Form 10-Q
period 2008-06-30
HOME BANCORP, INC.
filed 2008-09-26
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

Commission File Number 333-151492

Home Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Louisiana	71-1051785
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

503 Kaliste Saloom Road Lafayette, Louisiana	70508
(Address of principal executive office)	(Zip Code)

(337) 237-1960

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At September 26, 2008, no shares of the Registrant’s common stock were issued and outstanding. The issuer became subject to the filing requirements of Sections 13 and 15(d) when its Form S-1 was declared effective by the Securities and Exchange Commission (“SEC”) on August 12, 2008.

HOME BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOME BANK

STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$14,453,603	$11,746,082
Interest-bearing deposits in banks	2,673,000	3,267,000
Cash invested at other ATM locations	25,842,389	17,142,751
Securities available for sale, at fair value	64,853,202	56,995,287
Securities held to maturity, fair values of $4,041,000 and $4,658,000, respectively	4,082,337	4,693,288
Mortgage loans held for sale	535,000	1,174,650
Loans, net of unearned income	315,192,357	308,582,151
Allowance for loan losses	(2,377,968)	(2,314,132)

Loans, net	312,814,389	306,268,019
Office properties and equipment, net	12,005,024	11,687,580
Cash surrender value of bank-owned life insurance	5,134,487	5,006,615
Accrued interest receivable and other assets	5,699,519	4,369,573

Total Assets	$448,092,950	$422,350,845

Liabilities
Deposits	$355,760,365	$353,536,399
Federal Home Loan Bank advances	38,856,903	16,883,436
Accrued interest payable and other liabilities	2,716,604	2,547,890

Total Liabilities	397,333,872	372,967,725

Equity
Retained earnings	51,461,993	49,339,479
Accumulated other comprehensive income (loss)	(702,915)	43,641

Total Equity	50,759,078	49,383,120

Total Liabilities and Equity	$448,092,950	$422,350,845

The accompanying Notes are an integral part of these Financial Statements.

HOME BANK

STATEMENTS OF INCOME (unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2008	2007	2008	2007
Interest Income
Loans, including fees	$5,229,478	$5,002,293	$10,508,673	$9,897,494
Investment securities	931,872	645,766	1,683,901	1,282,467
Other investments and deposits	342,747	513,148	716,578	1,039,021

Total interest income	6,504,097	6,161,207	12,909,152	12,218,982

Interest Expense
Deposits	2,065,285	2,362,575	4,452,304	4,698,019
Federal Home Loan Bank advances	241,681	55,865	403,300	107,434

Total interest expense	2,306,966	2,418,440	4,855,604	4,805,453

Net interest income	4,197,131	3,742,767	8,053,548	7,413,529
Provision for loan losses	(98,448)	(45,388)	(68,937)	(82,887)

Net interest income after provision for loan losses	4,098,683	3,697,379	7,984,611	7,330,642

Noninterest Income
Service fees and charges	742,036	569,555	1,413,114	1,111,263
Gain on sale of loans, net	81,119	66,950	150,998	134,824
Net loss on sale of real estate owned	(3,278)	—	(3,488)	—
Other income	219,766	119,874	412,307	237,597

Total noninterest income	1,039,643	756,379	1,972,931	1,483,684

Noninterest Expense
Compensation and benefits	2,143,498	1,871,448	4,235,999	3,667,426
Occupancy	197,460	177,519	375,584	332,984
Marketing and advertising	201,038	202,176	403,080	404,352
Data processing and communication	125,513	111,450	258,027	223,080
Depreciation	241,721	220,599	467,531	438,192
Other expenses	557,227	432,672	1,001,391	823,918

Total noninterest expense	3,466,457	3,015,864	6,741,612	5,889,952

Income before income tax expense	1,671,869	1,437,894	3,215,930	2,924,374
Income tax expense	568,435	488,884	1,093,416	994,287

Net Income	$1,103,434	$949,010	$2,122,514	$1,930,087

The accompanying Notes are an integral part of these Financial Statements.

HOME BANK

STATEMENTS OF EQUITY (unaudited)

	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance, December 31, 2006	$46,016,774	$(160,469)	$45,856,305

Comprehensive income:

Net income	1,930,087		1,930,087
Change in unrealized gain/loss on securities available for sale, net of taxes		68,875	68,875

Total comprehensive income			1,998,962

Balance, June 30, 2007	$47,946,861	$(91,594)	$47,855,267

Balance, December 31, 2007	$49,339,479	$43,641	$49,383,120

Comprehensive income:

Net income	2,122,514		2,122,514
Change in unrealized gain/loss on securities available for sale, net of taxes		(746,556)	(746,556)

Total comprehensive income			1,375,958

Balance, June 30, 2008	$51,461,993	$(702,915)	$50,759,078

The accompanying Notes are an integral part of these Financial Statements.

HOME BANK

STATEMENTS OF CASH FLOWS (unaudited)

	For The Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$2,122,514	$1,930,087

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	68,937	82,887
Depreciation	403,080	404,352
Mortgage servicing amortization	10,998	19,998
Federal Home Loan Bank stock dividends	(16,600)	(20,300)
Amortization of premium/discount on investments	331,140	(29,167)
Gains on loans sold, net	(150,998)	(134,824)
Proceeds, including principal payments, from loans held for sale	20,730,973	18,392,180
Originations of loans held for sale	(19,940,325)	(17,575,715)
Deferred income taxes	(19,424)	(87,351)
Increase in interest receivable	(83,551)	43,063
Increase in prepaid expenses and other assets	(348,794)	(193,388)
Increase in cash surrender value of bank-owned life insurance	(127,872)	—
Decrease (increase) in accrued expenses and other liabilities	572,726	(599,569)

Net Cash Provided by Operating Activities	3,552,804	2,232,253

Cash Flows from Investing Activities
Purchases of available-for-sale investment securities	(18,336,211)	(4,965,801)
Purchases of held-to-maturity investment securities	—	(1,020,000)
Proceeds from payments on available-for-sale investment securities	9,020,853	9,025,783
Proceeds from maturities and calls of available-for-sale investment securities	—	9,222
Proceeds from payments on held-to-maturity investment securities	606,111	437,866
Increase in cash invested at other ATM locations	(8,649,813)	(10,839,400)
Net increase in loans	(6,665,132)	(6,757,741)
Decrease in certificates of deposit in other institutions	594,000	396,000
Proceeds from sale of real estate owned	3,500	—
Purchases of office properties and equipment	(720,524)	(715,588)
Purchases of Federal Home Loan Bank stock	(895,500)	(248,700)
Proceeds from redemption of Federal Home Loan Bank stock	—	320,900

Net Cash Used in Investing Activities	(25,042,716)	(14,357,459)

Cash Flows from Financing Activities
(Decrease) increase in deposits	2,223,966	(7,733,459)
Proceeds from Federal Home Loan Bank advances	240,500,000	23,400,000
Payments on Federal Home Loan Bank advances	(218,526,533)	(14,425,419)

Net Cash Provided by Financing Activities	24,197,433	1,241,122

Net Increase (Decrease) In Cash and Cash Equivalents	2,707,521	(10,884,084)
Cash and Cash Equivalents at Beginning of Period	11,746,082	27,399,259

Cash and Cash Equivalents at End of Period	$14,453,603	$16,515,175

The accompanying Notes are an integral part of these Financial Statements.

HOME BANK

Notes to Financial Statements (Unaudited)

Note 1 – Basis of Presentation

Home Bancorp, Inc., a Louisiana Corporation (the “Company”), was organized by Home Bank (the “Bank”) in May 2008 to facilitate the conversion of the Bank from the mutual to the stock form (the “Conversion”) of ownership. The Conversion is expected to be completed in October 2008, at which time the Company will become the holding company for the Bank, with the Company owning all of the to-be issued and outstanding shares of the Bank’s common stock, and shares of the Company’s common stock will be issued and sold in an offering to certain depositors of the Bank and others. The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) on June 6, 2008 (File No. 333-151492), which was declared effective by the SEC on August 12, 2008. The registrant is in organization, has engaged in no operations to date and has not issued any shares of stock. Accordingly, no financial statements of the Company have been included herein.

The accompanying unaudited financial statements of the Bank were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month and six month periods ended June 30, 2008, are not necessarily indicative of the results which may be expected for the entire fiscal year. For further information, please review the audited financial statements of Home Bank for the year ended December 31, 2007 included in the Company’s registration statement on Form S-1 (File No. 333-151492).

In preparing the financial statements, the Bank is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Bank’s financial condition, results of operations, changes in equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

Certain amounts reported in prior periods have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported equity or net income.

Note 2 – Fair Value Measurements

On January 1, 2008, the Bank adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the inputs used to develop those assumptions and measure fair value. The hierarchy requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

A description of the valuation methodologies used for material instruments measured at fair value follows, as well as the classification of such instruments within the valuation hierarchy.

Securities Available For Sale

Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using pricing models or quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Examples may include certain collateralized mortgage and debt obligations.

The Bank has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

		Fair Value Measurements at June 30, 2008 Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$64,853,202	$—	$64,853,202	$—

The Bank did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the first six months of 2008 are reported in noninterest income or other comprehensive income as follows:

	Noninterest Income	Other Comprehensive Income
Total gains (losses) included in earnings	$—	$—
Change in unrealized gains (losses) relating to available-for-sale investment securities still held at June 30, 2008	—	(746,556)

Impaired Loans

Loans are measured for impairment using the methods permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Fair value of impaired loans is measured by either the loan’s obtainable market price, if available (Level 1), the fair value of the collateral if the loan is collateral dependent (Level 2), or the present value of expected future cash flows, discounted at the loan’s effective interest rate (Level 3). Fair value of the collateral is determined by appraisals or independent valuation.

To measure the extent to which a loan is impaired, the relevant accounting principles permit or require the Bank to compare the recorded investment in the impaired loans with the fair value of the underlying collateral in certain circumstances. The fair value measurement process uses independent appraisals and other market-based information, but in many cases it also requires significant input based on management’s knowledge of and judgment about current market conditions, specific issues relating to the collateral, and other matters. As a result, substantially all of these fair value measurements fall within Level 3 of the hierarchy discussed above. The net carrying value of impaired loans, which reflected a nonrecurring fair value measurement, totaled $0.8 million at June 30, 2008.

Note 3 – Accounting Developments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings, and applies whenever other standards require or permit assets or liabilities to be measured at fair value. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts its business. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The Bank adopted SFAS No. 157 on January 1, 2008. The adoption did not have a material impact on the Bank’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements to facilitate reporting between companies. The fair value option established by this Statement permits companies to choose to measure eligible items at fair value at specified election dates. The company shall then report unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date subsequent to implementation. The Bank adopted SFAS No. 159 on January 1, 2008. The adoption did not have a material impact on the Bank’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R), which will impact how entities apply the acquisition method to business combinations. Significant changes to how companies account for business combinations under this Statement include (1) the acquisition date will be date the acquirer obtains control, (2) all identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date, (3) assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date, (4) adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year, (5) acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred, (6) transaction costs will be expensed as incurred, (7) reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period, and (8) the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS No. 141(R) will require additional disclosures regarding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and goodwill valuation.

The Company will be required to apply SFAS No. 141(R) prospectively to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations with an acquisition date before the effective date, the provisions of SFAS No. 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. Management is currently evaluating the effects that SFAS No. 141(R) will have on the financial condition, results of operations, liquidity, and the disclosures that will be presented in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bank from December 31, 2007 to June 30, 2008 and on its results of operations during the second quarters of 2008 and 2007 and during the six-month periods through June 30 in each year. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

FORWARD-LOOKING STATEMENTS

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company or Bank, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of the words “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s or Bank’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described under the heading “Risk Factors” in the Company’s prospectus, dated August 12, 2008 (SEC File No. 33-151492).

EXECUTIVE OVERVIEW

During the second quarter of 2008, the Bank earned $1.1 million, representing a $154,000, or 16.3%, increase compared to the second quarter of 2007. For the six months ended June 30, 2008, net income was $2.1 million, an increase of $192,000, or 10.0%, over net income for the six months ended June 30, 2007.

•

Total assets at June 30, 2008 were $448.1 million, up $25.7 million, or 6.1%, from December 31, 2007. The increase is primarily the result of growth in cash invested at other ATM locations, loans and investment securities. Equity increased by $1.4 million, or 2.8%, from $49.4 million at December 31, 2007 to $50.8 million at June 30, 2008. The primary reason for the increase in equity was $2.1 million in net income during the period, which was partially offset by a $747,000 decrease in accumulated other comprehensive income.

•	Total loans at June 30, 2008 were $315.2 million, an increase of $6.6 million, or 2.1%, from December 31, 2007. The increase was driven primarily by growth in commercial construction and land loans.

•	Total customer deposits were $355.8 million at June 30, 2008, an increase of $2.2 million, or 0.6%, from December 31, 2007. Demand deposit accounts drove this increase.

•

Interest income increased $343,000, or 5.6%, for the three months ended June 30, 2008, compared to the same period of 2007. For the six months ended June 30, 2008, interest income increased $690,000, or 5.6%, compared to the same period of 2007. The increases in interest income in the three- and six-month periods were due to increases in the average balances of our interest-earnings assets, particularly loans and available-for-sale investment securities, which more than offset decreases in the average yields earned.

•

Interest expense decreased $111,000 for the three months ended June 30, 2008, compared to the second quarter of 2007. For the six months ended June 30, 2008, interest expense increased $50,000 compared to the same period of 2007. The average rate paid on our interest-bearing liabilities decreased 40 basis points in the quarter ended June 30, 2008, compared to the quarter ended June 30, 2007, which more than offset an increase in the average balance of deposits. For the six months ended June 30, 2008, the average rate paid on interest-bearing liabilities decreased 21 basis points compared to the first six months of 2007.

•

Noninterest income increased $283,000, or 37.5%, for the second quarter of 2008 compared to the same period of 2007. For the six months ended June 30, 2008, noninterest income increased $489,000, or 33.0%, compared to the same period of 2007. The primary reasons for the increases were higher service fees and charges and income on bank owned life insurance (“BOLI”).

•

Noninterest expense increased $451,000, or 14.9%, for the quarter ended June 30, 2008, compared to the same quarter last year. For the six months ended June 30, 2008, noninterest expense increased $852,000, or 14.5%, compared to the same period of 2007. The increases resulted primarily from higher compensation and benefits and occupancy expenses related to the Bank’s expansion into Baton Rouge, Louisiana.

•

The Bank recorded a provision for loan losses of $98,000 during the second quarter of 2008, compared to a provision of $45,000 for the second quarter of 2007. The amount of provision for loan losses during the second quarter of 2008 primarily reflects growth in total loans during the quarter as a result of new loan originations. For the six months ended June 30, 2008, the Bank recorded a provision of $69,000, compared to a provision of $83,000 for the same period in 2007. As of June 30, 2008 and December 31, 2007, the allowance for loan losses as a percent of total loans was 0.75%. Net charge-offs for the second quarter of 2008 were $4,300, or 0.01%, of average loans on an annualized basis, compared to $114,500, or 0.04%, a year earlier.

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – The loan portfolio increased $6.6 million, or 2.1%, during the first six months of 2008. The following table shows the composition of the Bank’s loan portfolio as of the dates indicated.

(dollars in thousands)	June 30, 2008	December 31, 2007	Increase/(Decrease)
			Amount	Percent
Real estate loans:
First mortgage	$131,422	$131,385	$37	0.0%
Home equity loans and lines	23,676	23,065	611	2.7
Commercial real estate	72,105	71,964	141	0.2
Construction and land	30,759	25,769	4,990	19.4
Multi-family residential	6,663	7,242	(579)	(8.0)

Total real estate loans	264,625	259,425	5,201	2.0

Other loans:
Commercial	36,364	35,783	581	1.6
Consumer	14,203	13,375	829	6.2

Total other loans	50,567	49,158	1,410	2.9

Total loans receivable	$315,192	$308,582	$6,610	2.1%

The most significant increase in the loan portfolio during the first six months of 2008 related to commercial construction and land loans.

Asset Quality – One of our key objectives has been, and continues to be, maintaining a high level of asset quality. In addition to maintaining credit standards for new loan originations, we proactively monitor loans and collection and workout processes of delinquent or problem loans. When a borrower fails to make a scheduled payment, we attempt to cure the deficiency by making personal contact with the borrower. Initial contacts are generally made within 10 days after the date the payment is due. In most cases, deficiencies are promptly resolved. If the delinquency continues, late charges are assessed and additional efforts are made to collect the deficiency. All loans which are designated as “special mention,” classified or which are delinquent 90 days or more are reported to the Board of Directors of the Bank monthly. For loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases (“non-accrual” loans). It is our policy, with certain limited exceptions, to discontinue accruing interest and reverse any interest accrued on any loan which is 90 days or more past due. On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to his/her ability to service the debt in accordance with the terms of the loan agreement. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt.

Real estate which is acquired as a result of foreclosure is classified as real estate owned until sold. Real estate owned is recorded at the lower of cost or fair value less estimated selling costs. Costs associated with acquiring and improving a foreclosed property are usually capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs. Holding costs are charged to expense. Gains and losses on the sale of real estate owned are charged to operations, as incurred.

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, multifamily residential and land loans and commercial business loans are individually evaluated for impairment. As of June 30, 2008 and December 31, 2007, our impaired loans amounted to $0.8 million and $1.3 million, respectively.

Federal regulations and our policies require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets. We have incorporated an internal asset classification system, substantially consistent with Federal banking regulations, as a part of our credit monitoring system. Federal banking regulations set forth a classification scheme for problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies one or more assets, or portions thereof, as “substandard” or “doubtful,” it is required that a general valuation allowance for loan losses be established for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

A savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Federal bank regulators which can order the establishment of additional general or specific loss allowances. The Federal banking agencies have adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Our management believes that, based on information currently available, its allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. However, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

We review and classify assets monthly and the Board of Directors is provided with monthly reports on our classified assets. We classify assets in accordance with the management guidelines described above. As of June 30, 2008, the Bank had $1.0 million of assets classified as substandard, compared to $1.4 million as of December 31, 2007. We had no loans classified as doubtful or loss at June 30, 2008 or December 31, 2007.

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, amounted to $836,000, or 0.18% of total assets at June 30, 2008, compared to $1.3 million, or 0.31% of total assets at December 31, 2007. The following table sets forth the composition of the Bank’s nonperforming assets, including accruing loans past due 90 days or more, as of the dates indicated.

(dollars in thousands)	June 30, 2008	December 31, 2007
Nonaccrual loans:
Real estate loans:
First mortgage	$261	$775
Home equity loans and lines	15	12
Multi-family residential and commercial real estate	318	318
Construction and land	—	—
Other loans:
Commercial	146	173
Consumer	47	17

Total nonaccrual loans	787	1,295
Accruing loans 90 days or more past due	—	—

Total nonperforming loans	787	1,295
Foreclosed property	49	47

Total nonperforming assets	836	1,342
Performing troubled debt restructurings	—	—

Total nonperforming assets and troubled debt restructurings	$836	$1,342

Nonperforming loans to total loans	0.25%	0.42%
Nonperforming loans to total assets	0.18%	0.31%
Nonperforming assets to total assets	0.19%	0.32%

Net charge-offs for the second quarter of 2008 were $4,300, or 0.01%, of average loans on an annualized basis, as compared to $9,500, or 0.01%, for the same quarter last year.

Allowance for Loan Losses – The allowance for loan losses is established through a provision for loan losses. We maintain the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses at least quarterly in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio. Our evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing loans, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

We will continue to monitor and modify our allowances for loan losses as conditions dictate. No assurance can be given that our level of allowance for loan losses will cover all of the inherent losses on our loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the conditions used by management to determine the current level of the allowance for loan losses.

The following table presents the activity in the allowance for loan losses during the first six months of 2008.

(dollars in thousands)	Amount
Balance, December 31, 2007	$2,314
Provision charged to operations	69
Loans charged off	(35)
Recoveries	30

Balance, June 30, 2008	$2,378

The allowance for loan losses amounted to 0.75% of total loans and 302.3% of total nonperforming loans at June 30, 2008, compared to 0.75% and 178.7%, respectively, at December 31, 2007.

Investment Securities

The investment securities portfolio increased by an aggregate of $7.2 million, or 11.8%, during the first six months of 2008, as purchases of available for sale securities more than offset principal maturities, prepayments and calls. Securities available for sale made up the vast majority of the total investment portfolio at June 30, 2008.

The following table summarizes activity in the Bank’s investment securities portfolio during the first six months of 2008.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2007	$56,995	$4,693
Purchases	18,336	—
Sales	—	—
Principal maturities, prepayments and calls	(9,021)	(606)
Amortization of premiums and accretion of discounts	(326)	(5)
Increase (decrease) in market value	(1,131)	—

Balance, June 30, 2008	$64,853	$4,082

The decrease in the market value of the available for sale investment portfolio relates primarily to our private label mortgage-backed securities. Like many other financial institutions, we believe that today’s marketplace is not providing quality fair values for many of these investments. Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. As of June 30, 2008, management’s assessment concluded that no declines are deemed to be other than temporary. The Bank does not own Freddie Mac or Fannie Mae common or preferred shares.

Cash Invested at Other ATM Locations

The Bank has entered into contracts with various counterparties to provide cash for ATMs at approximately 900 locations throughout the United States. The contracts range in terms up to two years and contain options to extend the contracts for certain periods. Under the terms of these agreements, the Bank retains ownership of the cash in the ATMs at all times. The balance of cash invested at other ATMs locations increased $8.7 million, or 50.6%, during the first six months of the year. This increase represents the typical seasonality for this investment.

Funding Sources

Deposits – Total end of period deposits increased $2.2 million, or 0.6%, to $355.8 million at June 30, 2008, compared to $353.5 million at December 31, 2007. The following table sets forth the composition of the Bank’s deposits at the dates indicated.

(dollars in thousands)	June 30, 2008	December 31, 2007	Increase/(Decrease)
			Amount	Percent
Demand deposit	$60,743	$50,791	$9,952	19.6%
Savings	19,166	19,115	51	0.3
Money market	69,988	69,319	669	1.0
NOW	37,491	37,935	(444)	(1.2)
Certificates of deposit	168,372	176,376	(8,004)	(4.5)

Total deposits	$355,760	$353,536	$2,224	0.6%

The increase in demand deposits relates to several factors, including the Bank’s emphasis on growing core deposits, generally strong economic conditions in our markets and the Bank’s pending mutual-to-stock conversion.

The decrease in certificates of deposits is primarily the result of management’s decision not to match high rates offered by certain competitors during the first half of 2008.

Federal Home Loan Advances – Federal Home Loan Bank (“FHLB”) advances increased $22.0 million between June 30, 2008 and December 31, 2007 to $38.9 million. The additional advances were needed to fund loan growth and investment purchases. The average rates paid on FHLB advances were 2.98% and 4.45% for the quarters ended June 30, 2008 and 2007, respectively.

Equity and Capital Adequacy – Equity provides a source of permanent funding, allows for future growth and provides the Bank with a cushion to withstand unforeseen adverse developments. At June 30, 2008, equity totaled $50.8 million, an increase of $1.4 million, or 2.8%, compared to $49.4 million at December 31, 2007. The increase resulted from net income earned during the first six months of 2008, which was partially offset by decreased accumulated other comprehensive income resulting from higher unrealized losses in the investment securities portfolio.

At June 30, 2008, the Bank had regulatory capital that was in excess of regulatory requirements. The following table details the Bank’s actual levels and current requirements as of June 30, 2008.

	Actual Capital		Required Capital
(dollars in thousands)	Amount	Percent	Amount	Percent
Tangible Capital	$51,462	11.44%	$6,748	1.50%
Tier 1 (Core) Capital	51,462	11.44	17,996	4.00
Tier 1 Risk-Based	51,462	19.41	10,603	4.00
Total Risk-Based	53,746	20.28	21,206	8.00

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity Management

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring adequate cash flow exists to meet the Bank’s needs, including operating, strategic and capital. The Bank develops its liquidity management strategies as part of its overall asset/liability management process. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At June 30, 2008, cash and cash equivalents amounted to $14.5 million. At such date, available for sale investment securities amounted to $64.9 million.

The Bank uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2008, certificates of deposit maturing within the next 12 months totaled $130.3 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended June 30, 2008, the average balance of our outstanding FHLB advances was $32.5 million. At June 30, 2008, we had $38.9 million in outstanding FHLB advances and had $158.0 million in additional FHLB advances available to us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds. Our borrowings consist of advances from the FHLB of Dallas, of which we are a member. Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans and investment securities as well as our stock in the FHLB as collateral for such advances.

Asset/Liability Management

The objective of asset/liability management is to implement strategies for the funding and deployment of the Bank’s financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk. Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Bank measures its interest rate sensitivity over the near term primarily by running net interest income simulations.

Based on the Bank’s interest rate risk model, the table below illustrates the impact of an immediate and sustained 100 and 200 basis point increase or decrease in interest rates on net interest income.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	(14)%
+100	(6)
-100	4
-200	—

The actual impact of changes in interest rates will depend on many factors. These factors include the Bank’s ability to achieve expected growth in earning assets and maintain a desired mix of earning assets and interest-bearing liabilities, the actual timing of asset and liability repricings, the magnitude of interest rate changes and corresponding movement in interest rate spreads, and the level of success of asset/liability management strategies.

Off-Balance Sheet Activities

To meet the financing needs of its customers, the Bank issues financial instruments which represent conditional obligations that are not recognized, wholly or in part, in the statements of financial condition. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments expose the Bank to varying degrees of credit and interest rate risk in much the same way as funded loans. The same credit policies are used in these commitments as for on-balance sheet instruments. The Bank’s exposure to credit losses from these financial instruments is represented by their contractual amounts.

The following table summarizes our outstanding commitments to originate loans, to fund additional amounts of cash at other ATM locations pursuant to existing agreements and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at June 30, 2008 and December 31, 2007.

	Contract Amount
(dollars in thousands)	6/30/2008	12/31/2007
Letters of credit	$1,310	$1,101
Lines of credit	21,989	20,811
Cash invested in other ATM locations	7,207	5,857
Undisbursed portion of loans in process	25,236	32,361
Commitments to originate loans	29,995	15,101

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to be drawn upon, the total commitment amounts generally represent future cash requirements.

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

The Bank is subject to certain claims and litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the financial position or results of operations of the Bank.

RESULTS OF OPERATIONS

The Bank reported net income for the second quarter of 2008 of $1.1 million, an increase of $154,000, or 16.3%, compared to the second quarter of 2007. For the six months ended June 30, 2008, the Bank reported net income of $2.1 million, an increase of $192,000, or 10.0%, compared to the same period of 2007.

Interest Income – Interest income increased $343,000, or 5.6%, to $6.5 million for the three months ended June 30, 2008, compared to the three months ended June 30, 2007. Interest income increased $690,000, or 5.6%, to $12.9 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. The increases in interest income in the three- and six-month periods ended June 30, 2008 over the comparable periods in 2007 were due to increases in the average balances of our interest-earnings assets, particularly loans and available-for-sale investment securities, which more than offset decreases in the average yields earned on loans.

Interest Expense – Interest expense was $2.3 million for the three months ended June 30, 2008, a decrease of $111,000, or 4.6%, compared to the second quarter of 2007. For the six months ended June 30, 2008, interest expense was $4.9 million, an increase of $50,000, or 1.0%, over interest expense for the first six months of 2007. The average rate paid on our interest-bearing liabilities decreased by 40 basis points to 2.37% in the quarter ended June 30, 2008, compared to 2.77% in the quarter ended June 30, 2007. For the six months ended June 30, 2008, the average rate paid on interest-bearing liabilities decreased 21 basis point to 2.54% compared to 2.75% for the first six months of 2007.

The following table presents average balance sheets, net interest income and average interest rates for the three and six month periods ended June 30, 2008 and 2007.

Average Balances, Net Interest Income and Interest Yields / Rates

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods. Investment security market value adjustments and trade-date accounting adjustments are not considered to be earning assets and, as such, the net effect of the adjustments is included in nonearning assets. Tax equivalent (TE) yields are calculated using a marginal tax rate of 35%.

	Three Months Ended June 30,						Six Months Ended June 30,
	2008			2007			2008			2007
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
Earning assets:
Loans receivable (1)	$311,413	$5,229	6.72%	$287,278	$5,002	6.97%	$309,489	$10,509	6.79%	$285,761	$9,897	6.93%
Investment securities	72,110	966	5.35%	56,059	678	4.84%	68,024	1,750	5.15%	56,661	1,347	4.75%
Other interest-earning assets	38,835	309	3.19%	44,032	481	4.37%	38,039	650	3.42%	44,265	975	4.40%

Total interest-earning assets	422,358	6,504	6.16%	387,369	6,161	6.36%	415,552	12,909	6.21%	386,687	12,219	6.32%

Non-interest-earning assets	20,578			13,519			20,389			13,281

Total assets	$442,936			$400,888			$435,941			$399,968

Interest-bearing liabilities:
Deposits:
Savings, checking and money market accounts	186,367	399	0.86%	170,988	518	1.21%	185,427	934	1.01%	170,738	1,057	1.24%
Certificates of deposit	169,786	1,666	3.93%	173,631	1,844	4.25%	172,090	3,518	4.09%	173,310	3,641	4.20%

Total interest-bearing deposits	356,153	2,065	2.32%	344,619	2,362	2.74%	357,517	4,452	2.49%	344,048	4,698	2.73%
FHLB advances	32,455	242	2.98%	5,025	56	4.45%	24,478	403	3.30%	5,174	107	4.15%

Total interest-bearing liabilities	388,608	2,307	2.37%	349,644	2,418	2.77%	381,995	4,855	2.54%	349,222	4,805	2.75%

Noninterest-bearing liabilities	3,474			4,048			2,904			3,605

Total liabilities	392,082			353,692			384,899			352,827
Shareholders’ equity	50,854			47,196			51,042			47,141

Total liabilities and shareholders’ equity	$442,936			$400,888			$435,941			$399,968

Net earning assets	$33,750			$37,725			$33,557			$37,465

Net interest spread		$4,197	3.79%		$3,743	3.60%		$8,054	3.67%		$7,414	3.57%

Net interest margin (2)			3.97%			3.86%			3.88%			3.83%

Average interest-earning assets to average interest-bearing liabilities			108.68%			110.79%			108.78%			110.73%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Provision For Loan Losses – For the quarter ended June 30, 2008, the Bank recorded a provision of $98,000, compared to a provision of $45,000 for the same period in 2007. For the six months ended June 30, 2008, the Bank recorded a provision of $69,000 compared to a provision of $83,000 for the first six months of 2007. The amount of provision for loan losses during the second quarter of 2008 primarily reflects growth in total loans during the quarter as a result of new loan originations.

Noninterest Income – The Bank’s total noninterest income was $1.0 million for the three months ended June 30, 2008, $283,000, or 37.5%, higher than the $756,000 earned for the same period in 2007. The primary reasons for the increases in non-interest income were higher service fees and charges, which increased by $172,000, and other non-interest income. In addition, we recognized $64,000 in income on bank owned life insurance during the second quarter of 2008. BOLI policies were purchased in December 2007; thus, there was no BOLI income for the second quarter of 2007.

Noninterest income increased $489,000, or 33.0%, for the six months ended June 30, 2008, to $2.0 million, compared to $1.5 million for the six months ended June 30, 2007. The primary reasons for the increase were an increase in service fees and charges of $302,000, as well as $128,000 recognized in BOLI income in the 2008 period.

Noninterest Expense – The Bank’s total noninterest expense was $3.5 million for the three months ended June 30, 2008, $451,000, or 14.9%, higher than the $3.0 million incurred for the same period in 2007. The number of full-time equivalent employees increased to 150 at June 30, 2008, compared to 139 at June 30, 2007. Compensation expense increased $272,000 to $2.1 million for the three months ended June 30, 2008, compared to the three months ended June 30, 2007. Occupancy expense increased by $20,000 in the second quarter of 2008 compared to the second quarter of 2007, primarily reflecting the addition of our Baton Rouge loan production office in June 2007 as well as increased technology expenses.

Noninterest expense increased $852,000, or 14.5%, for the six months ended June 30, 2008 to $6.7 million, compared to $5.9 million for the six months ended June 30, 2007. The primary reasons for the increase in non-interest expense were increases in compensation costs and occupancy expense.

Income Taxes – The effective tax rates for the three and six month periods ended June 30, 2008 and 2007 were 34.0%.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented in the Company’s prospectus, dated August 12, 2008, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk”. Additional information at June 30, 2008 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

Item 4T.	Controls and Procedures

Our management evaluated, with the participation of our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company has not yet been required to prepare a report on its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no matters required to be reported under this item.

Item 1A.	Risk Factors

See “Risk Factors” at pages 13-17 in the Company’s prospectus, dated August 12, 2008 (File No. 333-151492), which is incorporated herein by reference thereto. There have been no material changes from the risk factors previously disclosed in the Company’s prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There are no matters required to be reported under this item.

Item 3.	Defaults Upon Senior Securities

There are no matters required to be reported under this item.

Item 4.	Submission of Matters to a Vote of Security Holders

There are no matters required to be reported under this item.

Item 5.	Other Information

There are no matters required to be reported under this item.

Item 6.	Exhibits

Exhibit No. 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit No. 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit No. 32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Home Bancorp, Inc.

Date: September 26, 2008	By:	/s/ John W. Bordelon
John W. Bordelon
President and Chief Executive Officer

Date: September 26, 2008	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

Date: September 26, 2008	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank First Vice President, Controller