Form 10-Q
period 2008-09-30
HOME BANCORP, INC.
filed 2008-11-14
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Commission File Number 001-34190

Home Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Louisiana	71-1051785
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

503 Kaliste Saloom Road Lafayette, Louisiana	70508
(Address of principal executive office)	(Zip Code)

(337) 237-1960

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2008, the Registrant had 8,926,875 shares of common stock, $0.01 par value, which were issued and outstanding.

HOME BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOME BANK

STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) September 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$60,389,012	$11,746,082
Interest-bearing deposits in banks	792,000	3,267,000
Cash invested at other ATM locations	20,697,177	17,142,751
Securities available for sale, at fair value	76,301,887	56,995,287
Securities held to maturity, fair values of $3,870,000 and $4,658,000, respectively	3,870,154	4,693,288
Mortgage loans held for sale	281,200	1,174,650
Loans, net of unearned income	317,564,165	308,582,151
Allowance for loan losses	(2,390,573)	(2,314,132)

Loans, net	315,173,592	306,268,019
Office properties and equipment, net	13,489,704	11,687,580
Cash surrender value of bank-owned life insurance	5,201,472	5,006,615
Accrued interest receivable and other assets	6,848,881	4,369,573

Total Assets	$503,045,079	$422,350,845

Liabilities
Deposits	$353,476,182	$353,536,399
Federal Home Loan Bank advances	15,843,422	16,883,436
Accrued interest payable and other liabilities	82,537,048	2,547,890

Total Liabilities	451,856,652	372,967,725

Equity
Retained earnings	52,854,168	49,339,479
Accumulated other comprehensive income (loss)	(1,665,741)	43,641

Total Equity	51,188,427	49,383,120

Total Liabilities and Equity	$503,045,079	$422,350,845

The accompanying Notes are an integral part of these Financial Statements.

HOME BANK

STATEMENTS OF INCOME (unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2008	2007	2008	2007
Interest Income
Loans, including fees	$5,343,053	$5,165,621	$15,851,725	$15,063,115
Investment securities	1,035,622	613,962	2,719,522	1,896,429
Other investments and deposits	405,809	577,744	1,122,387	1,616,766

Total interest income	6,784,484	6,357,327	19,693,634	18,576,310

Interest Expense
Deposits	1,875,504	2,467,092	6,327,808	7,165,111
Federal Home Loan Bank advances	280,141	97,837	683,442	205,271

Total interest expense	2,155,645	2,564,929	7,011,250	7,370,382

Net interest income	4,628,839	3,792,398	12,682,384	11,205,928
Provision for loan losses	92,500	59,499	161,437	142,386

Net interest income after provision for loan losses	4,536,339	3,732,899	12,520,947	11,063,542

Noninterest Income
Service fees and charges	705,167	563,310	2,118,281	1,674,573
Gain on sale of loans, net	41,555	83,498	192,553	218,321
Net loss on sale of real estate owned	—	—	(3,488)	—
Other income	224,248	123,796	636,554	361,393

Total noninterest income	970,970	770,604	2,943,900	2,254,287

Noninterest Expense
Compensation and benefits	2,191,874	1,877,677	6,427,873	5,545,103
Occupancy	194,205	181,320	569,789	514,304
Marketing and advertising	82,241	111,249	340,268	334,329
Data processing and communication	197,078	186,511	664,609	624,703
Depreciation	203,282	202,176	606,362	606,528
Other expenses	530,930	454,187	1,532,316	1,278,105

Total noninterest expense	3,399,610	3,013,120	10,141,217	8,903,072

Income before income tax expense	2,107,699	1,490,383	5,323,630	4,414,757
Income tax expense	715,524	506,730	1,808,941	1,501,017

Net Income	$1,392,175	$983,653	$3,514,689	$2,913,740

The accompanying Notes are an integral part of these Financial Statements.

HOME BANK

STATEMENTS OF EQUITY (unaudited)

	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance, December 31, 2006	$46,016,774	$(160,469)	$45,856,305

Comprehensive income:
Net income	2,913,740		2,913,740
Change in unrealized gain/(loss) on securities available for sale, net of taxes		220,003	220,003

Total comprehensive income			3,133,743

Balance, September 30, 2007	$48,930,514	$59,534	$48,990,048

Balance, December 31, 2007	$49,339,479	$43,641	$49,383,120

Comprehensive income:
Net income	3,514,689		3,514,689
Change in unrealized gain/(loss) on securities available for sale, net of taxes		(1,709,382)	(1,709,382)

Total comprehensive income			1,805,307

Balance, September 30, 2008	$52,854,168	$(1,665,741)	$51,188,427

The accompanying Notes are an integral part of these Financial Statements.

HOME BANK

STATEMENTS OF CASH FLOWS (unaudited)

	For The Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$3,514,689	$2,913,740

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	161,437	142,386
Depreciation	606,361	606,528
Mortgage servicing amortization	16,497	29,997
Federal Home Loan Bank stock dividends	(25,400)	(28,100)
Amortization of premium/discount on investments	1,313,376	(30,656)
Gains on loans sold, net	(192,553)	(218,321)
Proceeds, including principal payments, from loans held for sale	25,344,755	24,355,993
Originations of loans held for sale	(24,258,752)	(23,898,423)
Deferred income taxes	(32,739)	(96,291)
Increase in interest receivable	(124,148)	(126,227)
Increase in prepaid expenses and other assets	(1,024,868)	(320,215)
Increase in cash surrender value of bank-owned life insurance	(194,857)	—
Decrease (increase) in accrued expenses and other liabilities	6,262,374	(252,804)

Net Cash Provided by Operating Activities	11,366,172	3,077,607

Cash Flows from Investing Activities
Purchases of available-for-sale investment securities	(38,272,266)	(4,965,801)
Purchases of held-to-maturity investment securities	—	(1,140,000)
Proceeds from payments on available-for-sale investment securities	13,068,462	13,565,444
Proceeds from maturities and calls of available-for-sale investment securities	2,000,000	9,222
Proceeds from payments on held-to-maturity investment securities	816,989	782,176
Increase in cash invested at other ATM locations	(3,554,426)	(4,272,844)
Net increase in loans	(9,067,010)	(14,240,956)
Decrease in certificates of deposit in other institutions	2,475,000	(98,000)
Proceeds from sale of real estate owned	3,710	—
Purchases of office properties and equipment	(2,408,486)	(914,504)
Purchases of Federal Home Loan Bank stock	(1,325,100)	(248,700)
Proceeds from redemption of Federal Home Loan Bank stock	—	320,900

Net Cash Used in Investing Activities	(36,263,127)	(11,203,063)

Cash Flows from Financing Activities
(Decrease) increase in deposits	(60,217)	(1,008,960)
Proceeds from Federal Home Loan Bank advances	424,900,000	76,504,305
Payments on Federal Home Loan Bank advances	(425,940,014)	(75,542,639)
Cash received for common stock subscriptions	74,640,116	—

Net Cash Provided by Financing Activities	73,539,885	(47,294)

Net Increase (Decrease) In Cash and Cash Equivalents	48,642,930	(8,172,750)
Cash and Cash Equivalents at Beginning of Period	11,746,082	27,399,259

Cash and Cash Equivalents at End of Period	$60,389,012	$19,226,509

The accompanying Notes are an integral part of these Financial Statements.

HOME BANK

Notes to Financial Statements (Unaudited)

Note 1 – Basis of Presentation

Home Bancorp, Inc., a Louisiana Corporation (the “Company”), was organized by Home Bank (the “Bank”) in May 2008 to facilitate the conversion of the Bank from the mutual to the stock form (the “Conversion”) of ownership. The Conversion was completed on October 2, 2008, at which time the Company became the holding company for the Bank, with the Company owning all of the issued and outstanding shares of the Bank’s common stock. Shares of the Company’s common stock were issued and sold in an offering to certain depositors of the Bank and others. The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) on June 6, 2008 (File No. 333-151492), which was declared effective by the SEC on August 12, 2008. The registrant was not engaged in operations and had not issued any shares of stock as of September 30, 2008. Accordingly, no financial statements of the Company have been included herein.

The accompanying unaudited financial statements of the Bank were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month and nine month periods ended September 30, 2008, are not necessarily indicative of the results which may be expected for the entire fiscal year. For further information, please review the audited financial statements of Home Bank for the year ended December 31, 2007 included in the Company’s registration statement on Form S-1 (File No. 333-151492).

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

Note 2 – Completion of Stock Offering

The Company completed its initial public stock offering in connection with the Bank’s conversion from the mutual to the stock form of organization on October 2, 2008. The Company issued a total of 8,926,875 shares of its common stock (the “Common Stock”) for an aggregate of $89,268,750 in total offering proceeds. Trading in the Common Stock commenced on the Nasdaq Global Market on October 3, 2008 under the symbol “HBCP”.

During September 2008, the Bank began receiving cash for subscriptions to purchase shares of the Company’s common stock. The cash received in September 2008 is included in Accrued Interest Payable and Other Liabilities on the Statements of Financial Condition. The net proceeds of the initial public offering will be reflected in the Company’s shareholders’ equity at December 31, 2008.

Note 3 – Fair Value Measurements

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

		Fair Value Measurements at September 30, 2008 Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$76,302,000	$—	$76,302,000	$—

The Bank did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the first nine months of 2008 are reported in noninterest income or other comprehensive income as follows:

	Noninterest Income	Other Comprehensive Income
Total gains (losses) included in earnings	$—	$—
Change in unrealized gains (losses) relating to available-for-sale investment securities held at September 30, 2008	—	(1,709,000)

Impaired Loans

Loans are measured for impairment using the methods permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Fair value of the collateral is determined by appraisals or independent valuation. To measure the extent to which a loan is impaired, the relevant accounting principles permit or require the Bank to compare the recorded investment in the impaired loans with the fair value of the underlying collateral in certain circumstances. The fair value measurement process uses independent appraisals and other market-based information, but in many cases it also requires significant input based on management’s knowledge of and judgment about current market conditions, specific issues relating to the collateral, and other matters. As a result, substantially all of these fair value measurements fall within Level 3 of the hierarchy discussed above. The net carrying value of impaired loans, which reflected a nonrecurring fair value measurement, totaled $719,000 at September 30, 2008.

Note 4 – Other Matters

The Bank has entered into contracts with various counterparties to provide cash for ATMs at approximately 1,400 locations throughout the United States. The contracts range in terms up to two years and contain options to extend the contracts for certain periods. Under the terms of these agreements, the Bank retains ownership of the cash in the ATMs at all times.

In September 2008, one of the ATM counterparties informed the Bank that it was discontinuing operations. To date, the cash returned to the Bank by the counterparty is $885,000 less than the balance due to the Bank. The Bank is currently pursuing collection options, including recovery under the counterparty’s insurance policy for which Home Bank is a named insured. The balance due of $885,000 is included in the $20.7 million reported as Cash Invested at Other ATM Locations.

Note 5 – Accounting Developments

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

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bank from December 31, 2007 to September 30, 2008 and on its results of operations during the third quarters of 2008 and 2007 and during the nine-month periods through September 30 in each year. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

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

EXECUTIVE OVERVIEW

The Company completed its initial public stock offering on October 2, 2008, and began trading on the Nasdaq Global Market on October 3, 2008. The Company issued 8,926,875 shares of its common stock for an aggregate of $89,268,750 in total offering proceeds. The net proceeds of approximately $87 million will be reflected in the Company’s shareholders’ equity at December 31, 2008.

During the third quarter of 2008, the Bank earned $1.4 million, a $409,000, or 41.5%, increase compared to the third quarter of 2007. For the nine months ended September 30, 2008, net income was $3.5 million, an increase of $601,000, or 20.6%, over net income for the nine months ended September 30, 2007.

•

Total assets at September 30, 2008 were $503.0 million, up $80.7 million, or 19.1%, from December 31, 2007. The increase is primarily the result of growth in cash and cash equivalents and investment securities. The increase in cash and cash equivalents is expected to be temporary as the Company plans to deploy initial pubic offering proceeds into loans and investments over time. Equity increased by $1.8 million, or 3.7%, from $49.4 million at December 31, 2007 to $51.2 million at September 30, 2008. The primary reason for the increase in equity was $3.5 million in net income during the period, which was partially offset by a $1.7 million decrease in accumulated other comprehensive income(loss).

•

Total loans at September 30, 2008 were $317.6 million, an increase of $9.0 million, or 2.9%, from December 31, 2007. The increase was driven primarily by growth in commercial construction and land loans.

•

Total customer deposits were $353.5 million at September 30, 2008, a decrease of $60,000, or 0.02%, from December 31, 2007. Increases in demand deposit and savings accounts were offset by decreases in certificates of deposit.

•

Interest income increased $427,000, or 6.7%, for the three months ended September 30, 2008, compared to the same period of 2007. For the nine months ended September 30, 2008, interest income increased $1.1 million, or 6.0%, compared to the same period of 2007. The increases in interest income in the three- and nine-month periods were due to increases in the average balances of interest-earnings assets, particularly loans and investment securities, which more than offset decreases in the average yields earned.

•

Interest expense decreased $409,000, or 16.0%, for the three months ended September 30, 2008, compared to the third quarter of 2007. For the nine months ended September 30, 2008, interest expense decreased $359,000, or 4.9%, compared to the same period of 2007. The average rate paid on interest-bearing liabilities decreased 81 basis points in the quarter ended September 30, 2008, compared to the quarter ended September 30, 2007. For the nine months ended September 30, 2008, the average rate paid on interest-bearing liabilities decreased 45 basis points compared to the first nine months of 2007.

•

Noninterest income increased $200,000, or 26.0%, for the third quarter of 2008 compared to the same period of 2007. For the nine months ended September 30, 2008, noninterest income increased $690,000, or 30.6%, compared to the same period of 2007. The primary reasons for the increases were higher service fees and charges and income on bank owned life insurance (“BOLI”).

•

Noninterest expense increased $386,000, or 12.8%, for the quarter ended September 30, 2008, compared to the same quarter last year. For the nine months ended September 30, 2008, noninterest expense increased $1.2 million, or 13.9%, compared to the same period of 2007. The increases resulted primarily from higher compensation and benefits related to the Bank’s expansion.

•

The Bank recorded a provision for loan losses of $93,000 during the third quarter of 2008, compared to a provision of $59,000 for the third quarter of 2007. For the nine months ended September 30, 2008, the Bank recorded a provision of $161,000, compared to a provision of $142,000 for the same period in 2007. The amount of provision for loan losses recorded during 2008 primarily reflects growth in total loans during the year as a result of new loan originations. As of September 30, 2008 and December 31, 2007, the allowance for loan losses as a percent of total loans was 0.75%. Net charge-offs for the third quarter of 2008 were $80,000, or 0.10%, of average loans on an annualized basis, compared to $4,000, or 0.01%, a year earlier.

•

The Bank opened its first full-service branch in Baton Rouge in September 2008. The Bank also operates a loan production office in Baton Rouge and expects to open its second full-service Baton Rouge branch in December 2008.

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – The loan portfolio increased $9.0 million, or 2.9%, during the first nine months of 2008. The following table shows the composition of the Bank’s loan portfolio as of the dates indicated.

	September 30, 2008	December 31, 2007	Increase/(Decrease)
(dollars in thousands)			Amount	Percent
Real estate loans:
One- to four-family first mortgage	$134,001	$131,384	$2,617	2.0%
Home equity loans and lines	23,104	23,065	39	0.2
Commercial real estate	70,156	71,964	(1,808)	(2.5)
Construction and land	33,651	25,769	7,882	30.6
Multi-family residential	6,463	7,242	(779)	(10.8)

Total real estate loans	267,375	259,424	7,951	3.1
Other loans:
Commercial	36,878	35,783	1,095	3.1
Consumer	13,311	13,375	(64)	(0.5)

Total other loans	50,189	49,158	1,031	2.1

Total loans receivable	$317,564	$308,582	$8,982	2.9%

The most significant increase in the loan portfolio during the first nine months of 2008 related to commercial construction and land loans. Contrary to many other areas in the United States, south central Louisiana continues to enjoy relatively strong economic activity.

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, multifamily residential and land loans and commercial business loans are individually evaluated for impairment. As of September 30, 2008 and December 31, 2007, impaired loans amounted to $719,000 and $1.3 million, respectively. The amount of the allowance for loan losses assigned to impaired loans totaled $69,000 and $70,000 as of September 30, 2008 and December 31, 2007, respectively.

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

We review and classify assets monthly and the Board of Directors is provided with monthly reports on our classified assets. We classify assets in accordance with the management guidelines described above. As of September 30, 2008, the Bank had $763,000 of assets classified as substandard, compared to $1.4 million as of December 31, 2007. We had no loans classified as doubtful or loss at September 30, 2008 or December 31, 2007.

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, amounted to $638,000, or 0.13% of total assets at September 30, 2008, compared to $1.3 million, or 0.32% of total assets at December 31, 2007. The following table sets forth the composition of the Bank’s nonperforming assets, including accruing loans past due 90 days or more, as of the dates indicated.

(dollars in thousands)	September 30, 2008	December 31, 2007
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$372	$775
Home equity loans and lines	162	12
Multi-family residential and commercial real estate	—	318
Construction and land	—	—
Other loans:
Commercial	—	173
Consumer	18	17

Total nonaccrual loans	552	1,295
Accruing loans 90 days or more past due		—

Total nonperforming loans	552	1,295
Foreclosed property	86	47

Total nonperforming assets	638	1,342
Performing troubled debt restructurings	454	—

Total nonperforming assets and troubled debt restructurings	$1,092	$1,342

Nonperforming loans to total loans	0.17%	0.42%
Nonperforming loans to total assets	0.11%	0.31%
Nonperforming assets to total assets	0.13%	0.32%

Net charge-offs for the third quarter of 2008 were $80,000, or 0.10%, of average loans on an annualized basis, compared to $4,000, or 0.01%, for the same quarter last year. Net charge-offs for the nine months ended September 30, 2008 were $85,000, or 0.04%, of average loans on an annualized basis, as compared to $30,000, or 0.01%, for the same nine month period last year.

Allowance for Loan Losses – The allowance for loan losses is established through a provision for loan losses. We maintain the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses at least quarterly in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio. Our evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing loans, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. Based on this evaluation, management assigns risk rankings to segments of the loan portfolio. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

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

The following table presents the activity in the allowance for loan losses during the first nine months of 2008.

(dollars in thousands)	Amount
Balance, December 31, 2007	$2,314
Provision charged to operations	162
Loans charged off	(123)
Recoveries	38

Balance, September 30, 2008	$2,391

The allowance for loan losses amounted to 0.75% of total loans and 433.0% of total nonperforming loans at September 30, 2008, compared to 0.75% and 178.7%, respectively, at December 31, 2007.

Investment Securities

The investment securities portfolio increased by an aggregate of $18.5 million, or 30.0%, during the first nine months of 2008, as purchases of available for sale securities more than offset principal maturities, prepayments and calls. Securities available for sale made up the vast majority of the total investment portfolio at September 30, 2008.

The following table summarizes activity in the Bank’s investment securities portfolio during the first nine months of 2008.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2007	$56,995	$4,693
Purchases	38,272	—
Sales	—	—
Principal maturities, prepayments and calls	(15,068)	(817)
Amortization of premiums and accretion of discounts	(1,307)	(6)
Increase (Decrease) in market value	(2,590)	—

Balance, September 30, 2008	$76,302	$3,870

At September 30, 2008, the Bank had an unrealized loss position on its available for sale investment securities portfolio of $2.5 million, compared to an unrealized gain of $66,000 at December 31, 2007. The decrease in the market value of the investment portfolio relates primarily to our non-agency (private label) mortgage-backed securities. The non-agency mortgage-backed securities portfolio totaled $47.5 million, or 9% of total assets, at September 30, 2008. We believe the decline in the reported fair value of this portfolio at September 30, 2008 reflects illiquidity in the current market, as well as changing levels of investor aversion to risk and, to some extent, recent forced liquidations and distressed sales of non-agency mortgage-backed securities. Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Based on management’s evaluation of the investment portfolio, no declines are deemed to be other than temporary at September 30, 2008.

The following table summarizes the Bank’s non-agency mortgage-backed securities portfolio as of September 30, 2008.

Collateral	# of Securities	Amortized Cost	Unrealized Gain/(Loss)	S&P(1) Rating
Prime	18	$40,909,000	$(1,913,000)	AAA(2)
Prime	1	2,441,000	(12,000)	Not rated(3)
Alt-A	1	1,663,000	(364,000)	AAA
Alt-A	1	2,463,000	(136,000)	Not rated(4)

Total non-agency mortgage-backed securities	21	$47,476,000	$(2,425,000)

(1)

Standard & Poor’s (“S&P”) is a widely used provider of credit ratings, indices, risk evaluation, investment research and data. S&P’s highest rating of “AAA” is assigned to obligations which, in S&P’s opinion, the obligor’s capacity to meet its financial commitment on the obligation is “extremely strong”.

(2)

Included in this grouping is one security with an amortized cost of $1,389,000 and an unrealized loss of $601,000 at September 30, 2008 that is on downgrade watch by S&P. Hence, S&P may downgrade their rating on this security in the future.

(3)

This security is not currently rated by S&P. This security is rated “Aaa” by Moody’s. Moody’s is a widely used provider of credit ratings, research and risk analysis. Moody’s highest rating of “Aaa” is assigned to obligations which, in Moody’s opinion, the issuer demonstrates the strongest creditworthiness relative to other issuers.

(4)

This security is not currently rated by S&P. This security is rated “A3” by Moody’s and “BBB” by Fitch Ratings (“Fitch”). Fitch is a widely used provider of credit ratings, research and risk analysis. Moody’s “A3” rating is assigned to obligations which, in Moody’s opinion, the issuer’s creditworthiness is adequate, but elements may be present which suggest a susceptibility to impairment in the future. Fitch’s “BBB” rating is assigned to obligations which, in Fitch’s opinion, the capacity for payment of the obligation is considered adequate, but adverse changes in circumstances and economic conditions are more likely to impair this capacity.

The Bank does not own Federal Home Loan Mortgage Corporation (Freddie Mac) or Federal National Mortgage Association (Fannie Mae) common or preferred shares.

Cash Invested at Other ATM Locations

The Bank has entered into contracts with various counterparties to provide cash for ATMs at approximately 1,400 locations throughout the United States. The contracts range in terms up to two years and contain options to extend the contracts for certain periods. Under the terms of these agreements, the Bank retains ownership of the cash in the ATMs at all times. The balance of cash invested at other ATMs locations increased $3.6 million, or 20.7%, during the first nine months of the year. This increase represents the typical seasonality for this investment.

In September 2008, one of the ATM counterparties informed the Bank that it was discontinuing operations. To date, the cash returned to the Bank by the counterparty is $885,000 less than the balance due to the Bank. The Bank is currently pursuing collection options, including recovery under the counterparty’s insurance policy for which Home Bank is a named insured. The balance due of $885,000 is included in the $20.7 million reported as Cash Invested at Other ATM Locations.

Funding Sources

Deposits and Other Liabilities – Total end of period deposits were virtually unchanged compared to December 31, 2007. The following table sets forth the composition of the Bank’s deposits at the dates indicated.

(dollars in thousands)	September 30, 2008	December 31, 2007	Increase/(Decrease)
			Amount	Percent
Demand deposit	$61,960	$50,791	$11,169	22.0%
Savings	20,608	19,115	1,493	7.8
Money market	68,997	69,319	(322)	(0.5)
NOW	39,039	37,935	1,104	2.9
Certificates of deposit	162,872	176,376	(13,504)	(7.7)

Total deposits	$353,476	$353,536	$(60)	(0.02)%

The increase in demand deposits relates to several factors, including the Bank’s emphasis on growing core deposits, generally strong economic conditions in our markets and the Bank’s mutual-to-stock conversion.

The decrease in certificates of deposits is primarily the result of management’s decision not to match high rates offered by certain competitors during the first half of 2008.

Accrued interest payable and other liabilities totaled $82.5 million at September 30, 2008, an increase of $80.0 million from December 31, 2007. This increase resulted from cash receipts for subscriptions to purchase shares of the Company’s common stock in its initial public offering. The net proceeds of the initial public offering will be reflected in the Company’s shareholders’ equity at December 31, 2008.

Federal Home Loan Advances – Federal Home Loan Bank (“FHLB”) advances decreased $1.0 million between September 30, 2008 and December 31, 2007 to $15.8 million. The average rates paid on FHLB advances were 2.87% and 4.75% for the quarters ended September 30, 2008 and 2007, respectively.

Equity and Capital Adequacy – Equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At September 30, 2008, equity totaled $51.2 million, an increase of $1.8 million, or 3.7% compared to $49.4 million at December 31, 2007. The increase resulted from net income earned during the first nine months of 2008, which was partially offset by decreased accumulated other comprehensive income, net of tax, resulting from higher unrealized losses in the investment securities portfolio.

At September 30, 2008, the Bank had regulatory capital that was in excess of regulatory requirements. The following table details the Bank’s actual levels and current requirements as of September 30, 2008.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tangible capital	$52,854	10.57%	$7,498	1.5%	N/A	N/A
Tier 1 (Core) Capital	52,854	10.57	19,995	4.0	$24,994	5.0%
Tier 1 Risk-Based capital	52,854	18.99	11,134	4.0	16,700	6.0
Total risk-based capital	55,190	19.83	22,267	8.0	27,834	10.0

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity Management

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring adequate cash flow exists to meet the Bank’s needs, including operating, strategic and capital. The Bank develops its liquidity management strategies as part of its overall asset/liability management process. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At September 30, 2008, cash and cash equivalents totaled $60.4 million. At such date, available for sale investment securities totaled $76.3 million.

The Bank uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At September 30, 2008, certificates of deposit maturing within the next 12 months totaled $105.9 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended September 30, 2008, the average balance of our outstanding FHLB advances was $39.0 million. At September 30, 2008, we had $15.8 million in outstanding FHLB advances and had $179.4 million in additional FHLB advances available to us.

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

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	(15)%
+100	(7)
-100	3
-200	—

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

The following table summarizes our outstanding commitments to originate loans, to fund additional amounts of cash at other ATM locations pursuant to existing agreements and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2008 and December 31, 2007.

	Contract Amount
(dollars in thousands)	9/30/2008	12/31/2007
Letters of credit	$1,093	$1,101
Lines of credit	24,052	20,811
Cash invested in other ATM locations	12,303	5,857
Undisbursed portion of loans in process	21,620	32,361
Commitments to originate loans	45,174	15,101

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

RESULTS OF OPERATIONS

The Bank reported net income for the third quarter of 2008 of $1.4 million, an increase of $409,000, or 41.5%, compared to the third quarter of 2007. For the nine months ended September 30, 2008, the Bank reported net income of $3.5 million, an increase of $601,000, or 20.6%, compared to the same period of 2007.

Interest Income – Interest income increased $427,000, or 6.7%, to $6.8 million for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. Interest income increased $1.1 million, or 6.0%, to $19.7 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. The increases in interest income in the three- and nine-month periods ended September 30, 2008 over the comparable periods in 2007 were due to increases in the average balances of our interest-earning assets, particularly loans and investment securities, which more than offset decreases in the average yields earned on loans.

Interest Expense – Interest expense was $2.2 million for the three months ended September 30, 2008, a decrease of $409,000, or 16.0%, compared to the third quarter of 2007. For the nine months ended September 30, 2008, interest expense was $7.0 million, a decrease of $359,000, or 4.9%, over interest expense for the first nine months of 2007. The average rate paid on our interest-bearing liabilities decreased by 81 basis points to 2.57% in the quarter ended September 30, 2008, compared to 3.38% in the quarter ended September 30, 2007. For the nine months ended September 30, 2008, the average rate paid on interest-bearing liabilities decreased 45 basis points to 2.83% compared to 3.28% for the first nine months of 2007.

The following table presents average balance sheets, net interest income and average interest rates for the three and nine month periods ended September 30, 2008 and 2007.

Average Balances, Net Interest Income and Interest Yields / Rates

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average monthly balances during the indicated periods.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2008			2007			2008			2007
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
Earning assets:
Loans receivable (1)	$315,431	$5,343	6.78%	$292,534	$5,165	7.06%	$311,482	$15,852	6.79%	$288,033	$15,063	6.97%
Investment securities	74,831	1,035	5.53%	53,661	614	4.58%	70,307	2,719	5.16%	55,655	1,896	4.54%
Other interest-earning assets	51,789	406	3.14%	47,860	578	4.83%	42,607	1,122	3.51%	45,484	1,617	4.74%

Total interest-earning assets	442,051	6,784	6.14%	394,055	6,357	6.45%	424,396	19,693	6.19%	389,172	18,576	6.36%

Non-interest-earning assets	22,509			13,872			21,097			13,480

Total assets	$464,560			$407,927			$445,493			$402,652

Interest-bearing liabilities:
Deposits:
Savings, checking and money market accounts	128,668	398	1.24%	119,415	529	1.77%	130,148	1,332	1.36%	119,319	1,586	1.77%
Certificates of deposit	167,817	1,477	3.52%	175,592	1,938	4.41%	170,669	4,996	3.90%	174,081	5,579	4.27%

Total interest-bearing deposits	296,485	1,875	2.53%	295,007	2,467	3.35%	300,817	6,328	2.80%	293,400	7,165	3.26%
FHLB advances	39,002	280	2.87%	8,249	98	4.75%	29,384	683	3.10%	6,209	205	4.40%

Total interest-bearing liabilities	335,487	2,155	2.57%	303,256	2,565	3.38%	330,201	7,011	2.83%	299,609	7,370	3.28%

Noninterest-bearing liabilities	79,021			57,132			64,174			55,445

Total liabilities	414,508			360,388			394,375			355,054
Shareholders’ equity	50,052			47,539			51,118			47,598

Total liabilities and shareholders’ equity	$464,560			$407,927			$445,493			$402,652

Net earning assets	$106,564			$90,799			$94,195			$89,563

Net interest spread		$4,629	3.57%		$3,792	3.07%		$12,682	3.36%		$11,206	3.08%

Net interest margin (2)			4.19%			3.85%			3.98%			3.84%

Average interest-earning assets to average interest-bearing liabilities			131.76%			129.94%			128.53%			129.89%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Provision For Loan Losses – For the quarter ended September 30, 2008, the Bank recorded a provision of $93,000, compared to a provision of $59,000 for the same period in 2007. For the nine months ended September 30, 2008, the Bank recorded a provision of $161,000 compared to a provision of $142,000 for the first nine months of 2007. The amount of provision for loan losses during the third quarter of 2008 primarily reflects growth in total loans during the quarter as a result of new loan originations.

Noninterest Income – The Bank’s total noninterest income was $971,000 for the three months ended September 30, 2008, $200,000, or 26.0%, higher than the $771,000 earned for the same period in 2007. The primary reasons for the increase in noninterest income in the third quarter of 2008 were higher service fees and charges, which increased by $142,000, and BOLI income of $70,000. BOLI policies were purchased in December 2007; thus, there was no BOLI income for the third quarter of 2007.

Noninterest income increased $690,000, or 30.6%, for the nine months ended September 30, 2008, to $2.9 million, compared to $2.3 million for the nine months ended September 30, 2007. The primary reasons for the increase were higher service fees and charges of $444,000, as well as $199,000 in BOLI income in the 2008 period.

Noninterest Expense – The Bank’s total noninterest expense was $3.4 million for the three months ended September 30, 2008, $386,000, or 12.8%, higher than the $3.0 million incurred for the same period in 2007. The largest component of the increase was compensation and benefits expense, which increased $314,000, or 16.7%, to $2.2 million for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. The number of full-time equivalent employees increased to 153 at September 30, 2008, compared to 143 at September 30, 2007.

Noninterest expense increased $1.2 million, or 13.9%, for the nine months ended September 30, 2008 to $10.1 million, compared to $8.9 million for the nine months ended September 30, 2007. The primary reason for the increase in noninterest expense was higher compensation and benefits expense, which increased $883,000, or 15.9%, to the nine months ended September 30, 2007.

Income Taxes – Income tax expense was $716,000 for the three months ended September 30, 2008, $209,000, or 41.2%, higher than the $507,000 incurred for the same period in 2007. Income tax expense was $1.8 million for the nine months ended September 30, 2008, $308,000, or 20.5% higher than the $1.5 million incurred for the same period in 2007. The increases in 2008 were the result of the additional income earned by the Bank compared to the same periods in the prior year. The effective tax rates for the three and nine month periods ended September 30, 2008 and 2007 were 34.0%.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented in the Company’s prospectus, dated August 12, 2008, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk”. Additional information at September 30, 2008 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	The Company’s initial public offering of securities, which was registered on a Form S-1 (which was effective on August 12, 2008) filed under the Securities Act of 1933, as amended (SEC File No. 333-151492), was consummated on October 2, 2008, concurrent with the Bank’s reorganization from a federally-chartered mutual savings bank to a federally-chartered stock savings bank. Upon completion of the Conversion and the offering, all of the Bank’s stock is owned by the Company, and all of the Company’s stock is, in turn, owned by the public. In connection with the Conversion and offering, the Company sold 8,926,875 shares of its common stock at a price of $10.00 per share, raising $89,268,750 of gross proceeds.

Sandler O’Neill & Partners, LP (“Sandler O’Neill”) was engaged to assist in the marketing of the common stock. For their services, Sandler O’Neill received a management fee equal to 1% of the dollar amount of common stock sold in the offering other than shares purchased by the officers, directors, or employees (or members of their immediate family) of the Bank or the Company or qualified and non-qualified employee benefit plans of the Bank or Company, for which no fee was paid.

Expenses related to the offering were approximately $2 million, including the fees and expenses paid to Sandler O’Neill described above, none of which were paid to officers or directors of Company, the Bank or associates of such persons. No underwriting discounts, commissions or finders fees were paid in connection with the offering. Net proceeds of the offering were approximately $87 million. As a result of completion of the offering, 8,926,875 shares of the Company’s common stock are outstanding as of October 31, 2008.

Approximately fifty percent of the net proceeds of the offering, or $44 million, were contributed by the Company to Home Bank in return for 100% of the issued and outstanding shares of common stock of the Bank. In addition, the Bank made a loan to the Bank’s employee stock ownership plan (“ESOP”) in the amount of $7.1 million, which the ESOP used to purchase 714,150 shares of the Company’s common stock.

Initially, both the Company and the Bank invested the net proceeds from the stock offering in short-term investments.

The Company’s common stock is quoted on the Nasdaq Global Market under the trading symbol “HBCP”.

(c)	Not applicable.

Item 3.	Defaults Upon Senior Securities

There are no matters required to be reported under this item.

Item 4.	Submission of Matters to a Vote of Security Holders

There are no matters required to be reported under this item.

Item 5.	Other Information

There are no matters required to be reported under this item.

Item 6.	Exhibits

Exhibit No. 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit No. 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit No. 32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Home Bancorp, Inc.

Date: November 14, 2008	By:	/s/ John W. Bordelon
John W. Bordelon
President and Chief Executive Officer

Date: November 14, 2008	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President, Chief Financial Officer (principal financial officer and principal accounting officer)

Date: November 14, 2008	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank First Vice President, Controller