Form 10-K
period 2008-12-31
HOME BANCORP, INC.
filed 2009-03-27
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number: 001-34190

HOME BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Louisiana	71-1051785
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

503 Kaliste Saloom Road, Lafayette, Louisiana	70508
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:        (337) 237-1960

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the 7,386,349 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $11.49 for the common stock on October 3, 2008, the first trading day following our initial public offering, as reported by the Nasdaq Stock Market, was approximately $84.9 million. Shares of common stock held by the registrant’s executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of March 20, 2009: 8,926,875

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

HOME BANCORP, INC.

2008 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations hereunder). Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Home Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of Home Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of noninterest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Home Bancorp, Inc. is or will be doing business, being less favorable than expected; (6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which Home Bancorp, Inc. will be engaged. Home Bancorp, Inc. undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.

As used in this report, unless the context otherwise requires, the terms “we,” “our,” “us,” or the “Company” refer to Home Bancorp, Inc., a Louisiana corporation, and the term the “Bank” refers to Home Bank, a federally chartered savings bank and wholly owned subsidiary of the Company. In addition, unless the context otherwise requires, references to the operations of the Company include the operations of the Bank.

PART I

Item 1.	Business.

General. Home Bancorp, Inc. is a Louisiana corporation that became the holding company for Home Bank in October 2008 upon the Bank’s mutual to stock conversion. Home Bank is a federally chartered community-oriented savings bank which was originally organized in 1908 and is headquartered in Lafayette, Louisiana. The Bank currently conducts business from its main office as well as eight additional full-service banking offices in the Lafayette metropolitan area and two full-service banking offices in Baton Rouge, Louisiana. The Bank also maintains a loan production office in Baton Rouge, Louisiana. The Bank expects to open one additional full-service banking office in the Baton Rouge area during 2010.

The Bank is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. Our principal sources of funds are customer deposits, repayments of loans, maturities of investments and funds borrowed from outside sources such as the Federal Home Loan Bank of Dallas. These funds are primarily used for the origination of loans, including single-family residential first mortgage loans, commercial real estate mortgage loans, commercial business loans, home equity loans and lines of credit, construction and land loans and other loans. The Bank derives its income principally from interest earned on loans and investment securities and, to a lesser extent, from fees received in connection with the origination of loans, service charges on deposit accounts and for other services. The Bank’s primary expenses are interest expense on deposits and borrowings and general operating expenses.

We are an active originator of residential home mortgage loans in our market area. Historically, Home Bank was a traditional thrift institution with an emphasis on fixed-rate long-term single-family residential first mortgage loans. Approximately seven years ago, we shifted our emphasis on the loan products we offer and increased our efforts to originate commercial real estate loans and commercial business loans. Commercial real estate loans and commercial business loans were deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans. In addition, the Bank views commercial real estate and commercial business loans as attractive lending products because the Bank’s commercial borrowers typically are required to maintain commercial deposit accounts at the Bank, increasing the Bank’s core deposits. At December 31, 2008, 55.9% of the Bank’s total deposits were considered to be core deposits, as defined by the Bank to include all deposits other than certificate of deposit accounts. The Bank intends to continue its efforts to increase its core deposits, which have increased from 45.2% of total deposits at December 31, 2005, as a cost efficient source of funds for continued loan growth.

In recent years, the Bank has focused on increasing and diversifying its loan portfolio, growing its deposit base, and on transitioning from a traditional thrift institution to a commercial bank model. The Bank increased its net loan portfolio by $107.6 million, or 47.7%, at December 31, 2008 compared to December 31, 2004. The Bank’s total deposits have increased by $76.1 million, or 27.4%, to $354.1 million at December 31, 2008 compared to December 31, 2004. At December 31, 2008, the Bank had eleven full-service banking offices and one loan production office compared to seven banking offices at December 31, 2004. The Bank intends to continue to grow by its expansion into the Baton Rouge market area as well as continuing to increase its market penetration in the Lafayette market area. Reflecting the Bank’s loan diversification efforts, its commercial real estate loans have grown from $44.4 million, or 19.6% of the total loan portfolio, at December 31, 2004, to $84.1 million, or 25.1% of the total portfolio, at December 31, 2008. During this period, the Bank’s commercial business loans have increased from $16.7 million, or 7.3% of the loan portfolio, at December 31, 2004, to $34.4 million, or 10.3% of the loan portfolio, at December 31, 2008. In its efforts to become more like a community bank, the Bank has strengthened its infrastructure and technological capabilities in order to facilitate its ability to compete with other financial institutions and offer additional products and services. The Bank offers internet banking, bank debit cards, corporate cash management and merchant bank card services. The Bank also provides cash to fund remote, third-party ATMs at approximately 1,200 locations throughout the United States. The Bank serves as a source of funds for these ATMs, which are located in convenience stores and other public locations, for a fee, which is included in interest income. At December 31, 2008 and 2007, such cash at other ATMs amounted to $24.2 million and $17.1 million, respectively, and the Bank recognized interest income of $1.1 million and $1.3 million, respectively, for the years ended December 31, 2008 and 2007, respectively, with respect to such financing of remote ATMs. The Bank’s contracts with its ATM counterparties expire during the second quarter of 2009. The Bank does not intend to renew the contracts; thus, we expect to receive all cash invested at other ATMs locations back from the counterparties prior to the end of the second quarter of 2009.

The Company’s headquarters office is located at 503 Kaliste Saloom Road, Lafayette, Louisiana, and our telephone number is (337) 237-1960. We maintain a website at www.home24bank.com, and we provide our customers with on-line banking services. Information on our website should not be considered a part of this prospectus.

Market Area and Competition

The Bank’s primary market area is south central Louisiana, particularly the Lafayette, Louisiana metropolitan area. With its June 2006 acquisition of Crowley Building and Loan Association (“CBLA”), the Bank expanded its branch office network into Crowley, Louisiana, which is located in Acadia Parish, approximately 20 miles west of Lafayette. In 2007, the Bank again expanded its operations by opening a loan production office in Baton

Rouge, Louisiana, which is approximately 55 miles northeast of Lafayette. In 2008, the Bank opened two full-service branch locations in Baton Rouge and plans to open a third full-service location in Baton Rouge in 2010.

We face significant competition in originating loans and attracting deposits. This competition stems primarily from commercial banks, other savings banks and savings associations and mortgage-banking companies. Many of the financial service providers operating in our market area are significantly larger, and have greater financial resources, than us. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies.

Regulation

Set forth below is a brief description of certain laws relating to the regulation of Home Bancorp, Inc. and Home Bank. This description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General. Home Bank, as a federally chartered savings bank, is subject to federal regulation and oversight by the Office of Thrift Supervision extending to all aspects of its operations. The Bank also is subject to regulation and examination by the Federal Deposit Insurance Corporation, which insures the deposits of the Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

Federal law provides the federal banking regulators, including the Office of Thrift Supervision and Federal Deposit Insurance Corporation, with substantial enforcement powers. The Office of Thrift Supervision’s enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision. Any change in such regulations, whether by the Federal Deposit Insurance Corporation, Office of Thrift Supervision or Congress, could have a material adverse impact on the Company and the Bank and their operations.

Regulation of Home Bancorp, Inc.

Holding Company Acquisitions. Upon completion of the conversion, the Company became a savings and loan holding company under the Home Owners’ Loan Act, as amended, and is required to register with the Office of Thrift Supervision. Federal law generally prohibits a savings and loan holding company, without prior Office of Thrift Supervision approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares of the savings institution or savings and loan holding company. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the Office of Thrift Supervision.

The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Holding Company Activities. The Company is a unitary savings and loan holding company and is permitted to engage only in the activities permitted for financial holding companies under Federal Reserve Board regulations or for multiple savings and loan holding companies. Multiple savings and loan holding companies are permitted to engage in the following activities: (i) activities permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the Director of the Office of Thrift Supervision prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting any insurance agency or escrow business; (iv) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies. Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions, as described below. The Bank is required to notify the Office of Thrift Supervision 30 days before declaring any dividend. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Securities Laws. We have registered our common stock with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934. Accordingly, the Company is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934. Pursuant to Office of Thrift Supervision regulations and the plan of conversion, we agreed to maintain such registration for a minimum of three years following the Bank’s mutual-to-stock conversion.

The Sarbanes-Oxley Act of 2002. As a public company, the Company is subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule-making promulgated by the SEC includes:

•	the creation of an independent accounting oversight board;

•	auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•

a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company’s independent accountants and that such accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting;

•

the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

•	the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	the requirement that companies disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the SEC) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and the requirement of filing of a Form 8-K for a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

Regulation of Home Bank

General. As the primary federal regulator of Home Bank, the Office of Thrift Supervision has extensive authority over the operations of federally-chartered savings institutions. As part of this authority, Home Bank is required to file periodic reports with the Office of Thrift Supervision and is subject to periodic examinations by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The investment and lending authorities of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors and the Deposit Insurance Fund, administered by the Federal Deposit Insurance Corporation.

The Office of Thrift Supervision’s enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision.

Emergency Economic Stabilization Act of 2008. The U.S. Congress adopted, and on October 3, 2008, President George W. Bush signed, the Emergency Economic Stabilization Act of 2008 (“EESA”) which authorizes the United States Department of the Treasury, to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program. The purpose of the troubled asset relief program is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The troubled asset relief program is also expected to include direct purchases or guarantees of troubled assets of financial institutions. The Treasury Department has allocated $250 billion towards a capital purchase program. Under the capital purchase program, the Treasury Department purchased debt or equity securities from participating institutions. We have elected not to participate in the capital purchase program.

The Federal Deposit Insurance Corporation increased deposit insurance on most accounts from $100,000 to $250,000, until the end of 2009. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most noninterest bearing transaction deposit accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. For noninterest bearing transaction deposit accounts, including accounts swept from a noninterest bearing transaction account into a noninterest bearing savings deposit account, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. Financial institutions may opt out of these two programs by December 5, 2008. We opted out of the temporary liquidity guarantee program.

Insurance of Accounts. The deposits of Home Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. Government. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action.

The FDIC has implemented a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and assessed for deposit insurance at an annual rate of between five and seven basis points. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV are assessed at annual rates of 10, 28 and 43 basis points, respectively.

In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. The annual assessment rate set for the fourth quarter of 2008 was 0.00275% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including Home Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the Federal Deposit Insurance Corporation. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation. Management is aware of no existing circumstances which would result in termination of Home Bank’s deposit insurance.

On February 27, 2009, the FDIC adopted an interim final regulation providing for a restoration plan designed to replenish the Deposit Insurance Fund over a period of seven years and to increase the deposit insurance reserve ratio, which decreased to 0.40% of insured deposits on December 31, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2015. In order to implement the restoration plan, the Federal Deposit Insurance Corporation proposes to change both its risk-based assessment system and its base assessment rates. Assessment rates would increase by seven basis points across the range of risk weightings of depository institutions. Changes to the risk-based assessment system would include increasing premiums for institutions that rely significantly on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.

On February 27, 2009, the FDIC also adopted an interim rule imposing a 20 basis point emergency special assessment on insured institutions on June 30, 2009, payable on September 30, 2009. The interim rule also permits the FDIC to impose an additional special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance.

Regulatory Capital Requirements. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. The Office of Thrift Supervision has established capital standards consisting of a “tangible capital requirement,” a “leverage capital requirement” and “a risk-based capital requirement.” The Office of Thrift Supervision also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Current Office of Thrift Supervision capital standards require savings institutions to satisfy the following capital requirements:

•	tangible capital requirement – “tangible” capital equal to at least 1.5% of adjusted total assets;

•	leverage capital requirement – “core” capital equal to at least 4.0% of adjusted total assets; and

•	risk-based capital requirement – “total” capital (a combination of core and “supplementary” capital) equal to at least 8.0% of “risk-weighted” assets.

Core capital generally consists of common stockholders’ equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect Home Bank’s regulatory capital.

In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution’s core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights range from 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government to 100% for loans (other than qualifying residential loans weighted at 80%) and repossessed assets.

Savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of GAAP capital.

At December 31, 2008, Home Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 19.10%, 19.10% and 33.35%, respectively.

Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the Office of Thrift Supervision or the Federal Deposit Insurance Corporation. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The Office of Thrift Supervision’s capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

Prompt Corrective Action. The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

Capital Category	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Tier 1 Leverage Capital
Well capitalized	10% or more	6% or more	5% or more
Adequately capitalized	8% or more	4% or more	4% or more
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%

In addition, an institution is “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).

An institution generally must file a written capital restoration plan which meets specified requirements within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

At December 31, 2008, Home Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a savings and loan holding company (as well as certain other institutions) must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations. A savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or meeting the Office of Thrift Supervision QTL test.

Currently, the Office of Thrift Supervision QTL test requires that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. To be a qualified thrift lender under the IRS test, the savings institution must meet a “business operations test” and a “60 percent assets test,” each defined in the Internal Revenue Code.

If the savings institution fails to maintain its QTL status, the holding company’s activities are restricted. In addition, it must discontinue any non-permissible business, although the Office of Thrift Supervision may grant a grace period up to two years for good cause. Nonetheless, any company that controls a savings institution that is not a qualified thrift lender must register as a bank holding company within one year of the savings institution’s failure to meet the QTL test.

Statutory penalty provisions require an institution that fails to remain a QTL to either become a national bank or be prohibited from the following:

•	Making any new investments or engaging in any new activity not allowed for both a national bank and a savings association;

•	Establishing any new branch office unless allowable for a national bank; and

•	Paying dividends unless allowable for a national bank.

Three years from the date a savings association should have become or ceases to be a QTL, by failing to meet either QTL test, the institution must comply with the following restriction:

•	Dispose of any investment or not engage in any activity unless the investment or activity is allowed for both a national bank and a savings association.

At December 31, 2008, Home Bank met the requirements to be deemed a QTL.

Limitations on Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the holding company of a savings association (such as Home Bancorp) and any companies which are controlled by such holding company are affiliates of the savings association. Generally, Section 23A limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings association as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a savings association to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the Home Owners’ Loan Act prohibits a savings association from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act, place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. Home Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at December 31, 2008, was in compliance with the above restrictions.

Anti-Money Laundering. All financial institutions, including savings and loan associations, are subject to federal laws that are designed to prevent the use of the U.S. financial system to fund terrorist activities. Financial institutions operating in the United States must develop anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs are intended to supplement compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. Home Bank has established policies and procedures to ensure compliance these provisions.

Federal Home Loan Bank System. Home Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At December 31, 2008, Home Bank had $44.4 million of Federal Home Loan Bank advances and $176.6 million available on its line of credit with the Federal Home Loan Bank.

As a member, Home Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to at least 1.0% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At December 31, 2008, Home Bank had $2.1 million in Federal Home Loan Bank stock, which was in compliance with this requirement.

The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends paid in the past and could do so in the future. These contributions also could have an adverse effect on the value of Federal Home Loan Bank stock in the future.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets. At December 31, 2008, Home Bank had met its reserve requirement.

Federal Taxation

General. Home Bancorp, Inc. and Home Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. Home Bank’s federal and state income tax returns for taxable years through December 31, 2004 have been closed for purposes of examination by the Internal Revenue Service.

Home Bancorp will file a consolidated federal income tax return with Home Bank. Accordingly, it is anticipated that any cash distributions made by Home Bancorp to its shareholders would be treated as cash dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes.

Method of Accounting. For federal income tax purposes, we report income and expenses on the accrual method of accounting and file our federal income tax return on a fiscal year basis.

Bad Debt Reserves. The Small Business Job Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995. Prior to that time, Home Bank was permitted to establish a reserve for bad debts and to make additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the Small Business Job Protection Act of 1996, savings associations must use the specific charge-off method in computing their bad debt deduction beginning with their 1996 federal tax return. In addition, federal legislation required the recapture over a six year period of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987.

Taxable Distributions and Recapture. Prior to the Small Business Job Protection Act of 1996, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Home Bank failed to meet certain thrift asset and definitional tests. New federal legislation eliminated these savings association related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should Home Bank make certain non-dividend distributions or cease to maintain a bank charter.

At December 31, 2008, the total federal pre-1988 reserve was approximately $1.1 million. The reserve reflects the cumulative effects of federal tax deductions by Home Bank for which no federal income tax provisions have been made.

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences. The alternative minimum tax is payable to the extent such alternative minimum tax income is in excess of the regular income tax. Net operating losses, of which Home Bank has none, can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Home Bank has not been subject to the alternative minimum tax or any such amounts available as credits for carryover.

Net Operating Loss Carryovers. For net operating losses in tax years beginning before August 6, 1997, Home Bank may carry back net operating losses to the three years preceding the loss year and then forward to fifteen years following the loss years. For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years preceding the loss year and forward to the 20 years following the loss year. At December 31, 2008, Home Bank had no net operating loss carry forwards for federal income tax purposes.

Corporate Dividends-Received Deduction. Home Bancorp may exclude from its income 100% of dividends received from Home Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is 80% in the case of dividends received from corporations which a corporate recipient owns less than 80%, but at least 20% of the distribution corporation. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received.

State and Local Taxation

State Taxation. Beginning in 2009, the Company is subject to the Louisiana Corporation Income Tax based on our Louisiana taxable income. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, “Louisiana taxable income” means net income which is earned by us within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction. In addition, beginning in 2009, the Bank will be subject to the Louisiana Shares Tax which is imposed on the assessed value of the Bank’s capital. The formula for deriving the assessed value is to calculate 15% of the sum of:

(a) 20% of our capitalized earnings, plus

(b) 80% of our taxable stockholders’ equity, minus

(c) 50% of our real and personal property assessment.

Various items may also be subtracted in calculating a company’s capitalized earnings. The Louisiana Shares Tax will result in a significant additional annual tax liability commencing in 2009.

Item 1A.	Risk Factors.

In analyzing whether to make or to continue an investment in our securities, investors should consider, among other factors, the following risk factors.

Risks Related to Our Business

There are increased risks involved with commercial real estate, commercial and construction and land lending activities.

Our lending activities include loans secured by commercial real estate and commercial business loans. We have increased our emphasis on originating commercial real estate and commercial business loans in recent years, and such loans have increased as a proportion of our loan portfolio from 26.9% in the aggregate at December 31, 2004 to an aggregate of 35.3% at December 31, 2008. Commercial real estate lending and commercial business lending generally is considered to involve a higher degree of risk than single-family residential lending due to a variety of factors. As a result of the larger loan balances typically involved in these loans, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. At December 31, 2008, the outstanding balances of our largest single commercial real estate loan and commercial business loan were $5.8 million and $2.9 million, respectively. While we have had relatively nominal charge-offs of commercial real estate loans and commercial business loans in recent years, if one of these large loans were to become non-performing, it could have a significant impact on our results of operations. In addition, our relatively recent emphasis on increasing our originations of commercial real estate and commercial business loans means that our portfolio of these loans is significantly weighted with loans which are not well seasoned and are generally perceived to be more susceptible to adverse economic conditions than older loans.

In addition to commercial real estate and commercial business loans, Home Bank holds a significant portfolio of construction and land loans. At December 31, 2008, Home Bank’s construction and land loans amounted to $35.4 million. Construction and land loans generally have a higher risk of loss than single-family residential mortgage loans due primarily to the critical nature of the initial estimates of a property’s value upon completion of construction compared to the estimated costs, including interest, of construction as well as other assumptions. If the estimates upon which construction loans are made prove to be inaccurate, we may be confronted with projects that, upon completion, have values which are below the loan amounts. The nature of the allowance for loan losses requires that we must use assumptions regarding, among other factors, individual loans and the economy. While we are not aware of any specific, material impediments impacting any of our builder/developer borrowers at this time, there continues to be nationwide reports of significant problems which have adversely affected many property developers and builders as well as the institutions that have provided them loans. If any of the builder/developers to which we have extended construction and land loans experience the type of difficulties that are being reported, it could have adverse consequences upon our future results of operations.

Our allowance for loans losses may not be adequate to cover probable losses.

We have established an allowance for loan losses based upon various assumptions and judgments about the collectibility of our loan portfolio which we believe is adequate to offset probable losses on our existing loans. While we are not aware of any specific factors indicating a deficiency in the amount of our allowance for loan losses, in light of the current economic slowdown, the increased number of foreclosures and lower real estate values, one of the most pressing current issues faced by financial institutions is the adequacy of their allowance for loan losses. Federal bank regulators have increased their scrutiny of the level of the allowance for losses maintained by regulated institutions. Many banks and other lenders are reporting significantly higher provisions to their allowance for loan losses, which are materially impacting their earnings. In the event that we have to increase our allowance for loan losses, it would have an adverse effect on our results in future periods. At December 31, 2008, our allowance for loan losses amounted to $2.6 million, while our total loan portfolio was $335.6 million at such date.

We may not succeed in our plan to grow which could reduce future profitability.

We intend to grow our branch system by opening additional offices. We opened two new full-service banking offices in 2008 and we expect to open an additional full-service banking office in Baton Rouge, Louisiana in 2010. Typically, it takes several years for a new banking office to become profitable, and this could adversely affect our earnings in future periods. There also is a risk that, as we geographically expand our lending area, we may not be as successful in assessing the credit risks which are inherent in different markets.

In addition, we may seek to either acquire other financial institutions and/or branch offices. Our ability to successfully acquire other institutions depends on our ability to identify, acquire and integrate such institutions into our franchise. Our experience in mergers is limited to one acquisition in 2006 of a one branch building and loan association located in Crowley, Louisiana, approximately 20 miles west of Lafayette. Many of our competitors have much greater experience than we do in analyzing and carrying out acquisitions. If we were to acquire another institution in the future, our results of operations could be adversely affected if our analysis of the acquisition of such institution was not complete and correct or our integration efforts were not successful. Currently, we have no agreements or understandings with anyone regarding an acquisition.

Our business is geographically concentrated in south central Louisiana, which makes us vulnerable to downturns in the local economy.

Most of our loans are to individuals and businesses located generally in south central Louisiana. Regional economic conditions affect the demand for our products and services as well as the ability of our customers to repay loans. While economic conditions in south central Louisiana have been relatively good in recent periods, the concentration of our business operations in south central Louisiana makes us vulnerable to downturns in the local economy. Declines in local real estate values could adversely affect the value of property used as collateral for the loans we make. Historically, the oil and gas industry has constituted a significant component of the local economy in south central Louisiana. The oil and gas industry remains an important factor in the local economy in the markets that Home Bank operates in and downturns in the local oil and gas industry could adversely affect Home Bank.

The current economic environment poses significant challenges and could adversely affect the Company’s financial condition and results of operations.

Although the economy in south central Louisiana continues to be relatively strong, particularly in comparison to many other areas of the country and the United States as a whole, there has been some recent softening of certain economic indicators in our markets. In addition, recessionary conditions in the broader economy could adversely affect the financial capacity of businesses and individuals in the Company’s market areas. In particular, adverse developments in the national or international markets in the oil and gas industries could have an adverse impact on economic conditions in the Company’s market areas. In addition, certain mortgage-backed securities owned by the Company are backed by pools of mortgage loans secured by properties located throughout the United States, including areas in California and Florida that currently are experiencing elevated loan delinquency rates. During the year ended December 31, 2008, the Company recorded a $2.8 million non-cash charge for the other-than-temporary impairment of certain mortgage-backed securities. As the recession continues, and if economic conditions deteriorate further in those areas of the country in which the properties securing loans underlying the Company’s mortgage-backed securities are located, the Company could be required to record additional impairment charges on its mortgage-backed securities portfolio. The impact of current economic conditions on the Company’s financial results could also include increased levels of nonperforming loans, provisions for loan losses, and expense associated with loan collection efforts. Additions to the allowance for loan losses will result in a decrease in net earnings and capital and could hinder the Company’s ability to grow.

The loss of our President and Chief Executive Officer could hurt our operations.

We rely heavily on our President and Chief Executive Officer, John W. Bordelon. Mr. Bordelon has served as President of the Bank for 15 years. The loss of Mr. Bordelon could have an adverse effect on us, as he is central to many aspects of our business operations and management. In addition, as a small community bank, we have fewer management-level personnel who are in position to succeed and assume the responsibilities of Mr. Bordelon.

Changes in interest rates could have a material adverse effect on our operations.

The operations of financial institutions are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and investment securities and the interest expense paid on interest-bearing liabilities such as deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. If general market rates of interest increase, our interest expense on deposits and borrowings would likely increase which would adversely affect our interest rate spread and net interest income. Changes in interest rates also can affect our ability to originate loans; the value of our interest-earning assets and our ability to realize gains from the sale of such assets; our ability to obtain and retain deposits in competition with other available investment alternatives; and the ability of our borrowers to repay adjustable or variable rate loans. Changes in interest rates also affect the Bank’s net portfolio value. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At December 31, 2008, in the event of an immediate and sustained increase of 200 basis points in interest rates, our net portfolio value would decrease by $4.4 million or 4%. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.

We are subject to extensive regulation which could adversely affect our business and operations.

We are subject to extensive federal governmental supervision and regulation, which are intended primarily for the protection of depositors. In addition, we are subject to changes in federal and state laws, as well as changes in regulations, governmental policies and accounting principles. The effects of any such potential changes cannot be predicted but could adversely affect the business and our operations in the future.

We face strong competition which may adversely affect our profitability.

We are subject to vigorous competition in all aspects and areas of our business from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. We are significantly smaller than the three largest depository institutions operating in our market areas. The financial resources of these larger competitors may permit them to pay higher interest rates on their deposits and to be more aggressive in new loan originations. We also compete with non-financial institutions, including retail stores that maintain their own credit programs and governmental agencies that make available low cost or guaranteed loans to certain borrowers. Certain of our competitors are larger financial institutions with substantially greater resources, more advanced technological capabilities, lending limits, larger branch systems and a wider array of commercial banking services. Competition from both bank and non-bank organizations will continue.

Our deposit insurance premium could be substantially higher in the future which would have an adverse effect on our future earnings.

Under the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio between 1.15% and 1.50% of insured deposits, over a five-year period, at any time that the reserve ratio falls below 1.15%. The recent failures of a large financial institution and several smaller ones have significantly increased the Deposit

Insurance Fund’s loss provisions, resulting in a decline in the reserve ratio to 0.40% as of December 31, 2008, 79 basis points below the reserve ratio as of March 31, 2008. The Federal Deposit Insurance Corporation expects a higher rate of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio.

On February 27, 2009, the Federal Deposit Insurance Corporation released a seven-year recapitalization plan and a proposal to raise premiums to recapitalize the fund. In order to implement the restoration plan, the Federal Deposit Insurance Corporation proposed to change both its risk-based assessment system and its base assessment rates. Assessment rates would increase by seven basis points across the range of risk weightings. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, increasing premiums for excessive use of secured liabilities, and lowering premiums for smaller institutions with very high capital levels.

On February 27, 2009, the FDIC also adopted an interim rule imposing a 20 basis point emergency special assessment on insured institutions on June 30, 2009, payable on September 30, 2009. The interim rule also permits the FDIC to impose an additional special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. However, FDIC Chairman Bair has indicated in a letter to Senate Banking Committee Chairman Dodd that, if the U.S. Congress passes a bill increasing the FDIC’s authority to borrow from the U.S. Department of Treasury, the FDIC would reduce the proposed special assessment. The U.S. Congress is currently considering legislation on such an increase in borrowing authority.

The actions of the U.S. government for the purpose of stabilizing the financial markets, or market response to those actions, may not achieve the intended effect, and our results of operations could be adversely affected.

In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the U.S. Congress recently enacted the Emergency Economic Stabilization Act of 2008 (“EESA”). The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Federal Reserve, determines the purchase of which is necessary to promote financial market stability.

As part of the EESA, the Treasury Department has developed a Capital Purchase Program to purchase up to $250 billion in senior preferred stock from qualifying financial institutions. The Capital Purchase Program was designed to strengthen the capital and liquidity positions of viable institutions and to encourage banks and thrifts to increase lending to creditworthy borrowers. The EESA also establishes a Temporary Liquidity Guarantee Program that gives the Federal Deposit Insurance Corporation the ability to provide a guarantee for newly-issued senior unsecured debt and noninterest bearing transaction deposit accounts at eligible insured institutions. For noninterest bearing transaction deposit accounts, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. We have elected not to participate in the Capital Purchase Program and opted out of the Temporary Liquidity Guarantee Program.

The U.S. Congress or federal banking regulatory agencies could adopt additional regulatory requirements or restrictions in response to the threats to the financial system and such changes may adversely affect the operations of Home Bank. In addition, the EESA may not have the intended beneficial impact on the financial markets or the banking industry. To the extent the market does not respond favorably to the Troubled Asset Relief Program or the program does not function as intended, our prospects and results of operations could be adversely effected.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We currently conduct business from our main office, ten additional full-service banking offices, and one loan production office. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices at December 31, 2008.

Description/Address	Leased/ Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
			(In Thousands)
Main Office:
503 Kaliste Saloom Road, Lafayette, LA	Owned	N/A	$4,917	$124,153

Branches:
1020 Coolidge Boulevard., Lafayette, LA	Owned	N/A	201	44,661
5543 Cameron Street, Scott, LA	Owned	N/A	733	16,411
4202 Johnston Street, Lafayette, LA	Owned	N/A	665	53,822
523 Jefferson Street, Lafayette, LA	Owned	N/A	371	35,572
5028 Ambassador Caffery Parkway, Lafayette, LA	Owned	N/A	708	14,476
1219 Albertson Parkway, Broussard, LA	Owned	N/A	912	15,876
806 Veterans Boulevard, Carencro, LA	Owned	N/A	716	20,641
204 N. Parkerson Boulevard, Crowley, LA	Owned	N/A	784	26,163
10563 Glenstone Place, Baton Rouge, LA	Owned	N/A	3,195	84
16969 Jefferson Highway, Baton Rouge, LA	Owned	N/A	1,142	2,286
Lot 43-A, Corporate Square, Baton Rouge, LA	Owned	N/A	961	—

Loan Production Office:
9035 Bluebonnet Boulevard, Baton Rouge, LA	Leased	11/30/2009	21	—

Total			$15,326	$354,145

Item 3.	Legal Proceedings.

We are not presently involved in any legal proceedings of a material nature. Home Bank has been named as a defendant or co-defendant in 11 lawsuits, commencing in early 2007, alleging that the claimants incurred losses during 2006 as a result of the Bank accepting deposits with forged endorsements from a former customer. The Bank notified its insurance carrier of the potential claims and paid the $100,000 insurance claim deductible in 2006. The Bank does not expect to incur any material expense as a result of the lawsuits filed. From time to time, we are a party to legal proceedings incidental to our business to enforce our security interest in collateral pledged to secure loans made by the Bank.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Home Bancorp, Inc.’s common stock is listed on the Nasdaq Global Market under the symbol “HBCP”. The common stock was issued at a price of $10.00 per share in connection with the Bank’s mutual to stock conversion and the initial public offering of the Company’s common stock. The common stock commenced trading on the Nasdaq Stock Market on October 3, 2008. As of the close of business on December 31, 2008, there were 8,926,875 shares of common stock outstanding, held by approximately 1,600 stockholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following table sets forth the high and low prices of the Company’s common stock as reported by the Nasdaq Stock Market and cash dividends declared per share for the periods indicated.

For The Quarter Ended	High	Low	Cash Dividends Declared
December 31, 2008	$9.78	$9.70	$—

(b) Not applicable.

(c) Not applicable.

Item 6.	Selected Financial Data.

Set forth below is selected summary historical financial and other data of the Company. When you read this summary historical financial data, it is important that you also read the historical financial statements and related notes contained in Item 8 of this Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	At December 31,
(dollars in thousands)	2008	2007	2006	2005	2004
Selected Financial Condition Data:
Total assets	$528,397	$422,351	$400,484	$370,413	$346,026
Cash and cash equivalents	20,150	11,746	27,399	16,213	9,943
Interest-bearing deposits in banks	1,685	3,267	3,169	4,060	497
Cash invested at other ATM locations	24,244	17,143	13,714	14,526	11,612
Investment securities:
Available for sale	114,235	56,995	53,800	68,457	75,044
Held to maturity	4,089	4,693	5,541	6,621	6,811
Loans receivable, net	332,962	306,268	281,258	246,225	225,410
Deposits	354,145	353,536	346,250	308,396	278,002
FHLB advances	44,421	16,883	5,435	17,484	26,993
Shareholders’ equity	126,963	49,383	45,856	41,487	38,575

	Years Ended December 31,
(dollars in thousands, except per share data)	2008	2007		2006		2005		2004
Selected Operating Data:
Interest income	$27,429		$25,425		$23,200		$19,652		$17,694
Interest expense	8,747		9,908		8,215		6,340		5,266

Net interest income	18,682		15,517		14,985		13,312		12,428
Provision for loan losses	459		420		260		252		311

Net interest income after provision for for loan losses	18,223		15,097		14,725		13,060		12,117
Noninterest income	586		2,680		2,057		2,405		1,721
Noninterest expense	14,923		13,067		10,686		10,134		9,642

Income before income taxes	3,886		4,710		6,096		5,331		4,196
Income taxes	1,170		1,387		2,073		1,808		1,427

Net income	$2,716		$3,323		$4,023		$3,523		$2,769

Earnings per share—basic	$1.32	$	N/A	$	N/A	$	N/A	$	N/A

Earnings per share—diluted	$1.32	$	N/A	$	N/A	$	N/A	$	N/A

	At or For the Years Ended December 31,
	2008	2007	2006	2005	2004
Selected Operating Ratios: (1)
Average yield on interest-earnings assets	6.20%	6.52%	6.15%	5.67%	5.33%
Average rate on interest-bearing liabilities	2.69	3.30	2.80	2.26	1.89
Average interest rate spread (2)	3.51	3.22	3.35	3.42	3.44
Net interest margin (2)	4.23	3.98	3.97	3.84	3.74
Average interest-earning assets to average interest-bearing liabilities	136.19	129.84	128.52	123.31	119.03
Noninterest expense to average assets	3.22	3.23	2.74	2.82	2.80
Efficiency ratio (3)	77.45	71.81	62.70	64.48	68.15
Return on average assets	0.59	0.82	1.03	0.98	0.80
Return on average equity	4.12	6.90	9.18	8.84	7.43
Average equity to average assets	14.20	11.91	11.23	11.09	10.82

Asset Quality Ratios: (4)
Non-performing loans as a percent of total loans receivable (5)	0.43%	0.42%	0.33%	0.34%	0.33%
Non-performing assets as a percent of total assets (5)	0.28	0.32	0.24	0.21	0.22
Allowance for loan losses to as a percent of non-performing loans at end of period	182.6	178.7	213.2	216.3	217.8
Allowance for loan losses as a percent of net loans at end of period	0.78	0.76	0.71	0.74	0.72

Capital Ratios: (4) (6)
Tangible capital ratio	19.10%	11.68%	11.48%	11.31%	11.12%
Core capital ratio	19.10	11.68	11.48	11.31	11.12
Total risk-based capital ratio	33.35	19.36	19.05	20.32	20.45

(1)	With the exception of end-of-period ratios, all ratios are based on average monthly balances during the respective periods.
(2)	Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	The efficiency ratio represents noninterest expense as a percentage of total revenues. Total revenues is the sum of net interest income and noninterest income.
(4)	Asset quality and capital ratios are end of period ratios.
(5)	Nonperforming loans consist of nonaccruing loans and loans 90 days or more past due. Nonperforming assets consist of nonperforming loans and repossessed assets. It is our policy to cease accruing interest on all loans 90 days or more past due. Repossessed assets consist of assets acquired through foreclosure or acceptance of title in-lieu of foreclosure.
(6)	Capital ratios are Bank only.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes and events in the financial condition and results of operations of Home Bancorp and its subsidiary, Home Bank. Home Bancorp, Inc. was newly organized and owned no assets during any period prior to October 2, 2008. Therefore, the financial information for any period prior to October 2, 2008 presented in this report is that of Home Bank only. This discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this report, including the consolidated financial statements and related notes.

EXECUTIVE OVERVIEW

The Company completed its initial public stock offering (“IPO”) on October 2, 2008, and began trading on the Nasdaq Global Market on October 3, 2008. The Company issued 8,926,875 shares of its common stock for an aggregate of $89,268,750 in total offering proceeds. The net proceeds of approximately $87.2 million are reflected in the Company’s shareholders’ equity at December 31, 2008.

The Bank opened its first two full-service branches in Baton Rouge, Louisiana, during the fourth quarter of 2008. The Bank also operates a loan production office in Baton Rouge.

Net income for 2008 totaled $2.7 million, a decrease of 18.3% from the $3.3 million earned in 2007. Diluted earnings per share were $1.32 in 2008. No shares were outstanding during 2007. Key components of the Company’s performance in 2008 are summarized below.

•

Total assets at December 31, 2008 were $528.4 million, up $106.0 million, or 25.1%, from December 31, 2007. The increase was primarily the result of the proceeds received from the IPO and the subsequent reinvestment of such proceeds for purchases of investment securities and to fund commercial loan growth.

•

Net loans at December 31, 2008 were $335.6 million, an increase of $27.0 million, or 8.7%, from December 31, 2007. The increase was driven primarily by growth in commercial real estate, commercial construction and land loans.

•

Total customer deposits were $354.1 million at December 31, 2008, an increase of $609,000, or 0.2%, from December 31, 2007. Increases in core deposits (e.g., demand deposit, money market and savings accounts) were partially offset by decreases in certificates of deposit.

•

Shareholders’ equity increased $77.6 million, or 157.1%, from $49.4 million at December 31, 2007 to $127.0 million at December 31, 2008. The $87.2 million in net proceeds from the IPO was partially offset by $7.1 million in the value of shares allocated to the employee stock ownership program and a $5.4 million decrease in accumulated other comprehensive income (loss).

•

Interest income increased $2.0 million, or 7.9%, in 2008 compared to 2007. The increase was primarily due to increases in the average balances of interest-earnings assets, particularly loans and investment securities, which more than offset decreases in the average yields earned on loans and other interest-earning assets.

•

Interest expense decreased $1.2 million, or 11.7%, in 2008 compared to 2007. The average rate paid on interest-bearing liabilities decreased 61 basis points in 2008 compared to 2007 due to reduced market rates and an increase in lower-cost core deposits.

•

The provision for loan losses totaled $459,000 in 2008, an increase of $39,000 compared to 2007. The amount of provision for loan losses recorded during 2008 resulted primarily from loan growth during the year. As of December 31, 2008, the allowance for loan losses as a percentage of total loans was 0.78% compared to 0.75% at December 31, 2007. Net charge-offs for 2008 were $167,000, or 0.05%, of average loans, compared to $114,000, or 0.04%, in 2007.

•

Noninterest income decreased $2.1 million, or 78.1%, in 2008 compared to 2007. Increases in service fees and charges and income from bank owned life insurance were offset by a non-cash charge of $2.8 million for the other-than-temporary impairment (“OTTI”) of investment securities.

•

Noninterest expense increased $1.9 million, or 14.2%, in 2008 compared to 2007. The increases resulted primarily from higher compensation and benefits related to the Bank’s expansion and an $867,000 charge related to a shortage in cash invested at other ATM locations.

CRITICAL ACCOUNTING POLICIES

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that represents the amount of probable and reasonably estimable known and inherent losses in the loan portfolio, based on evaluations of the collectability of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our commercial and residential loan portfolios as well as consideration of general loss experience. All of these estimates may be susceptible to significant change.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. Historically, our estimates of the allowance for loan loss have not required significant adjustments from management’s initial estimates. In addition, the Office of Thrift Supervision, as an integral part of its examination processes, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

Income Taxes. We make estimates and judgments to calculate some of our tax liabilities and determine the recoverability of some of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. We also estimate a valuation allowance for deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective. Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision to our initial estimates.

In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including our past operating results, recent cumulative losses and our forecast of future taxable income. In determining future taxable income, we make assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

Other-Than-Temporary Impairment of Investment Securities. Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. The term “other-than-temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Management reviews criteria such as the magnitude and duration of the decline, the reasons for the decline, and the performance and valuation of the underlying collateral, when applicable, to predict whether the loss in value is other-than-temporary. Once a decline in value is determined to be other-than-temporary, the carrying value of the security is reduced to its fair value and a corresponding charge to earnings is recognized.

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – The types of loans originated by the Company are subject to federal and state law and regulations. Interest rates charged on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by our competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

The Company’s lending activities are subject to underwriting standards and loan origination procedures established by our board of directors and management. Loan originations are obtained through a variety of sources, primarily existing customers as well as new customers obtained from referrals and local advertising and promotional efforts. Single-family residential mortgage loan applications and consumer loan applications are taken at any of the Bank’s branch offices. Applications for other loans typically are taken personally by one of our loan officers, although they may be received by a branch office initially and then referred to a loan officer. All loan applications are processed and underwritten centrally at the Bank’s main office.

The following table shows the composition of the Company’s loan portfolio as of the dates indicated.

	December 31,
(dollars in thousands)	2008	2007	2006	2005	2004
Real estate loans:
One- to four-family first mortgage	$138,173	$134,264	$119,369	$112,468	$110,535
Home equity loans and lines	23,127	23,065	19,604	18,672	17,317
Commercial real estate	84,096	71,964	66,125	53,321	44,433
Construction and land	35,399	25,769	32,390	24,532	20,886
Multi-family residential	7,142	7,242	7,694	8,157	6,838

Total real estate loans	287,937	262,304	245,182	217,150	200,009

Other loans:
Commercial	34,434	32,968	25,885	19,508	16,667
Consumer	13,197	13,310	12,199	11,388	10,359

Total other loans	47,631	46,278	38,084	30,896	27,026

Total loans	$335,568	$308,582	$283,266	$248,046	$227,035

The loan portfolio increased $27.0 million, or 8.7%, during 2008. The vast majority of the increase relates to commercial real estate loans and construction and land loans. Contrary to many other areas in the United States, south central Louisiana enjoyed strong economic activity during 2008. Although the south central Louisiana real estate market has experienced price appreciation during the past several years, the appreciation was muted compared to areas of the United States now experiencing significant real estate devaluations.

The following table reflects contractual loan maturities, unadjusted for scheduled principal reductions, prepayments or repricing opportunities as of December 31, 2008. Of the $259.2 million of our loans which have contractual maturity dates subsequent to December 31, 2009, $213.0 million have fixed interest rates and $46.2 million have floating or adjustable interest rates.

	Due In
(dollars in thousands)	One year or less	One through five years	More than five years	Total
One- to four-family first mortgage	$7,667	$9,944	$120,562	$138,173
Home equity loans and lines	5,531	10,763	6,833	23,127
Commercial real estate and multi-family	18,882	53,358	18,998	91,238
Construction and land	30,009	4,705	685	35,399
Commercial	10,586	21,190	2,658	34,434
Consumer	3,703	6,074	3,420	13,197

Total	$76,378	$106,034	$153,156	$335,568

Asset Quality – One of management’s key objectives has been, and continues to be, maintaining a high level of asset quality. In addition to maintaining credit standards for new loan originations, we proactively monitor loans and collection and workout processes of delinquent or problem loans. When a borrower fails to make a scheduled payment, we attempt to cure the deficiency by making personal contact with the borrower. Initial contacts are generally made within 10 days after the date the payment is due. In most cases, deficiencies are promptly resolved. If the delinquency continues, late charges are assessed and additional efforts are made to collect the deficiency. All loans which are designated as “special mention,” classified or which are delinquent 90 days or more are reported to the Board of Directors of the Company monthly. For loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases. It is our policy, with certain limited exceptions, to discontinue accruing interest and reverse any interest accrued on any loan which is 90 days or more past due. On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to his/her ability to service the debt in accordance with the terms of the loan agreement. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt.

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, multi-family residential, construction and land loans and commercial business loans are individually evaluated for impairment. As of December 31, 2008 and December 31, 2007, impaired loans amounted to $1.8 million and $1.5 million, respectively. The amount of the allowance for loan losses allocated to impaired loans totaled $122,000 and $44,000 as of December 31, 2008 and December 31, 2007, respectively.

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

A savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Federal bank regulators which can order the establishment of additional general or specific loss allowances. The Federal banking agencies have adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Our management believes that, based on information currently available, our allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. However, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

We review and classify assets monthly. The Board of Directors is provided with monthly reports on our classified assets. We classify assets in accordance with the management guidelines described above. As of December 31, 2008, the Company had $1.7 million of assets classified as substandard, compared to $1.4 million as of December 31, 2007. We had no loans classified as doubtful or loss at December 31, 2008 or December 31, 2007.

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, amounted to $1.5 million, or 0.3% of total assets at December 31, 2008, compared to $1.3 million, or 0.3% of total assets at December 31, 2007. The following table sets forth the composition of the Company’s nonperforming assets as of the dates indicated.

	December 31,
(dollars in thousands)	2008	2007	2006	2005	2004
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$871	$775	$238	$541	$567
Home equity loans and lines	156	12	—	16	14
Commercial real estate and multi-family	362	318	476	43	—
Construction and land	—	—	—	—	—
Other loans:
Commercial	9	173	199	114	79
Consumer	29	17	29	47	2

Total nonaccrual loans	1,427	1,295	942	761	662
Accruing loans 90 days or more past due	—	—	—	81	84

Total nonperforming loans	1,427	1,295	942	842	746
Foreclosed property	37	47	25	38	—

Total nonperforming assets	1,464	1,342	967	880	746
Performing troubled debt restructurings	449	—	—	—	—

Total nonperforming assets and troubled debt restructurings	$1,913	$1,342	$967	$880	$746

Nonperforming loans to total loans	0.43%	0.42%	0.34%	0.34%	0.33%
Nonperforming loans to total assets	0.27%	0.31%	0.24%	0.23%	0.22%
Nonperforming assets to total assets	0.28%	0.32%	0.24%	0.24%	0.22%

Net charge-offs for 2008 were $167,000, or 0.05%, of average loans, compared to $114,000, or 0.04%, in 2007.

Allowance for Loan Losses – The allowance for loan losses is established through a provision for loan losses. We maintain the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses at least quarterly in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio. Our evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing loans, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. Based on this evaluation, management assigns risk rankings to segments of the loan portfolio. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require management to make additional provisions for estimated loan losses based upon judgments different from those of management.

We will continue to monitor and modify our allowance for loan losses as conditions dictate. No assurance can be given that our level of allowance for loan losses will cover all of the inherent losses on our loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the conditions used by management to determine the current level of the allowance for loan losses.

The following table presents the activity in the allowance for loan losses for the years indicated.

	For the Year Ended December 31,
(dollars in thousands)	2008	2007	2006	2005	2004
Balance, beginning of year	$2,314	$2,008	$1,821	$1,625	$1,366
Provision charged to operations	459	420	260	252	310
Loans charged off:
One- to four-family first mortgage	—	17	20	18	6
Home equity loans and lines	30	52	16	—	—
Commercial real estate and multi-family	—	—	—	20	—
Construction and land	—	—	—	—	—
Commercial	88	16	—	—	—
Consumer	94	40	54	28	60
Recoveries on charged off loans	45	11	17	10	15

Balance, end of year	$2,606	$2,314	$2,008	$1,821	$1,625

The allowance for loan losses amounted to 0.78% of total loans and 182.6% of total nonperforming loans at December 31, 2008, compared to 0.75% and 178.7%, respectively, at December 31, 2007.

The following table presents the allocation of the allowance for loan losses as of December 31 of the years indicated.

	December 31,
(dollars in thousands)	2008		2007		2006		2005		2004
	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans
One- to four-family first mortgage	$399	41.18%	$387	43.51%	$344	42.14%	$335	45.34%	$337	48.69%
Home equity loans and lines	345	6.89	302	7.48	209	6.92	212	7.53	204	7.63
Commercial real estate and multi-family	1,175	27.19	925	25.67	541	26.06	414	24.79	333	22.58
Construction and land	212	10.55	201	8.35	125	11.43	106	9.89	74	9.20
Commercial	327	10.26	316	10.68	621	9.14	503	7.86	443	7.34
Consumer	148	3.93	183	4.31	168	4.31	231	4.59	220	4.56
Unallocated	—	—	—	—	—	—	20	—	14	—

Total	$2,606	100.00%	$2,314	100.00%	$2,008	100.00%	$1,821	100.00%	$1,625	100.00%

Investment Securities

The Company invests in securities pursuant to our Investment Policy, which has been approved by our Board of Directors. The Investment Policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate or credit risk, to complement our lending activities and to provide and maintain liquidity. The Asset-Liability Committee (“ALCO”), comprised of the Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Chief Operations Officer and Controller, monitors investment activity and ensures that investments are consistent with the Investment Policy. The Board of Directors of the Company reviews investment activity monthly.

The investment securities portfolio increased by an aggregate of $56.6 million, or 91.8%, during 2008, as purchases of available-for-sale securities more than offset principal maturities, prepayments and calls. Securities available for sale made up the vast majority of the investment securities portfolio at December 31, 2008. The following table sets forth amortized cost and market value of our investment securities portfolio as of the dates indicated.

	December 31,
(dollars in thousands)	2008		2007		2006
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Available for sale:
U.S. agency mortgage-backed	$71,175	$71,480	$33,487	$33,578	$46,762	$46,523
Non-U.S. agency mortgage-backed	51,108	42,755	21,443	21,418	5,283	5,295
Other bonds	—	—	1,999	1,999	1,998	1,982

Total available for sale	122,283	114,235	56,929	56,995	54,043	53,800

Held to maturity:
U.S. agency mortgage-backed	2,545	2,570	3,553	3,492	4,424	4,264
Other bonds	—	—	—	—	997	988
Municipal obligations	1,544	1,564	1,140	1,166	120	119

Total held to maturity	4,089	4,134	4,693	4,658	5,541	5,371

Total investment securities	$126,372	$118,369	$61,622	$61,653	$59,584	$59,171

The following table sets forth the fixed versus adjustable rate profile of the investment securities portfolio as of the dates indicated.

	December 31,
(dollars in thousands)	2008	2007	2006
Fixed rate:
Available for sale	$36,307	$13,831	$10,867
Held to maturity	4,089	4,693	5,541

Total fixed rate	40,396	18,524	16,408

Adjustable rate:
Available for sale	85,976	43,098	43,176
Held to maturity	—	—	—

Total adjustable rate	85,976	43,098	43,176

Total investment securities	$126,372	$61,622	$59,584

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2008. No tax-exempt yields have been adjusted to a tax-equivalent basis. All amounts are shown at amortized cost.

	Amounts at December 31, 2008 which mature in:
(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Available for sale:
U.S. agency mortgage-backed	$—	$75	$8,336	$62,764	$71,175
Non-U.S. agency mortgage-backed	—	—	1,657	49,451	51,108

Total available for sale	—	75	9,993	112,215	122,283

Weighted average yield	—%	5.95%	4.23%	4.83%	3.98%

Held to maturity:
U.S. agency mortgage-backed	—	251	2,294	—	2,545
Municipal bonds	180	390	974	—	1,544

Total held to maturity	180	641	3,268	—	4,089

Weighted average yield	4.00%	4.00%	3.97%	—%	3.98%

Total investment securities	$180	$716	$13,261	$112,215	$126,372

The following table summarizes activity in the Company’s investment securities portfolio during 2008.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2007	$56,995	$4,693
Purchases	88,860	400
Sales	—	—
Principal maturities, prepayments and calls	(21,527)	(1,001)
Amortization of premiums and accretion of discounts	(1,979)	(3)
Increase (decrease) in market value	(8,114)	—

Balance, December 31, 2008	$114,235	$4,089

At December 31, 2008, the Company had an unrealized loss position on its available for sale investment securities portfolio of $8.0 million, compared to an unrealized gain of $66,000 at December 31, 2007. The decrease in the market value of the investment portfolio relates primarily to our non-agency (or private-label) mortgage-backed securities holdings. The non-agency mortgage-backed securities portfolio totaled $51.1 million, or 9.7% of total assets, at December 31, 2008. The increase in the unrealized loss position of these securities reflects, among other factors, the impact the illiquid market and distressed sales have had on the market value of non-agency mortgage-backed securities.

Due to the deteriorating credit performance of the mortgage loans underlying three of the Company’s non-agency mortgage-backed securities, the Company recorded an OTTI charge of $2.8 million during the fourth quarter of 2008. If the performance of these impaired securities is better than current estimates, which reflect significant illiquidity discounts, the Company may have the opportunity to earn back a substantial portion of the write-downs over the remaining lives of the securities. To date, the Company has received all principal and interest payments due on these three securities in accordance with their terms. Based on management’s review of the remaining investment portfolio, no other declines in the market value of the Company’s investment securities are deemed to be other-than-temporary at December 31, 2008.

The following table summarizes the Bank’s non-agency mortgage-backed securities portfolio as of December 31, 2008.

Collateral	Number of Securities	Amortized Cost	Unrealized Gain/(Loss)	S&P Rating
Prime first mortgages	17	$40,916,000	$(7,488,000)	AAA
Prime first mortgages	1	1,183,000	(530,000)	AA
Prime first mortgages	1	2,401,000	(359,000)	A
Prime first mortgages	1	2,397,000	(18,000)	Not rated (1)
Prime first mortgages	1	616,000	— (2)	B
Alt-A first mortgages	1	1,657,000	42,000	AAA
Alt-A first mortgages	1	886,000	— (3)	B
Alt-A first mortgages	1	1,052,000	— (4)	Not rated (4)

Total non-agency mortgage-backed securities	24	$51,108,000	$(8,353,000)

(1)	Rated “Aaa” by Moody’s.
(2)	The Company recorded an OTTI charge of $706,000 on this security during the fourth quarter of 2008.
(3)	The Company recorded an OTTI charge of $762,000 on this security during the fourth quarter of 2008.
(4)	The Company recorded an OTTI charge of $1.4 million on this security during the fourth quarter of 2008. This security is rated “A3” by Moody’s and “CCC” by Fitch.

The Company holds no Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”) preferred stock, equity securities, corporate bonds, trust preferred securities, hedge fund investments, collateralized debt obligations or structured investment vehicles.

Cash Invested at Other ATM Locations

The Bank has entered into contracts with various counterparties to provide cash for ATMs at approximately 1,200 locations throughout the United States. The contracts range in terms up to two years and contain options to extend the contracts for certain periods. Under the terms of these agreements, the Bank retains ownership of the cash in the ATMs at all times. The balance of cash invested at other ATMs locations increased $7.1 million, or 41.4%, during 2008 to $24.2 million at December 31, 2008.

In September 2008, one of the ATM counterparties informed the Bank that it was discontinuing operations. To date, the cash returned to the Bank by the counterparty is $867,000 less than the balance due to the Bank. Given the uncertainty of collecting the balance due, the Company assumed no recovery and recorded a charge of $867,000 during the fourth quarter of 2008.

The Company is currently pursuing collection options, including recovery under the counterparty’s insurance policy for which Home Bank is a named insured. The Company has also put its insurance company on notice that the Company will file a claim under its fidelity bond.

The Bank’s contracts with the two remaining ATM counterparties expire during the second quarter of 2009. The Bank does not intend to renew the contracts; thus, we expect to receive all cash invested at other ATMs locations back from the counterparties prior to the end of the second quarter of 2009.

Funding Sources

General – Deposits, loan repayments and prepayments, proceeds from investment securities sales, calls, maturities and pay-downs, cash flows generated from operations and Federal Home Loan Bank advances are our primary, ongoing sources of funds for use in lending, investing and for other general purposes. In 2008, our IPO provided approximately $87.2 million in net proceeds to the Company.

Deposits – The Company offers a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of checking, both interest-bearing and noninterest-bearing, money market, savings and certificate of deposit accounts.

The flow of deposits is influenced significantly by general economic conditions, changes in market interest rates and competition. Our deposits are obtained predominantly from the areas where our branch offices are located. We have historically relied primarily on a high level of customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competitors significantly affect our ability to attract and retain deposits.

The Company uses traditional means of advertising its deposit products, including broadcast and print media. The Company generally does not solicit deposits from outside our market area.

Total deposits amounted to $354.1 million at December 31, 2008 compared to $353.5 million at December 31, 2007. While total deposits did not increase substantially during the year, core deposits (i.e., demand deposit, savings and money market accounts) increased $20.7 million, or 11.7%, during 2008. The Company’s continued focus is on growing our core deposit base.

The decrease in certificates of deposit was primarily the result of management’s decision not to match high rates offered by certain competitors during 2008. The following table sets forth the composition of the Company’s deposits at the dates indicated.

	December 31,		Increase(Decrease)
(dollars in thousands)	2008	2007	Amount	Percent
Demand deposit	$67,047	$50,791	$16,256	32.0%
Savings	19,741	19,115	626	3.3
Money market	68,850	69,319	(469)	(0.7)
NOW	42,200	37,935	4,265	11.2
Certificates of deposit	156,307	176,376	(20,069)	(11.4)

Total deposits	$354,145	$353,536	$609	0.2%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Years Ended December 31,
(dollars in thousands)	2008			2007			2006
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Savings, checking and money market	$129,377	$1,657	1.28%	$119,801	$2,140	1.79%	$107,642	$1,432	1.33%
Certificates of deposit	167,254	6,246	3.73	174,225	7,486	4.30	172,106	6,220	3.61

Total interest-bearing deposits	$296,631	$7,903	2.66%	$294,026	$9,626	3.27%	$279,748	$7,652	2.74%

Certificates of deposit $100,000 and over decreased $10.7 million, or 15.1%, from $71.1 million at December 31, 2007 to $60.4 million at December 31, 2008. The following table details the remaining maturity of large-denomination certificates of deposit of $100,000 and over.

	December 31,
(dollars in thousands)	2008	2007	2006
3 months or less	$9,951	$11,443	$10,620
3 – 6 months	8,328	17,547	11,543
6 – 12 months	17,277	29,359	27,423
12 – 36 months	22,937	10,533	17,102
More than 36 months	1,928	2,262	3,649

Total certificates of deposit	$60,421	$71,144	$70,337

Federal Home Loan Bank Advances – Advances from the Federal Home Loan Bank of Dallas (“FHLB”) may be obtained by the Company upon the security of the common stock it owns in the applicable bank and certain of its real estate loans and investment securities, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Advances from the FHLB may be either short-term, maturities of one year or less, or long-term, maturities in excess of one year.

FHLB advances increased $27.5 million, or 163.1%, during 2008, ending the year at $44.4 million. The average rates paid on FHLB advances were 3.01% and 4.39% for 2008 and 2007, respectively.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At December 31, 2008, shareholders’ equity totaled $127.0 million, an increase of $77.6 million, or 157.1%, compared to $49.4 million at December 31, 2007. The $87.2 million in net proceeds from the IPO was partially offset by $7.1 million in the value of shares allocated to the employee stock ownership program and a $5.4 million decrease in accumulated other comprehensive income (loss).

RESULTS OF OPERATIONS

The Company reported net income of $2.7 million, $3.3 million and $4.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Diluted earnings per share were $1.32 in 2008. No shares were outstanding during 2007 or 2006.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets such as loans and investment securities and the interest expense paid on interest-bearing liabilities such as deposits and borrowings. Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s net interest spread was 3.51%, 3.22% and 3.35% during the years ended December 31, 2008, 2007 and 2006, respectively. The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.23%, 3.98% and 3.97% during the years ended December 31, 2008, 2007 and 2006, respectively. The net interest spread and margin ratios increased in 2008 compared to 2007 primarily due to the fall in short-term interest rates during the year and the associated repricing of the Company’s assets and liabilities and changes in the mix of the Company’s assets and liabilities.

Net interest income increased $3.2 million, or 20.4%, in 2008 to $18.7 million compared to $15.5 million in 2007. This increase was due to a $2.0 million, or 7.9%, increase in interest income and a $1.2 million, or 11.7%, decrease in interest expense. The improvement in net interest income in 2008 compared to 2007 was the result of increased volumes of interest-earning assets and an improved mix of interest-earning assets and deposits.

In 2007, net interest income increased $532,000, or 3.6%, to $15.5 million, compared to $15.0 million in 2006. This increase was due to a $2.2 million, or 9.6%, increase in interest income, which was partially offset by a $1.7 million, or 20.6%, increase in interest expense.

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average monthly balances during the indicated periods.

	Years Ended December 31,
(dollars in thousands)	2008			2007			2006
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Earning assets:
Loans receivable (1)	$315,017	$21,790	6.92%	$291,273	$20,810	7.14%	$265,005	$18,347	6.92%
Investment securities	79,178	4,284	5.41	55,037	2,668	4.85	70,276	2,955	4.20
Other interest-earning assets	47,935	1,355	2.83	43,800	1,947	4.45	41,822	1,898	4.54

Total earning assets	442,130	27,429	6.20	390,110	25,425	6.52	377,103	23,200	6.15

Noninterest-earning assets	21,856			14,168			13,029

Total assets	$463,986			$404,278			$390,132

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$129,377	$1,657	1.28%	$119,801	$2,140	1.79%	$107,642	$1,432	1.33%
Certificates of deposit	167,254	6,246	3.73	174,225	7,486	4.30	172,106	6,220	3.61

Total interest-bearing deposits	296,631	7,903	2.66	294,026	9,626	3.27	279,748	7,652	2.74

FHLB advances	28,014	844	3.01	6,422	282	4.39	13,665	563	4.12

Total interest-bearing liabilities	324,645	8,747	2.69	300,448	9,908	3.30	293,413	8,215	2.80

Noninterest-bearing liabilities	73,451			55,700			52,890

Total liabilities	398,096			356,148			346,303
Shareholders’ equity	65,890			48,130			43,829

Total liabilities and shareholders’ equity	$463,986			$404,278			$390,132

Net interest-earning assets	$117,485			$89,662			$83,690
Net interest spread		$18,682	3.51%		$15,517	3.22%		$14,985	3.35%
Net interest margin (2)			4.23%			3.98%			3.97%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

The following table displays the dollar amount of changes in interest income and interest expense for major components of earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in average volume between periods times prior year rate), (ii) changes attributable to rate (changes in average rate between periods times prior year volume), and (iii) total increase (decrease).

	2008 / 2007			2007 / 2006
	Change Attributable To			Change Attributable To
(dollars in thousands)	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
Interest income:
Loans receivable	$(690)	$1,670	$980	$616	$1,847	$2,463
Investment securities	378	1,238	1,616	403	(690)	(287)
Other interest-earning assets	(742)	150	(592)	(40)	89	49

Total interest income	(1,054)	3,058	2,004	979	1,246	2,225

Interest expense:
Savings, checking and money market	(630)	147	(483)	518	190	708
Certificates of deposit	(961)	(279)	(1,240)	1,182	84	1,266
FHLB advances	(238)	800	562	27	(308)	(281)

Total interest expense	(1,829)	668	(1,161)	1,727	(34)	1,693

Increase (decrease) in net interest income	$775	$2,390	$3,165	$(748)	$1,280	$532

Interest income includes interest income earned on earning assets as well as applicable loan fees earned. Interest income that would have been earned on nonaccrual loans had they been on accrual status is not included in the data reported above.

Provision for Loan Losses – We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. This policy is significantly affected by our judgment and uncertainties. There is likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions. Our activity in the provision for loan losses, which are charges or recoveries to operating results, is undertaken in order to maintain a level of total allowance for loan losses that management believes covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. Our evaluation process typically includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. The Office of Thrift Supervision (“OTS”), as an integral part of its examination process, periodically reviews our allowance for loan losses. The OTS may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

For the year ended December 31, 2008, the Company recorded a provision of $459,000, compared to provisions of $420,000 and $260,000 for 2007 and 2006, respectively. The amount of provision for loan losses during 2008 primarily reflects growth in total loans during the year as a result of new loan originations. During 2007, the Company modified its allowance for loan losses methodology to add a component requiring additions to the allowance for loans delinquent more than 30 but less than 90 days and to increase the allowance required for commercial loans in an amount of between five and 20 basis points based on the Company’s internal loan grading system. These changes resulted in an increase to the allowance of approximately $40,000. The remainder of the $160,000 increase in the provision for loan losses in 2007 compared to 2006 was due primarily to management’s assessments of the risk characteristics of individual non-homogenous loans, particularly commercial real estate loans, which, due to higher risk ratings in 2007 compared to 2006, resulted in an increase in the amount of the provision in 2007.

Net chargeoffs were $167,000 for 2008, compared to $114,000 and $41,000 for 2007 and 2006, respectively. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 0.78% at December 31, 2008, compared to 0.75% at December 31, 2007.

Noninterest Income – The Company’s noninterest income was $586,000 for the year ended December 31, 2008, $2.1 million, or 78.1%, lower than the $2.7 million in noninterest income earned in 2007. The following table illustrates the primary components of noninterest income for the years indicated.

(dollars in thousands)	2008	2007	Percent Increase (Decrease)	2006	Percent Increase (Decrease)
Noninterest income:
Service fees and charges	$2,326	$1,881	23.7%	$1,959	(4.0)%
Bank card fees	435	361	20.5	294	22.8
Income from bank owned life insurance	262	7	3,557.1	—	—
Gain on sale of loans, net	254	312	(18.6)	235	32.8
Loss on sale of real estate owned, net	(16)	(4)	3.0	—	—
Loss on sale of securities, net	—	—	—	(504)	100.0
Impairment of investment securities	(2,833)	—	—	—	—
Other income	158	123	28.5	73	68.5

Total noninterest income	$586	$2,680	(78.1)%	$2,057	30.3%

Service fees and charges increased $445,000 in 2008 primarily due to increased core deposit accounts and merchant service fees. Income from bank owned life insurance increased $255,000 in 2008 as a result of a full year of income. Bank owned life insurance policies were purchased in the fourth quarter of 2007. Gain on sale of loans decreased $58,000 in 2008 as a result of fewer mortgage loan sales.

Due to the deteriorating credit performance of the mortgage loans underlying three of the Company’s non-agency mortgage-backed securities, the Company recorded an OTTI charge of $2.8 million during the fourth quarter of 2008. This charge is reflected in noninterest income as an “Impairment of investment securities”.

Noninterest income increased $623,000, or 30.3%, in 2007 compared to 2006. During 2006, the Company recognized a net loss of $504,000 on the sale of investment securities. There was no comparable loss on securities sales during 2007. During 2006, the Company sold an aggregate of $15.4 million of securities, most of which were acquired in the merger with Crowley Building & Loan Association.

Noninterest Expense – The Company’s noninterest expense was $14.9 million for the year ended December 31, 2008, $1.9 million, or 14.2%, higher than the $13.1 million incurred for the same period in 2007. The following table illustrates the primary components of noninterest expense for the years indicated.

(dollars in thousands)	2008	2007	Percent Increase (Decrease)	2006	Percent Increase (Decrease)
Noninterest expense:
Compensation and benefits	$8,787	$7,994	9.9%	$6,377	25.4%
Occupancy	791	693	14.1	667	3.9
Marketing and advertising	475	515	(7.8)	405	27.2
Data processing and	872	855	2.0	836	2.3
Depreciation	814	868	(6.2)	753	15.3
Professional services	410	297	38.0	212	40.1
ATM losses	867	—	—	—	—
Other expenses	1,907	1,845	3.4	1,435	28.6

Total noninterest expense	$14,923	$13,067	14.2%	$10,685	22.3%

Compensation and benefits increased $793,000, or 9.9%, in 2008 primarily due to increased staffing associated with the openings of two Baton Rouge branches and the addition of new executives. Occupancy expense increased $98,000, or 14.1%, in 2008 due primarily to the facilities costs associated with the new branches. Professional services increased $137,000, or 38.0%, in 2008 primarily due to higher consulting expenses and independent auditor fees.

Due to a shortfall in cash invested at other ATM locations, the Company recorded a charge of $867,000 during the fourth quarter of 2008. This charge is reflected in noninterest expense as “ATM losses”. The Company is currently pursuing collection options, including recovery under the counterparty’s insurance policy for which Home Bank is a named insured.

Noninterest expense increased $2.4 million, or 22.3%, in 2007 compared to 2006. The primary reasons for the increase in noninterest expense in 2007 were increases in compensation and benefits of $1.6 million and increases in other operating expenses of $494,000. The increase in compensation and benefits expense in 2007 compared to 2006 was due primarily to the recognition of $421,000 in expense upon the implementation of post retirement salary continuation agreements with our President and Chief Executive Officer and other executive officers. The increase in other operating expense of $494,000 in 2007 compared to 2006 was due primarily to an increase in charitable donations in 2007.

Income Taxes – For the years ended December 31, 2008, 2007 and 2006, the Company incurred income tax expense of $1.2 million, $1.4 million and $2.1 million, respectively. The Company’s effective tax rate amounted to 30.1%, 29.5% and 34.0% during 2008, 2007 and 2006, respectively. The difference between the effective tax rate and the statutory tax rate primarily relates to variances in items that are non-taxable or non-deductible, primarily the effect of tax-exempt income and various tax credits taken.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At December 31, 2008, our cash and cash equivalents amounted to $20.2 million. In addition, at such date, our available-for-sale investment securities amounted to $114.2 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At December 31, 2008, we had certificates of deposit maturing within the next 12 months amounting to $93.7 million. Based upon historical experience, we anticipate that the majority of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available-for-sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds. Our borrowings consist primarily of advances from the FHLB, of which we are a member. Under terms of the collateral agreement with the FHLB, we may pledge residential mortgage loans and mortgage-backed securities as well as our stock in the FHLB as collateral for such advances. For the year ended December 31, 2008, the average balance of our outstanding FHLB advances was $28.0 million. At December 31, 2008, we had $44.4 million in outstanding FHLB advances and had $176.6 million in additional FHLB advances available to us.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment security products. The Company uses its sources of funds primarily to meet its ongoing commitments and fund loan commitments. The Company has been able to generate sufficient cash through its deposits, as well as borrowings, and anticipates it will continue to have sufficient funds to meet its liquidity requirements.

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

The objective of asset/liability management is to implement strategies for the funding and deployment of the Company’s financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk. Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations.

Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. Based on the Company’s interest rate risk model, the table below sets forth our NPV as of December 31, 2008 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Shift in Interest Rates (in basis points)	% Change in Projected Net Portfolio Value
+200	(4)%
+100	(1)
- 100	(1)
- 200	n/a

The actual impact of changes in interest rates will depend on many factors. These factors include the Company’s ability to achieve expected growth in interest-earning assets and maintain a desired mix of interest-earning assets and interest-bearing liabilities, the actual timing of asset and liability repricings, the magnitude of interest rate changes and corresponding movement in interest rate spreads, and the level of success of asset/liability management strategies.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from the interest rate risk which is inherent in our lending and deposit taking activities. To that end, management actively monitors and manages interest rate risk exposure. In addition to market risk, our primary risk is credit risk on our loan portfolio. We attempt to manage credit risk through our loan underwriting and oversight policies.

The principal objective of our interest rate risk management function is to evaluate the interest rate risk embedded in certain balance sheet accounts, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements, performance objectives and interest rate environment, and manage the risk consistent with approved guidelines. We seek to manage our exposure to risks from changes in interest rates while at the same time trying to improve our net interest spread. We monitor interest rate risk as such risk relates to our operating strategies. We have established an Asset/Liability Committee (“ALCO”), which is comprised of our Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Chief Operations Officer and Controller. The ALCO is responsible for reviewing our asset/liability and investment policies and interest rate risk position. The ALCO meets at least monthly. The extent of the movement of interest rates is an uncertainty that could have a negative impact on future earnings.

In recent years, we primarily have utilized the following strategies in our efforts to manage interest rate risk:

•	we have increased our originations of shorter term loans, particularly commercial real estate and commercial business loans;

•	we generally sell our conforming long-term (30-year) fixed-rate single-family residential mortgage loans into the secondary market; and

•

we have invested in securities, consisting primarily of mortgage-backed securities, with relatively short anticipated lives, generally three to five years, and we maintain adequate amounts of liquid assets.

OFF-BALANCE SHEET ACTIVITIES

To meet the financing needs of its customers, the Company issues financial instruments which represent conditional obligations that are not recognized, wholly or in part, in the statements of financial condition. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments expose the Company to varying degrees of credit and interest rate risk in much the same way as funded loans. The same credit policies are used in these commitments as for on-balance sheet instruments. The Company’s exposure to credit losses from these financial instruments is represented by their contractual amounts.

The following table summarizes our outstanding commitments to originate loans, to fund additional amounts of cash at other ATM locations pursuant to existing agreements and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at December 31 of the years indicated.

	Contract Amount
(dollars in thousands)	2008	2007
Letters of credit	$1,034	$1,101
Lines of credit	24,493	20,712
Cash invested in other ATM locations	6,761	5,857
Undisbursed portion of loans in process	18,851	32,360
Commitments to originate loans	34,520	15,101

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to be drawn upon, the total commitment amounts generally represent future cash requirements.

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

The Company is subject to certain claims and litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the financial position or results of operations of the Company.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at December 31, 2008.

(dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Unused commercial lines of credit	$13,001	$—	$—	$—	$13,001
Unused personal lines of credit	3,623	7,840	29	—	11,492
Unused loan commitments	34,520	—	—	—	34,520
Standby letters of credit	1,028	6	—	—	1,034

Total	$52,172	$7,876	$29	$—	$60,047

The Company has entered into a leasing arrangement to support the ongoing activities of the Company. The required payments under such commitments and other contractual cash commitments at December 31, 2008 are shown in the following table.

(dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Operating leases	$17	$—	$—	$—	$—	$—	$17
Certificates of deposit	93,746	33,165	22,645	3,299	2,234	1,218	156,307
Short-term FHLB borrowings	21,500	—	—	—	—	—	21,500
Long-term FHLB borrowings	7,091	5,830	—	—	—	10,000	22,921

Total	$122,354	$38,995	$22,645	$3,299	$2,234	$11,218	$200,745

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements, accompanying notes, and related financial data of the Company presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations. Most of our assets and liabilities are monetary in nature; therefore, the impact of interest rates has a greater impact on its performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk” in Item 7 hereof is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

The Board of Directors and Shareholders

Home Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Home Bancorp, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Bancorp, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 27, 2009

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$20,150,248	$11,746,082
Interest-bearing deposits in banks	1,685,000	3,267,000
Cash invested at other ATM locations	24,243,780	17,142,751
Securities available for sale, at fair value	114,235,261	56,995,287
Securities held to maturity (fair values of $4,134,153 and $4,658,338, respectively)	4,089,466	4,693,288
Mortgage loans held for sale	996,600	1,174,650
Loans, net of unearned income	335,568,071	308,582,151
Allowance for loan losses	(2,605,889)	(2,314,132)

Loans, net	332,962,182	306,268,019

Office properties and equipment, net	15,325,997	11,687,580
Cash surrender value of bank-owned life insurance	5,268,817	5,006,615
Accrued interest receivable and other assets	9,439,637	4,369,573

Total Assets	$528,396,988	$422,350,845

Liabilities
Deposits:
Noninterest-bearing	$67,047,799	$50,791,478
Interest-bearing	287,097,306	302,744,921

Total deposits	354,145,105	353,536,399
Short-term FHLB borrowings	21,500,000	6,000,000
Long-term FHLB debt	22,920,795	10,883,436
Accrued interest payable and other liabilities	2,868,362	2,547,890

Total Liabilities	401,434,262	372,967,725

Shareholders’ Equity
Preferred stock, $0.01 par value—10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value—40,000,000 shares authorized; 8,926,875 shares issued; 8,926,875 shares outstanding	89,270	—
Additional paid-in capital	87,182,281	—
Unearned ESOP shares	(7,052,230)	—
Retained earnings	52,055,071	49,339,479
Accumulated other comprehensive income (loss)	(5,311,666)	43,641

Total Shareholders’ Equity	126,962,726	49,383,120

Total Liabilities and Shareholders’ Equity	$528,396,988	$422,350,845

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
Interest Income
Loans, including fees	$21,790,163	$20,809,447	$18,347,622
Investment securities	4,283,960	2,667,979	2,954,948
Other investments and deposits	1,354,627	1,947,548	1,897,693

Total interest income	27,428,750	25,424,974	23,200,263

Interest Expense
Deposits	7,903,313	9,626,217	7,652,349
Short-term borrowings	331,387	78,045	183,405
Long-term debt	512,550	204,054	379,393

Total interest expense	8,747,250	9,908,316	8,215,147

Net interest income	18,681,500	15,516,658	14,985,116
Provision for loan losses	459,212	419,872	260,285

Net interest income after provision for loan losses	18,222,288	15,096,786	14,724,831

Noninterest Income
Service fees and charges	2,326,143	1,881,153	1,959,416
Bank card fees	434,566	360,844	294,263
Income from bank-owned life insurance	262,202	6,615	—
Gain on sale of loans, net	254,456	311,744	234,914
Net loss on sale of real estate owned, net	(15,635)	(4,140)	—
Loss on sale of securities, net	—	—	(504,061)
Impairment of investment securities	(2,832,920)	—	—
Other income	157,097	123,755	71,977

Total noninterest income	585,909	2,679,971	2,056,509

Noninterest Expense
Compensation and benefits	8,787,310	7,994,357	6,376,790
Occupancy	791,043	693,250	667,258
Marketing and advertising	475,380	515,228	405,307
Data processing and communication	872,316	855,236	836,391
Depreciation	813,916	867,603	752,626
Professional services	410,377	297,005	211,752
ATM losses	867,389	—	—
Other expenses	1,905,022	1,844,014	1,435,364

Total noninterest expense	14,922,753	13,066,693	10,685,488

Income before income tax expense	3,885,444	4,710,064	6,095,852
Income tax expense	1,169,852	1,387,359	2,072,590

Net Income	$2,715,592	$3,322,705	$4,023,262

Earnings per share:
Basic	$1.32	N/A	N/A
Diluted	$1.32	N/A	N/A

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2005	$—	$—	$—	$41,993,512	$(506,414)	$41,487,098

Comprehensive income:
Net income				4,023,262		4,023,262
Change in unrealized gain/(loss) on securities available for sale, net of taxes					345,945	345,945

Total comprehensive income						4,369,207

Balance, December 31, 2006	$—	$—	$—	$46,016,774	$(160,469)	$45,856,305

Comprehensive income:
Net income				3,322,705		3,322,705
Change in unrealized gain/(loss) on securities available for sale, net of taxes					204,110	204,110

Total comprehensive income						3,526,815

Balance, December 31, 2007	$—	$—	$—	$49,339,479	$43,641	$49,383,120

Comprehensive income:
Net income				2,715,592		2,715,592
Change in unrealized gain/(loss) on securities available for sale, net of taxes					(5,355,307)	(5,355,307)

Total comprehensive income						(2,639,715)
Issuance of common stock for initial public offering, net	89,270	87,181,799				87,271,069
Shares purchased for ESOP			(7,141,500)			(7,141,500)
ESOP shares released for allocation		482	89,270			89,752

Balance, December 31, 2008	$89,270	$87,182,281	$(7,052,230)	$52,055,071	$(5,311,666)	$126,962,726

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$2,715,592	$3,322,705	$4,023,262
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	459,212	419,872	260,285
Depreciation	813,916	867,603	752,626
Mortgage servicing amortization	22,344	53,399	46,285
Provision for mortgage servicing amortization	1,187	3,464	19,386
Federal Home Loan Bank stock dividends	(36,000)	(38,800)	(58,100)
Net amortization of premium/discount on investments	1,981,079	34,255	134,453
Impairment of investment securities	2,832,920	—	—
Net loss on sale of real estate owned	15,635	4,140	—
Gains on loans sold, net	(254,456)	(311,744)	(234,914)
Net loss on sale of investment securities	—	—	504,061
Proceeds, including principal payments, from loans held for sale	36,055,638	32,827,942	27,891,304
Originations of loans held for sale	(35,623,132)	(32,085,398)	(29,046,840)
Non-cash compensation	89,752	—	—
Deferred income tax benefit	(1,161,779)	(435,351)	(97,615)
Increase in interest receivable	(348,924)	(207,997)	(353,114)
Increase in prepaid expenses and other assets	302,131	(587,098)	3,641
Increase in cash surrender value of bank-owned life insurance	(262,202)	(6,615)	—
Decrease (increase) in accrued expenses and other liabilities	320,510	(64,150)	(184,282)

Net cash provided by operating activities	7,923,423	3,796,227	3,660,438

Cash flows from investing activities:
Purchases of securities available for sale	(88,859,623)	(20,454,451)	(17,266,322)
Purchases of securities held to maturity	(400,000)	(1,020,000)	—
Proceeds from payments on securities available for sale	16,694,391	17,528,988	31,812,710
Proceeds from maturities and calls of securities available for sale	2,000,000	9,315	1,784
Proceeds from payments on securities held to maturity	1,000,978	1,863,339	1,074,307
Increase in cash invested at other ATM locations	(7,101,029)	(3,428,664)	812,099
Net increase in loans	(27,153,375)	(25,430,225)	(35,293,216)
Decrease (increase) in certificates of deposit in other institutions	1,582,000	(98,000)	891,000
Proceeds from sale of real estate owned	—	17,360	—
Purchases of office properties and equipment	(4,452,333)	(2,160,557)	(736,676)
Proceeds from office properties and equipment disposals	—	1,600	—
Purchases of bank-owned life insurance	—	(5,000,000)	—
Purchases of Federal Home Loan Bank stock	(2,624,100)	(718,300)	(576,500)
Proceeds from redemption of Federal Home Loan Bank stock	1,518,200	705,500	1,001,700

Net cash used by investing activities	(107,794,891)	(38,184,095)	(18,279,114)

Cash flows from financing activities:
Increase in deposits	608,706	7,286,080	37,854,441
Proceeds from Federal Home Loan Bank advances	726,688,000	98,004,304	152,250,000
Payments on Federal Home Loan Bank advances	(699,150,641)	(86,555,693)	(164,299,229)
Proceeds from issuance of common stock	89,268,751	—	—
Cost of issuance of common stock	(1,997,682)	—	—
Stock purchased for ESOP	(7,141,500)	—	—

Net cash provided by financing activities	108,275,634	18,734,691	25,805,212

Net change in cash and cash equivalents	8,404,166	(15,653,177)	11,186,536
Cash and cash equivalents at beginning of year	11,746,082	27,399,259	16,212,723

Cash and cash equivalents at end of year	$20,150,248	$11,746,082	$27,399,259

Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$8,757,929	$9,896,398	$8,206,685
Income taxes paid	2,449,279	2,123,793	2,689,880

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Home Bancorp, Inc., a Louisiana Corporation (“Company”), was organized by Home Bank (“Bank”) in May 2008 to facilitate the conversion of the Bank from the mutual to the stock form (“Conversion”) of ownership. The Conversion was completed on October 2, 2008, at which time the Company became the holding company for the Bank, with the Company owning all of the issued and outstanding shares of the Bank’s common stock. Shares of the Company’s common stock were issued and sold in an offering to certain depositors of the Bank. As a result of the offering, the Company raised $87,185,000 in net proceeds. The Company was newly organized and owned no assets during any period prior to October 2, 2008. Therefore, the financial information for any period prior to October 2, 2008 presented in this report is that of the Bank only.

Home Bank is a federally chartered stock savings bank. The Bank was officially chartered in 1908 as a Louisiana state chartered savings association. The Bank converted to a federal mutual savings bank charter in 1993. The Bank currently conducts business from its main office as well as ten additional full-service banking offices in the Lafayette metropolitan area and Baton Rouge, Louisiana.

The Bank is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. The Bank’s principal sources of funds are customer deposits, repayments of loans, maturities of investments and funds borrowed from outside sources such as the Federal Home Loan Bank (“FHLB”) of Dallas. The Bank derives its income principally from interest earned on loans and investment securities and, to a lesser extent, from fees received in connection with the origination of loans, service charges on deposit accounts and for other services. The Bank’s primary expenses are interest expense on deposits and borrowings and general operating expenses.

The Bank is regulated by the Office of Thrift Supervision (“OTS”) and its deposits are insured to the maximum amount permissible under federal law by the Federal Deposit Insurance Corporation (“FDIC”).

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Home Bancorp, Inc. and its wholly-owned subsidiary, Home Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses and valuation of investments with other-than-temporary impairment.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks, and interest-bearing deposits with the FHLB. The Company considers all highly liquid debt instruments with original maturities of three months or less (excluding certificates of deposit in other institutions) to be cash equivalents.

The Bank is required to maintain reserve requirements with the Federal Reserve Bank. The requirement is dependent upon the Bank’s cash on hand or noninterest-bearing balances. The reserve requirements at December 31, 2008 and December 31, 2007 were $1,953,000 and $567,000, respectively.

Investment Securities

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), with respect to its investment securities. This standard addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Under SFAS No. 115, investment securities, which the Company both positively intends and has the ability to hold to maturity, are carried at amortized cost.

Investment securities that are acquired with the intention of being resold in the near term are classified under SFAS No. 115 as trading securities and are carried at fair value, with unrealized holding gains and losses recognized in current earnings. The Company does not currently hold any securities for trading purposes.

Securities not meeting the criteria of either trading securities or held to maturity are classified as available for sale and are carried at fair value. Unrealized holding gains and losses for these securities are recognized, net of related income tax effects, as a separate component of the Company’s shareholders’ equity.

Interest income earned on securities either held to maturity or available for sale is included in current earnings, including the amortization of premiums and the accretion of discounts using the interest method. The gain or loss realized on the sale of a security held to maturity or available for sale, as determined on a specific identification basis, is computed with reference to its amortized cost and is also included in current earnings.

The Company reviews investment securities for impairment periodically. Impairment is considered to be other-than-temporary if it is likely that all amounts contractually due will not be received for debt securities and when there is no positive evidence indicating that an investment’s carrying amount is recoverable in the near term for equity securities. When impairment is considered other-than-temporary, the cost basis of the security is written down to fair value, with the impairment charge included in earnings in “Impairment of investment securities”. The new cost basis is not changed for subsequent recoveries in fair value. Increases in fair value above cost on available for sale securities are reflected net of tax in shareholders’ equity and are included in other comprehensive income. In evaluating whether impairment is temporary or other-than-temporary, the Company considers, among other things, the time period the security has been in an unrealized loss position; the financial condition of the issuer and its industry; recommendations of investment advisors; economic forecasts; market or industry trends; changes in tax laws, regulations, or other governmental policies significantly affecting the issuer; any downgrades from rating agencies; and any reduction or elimination of dividends. The Company’s intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value is also considered.

Loan Held for Sale

The Company sells mortgage loans and loan participations for an amount equal to the principal amount of loans or participations with yields to investors based upon the current market rate. Realized gains and losses related to loan sales are included in noninterest income. As of December 31, 2008 and December 31, 2007, the Company had $15,970,000 and $17,787,000, respectively, outstanding in loans sold to government agencies that it was servicing.

For financial reporting purposes, the Company classifies a portion of its loan portfolio as “mortgage loans held for sale.” Included in this category are loans which the Company has the current intent to sell and loans which are available to be sold in the event that the Company determines that loans should be sold to support the Company’s investment and liquidity objectives, as well as to support its overall asset and liability management strategies. Loans included in this category for which the Company has the current intention to sell are recorded at the lower of aggregate cost or fair value. As of December 31, 2008 and December 31, 2007, the Company had $997,000 and $1,175,000, respectively, in loans classified as “mortgage loans held for sale.”

Loans

Discounts on loan originations and purchased loans are amortized using the level yield interest method over the remaining contractual life of the loan.

Nonrefundable loan origination fees, net of direct loan origination costs, are deferred and recognized over the life of the loan as an adjustment of yield using the interest method.

The Company allocates the cost to acquire or originate a mortgage loan between the loan and the right to service the loan if it intends to sell or securitize the loan and retain the servicing rights. In addition, the Company periodically assesses capitalized mortgage servicing rights for impairment based on the fair value of such rights. To the extent that temporary impairment exists, write-downs are recognized in current earnings as an adjustment to the corresponding valuation allowance. Permanent impairment is recognized through a write-down of the asset with a corresponding reduction in the valuation allowance. For purposes of performing its impairment evaluation, the portfolio is stratified on the basis of certain risk characteristics, including loan type and interest rates. Capitalized servicing rights are amortized over the period of, and in proportion to, estimated net servicing income, which considers appropriate prepayment assumptions.

The amount of capitalized mortgage servicing rights for the years ended December 31, 2008 and December 31, 2007 was not material.

Interest on loans receivable is accrued as earned. Interest on loans deemed uncollectible is excluded from income. The accrual of interest is discontinued and reversed against current income once loans become at least 90 days past due. The past due status of loans is determined based on the contractual terms. Loans are returned to accrual status when all past due payments are received in full and future payments are probable.

Allowance for Loan Losses

The allowance for loan losses is maintained at an amount which management deems adequate to cover estimated probable losses on loans receivable. The allowance for loan losses is comprised of specific and general reserves. The Company determines specific reserves based on the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118. The Company’s allowance for loan losses includes a measure of impairment related to those loans identified for evaluation under the standard. This measurement is based on a comparison of the recorded investment in the loan with either the expected cash flows discounted using the loan’s original effective interest rate or the fair value of the collateral underlying certain collateral-dependent loans. General reserves are based on management’s evaluation of many factors, including current economic trends, industry experience, historical loss experience, industry loan concentrations, the borrowers’ abilities to repay and repayment performance, probability of foreclosure, and estimated collateral values. As these factors change, adjustments to the loan loss reserve are charged to current operations. Loans and related accrued interest that are determined to be uncollectible are charged-off against the allowance for loan losses once that determination is made.

Other Real Estate Owned

Other real estate owned (“OREO”) property is carried at fair value less estimated selling costs. Costs relating to the development and improvement of OREO property are capitalized, and costs relating to holding and maintaining the property are expensed. Write-downs from cost to fair value at the dates of foreclosure are charged against the allowance for loan losses. Valuations are periodically performed and an allowance for loss is established by a charge to operations if the carrying value of a property exceeds its fair value less selling costs.

The Company had $37,000 and $52,000 of OREO as of December 31, 2008, and December 31, 2007, respectively.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (“FHLB”), the Bank is required to maintain a minimum level of investment in capital stock of the FHLB based on specific percentages of its outstanding FHLB advances, total assets, and mortgages. The Bank’s investment in FHLB stock is carried at par value ($100 per share), which reasonably approximates its fair value, as excess stock amounts held are redeemed quarterly at par by the FHLB.

Office Properties and Equipment

Office properties and equipment are stated at cost. Depreciation is computed using the straight-line method with rates based on the estimated useful lives of the individual assets, which range from 3 to 40 years. Expenditures which substantially increase the useful lives of existing property and equipment are capitalized while routine expenditures for repairs and maintenance are expensed as incurred.

Cash Surrender Value of Life Insurance

Life insurance contracts represent single premium life insurance contracts on the lives of certain officers of the Bank. The Bank is the beneficiary of these policies. These contracts are reported at their cash surrender value and changes in the cash surrender value are included in other noninterest income.

Salary Continuation Agreements

The Company records the expense associated with its salary continuation agreements over the service periods of the persons covered under these agreements.

Income Taxes

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities using enacted tax rates expected to be in effect during the year in which the differences in basis reverse.

During 2007, the Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The Company does not believe it has any material unrecognized tax benefits included in its financial statements. The Company has not had any settlements in the current period with taxing authorities, nor has it recognized tax benefits as a result of a lapse of the applicable statute of limitations.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2008, December 31, 2007, and December 31, 2006, the Company did not recognize any interest or penalties in its financial statements, nor has it recorded an accrued liability for interest or penalty payments.

Earnings Per Share

Earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. As of December 31, 2008, the Company had not issued stock options or any other instruments that would have a dilutive effect.

Comprehensive Income

Generally accepted accounting principles generally require that recognized revenues, expenses, gains, and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheets, such items, along with net earnings, are components of comprehensive income. The Company presents comprehensive income in its statements of shareholders’ equity.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current period presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings, and applies whenever other standards require or permit assets or liabilities to be measured at fair value. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts its business. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The Bank adopted SFAS No. 157 on January 1, 2008. The adoption did not have a material impact on the Company’s financial position or results of operations. See Note 19 for additional information related to the Company’s adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides the Company with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements to facilitate reporting between companies. The fair value option established by this statement permits the Bank to choose to measure eligible items at fair value at specified election dates. The Company shall then report unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date subsequent to implementation. The Company adopted SFAS No. 159 on January 1, 2008. The adoption did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) impacts how entities apply the acquisition method to business combinations. Significant changes to business combination accounting under this statement include: (1) the acquisition date is date the acquirer obtains control, (2) all identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree are stated at fair value on the acquisition date, (3) assets or liabilities arising from non-contractual contingencies are measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date, (4) adjustments subsequently made to the provisional amounts recorded on the acquisition date are made retroactively during a measurement period not to exceed one year, (5) acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, are expensed as incurred, (6) transaction costs are expensed as incurred, (7) reversals of deferred income tax valuation allowances and income tax contingencies are recognized in earnings subsequent to the measurement period, and (8) the allowance for loan losses of an acquiree is not permitted to be recognized by the acquirer. SFAS 141(R) also requires additional disclosures regarding subsequent changes to acquisition-related contingencies, contingent consideration, non-controlling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and goodwill valuation.

The Company is required to apply SFAS No. 141(R) prospectively to all business combinations completed on or after January 1, 2009. For business combinations with an acquisition date before the effective date, the provisions of SFAS No. 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. The adoption is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (an amendment of SFAS No. 133). SFAS No. 161 calls for enhanced disclosures to help users of financial statements better understand how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how these instruments and hedged items affect the entity’s financial position, financial performance, and cash flows. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption is not expected to have a material impact on the Company’s financial position or results of operations.

3. Merger with Crowley Building and Loan Association

On June 30, 2006, the Company acquired by merger Crowley Building and Loan Association (“CBLA”), a mutual association, in a business combination accounted for as a pooling of interests. Since CBLA was a mutual association, no consideration was paid in the merger. The assets, liabilities and operating results of CBLA have been included in the accompanying financial statements.

4. Cash Invested at ATM Locations

The Bank has entered into contracts with various counterparties to provide cash for ATMs at approximately 1,200 locations throughout the United States. The contracts range in terms up to two years and contain options to extend the contracts for certain periods. As of December 31, 2008, the Bank had commitments to fund up to a maximum of approximately $31,000,000 associated with these contracts. The approximate maximum amounts committed under these agreements were $31,937,000, $27,445,000 and $20,136,000 during 2008, 2007 and 2006, respectively. Under the terms of these agreements, the Bank retains ownership of the cash in the ATM at all times. The Bank had accrued receivables associated with these contracts of approximately $104,000 and $101,000 as of December 31, 2008 and December 31, 2007, respectively.

The Bank’s contracts with ATM counterparties expire during the second quarter of 2009. The Bank does not intend to renew the contracts.

5. Investment Securities

Summary information regarding investment securities classified as available for sale and held to maturity as of December 31, 2008 and December 31, 2007 follows.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Total
			Less Than 1 Year	Over 1 Year
December 31, 2008
Available for sale, at fair value:
U.S. agency mortgage-backed	$71,175	$613	$307	$1	$71,480
Non-U.S. agency mortgage-backed	51,108	56	8,339	70	42,755

Total available for sale	$122,283	$669	$8,646	$71	$114,235

Held to maturity:
U.S. agency mortgage-backed	$2,545	$25	$—	$—	$2,570
Municipal bonds	1,544	25	5	—	1,564

Total held to maturity	$4,089	$50	$5	$—	$4,134

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Total
			Less Than 1 Year	Over 1 Year
December 31, 2007
Available for sale, at fair value:
U.S. agency mortgage-backed	$33,487	$164	$38	$35	$33,578
Non-U.S. agency mortgage-backed	21,443	95	120	—	21,418
FHLB bonds	1,999	—	—	—	1,999

Total available for sale	$56,929	$259	$158	$35	$56,995

Held to maturity:
U.S. agency mortgage-backed	$3,553	$—	$—	$61	$3,492
Municipal bonds	1,140	26	—	—	1,166

Total held to maturity	$4,693	$26	$—	$61	$4,658

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic and market conditions warrant such evaluation. Consideration is given to 1) the length of time and the extent to which the fair value has been less than cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value above amortized cost.

During the year ended December 31, 2008, management’s assessment concluded the decline in fair value of three investment securities was other than temporary. During the fourth quarter of 2008, the Company recorded a pre-tax impairment charge of $2,833,000 associated with the credit deterioration of these three securities. No other declines in fair value were deemed other-than-temporary as of December 31, 2008.

At December 31, 2008, 80 debt securities had unrealized losses of 12.1% of the securities’ amortized cost basis and 7.1% of the Company’s total amortized cost basis. The unrealized losses for the 80 securities primarily relate to illiquid markets and distressed sales for non-agency (or private-label) mortgage-backed securities and market interest rate changes for agency mortgage-backed securities. Nine of the 80 securities have been in a continuous loss position for over twelve months. The nine securities have an aggregate amortized cost basis and unrealized loss of $6,823,000 and $1,457,000 respectively. As management has the intent and ability to hold debt securities until maturity, or until anticipated recovery if classified as available for sale, except as noted above, no declines in these 80 securities are deemed to be other than temporary.

At December 31, 2007, 15 debt securities had unrealized losses of 0.9% of the securities’ amortized cost basis and 0.3% of the Company’s total amortized cost basis. The unrealized losses for each of the 15 securities relate principally to market interest rate changes. Four of the 15 securities have been in a continuous loss position for over twelve months. The securities have an aggregate amortized cost basis and unrealized loss of approximately $5,345,000 and $36,000, respectively. As management has the intent and ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

The amortized cost and estimated fair value by maturity of investment securities at December 31, 2008 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security, in particular certain U.S. agency securities and obligations of states and political subdivisions, may differ from its contractual maturity because of the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$—	$79	$8,506	$62,895	$71,480
Non-U.S. agency mortgage-backed	—	—	1,699	41,056	42,755

Total securities available for sale	$—	$79	$10,205	$103,951	$114,235

Securities held to maturity:
U.S. agency mortgage-backed	$181	398	$985	$—	$1,564
Municipal bonds	—	254	2,316	—	2,570

Total securities held to maturity	$181	652	$3,301	$—	$4,134

(dollars in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$—	$75	$8,336	$62,764	$71,175
Non-U.S. agency mortgage-backed	—	—	1,657	49,451	51,108

Total securities available for sale	$—	$75	$9,993	$112,215	$122,283

Securities held to maturity:
U.S. agency mortgage-backed	$—	251	$2,294	$—	$2,545
Municipal bonds	180	390	974	—	1,544

Total securities held to maturity	$180	641	$3,268	$—	$4,089

Accrued interest receivable for investment securities was $639,000 and $344,000 as of December 31, 2008 and December 31, 2007, respectively.

At December 31, 2008 and December 31, 2007, the Company had $6,447,000 and $6,725,000, respectively, of securities pledged against deposits.

6. Loans

Loans consisted of the following as of December 31 of the years indicated.

(dollars in thousands)	2008	2007
Real estate loans:
One- to four-family first mortgage	$138,173	$134,264
Home equity loans and lines	23,127	23,065
Commercial real estate	84,096	71,964
Construction and land	35,399	25,769
Multi-family residential	7,142	7,242

Total real estate loans	287,937	262,304

Other loans:
Commercial	34,434	32,968
Consumer	13,197	13,310

Total other loans	47,631	46,278

Total loans	$335,568	$308,582

A summary of activity in the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006 is as follows.

(dollars in thousands)	2008	2007	2006
Balance, beginning of period	$2,314	$2,008	$1,821
Provision	459	420	260
Loans charged-off	(212)	(124)	(90)
Recoveries	45	10	17

Balance, end of period	$2,606	$2,314	$2,008

The following is a summary of information pertaining to impaired loans as of December 31:

(dollars in thousands)	2008	2007	2006
Impaired loans without a valuation allowance	$1,050	$1,101	$971
Impaired loans with a valuation allowance	443	241	63

Total impaired loans	1,493	1,342	1,034

Valuation allowance related to impaired loans	122	44	18

Average investment in impaired loans	$1,360	$1,077	$805
Interest income recognized on impaired loans	62	8	46
Nonaccrual loans	1,427	1,295	942
Accruing loans more than 90 days past due	—	—	—

As of December 31, 2008, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

Accrued interest receivable for loans was $1,667,000 and $1,607,000 as of December 31, 2008 and December 31, 2007, respectively.

7. Loan Servicing

Mortgage loans sold to and serviced for others are not included in the accompanying statements of financial condition. The unpaid principal balances of these loans as of December 31 of the years indicated are summarized as follows.

(dollars in thousands)	2008	2007
Mortgage loans sold to Federal Home Loan Mortgage Corporation without recourse	$13,409	$16,124
Mortgage loans sold to Federal National Mortgage Association without recourse	2,561	1,663

Balance, end of period	$15,970	$17,787

Custodial and escrow account balances maintained in connection with the foregoing loan servicing arrangements were $84,000 and $110,000 as of December 31, 2008 and December 31, 2007, respectively.

8. Office Premises and Equipment

Office properties and equipment consisted of the following as of December 31 of the years indicated.

(dollars in thousands)	2008	2007
Land	$4,568	$3,367
Buildings and improvements	12,102	9,426
Furniture and equipment	5,871	5,296

Total office premises and equipment	22,541	18,089
Less accumulated depreciation	7,215	6,401

Total office premises and equipment, net	$15,326	$11,688

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $814,000, $868,000 and $753,000, respectively.

9. Deposits

Deposits consisted of the following major classifications as of December 31 of the years indicated.

(dollars in thousands)	2008	2007
Demand deposit accounts	$67,047	$50,791
Savings	19,741	19,115
Money market accounts	68,850	69,319
NOW accounts	42,200	37,935
Certificates of deposit	156,307	176,376

Total deposits	$354,145	$353,536

At December 31, 2008, the scheduled maturities of certificates of deposit are as follows.

(dollars in thousands)	Amount
2009	$93,746
2010	33,165
2011	22,645
2012	3,299
2013	2,234
Thereafter	1,218

Total certificates of deposit	$156,307

The aggregate amount of certificates of deposit with balances of $100,000 or more was $60,421,000 and $71,144,000 at December 31, 2008 and December 31, 2007, respectively.

10. Short-term Borrowings

Short-term borrowings totaling $21,500,000 and $6,000,000 at December 31, 2008 and December 31, 2007, respectively, consisted of advances from the FHLB. These advances, which mature within one year, had weighted average rates of 0.80% and 4.32% as of December 31, 2008 and December 31, 2007, respectively.

Collateral for short and long-term FHLB advances is secured through a blanket lien evidenced by the Bank’s pledge of first mortgage collateral, demand deposit accounts, capital stock, and certain other assets pursuant to the “Advances, Collateral Pledge and Security Agreement.” Under this collateral pledge agreement, the Bank must meet all statutory and regulatory capital standards and must meet all FHLB credit underwriting standards. Management believes that the Bank is in compliance with all such requirements as of December 31, 2008 and December 31, 2007.

As of December 31, 2008 and December 31, 2007, the Bank had $176,600,000 and $160,600,000, respectively, of additional FHLB advances available.

11. Long-term Debt

Long-term debt totaling $22,921,000 and $10,883,000 at December 31, 2008 and December 31, 2007, respectively, consisted of advances from the FHLB. The following table summarizes this debt as of December 31, 2008.

	December 31, 2008
(dollars in thousands)	Amount	Weighted Average Rate
Fixed rate advances maturing in:
2009	$7,091	3.60%
2010	5,830	4.34
2011	—	—
2012	—	—
2013 and thereafter	10,000	3.22

Total long-term debt	$22,921	3.62%

12. Income Taxes

The Company files federal income tax returns on a calendar year basis. Income tax expense for the December 31 for the years indicated is summarized as follows.

(dollars in thousands)	2008	2007	2006
Current	$2,332	$1,823	$2,170
Deferred	(1,162)	(436)	(97)

Total income tax expense	$1,170	$1,387	$2,073

The components of the Company’s net deferred tax asset (liability) at December 31 of the years indicated are as follows.

(dollars in thousands)	2008	2007
Deferred tax assets (liabilities):
FHLB stock dividends	$(34)	$(47)
Loan loss reserves	347	60
Accumulated depreciation	(404)	(375)
Unrealized (gain) loss on securities available for sale	2,736	(22)
Mortgage servicing rights	(6)	(13)
Deferred compensation	158	143
Other-than-temporary impairment of securities	963	—
Other	(51)	(13)

Deferred tax asset (liability)	$3,709	$(267)

For the years ended December 31, 2008, 2007 and 2006, the provision for federal income taxes differed from the amount computed by applying the federal income tax statutory rate of 34% on income from operations as indicated in the following analysis:

(dollars in thousands)	2008	2007	2006
Federal tax based on statutory rate	$1,321	$1,601	$2,073
Decrease resulting from:
Effect of tax-exempt income	(48)	(9)	(4)
Tax credits	(91)	(138)	(69)
Other	(12)	(67)	73

Income tax expense	$1,170	$1,387	$2,073

Effective tax rate	30.1%	29.5%	34.0%

Retained earnings at December 31, 2008, December 31, 2007 and December 31, 2006, included $5,837,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than bad debt losses would create income for tax purposes only, which would be subject to the then-current federal statutory income tax rate. The unrecorded deferred income tax liability on the above amount was $1,985,000 at December 31, 2008, 2007, and 2006. Current accounting standards do not require the accrual of this deferred tax amount to be recorded unless it is probable that the reserve (for tax purposes) will be significantly depleted by loan losses deductible for tax purposes in the future. Based on current estimates of losses within the Company’s loan portfolio, accrual of the deferred tax liability associated with this reserve was not required as of December 31, 2008, 2007, and 2006.

13. Commitments and Contingencies

Standby letters of credit represent commitments by the Bank to meet the obligations of certain customers if called upon. Outstanding standby letters of credit were approximately $1,034,000 and $1,101,000 as of December 31, 2008 and December 31, 2007, respectively.

Additionally, in the normal course of business, there were various other commitments and contingent liabilities which are not reflected in the financial statements. Loan commitments are single-purpose commitments to lend which will be funded and reduced according to specified repayment schedules. Most of these commitments have maturities of less than one year. Loan commitments outstanding were approximately $53,400,000 and $47,400,000 as of December 31, 2008 and December 31, 2007, respectively. Unused availability under outstanding lines-of-credit was approximately $24,493,000 and $20,712,000 as of December 31, 2008 and December 31, 2007, respectively. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. The Bank normally secures its outstanding standby letters of credit with deposits from the customer. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include certificates of deposit, property, plant and equipment, and income-producing properties. There are no commitments which present an unusual risk to the Bank, and no material losses are anticipated as a result of these transactions.

In early 2007, various lawsuits were filed against the Bank alleging the claimants incurred losses during 2006 as a result of the Bank accepting deposits with forged endorsements from a customer. The Bank’s Fidelity Bond insurance policy includes a deductible of $100,000. This deductible was recorded as an expense in 2006. The Bank, its legal representative, and its insurer are collaborating to resolve by settlement all cases associated with this matter based on the individual facts and circumstances of all interested parties. Settlements are being funded by the insurer. If the Bank’s insurer were not funding these settlements, the effect on the Bank’s financial position and results of operations could be material.

14. Regulatory Matters

The Bank is subject to regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2008 and December 31, 2007, the most recent notification from the OTS categorized the Bank as “well capitalized” under the OTS regulatory classification framework. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and tangible capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the following table.

(dollars in thousands)	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2008
Tier 1 risk-based capital	$95,915	32.50%	$11,803	4.0%	$17,705	6.0%
Total risk-based capital	98,399	33.35	23,607	8.0	29,508	10.0
Tier 1 leverage capital	95,915	19.10	20,086	4.0	25,107	5.0
Tangible capital	95,915	19.10	7,532	1.5	N/A	N/A

(dollars in thousands)	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2007
Tier 1 risk-based capital	$49,430	18.51%	$10,663	4.0%	$15,995	6.0%
Total risk-based capital	51,605	19.36	21,326	8.0	26,658	10.0
Tier 1 leverage capital	49,340	11.68	16,896	4.0	21,120	5.0
Tangible capital	49,340	11.68	6,336	1.5	N/A	N/A

15. Benefit Plans

401(k) Match and Profit Sharing Plan

The Company’s 401(k) defined contribution plan allows its participants to contribute up to 75% of their pretax earnings on a tax-deferred basis up to the statutory limit, and the Company contributes a matching contribution on behalf of plan participants limited to 4% of the employees’ salaries. Additionally in the years 2006 and 2007, the Company contributed an amount equal to 7% of each employee’s salary, on their behalf, to the plan regardless of whether such employees made individual contributions to the plan. During 2008, the Company contributed an amount equal to 5.25% of each eligible employee’s salary, on their behalf, to the profit sharing plan. For the years ended December 31, 2008, December 31, 2007, and December 31, 2006, the Company made contributions of $469,000, $403,000 and $335,000, respectively, in connection with the plans, which is included in compensation and benefits expense in the accompanying statements of income.

Employee Stock Ownership Plan

In 2008, the Company established an employee stock ownership plan (“ESOP”) for the benefit of all eligible employees of the Company. The leveraged ESOP is accounted for in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 93-6, Employers’ Accounting for Employee Stock Ownership Plans (“SOP 93-6”).

Full-time employees of the Bank who have been credited with at least 1,000 hours of service during a 12-month period and who have attained age 21 are eligible to participate in the ESOP. It is anticipated that contributions will be made to the plan in amounts necessary to amortize the debt to the Company over a period of 20 years.

Under SOP 93-6, unearned ESOP shares are not considered outstanding and are shown as a reduction of shareholders’ equity as unearned compensation. Dividends on unallocated ESOP shares are considered to be compensation expense. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the Company’s ESOP shares differ from the cost of such shares, this differential will be credited to shareholders’ equity. The Company will receive a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a Company liability.

Compensation cost related to the ESOP for the year ended December 31, 2008 was $90,000. The fair value of the unearned ESOP shares, using the closing quoted market price per share at year end was approximately $6,876,000 at December 31, 2008. A summary of the ESOP share allocation as of December 31, 2008 follows.

Shares allocated, beginning of year	—
Shares allocated during the year	8,927
Shares distributed during the year	—

Allocated shares held by ESOP trust at year end	8,927
Unallocated shares	705,223

Total ESOP shares	714,150

Salary Continuation Agreement

As a supplement to its 401(k) retirement plan, the Bank has entered into nonqualified salary continuation agreements with two executive officers of the Bank. Under his salary continuation agreement, the Chief Executive Officer (“CEO”) will be entitled to a stated annual benefit for a period of ten years upon retirement from the Bank after attaining age 62. Benefits under the agreement vest over ten years, with 50% of this benefit having vested in 2007. In the event of early retirement, the Bank shall pay the CEO his vested benefits in 120 equal monthly installments upon his attaining age 62. Upon death during active service, the Bank shall distribute to the executive’s beneficiary an amount equal to two times his fully vested normal retirement benefit, payable in monthly installments over five years.

In the event of a separation from service within 24 months following a change in control but prior to normal retirement age, the Bank shall distribute to the CEO his fully vested annual benefit in 12 equal monthly installments for ten years beginning the earlier of 24 months after separation from service or age 62. If separation from service occurs more than 24 months following a change in control, the annual benefit shall be distributed beginning at age 62.

The Bank’s nonqualified salary continuation agreement with its Chief Lending Officer provides that the executive will be entitled to a stated annual benefit for a period of ten years upon retirement from the Bank after attaining age 65, distributed monthly. In the event of early retirement, the Bank shall pay the executive his vested benefits in 120 equal monthly installments upon attaining age 65. Upon death during active service, the Bank shall distribute the fully vested normal retirement benefit to the executive’s beneficiary in 120 monthly installments. In the event of a separation from service within 24 months following a change in control but prior to normal retirement age, the Bank shall distribute to the executive the vested portion of the annual benefit in a lump sum on the first day of the month following the separation from service. Benefits are subject to a six-month delay to the extent required by applicable law. The Company recorded a liability of $465,000 at December 31, 2008 and $422,000 at December 31, 2007 in connection with the agreement.

16. Earnings Per Share

Earnings per common share was computed based on the following:

	Years Ended December 31,
(in thousands, except per share data)	2008	2007	2006
Numerator:
Income applicable to common shares	$2,716	$3,323	$4,023

Denominator:
Weighted average common shares outstanding	2,054	N/A	N/A
Effect of dilutive securities	—	N/A	N/A

Weighted average common shares outstanding—assuming dilution	2,054	N/A	N/A

Earnings per common share	$1.32	N/A	N/A
Earnings per common share—assuming dilution	$1.32	N/A	N/A

The Company completed its initial public stock offering on October 2, 2008; thus, the denominator used in the earnings per share calculations for 2008 is lower than it would have been had the shares been outstanding for a full year.

17. Comprehensive Income

The following is a summary of the changes in the components of other comprehensive income:

	Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Balance at beginning of year, net	$44	$(160)	$(506)

Change in unrealized gain (loss) on securities available for sale	(10,948)	309	524
Reclassification adjustment for net losses realized in net income	2,833	—	—

Change in net unrealized gain (loss)	(8,115)	309	524
Tax effect	2,759	(105)	(178)

Net of tax change	(5,356)	204	346

Balance at end of year, net	(5,312)	44	(160)

Balance in other comprehensive income (loss), net of income taxes	$(5,312)	$44	$(160)

18. Related Party Transactions

Directors and officers of the Company have been customers of, and have had other transactions with, the Company for several years. Loan transactions with directors, officers, and employees are generally made on substantially the same terms as those prevailing at the time for comparable loans to other persons. Loans outstanding to directors, officers, and employees totaled approximately $3,332,000 and $2,737,000 as of December 31, 2008 and December 31, 2007, respectively. During 2008, new loans made to related parties totaled $1,526,000 and net repayments and/or reclassifications totaled $931,000. None of the related party loans were identified as potential problems or exceeded 5% of shareholders’ equity for the years ended 2008 or 2007. Related party deposit accounts totaled approximately $10,725,000 and $11,088,000 as of December 31, 2008 and December 31, 2007, respectively.

19. Fair Value Disclosures

On January 1, 2008, the Company adopted the provisions of SFAS No. 157 and SFAS No. 159. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the inputs used to develop those assumptions and measure fair value. The hierarchy requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

A description of the valuation methodologies used for instruments measured at fair value follows, as well as the classification of such instruments within the valuation hierarchy.

Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using pricing models or quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Examples may include certain collateralized mortgage obligations. The Company’s investment portfolio does not include Level 3 securities as of December 31, 2008.

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$114,235	$—	$114,235	$—

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the table above. Impaired loans are level 2 assets measured using appraisals from external parties of the collateral less any prior liens. As of December 31, 2008, the fair value of impaired loans was $1,493,000.

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of each class of financial instruments for which it is practicable to estimate. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

The carrying value of cash and cash equivalents, short-term investments, and cash invested at ATM locations approximate their fair value.

The fair value for investment securities is determined from quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturity.

The carrying value of FHLB stock approximates fair value based upon the redemption provisions of the FHLB.

The fair value of demand deposits, savings, and interest-bearing demand deposits is the amount payable on demand.

The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

The carrying amount of the FHLB advances is estimated using the rates currently offered for advances of similar maturities.

The fair value of off-balance sheet financial instruments as of December 31, 2008 and December 31, 2007 was immaterial.

	December 31, 2008		December 31, 2007
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$20,150	$20,150	$11,746	$11,746
Certificates of deposit in other institutions	1,685	1,685	3,267	3,267
Cash invested at other ATM locations	24,244	24,244	17,143	17,143
Investment securities	118,325	118,369	61,689	61,654
Loans and mortgage loans held for sale, net	333,959	343,293	307,443	304,690
FHLB stock	2,085	2,085	944	944

Financial Liabilities:
Deposits	$354,145	$356,865	$353,536	$353,881
Short-term borrowings	21,500	21,500	6,000	6,000
Long-term debt	22,921	22,921	10,883	10,883

20. Condensed Parent Company Only Financial Statements

Condensed financial statements of Home Bancorp, Inc. (parent company only) are shown below. The parent company has no significant operating activities. The parent company was created October 2, 2008; thus, only the balance sheet for December 31, 2008 and statement of operations and statement of cash flows for the period October 2, 2008 to December 31, 2008 are shown.

Condensed Balance Sheet

December 31, 2008

(dollars in thousands)	2008
Assets
Cash in bank	$1,998
Investment securities	34,594
Investment in subsidiary	90,418
Other assets	121

Total assets	$127,131

Liabilities	$168
Shareholders’ equity	126,963

Total liabilities and shareholders’ equity	$127,131

Condensed Statement of Operations

Period From October 2, 2008 to December 31, 2008

(dollars in thousands)	2008
Operating income
Interest income	$221

Total operating income	221

Operating expenses
Interest expense	—
Other expenses	8

Total operating expenses	8

Income before income tax expense and increase in equity in undistributed earnings of subsidiary	213
Income tax expense	72

Income before increase in equity in undistributed earnings of subsidiary	141
Decrease in equity in undistributed earnings of subsidiary	(940)

Net loss	$(799)

Condensed Statement of Cash Flows

Period From October 2, 2008 to December 31, 2008

(dollars in thousands)	2008
Cash Flows from Operating Activities
Net loss	$(799)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net amortization of premium/discount on investments	138
Non-cash compensation	90
Increase in accrued interest	(120)
Increase in equity in net income of subsidiary	940
Increase in accrued expenses and other liabilities	72

Net Cash Provided by Operating Activities	321

Cash Flows from Investing Activities
Capital contributed to subsidiary	(44,000)
Purchases of available-for-sale securities	(34,878)
Proceeds from payment on available-for-sale securities	426
Stock purchased for ESOP	(7,142)

Net Cash Used in Investing Activities	(85,594)

Cash Flows from Financing Activities
Common stock issued	89
Proceeds from common stock in excess of par	89,179
Costs of issuance of common stock	(1,997)

Net Cash Provided by Financing Activities	87,271

Net Increase in Cash and Cash Equivalents	1,998
Cash and Cash Equivalents at Beginning of Period	—

Cash and Cash Equivalents at End of Period	$1,998

21. Consolidated Quarterly Results of Operations (unaudited)

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2008
Total interest income	$6,533	$6,668	$6,897	$7,331
Total interest expense	2,549	2,307	2,156	1,736

Net interest income	3,984	4,361	4,741	5,595
Provision for (reversal of) loan losses	(30)	99	93	298

Net interest income after provision for loan losses	4,014	4,262	4,648	5,297
Noninterest income	805	876	859	(1,954)
Noninterest expense	3,275	3,466	3,399	4,781

Income (loss) before income taxes	1,544	1,672	2,108	(1,438)
Income tax expense (benefit)	525	568	716	(639)

Net income (loss)	$1,019	$1,104	$1,392	$(799)

Earnings (loss) per share – basic	N/A	N/A	N/A	($0.39)
Earnings (loss) per share – diluted	N/A	N/A	N/A	($0.39)

(dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2007
Total interest income	$6,162	$6,254	$6,442	$6,567
Total interest expense	2,387	2,418	2,565	2,538

Net interest income	3,775	3,836	3,877	4,029
Provision for loan losses	37	46	59	277

Net interest income after provision for loan losses	3,738	3,790	3,818	3,752
Noninterest income	622	664	686	707
Noninterest expense	2,874	3,016	3,013	4,164

Income before income taxes	1,486	1,438	1,491	295
Income tax expense (benefit)	505	489	507	(114)

Net income	$981	$949	$984	$409

Earnings per share – basic	N/A	N/A	N/A	N/A
Earnings per share – diluted	N/A	N/A	N/A	N/A

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).	Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to the transition period established by the rules of the Securities and Exchange Commission for newly public companies. Under the applicable rules of the Securities and Exchange Commission for newly formed public companies, we anticipate that a report on management’s assessment regarding internal control over financial reporting will be included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2009.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be held in May 2009 (the “Proxy Statement”).

The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Ethics is available on the Company’s website at www.home24bank.com.

Item 11.	Executive Compensation.

The information required herein is incorporated by reference from the information contained in the sections captioned “Management Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required herein is incorporated by reference from the information contained in the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference from the information contained in the sections captioned “Management Compensation – Related Party Transactions” and “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid by us to Ernst & Young LLP for professional services rendered in connection with the audit of Home Bancorp’s consolidated financial statements for 2008 and 2007, respectively, as well as the fees paid by us to Ernst & Young LLP for audit-related and other services rendered to us during 2008 and 2007, respectively.

	Year Ended December 31,
	2008	2007
Audit fees (1)	$260,277	$96,182
Audit-related fees (2)	207,776	—
Tax fees	68,266	9,000
All other fees	—	—

Total	$536,319	$105,182

(1)	Includes professional services rendered for the audit of Home Bancorp’s annual consolidated financial statements and review of consolidated financial statements included in Forms 10-Q, including out-of-pocket expenses.
(2)	Includes assistance with accounting for the employee stock ownership plan, employee benefit plan audits and with the review of registration statements in connection with the conversion of Home Bank.

The Audit Committee selects our independent registered public accounting firm and pre-approves all audit services to be provided by it to Home Bancorp. The Audit Committee also reviews and pre-approves all audit-related and non-audit related services rendered by our independent registered public accounting firm in accordance with the Audit Committee’s charter. In its review of these services and related fees and terms, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of our independent registered public accounting firm. The Audit Committee pre-approves certain audit-related services and certain non-audit related tax services which are specifically described by the Audit Committee on an annual basis and separately approves other individual engagements as necessary.

Each new engagement of Ernst & Young LLP was approved in advance by the Audit Committee and none of those engagements made use of the de minimis exception to pre-approval contained in the Securities and Exchange Commission’s rules.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition

Consolidated Statements of Income

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Articles of Incorporation of Home Bancorp, Inc.	(1)

3.2	Amended and Restated Bylaws of Home Bancorp, Inc.	(2)

4.0	Form of Stock Certificate of Home Bancorp, Inc.	(1)

10.1	Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(1)

10.2	Salary Continuation Agreement by and between Home Bank and Darren E. Guidry*	(1)

10.3	Amendment No. 1 to the Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(3)

10.4	Amendment No. 1 to the Salary Continuation Agreement by and between Home Bank and Darren E. Guidry*	(3)

10.5	Amended and Restated Employment Agreement between Home Bank and L.J. Dailey*	(3)

10.6	2005 Directors’ Deferral Plan*	(3)

23.0	Consent of Ernst & Young LLP	Filed herewith

31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith

32.0	Section 1350 Certification	Filed herewith

*	Denotes a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from the like-numbered exhibit included in Home Bancorp’s registration statement on Form S-1, filed June 6, 2008 (SEC File No. 333-151492).
(2)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of March 23, 2009 and filed March 27, 2009 (SEC File No. 001-34190).
(3)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of December 22, 2008 and filed December 29, 2008 (SEC File No. 001-34190).

(b) Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c) Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP, INC.

March 27, 2009	By:	/s/ John W. Bordelon
John W. Bordelon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ John W. Bordelon John W. Bordelon	President and Chief Executive Officer	March 27, 2009

/s/ Michael P. Maraist Michael P. Maraist	Chairman of the Board	March 27, 2009

/s/ Paul J. Blanchet, III Paul J. Blanchet, III	Director	March 27, 2009

/s/ Richard J. Bourgeois Richard J. Bourgeois	Director	March 27, 2009

/s/ Henry W. Busch, Jr. Henry William Busch, Jr.	Director	March 27, 2009

/s/ Lester J. Dailey Lester James Dailey	Director	March 27, 2009

/s/ John A. Hendry John A. Hendry	Director	March 27, 2009

/s/ Marc W. Judice Marc W. Judice	Director	March 27, 2009

/s/ Joseph B. Zanco Joseph B. Zanco	Executive Vice President and Chief Financial Officer	March 27, 2009

/s/ Mary H. Hopkins Mary H. Hopkins	Home Bank First Vice President and Controller	March 27, 2009