Form 10-Q
period 2009-03-31
HOME BANCORP, INC.
filed 2009-05-14
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2009

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

At May 11, 2009, the registrant had 8,926,875 shares of common stock, $0.01 par value, which were issued and outstanding.

HOME BANCORP, INC. and SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HOME BANCORP INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) March 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$25,592,391	$20,150,248
Interest-bearing deposits in banks	1,388,000	1,685,000
Cash invested at other ATM locations	24,328,114	24,243,780
Securities available for sale, at fair value	112,296,397	114,235,261
Securities held to maturity (fair values of $3,980,142 and $4,134,153, respectively)	3,895,918	4,089,466
Mortgage loans held for sale	1,590,600	996,600
Loans, net of unearned income	336,389,803	335,568,071
Allowance for loan losses	(2,780,698)	(2,605,889)

Loans, net	333,609,105	332,962,182

Office properties and equipment, net	15,227,422	15,325,997
Cash surrender value of bank-owned life insurance	5,334,033	5,268,817
Accrued interest receivable and other assets	9,633,416	9,439,637

Total Assets	$532,895,396	$528,396,988

Liabilities
Deposits:
Noninterest-bearing	$71,180,462	$67,047,799
Interest-bearing	303,961,785	287,097,306

Total deposits	375,142,247	354,145,105
Short-term FHLB borrowings	1,300,000	21,500,000
Long-term FHLB debt	22,907,021	22,920,795
Accrued interest payable and other liabilities	4,246,421	2,868,362

Total Liabilities	403,595,689	401,434,262

Shareholders’ Equity
Preferred stock, $0.01 par value—10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value—40,000,000 shares authorized; 8,926,875 shares issued and outstanding	89,270	89,270
Additional paid-in capital	87,165,161	87,182,281
Unearned ESOP shares	(6,962,960)	(7,052,230)
Retained earnings	53,778,603	52,055,071
Accumulated other comprehensive income (loss)	(4,770,367)	(5,311,666)

Total Shareholders’ Equity	129,299,707	126,962,726

Total Liabilities and Shareholders’ Equity	$532,895,396	$528,396,988

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For The Three Months Ended March 31,
	2009	2008
Interest Income
Loans, including fees	$5,521,750	$5,407,337
Investment securities	1,702,796	785,409
Other investments and deposits	312,410	340,452

Total interest income	7,536,956	6,533,198

Interest Expense
Deposits	1,427,272	2,387,019
Short-term borrowings	34,527	32,305
Long-term debt	208,510	129,314

Total interest expense	1,670,309	2,548,638

Net interest income	5,866,647	3,984,560
Provision for (reversal of) loan losses	173,662	(29,511)

Net interest income after provision for loan losses	5,692,985	4,014,071

Noninterest Income
Service fees and charges	454,706	406,253
Bank card fees	260,724	207,481
Gain on sale of loans, net	140,387	69,879
Income from bank-owned life insurance	65,216	63,936
Other income	38,072	18,237

Total noninterest income	959,105	765,786

Noninterest Expense
Compensation and benefits	2,321,148	2,092,501
Occupancy	316,372	287,727
Marketing and advertising	167,653	158,050
Data processing and communication	345,266	337,760
Professional services	213,572	62,384
Forms, printing and supplies	101,287	67,901
Franchise and shares tax	226,250	—
Other expenses	315,534	229,473

Total noninterest expense	4,007,082	3,235,796

Income before income tax expense	2,645,008	1,544,061
Income tax expense	921,476	524,981

Net Income	$1,723,532	$1,019,080

Earnings per share:
Basic	$0.21	N/A

Diluted	$0.21	N/A

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2007	$—	$—	$—	$49,339,479	$43,641	$49,383,120
Comprehensive income:
Net income				1,019,080		1,019,080
Change in unrealized gain on securities available for sale, net of taxes					968,538	968,538

Total comprehensive income						1,987,618

Balance, March 31, 2008	$—	$—	$—	$50,358,559	$1,012,179	$51,370,738

Balance, December 31, 2008	$89,270	$87,182,281	$(7,052,230)	$52,055,071	$(5,311,666)	$126,962,726
Comprehensive income:
Net income				1,723,532		1,723,532
Change in unrealized gain/(loss) on securities available for sale, net of taxes					541,299	541,299

Total comprehensive income						2,264,831
Cost of issuance of common stock		(13,305)				(13,305)
ESOP shares released for allocation		(3,815)	89,270			85,455

Balance, March 31, 2009	$89,270	$87,165,161	$(6,962,960)	$53,778,603	$(4,770,367)	$129,299,707

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$1,723,532	$1,019,080

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) loan losses	173,662	(29,511)
Depreciation	219,859	202,042
Mortgage servicing amortization	3,249	5,499
Federal Home Loan Bank stock dividends	(2,200)	(7,700)
Amortization of premium/discount on investments, net	290,798	114,457
Gains on loans sold, net	(140,387)	(69,879)
Proceeds, including principal payments, from loans held for sale	21,371,255	10,009,986
Originations of loans held for sale	(21,824,868)	(10,404,857)
Non-cash compensation	85,455	—
Deferred income tax benefit	(63,079)	(19,424)
Increase in interest receivable	(49,927)	(148,731)
Increase in prepaid expenses and other assets	(360,675)	(30,834)
Increase in cash surrender value of bank-owned life insurance	(65,216)	(63,936)
Decrease in accrued expenses and other liabilities	1,378,059	145,169

Net cash provided by operating activities	2,739,517	721,361

Cash flows from investing activities
Purchases of available-for-sale investment securities	(3,744,488)	(7,833,590)
Proceeds from payments on available-for-sale investment securities	6,213,850	4,131,306
Proceeds from payments on held-to-maturity investment securities	192,404	210,382
Increase in cash invested at other ATM locations	(84,334)	(1,118,846)
Net (increase) decrease in loans	(820,585)	482,224
Decrease in certificates of deposit in other institutions	297,000	297,000
Proceeds from sale of real estate owned	—	3,290
Purchases of office properties and equipment	(121,284)	(171,371)
Purchases of Federal Home Loan Bank stock	—	(378,200)

Net cash provided by (used in) investing activities	1,932,563	(4,377,805)

Cash flows from financing activities
Increase (decrease) in deposits	20,997,142	(1,407,929)
Proceeds from Federal Home Loan Bank advances	541,550,000	89,800,000
Payments on Federal Home Loan Bank advances	(561,763,774)	(83,313,195)
Cost of issuance of common stock	(13,305)	—

Net cash provided by financing activities	770,063	5,078,876

Net increase in cash and cash equivalents	5,442,143	1,422,432
Cash and cash equivalents at beginning of period	20,150,248	11,746,082

Cash and cash equivalents at end of period	$25,592,391	$13,168,514

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

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

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2009, are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2008.

In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial condition, results of operations, changes in equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

Certain amounts reported in prior periods have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported equity or net income.

2. Accounting Developments

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued three Staff Positions intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairments of securities. FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have decreased significantly. FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

All three Staff Positions are effective for interim and annual periods ending after June 15, 2009. Entities were permitted to early adopt these Staff Positions for interim and annual periods ending after March 15, 2009, but had to adopt all three Staff Positions concurrently. The Company intends to adopt these Staff Positions for the quarterly period ending June 30, 2009, as required. Management is currently evaluating the effect the adoption of the Staff Positions will have on the financial condition and results of operations of the Company.

On April 1, 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities

Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”). FSP 141(R)-1 provides additional guidance regarding the recognition, measurement and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting FSP 141(R)-1 will depend on the timing of future acquisitions, as well as the nature and existence of contingencies associated with such acquisitions.

3. Earnings Per Share

Earnings per common share for the quarters ended March 31, 2009 and March 31, 2008 were computed based on the following:

(in thousands, except per share data)	March 31, 2009	March 31, 2008

Numerator:
Income applicable to common shares	$1,724	$1,019

Denominator:
Weighted average common shares outstanding	8,226	N/A
Effect of dilutive securities	—	N/A

Weighted average common shares outstanding – assuming dilution	8,226	N/A

Earnings per common share	$0.21	N/A
Earnings per common share – assuming dilution	$0.21	N/A

The Company completed its initial public stock offering (“IPO”) on October 2, 2008 and began trading on the Nasdaq Global Market on October 3, 2008. Therefore, no shares were outstanding in the first quarter of 2008.

4. Fair Value Disclosures

The Company groups its financial assets and liabilities measured at fair value in three levels. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the inputs used to develop those assumptions and measure fair value. The hierarchy requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using pricing models or quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Examples may include certain collateralized mortgage obligations. The Company’s investment portfolio does not include Level 3 securities as of March 31, 2009.

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

(dollars in thousands)	March 31, 2009	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$112,296	$—	$112,296	$—

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the table above. Impaired loans are level 2 assets measured using appraisals from external parties of the collateral less any prior liens. As of March 31, 2009, the fair value of impaired loans was $2,510,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. and its subsidiary, Home Bank, from December 31, 2008 to March 31, 2009 and on its results of operations during the first quarters of 2009 and 2008. Home Bancorp, Inc. was newly organized and owned no assets during any period prior to October 2, 2008. Therefore, the financial information for any period prior to October 2, 2008 presented in this report is that of Home Bank only. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

Forward-Looking Statements

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company or Bank, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of the words “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s or Bank’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008.

EXECUTIVE OVERVIEW

During the first quarter of 2009, the Company earned $1.7 million, representing a $704,000, or 69.1%, increase compared to the first quarter of 2008. Diluted earnings per share were $0.21 for the first quarter of 2009. No shares were outstanding during the first quarter of 2008. Key components of the Company’s performance in the first quarter of 2009 are summarized below.

•

Total assets at March 31, 2009 were $532.9 million, up $4.5 million, or 0.9%, from December 31, 2008. The increase was primarily due to an increase in cash and cash equivalents, which totaled $25.6 million at March 31, 2009, an increase of $5.4 million, or 27.0%.

•

Loans at March 31, 2009 totaled $336.4 million, an increase of $822,000, or 0.2%, from December 31, 2008. While net loans were essentially unchanged, the Company’s loan mix continued to shift to a more commercial emphasis as paydowns on 1-4 family mortgage loans were offset by commercial loan growth. Commercial loans (including commercial real estate, construction and land, multi-family residential, and other commercial loans) increased by an aggregate of $4.9 million, or 3.1%, during the first quarter of 2009.

•

Customer deposits totaled $375.1 million at March 31, 2009, an increase of $21.0 million, or 5.9%, from December 31, 2008. Core deposits (e.g., demand deposit, money market and savings accounts) experienced strong growth in the first quarter of 2009 increasing $13.4 million, or 6.8%. These increases provided liquidity for the Company resulting in decreased borrowings from the Federal Home Loan Bank of Dallas (“FHLB”).

•

Interest income increased $1.0 million, or 15.4%, in the first quarter of 2009 compared to the same period in 2008. The increase was primarily due to increases in the average balances of interest-earnings assets, particularly loans and investment securities, which more than offset decreases in the average yields earned on loans and other interest-earning assets.

•

Interest expense decreased $878,000, or 34.5%, for the first quarter of 2009 compared to the same period in 2008. The average rate paid on interest-bearing liabilities decreased 111 basis points in the first quarter of 2009 compared to the same period in 2008 due to reduced market rates.

•

The provision for loan losses totaled $174,000 for the first quarter of 2009, an increase of $204,000 compared to the first quarter of 2008. As of March 31, 2009, the allowance for loan losses as a percentage of total loans was 0.83% compared to 0.78% at December 31, 2008. Net recoveries for the first quarter of 2009 were $1,000 compared to net charge-offs of $1,000 for the first quarter of 2008.

•

Noninterest income increased $193,000, or 25.2%, in the first quarter of 2009 compared to the first quarter of 2008. The increase was primarily the result of increased gains on the sale of mortgage loans and higher levels of service fees and charges and bank card fees in the first quarter of 2009.

•

Noninterest expense increased $771,000, or 23.8%, in the first quarter of 2009 compared to the first quarter of 2008. Noninterest expense levels have increased over the past year due primarily to increased compensation and benefits expense resulting from our Baton Rouge expansion where we opened two full-service banking offices during the second half of 2008, as well as expense related to our employee stock ownership plan (“ESOP”), higher professional and other fees due to the increased cost of operating as a public company and the Louisiana bank shares tax. The Company was not required to pay the Louisiana bank shares tax prior to Home Bank’s mutual to stock conversion in October 2008.

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – The loan portfolio increased $822,000, or 0.2%, during the first three months of 2009. The following table shows the composition of the Company’s loan portfolio as of the dates indicated.

(dollars in thousands)	March 31, 2009	December 31, 2008	Increase (Decrease)
			Amount	Percent
Real estate loans:
One- to four-family first mortgage	$133,720	$138,173	$(4,453)	(3.2)%
Home equity loans and lines	22,793	23,127	(334)	(1.4)
Commercial real estate	86,388	84,096	2,292	2.7
Construction and land	37,203	35,399	1,804	5.1
Multi-family residential	6,481	7,142	(661)	(9.3)

Total real estate loans	286,585	287,937	(1,352)	(0.5)

Other loans:
Commercial	35,928	34,434	1,494	4.3
Consumer	13,877	13,197	680	5.2

Total other loans	49,805	47,631	2,174	4.6

Total loans	$336,390	$335,568	$822	0.2%

While net loans were essentially unchanged, the Company’s loan mix continued to shift to a more commercial emphasis as paydowns on 1-4 family mortgage loans were offset by commercial loan growth. Commercial loans (including commercial real estate, construction and land, multi-family residential, and other commercial loans) increased $4.9 million, or 3.1%, during the first quarter of 2009.

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, multi-family residential, construction and land loans and commercial business loans are individually evaluated for impairment. As of March 31, 2009 and December 31, 2008, impaired loans amounted to $2.5 million and $1.8 million, respectively. The amount of the allowance for loan losses allocated to impaired loans totaled $122,000 as of March 31, 2009 and December 31, 2008.

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

We review and classify assets monthly. The Board of Directors is provided with monthly reports on our classified assets. We classify assets in accordance with the management guidelines described above. As of March 31, 2009, the Company had $2.9 million of assets classified as substandard, compared to $1.7 million as of December 31, 2008.

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, amounted to $2.5 million, or 0.5% of total assets, at March 31, 2009, compared to $1.5 million, or 0.3% of total assets, at December 31, 2008. The increase in classified and nonperforming assets during the first quarter of 2009 relates to three single family first mortgage loans which were placed on nonaccrual status during the quarter. The Company does not anticipate any principal loss on these three loans. We had no loans classified as doubtful or loss at March 31, 2009 or December 31, 2008. The following table sets forth the composition of the Company’s nonperforming assets as of the dates indicated.

(dollars in thousands)	March 31, 2009	December 31, 2008
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$1,913	$871
Home equity loans and lines	150	156
Commercial real estate and multi-family	372	362
Construction and land	21	—
Other loans:
Commercial	—	9
Consumer	33	29

Total nonaccrual loans	2,489	1,427
Accruing loans 90 days or more past due	—	—

Total nonperforming loans	2,489	1,427
Foreclosed property	37	37

Total nonperforming assets	2,526	1,464
Performing troubled debt restructurings	441	449

Total nonperforming assets and troubled debt restructurings	$2,967	$1,913

Nonperforming loans to total loans	0.74%	0.43%
Nonperforming loans to total assets	0.47%	0.27%
Nonperforming assets to total assets	0.47%	0.28%

Net recoveries for the first quarter of 2009 were $1,000 compared to net charge-offs of $1,000 for the same quarter last year.

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

The following table presents the activity in the allowance for loan losses during the first three months of 2009.

(dollars in thousands)	Amount
Balance, December 31, 2008	$2,606
Provision charged to operations	174
Loans charged off	2
Recoveries on charged off loans	3

Balance, March 31, 2009	$2,781

The allowance for loan losses amounted to 0.83% of total loans and 111.7% of total nonperforming loans at March 31, 2009, compared to 0.78% and 182.6%, respectively, at December 31, 2008.

Investment Securities

The investment securities portfolio decreased by an aggregate of $2.1 million, or 1.8%, during the first quarter of 2009, as principal maturities, prepayments and calls of available-for-sale securities more than offset purchases. Securities available for sale made up the vast majority of the investment securities portfolio at March 31, 2009. The following table summarizes activity in the Company’s investment securities portfolio during the first three months of 2009.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2008	$114,235	$4,089
Purchases	3,744	—
Principal maturities, prepayments and calls	(6,213)	(192)
Amortization of premiums and accretion of discounts	(290)	(1)
Increase in market value	820	—

Balance, March 31, 2009	$112,296	$3,896

At March 31, 2009, the Company had an unrealized loss position on its available-for-sale investment securities portfolio of $7.2 million, compared to an unrealized loss of $8.0 million at December 31, 2008. The loss position in the market value of the investment portfolio relates primarily to our non-agency (or private-label) mortgage-backed securities holdings. The non-agency mortgage-backed securities portfolio totaled $51.7 million, or 9.7% of total assets, at March 31, 2009. The unrealized loss position of these securities reflects, among other factors, the impact the illiquid market and distressed sales have had on the market value of non-agency mortgage-backed securities. No charge for the other-than-temporary impairment (“OTTI”) of investment securities was recorded during the first quarter of 2009.

The following table summarizes the Company’s non-agency mortgage-backed securities portfolio as of March 31, 2009.

Collateral	Number of Securities	Amortized Cost	Unrealized Gain/(Loss)		S&P Rating
Prime first mortgages	16	$39,222,000	$(6,723,000)		AAA
Prime first mortgages	1	2,336,000	(483,000)		A
Prime first mortgages	1	2,128,000	(31,000)		Not rated (1)
Prime first mortgages	1	1,027,000	(68,000)		BBB(2)
Prime first mortgages	1	1,927,000	(418,000)		BB(3)
Prime first mortgages	1	586,000	21,000	(4)	B
Prime first mortgages	1	1,142,000	(651,000)		CCC(5)
Alt-A first mortgages	1	1,422,000	47,000		AAA
Alt-A first mortgages	1	867,000	(100,000	)(6)	B
Alt-A first mortgages	1	1,005,000	4,000	(7)	Not rated (8)

Total non-agency mortgage-backed securities	25	$51,662,000	$(8,402,000)

(1)	This security was rated “Aaa” by Moody’s as of March 31, 2009.
(2)	This security was downgraded from “AAA” to “BBB” by S&P during the first quarter of 2009. This security was rated “AAA” by Fitch as of March 31, 2009.
(3)	This security was downgraded from “AAA” to “BB” by S&P during the first quarter of 2009. This security was rated “AAA” by Fitch as of March 31, 2009.
(4)	The Company recorded an OTTI charge of $706,000 on this security during the fourth quarter of 2008.
(5)	This security was downgraded from “AA” to “CCC” by S&P during the first quarter of 2009. This security was rated “AAA” by Fitch as of March 31, 2009.
(6)	The Company recorded an OTTI charge of $762,000 on this security during the fourth quarter of 2008.
(7)	The Company recorded an OTTI charge of $1.4 million on this security during the fourth quarter of 2008.
(8)	This security was rated “Caa2” by Moody’s and “CCC” by Fitch as of March 31, 2009.

The Company holds no Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”) preferred stock, equity securities, corporate bonds, trust preferred securities, hedge fund investments, collateralized debt obligations or structured investment vehicles.

Cash Invested at Other ATM Locations

The Bank has entered into contracts with various counterparties to provide cash for ATMs at approximately 1,400 locations throughout the United States. The contracts range in terms up to two years and contain options to extend the contracts for certain periods. Under the terms of these agreements, the Bank retains ownership of the cash in the ATMs at all times. The balance of cash invested at other ATMs locations increased $84,000, or 0.3%, during the first three months of 2009.

The Bank’s contracts with its ATM counterparties expire during the second quarter of 2009. The Bank does not intend to renew the contracts; thus, we expect to receive all cash invested at other ATMs locations back from the counterparties in 2009.

Funding Sources

Deposits – At March 31, 2009, deposits increased $21.0 million, or 5.9%, compared to December 31, 2008. The following table sets forth the composition of the Company’s deposits at the dates indicated.

(dollars in thousands)	March 31, 2009	December 31, 2008	Increase(Decrease)
			Amount	Percent
Demand deposit	$71,181	$67,047	$4,134	6.2%
Savings	21,812	19,741	2,071	10.5
Money market	74,624	68,850	5,774	8.4
NOW	43,643	42,200	1,443	3.4
Certificates of deposit	163,882	156,307	7,575	4.8

Total deposits	$375,142	$354,145	$20,997	5.9%

The increase in deposits relates to several factors, including the Company’s emphasis on growing core deposits.

Accrued interest payable and other liabilities totaled $4.2 million at March 31, 2009, an increase of $1.4 million, or 48.0%, from December 31, 2008. This increase resulted from the deposit growth experienced in the first quarter of 2009.

Federal Home Loan Bank Advances – Advances from FHLB decreased $20.2 million in the aggregate between March 31, 2009 and December 31, 2008 to $24.2 million in the aggregate. The average rates paid on FHLB advances were 2.67% and 3.93% for the quarters ended March 31, 2009 and March 31, 2008, respectively.

Shareholders' Equity – Shareholders' equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At March 31, 2009, shareholders' equity totaled $129.3 million, an increase of $2.3 million, or 1.8%, compared to $127.0 million at December 31, 2008. The ratio of the Company’s shareholders’ equity to total assets was 24.3% at March 31, 2009.

At March 31, 2009, the Bank had regulatory capital that was in excess of regulatory requirements. The following table details the Bank’s actual levels and current regulatory capital requirements as of March 31, 2009.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 (core) capital	$97,464	32.62%	$11,950	4.00%	$17,926	6.00%
Total risk-based capital	100,123	33.51	23,901	8.00	29,876	10.00
Tier 1 leverage capital	97,464	19.19	20,312	4.00	25,391	5.00
Tangible capital	97,464	19.19	7,617	1.50	N/A	N/A

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity Management

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring adequate cash flow exists to meet the Company’s needs, including operating, strategic and capital. The Company develops its liquidity management strategies as part of its overall asset/liability management process. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At March 31, 2009, cash and cash equivalents totaled $25.6 million. At such date, available-for-sale investment securities totaled $112.3 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At March 31, 2009, certificates of deposit maturing within the next 12 months totaled $97.8 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended March 31, 2009, the average balance of our outstanding FHLB advances was $36.4 million. At March 31, 2009, we had $24.2 million in outstanding FHLB advances and had $203.2 million in additional FHLB advances available to us.

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

Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. Based on the Company’s interest rate risk model, the table below sets forth our NPV as of March 31, 2009 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Shift in Interest Rates (in bps)	% Change in Projected Net Portfolio Value
+200	(1)%
+100	—
-100	(1)

The actual impact of changes in interest rates will depend on many factors. These factors include the Company’s ability to achieve expected growth in earning assets and maintain a desired mix of earning assets and interest-bearing liabilities, the actual timing of asset and liability repricings, the magnitude of interest rate changes and corresponding movement in interest rate spreads, and the level of success of asset/liability management strategies.

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

The following table summarizes our outstanding commitments to originate loans, to fund additional amounts of cash at other ATM locations pursuant to existing agreements and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at March 31, 2009 and December 31, 2008.

	Contract Amount
(dollars in thousands)	March 31, 2009	December 31, 2008
Letters of credit	$1,224	$1,034
Lines of credit	24,190	24,493
Cash invested in other ATM locations	6,699	6,761
Undisbursed portion of loans in process	22,435	18,851
Commitments to originate loans	26,837	34,520

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

RESULTS OF OPERATIONS

The Company reported net income for the first quarter of 2009 of $1.7 million, an increase of $704,000, or 69.1%, compared to the first quarter of 2008. Basic and diluted earnings per share were $0.21 for the first quarter of 2009. The Company completed its initial public stock offering (“IPO”) on October 2, 2008 and began trading on the Nasdaq Global Market on October 3, 2008. Therefore, no shares were outstanding in the first quarter of 2008.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets such as loans and investment securities and the interest expense paid on interest-bearing liabilities such as deposits and borrowings. Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s net interest spread was 4.02% and 3.36% for the quarters ended March 31, 2009 and 2008, respectively. The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.72% and 3.97% for the first quarters of 2009 and 2008, respectively. The net interest spread and margin ratios increased in for the first quarter of 2009 compared to the same period in 2008 primarily due to the fall in short-term interest rates during the year and the associated repricing of the Company’s assets and liabilities and changes in the mix of the Company’s assets and liabilities.

Net interest income increased $1.9 million, or 47.2%, for the first quarter of 2009 to $5.9 million compared to $4.0 million in for the same period in 2008. This increase was due to a $1.0 million, or 15.4%, increase in interest income and an $878,000, or 34.5%, decrease in interest expense. The improvement in net interest income in the first quarter of 2009 compared to the first quarter of 2008 was primarily the result of increased volumes average of interest-earning assets in general.

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

	Three Months Ended March 31,
(dollars in thousands)	2009			2008
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate(1)
Earning assets:
Loans receivable(1)	$339,528	$5,522	6.51%	$309,906	$5,407	6.98%
Investment securities	124,668	1,703	5.46	62,997	785	4.99
Other interest-earning assets	32,978	312	3.78	28,694	341	4.76

Total earning assets	497,174	7,537	6.06	401,597	6,533	6.51
Noninterest-earning assets	28,386			27,342

Total assets	$525,560			$428,939

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$133,318	$240	0.72%	$133,055	$536	1.61%
Certificates of deposit	157,272	1,187	3.02	174,390	1,851	4.25

Total interest-bearing deposits	290,590	1,427	1.96	307,445	2,387	3.11
FHLB advances	36,381	243	2.67	16,482	162	3.93

Total interest-bearing liabilities	326,971	1,670	2.04	323,927	2,549	3.15
Noninterest-bearing liabilities	69,724			54,325

Total liabilities	396,695			378,252
Shareholders’ equity	128,865			50,687

Total liabilities and shareholders’ equity	$525,560			$428,939

Net interest-earning assets	$170,203			$77,670
Net interest spread		$5,867	4.02%		$3,984	3.36%
Net interest margin(2)			4.72%			3.97%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(2)	Equals net interest income divided by average interest-earning assets.

Interest income includes interest income earned on earning assets as well as applicable loan fees earned. Interest income that would have been earned on nonaccrual loans had they been on accrual status is not included in the data reported above.

Provision for Loan Losses – For the quarter ended March 31, 2009, the Company recorded a provision of $174,000, compared to a reversal of $30,000 for the same period in 2008. The amount of provision for loan losses during the first quarter of 2009 primarily reflects growth in total loans from March 31, 2008 to March 31, 2009 as a result of new loan originations.

Noninterest Income – The Company’s noninterest income was $959,000 for the three months ended March 31, 2009, $193,000, or 25.2%, higher than the $766,000 in noninterest income earned for the same period in 2008. Gains on the sale of mortgage loans increased $71,000 as the result increased mortgage refinancing prompted by the current low interest rate environment. A higher volume of transactions processed in the first quarter of 2009 from the same period of 2008 resulted in a $48,000 increase in service fees and charges and a $53,000 increase in bank card fees in the first quarter of 2009 compared to the first quarter of 2008.

Noninterest Expense – The Company’s noninterest expense was $4.0 million for the three months ended March 31, 2009, $771,000, or 23.8%, higher than the $3.2 million incurred for the same period in 2008.

For the first quarter of 2009, compensation and benefit expenses increased $229,000 from the first quarter 2008 resulting primarily from our Baton Rouge expansion, where we opened two full-service banking offices during the second half of 2008. Professional and other fees increased $151,000 for the first quarter of 2009 from the same period in 2008 due to the increased cost of operating as a public company. For the same periods, franchise and shares tax expense increased $226,000 resulting primarily from Louisiana bank shares tax. The Company was not required to pay the Louisiana bank shares tax prior to Home Bank’s mutual to stock conversion in October 2008.

Income Taxes – For the quarters ended March 31, 2009 and March 31, 2008, the Company incurred income tax expense of $921,000 and $525,000, respectively. The Company's effective tax rate amounted to 34.8% and 34.0% during the first quarters of 2009 and 2008, respectively. The difference between the effective tax rate and the statutory tax rate primarily relates to variances in items that are non-taxable or non-deductible.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/ Liability Management and Market Risk”. Additional information at March 31, 2009 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

Item 4T.	Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period .. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for December 31, 2008 filed with the Securities and Exchange Committee.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Financial Statement Schedules.

No.	Description
31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer
31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer
32.0	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP, INC.

May 14, 2009	By:	/s/ John W. Bordelon
John W. Bordelon
President and Chief Executive Officer

May 14, 2009	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer

May 14, 2009	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank First Vice President and Controller