Form 10-Q
period 2009-06-30
HOME BANCORP, INC.
filed 2009-08-14
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2009

or

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

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

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

At August 12, 2009, the registrant had 8,926,875 shares of common stock, $0.01 par value, which were issued and outstanding.

HOME BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) June 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$14,006,806	$20,150,248
Interest-bearing deposits in banks	1,289,000	1,685,000
Cash invested at other ATM locations	25,816,329	24,243,780
Securities available for sale, at fair value	109,817,830	114,235,261
Securities held to maturity (fair values of $3,613,896 and $4,134,153, respectively)	3,512,665	4,089,466
Mortgage loans held for sale	4,237,324	996,600
Loans, net of unearned income	342,659,432	335,568,071
Allowance for loan losses	(3,021,850)	(2,605,889)

Loans, net	339,637,582	332,962,182

Office properties and equipment, net	15,249,373	15,325,997
Cash surrender value of bank-owned life insurance	5,395,580	5,268,817
Accrued interest receivable and other assets	8,480,735	9,439,637

Total Assets	$527,443,224	$528,396,988

Liabilities
Deposits:
Noninterest-bearing	$64,928,693	$67,047,799
Interest-bearing	306,702,437	287,097,306

Total deposits	371,631,130	354,145,105
Short-term FHLB borrowings	—	21,500,000
Long-term FHLB debt	22,893,099	22,920,795
Accrued interest payable and other liabilities	2,724,291	2,868,362

Total Liabilities	397,248,520	401,434,262

Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,926,875 shares issued and outstanding	89,270	89,270
Additional paid-in capital	87,357,709	87,182,281
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(6,873,690)	(7,052,230)
Recognition and Retention Plan Trust (RRP)	(3,060,385)	—
Retained earnings	55,918,381	52,055,071
Accumulated other comprehensive income (loss)	(3,236,581)	(5,311,666)

Total Shareholders’ Equity	130,194,704	126,962,726

Total Liabilities and Shareholders’ Equity	$527,443,224	$528,396,988

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2009	2008	2009	2008
Interest Income
Loans, including fees	$5,596,564	$5,393,111	$11,118,314	$10,800,448
Investment securities	1,786,673	965,252	3,489,469	1,750,661
Other investments and deposits	350,842	309,366	663,252	649,818

Total interest income	7,734,079	6,667,729	15,271,035	13,200,927

Interest Expense
Deposits	1,420,771	2,065,285	2,848,043	4,452,304
Short-term borrowings	3,153	113,547	37,680	145,852
Long-term debt	206,985	128,134	415,495	257,448

Total interest expense	1,630,909	2,306,966	3,301,218	4,855,604

Net interest income	6,103,170	4,360,763	11,969,817	8,345,323
Provision for loan losses	248,487	98,448	422,149	68,937

Net interest income after provision for loan losses	5,854,683	4,262,315	11,547,668	8,276,386

Noninterest Income
Service fees and charges	444,138	421,212	898,844	827,465
Bank card fees	282,536	233,885	543,260	441,366
Gain on sale of loans, net	174,905	81,119	315,292	150,998
Income from bank-owned life insurance	61,547	63,936	126,763	127,872
Other income	43,049	33,720	81,121	51,957

Total noninterest income	1,006,175	833,872	1,965,280	1,599,658

Noninterest Expense
Compensation and benefits	2,597,488	2,143,498	4,918,636	4,235,999
Occupancy	330,030	302,210	646,402	589,937
Marketing and advertising	154,279	158,523	321,932	316,573
Data processing and communication	374,932	363,988	720,198	701,748
Professional services	248,363	103,363	461,935	165,747
Forms, printing and supplies	103,089	93,720	204,376	161,621
Franchise and shares tax	226,250	—	452,500	—
Regulatory fees	284,758	35,610	335,166	71,326
Other expenses	322,263	223,406	587,389	417,163

Total noninterest expense	4,641,452	3,424,318	8,648,534	6,660,114

Income before income tax expense	2,219,406	1,671,869	4,864,414	3,215,930
Income tax expense	782,400	568,435	1,703,876	1,093,416

Net Income	$1,437,006	$1,103,434	$3,160,538	$2,122,514

Earnings per share:
Basic	$0.18	N/A	$0.39	N/A

Diluted	$0.18	N/A	$0.39	N/A

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock	Additional Paid-in Capital	Common Stock Acquired by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2007	$—	$—	$—	$49,339,479	$43,641	$49,383,120
Comprehensive income:
Net income				2,122,514		2,122,514
Change in unrealized gain on securities available for sale, net of taxes					(746,556)	(746,556)

Total comprehensive income						1,375,958

Balance, June 30, 2008	$—	$—	$—	$51,461,993	$(702,915)	$50,759,078

Balance, December 31, 2008	$89,270	$87,182,281	$(7,052,230)	$52,055,071	$(5,311,666)	$126,962,726
Comprehensive income:
Net income				3,160,538		3,160,538
Change in unrealized loss on securities available for sale, net of taxes					2,075,085	2,075,085

Total comprehensive income						5,235,623

Cumulative effect adjustment for the adoption of FSP FAS 115-2 and FAS 124-2				702,772		702,772
Cost of issuance of common stock		(13,895)				(13,895)
Common stock purchased for recognition and retention plan			(3,060,385)			(3,060,385)
ESOP shares released for allocation		7,477	178,540			186,017
Share-based compensation cost		181,846				181,846

Balance, June 30, 2009	$89,270	$87,357,709	$(9,934,075)	$55,918,381	$(3,236,581)	$130,194,704

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$3,160,538	$2,122,514

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	422,149	68,937
Depreciation	443,571	403,080
Mortgage servicing amortization	6,498	10,998
Federal Home Loan Bank stock dividends	(3,100)	(16,600)
Amortization of premium/discount on investments, net	(232,660)	331,140
Gains on loans sold, net	(315,292)	(150,998)
Proceeds, including principal payments, from loans held for sale	46,665,513	20,730,973
Originations of loans held for sale	(49,590,945)	(19,940,325)
Non-cash compensation	367,863	—
Deferred income tax benefit	(113,408)	(19,424)
Increase in interest receivable	(39,100)	(83,551)
Increase in prepaid expenses and other assets	(620,321)	(348,794)
Increase in cash surrender value of bank-owned life insurance	(126,763)	(127,872)
Decrease (increase) in accrued expenses and other liabilities	(144,071)	572,726

Net cash (used in) provided by operating activities	(119,528)	3,552,804

Cash flows from investing activities
Purchases of available-for-sale investment securities	(8,449,327)	(18,336,211)
Proceeds from payments on available-for-sale investment securities	17,310,571	9,020,853
Proceeds from payments on held-to-maturity investment securities	574,523	606,111
Increase in cash invested at other ATM locations	(1,572,549)	(8,649,813)
Net increase in loans	(7,097,549)	(6,665,132)
Decrease in certificates of deposit in other institutions	396,000	594,000
Proceeds from sale of real estate owned	36,515	3,500
Purchases of Federal Home Loan Bank stock	—	(895,500)
Proceeds from redemption of Federal Home Loan Bank stock	260,800	—
Purchases of office properties and equipment	(366,947)	(720,524)

Net cash provided by (used in) investing activities	1,092,037	(25,042,716)

Cash flows from financing activities
Increase in deposits	17,486,025	2,223,966
Proceeds from Federal Home Loan Bank advances	555,600,000	240,500,000
Payments on Federal Home Loan Bank advances	(577,127,696)	(218,526,533)
Cost of issuance of common stock	(13,895)	—
Repurchase of common stock for recognition and retention plan	(3,060,385)	—

Net cash (used in) provided by financing activities	(7,115,951)	24,197,433

Net (decrease) increase in cash and cash equivalents	(6,143,442)	2,707,521
Cash and cash equivalents at beginning of period	20,150,248	11,746,082

Cash and cash equivalents at end of period	$14,006,806	$14,453,603

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

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six-month period ended June 30, 2009, are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2008.

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

2. Accounting Developments

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three Staff Positions (“FSPs”) intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairments of securities. All three FSPs are effective for interim and annual periods ending after June 15, 2009. The three FSPs are as follows:

•

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have decreased significantly. The Company adopted this FSP as of June 30, 2009. The FSP did not have a material effect on the Company’s financial condition or results of operations.

•

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The Company adopted this FSP during the second quarter of 2009 resulting in additional financial disclosures in Note 5.

•

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. Upon adoption of FSP FAS 115-2 and FAS 124-2 on April 1, 2009, the

Company recognized a cumulative effect adjustment in retained earnings from accumulated other comprehensive income to reclassify other-than-temporary impairments previously taken under the former authoritative accounting guidance for securities held as of April 1, 2009. In accordance with the FSP, the Company determined that of the $2,833,000 in other-than-temporary impairments previously recorded in earnings on investments available for sale held as of April 1, 2009, $1,065,000 of these impairments are not considered other-than-temporary impairments under FSP FAS 115-2 and FAS 124-2. As a result, the Company increased the amortized cost basis of these investments available for sale by $1,065,000. The cumulative effect adjustment resulted in a decrease in accumulated other comprehensive income and an increase in retained earnings totaling $703,000 (net of tax). The cumulative effect adjustment had no net effect on the Company’s shareholders’ equity or previously reported net income (loss).

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP 141(R)-1 provides additional guidance regarding the recognition, measurement and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting FSP FAS 141(R)-1 will depend on the timing of future acquisitions, as well as the nature and existence of contingencies associated with such acquisitions, if any.

In May 2009, the FASB issued FASB Statement of Financial Accounting Standards (“SFAS”) SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date. SFAS No. 165 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 in the second quarter of 2009 resulting in additional disclosure in Note 7.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. The objective of SFAS No. 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. The most significant change is the elimination of the concept of a qualifying special-purpose entity. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. SFAS No. 166 will be effective for us on January 1, 2010. Earlier adoption is prohibited. The Company does not anticipate that SFAS No. 166 will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends FASB Interpretation No. 46(R), to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies the primary beneficiary of a VIE as the enterprise that (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS No. 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. In addition, SFAS No.167 requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. The enhanced disclosures are required for any enterprise that holds a variable interest in a VIE. SFAS No. 167 will be effective for us on January 1, 2010. Earlier adoption is prohibited. The Company does not anticipate that SFAS No. 167 will have a material impact on its consolidated financial statements.

Also in June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The Codification will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities and will supersede all non-SEC accounting and reporting standards. This statement is effective for financial statements ending after September 15, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

3. Investment Securities

Summary information regarding investment securities classified as available for sale and held to maturity as of June 30, 2009 and December 31, 2008 follows.

(dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
June 30, 2009
Available for sale:
U.S. agency mortgage-backed	$66,360	$1,469	$18	$2	$67,809
Non-U.S. agency mortgage-backed	48,361	204	1,789	4,767	42,009

Total available for sale	$114,721	$1,673	$1,807	$4,769	$109,818

Held to maturity:
U.S. agency mortgage-backed	$2,149	$33	$—	$—	$2,182
Municipal bonds	1,364	68	—	—	1,432

Total held to maturity	$3,513	$101	$—	$—	$3,614

(1) Net of other-than-temporary impairment charges.
(dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
December 31, 2008
Available for sale:
U.S. agency mortgage-backed	$71,175	$613	$307	$1	$71,480
Non-U.S. agency mortgage-backed	51,108	56	8,339	70	42,755

Total available for sale	$122,283	$669	$8,646	$71	$114,235

Held to maturity:
U.S. agency mortgage-backed	$2,545	$25	$—	$—	$2,570
Municipal bonds	1,544	25	5	—	1,564

Total held to maturity	$4,089	$50	$5	$—	$4,134

(1)	Net of other-than-temporary impairment charges.

The amortized cost and estimated fair value by maturity of investment securities at June 30, 2009 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security, in particular certain U.S. agency securities and obligations of states and political subdivisions, may differ from its contractual maturity because of the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$—	$5,606	$1,930	$60,273	$67,809
Non-U.S. agency mortgage-backed	—	—	4,186	37,823	42,009

Total available for sale	—	5,606	6,116	98,096	109,818

Securities held to maturity:
U.S. agency mortgage-backed	—	2,182	—	—	2,182
Municipal bonds	—	636	796	—	1,432

Total held to maturity	—	2,818	796	—	3,614

Total investment securities	$—	$8,424	$6,912	$98,096	$113,432

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$—	$5,507	$1,846	$59,007	$66,360
Non-U.S. agency mortgage-backed	—	—	4,148	44,213	48,361

Total available for sale	—	5,507	5,994	103,220	114,721

Securities held to maturity:
U.S. agency mortgage-backed	—	2,149	—	—	2,149
Municipal bonds	—	605	759	—	1,364

Total held to maturity	—	2,754	759	—	3,513

Total investment securities	$—	$8,261	$6,753	$103,220	$118,234

The Company has a process in place to identify securities that could potentially have a credit impairment that is other than temporary. This process involves monitoring credit performance, collateral type, collateral geography, bond credit support, LTV, FICO scores, limited documentation percentages, loss severity levels, pricing levels, downgrades by rating agencies, key financial ratios, and cash flow projections as indicators of credit issues. At least quarterly, the Company runs Intex scenarios based on different shocks to determine if any losses are deemed other than temporary. The Company’s management considers relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the Company’s intent to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost, which may extend to maturity and its ability and intent to hold the security for a period of time that allows for the recovery in value in the case of equity securities. To the extent the Company determines that a security is deemed to be other than temporarily impaired, an impairment loss is recognized.

4. Earnings Per Share

Earnings per common share were computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008
Numerator:
Income applicable to common shares	$1,437	$1,103	$3,161	$2,123

Denominator:
Weighted average common shares outstanding	8,117	N/A	8,172	N/A
Effect of dilutive securities:
Stock options	5	N/A	2	N/A

Weighted average common shares outstanding – assuming dilution	8,122	N/A	8,174	N/A

Earnings per common share	$0.18	N/A	$0.39	N/A
Earnings per common share – assuming dilution	$0.18	N/A	$0.39	N/A

Options on 815,080 shares of common stock were not included in computing diluted earnings per shares for the three and six months ended June 30, 2009 because the effect of these shares was anti-dilutive. The Company completed its initial public stock offering (“IPO”) on October 2, 2008 and began trading on the Nasdaq Global Market on October 3, 2008. Therefore, no shares were outstanding during the first six months of 2008.

5. Fair Value Disclosures

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

Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using pricing models or quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Examples may include certain collateralized mortgage obligations. The Company’s investment portfolio does not include Level 3 securities as of June 30, 2009.

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

		Fair Value Measurements Using
(dollars in thousands)	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$109,818	$—	$109,818	$—

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the table above. Impaired loans are level 2 assets measured using appraisals from external parties of the collateral less any prior liens. As of June 30, 2009, the fair value of impaired loans was $2,458,000.

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

The carrying amount of the FHLB advances is estimated using the rates currently offered for advances of similar maturities.

The fair value of off-balance sheet financial instruments as of June 30, 2009 was immaterial.

	June 30, 2009		December 31, 2008
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$14,007	$14,007	$20,150	$20,150
Certificates of deposit in other institutions	1,289	1,289	1,685	1,685
Cash invested at other ATM locations	25,816	25,816	24,244	24,244
Investment securities	113,331	113,432	118,325	118,369
Loans and mortgage loans held for sale, net	343,875	352,021	333,959	343,293
FHLB stock	1,828	1,828	2,085	2,085

Financial Liabilities:
Deposits	$371,631	$365,489	$354,145	$356,865
Short-term borrowings	—	—	21,500	21,500
Long-term debt	22,893	21,653	22,921	22,921

6. Share-based Payment Arrangements

The Company’s shareholders approved the 2009 Stock Option Plan and the 2009 Recognition and Retention Plan on May 12, 2009 to provide incentives and awards for directors, officers, and employees of the Company and its subsidiary. These plans are administered by a committee appointed by the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards. The Company adopted SFAS No. 123(R), Share-based Payment (Revised December 2004), during the quarter ended June 30, 2009 for these plans. In accordance with SFAS No. 123(R), the Company has adopted a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

Stock Option Plan

The Company issues stock options under the 2009 Stock Option Plan to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years. The stock options granted were issued with vesting periods of five years. The maximum number of shares issuable under the 2009 Stock Option Plan is 892,687, subject to adjustment. As of June 30, 2009, options had been granted under the 2009 Stock Option Plan for 815,080 shares.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. This model requires management to make certain assumptions, including the expected life of the option, the risk-free rate of interest, the expected volatility, and the expected dividend yield. The following assumptions were made in estimating 2009 fair values:

Expected dividends	1.5%
Expected volatility	34.3%
Risk-free interest rate	2.5%
Expected term (in years)	6.5

At June 30, 2009, there was $2,720,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a period of 4.9 years.

For the three and six months ended June 30, 2009, the Company recognized $77,000 in compensation cost related to stock options, which is included in compensation and benefits expense in the accompanying consolidated financial statements.

The following table represents stock option activity for the six months ended June 30, 2009, and changes during the six months then ended is presented below:

Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	—	$—	—	$—
Granted	815,080	11.45		339

Outstanding at June 30, 2009	815,080	$11.45	9.9	$339

Exercisable at June 30, 2009	—	$—	—	$—

Recognition and Retention Plan

The Company issues restricted stock under the 2009 Recognition and Retention Plan for directors, officers and other key employees. The Plan allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock have the right to vote the shares as awards are earned. The unearned compensation related to these awards is amortized to compensation expense over the five-year vesting period. The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of June 30, 2009, unearned share-based compensation associated with these awards totaled $3,737,000.

For the three and six months ended June 30, 2009, the Company recognized $105,000 in compensation cost related to restricted stock grants, which is included in compensation and benefits expense in the accompanying consolidated financial statements.

The following table represents unvested restricted stock activity for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance, beginning of year	—	—	—	—
Granted	335,600	—	335,600	—

Balance, end of period	335,600	—	335,600	—

In May 2009, the shareholders of the Company approved the 2009 Recognition and Retention Plan. A total of 357,075 shares of the Company’s outstanding common stock, or 4% of total shares outstanding, may be granted as restricted stock awards under the 2009 Recognition and Retention Plan. The Company is purchasing shares in the open market to fund the 2009 Recognition and Retention Plan. The purchases can be made from time to time at the discretion of management. Under the Plan, the Company purchased 263,700 shares at an average cost of $11.61 per share during the second quarter of 2009 and placed these shares in a trust for future issuance under the 2009 Recognition and Retention Plan. The cost of such shares held by the Company totaled $3,060,000, which is included in the Company’s consolidated statements of financial condition as of June 30, 2009.

7. Subsequent Events

The Company evaluated the need for disclosures and/or adjustments resulting from subsequent events through August 13, 2009, the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments under general accounting standards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. and its subsidiary, Home Bank, from December 31, 2008 to June 30, 2009 and on its results of operations for the three and six months ended June 30, 2009 and June 30, 2008. Home Bancorp, Inc. was newly organized and owned no assets during any period prior to October 2, 2008. Therefore, the financial information for any period prior to October 2, 2008 presented in this report is that of Home Bank only. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

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

EXECUTIVE OVERVIEW

During the second quarter of 2009, the Company earned $1.4 million, representing a $334,000, or 30.2%, increase compared to the second quarter of 2008. For the six months ended June 30, 2009, net income was $3.2 million, an increase of $1.0 million, or 49.0%, over net income for the six months ended June 30, 2008. Diluted earnings per share were $0.18 and $0.39 for the three and six months ended June 30, 2009, respectively. No shares were outstanding during the first half of 2008. Key components of the Company’s performance in the second quarter of 2009 are summarized below.

•

Assets totaled $527.4 million at June 30, 2009, down $954,000, or 0.2%, from December 31, 2008. The decrease was primarily driven by decreases in cash and cash equivalents and investment securities of $6.1 million and $5.0 million, respectively.

•

Loans totaled $342.7 million at June 30, 2009, an increase of $7.1 million, or 2.1%, from December 31, 2008. The Company’s loan mix continues to change as commercial balances have grown, while 1-4 family mortgage loans continue to decrease. Commercial loans (including commercial real estate, construction and land, multi-family residential, and other commercial loans) increased by an aggregate of $17.3 million, or 10.7%, during the first six months of 2009.

•

Customer deposits totaled $371.6 million at June 30, 2009, an increase of $17.5 million, or 4.9%, from December 31, 2008. Core deposits (i.e., demand deposit, money market and savings accounts) experienced strong growth in the first half of 2009 increasing $11.6 million, or 5.9%.

•

Interest income increased $1.1 million, or 16.0%, in the second quarter of 2009, compared to the second quarter of 2008. For the six months ended June 30, 2009, interest income increased $2.1 million, or 15.7%, compared to the six months ended June 30, 2008. The increases in the three- and six-month periods were primarily due to increases in the average balances of interest-earning assets, particularly loans and investment securities, which more than offset decreases in the average yields earned on loans and other interest-earning assets.

•

Interest expense decreased $676,000, or 29.3%, for the second quarter of 2009, compared to the second quarter of 2008. For the six months ended June 30, 2009, interest expense decreased $1.6 million, or 32.0%, compared to the six months ended June 30, 2008. The decreases in the three- and six-month periods were primarily due to decreases in the average rate paid on interest-bearing liabilities as the result of reduced market rates and changes in the composition of our interest-bearing liabilities.

•

The provision for loan losses totaled $248,000 for the second quarter of 2009, an increase of $150,000, compared to the second quarter of 2008. For the six months ended June 30, 2009, the provision for loan losses increased $353,000 from the six months ended 2008. As of June 30, 2009, the allowance for loan losses as a percentage of total loans was 0.88%, compared to 0.78% at December 31, 2008. Net charge-offs for the first six months of 2009 were $6,000, compared to $5,000 for the same period of 2008.

•

Noninterest income increased $172,000, or 20.7%, in the second quarter of 2009, compared to the second quarter of 2008. For the six months ended June 30, 2009, noninterest income increased $366,000, or 22.9%, compared to the same period in 2008. The increases were primarily the result of increased gains on the sale of mortgage loans and higher levels of bank card fees and service fees and charges on deposit accounts.

•

Noninterest expense for the second quarter of 2009 increased $1.2 million, or 35.5%, compared to the same quarter a year ago. In the six-month comparison, noninterest expense increased $2.0 million, or 29.9%, from 2008 to 2009. Noninterest expense levels have increased over the past year due primarily to increased compensation and benefits expense resulting from our Baton Rouge expansion, where two full-service banking offices were opened during the second half of 2008, as well as expense related to the employee stock ownership plan (“ESOP”) and the stock option and recognition and retention plans. Additionally, noninterest expense for the second quarter of 2009 includes the FDIC’s special assessment of $200,000.

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – The loan portfolio increased $7.1 million, or 2.1%, during the first six months of 2009. The following table shows the composition of the Company’s loan portfolio as of the dates indicated.

	June 30,	December 31,	Increase (Decrease)
(dollars in thousands)	2009	2008	Amount	Percent
Real estate loans:
One- to four-family first mortgage	$126,156	$138,173	$(12,017)	(8.7)%
Home equity loans and lines	23,676	23,127	549	2.4
Commercial real estate	95,563	84,096	11,467	13.6
Construction and land	39,868	35,399	4,469	12.6
Multi-family residential	6,303	7,142	(839)	(11.7)

Total real estate loans	291,566	287,937	3,629	1.3

Other loans:
Commercial	36,608	34,434	2,174	6.3
Consumer	14,485	13,197	1,288	9.8

Total other loans	51,093	47,631	3,462	7.3

Total loans	$342,659	$335,568	$7,091	2.1%

Commercial real estate loan growth during 2009 has primarily been driven by loans on owner-occupied office buildings in the Bank’s market areas. Construction and land loan growth during the year was primarily attributable to loans to builders on pre-sold single-family residential properties in the Bank’s market areas. Non-real-estate commercial loan growth in 2009 related primarily to equipment and accounts receivable financing provided to relatively small businesses located in south Louisiana.

Asset Quality – One of management’s key objectives has been, and continues to be, maintaining a high level of asset quality. In addition to maintaining credit standards for new loan originations, the Company proactively monitors loans and collection and workout processes of delinquent or problem loans. When a borrower fails to make a scheduled payment, the Company attempts to cure the deficiency by making personal contact with the borrower. Initial contacts are generally made within 10 days after the date the payment is due. In most cases, deficiencies are promptly resolved. If the delinquency continues, late charges are assessed and additional efforts are made to collect the deficiency. A centralized department collects delinquent loans and makes every effort to minimize any potential loss. Loans which are designated as “special mention,” classified or which are delinquent 90 days or more are reported to the Board of Directors of the Company monthly. For loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases. It is our policy, with certain limited exceptions, to discontinue accruing interest and reverse any interest accrued on any loan which is 90 days or more past due. On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to his/her ability to service the debt in accordance with the terms of the loan agreement. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt.

Real estate which is acquired as a result of foreclosure is classified as real estate owned until sold. Real estate owned is recorded at the lower of cost, which is the carrying value of the loan, or fair value less estimated selling costs. Costs associated with acquiring and improving a foreclosed property are usually capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs. Holding costs are charged to expense. Gains and losses on the sale of real estate owned are charged to operations, as incurred.

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, multi-family residential, construction and land, and commercial business loans are individually evaluated for impairment. As of June 30, 2009 and December 31, 2008, impaired loans amounted to $2.5 million and $1.8 million, respectively. The amount of the allowance for loan losses allocated to impaired loans totaled $187,000 as of June 30, 2009 and $122,000 as of December 31, 2008.

Federal regulations and internal policies require that the Company utilizes an internal asset classification system as a means of reporting problem and potential problem assets. The Company has incorporated an internal asset classification system, substantially consistent with Federal banking regulations, as a part of our credit monitoring system. Federal banking regulations set forth a classification scheme for problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

The Company reviews and classifies assets monthly. The Board of Directors is provided with monthly reports on our classified assets. Assets are classified in accordance with the management guidelines described above. As of June 30, 2009, the Company had $2.4 million of assets classified as substandard, compared to $1.7 million as of December 31, 2008. There were no assets classified as doubtful or loss at June 30, 2009 or December 31, 2008.

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, amounted to $2.4 million, or 0.5% of total assets, at June 30, 2009, compared to $1.5 million, or 0.3% of total assets, at December 31, 2008. The following table sets forth the composition of the Company’s nonperforming assets and troubled debt restructurings as of the dates indicated.

(dollars in thousands)	June 30, 2009	December 31, 2008
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$1,625	$871
Home equity loans and lines	218	156
Commercial real estate and multi-family	378	362
Construction and land	169	—
Other loans:
Commercial	22	9
Consumer	26	29

Total nonaccrual loans	2,438	1,427
Accruing loans 90 days or more past due	—	—

Total nonperforming loans	2,438	1,427
Foreclosed property	—	37

Total nonperforming assets	2,438	1,464
Performing troubled debt restructurings	429	449

Total nonperforming assets and troubled debt restructurings	$2,867	$1,913

Nonperforming loans to total loans	0.71%	0.43%
Nonperforming loans to total assets	0.46%	0.27%
Nonperforming assets to total assets	0.46%	0.28%

Net charge-offs for the second quarter of 2009 were $7,000, compared to $4,000 for the same quarter last year. Net charge-offs for the six months ended June 30, 2009 were $6,000, compared to $5,000 for the same six-month period last year.

Allowance for Loan Losses – The allowance for loan losses is established through a provision for loan losses. The Company maintains the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses at least quarterly in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio. Our evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing loans, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. Based on this evaluation, management assigns risk rankings to segments of the loan portfolio. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require management to make additional provisions for estimated loan losses based upon judgments different from those of management.

The Company will continue to monitor and modify our allowance for loan losses as conditions dictate. No assurance can be given that our level of allowance for loan losses will cover all of the inherent losses on our loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the conditions used by management to determine the current level of the allowance for loan losses.

The following table presents the activity in the allowance for loan losses during the first six months of 2009.

(dollars in thousands)	Amount
Balance, December 31, 2008	$2,606
Provision charged to operations	422
Loans charged off	(17)
Recoveries on charged off loans	11

Balance, June 30, 2009	$3,022

The allowance for loan losses amounted to 0.88% of total loans and 124.0% of total nonperforming loans at June 30, 2009, compared to 0.78% and 182.6%, respectively, at December 31, 2008. The Company increased its ratio of allowance for loan losses to total loans due to, among other factors, consideration of the rising unemployment rate in the Company’s market and general economic conditions.

Investment Securities

The investment securities portfolio decreased by an aggregate of $5.0 million, or 4.2%, during the first six months of 2009, as principal payments and calls of available-for-sale securities more than offset purchases. Securities available for sale made up the vast majority of the investment securities portfolio at June 30, 2009. The following table sets forth amortized cost and market value of our investment securities portfolio as of the dates indicated.

(dollars in thousands)	June 30, 2009		December 31, 2008
	Amortized Cost	Market Value	Amortized Cost	Market Value
Available for sale:
U.S. agency mortgage-backed	$66,360	$67,809	$71,175	$71,480
Non-U.S. agency mortgage-backed	48,361	42,009	51,108	42,755

Total available for sale	114,721	109,818	122,283	114,235

Held to maturity:
U.S. agency mortgage-backed	2,149	2,182	2,545	2,570
Municipal obligations	1,364	1,432	1,544	1,564

Total held to maturity	3,513	3,614	4,089	4,134

Total investment securities	$118,234	$113,432	$126,372	$118,369

The following table summarizes activity in the Company’s investment securities portfolio during the first six months of 2009.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2008	$114,235	$4,089
Purchases	8,449	—
Principal payments and calls	(17,310)	(574)
(Amortization) of premiums and accretion of discounts	235	(2)
Increase in market value	3,144	—
Cumulative effect adjustment for FSP FAS 115-2 and 124-2	1,065	—

Balance, June 30, 2009	$109,818	$3,513

At June 30, 2009, 40 debt securities had unrealized losses of 13.9% of the securities’ amortized cost basis and 5.6% of the Company’s total amortized cost basis. The unrealized losses for the 40 securities primarily relate to illiquid markets and distressed sales for non-agency (or private-label) mortgage-backed securities and market interest rate changes for agency mortgage-backed securities. Twenty-five of the 40 securities have been in a continuous loss position for over twelve months. The 25 securities have an aggregate amortized cost basis and unrealized loss of $25,374,000 and $4,769,000 respectively. As management has the intent and ability to hold debt securities until maturity, or until anticipated recovery if classified as available for sale, except as noted above, no declines in these 40 securities are deemed to be other than temporary.

At June 30, 2009, the Company had an unrealized loss position on its available-for-sale investment securities portfolio of $4.9 million, compared to an unrealized loss of $8.0 million at December 31, 2008. The loss position in the market value of the investment portfolio relates primarily to our non-agency (or private-label) mortgage-backed securities holdings. The non-agency mortgage-backed securities portfolio totaled $48.4 million, or 9.2% of total assets, at June 30, 2009. The unrealized loss position of these securities reflects, among other factors, the impact the illiquid market and distressed sales have had on the market value of non-agency mortgage-backed securities.

In the second quarter of 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. As a result of its adoption, the Company recovered the market illiquidity portion of an investment security deemed impaired in the fourth quarter of 2008. The amortized cost of the security increased $1.1 million and the tax adjusted amount was applied to beginning retained earnings as a cumulative effect adjustment of $703,000.

The following table summarizes the Company’s non-agency mortgage-backed securities portfolio as of June 30, 2009 (dollars in thousands).

Collateral	Tranche	S&P Rating	# of Securities	Amortized Cost	Unrealized Gain (Loss)
Prime	Super senior	AAA	5	$11,904	$(521)
Prime	Super senior	Investment grade (1)	1	1,776	(398)
Prime	Super senior	Below investment grade	1	1,111	(466)
Prime	Senior	AAA (2)	11	25,571	(3,464)
Prime	Senior support	Investment grade (1)	3	3,510	(492)
Prime	Senior support	Below investment grade	1	544	47
Alt-A	Senior	AAA	1	1,130	26
Alt-A	Senior	Below investment grade (3)	1	1,974	(987)
Alt-A	Senior support	Below investment grade	1	842	(98)

Total non-agency mortgage-backed securities			25	$48,362	$(6,353)

(1)	S&P investment grade ratings below “AAA”.
(2)	Includes one security with an amortized cost of $2.1 million and an unrealized loss of $32,000 not rated by S&P. This security is rated “Aaa” by Moody’s.
(3)	This security was not rated by S&P. It was rated “Caa2” by Moody’s.

The Company holds no Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”) preferred stock, equity securities, corporate bonds, trust preferred securities, hedge fund investments, collateralized debt obligations or structured investment vehicles.

Cash Invested at Other ATM Locations

The Bank maintains contracts with two counterparties to provide cash for ATMs at approximately 1,300 locations throughout the United States. The balance of cash invested at other ATM locations increased $1.6 million, or 6.5%, from December 31, 2008 to $25.8 million at June 30, 2009. The increase represents the typical seasonality for this investment.

The Bank’s contracts with its ATM counterparties, which were set to expire during the second quarter of 2009, were extended for approximately 90 days to assist the counterparties in transitioning their business to other financial institutions. The Bank does not intend to renew the contracts and expects to receive all cash invested at other ATM locations back from the counterparties in 2009.

Funding Sources

Deposits – At June 30, 2009, deposits increased $17.5 million, or 4.9%, compared to December 31, 2008. The following table sets forth the composition of the Company’s deposits at the dates indicated.

	June 30, 2009	December 31, 2008	Increase (Decrease)
(dollars in thousands)			Amount	Percent
Demand deposit	$64,929	$67,047	$(2,118)	(3.2)%
Savings	21,694	19,741	1,953	9.9
Money market	79,997	68,850	11,147	16.2
NOW	42,857	42,200	657	1.6
Certificates of deposit	162,154	156,307	5,847	3.7

Total deposits	$371,631	$354,145	$17,486	4.9%

The increase in deposits relates to several factors, including the Company’s emphasis on growing core deposits and expansion into a new market as well as changes in consumer behavior relating to the national recession.

Federal Home Loan Bank Advances – At June 30, 2009, the Company had no short-term FHLB borrowings, compared to $21.5 million at December 31, 2008. The interest paid on these borrowings decreased from three- and six-month periods ended June 30, 2008 to the three- and six-month periods ended June 30, 2009 as the result of lower average balances in addition to reduced average rates paid for these borrowings. The average rate paid on short-term FHLB borrowings was 0.69% and 1.01%, for the three and six months ended June 30, 2009, respectively.

Long-term FHLB debt remained constant totaling $22.9 million at June 30, 2009 and December 31, 2008. The interest paid on these borrowings increased from the three- and six-month periods ended June 30, 2008 to the three- and six-month periods ended June 30, 2009. The increases were primarily the result of increased average balances of long-term FHLB debt in three- and six-month comparison. In comparing interest expense for the six months ended June 30, 2009 to the six months ended June 30, 2008, the effect of higher average balances was partially offset by a reduction in the average rate paid on the long-term FHLB debt. The average rate paid on long-term FHLB debt was 3.62% and 3.61%, for the three and six months ended June 30, 2009, respectively.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding that allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. Shareholders’ equity increased $3.2 million, or 2.5%, from $127.0 million at December 31, 2008 to $130.2 million at June 30, 2009.

At June 30, 2009, the Bank had regulatory capital that was well in excess of regulatory requirements. The following table details the Bank’s actual levels and current regulatory capital requirements as of June 30, 2009.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 (core) capital	99,666	29.26%	13,434	4.00%	20,151	6.00%
Total risk-based capital	101,116	30.11%	26,868	8.00	33,585	10.00
Tier 1 leverage capital	99,666	19.79%	20,150	4.00	25,187	5.00
Tangible capital	99,666	19.79%	7,556	1.50	N/A	N/A

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity Management

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring adequate cash flow exists to meet the Company’s needs, including operating, strategic and capital. The Company develops its liquidity management strategies as part of its overall asset/liability management process. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity. At June 30, 2009, cash and cash equivalents totaled $14.0 million. At such date, available-for-sale investment securities totaled $109.8 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2009, certificates of deposit maturing within the next 12 months totaled $111.9 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended June 30, 2009, the average balance of our outstanding FHLB advances was $24.6 million. At June 30, 2009, the Company had $22.9 million in outstanding FHLB advances and had $196.2 million in additional FHLB advances available.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, the Company has significant borrowing capacity available to fund liquidity needs. In recent years, the Company has utilized borrowings as a cost efficient addition to deposits as a source of funds. Our borrowings consist of advances from the FHLB of Dallas, of which the Company is a member. Under terms of the collateral agreement with the FHLB, the Company pledges residential mortgage loans and investment securities as well as the Company’s stock in the FHLB as collateral for such advances.

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

Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. Based on the Company’s interest rate risk model, the table below sets forth our NPV as of June 30, 2009 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Shift in Interest Rates (in bps)	% Change in Projected Net Portfolio Value
+200	(4)%
+100	(1)
-100	—

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

The following table summarizes our outstanding commitments to originate loans, to fund additional amounts of cash at other ATM locations pursuant to existing agreements and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at June 30, 2009 and December 31, 2008.

	Contract Amount
(dollars in thousands)	June 30, 2009	December 31, 2008
Letters of credit	$987	$1,034
Lines of credit	23,481	24,493
Cash invested in other ATM locations	2,184	6,761
Undisbursed portion of loans in process	20,688	18,851
Commitments to originate loans	13,497	34,520

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

The Company is subject to certain claims and litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the financial condition or results of operations of the Company.

RESULTS OF OPERATIONS

The Company reported net income for the second quarter of 2009 of $1.4 million, an increase of $334,000, or 30.3%, compared to the second quarter of 2008. For the six months ended June 30, 2009, the Company reported net income of $3.2 million, an increase of $1.0 million, or 49.0%, from the same period in 2008. Basic and diluted earnings per share were $0.18 for the three months ended June 30, 2009 and $0.39 for the six months ended June 30, 2009. No shares were outstanding in the first six months of 2008.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s net interest spread was 4.18% and 3.65% for the three months ended June 30, 2009 and June 30, 2008, respectively, and 4.11% and 3.50% for the six months ended June 30, 2009 and June 30, 2008, respectively. The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.87% and 4.21% for the three months ended June 30, 2009 and 2008, respectively, and 4.83% and 4.10% for the six months ended June 30, 2009 and June 30, 2008, respectively. The net interest spread and margin ratios increased for the three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008, primarily due to the fall in short-term interest rates during the year and the associated repricing of the Company’s assets and liabilities and changes in the mix of the Company’s assets and liabilities.

Net interest income totaled $6.1 million for the three months ended June 30, 2009, and increase of $1.7 million, or 40.0%, to, compared to $4.4 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, net interest income totaled $12.0 million, an increase of $3.6 million, or 43.4%, compared to $8.3 million for the six months ended June 30, 2008.

Interest income increased $1.1 million, or 16.0%, in the second quarter of 2009, compared to the second quarter of 2008. For the six months ended June 30, 2009, interest income increased $2.1 million, or 15.7%, compared to the six months ended June 30, 2008. The increases in the 2009 three- and six-month periods were primarily due to increases in the average balances of interest-earnings assets, particularly loans and investment securities, which more than offset decreases in the average yields earned on loans and other interest-earning assets.

Interest expense decreased $676,000, or 29.3%, for the second quarter of 2009, compared to the second quarter of 2008. For the six months ended June 30, 2009, interest expense decreased $1.6 million, or 32.0%, compared to the six months ended June 30, 2008. The decreases in the 2009 three- and six-month periods were primarily due to decreases in the average balances of interest-bearing liabilities in addition to decreases in the average rate paid on interest-bearing liabilities as the result of reduced market rates and mix change.

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

	Three Months Ended June 30,
(dollars in thousands)	2009			2008
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)
Interest-earning assets:
Loans receivable(1)	$343,798	$5,597	6.52%	$315,202	$5,393	6.87%
Investment securities	122,098	1,787	5.85	71,999	966	5.36
Other interest-earning assets	37,091	350	3.78	28,095	309	4.43

Total earning assets	502,987	7,734	6.16	415,296	6,668	6.44
Noninterest-earning assets	30,728			27,939

Total assets	$533,715			$443,235

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$142,400	$259	0.73%	$128,762	$399	1.24%
Certificates of deposit	162,756	1,162	2.86	169,786	1,666	3.94

Total interest-bearing deposits	305,156	1,421	1.87	298,548	2,065	2.77
Short-term FHLB borrowings	1,734	3	0.69	12,912	111	3.44
Long-term FHLB debt	22,898	207	3.62	19,900	131	2.63

Total interest-bearing liabilities	329,788	1,631	1.98	331,360	2,307	2.79
Noninterest-bearing liabilities	74,558			61,021

Total liabilities	404,346			392,381
Shareholders’ equity	129,369			50,854

Total liabilities and shareholders’ equity	$533,715			$443,235

Net interest-earning assets	$173,199			$83,936
Net interest spread		$6,103	4.18%		$4,361	3.65%
Net interest margin(2)			4.87%			4.21%

	Six Months Ended June 30,
(dollars in thousands)	2009			2008
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)
Interest-earning assets:
Loans receivable(1)	$341,687	$11,118	6.54%	$313,324	$10,800	6.92%
Investment securities	123,381	3,489	5.66	67,594	1,750	5.18
Other interest-earning assets	35,048	664	3.82	27,991	650	4.67

Total earning assets	500,116	15,271	6.13	408,909	13,200	6.48
Noninterest-earning assets	29,686			27,304

Total assets	$529,802			$436,213

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$137,882	$499	0.73%	$130,900	$934	1.43%
Certificates of deposit	160,028	2,349	2.96	172,090	3,518	4.11

Total interest-bearing deposits	297,910	2,848	1.93	302,990	4,452	2.95
Short-term FHLB borrowings	7,503	38	1.01	12,505	149	2.40
Long-term FHLB debt	22,977	415	3.61	11,973	254	4.26

Total interest-bearing liabilities	328,390	3,301	2.02	327,468	4,855	2.98
Noninterest-bearing liabilities	71,896			57,703

Total liabilities	400,286			385,171
Shareholders’ equity	129,516			51,042

Total liabilities and shareholders’ equity	$529,802			$436,213

Net interest-earning assets	$171,726			$81,441
Net interest spread		$11,970	4.11%		$8,345	3.50%
Net interest margin(2)			4.83%			4.10%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(2)	Equals net interest income divided by average interest-earning assets.

Interest income includes interest income earned on earning assets as well as applicable loan fees earned. Interest income that would have been earned on nonaccrual loans had they been on accrual status is not included in the data reported above.

Provision for Loan Losses – For the quarter ended June 30, 2009, the Company recorded a provision for loan losses of $248,000, compared to a provision of $98,000 for the same period in 2008. For the six months ended June 30, 2009, the Company recorded a provision of $422,000, compared to a provision of $69,000 for the same period in 2008. The amount of provision for loan losses during the three and six months ended June 30, 2009 primarily reflects growth in total loans from June 30, 2008 to June 30, 2009 as a result of new loan originations, as well as increasing levels of commercial loans. The Company increased its provision during the second quarter of 2009 due to its consideration of, among other factors, rising unemployment rates in the Company’s market and general economic conditions.

Noninterest Income – The Company’s noninterest income was $1.0 million for the three months ended June 30, 2009, $172,000, or 20.7%, higher than the $834,000 in noninterest income earned for the same period in 2008. Gains on the sale of mortgage loans increased $94,000 as a result of increased mortgage refinancing prompted by the current low interest rate environment. A higher volume of transactions processed in the second quarter of 2009 from the same period of 2008 resulted in a $23,000 increase in service fees and charges and a $49,000 increase in bank card fees in the second quarter of 2009, compared to the second quarter of 2008.

Noninterest income increased $366,000, or 22.9%, for the six months ended June 30, 2009 to $2.0 million from $1.6 million for same period of 2008. The primary reasons for the increase in the 2009 period compared to the 2008 period were increases in gains on the sale of mortgage loans of $164,000, bank card fees of $102,000, and service fees and charges on deposit accounts of $71,000.

Noninterest Expense – The Company’s noninterest expense was $4.6 million for the three months ended June 30, 2009, $1.2 million, or 35.5%, higher than the $3.4 million incurred for the same period in 2008. For the six months ended June 30, 2009, noninterest expense was $8.6 million, an increase of $2.0 million, or 29.9%, from $6.7 million incurred during the six months ended June 30, 2008. The primary reason for the increase in noninterest expense relates to increases of $454,000 and $683,000 in compensation and benefits expense in the three- and six-month comparison, respectively. Compensation and benefits expense has increased primarily due to three factors: 1) the Bank’s expansion into Baton Rouge, where two full-service banking offices were opened during the second half of 2008; 2) the employee stock ownership plan (“ESOP”), which commenced during the fourth quarter of 2008; and 3) award grants under the stock option and recognition and retention plans approved by the Company’s shareholders in May 2009. Award grants were issued in May 2009 under the stock option and recognition and retention plans resulting in an aggregate $182,000 of related expense for the second quarter of 2009. Based on grants awarded by the stock option and recognition and retention plans to date, the Company anticipates compensation expense related to these plans of approximately $350,000 per quarter during the five-year vesting period. Regulatory fees increased primarily due to a $200,000 (pre-tax) special FDIC assessment of five basis points assessed on all FDIC-insured depository institutions, which was accrued in the second quarter of 2009. In addition, the FDIC has also increased the base insurance premium assessment on deposits. Other increases in noninterest expense were the result of higher professional and other fees due to the increased cost of operating as a public company and the Louisiana bank shares tax.

Income Taxes – For the quarters ended June 30, 2009 and June 30, 2008, the Company incurred income tax expense of $782,000 and $569,000, respectively. The Company’s effective tax rate amounted to 35.3% and 34.0% during the second quarters of 2009 and 2008, respectively. For the six months ended June 30, 2009 and June 30, 2008, income tax expense was $1.7 million and $1.1 million, respectively. The effective tax rates for the six months ended June 30, 2009 and June 30, 2008 were 35.0% and 34.0%, respectively. The difference between the effective tax rate and the statutory tax rate primarily relates to variances in items that are non-taxable or non-deductible.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/ Liability Management and Market Risk”. Additional information at June 30, 2009 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

Item 4. Controls and Procedures.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for December 31, 2008 filed with the Securities and Exchange Committee.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds.

The Company’s purchases of its common stock made during the quarter consisted solely of purchases to fund the 2009 Recognition and Retention Plan and Trust, which is an affiliate of the Company, and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
April 1 - April 30, 2009	—	$—	—	357,075
May 1 - May 31, 2009	263,500	11.61	263,500	93,575
June 1 - June 30, 2009	200	11.55	263,700	93,375

Total	263,700	$11.61	263,700	93,375

(1)

On May 12, 2009, shareholders of the Company approved the 2009 Recognition and Retention Plan and Trust Agreement (“2009 RRP”) authorizing the purchase of up to 357,075 shares of the Company’s common stock. Purchases to fund the 2009 RRP are expected to continue until the plan is fully funded.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 12, 2009, the Company held its annual shareholders meeting where shareholders voted upon the election of Directors and Home Bancorp’s 2009 Stock Option Plan and the 2009 Recognition and Retention Plan.

Henry W. Busch, Jr., Lester J. Daily, and John A. Hendry were re-elected to the Company’s Board of Directors for three-year terms to expire at the annual shareholders meeting in 2012, or upon retirement.

The results of the election were as follows:

Nominee	For	Authority Withheld
Henry W. Busch, Jr.	7,489,863	186,147
Lester J. Dailey	7,384,005	292,005
John A. Hendry	7,565,214	110,796

There were no abstentions or broker non-votes related to the election of directors.

The shareholders approved the 2009 Stock Option Plan and the 2009 Recognition and Retention Plan. The results were as follows:

Plan	For	Against	Abstain	Broker Non-votes
2009 Stock Option Plan	5,311,754	259,555	114,085	1,990,616
2009 Recognition and Retention Plan	5,159,708	375,639	150,047	1,990,616

Item 5. Other Information.

None.

Item 6. Exhibits and Financial Statement Schedules.

No.	Description
31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer
31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer
32.0	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP, INC.

August 13, 2009	By:	/s/ John W. Bordelon
John W. Bordelon
President and Chief Executive Officer

August 13, 2009	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer

August 13, 2009	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank First Vice President and Controller