Form 10-Q
period 2009-09-30
HOME BANCORP, INC.
filed 2009-11-13
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2009

or

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

At November 12, 2009, the registrant had 8,800,275 shares of common stock, $0.01 par value, outstanding.

HOME BANCORP, INC. and SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) September 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$37,352,620	$20,150,248
Interest-bearing deposits in banks	3,150,000	1,685,000
Cash invested at other ATM locations	8,802,596	24,243,780
Securities available for sale, at fair value	105,049,877	114,235,261
Securities held to maturity (fair values of $11,512,705 and $4,134,153, respectively)	11,372,044	4,089,466
Mortgage loans held for sale	2,060,453	996,600
Loans, net of unearned income	340,222,334	335,568,071
Allowance for loan losses	(3,271,926)	(2,605,889)

Loans, net	336,950,408	332,962,182

Office properties and equipment, net	15,309,879	15,325,997
Cash surrender value of bank-owned life insurance	5,461,662	5,268,817
Accrued interest receivable and other assets	7,900,029	9,439,637

Total Assets	$533,409,568	$528,396,988

Liabilities
Deposits:
Noninterest-bearing	$66,305,294	$67,047,799
Interest-bearing	310,330,219	287,097,306

Total deposits	376,635,513	354,145,105
Short-term Federal Home Loan Bank (FHLB) borrowings	-	21,500,000
Long-term Federal Home Loan Bank (FHLB) debt	19,879,026	22,920,795
Accrued interest payable and other liabilities	4,302,342	2,868,362

Total Liabilities	400,816,881	401,434,262

Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,926,875 shares issued and outstanding	89,270	89,270
Additional paid-in capital	87,714,515	87,182,281
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(6,784,420)	(7,052,230)
Recognition and Retention Plan (RRP)	(4,057,177)	-
Retained earnings	57,415,818	52,055,071
Accumulated other comprehensive loss	(1,785,319)	(5,311,666)

Total Shareholders’ Equity	132,592,687	126,962,726

Total Liabilities and Shareholders’ Equity	$533,409,568	$528,396,988

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2009	2008	2009	2008
Interest Income
Loans, including fees	$5,616,351	$5,455,503	$16,734,665	$16,255,952
Investment securities	1,722,460	1,054,336	5,211,929	2,804,997
Other investments and deposits	296,759	387,095	960,011	1,036,913

Total interest income	7,635,570	6,896,934	22,906,605	20,097,862

Interest Expense
Deposits	1,371,889	1,875,504	4,219,932	6,327,808
Short-term borrowings	69	159,472	37,749	305,325
Long-term debt	186,099	120,669	601,594	378,117

Total interest expense	1,558,057	2,155,645	4,859,275	7,011,250

Net interest income	6,077,513	4,741,289	18,047,330	13,086,612
Provision for loan losses	287,061	92,500	709,210	161,437

Net interest income after provision for loan losses	5,790,452	4,648,789	17,338,120	12,925,175

Noninterest Income
Service fees and charges	471,925	428,529	1,370,769	1,255,994
Bank card fees	277,375	241,511	820,635	682,877
Gain on sale of loans, net	105,149	41,555	420,441	192,553
Income from bank-owned life insurance	66,082	66,985	192,845	194,857
Other income	29,159	33,238	110,280	85,195

Total noninterest income	949,690	811,818	2,914,970	2,411,476

Noninterest Expense
Compensation and benefits	2,849,756	2,207,930	7,788,637	6,455,640
Occupancy	325,581	297,149	971,983	887,086
Marketing and advertising	131,119	92,830	453,051	409,403
Data processing and communication	328,686	315,601	1,048,884	1,017,349
Professional services	267,118	69,422	729,053	235,169
Forms, printing and supplies	86,300	97,342	290,676	258,963
Franchise and shares tax	226,250	-	678,750	-
Regulatory fees	155,559	41,672	490,725	112,998
Other expenses	298,092	230,962	865,236	636,413

Total noninterest expense	4,668,461	3,352,908	13,316,995	10,013,021

Income before income tax expense	2,071,681	2,107,699	6,936,095	5,323,630
Income tax expense	574,244	715,524	2,278,120	1,808,941

Net Income	$1,497,437	$1,392,175	$4,657,975	$3,514,689

Earnings per share:
Basic	$0.18	N/A	$0.57	N/A

Diluted	$0.17	N/A	$0.56	N/A

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2007	$-	$-	$-	$-	$49,339,479	$43,641	$49,383,120
Comprehensive income:
Net income					3,514,689		3,514,689
Change in unrealized gain on securities available for sale, net of taxes						(1,709,382)	(1,709,382)

Total comprehensive income							1,805,307

Balance, September 30, 2008	$-	$-	$-	$-	$52,854,168	$(1,665,741)	$51,188,427

Balance, December 31, 2008	$89,270	$87,182,281	$(7,052,230)	$-	$52,055,071	$(5,311,666)	$126,962,726
Comprehensive income:
Net income					4,657,975		4,657,975
Change in unrealized loss on securities available for sale, net of taxes						3,526,347	3,526,347

Total comprehensive income							8,184,322

Cumulative effect adjustment (see Note 3)					702,772		702,772
Cost of issuance of common stock		(13,895)					(13,895)
Common stock purchased for recognition and retention plan				(4,057,177)			(4,057,177)
ESOP shares released for allocation		28,011	267,810				295,821
Share-based compensation cost		518,118					518,118

Balance, September 30, 2009	$89,270	$87,714,515	$(6,784,420)	$(4,057,177)	$57,415,818	$(1,785,319)	$132,592,687

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$4,657,975	$3,514,689

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	709,210	161,437
Depreciation	659,362	606,361
Mortgage servicing amortization	9,747	16,497
Federal Home Loan Bank stock dividends	(3,900)	(25,400)
Gain on sale of fixed assets, net	(400)	-
Amortization of premium/discount on investments, net	(567,120)	1,313,376
Gains on loans sold, net	(420,441)	(192,553)
Proceeds, including principal payments, from loans held for sale	60,360,305	25,344,755
Originations of loans held for sale	(61,003,717)	(24,258,752)
Non-cash compensation	813,939	-
Deferred income tax provision (benefit)	644,912	(32,739)
Increase in accrued interest receivable and other assets	(1,789,875)	(1,149,016)
Increase in cash surrender value of bank-owned life insurance	(192,845)	(194,857)
Increase in accrued interest payable and other liabilities	1,241,649	6,262,374

Net cash provided by operating activities	5,118,801	11,366,172

Cash flows from investing activities
Purchases of available-for-sale investment securities	(11,432,148)	(38,272,266)
Purchases of held-to-maturity investment securities	(8,150,000)	-
Proceeds from payments on available-for-sale investment securities	27,596,446	13,068,462
Proceeds from maturities and calls of available-for-sale investment securities	-	2,000,000
Proceeds from payments on held-to-maturity investment securities	863,387	816,989
Decrease (increase) in cash invested at other ATM locations	15,441,184	(3,554,426)
Net increase in loans	(4,697,436)	(9,067,010)
(Increase) decrease in interest-bearing deposits in banks	(1,465,000)	2,475,000
Proceeds from sale of real estate owned	36,515	3,710
Purchases of Federal Home Loan Bank stock	-	(1,325,100)
Proceeds from redemption of Federal Home Loan Bank stock	655,900	-
Proceeds from sale of properties and equipment	400	-
Purchases of office properties and equipment	(643,244)	(2,408,486)

Net cash provided by (used in) investing activities	18,206,004	(36,263,127)

Cash flows from financing activities
Increase (decrease) in deposits	22,490,408	(60,217)
Proceeds from Federal Home Loan Bank advances	561,600,000	424,900,000
Payments on Federal Home Loan Bank advances	(586,141,769)	(425,940,014)
Cost of issuance of common stock	(13,895)	-
Repurchase of common stock for recognition and retention plan	(4,057,177)	-
Cash received for common stock subscriptions	-	74,640,116

Net cash (used in) provided by financing activities	(6,122,433)	73,539,885

Net increase in cash and cash equivalents	17,202,372	48,642,930
Cash and cash equivalents at beginning of period	20,150,248	11,746,082

Cash and cash equivalents at end of period	$37,352,620	$60,389,012

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

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine-month period ended September 30, 2009, are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2008.

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

2. Accounting Developments

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 – Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. ASU 2009-01 amends the FASB Accounting Standards Codification (“ASC”) for the issuance of FASB Statement (“SFAS”) No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. ASU 2009-1 includes SFAS 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The FASB Accounting Standards Codification TM (“Codification”) became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. As of the effective date of this Statement, September 15, 2009, the Codification supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is no longer authoritative. This Statement is effective for the Company’s financial statements beginning in the interim period ended September 30, 2009.

Following this Statement, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force (“EITF”) Abstracts. Instead, it now issues Accounting Standards Updates. The FASB does not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Upon becoming effective, all of the content of the Codification carries the same level of authority, effectively superseding SFAS 162. In other words, the GAAP hierarchy has been modified to include only two levels of GAAP: authoritative and non-authoritative. As a result, this Statement replaces SFAS 162 to indicate this change to the GAAP hierarchy. The adoption of the Codification and ASU 2009-01 did not have any effect on the Company’s results of operations or financial position. All references to accounting literature included in the notes to the financial statements have been changed to reference the appropriate sections of the Codification.

In June 2009, the FASB issued Accounting Standards Update No. 2009-02, Omnibus Update – Amendments to Various Topics for Technical Corrections. The adoption of ASU 2009-02 did not have a material effect on the Company’s results of operations, financial position or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-03, SEC Update – Amendments to Various Topics Containing SEC Staff Accounting Bulletins. ASU 2009-03 represents technical corrections to various topics containing SEC Staff Accounting Bulletins to update cross-references to Codification text. This ASU did not have a material effect on the Company’s results of operations, financial position or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-04, Accounting for Redeemable Equity Instruments – Amendment to Section 480-10-S99. ASU 2009-04 represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, Classification and Measurement of Redeemable Securities. ASU 2009-04 did not have a material effect on the Company’s results of operations, financial position or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of ASC Topic 820. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1)	A valuation technique that uses:

a.	The quoted price of the identical liability when traded as an asset

b.	Quoted prices for similar liabilities or similar liabilities when traded as assets.

2)	Another valuation technique that is consistent with the principles of ASC Topic 820. Two examples would be an income approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

The amendments in ASU 2009-5 also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in ASU 2009-5 is effective for the Company in the fourth quarter of 2009. Because the Company does not currently have any liabilities that are recorded at fair value, the adoption of this guidance will not have any impact on the Company’s results of operations, financial position or disclosures.

In September 2009, the FASB issued Accounting Standards Update No. 2009-06, Income Taxes (Topic 740) – Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. ASU 2009-06 provides additional implementation guidance on accounting for uncertainty in income taxes by addressing 1) whether income taxes paid by an entity are attributable to the entity or its owners, 2) what constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity, and 3) how accounting for uncertainty in income taxes should be applied when a group of related entities comprise both taxable and nontaxable entities. ASU 2009-06 also eliminates certain disclosure requirements for nonpublic entities. The guidance and disclosure amendments included in ASU 2009-06 were effective for the Company in the third quarter of 2009 and had no impact on the Company’s results of operations, financial position or disclosures.

3. Investment Securities

Summary information regarding investment securities classified as available for sale and held to maturity as of September 30, 2009 and December 31, 2008 follows.

(dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
September 30, 2009			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$63,262	$1,864	$2	$1	$65,123
Non-U.S. agency mortgage-backed	44,493	349	665	4,250	39,927

Total available for sale	$107,755	$2,213	$667	$4,251	$105,050

Held to maturity:
U.S. agency mortgage-backed	$4,008	$54	$-	$-	$4,062
Municipal bonds	1,364	84	-	-	1,448
U.S. government agency securities	6,000	6	3	-	6,003

Total held to maturity	$11,372	$144	$3	$-	$11,513

(1)	Net of other than temporary impairment charges.

(dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2008			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$71,175	$613	$307	$1	$71,480
Non-U.S. agency mortgage-backed	51,108	56	8,339	70	42,755

Total available for sale	$122,283	$669	$8,646	$71	$114,235

Held to maturity:
U.S. agency mortgage-backed	$2,545	$25	$-	$-	$2,570
Municipal bonds	1,544	25	5	-	1,564

Total held to maturity	$4,089	$50	$5	$-	$4,134

(1)	Net of other than temporary impairment charges.

The amortized cost and estimated fair value by maturity of investment securities at September 30, 2009 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security, in particular certain U.S. agency securities and obligations of states and political subdivisions, may differ from its contractual maturity because of the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Fair Value

Securities available for sale:
U.S. agency mortgage-backed	$-	$5,066	$1,768	$58,289	$65,123
Non-U.S. agency mortgage-backed	-	-	3,883	36,044	39,927

Total available for sale	-	5,066	5,651	94,333	105,050

Securities held to maturity:
U.S. agency mortgage-backed	-	1,973	2,089	-	4,062
Municipal bonds	-	640	808	-	1,448
U.S. government agency securities	-	-	6,003	-	6,003

Total held to maturity	-	2,613	8,900	-	11,513

Total investment securities	$-	$7,679	$14,551	$94,333	$116,563

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Amortized Cost

Securities available for sale:
U.S. agency mortgage-backed	$-	$4,926	$1,671	$56,665	$63,262
Non-U.S. agency mortgage-backed	-	-	3,805	40,688	44,493

Total available for sale	-	4,926	5,476	97,353	107,755

Securities held to maturity:
U.S. agency mortgage-backed	-	1,924	2,084	-	4,008
Municipal bonds	-	605	759	-	1,364
U.S. government agency securities	-	-	6,000	-	6,000

Total held to maturity	-	2,529	8,843	-	11,372

Total investment securities	$-	$7,455	$14,319	$97,353	$119,127

Management evaluates securities for other than temporary impairment at least quarterly, and more frequently when economic and market conditions warrant such evaluations. Consideration is given to (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the Company’s intent to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost, which may extend to maturity and its ability and intent to hold the security for a period of time that allows for the recovery in value in the case of equity securities.

The FASB’s ASC Topic on Debt and Equity Securities was updated recently to provide additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. Upon adoption of the new guidance on April 1, 2009, the Company recognized a cumulative effect adjustment in retained earnings from accumulated other comprehensive income to reclassify other than temporary impairments previously taken under the former authoritative accounting guidance for securities held as of April 1, 2009. In accordance with the guidance, the Company determined that of the $2,833,000 in other than temporary impairments previously recorded in earnings on investments available for sale as of April 1, 2009, $1,065,000 of these impairments are not considered other than temporary. As a result, the Company increased the amortized cost basis of these investments available for sale by $1,065,000. The cumulative effect adjustment resulted in a decrease in accumulated other comprehensive income and an increase in retained earnings totaling $703,000 (net of tax). The cumulative effect adjustment had no net effect on the Company’s shareholders’ equity or previously reported net income.

The Company developed a process to identify securities that could potentially have a credit impairment that is other than temporary. This process involves evaluating each security for impairment by monitoring credit performance, collateral type, collateral geography, bond credit support, loan-to-value ratios, credit scores, loss severity levels, pricing levels, downgrades by rating agencies, cash flow projections and other factors as indicators of potential credit issues. The Company performs a credit analysis based on different credit scenarios at least quarterly to detect impairment on its investment securities. When the Company determines that a security is deemed to be other than temporarily impaired, an impairment loss is recognized.

4. Earnings Per Share

Earnings per common share were computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2009	2008	2009	2008

Numerator:
Income applicable to common shares	$1,497	$1,392	$4,658	$3,515

Denominator:
Weighted average common shares outstanding	8,532	N/A	8,295	N/A
Effect of dilutive securities:
Stock options	32	N/A	12	N/A

Weighted average common shares outstanding – assuming dilution	8,564	N/A	8,307	N/A

Earnings per common share	$0.18	N/A	$0.57	N/A
Earnings per common share – assuming dilution	$0.17	N/A	$0.56	N/A

Options on 815,080 shares of common stock were not included in computing diluted earnings per shares for the three and nine months ended September 30, 2009 because the effect of these shares was anti-dilutive. The Company completed its initial public stock offering (“IPO”) on October 2, 2008 and began trading on the Nasdaq Global Market on October 3, 2008. Therefore, no shares were outstanding during the first nine months of 2008.

5. Fair Value Disclosures

The Company groups its financial assets and liabilities measured at fair value in three levels as required by the Fair Value Measurements and Disclosures Topic of the FASB ASC. Under this guidance, fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the inputs used to develop those assumptions and measure fair value. The hierarchy requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using pricing models or quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Examples may include certain collateralized mortgage obligations. The Company’s investment portfolio does not include Level 3 securities as of September 30, 2009.

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

		Fair Value Measurements Using
(dollars in thousands)	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. agency mortgage-backed	$65,123	$-	$65,123	$-
Non-U.S. agency mortgage-backed	$39,927	$-	$39,927	$-

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the table above. Impaired loans are level 2 assets measured using appraisals from third parties of the collateral less any prior liens. As of September 30, 2009, the fair value of impaired loans was $1,461,000.

The FASB ASC Topic on Financial Instruments requires the disclosure of each class of financial instruments for which it is practicable to estimate. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The Topic on Financial Instruments excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

The fair value of demand deposits, savings, and interest-bearing demand deposits is the amount payable on demand. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for certificates of similar remaining maturities.

The carrying amount of the FHLB advances is estimated using the rates currently offered for advances of similar maturities.

The fair value of off-balance sheet financial instruments as of September 30, 2009 was immaterial.

	September 30, 2009		December 31, 2008
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$37,353	$37,353	$20,150	$20,150
Certificates of deposit in other institutions	3,150	3,150	1,685	1,685
Cash invested at other ATM locations	8,803	8,803	24,244	24,244
Investment securities	116,422	116,563	118,325	118,369
Loans and mortgage loans held for sale, net	339,011	347,686	333,959	343,293
FHLB stock	1,433	1,433	2,085	2,085

Financial Liabilities:
Deposits	$376,636	$373,068	$354,145	$356,865
Short-term FHLB borrowings	-	-	21,500	21,500
Long-term FHLB debt	19,879	18,861	22,921	22,921

6. Share-based Payment Arrangements

The Company’s shareholders approved the 2009 Stock Option Plan and the 2009 Recognition and Retention Plan on May 12, 2009 to provide incentives and awards for directors, officers, and employees of the Company and its subsidiary. These plans are administered by a committee appointed by the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards. In accordance with the requirements of the FASB ACS Topic on Stock Compensation, the Company has adopted a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

Stock Option Plan

The Company issues stock options under the 2009 Stock Option Plan to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years. The stock options granted were issued with vesting periods of five years. The maximum number of shares issuable under the 2009 Stock Option Plan is 892,687, subject to adjustment. As of September 30, 2009, options had been granted under the 2009 Stock Option Plan for 815,080 shares.

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

At September 30, 2009, there was $2,599,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a period of 4.6 years.

For the three and nine months ended September 30, 2009, the Company recognized $142,000 and $219,000 in compensation cost related to stock options, respectively, which is included in compensation and benefits expense in the accompanying consolidated statements of income.

The following table represents stock option activity for the nine months ended September 30, 2009 is presented below:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	-	$-	-	$-
Granted	815,080	11.45		587,000

Outstanding at September 30, 2009	815,080	$11.45	9.6	$587,000

Exercisable at September 30, 2009	-	$-	-	$-

Recognition and Retention Plan

In May 2009, the shareholders of the Company approved the 2009 Recognition and Retention Plan (the “RRP”). A total of 357,075 shares of the Company’s outstanding common stock, or 4% of total shares outstanding, were approved for restricted stock awards under the RRP. During 2009, the Company purchased in the open market all shares required to fund the RRP at an average cost of $11.81 per share. At September 30, 2009, the cost of such shares held by the RRP totaled $4,057,000, which is included in the Company’s unallocated common stock held by the RRP on the consolidated statements of financial condition.

The Company issues restricted stock under the RRP for directors, officers and other key employees. The RRP allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock have the right to vote the shares as awards are earned. The unearned compensation related to these awards is amortized to compensation expense over the five-year vesting period. The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of September 30, 2009, unearned share-based compensation associated with these awards totaled $3,544,000.

For the three and nine months ended September 30, 2009, the Company recognized $193,000 and $299,000 in compensation cost related to restricted stock grants, respectively, which is included in compensation and benefits expense in the accompanying consolidated financial statements.

The following table represents unvested restricted stock activity for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance, beginning of year	-	-	-	-
Granted	-	-	335,600	-

Balance, end of period	-	-	335,600	-

7. Subsequent Events

The Company evaluated the need for disclosures and/or adjustments resulting from subsequent events through November 13, 2009, the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments under general accounting standards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. and its subsidiary, Home Bank, from December 31, 2008 to September 30, 2009 and on its results of operations for the three and nine months ended September 30, 2009 and September 30, 2008. Home Bancorp, Inc. was newly organized and owned no assets during any period prior to October 2, 2008. Therefore, the financial information for any period prior to October 2, 2008 presented in this report is that of Home Bank only. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

Forward-Looking Statements

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company or Bank, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of the words “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s or the Bank’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008.

EXECUTIVE OVERVIEW

During the third quarter of 2009, the Company earned $1.5 million, representing a $105,000, or 7.6%, increase compared to the third quarter of 2008. For the nine months ended September 30, 2009, net income was $4.7 million, an increase of $1.1 million, or 32.5%, over net income for the nine months ended September 30, 2008. Diluted earnings per share were $0.17 and $0.56 for the three and nine months ended September 30, 2009, respectively. No shares were outstanding during the first nine months of 2008. Key components of the Company’s performance in the third quarter of 2009 are summarized below.

•	Assets totaled $533.4 million at September 30, 2009, up $5.0 million, or 0.9%, from December 31, 2008. The increase was primarily driven by commercial loan growth.

•

Loans totaled $340.2 million at September 30, 2009, an increase of $4.7 million, or 1.4%, from December 31, 2008. The Company’s loan mix continues to change as commercial loan balances have grown, while 1-4 family mortgage loans have decreased. Commercial loans (including commercial real estate, construction and land, multi-family residential, and other commercial loans) increased by an aggregate of $14.1 million, or 8.8%, during the first nine months of 2009.

•

Customer deposits totaled $376.6 million at September 30, 2009, an increase of $22.5 million, or 6.4%, from December 31, 2008. Core deposits (i.e., demand deposit, money market and savings accounts) experienced strong growth in the first nine months of 2009, increasing $17.6 million, or 8.9%.

•

Interest income increased $739,000, or 10.7%, in the third quarter of 2009, compared to the third quarter of 2008. For the nine months ended September 30, 2009, interest income increased $2.8 million, or 14.0%, compared to the nine months ended September 30, 2008. The increases in the three and nine months ended September 30, 2009 were primarily due to increases in the average balances of interest-earning assets, particularly loans and investment securities, which more than offset decreases in the average yields earned on loans and other interest-earning assets.

•

Interest expense decreased $598,000, or 27.7%, for the third quarter of 2009, compared to the third quarter of 2008. For the nine months ended September 30, 2009, interest expense decreased $2.2 million, or 30.7%, compared to the nine months ended September 30, 2008. The decreases in the three and nine months ended September 30, 2009 were primarily due to decreases in the average rate paid on interest-bearing liabilities as a result of reduced market rates of interest and changes in the composition of our interest-bearing liabilities.

•

The provision for loan losses totaled $287,000 for the third quarter of 2009, an increase of $195,000 compared to the third quarter of 2008. For the nine months ended September 30, 2009, the provision for loan losses increased $548,000 from the nine months ended 2008. As of September 30, 2009, the allowance for loan losses as a percentage of total loans was 0.96%, compared to 0.78% at December 31, 2008. Net charge-offs for the first nine months of 2009 were $43,000, compared to $85,000 for the same period of 2008.

•

Noninterest income increased $138,000, or 17.0%, in the third quarter of 2009, compared to the third quarter of 2008. For the nine months ended September 30, 2009, noninterest income increased $503,000, or 20.9%, compared to the same period in 2008. The increases were primarily the result of increased gains on the sale of mortgage loans and higher levels of bank card fees and service fees and charges on deposit accounts.

•

Noninterest expense for the third quarter of 2009 increased $1.3 million, or 39.2%, compared to the same quarter a year ago. In the nine-month comparison, noninterest expense increased $3.3 million, or 33.0%, from 2008 to 2009. Noninterest expense levels have increased over the past year due primarily to increased compensation and benefits expense resulting from our Baton Rouge expansion, where two full-service banking offices were opened during the second half of 2008, as well as expense related to the employee stock ownership plan (“ESOP”) and the stock option and recognition and retention plans. Additionally, noninterest expense for the nine months ended September 30, 2009 includes the FDIC’s special assessment of $200,000 that the Company accrued in the second quarter.

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – The loan portfolio increased $4.7 million, or 1.4%, during the first nine months of 2009. The following table shows the composition of the Company’s loan portfolio as of the dates indicated.

	September 30, 2009	December 31, 2008	Increase (Decrease)
(dollars in thousands)			Amount	Percent
Real estate loans:
One- to four-family first mortgage	$125,157	$138,173	$(13,016)	(9.4)%
Home equity loans and lines	24,258	23,127	1,131	4.9
Commercial real estate	91,964	84,096	7,868	9.4
Construction and land	42,619	35,399	7,220	20.4
Multi-family residential	6,077	7,142	(1,065)	(14.9)

Total real estate loans	290,075	287,937	2,138	0.7

Other loans:
Commercial	34,521	34,434	87	0.3
Consumer	15,626	13,197	2,429	18.4

Total other loans	50,147	47,631	2,516	5.3

Total loans	$340,222	$335,568	$4,654	1.4%

Commercial real estate loan growth during 2009 has primarily been driven by loans on owner-occupied office buildings in the Bank’s market areas. Construction and land loan growth during the year is primarily attributable to loans to builders on pre-sold single-family residential properties in the Bank’s market areas. Consumer loan growth in 2009 relates primarily to mobile home loans.

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

Real estate which is acquired as a result of foreclosure is classified as foreclosed property until sold. Foreclosed property is recorded at the lower of cost, which is the carrying value of the loan, or fair value less estimated selling costs. Costs associated with acquiring and improving a foreclosed property are usually capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs. Holding costs are charged to expense. Gains and losses on the sale of real estate owned are charged to operations, as incurred.

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, multi-family residential, construction and land, and commercial business loans are individually evaluated for impairment. As of September 30, 2009 and December 31, 2008, impaired loans amounted to $1.5 million and $1.8 million, respectively. The amount of the allowance for loan losses allocated to impaired loans totaled $351,000 as of September 30, 2009 and $122,000 as of December 31, 2008.

Federal regulations and internal policies require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Company has incorporated an internal asset classification system, substantially consistent with Federal banking regulations, as a part of our credit monitoring system. Federal banking regulations set forth a classification scheme for problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

The Company reviews and classifies assets monthly. The Board of Directors is provided with monthly reports on our classified assets. Assets are classified in accordance with the management guidelines described above. As of September 30, 2009, the Company had $3.8 million of assets classified as substandard, compared to $1.7 million as of December 31, 2008. There were no assets classified as doubtful or loss at September 30, 2009 or December 31, 2008.

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, amounted to $2.7 million, or 0.5% of total assets, at September 30, 2009, compared to $1.5 million, or 0.3% of total assets, at December 31, 2008. The following table sets forth the composition of the Company’s nonperforming assets and troubled debt restructurings as of the dates indicated.

(dollars in thousands)	September 30, 2009	December 31, 2008
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$1,685	$871
Home equity loans and lines	545	156
Commercial real estate and multi-family	201	362
Construction and land	169	-
Other loans:
Commercial	6	9
Consumer	110	29

Total nonaccrual loans	2,716	1,427
Accruing loans 90 days or more past due	-	-

Total nonperforming loans	2,716	1,427
Foreclosed property	-	37

Total nonperforming assets	2,716	1,464
Performing troubled debt restructurings	798	449

Total nonperforming assets and troubled debt restructurings	$3,514	$1,913

Nonperforming loans to total loans	0.80%	0.43%
Nonperforming loans to total assets	0.51%	0.27%
Nonperforming assets to total assets	0.51%	0.28%

Net charge-offs for the third quarter of 2009 were $37,000, compared to $80,000 for the same quarter last year. Net charge-offs for the nine months ended September 30, 2009 were $43,000, compared to $85,000 for the same nine-month period last year.

Allowance for Loan Losses – The allowance for loan losses is established through provisions for loan losses. The Company maintains the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses at least quarterly in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio. Our evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing loans, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. Based on this evaluation, management assigns risk rankings to segments of the loan portfolio. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require management to make additional provisions for estimated loan losses based upon judgments different from those of management.

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

The following table presents the activity in the allowance for loan losses during the first nine months of 2009.

(dollars in thousands)	Amount
Balance, December 31, 2008	$2,606
Provision charged to operations	709
Loans charged off	(58)
Recoveries on charged off loans	15

Balance, September 30, 2009	$3,272

The allowance for loan losses amounted to 0.96% of total loans and 120.5% of total nonperforming loans at September 30, 2009, compared to 0.78% and 182.6%, respectively, at December 31, 2008. The Company increased its ratio of allowance for loan losses to total loans due to, among other factors, consideration of the rising unemployment rate in the Company’s markets and general economic conditions.

Investment Securities

The investment securities portfolio decreased by an aggregate of $1.9 million, or 1.6%, during the first nine months of 2009, as principal payments and calls of securities available for sale more than offset purchases. Securities available for sale made up the vast majority of the investment securities portfolio at September 30, 2009.

The following table summarizes activity in the Company’s investment securities portfolio during the first nine months of 2009.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2008	$114,235	$4,089
Purchases	11,432	8,150
Principal payments and calls	(27,596)	(863)
(Amortization) of premiums and accretion of discounts	571	(4)
Increase in market value	5,343	-
Cumulative effect adjustment	1,065	-

Balance, September 30, 2009	$105,050	$11,372

At September 30, 2009, the Company had an unrealized loss position on its available for sale investment securities portfolio of $2.6 million, compared to an unrealized loss of $8.0 million at December 31, 2008. The unrealized loss position in the market value of the investment securities portfolio relates primarily to our non-agency mortgage-backed securities holdings. The non-agency mortgage-backed securities portfolio totaled $44.5 million, or 8.3% of total assets, at September 30, 2009. The unrealized loss position of these securities reflects, among other factors, the impact that an illiquid market and distressed sales have had on the market value of non-agency mortgage-backed securities.

In the second quarter of 2009, the Company adopted the new guidance issued on FASB’s ASC Topic on Debt and Equity Securities, which was updated to provide additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. As a result of its adoption, the Company recovered the market illiquidity portion of an investment security deemed impaired in the fourth quarter of 2008. The amortized cost of the security increased $1.1 million and the tax adjusted amount was applied to beginning retained earnings as a cumulative effect adjustment of $703,000.

The Company developed a process to identify non-agency mortgage-backed securities that could potentially have a credit impairment that is other than temporary. This process involves evaluating each security for impairment by monitoring credit performance, collateral type, collateral geography, bond credit support, loan-to-value ratios, credit scores, loss severity levels, pricing levels, downgrades by rating agencies, cash flow projections and other factors as indicators of potential credit issues. The Company performs a credit analysis based on different credit scenarios at least quarterly to detect impairment on its investment securities. When the Company determines that a security is deemed to be other than temporarily impaired, an impairment loss is recognized.

The following table summarizes the Company’s non-agency mortgage-backed securities portfolio as of September 30, 2009 (dollars in thousands).

Collateral	Tranche	S&P Rating	# of Securities	Amortized Cost	Unrealized Gain (Loss)
Prime	Super senior	AAA	5	$10,667	$194
Prime	Super senior	Below investment grade	2	2,639	(635)
Prime	Senior	AAA (1)	9	20,199	(1,685)
Prime	Senior	Below investment grade	1	3,322	(775)
Prime	Senior support	Below investment grade	4	3,920	(669)
Alt-A	Senior	AAA	1	983	30
Alt-A	Senior	Below investment grade (2)	1	1,958	(929)
Alt-A	Senior support	Below investment grade	1	805	(97)

Total non-agency mortgage-backed securities			24	$44,493	$(4,566)

(1)	Includes one security with an amortized cost of $2.1 million and an unrealized loss of $63,000 not rated by S&P. This security is rated “Aaa” by Moody’s.
(2)	This security was not rated by S&P. It was rated “Caa2” by Moody’s.

The Company holds no Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”) preferred stock, equity securities, corporate bonds, trust preferred securities, hedge fund investments, or collateralized debt obligations.

Cash Invested at Other ATM Locations

Home Bank has historically maintained contracts with various counterparties to provide cash for ATMs throughout the United States. The Bank has elected not to renew these contracts; hence, the balance of cash invested at other ATM locations has significantly decreased during 2009.

Cash invested at other ATM locations totaled $8.8 million at September 30, 2009, a decrease of $15.4 million from December 31, 2008. The Bank expects to receive the balance of cash invested at other ATM locations from its one remaining counterparty during the fourth quarter of 2009.

Funding Sources

Deposits – At September 30, 2009, deposits increased $22.5 million, or 6.4%, compared to December 31, 2008. The following table sets forth the composition of the Company’s deposits at the dates indicated.

	September 30,	December 31,	Increase (Decrease)
(dollars in thousands)	2009	2008	Amount	Percent

Demand deposit	$66,305	$67,047	$(742)	(1.1)%
Savings	21,782	19,741	2,041	10.3
Money market	86,411	68,850	17,561	25.5
NOW	40,921	42,200	(1,279)	(3.0)
Certificates of deposit	161,217	156,307	4,910	3.1

Total deposits	$376,636	$354,145	$22,491	6.4%

The increase in deposits relates to several factors, including the Company’s emphasis on growing core deposits and expansion into a new market as well as changes in consumer behavior relating to the national recession.

Federal Home Loan Bank Advances – At September 30, 2009, the Company had no short-term FHLB borrowings, compared to $21.5 million at December 31, 2008. The interest paid on these borrowings decreased from the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2009 as the result of lower average balances in addition to reduced average rates paid for these borrowings. Short-term FHLB borrowings were paid down early in the third quarter of 2009 and no new borrowings were originated. Therefore, the interest paid on short-term borrowings in the third quarter of 2009 was negligible. The average rate paid on short-term FHLB borrowings for the nine months ended September 30, 2009 was 1.01%.

Long-term FHLB debt decreased $3.0 million, or 13.3%, totaling $19.9 million at September 30, 2009 compared to December 31, 2008. The interest paid on these borrowings increased from the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2009. The increases were primarily the result of increased average balances of long-term FHLB debt in three- and nine-month comparisons. The average rate paid on long-term FHLB debt was 3.59% and 3.61%, for the three and nine months ended September 30, 2009, respectively.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding that allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. Shareholders’ equity increased $5.6 million, or 4.4%, from $127.0 million at December 31, 2008 to $132.6 million at September 30, 2009.

At September 30, 2009, the Bank had regulatory capital that was well in excess of regulatory requirements. The following table details the Bank’s actual levels and current regulatory capital requirements as of September 30, 2009.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 (core) capital	$101,357	29.49%	$13,108	4.00%	$19,662	6.00%
Total risk-based capital	99,553	30.38	26,216	8.00	32,770	10.00
Tier 1 leverage capital	101,357	19.86	20,415	4.00	25,518	5.00
Tangible capital	101,357	19.86	7,656	1.50	N/A	N/A

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity Management

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring adequate cash flow exists to meet the Company’s needs, including operating, strategic and capital. The Company develops its liquidity management strategies as part of its overall asset/liability management process. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity. At September 30, 2009, cash and cash equivalents totaled $37.4 million. At such date, available for sale investment securities totaled $105.1 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At September 30, 2009, certificates of deposit maturing within the next 12 months totaled $108.9 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended September 30, 2009, the average balance of our outstanding long-term FHLB debt was $20.7 million. At September 30, 2009, the Company had $19.9 million in outstanding FHLB advances and had $210.2 million in additional FHLB advances available.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of securities available for sale, the Company has significant borrowing capacity available to fund liquidity needs. In recent years, the Company has utilized borrowings as a cost efficient addition to deposits as a source of funds. Our borrowings consist of advances from the FHLB of Dallas, of which the Company is a member. Under terms of the collateral agreement with the FHLB, the Company pledges residential mortgage loans and investment securities as well as the Company’s stock in the FHLB as collateral for such advances.

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

Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rate as of September 30, 2009.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	5.6%
+100	3.0
-100	(0.9)

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

The following table summarizes our outstanding commitments to originate loans, to fund additional amounts of cash at other ATM locations pursuant to existing agreements and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2009 and December 31, 2008.

	Contract Amount
(dollars in thousands)	September 30, 2009	December 31, 2008

Letters of credit	$980	$1,034
Lines of credit	25,368	24,493
Cash invested in other ATM locations	-	6,761
Undisbursed portion of loans in process	19,417	18,851
Commitments to originate loans	27,028	34,520

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

RESULTS OF OPERATIONS

The Company reported net income for the third quarter of 2009 of $1.5 million, an increase of $105,000, or 7.6%, compared to the third quarter of 2008. For the nine months ended September 30, 2009, the Company reported net income of $4.7 million, an increase of $1.1 million, or 32.5%, from the same period in 2008. Diluted earnings per share were $0.17 and $0.56 for the three and nine months ended September 30, 2009, respectively. No shares were outstanding in the first nine months of 2008.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s net interest spread was 4.21% and 3.74% for the three months ended September 30, 2009 and September 30, 2008, respectively, and 4.14% and 3.54% for the nine months ended September 30, 2009 and September 30, 2008, respectively. The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.83% and 4.31% for the three months ended September 30, 2009 and 2008, respectively, and 4.83% and 4.17% for the nine months ended September 30, 2009 and September 30, 2008, respectively. The net interest spread and margin ratios increased for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008, primarily due to the fall in short-term interest rates during the year and the associated repricing of the Company’s assets and liabilities as well as changes in the mix of the Company’s assets and liabilities.

Net interest income totaled $6.1 million for the three months ended September 30, 2009, an increase of $1.3 million, or 28.2%, compared to $4.7 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, net interest income totaled $18.0 million, an increase of $5.0 million, or 37.9%, compared to $13.1 million for the nine months ended September 30, 2008.

Interest income increased $739,000, or 10.7%, in the third quarter of 2009 compared to the third quarter of 2008. For the nine months ended September 30, 2009, interest income increased $2.8 million, or 14.0%, compared to the nine months ended September 30, 2008. The increases in three and nine months ended September 30, 2009 were primarily due to increases in the average balances of interest-earnings assets, particularly loans and investment securities, which more than offset decreases in the average yields earned on loans and other interest-earning assets.

Interest expense decreased $598,000, or 27.7%, for the third quarter of 2009 compared to the third quarter of 2008. For the nine months ended September 30, 2009, interest expense decreased $2.2 million, or 30.7%, compared to the nine months ended September 30, 2008. The decreases in three and nine months ended September 30, 2009 were primarily due to decreases in the average rate paid on interest-bearing liabilities as the result of reduced market rates and mix change. In addition to the decrease in the average rate paid, a reduction in the average balance of interest-bearing liabilities also contributed to the decrease in interest expense for the third quarter 2009 compared to the third quarter 2008.

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

	Three Months Ended September 30,
(dollars in thousands)	2009			2008
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate(1)
Interest-earning assets:
Loans receivable(1)	$343,618	$5,616	6.50%	$319,242	$5,456	6.81%
Investment securities	118,990	1,722	5.79	76,861	1,054	5.49
Other interest-earning assets	36,861	298	3.21	41,459	387	3.71

Total earning assets	499,469	7,636	6.09	437,562	6,897	6.29
Noninterest-earning assets	29,993			27,314

Total assets	$529,462			$464,876

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$146,643	$273	0.74%	$128,668	$398	1.23%
Certificates of deposit	161,017	1,099	2.71	167,817	1,478	3.50

Total interest-bearing deposits	307,660	1,372	1.77	296,485	1,876	2.52
Short-term FHLB borrowings	65	-	-	27,089	159	2.35
Long-term FHLB debt	20,744	186	3.59	11,913	121	4.06

Total interest-bearing liabilities	328,469	1,558	1.88	335,487	2,156	2.55
Noninterest-bearing liabilities	69,350			78,121

Total liabilities	397,819			413,608
Shareholders’ equity	131,643			51,268

Total liabilities and shareholders’ equity	$529,462			$464,876

Net interest-earning assets	$171,000			$102,075
Net interest spread		$6,078	4.21%		$4,741	3.74%
Net interest margin(2)			4.83%			4.31%

	Nine Months Ended September 30,
(dollars in thousands)	2009			2008
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate(1)
Interest-earning assets:
Loans receivable(1)	$342,340	$16,735	6.53%	$315,310	$16,256	6.88%
Investment securities	121,906	5,212	5.70	70,703	2,805	5.29
Other interest-earning assets	35,649	960	3.60	33,319	1,037	4.16

Total earning assets	499,895	22,907	6.12	419,332	20,098	6.40
Noninterest-earning assets	29,782			26,432

Total assets	$529,677			$445,764

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$140,827	$771	0.73%	$130,148	$1,332	1.37%
Certificates of deposit	160,363	3,449	2.88	170,669	4,996	3.91

Total interest-bearing deposits	301,190	4,220	1.87	300,817	6,328	2.81
Short-term FHLB borrowings	4,997	38	1.01	14,815	305	2.74
Long-term FHLB debt	22,227	601	3.61	12,409	378	4.06

Total interest-bearing liabilities	328,414	4,859	1.98	328,041	7,011	2.86
Noninterest-bearing liabilities	71,034			66,605

Total liabilities	399,448			394,646
Shareholders’ equity	130,229			51,118

Total liabilities and shareholders’ equity	$529,677			$445,764

Net interest-earning assets	$171,481			$91,291
Net interest spread		$18,048	4.14%		$13,087	3.54%
Net interest margin(2)			4.83%			4.17%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(2)	Equals net interest income divided by average interest-earning assets.

Interest income includes interest income earned on earning assets as well as applicable loan fees earned. Interest income that would have been earned on nonaccrual loans had they been on accrual status is not included in the data reported above.

Provision for Loan Losses – For the quarter ended September 30, 2009, the Company recorded a provision for loan losses of $287,000, compared to a provision of $93,000 for the same period in 2008. For the nine months ended September 30, 2009, the Company recorded a provision of $709,000, compared to a provision of $161,000 for the same period in 2008. The increases in the amount of provision for loan losses during the three and nine months ended September 30, 2009 is the result of a change in the loan mix with increasing levels of commercial loans, which generally are considered to have a higher degree of risk than single-family residential mortgage loans, as well as the Company’s consideration of, among other factors, rising unemployment rates in its markets and general economic conditions.

Noninterest Income – The Company’s noninterest income was $949,000 for the three months ended September 30, 2009, $137,000, or 17.0%, higher than the $812,000 in noninterest income earned for the same period in 2008. The primary reasons for the increase in the 2009 period to the 2008 period were increases in gains on sale of mortgage loans of $64,000, service fees and charges of $43,000, and bank card fees of $36,000.

Noninterest income increased $503,000, or 20.9%, for the nine months ended September 30, 2009 to $2.9 million from $2.4 million for same period of 2008. The primary reasons for the increase in the 2009 period compared to the 2008 period were increases in gains on sale of mortgage loans of $228,000, bank card fees of $138,000, and service fees and charges on deposit accounts of $115,000.

Noninterest Expense – The Company’s noninterest expense was $4.7 million for the three months ended September 30, 2009, an increase of $1.3 million, or 39.2%, from the $3.4 million incurred for the same period in 2008. For the nine months ended September 30, 2009, noninterest expense was $13.3 million, an increase of $3.3 million, or 33.0%, from the $10.0 million incurred during the nine months ended September 30, 2008. The primary reason for the increase in noninterest expense relates to increases of $642,000 and $1.3 million in compensation and benefits expense in the three- and nine-month comparison, respectively. Compensation and benefits expense has increased primarily due to three factors: 1) the Bank’s expansion into Baton Rouge, where two full-service banking offices were opened during the second half of 2008; 2) the employee stock ownership plan (“ESOP”), which commenced during the fourth quarter of 2008; and 3) award grants under the stock option and recognition and retention plans approved by the Company’s shareholders in May 2009. Award grants were issued in May 2009 under the stock option and recognition and retention plans. Regulatory fees increased primarily due to a $200,000 (pre-tax) special FDIC assessment required for all FDIC-insured depository institutions, which was accrued in the second quarter of 2009. In addition, the FDIC has also increased the base insurance premium assessment on deposits. Other increases in noninterest expense were the result of higher professional and other fees due to the increased cost of operating as a public company and the Louisiana bank shares tax.

Income Taxes – For the quarters ended September 30, 2009 and September 30, 2008, the Company incurred income tax expense of $574,000 and $716,000, respectively. The Company’s effective tax rate amounted to 27.7% and 33.9% during the third quarters of 2009 and 2008, respectively. For the nine months ended September 30, 2009 and September 30, 2008, income tax expense was $2.3 million and $1.8 million, respectively. The effective tax rates for the nine months ended September 30, 2009 and September 30, 2008 were 32.8% and 34.0%, respectively. The difference between the effective tax rate and the statutory tax rate primarily relates to variances in items that are non-taxable or non-deductible.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/ Liability Management and Market Risk”. Additional information at September 30, 2009 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
July 1 - July 31, 2009	-	$-	263,700	93,375
August 1 - August 31, 2009	27,500	12.48	291,200	65,875
September 1 - September 30, 2009	52,900	12.36	344,100	12,975

Total	80,400	$12.40	344,100	12,975

(1)

On May 12, 2009, shareholders of the Company approved the 2009 Recognition and Retention Plan and Trust Agreement (“2009 RRP”) authorizing the purchase of up to 357,075 shares of the Company’s common stock. Purchases to fund the 2009 RRP were completed in October 2009 when the 2009 RRP was fully funded.

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

HOME BANCORP, INC.

November 13, 2009	By:	<s>John W. Bordelon
John W. Bordelon
President and Chief Executive Officer

November 13, 2009	By:	<s>Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer

November 13, 2009	By:	<s>Mary H. Hopkins
Mary H. Hopkins
Home Bank First Vice President and Controller