Form 10-K
period 2009-12-31
HOME BANCORP, INC.
filed 2010-03-15
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was require to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the 7,118,579 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $11.94 for the common stock on June 30, 2009, as reported by the Nasdaq Stock Market, was approximately $85.0 million. Shares of common stock held by the registrant’s executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of March 12, 2010: 8,682,700

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

HOME BANCORP, INC.

2009 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations hereunder). Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Home Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of Home Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of noninterest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Home Bancorp, Inc. is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business of Home Bancorp, Inc. Home Bancorp, Inc. undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

General. Home Bancorp, Inc. is a Louisiana corporation that became the holding company for Home Bank in October 2008 upon the Bank’s mutual to stock conversion. Home Bank is a federally chartered community-oriented savings bank which was originally organized in 1908 and is headquartered in Lafayette, Louisiana. The Bank currently conducts business from its main office as well as eight additional full-service banking offices in the Lafayette metropolitan area and two full-service banking offices in Baton Rouge, Louisiana. The Bank also maintains a loan production office in Baton Rouge, Louisiana. The Bank opened an additional full-service banking office in the Baton Rouge area in March 2010.

The Bank is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. Our principal sources of funds are customer deposits, repayments of loans, repayments of investments and funds borrowed from outside sources such as the Federal Home Loan Bank (“FHLB”) of Dallas. These funds are primarily used for the origination of loans, including single-family residential first mortgage loans, commercial real estate mortgage loans, commercial business loans, home equity loans and lines of credit, construction and land loans and other loans. The Bank derives its income principally from interest earned on loans and investment securities and, to a lesser extent, from fees received in connection with the origination of loans, service charges on deposit accounts and for other services. The Bank’s primary expenses are interest expense on deposits and borrowings and general operating expenses.

We are an active originator of residential home mortgage loans in our market area. Historically, Home Bank was a traditional thrift institution with an emphasis on fixed-rate long-term single-family residential first mortgage loans. Approximately eight years ago, we shifted our emphasis on the loan products we offer and increased our efforts to originate commercial real estate loans and commercial business loans. Commercial real estate loans and commercial business loans were deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans. In addition, the Bank views commercial real estate and commercial business loans as attractive lending products because the Bank’s commercial borrowers typically are required to maintain deposit accounts at the Bank, increasing the Bank’s core deposits. At December 31, 2009, 58.4% of the Bank’s total deposits were considered to be core deposits, as defined by the Bank to include demand deposit, money market and savings accounts. The Bank intends to continue its efforts to increase its core deposits, which have increased from 45.2% of total deposits at December 31, 2005, as a cost efficient source of funds for continued loan growth.

In recent years, the Bank has focused on increasing and diversifying its loan portfolio, growing its core deposit base, and on transitioning from a traditional thrift institution to a commercial bank model. The Bank’s net loan portfolio totaled $333.3 million at December 31, 2009, an increase of $87.1 million, or 35.4%, compared to December 31, 2005. The Bank’s deposits totaled $371.6 million at December 31, 2009, an increase of $63.2 million, or 20.5%, compared to December 31, 2005. At December 31, 2009, the Bank had 11 full-service banking offices and one loan production office compared to eight banking offices at December 31, 2005. The Bank intends to continue its growth by our expansion into the Baton Rouge market area as well as increasing our market penetration in the Lafayette market area. In addition, we will consider opportunities to expand our banking franchise into other market areas in southern Louisiana. Reflecting the Bank’s loan diversification efforts, its commercial real estate loans, including multi-family residential, have grown from $61.5 million, or 24.8% of the total loan portfolio, at December 31, 2005, to $101.6 million, or 30.2% of the total portfolio, at December 31, 2009. During this period, the Bank’s other commercial business loans have increased from $19.5 million, or 7.9% of the loan portfolio, at December 31, 2005, to $38.3 million, or 11.4% of the loan portfolio, at December 31, 2009. In its efforts to become more like a commercial bank, the Bank has strengthened its infrastructure and technological capabilities in order to facilitate its ability to compete with other financial institutions and offer additional products and services. The Bank offers internet banking, bank debit cards, corporate cash management, remote deposit recapture, and merchant bank card services. Previously, the Bank also provided cash to fund remote, third-party ATMs throughout the United States. The Bank served as a source of funds for these ATMs, which were located in convenience stores and other public locations, for a fee, which is included in interest income. The Bank’s remaining contracts with its ATM counterparties expired during 2009. The Bank did not renew the contracts and received all cash invested at other ATMs locations back from the counterparties during 2009. At December 31, 2008, such cash at other ATMs amounted to $24.2 million, and the Bank recognized interest income of $925,000 and $1.1 million, respectively, for the years ended December 31, 2009 and 2008, respectively, with respect to such financing of remote ATMs.

The Company’s headquarters office is located at 503 Kaliste Saloom Road, Lafayette, Louisiana, and our telephone number is (337) 237-1960. We maintain a website at www.home24bank.com, and we provide our customers with on-line banking services. Information on our website should not be considered a part of this Annual Report on Form 10-K.

Market Area and Competition

The Bank’s primary market area is south central Louisiana, particularly the Lafayette, Louisiana metropolitan area. With its June 2006 acquisition of Crowley Building and Loan Association, the Bank expanded its branch office network into Crowley, Louisiana, which is located in Acadia Parish, approximately 20 miles west of Lafayette. In 2007, the Bank again expanded its operations by opening a loan production office in Baton Rouge, Louisiana, which is approximately 55 miles northeast of Lafayette. In 2008, the Bank opened two full-service branch locations in Baton Rouge and plans to open a third full-service location in Baton Rouge in 2010.

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

General. Home Bank, as a federally chartered savings bank, is subject to federal regulation and oversight by the Office of Thrift Supervision (“OTS”) extending to all aspects of its operations. The Bank is also subject to regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”), which insures the deposits of the Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

Federal law provides the federal banking regulators, including the OTS and FDIC, with substantial enforcement powers. The OTS’s enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Any change in such regulations, whether by the FDIC, OTS or Congress, could have a material adverse impact on the Company and the Bank and their operations.

Regulation of Home Bancorp, Inc.

Holding Company Acquisitions. Upon completion of the conversion, the Company became a savings and loan holding company under the Home Owners’ Loan Act, as amended, and was required to register with the OTS. Federal law generally prohibits a savings and loan holding company, without prior OTS approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares of the savings institution or savings and loan holding company. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Holding Company Activities. The Company is a unitary savings and loan holding company and is permitted to engage only in the activities permitted for financial holding companies under Federal Reserve Board regulations or for multiple savings and loan holding companies. Multiple savings and loan holding companies are permitted to engage in the following activities: (i) activities permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the Director of the OTS prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting any insurance agency or escrow business; (iv) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies. Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions, as described below. The Bank is required to notify the OTS 30 days before declaring any dividend. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Securities Laws. We have registered our common stock with the Securities and Exchange Commission (“SEC”) under Section 12(b) of the Securities Exchange Act of 1934. Accordingly, the Company is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934. Pursuant to OTS regulations and the plan of conversion, we agreed to maintain such registration for a minimum of three years following the Bank’s mutual-to-stock conversion.

The Sarbanes-Oxley Act of 2002. As a public company, the Company is subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule-making promulgated by the SEC include:

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

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

•	the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	the requirement that companies disclose whether at least one member of the audit committee is a “financial expert” (as such term is defined by the SEC) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and the requirement of filing of a Form 8-K for a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

Regulation of Home Bank

General. As the primary federal regulator of Home Bank, the OTS has extensive authority over the operations of federally-chartered savings institutions. As part of this authority, Home Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The investment and lending authorities of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors and the Deposit Insurance Fund, administered by the FDIC.

The OTS’s enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.

Emergency Economic Stabilization Act of 2008. The U.S. Congress adopted, and on October 3, 2008, President George W. Bush signed, the Emergency Economic Stabilization Act of 2008 (“EESA”) which authorized the United States Department of the Treasury, to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program. The purpose of the troubled asset relief program is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The troubled asset relief program is also expected to include direct purchases or guarantees of troubled assets of financial institutions. The Treasury Department has allocated $250 billion towards a capital purchase program. Under the capital purchase program, the Treasury Department purchased debt or equity securities from participating institutions. We have elected not to participate in the capital purchase program.

The FDIC increased deposit insurance on most accounts from $100,000 to $250,000 until the end of 2013. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most noninterest bearing transaction deposit accounts through the end of 2013 and to guarantee certain unsecured debt of financial institutions and their holding companies through December 2012. For noninterest bearing transaction deposit accounts, including accounts swept from a noninterest bearing transaction account into a noninterest bearing savings deposit account, a 10 basis point annual rate surcharge is applied to deposit amounts in excess of $250,000. The Company did not participate in the temporary liquidity guarantee program.

Insurance of Accounts. The deposits of Home Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

The FDIC implemented a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. Well-

capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and assessed for deposit insurance at an annual rate of between five and seven basis points. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV are assessed at annual rates of 22, 32 and 45 basis points, respectively.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. The annual assessment rate set for the fourth quarter of 2009 was 0.00255% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including Home Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of Home Bank’s deposit insurance.

On February 27, 2009, the FDIC adopted an interim final regulation providing for a restoration plan designed to replenish the Deposit Insurance Fund over a period of seven years and to increase the deposit insurance reserve ratio, which decreased to 0.40% of insured deposits on December 31, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2015. In order to implement the restoration plan, the FDIC proposes to change both its risk-based assessment system and its base assessment rates. Assessment rates would increase by seven basis points across the range of risk weightings of depository institutions. Changes to the risk-based assessment system would include increasing premiums for institutions that rely significantly on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including FHLB advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.

On May 22, 2009, the FDIC also adopted a final rule imposing a five basis point special assessment on assets less Tier 1 capital of insured institutions as of June 30, 2009. The special assessment, which amounted to $200,000 in the case of the Bank, was paid in the quarter ended September 30, 2009. The final rule also permits the FDIC to impose an additional special assessment after June 30, 2009, of up to five basis points if necessary to maintain public confidence in federal deposit insurance.

On November 12, 2009, the FDIC adopted a final rule to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The prepaid assessment was collected on December 30, 2009 along with each institution’s regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For purposes of calculating the prepaid assessment, each institution’s assessment rate was its total base assessment rate in effect on September 30, 2009. The FDIC increased annual assessment rates uniformly by three basis points beginning in 2011. The projected assessment base for each quarter represents the September 30, 2009, assessment base increased quarterly by a five percent annual growth rate. The prepayment amount will be used to offset future FDIC premiums beginning with the March 2010 invoice. On December 30, 2009, the Bank paid $1.2 million for the total prepaid assessment.

Regulatory Capital Requirements. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. The OTS has established capital standards consisting of a “tangible capital requirement,” a “leverage capital requirement” and “a risk-based capital requirement.” The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Current OTS capital standards require savings institutions to satisfy the following capital requirements:

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

Savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of capital as defined by the generally accepted accounting principles (“GAAP”).

At December 31, 2009, Home Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 20.24%, 20.24% and 30.74%, respectively.

Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The OTS’s capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

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

In addition, an institution is “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

At December 31, 2009, Home Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for OTS approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a savings and loan holding company (as well as certain other institutions) must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations. A savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or meeting the OTS QTL test.

Currently, the OTS QTL test requires that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. To be a qualified thrift lender under the IRS test, the savings institution must meet a “business operations test” and a “60 percent assets test,” each defined in the Internal Revenue Code.

If the savings institution fails to maintain its QTL status, the holding company’s activities are restricted. In addition, it must discontinue any non-permissible business, although the OTS may grant a grace period up to two years for good cause. Nonetheless, any company that controls a savings institution that is not a qualified thrift lender must register as a bank holding company within one year of the savings institution’s failure to meet the QTL test.

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

Three years from the date a savings association should have become or ceases to be a QTL, by failing to meet either QTL test, the institution must dispose of any investment or not engage in any activity unless the investment or activity is allowed for both a national bank and a savings association.

At December 31, 2009, Home Bank met the requirements to be deemed a QTL.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act, place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. Home Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at December 31, 2009, was in compliance with the above restrictions.

Anti-Money Laundering. All financial institutions, including savings and loan associations, are subject to federal laws that are designed to prevent the use of the U.S. financial system to fund terrorist activities. Financial institutions operating in the United States must develop anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs are intended to supplement compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. Home Bank has established policies and procedures to ensure compliance with these provisions.

Federal Home Loan Bank System. Home Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. At December 31, 2009, Home Bank had $16.8 million of FHLB advances and $205.7 million available on its line of credit with the FHLB.

As a member, Home Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1.0% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At December 31, 2009, Home Bank had $1.6 million in FHLB stock, which was in compliance with this requirement.

The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid in the past and could do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve Bank. At December 31, 2009, Home Bank had met its reserve requirement.

Federal Taxation

General. Home Bancorp, Inc. and Home Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. Home Bank’s federal and state income tax returns for taxable years through December 31, 2005 have been closed for purposes of examination by the Internal Revenue Service.

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

At December 31, 2009, the total federal pre-1988 reserve was approximately $1.2 million. The reserve reflects the cumulative effects of federal tax deductions by Home Bank for which no federal income tax provisions have been made.

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences. The alternative minimum tax is payable to the extent such alternative minimum tax income is in excess of the regular income tax. Net operating losses, of which the Company has none, can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Company has not been subject to the alternative minimum tax or any such amounts available as credits for carryover.

Net Operating Loss Carryovers. For net operating losses in tax years beginning before August 6, 1997, the Company may carry back net operating losses to the three years preceding the loss year and then forward to fifteen years following the loss years. For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years preceding the loss year and forward to the 20 years following the loss year. At December 31, 2009, the Company had no net operating loss carry forwards for federal income tax purposes.

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

State and Local Taxation

State Taxation. Beginning in 2008, the Company is subject to the Louisiana Corporation Income Tax based on our Louisiana taxable income. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, “Louisiana taxable income” means net income which is earned by us within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction. In addition, beginning in 2009, the Bank is subject to the Louisiana Shares Tax which is imposed on the assessed value of the Bank’s capital. The formula for deriving the assessed value is to apply the applicable rate to the sum of:

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

Risks Related to Our Business

There are increased risks involved with commercial real estate, including multi-family residential, commercial and construction and land lending activities.

Our lending activities include loans secured by commercial real estate and commercial business loans. We have increased our emphasis on originating commercial real estate loans, including multi-family residential, and commercial business loans in recent years, and such loans have increased as a proportion of our loan portfolio from 32.6% in the aggregate at December 31, 2005 to an aggregate of 41.6% at December 31, 2009. Commercial real estate lending, multi-family residential lending and commercial business lending generally are considered to involve a higher degree of risk than single-family residential lending due to a variety of factors. As a result of the larger loan balances typically involved in these loans, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. At December 31, 2009, the largest outstanding balances of commercial real estate loan and commercial business loan were $5.6 million and $3.1 million, respectively. While we have had relatively nominal charge-offs of commercial real estate loans and commercial business loans in recent years, if one of these large loans were to become non-performing, it could have a significant impact on our results of operations. In addition, our relatively recent emphasis on increasing our originations of commercial real estate and commercial business loans means that our portfolio of these loans is significantly weighted with loans which are not well seasoned and are generally perceived to be more susceptible to adverse economic conditions than older loans.

In addition to commercial real estate and commercial business loans, Home Bank holds a significant portfolio of construction and land loans. At December 31, 2009, Home Bank’s construction and land loans amounted to $35.4 million, or 10.5% of our loan portfolio. Construction and land loans generally have a higher risk of loss than single-family residential mortgage loans due primarily to the critical nature of the initial estimates of a property’s value upon completion of construction compared to the estimated costs, including interest, of construction as well as other assumptions. If the estimates upon which construction loans are made prove to be inaccurate, we may be confronted with projects that, upon completion, have values which are below the loan amounts. While we are not aware of any specific, material impediments impacting any of our builder/developer borrowers at this time, there continues to be nationwide reports of significant problems which have adversely affected many property developers and builders as well as the institutions that have provided them with loans. If any of the builder/developers to which we have extended construction and land loans experience the type of difficulties that are being reported, it could have adverse consequences upon our future results of operations.

Our allowance for loans losses may not be adequate to cover probable losses.

We have established an allowance for loan losses based upon various assumptions and judgments about the collectibility of our loan portfolio which we believe is adequate to offset probable losses on our existing loans. While we are not aware of any specific factors indicating a deficiency in the amount of our allowance for loan losses, in light of the current economic slowdown, the increased number of foreclosures and lower real estate values, one of the most pressing current issues faced by financial institutions is the adequacy of their allowance for loan losses. Federal bank regulators have increased their scrutiny of the level of the allowance for losses maintained by regulated institutions. Many banks and other lenders are reporting significantly higher provisions to their allowance for loan losses, which are materially impacting their earnings. In the event that we have to increase our allowance for loan losses beyond current levels, it would have an adverse effect on our results in future periods. At December 31, 2009, our allowance for loan losses amounted to $3.4 million, while our total loan portfolio was $336.6 million at such date.

Other than temporary declines in the value of our investment securities may require us to take additional charges to earnings.

We evaluate our securities portfolio for other-than-temporary impairment throughout the year. Each investment that has a fair value less than book value is reviewed quarterly. An impairment charge is recorded against individual securities if management’s review concludes that the decline in value is other than temporary. During the years ended December 31, 2009 and 2008, the Company recorded charges of $1.9 million and $2.8 million, respectively, for the other-than-temporary impairment of certain non-agency mortgage-backed securities. As of December 31, 2009, our investment securities portfolio included 24 non-agency mortgage-backed securities with an aggregate amortized cost of $39.7 million, an aggregate fair value of $37.9 million and gross unrealized losses of $2.1 million at such date. The unrealized losses on such securities primarily relate to increasing levels of delinquencies and defaults in the mortgage loans underlying such securities. 11 of the 24 securities in this portfolio had been in a continuous loss position for over 12 months at December 31, 2009. Additional delinquencies and defaults in the mortgage loans underlying these securities may adversely affect the cash flows received by us and may result in a conclusion in future periods that the securities are other-than-temporarily impaired. Such a conclusion of other-than-temporary impairment would require us to take additional charges to earnings to write down the value of these securities.

We may not succeed in our plan to grow which could reduce future profitability.

We intend to grow our branch system by opening additional offices. We opened two new full-service banking offices in 2008 and an additional full-service banking office in Baton Rouge, Louisiana in March 2010. Typically, it takes several years for a new banking office to become profitable, and this could adversely affect our earnings in future periods. There also is a risk that, as we geographically expand our lending area, we may not be as successful in assessing the credit risks which are inherent in different markets.

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

Most of our loans are to individuals and businesses located generally in south central Louisiana. Regional economic conditions affect the demand for our products and services as well as the ability of our customers to repay loans. While economic conditions in south central Louisiana have been stronger than many areas of the U.S. in recent periods, the concentration of our business operations in south central Louisiana makes us vulnerable to downturns in the local economy. Declines in local real estate values could adversely affect the value of property used as collateral for the loans we make. Historically, the oil and gas industry has constituted a significant component of the local economy in south central Louisiana. The oil and gas industry remains an important factor in the local economy in the markets that Home Bank operates in and downturns in the local oil and gas industry could adversely affect Home Bank.

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

We rely heavily on our President and Chief Executive Officer, John W. Bordelon. Mr. Bordelon has served as President of the Bank for 16 years. The loss of Mr. Bordelon could have an adverse effect on us, as he is central to many aspects of our business operations and management.

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

We are subject to vigorous competition in all aspects and areas of our business from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. We are significantly smaller than the larger depository institutions operating in our market areas. The financial resources of these larger competitors may permit them to pay higher interest rates on their deposits and to be more aggressive in new loan originations. We also compete with non-financial institutions, including retail stores that maintain their own credit programs and governmental agencies that make available low cost or guaranteed loans to certain borrowers. Some of our competitors are larger financial institutions with substantially greater resources, more advanced technological capabilities, lending limits, larger branch systems and a wider array of commercial banking services. Vigorous competition from both bank and non-bank organizations is expected to continue.

Any future Federal Deposit Insurance Corporation insurance premiums or special assessments will adversely impact our earnings.

On May 22, 2009, the Federal Deposit Insurance Corporation adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. We recorded an expense of $200,000 during the year ended December 31, 2009, to reflect the special assessment. Any further special assessments that the Federal Deposit Insurance Corporation levies will be recorded as an expense during the appropriate period. In addition, the Federal Deposit Insurance Corporation increased the general assessment rate and, therefore, our Federal Deposit Insurance Corporation general insurance premium expense will increase compared to prior periods.

On November 12, 2009, the FDIC adopted regulations that require insured depository institutions to prepay on December 30, 2009 their estimated assessments for the fourth calendar quarter of 2009, and for all of 2010, 2011 and 2012. The new regulations base the assessment rate for the fourth calendar quarter of 2009 and for 2010 on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 on the modified third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Under the prepaid assessment rule, we made a payment of $1.2 million to the Federal Deposit Insurance Corporation on December 30, 2009, and recorded the payment as a prepaid expense, which will be amortized to expense over three years.

Proposed regulatory reform may have a material impact on our operations.

The Obama Administration has published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system and has offered proposed legislation to accomplish these reforms. The President’s plan contains several elements that would have a direct effect on the Company and the Bank. Under the proposed legislation, the federal thrift charter and the Office of Thrift Supervision would be eliminated and all companies that control an insured depository institution, such as the Company and the Mutual Holding Company, will be required to register as bank holding companies. An existing federal thrift, such as Malvern Federal Savings, would become a national bank or could choose to adopt a state charter. Registration as a bank holding company would represent a significant change, as there currently exist significant differences between savings and loan holding company and bank holding company supervision and regulation. For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the Office of Thrift Supervision does not impose any capital requirements on savings and loan holding companies. The Administration has also proposed the creation of a new federal agency, the Consumer Financial Protection Agency, that would be dedicated to protecting consumers in the financial products and services market. The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices. If implemented, the foregoing regulatory reforms may have a material impact on our operations. However, because the final legislation may differ significantly from the reform plan proposed by the President, we cannot determine the specific impact of any regulatory reform at this time.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We currently conduct business from our main office, eleven additional full-service banking offices, and one loan production office. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices at December 31, 2009.

Description/Address	Leased/ Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
			(In Thousands)
Main Office:
503 Kaliste Saloom Road, Lafayette, LA	Owned	N/A	$5,055	$166,536

Branches:
1020 Coolidge Boulevard., Lafayette, LA	Owned	N/A	191	40,265
5543 Cameron Street, Scott, LA	Owned	N/A	696	16,454
4202 Johnston Street, Lafayette, LA	Owned	N/A	644	31,966
523 Jefferson Street, Lafayette, LA	Owned	N/A	347	31,850
5028 Ambassador Caffery Parkway, Lafayette, LA	Owned	N/A	680	11,962
1219 Albertson Parkway, Broussard, LA	Owned	N/A	878	15,337
806 Veterans Boulevard, Carencro, LA	Owned	N/A	682	22,388
204 N. Parkerson Boulevard, Crowley, LA	Owned	N/A	734	25,891
10563 Glenstone Place, Baton Rouge, LA	Owned	N/A	3,179	5,288
16969 Jefferson Highway, Baton Rouge, LA	Owned	N/A	1,113	3,656
5302 Corporate Boulevard, Baton Rouge, LA	Owned	N/A	1,960	—
(under construction at December 31, 2009)

Loan Production Office:
9035 Bluebonnet Boulevard, Baton Rouge, LA	Leased	3/31/2010	28	—

Total			$16,187	$371,593

Item 3.	Legal Proceedings.

We are not presently involved in any legal proceedings of a material nature. Home Bank has been named as a defendant or co-defendant in 12 lawsuits, commencing in early 2007, alleging that the claimants incurred losses during 2006 as a result of the Bank accepting deposits with forged endorsements from a former customer. The Bank notified its insurance carrier of the potential claims and expensed the $100,000 insurance claim deductible in 2006. The Bank does not expect to incur any material expense as a result of the lawsuits filed. From time to time, we are a party to legal proceedings incidental to our business to enforce our security interest in collateral pledged to secure loans made by the Bank.

Item 4.	Reserved.

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Home Bancorp, Inc.’s common stock is listed on the Nasdaq Global Market under the symbol “HBCP”. The common stock commenced trading on the Nasdaq Stock Market on October 3, 2008. As of the close of business on December 31, 2009, there were 8,774,975 shares of common stock outstanding, held by approximately 1,000 stockholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following table sets forth the high and low prices of the Company’s common stock as reported by the Nasdaq Stock Market and cash dividends declared per share for the periods indicated.

For The Quarter Ended	High	Low	Cash Dividends Declared
December 31, 2008	$11.00	$9.50	$—
March 31, 2009	$10.00	$9.00	$—
June 30, 2009	$12.56	$9.71	$—
September 30, 2009	$12.65	$11.80	$—
December 31, 2009	$12.50	$11.91	$—

The following graph demonstrates comparison of the cumulative total returns for the common stock of Home Bancorp, the NASDAQ Composite Index and the SNL Securities Bank and Thrift Index for the periods indicated. The graph assumes that an investor originally purchased shares on October 3, 2008, the first day that our shares were traded. The graph below represents $100 invested in our common stock at its closing price on October 3, 2008.

	Period Ending
Index	10/03/08	12/31/08	3/31/09	6/30/09	9/30/09	12/31/09
Home Bancorp, Inc.	100.00	84.86	85.73	103.92	105.92	106.09
NASDAQ Composite	100.00	80.98	78.49	94.23	108.99	116.52
SNL Bank and Thrift	100.00	68.16	44.67	58.59	72.28	67.25

The stock price information shown above is not necessarily indicative of future price performance. Information used was obtained from SNL Financial LC, Charlottesville, Virginia. The Company assumes no responsibility for any errors or omissions in such information.

The Company did not sell any of its equity securities during 2009 that were not registered under the Securities Act of 1933.

For information regarding the Company’s equity compensation plans, see Item 12.

(b) Not applicable.

(c) The Company’s purchases of its common stock made during the quarter consisted of stock repurchases under the Company’s approved plan and purchases to fund the 2009 Recognition and Retention Plan and Trust, which is an affiliate of the Company.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1) (2)
October 1—October 31, 2009	12,975	$12.42	357,075	446,344
November 1—November 30, 2009	142,300	12.16	499,375	304,044
December 1—December 31, 2009	9,600	12.28	508,975	294,444

Total	164,875	$12.19	508,975	294,444

(1)	On May 12, 2009, shareholders of the Company approved the 2009 Recognition and Retention Plan and Trust Agreement (“2009 RRP”) authorizing the purchase of up to 357,075 shares of the Company’s common stock. Purchases of an aggregate of 12,975 shares of common stock were made to fund the 2009 RRP in October 2009 when the 2009 RRP was fully funded.
(2)	On October 26, 2009, the Company’s Board of Directors approved a share repurchase program. Under the plan, the Company can repurchase up to 446,344 shares, or 5% of its common stock outstanding, through open market or privately negotiated transactions. The repurchase program does not have an expiration date.

Item 6.	Selected Financial Data.

Set forth below is selected summary historical financial and other data of the Company. When you read this summary historical financial data, it is important that you also read the historical financial statements and related notes contained in Item 8 of this Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	At December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
Selected Financial Condition Data:
Total assets	$524,636	$528,397	$422,351	$400,484	$370,413
Cash and cash equivalents	25,710	20,150	11,746	27,399	16,213
Interest-bearing deposits in banks	3,529	1,685	3,267	3,169	4,060
Cash invested at other ATM locations	—	24,244	17,143	13,714	14,526
Investment securities:
Available for sale	106,752	114,235	56,995	53,800	68,457
Held to maturity	13,099	4,089	4,693	5,541	6,621
Loans receivable, net	333,296	332,962	306,268	281,258	246,225
Deposits	371,593	354,145	353,536	346,250	308,396
FHLB advances	16,774	44,421	16,883	5,435	17,484
Shareholders’ equity	132,749	126,963	49,383	45,856	41,487

	For the Years Ended December 31,
(dollars in thousands, except per share data)	2009	2008	2007	2006	2005
Selected Operating Data:
Interest income	$29,897	$27,429	$25,425	$23,200	$19,652
Interest expense	6,337	8,747	9,908	8,215	6,340

Net interest income	23,560	18,682	15,517	14,985	13,312
Provision for loan losses	865	459	420	260	252

Net interest income after provision for for loan losses	22,695	18,223	15,097	14,725	13,060
Noninterest income	2,102	398	2,516	1,906	2,261
Noninterest expense	17,808	14,735	12,903	10,535	9,990

Income before income taxes	6,989	3,886	4,710	6,096	5,331
Income taxes	2,309	1,170	1,387	2,073	1,808

Net income	$4,680	$2,716	$3,323	$4,023	$3,523

Earnings per share—basic	0.58	1.32	N/A	N/A	N/A

Earnings per share—diluted	0.58	1.32	N/A	N/A	N/A

	At or For the Years Ended December 31,
	2009	2008	2007	2006	2005
Selected Operating Ratios: (1)
Average yield on interest-earnings assets	5.99%	6.35%	6.73%	6.31%	5.83%
Average rate on interest-bearing liabilities	1.93	2.69	3.30	2.80	2.26
Average interest rate spread (2)	4.06	3.66	3.43	3.51	3.57
Net interest margin (3)	4.72	4.31	4.09	4.08	3.94
Average interest-earning assets to average interest-bearing liabilities	152.02	133.63	126.29	125.23	120.33
Noninterest expense to average assets	3.36	3.18	3.19	2.83	2.78
Efficiency ratio (4)	69.39	77.23	71.55	63.46	64.16
Return on average assets	0.88	0.59	0.82	1.03	0.98
Return on average equity	3.58	4.12	6.90	9.18	8.80
Average equity to average assets	24.68	14.20	11.90	11.25	11.14

Asset Quality Ratios: (5)
Non-performing loans as a percent of total loans receivable (6)	0.38%	0.43%	0.42%	0.33%	0.34%
Non-performing assets as a percent of total assets (6)	0.32	0.28	0.32	0.24	0.21
Allowance for loan losses to as a percent of non-performing loans at end of period	262.2	182.6	178.7	213.2	216.3
Allowance for loan losses as a percent of net loans at end of period	1.00	0.78	0.76	0.71	0.74

Capital Ratios: (5) (7)
Tangible capital ratio	20.24%	19.10%	11.68%	11.48%	11.31%
Core capital ratio	20.24	19.10	11.68	11.48	11.31
Total risk-based capital ratio	30.74	33.35	19.36	19.05	20.32

(1)	With the exception of end-of-period ratios, all ratios are based on average monthly balances during the respective periods.
(2)	Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(4)	The efficiency ratio represents noninterest expense as a percentage of total revenues. Total revenues is the sum of net interest income and noninterest income.
(5)	Asset quality and capital ratios are end of period ratios.
(6)	Nonperforming loans consist of nonaccruing loans and loans 90 days or more past due. Nonperforming assets consist of nonperforming loans and repossessed assets. It is our policy to cease accruing interest on all loans 90 days or more past due. Repossessed assets consist of assets acquired through foreclosure or acceptance of title in-lieu of foreclosure.
(7)	Capital ratios are for Home Bank only.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

EXECUTIVE OVERVIEW

The Company completed its initial public stock offering (“IPO”) on October 2, 2008, and began trading on the Nasdaq Global Market on October 3, 2008. The Company issued 8,926,875 shares of its common stock in the IPO for an aggregate of $89,268,750 in total offering proceeds.

Net income for 2009 totaled $4.7 million, an increase of 72.3% from the $2.7 million earned in 2008. Diluted earnings per share were $0.58 and $1.32 for 2009 and 2008, respectively. Since the Company completed its IPO in the fourth quarter of 2008, the denominator used in the earnings per share calculations for 2008 is lower than it would have been had the shares been outstanding for a full year. Key components of the Company’s performance in 2009 are summarized below.

•

Total assets at December 31, 2009 were $524.6 million, down $3.8 million, or 0.7%, from December 31, 2008. Increases in investment securities, loans and bank-owned life insurance were offset by a decrease in cash invested at other ATM locations.

•

Net loans at December 31, 2009 were $333.3 million, an increase of $333,000, or 0.1%, from December 31, 2008. The Company’s loan mix continued to change as commercial loans increased, while one- to four-family mortgage loan balances decreased. Commercial loans (including commercial real estate, construction and land, multi-family residential, and other commercial loans) increased by an aggregate of $14.2 million, or 8.8%, during 2009. One- to four-family mortgage loans decreased by $18.1 million, or 13.1%, during 2009.

•

The Company did not have any cash invested at other ATM locations at December 31, 2009, a $24.2 million decrease from December 31, 2008. The Company decided not to renew contracts with counterparties to invest cash at other ATM locations.

•

Cash surrender value of bank-owned life insurance was $15.3 million at December 31, 2009, a $10.0 million, or 189.7%, increase from December 31, 2008. The Company purchased $9.7 million of bank-owned life insurance policies in December 2009.

•

Total customer deposits were $371.6 million at December 31, 2009, an increase of $17.4 million, or 4.9%, from December 31, 2008. Core deposits (e.g., demand deposit, money market and savings accounts) experienced strong growth in 2009, increasing $19.3 million, or 9.8%.

•

Shareholders’ equity increased $5.8 million, or 4.6%, from $127.0 million at December 31, 2008 to $132.7 million at December 31, 2009. During 2009, the Company’s shareholders approved the 2009 Recognition and Retention Plan, which resulted in the purchase of 357,075 shares of the Company’s common stock in order to fund such plan, and the Company’s Board of Directors approved the repurchase of 446,344 shares, or 5% of the Company’s common stock issued.

•

Interest income increased $2.5 million, or 9.0%, in 2009 compared to 2008. The increase was primarily due to increases in the average balances of interest-earnings assets, particularly loans and investment securities, which more than offset decreases in the average yields earned on interest-earning assets.

•

Interest expense decreased $2.4 million, or 27.6%, in 2009 compared to 2008. The average rate paid on interest-bearing liabilities decreased 76 basis points in 2009 compared to 2008 due to lower market rates and an increase in lower-cost core deposits.

•

The provision for loan losses totaled $865,000 in 2009, an increase of $406,000, or 88.3%, compared to 2008. The Company increased its ratio of allowance for loan losses to total loans due to, among other factors, consideration of the unemployment rate in the Company’s markets and general economic conditions. As of December 31, 2009, the allowance for loan losses as a percentage of total loans was 1.00%, compared to 0.78% at December 31, 2008. Net charge-offs for 2009 were $119,000, or 0.04%, of average loans, compared to $167,000, or 0.05%, in 2008.

•

Noninterest income increased $1.7 million, or 427.9%, in 2009 compared to 2008. The Company experienced increased gains on the sale of mortgage loans and higher levels of bank card fees and service fees and charges on deposit accounts. Additionally, the Company incurred a charge of $1.9 million in 2009 for the other-than-temporary impairment (“OTTI”) of investment securities compared to a $2.8 million OTTI charge in 2008.

•

Noninterest expense increased $3.1 million, or 20.9%, in 2009 compared to 2008. Noninterest expense levels have increased over the past year due primarily to increased compensation and benefits expense resulting from our Baton Rouge expansion, where two full-service banking offices were opened during the second half of 2008, as well as expense related to the employee stock ownership plan (“ESOP”) and the stock option and recognition and retention plans. Additionally, noninterest expense for 2009 includes the Federal Depository Insurance Corporation’s (“FDIC”) special assessment of $200,000 recorded in the second quarter.

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

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. The Office of Thrift Supervision (“OTS”), as an integral part of its examination processes, periodically reviews our allowance for loan losses. The OTS may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

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

Stock-based Compensation. The Company accounts for its stock options in accordance with Accounting Standards Codification (“ASC”) topic on stock-based compensation. The ASC requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Management utilizes the Black-Scholes option valuation model to estimate the fair value of stock options. The option valuation model requires the input of highly subjective assumptions, including expected stock price volatility and option life. These subjective input assumptions materially affect the fair value estimate.

FINANCIAL CONDITION

Loans, Loan Quality and Allowance for Loan Losses

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

The following table shows the composition of the Company’s loan portfolio as of the dates indicated.

	December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
Real estate loans:
One- to four-family first mortgage	$120,044	$138,173	$134,264	$119,369	$112,468
Home equity loans and lines	24,678	23,127	23,065	19,604	18,672
Commercial real estate	97,513	84,096	71,964	66,125	53,321
Construction and land	35,364	35,399	25,769	32,390	24,532
Multi-family residential	4,089	7,142	7,242	7,694	8,157

Total real estate loans	281,688	287,937	262,304	245,182	217,150

Other loans:
Commercial	38,340	34,434	32,968	25,885	19,508
Consumer	16,619	13,197	13,310	12,199	11,388

Total other loans	54,959	47,631	46,278	38,084	30,896

Total loans	$336,647	$335,568	$308,582	$283,266	$248,046

The loan portfolio increased $1.1 million, or 0.3%, during 2009. Commercial real estate loan growth during 2009 was primarily driven by loans on owner-occupied office buildings in the Bank’s market areas. Non-real-estate commercial loan growth in 2009 relates primarily to equipment and accounts receivable financing provided to businesses in the Bank’s market areas. Consumer loan growth in 2009 relates primarily to mobile home loans, which increased $3.5 million, or 111.3%, during 2009. One- to four-family first mortgage loans paid down during the year as customers took advantage of attractive refinance rates. The Company sells the majority of its newly originated one- to four-family conforming mortgage loan originations in the secondary market and recognizes the associated fee income rather than assume the interest rate risk associated with these longer term assets.

The following table reflects contractual loan maturities as of December 31, 2009, unadjusted for scheduled principal reductions, prepayments or repricing opportunities. Of the $259.6 million of our loans which have contractual maturity dates subsequent to December 31, 2010, $217.1 million have fixed interest rates and $42.5 million have floating or adjustable interest rates.

	Due In
(dollars in thousands)	One year or less	One through five years	More than five years	Total
One- to four-family first mortgage	$9,087	$14,481	$96,476	$120,044
Home equity loans and lines	3,248	15,340	6,090	24,678
Commercial real estate	15,799	66,830	14,884	97,513
Construction and land	30,727	4,027	610	35,364
Multi-family residential	—	4,089	—	4,089
Commercial	14,240	21,008	3,092	38,340
Consumer	3,914	5,887	6,818	16,619

Total	$77,015	$131,662	$127,970	$336,647

Loan Quality – One of management’s key objectives has been, and continues to be, maintaining a high level of asset quality. In addition to maintaining credit standards for new loan originations, we proactively monitor loans and collection and workout processes of delinquent or problem loans. When a borrower fails to make a scheduled payment, we attempt to cure the deficiency by making personal contact with the borrower. Initial contacts are generally made within 10 days after the date the payment is due. In most cases, deficiencies are promptly resolved. If the delinquency continues, late charges are assessed and additional efforts are made to collect the deficiency. All loans which are designated as “special mention,” classified or which are delinquent 90 days or more are reported to the Board of Directors of the Bank monthly. For loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases. It is our policy, with certain limited exceptions, to discontinue accruing interest and reverse any interest accrued on any loan which is 90 days or more past due. On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to his/her ability to service the debt in accordance with the terms of the loan agreement. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt.

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, multi-family residential, construction and land loans and commercial business loans are individually evaluated for impairment. As of December 31, 2009 and December 31, 2008, impaired loans amounted to $2.8 million and $1.8 million, respectively. The amount of the allowance for loan losses allocated to impaired loans totaled $472,000 and $122,000 as of December 31, 2009 and December 31, 2008, respectively.

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

We review and classify assets monthly. The Board of Directors is provided with monthly reports on our classified assets. We classify assets in accordance with the management guidelines described above. As of December 31, 2009, the Company had $2.8 million in assets classified as substandard, compared to $1.7 million as of December 31, 2008.

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, amounted to $1.7 million, or 0.3% of total assets at December 31, 2009, compared to $1.5 million, or 0.3% of total assets at December 31, 2008. The following table sets forth the composition of the Company’s nonperforming assets as of the dates indicated.

	December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$864	$871	$775	$238	$541
Home equity loans and lines	362	156	12	—	16
Commercial real estate and multi-family	—	362	318	476	43
Construction and land	—	—	—	—	—
Other loans:
Commercial	38	9	173	199	114
Consumer	15	29	17	29	47

Total nonaccrual loans	1,279	1,427	1,295	942	761
Accruing loans 90 days or more past due	—	—	—	—	81

Total nonperforming loans	1,279	1,427	1,295	942	842
Foreclosed property	417	37	47	25	38

Total nonperforming assets	1,696	1,464	1,342	967	880
Performing troubled debt restructurings	556	449	—	—	—

Total nonperforming assets and troubled debt restructurings	$2,252	$1,913	$1,342	$967	$880

Nonperforming loans to total loans	0.38%	0.43%	0.42%	0.34%	0.34%
Nonperforming loans to total assets	0.24%	0.27%	0.31%	0.24%	0.23%
Nonperforming assets to total assets	0.32%	0.28%	0.32%	0.24%	0.24%

Net charge-offs for 2009 were $119,000, or 0.04%, of average loans, compared to $167,000, or 0.05%, in 2008.

Allowance for Loan Losses – The allowance for loan losses is established through a provision for loan losses. We maintain the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses at least quarterly in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio. Our evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing loans, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, general economic conditions and industry experience. Based on this evaluation, management assigns risk rankings to segments of the loan portfolio. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is likelihood that different amounts would be reported under different conditions or assumptions. The OTS, as an integral part of their examination process, periodically reviews our allowance for loan losses. The OTS may require management to make additional provisions for estimated loan losses based upon judgments different from those of management.

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

The following table presents the activity in the allowance for loan losses for the years indicated.

	For the Years Ended December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
Balance, beginning of year	$2,606	$2,314	$2,008	$1,821	$1,625
Provision charged to operations	865	459	420	260	252
Loans charged off:
One- to four-family first mortgage	—	—	17	20	18
Home equity loans and lines	66	30	52	16	—
Commercial real estate and multi-family	—	—	—	—	20
Construction and land	—	—	—	—	—
Commercial	21	88	16	—	—
Consumer	54	94	40	54	28
Recoveries on charged off loans	22	45	11	17	10

Balance, end of year	$3,352	$2,606	$2,314	$2,008	$1,821

The allowance for loan losses amounted to 1.00% of total loans and 262.2% of total nonperforming loans at December 31, 2009, compared to 0.78% and 182.6%, respectively, at December 31, 2008. The increase in the allowance for loan losses during 2009 was the result of a change in the loan mix with increasing levels of commercial loans, which generally are considered to have a higher degree of risk than single-family residential mortgage loans, as well as the Company’s consideration of, among other factors, unemployment rates in its markets and general economic conditions.

The following table presents the allocation of the allowance for loan losses as of December 31 of the years indicated.

	December 31,
(dollars in thousands)	2009		2008		2007		2006		2005
	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans
One- to four-family first mortgage	$383	35.66%	$399	41.18%	$387	43.51%	$344	42.14%	$335	45.34%
Home equity loans and lines	351	7.33	345	6.89	302	7.48	209	6.92	212	7.53
Commercial real estate and multi-family	999	30.18	1,175	27.19	925	25.67	541	26.06	414	24.79
Construction and land	670	10.50	212	10.55	201	8.35	125	11.43	106	9.89
Commercial	738	11.39	327	10.26	316	10.68	621	9.14	503	7.86
Consumer	211	4.94	148	3.93	183	4.31	168	4.31	231	4.59
Unallocated	—	—	—	—	—	—	—	—	20	—

Total	$3,352	100.00%	$2,606	100.00%	$2,314	100.00%	$2,008	100.00%	$1,821	100.00%

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

The investment securities portfolio increased by an aggregate of $1.5 million, or 1.3%, during 2009. Securities available for sale made up the vast majority of the investment securities portfolio at December 31, 2009. The following table sets forth the amortized cost and market value of our investment securities portfolio as of the dates indicated.

	December 31,
(dollars in thousands)	2009		2008		2007
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Available for sale:
U.S. agency mortgage-backed	$60,338	$62,092	$71,175	$71,480	$33,487	$33,578
Non-U.S. agency mortgage-backed	39,707	37,853	51,108	42,755	21,443	21,418
U.S. government agency	6,840	6,807	—	—	—	—
Other bonds	—	—	—	—	1,999	1,999

Total available for sale	106,885	106,752	122,283	114,235	56,929	56,995

Held to maturity:
U.S. agency mortgage-backed	5,736	5,781	2,545	2,570	3,553	3,492
Municipal bonds	1,363	1,439	1,544	1,564	1,140	1,166
U.S. government agency	6,000	5,957	—	—	—	—

Total held to maturity	13,099	13,177	4,089	4,134	4,693	4,658

Total investment securities	$119,984	$119,929	$126,372	$118,369	$61,622	$61,653

The following table sets forth the fixed versus adjustable rate profile of the investment securities portfolio as of the dates indicated. All amounts are shown at amortized cost.

	December 31,
(dollars in thousands)	2009	2008	2007
Fixed rate:
Available for sale	$30,023	$36,307	$13,831
Held to maturity	7,099	4,089	4,693

Total fixed rate	37,122	40,396	18,524

Adjustable rate:
Available for sale	76,862	85,976	43,098
Held to maturity	6,000	—	—

Total adjustable rate	82,862	85,976	43,098

Total investment securities	$119,984	$126,372	$61,622

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2009. No tax-exempt yields have been adjusted to a tax-equivalent basis. All amounts are shown at amortized cost.

	Amounts at December 31, 2009 which mature in:
(dollars in thousands)	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Available for sale:
U.S. agency mortgage-backed	$4,569	$3,761	$52,008	$60,338
Non-U.S. agency mortgage-backed	—	3,488	36,219	39,707
U.S. government agency	—	—	6,840	6,840

Total available for sale	4,569	7,249	95,067	106,885

Weighted average yield	4.03%	3.80%	4.78%	4.68%

Held to maturity:
U.S. agency mortgage-backed	3,726	2,009	—	5,735
Municipal bonds	605	759	—	1,364
U.S. government agency	3,000	3,000	—	6,000

Total held to maturity	7,331	5,768	—	13,099

Weighted average yield	2.00%	3.27%	—%	2.56%

Total investment securities	$11,900	$13,017	$95,067	$119,984

The following table summarizes activity in the Company’s investment securities portfolio during 2009.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2008	$114,235	$4,089
Purchases	20,561	13,150
Sales	—	—
Principal maturities, prepayments and calls	(36,074)	(4,135)
Amortization of premiums and accretion of discounts	938	(5)
Increase in market value	7,915	—
Other-than-temporary impairment	(1,888)	—
Cumulative effect adjustment (1)	1,065	—

Balance, December 31, 2009	$106,752	$13,099

(1)	See Note 4 of the Notes to Consolidated Financial Statements included in Item 8.

At December 31, 2009, the Company had a net unrealized loss on its available for sale investment securities portfolio of $133,000, compared to a net unrealized loss of $8.0 million at December 31, 2008. The net unrealized losses relate primarily to the Company’s non-agency (or private-label) mortgage-backed securities holdings. The non-agency mortgage-backed securities portfolio totaled $39.7 million, or 7.6% of total assets, at December 31, 2009.

Due to increasing delinquencies and defaults in the mortgage loans underlying certain non-agency mortgage-backed securities we own, the Company recorded OTTI charges of $1.9 million and $2.8 million during 2009 and 2008, respectively. The amortized cost of this portfolio decreased from $51.1 million at December 31, 2008 to $39.7 million at December 31, 2009 primarily as a result of principal paydowns and the $1.9 million OTTI charge. Based on management’s review of the remaining investment portfolio, no other declines in the market value of the Company’s investment securities are deemed to be other-than-temporary at December 31, 2009.

The following table summarizes the Company’s non-agency mortgage-backed securities portfolio as of December 31, 2009 (dollars in thousands).

Collateral	Tranche	S&P Rating	Amortized Cost	Unrealized Gain/(Loss)
Prime	Super senior	AAA	$10,189	$130
Prime	Senior	AAA (1)	18,743	(1,462)
Prime	Senior	Below investment grade	3,113	—
Prime	Senior support	Below investment grade	2,719	(545)
Alt-A	Super senior	Below investment grade	2,202	—
Alt-A	Senior	AAA	771	23
Alt-A	Senior	Below investment grade (2)	1,774	—
Alt-A	Senior support	Below investment grade	196	—

Total non-agency mortgage-backed securities			$39,707	$(1,854)

(1)	Includes one security with an amortized cost of $1.9 million and an unrealized loss of $56,000 not rated by S&P. This security is rated “Aaa” by Moody’s.
(2)	This security is not rated by S&P. This security is rated “Caa2” by Moody’s.

The Company holds no Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”) preferred stock, equity securities, corporate bonds, trust preferred securities, hedge fund investments, collateralized debt obligations or structured investment vehicles.

Cash Invested at Other ATM Locations

The Bank previously entered into contracts with various counterparties to provide cash for ATMs at various locations throughout the United States. Under the terms of these agreements, the Bank retained ownership of the cash in the ATMs at all times. These contracts expired during 2009 and were not renewed by the Bank. All cash invested at these ATM locations was collected prior to December 31, 2009. The balance of cash invested at other ATM locations was $24.2 million at December 31, 2008.

In September 2008, one of the Bank’s ATM counterparties discontinued operations. To date, the cash returned to the Bank by the counterparty is $867,000 less than the balance due to the Bank. Given the uncertainty of collecting the balance due, the Company assumed no recovery and recorded a charge of $867,000 during 2008. The Company is currently pursuing collection options, including recovery under the counterparty’s insurance policy for which Home Bank is a named insured. The Company has filed a claim with its insurance company under its fidelity bond.

Funding Sources

General – Deposits, loan repayments and prepayments, proceeds from investment securities sales, calls, maturities and pay-downs, cash flows generated from operations and Federal Home Loan Bank (“FHLB”) advances are our primary, ongoing sources of funds for use in lending, investing and for other general purposes. In 2008, our IPO provided approximately $87.2 million in net proceeds to the Company.

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

Total deposits were $371.6 million at December 31, 2009, an increase of $17.4 million, or 4.9%, compared to $354.1 million at December 31, 2008. The Company’s continued focus is on growing our core deposits (i.e., demand deposit, savings and money market accounts), which increased $19.3 million, or 9.8%, in 2009.

The following table sets forth the composition of the Company’s deposits at the dates indicated.

	December 31,		Increase(Decrease)
(dollars in thousands)	2009	2008	Amount	Percent
Demand deposit	$66,956	$67,047	$(91)	(0.1)%
Savings	21,009	19,741	1,268	6.4
Money market	80,810	68,850	11,960	17.4
NOW	48,384	42,200	6,184	14.7
Certificates of deposit	154,434	156,307	(1,873)	(1.2)

Total deposits	$371,593	$354,145	$17,448	4.9%

The following table shows the average balance and average rate paid for each type of deposit for the periods indicated.

	For the Years Ended December 31,
(dollars in thousands)	2009			2008			2007
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Savings, checking and money market	$143,231	$1,056	0.74%	$129,377	$1,657	1.28%	$119,801	$2,140	1.79%
Certificates of deposit	159,928	4,473	2.80	167,254	6,246	3.73	174,225	7,486	4.30

Total interest-bearing deposits	$303,159	$5,529	1.82%	$296,631	$7,903	2.66%	$294,026	$9,626	3.27%

Certificates of deposit $100,000 and over increased $3.6 million, or 6.0%, from $60.4 million at December 31, 2008 to $64.0 million at December 31, 2009. The following table details the remaining maturity of large-denomination certificates of deposit of $100,000 and over.

	December 31,
(dollars in thousands)	2009	2008	2007
3 months or less	$15,112	$9,951	$11,443
3 – 6 months	14,828	8,328	17,547
6 – 12 months	13,520	17,277	29,359
12 – 36 months	18,973	22,937	10,533
More than 36 months	1,589	1,928	2,262

Total certificates of deposit	$64,022	$60,421	$71,144

Federal Home Loan Bank Advances – Advances from the FHLB of Dallas (“FHLB”) may be obtained by the Company upon the security of the common stock it owns in the FHLB and certain of its real estate loans and investment securities, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Advances from the FHLB may be either short-term, maturities of one year or less, or long-term, maturities in excess of one year.

At December 31, 2009, the Company had no short-term FHLB advances, compared to $21.5 million at December 31, 2008. The average rates paid on short-term FHLB advances were 1.8% and 2.2% for 2009 and 2008, respectively.

Long-term FHLB advances totaled $16.8 million at December 31, 2009, a decrease of $6.1 million, or 26.8%, compared to December 31, 2008. The average rates paid on long-term FHLB advances were 3.6% and 4.0% for 2009 and 2008, respectively.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At December 31, 2009, shareholders’ equity totaled $132.7 million, an increase of $5.8 million, or 4.6%, compared to $127.0 million at December 31, 2008. The $5.2 million increase in accumulated other comprehensive income (loss) and $5.4 million increase in retained earnings were partially offset by purchases of common stock during 2009 in aggregate amounts of $4.2 million and $1.8 million, respectively, for the Retention and Recognition Plan and treasury stock. Retained earnings increased in 2009 partially due to a $703,000 cumulative effect adjustment as the result of the Financial Accounting Standards Board (“FASB”), which allowed the Company to recover the non-credit related portions of investment securities deemed other than temporarily impaired in the fourth quarter of 2008.

RESULTS OF OPERATIONS

The Company reported net income of $4.7 million, $2.7 million, and $3.3 million for the years ended December 31, 2009, 2008, and 2007, respectively. Diluted earnings per share were $0.58 and $1.32 in 2009 and 2008, respectively. The Company completed its initial public offering of common stock in October 2008. Hence, the weighted average number of common shares outstanding during 2008 was lower than it would have been had the shares been outstanding for a full year. No shares were outstanding during 2007.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s net interest spread was 4.06%, 3.66% and 3.43% during the years ended December 31, 2009, 2008 and 2007, respectively. The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.72%, 4.31% and 4.09% during the years ended December 31, 2009, 2008 and 2007, respectively. The net interest spread and margin ratios increased in 2009 compared to 2008 primarily due to the fall in short-term interest rates during the year and the associated repricing of the Company’s assets and liabilities and changes in the mix of the Company’s assets and liabilities.

Net interest income increased $4.9 million, or 26.1%, in 2009 to $23.6 million compared to $18.7 million in 2008. This increase was due to a $2.5 million, or 9.0%, increase in interest income and a $2.4 million, or 27.6%, decrease in interest expense. The improvement in net interest income in 2009 compared to 2008 was the result of increased volumes of interest-earning assets, lower average rates paid on interest-bearing deposits, and an improved mix of interest-earning assets and interest-bearing deposits.

In 2008, net interest income increased $3.2 million, or 20.4%, to $18.7 million, compared to $15.5 million in 2007. This increase was due to a $2.0 million, or 7.9%, increase in interest income and a $1.2 million, or 11.7%, decrease in interest expense. The improvement in net interest income in 2008 compared to 2007 was the result of increased volumes of interest-earning assets and an improved mix of interest-earnings assets and interest-bearing deposits.

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income to the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average monthly balances during the indicated periods.

	For the Years Ended December 31,
(dollars in thousands)	2009			2008			2007
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Earning assets:
Loans receivable(1)	$341,986	$22,321	6.53%	$317,362	$21,790	6.90%	$293,289	$20,809	7.14%
Investment securities	121,612	6,570	5.40	80,747	4,284	5.31	55,224	2,668	4.83
Other interest-earning assets	35,434	1,005	2.84	35,730	1,355	3.79	30,925	1,948	6.30

Total earning assets	499,032	29,896	5.99	433,839	27,429	6.35	379,438	25,425	6.73
Noninterest-earning assets	30,957			30,080			24,979

Total assets	$529,989			$463,919			$404,417

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$143,231	$1,056	0.74%	$129,377	$1,657	1.28%	$119,801	$2,140	1.79%
Certificates of deposit	159,928	4,473	2.80	167,254	6,246	3.73	174,225	7,486	4.30

Total interest-bearing deposits	303,159	5,529	1.82	296,631	7,903	2.66	294,026	9,626	3.27
FHLB advances	25,117	807	3.21	28,014	844	3.01	6,422	282	4.39

Total interest-bearing liabilities	328,276	6,336	1.93	324,645	8,747	2.69	300,448	9,908	3.30
Noninterest-bearing liabilities	70,913			73,384			55,839

Total liabilities	399,189			398,029			356,287
Shareholders’ equity	130,800			65,890			48,130

Total liabilities and shareholders’ equity	$529,989			$463,919			$404,417

Net interest-earning assets	$170,756			$109,194			$78,990

Net interest income; net interest spread		$23,560	4.06%		$18,682	3.66%		$15,517	3.43%

Net interest margin(2)			4.72%			4.31%			4.09%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, and loans in process.
(2)	Equals net interest income divided by average interest-earning assets.

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

	2009 / 2008 Change Attributable To			2008 / 2007 Change Attributable To
(dollars in thousands)	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
Interest income:
Loans receivable	$(1,171)	$1,702	$531	$(722)	$1,703	$981
Investment securities	98	2,188	2,286	323	1,293	1,616
Other interest-earning assets	(340)	(10)	(350)	(836)	243	(593)

Total interest income	(1,413)	3,880	2,467	(1,235)	3,239	2,004

Interest expense:
Savings, checking and money market accounts	(741)	140	(601)	(630)	147	(483)
Certificates of deposit	(1,533)	(240)	(1,773)	(961)	(279)	(1,240)
FHLB advances	53	(90)	(37)	(238)	800	562

Total interest expense	(2,221)	(190)	(2,411)	(1,829)	668	(1,161)

Increase (decrease) in net interest income	$808	$4,070	$4,878	$594	$2,571	$3,165

Interest income includes interest income earned on earning assets as well as applicable loan fees earned. Interest income that would have been earned on nonaccrual loans had they been on accrual status is not included in the data reported above.

Provision for Loan Losses – We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. This policy is significantly affected by our judgment and uncertainties. There is likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions. Our activity in the provision for loan losses, which are charges or recoveries to operating results, is undertaken in order to maintain a level of total allowance for loan losses that management believes covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. Our evaluation process typically includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, general economic conditions and industry experience. The OTS, as an integral part of its examination process, periodically reviews our allowance for loan losses. The OTS may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

For the year ended December 31, 2009, the Company recorded a provision for loan losses of $865,000, compared to provisions of $459,000 and $420,000 for 2008 and 2007, respectively. The amount of provision for loan losses for 2009 was the result of the continuing change in our loan mix with increasing levels of commercial loans, which generally are considered to have a higher degree of risk than single-family residential mortgage loans, as well as the Company’s consideration of, among other factors, unemployment rates in its markets and general economic conditions.

Net charge-offs were $119,000 for 2009, compared to $167,000 and $114,000 for 2008 and 2007, respectively. The allowance for loan losses as a percentage of outstanding loans, net of unearned income, was 1.00% at December 31, 2009, compared to 0.78% at December 31, 2008.

Noninterest Income – The following table illustrates the primary components of noninterest income for the years indicated.

			Percent Increase		Percent Increase
(dollars in thousands)	2009	2008	(Decrease)	2007	(Decrease)
Noninterest income:
Service fees and charges	$1,850	$1,669	10.8%	$1,513	10.3%
Bank card fees	1,090	934	16.7	584	59.9
Income from bank-owned life insurance	292	262	11.4	7	3,863.7
Gain on sale of loans, net	611	254	140.1	312	(18.4)
Gain (loss) on sale of real estate owned, net	39	(16)	346.5	(4)	(277.7)
Impairment of investment securities	(1,888)	(2,833)	33.3	—	—
Other income	108	128	(14.5)	104	21.8

Total noninterest income	$2,102	$398	427.9%	$2,516	(84.2)%

2009 compared to 2008

The Company’s noninterest income was $2.1 million for the year ended December 31, 2009, $1.7 million, or 427.9%, higher than the $398,000 in noninterest income earned in 2008.

Service fees and charges and bank card fees increased $181,000 and $156,000, respectively, from 2008 to 2009 due to a higher volume of transactions processed. Income from bank-owned life insurance increased $30,000 due to the Company’s purchase of $9.7 million of additional policies in the fourth quarter of 2009. Gain on sale of mortgage loans increased $356,000 due to increased mortgage refinancing prompted by the current low interest rate environment.

Due to the deteriorating credit performance of the mortgage loans underlying the Company’s non-agency mortgage-backed securities, the Company recorded non-cash OTTI charges of $1.9 million and $2.8 million during the fourth quarters of 2009 and 2008, respectively. This charge is reflected in noninterest income as an “Impairment of investment securities”.

2008 compared to 2007

The Company’s noninterest income totaled $398,000 at December 31, 2008, a decrease of $2.1 million, or 84.2%, compared to December 31, 2007.

Service fees and charges and bank card fees increased $155,000 and $350,000, respectively, primarily due to increased core deposit accounts and merchant service fees. Income from bank owned life insurance increased $256,000 due to a full year of income recognized on policies purchased in the fourth quarter of 2007.

The increases in noninterest income were offset by $2.8 million in non-cash OTTI charge recorded in 2008. Additionally, gain on sale of mortgage loans decreased $57,000 as a result of fewer mortgage loan sales.

Noninterest Expense – The following table illustrates the primary components of noninterest expense for the years indicated.

			Percent Increase		Percent Increase
(dollars in thousands)	2009	2008	(Decrease)	2007	(Decrease)
Noninterest expense:
Compensation and benefits	$10,827	$8,834	22.6%	$8,030	10.0%
Occupancy	1,297	1,208	7.4	1,248	(3.2)
Marketing and advertising	634	608	4.3	665	(8.6)
Data processing and communication	1,402	1,370	2.3	1,229	11.5
Professional services	897	410	118.5	297	38.2
Forms, printing and supplies	378	358	5.5	377	(4.9)
Franchise and shares tax	610	—	—	—	—
Regulatory fees	596	154	286.2	140	10.2
ATM losses	—	867	(100)	—	—
Other expenses	1,167	926	26.1	917	0.9

Total noninterest expense	$17,808	$14,735	20.9%	$12,903	14.2%

2009 compared to 2008

The Company’s noninterest expense was $17.8 million for the year ended December 31, 2009, $3.1 million, or 20.9%, higher than the $14.7 million incurred for the same period in 2008.

Compensation and benefits expense increased $2.0 million primarily due to three factors: 1) the Bank’s expansion into Baton Rouge, where two full-service banking offices were opened during the second half of 2008; 2) the ESOP, which commenced during the fourth quarter of 2008; and 3) award grants under the stock option and recognition and retention plans approved by the Company’s shareholders in May 2009. The Company’s compensation expense from the ESOP was $405,000 in 2009 compared to $90,000 in 2008. The Company recognized an aggregate of $857,000 in compensation expense in 2009 from its stock option plan and recognition and retention plan with no corresponding expense from such plans in 2008. Compensation expense related to these two plans is expected to increase in 2010 as the plans will be in place for the entire year in 2010. Occupancy expense increased $89,000 primarily due to a full year of depreciation recorded on the two branches that opened in the second half of 2008.

Professional services increased $486,000 due to the increased cost of operating as a public company after the Company’s completion of its IPO in October 2008. Franchise and shares tax increased $610,000 due to the Company owing Louisiana bank shares taxes and franchise taxes as a public company.

Regulatory fees increased $442,000 primarily as the result of the FDIC increasing the base insurance premium assessment on deposits and its special assessment of $200,000 in 2009. The Company did not incur additional shortfall in cash at other ATM locations resulting in a decrease in ATM losses of $867,000 in 2009. Other expenses increased $242,000 due to increased insurance costs and expenses associated with the Company’s product lines.

2008 compared to 2007

The Company’s noninterest expense totaled $14.7 million for the year ended December 31, 2008, an increase of $1.8 million or 14.2%, compared to December 31, 2007.

Compensation and benefits increased $804,000 due to staffing two new branches in Baton Rouge and the addition of new executives. Data processing and communication expense increased $142,000 as the result of technology costs associated with the expansion into Baton Rouge. Professional fees and services increased $113,000 primarily due to increased costs of operating as a public company. In 2008, a shortfall in cash invested at other ATMs resulted in charge of $867,000 for ATM losses.

Income Taxes – For the years ended December 31, 2009, 2008 and 2007, the Company incurred income tax expense of $2.3 million, $1.2 million and $1.4 million, respectively. The Company’s effective tax rate amounted to 33.0%, 30.1% and 29.5% during 2009, 2008 and 2007, respectively. The difference between the effective tax rate and the statutory tax rate primarily related to variances in items that are non-taxable or non-deductible, primarily the effect of tax-exempt income and various tax credits taken.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At December 31, 2009, our cash and cash equivalents totaled $25.7 million. In addition, at such date, our available for sale investment securities totaled $106.8 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At December 31, 2009, we had certificates of deposit maturing within the next 12 months totaling $99.9 million. Based upon historical experience, we anticipate that the majority of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds. Our borrowings consist of advances from the FHLB, of which we are a member. Under terms of the collateral agreement with the FHLB, we may pledge residential mortgage loans and mortgage-backed securities as well as our stock in the FHLB as collateral for such advances. For the year ended December 31, 2009, the average balance of our outstanding FHLB advances was $25.1 million. At December 31, 2009, we had $16.8 million in outstanding FHLB advances and had $205.7 million in additional FHLB advances available to us.

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

ASSET/ LIABILITY MANAGEMENT AND MARKET RISK

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

Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rate as of December 31, 2009.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	5.0%
+100	2.9
- 100	(2.3)
- 200	N/A

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

The principal objective of our interest rate risk management function is to evaluate the interest rate risk embedded in certain balance sheet accounts, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements, performance objectives and interest rate environment, and manage the risk consistent with approved guidelines. We seek to manage our exposure to risks from changes in interest rates while at the same time trying to improve our net interest spread. We monitor interest rate risk as such risk relates to our operating strategies. We have established an Asset/Liability Committee, which is comprised of our Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Chief Operations Officer and Controller. The ALCO is responsible for reviewing our asset/liability and investment policies and interest rate risk position. The ALCO meets at least monthly. The extent of the movement of interest rates is an uncertainty that could have a negative impact on future earnings.

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

The following table summarizes our outstanding commitments to originate loans, to fund additional amounts of cash at other ATM locations pursuant to existing agreements and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and the undisbursed portion of construction loans at December 31 of the years indicated.

	Contract Amount
(dollars in thousands)	2009	2008
Standby letters of credit	$730	$1,034
Lines of credit	28,161	24,493
Cash invested in other ATM locations	—	6,761
Undisbursed portion of loans in process	29,598	18,851
Commitments to originate loans	15,468	34,520

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and the undisbursed portion of construction loans at December 31, 2009.

(dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Unused commercial lines of credit	$15,187	$10	$—	$—	$15,197
Unused personal lines of credit	2,704	10,218	42	—	12,964
Undisbursed portion of loans in process	29,598	—	—	—	29,598
Standby letters of credit	730	—	—	—	730

Total	$48,219	$10,228	$42	$—	$58,489

The Company has entered into a leasing arrangement to support the ongoing activities of the Company. The required payments under such commitments and other contractual cash commitments at December 31, 2009 are shown in the following table.

(dollars in thousands)	2010	2011	2012	2013	2014	Thereafter	Total
Operating leases	$5	$—	$—	$—	$—	$—	$5
Certificates of deposit	99,865	40,388	7,459	3,876	1,518	1,328	154,434
Long-term FHLB advances	5,774	—	1,000	—	—	10,000	16,774

Total	$105,644	$40,388	$8,459	$3,876	$1,518	$11,328	$171,213

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

To the Board of Directors

Home Bancorp, Inc.

Lafayette, Louisiana

We have audited the accompanying consolidated balance sheet of Home Bancorp, Inc. and subsidiary (“the Company”) as of December 31, 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2009 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home Bancorp, Inc. and subsidiary as of December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Home Bancorp, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Porter Keadle Moore LLP

Atlanta, Georgia

March 12, 2010

To the Board of Directors

Home Bancorp, Inc.

Lafayette, Louisiana

We have audited Home Bancorp, Inc. and subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Home Bancorp, Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Home Bancorp, Inc. and subsidiary as of December 31, 2009, and the related statements of income, shareholders’ equity and cash flows for the year then ended, and our report dated March 12, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ Porter Keadle Moore LLP

Atlanta, Georgia

March 12, 2010

The Board of Directors and Shareholders

Home Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Home Bancorp, Inc. as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Bancorp, Inc. at December 31, 2008, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 27, 2009

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$25,709,597	$20,150,248
Interest-bearing deposits in banks	3,529,000	1,685,000
Cash invested at other ATM locations	—	24,243,780
Investment securities available for sale, at fair value	106,752,131	114,235,261
Investment securities held to maturity (fair values of $13,176,934 and $4,134,153, respectively)	13,098,847	4,089,466
Mortgage loans held for sale	719,350	996,600
Loans, net of unearned income	336,647,292	335,568,071
Allowance for loan losses	(3,351,688)	(2,605,889)

Loans, net	333,295,604	332,962,182

Office properties and equipment, net	16,186,690	15,325,997
Cash surrender value of bank-owned life insurance	15,262,645	5,268,817
Accrued interest receivable and other assets	10,081,885	9,439,637

Total Assets	$524,635,749	$528,396,988

Liabilities
Deposits:
Noninterest-bearing	$66,955,475	$67,047,799
Interest-bearing	304,637,272	287,097,306

Total deposits	371,592,747	354,145,105
Short-term Federal Home Loan Bank advances	—	21,500,000
Long-term Federal Home Loan Bank advances	16,773,802	22,920,795
Accrued interest payable and other liabilities	3,519,896	2,868,362

Total Liabilities	391,886,445	401,434,262

Shareholders’ Equity
Preferred stock, $0.01 par value—10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value—40,000,000 shares authorized; 8,926,875 shares issued; 8,774,975 and 8,926,875 shares outstanding, respectively	89,270	89,270
Additional paid-in capital	88,072,884	87,182,281
Treasury stock at cost—151,900 shares at December 31, 2009	(1,848,862)	—
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(6,695,150)	(7,052,230)
Recognition and Retention Plan (RRP)	(4,218,320)	—
Retained earnings	57,437,444	52,055,071
Accumulated other comprehensive loss	(87,962)	(5,311,666)

Total Shareholders’ Equity	132,749,304	126,962,726

Total Liabilities and Shareholders’ Equity	$524,635,749	$528,396,988

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
Interest Income
Loans, including fees	$22,321,209	$21,790,163	$20,809,447
Investment securities	6,569,756	4,283,960	2,667,979
Other investments and deposits	1,005,353	1,354,627	1,947,548

Total interest income	29,896,318	27,428,750	25,424,974

Interest Expense
Deposits	5,529,181	7,903,313	9,626,217
Short-term borrowings	37,799	331,387	78,045
Long-term debt	769,700	512,550	204,054

Total interest expense	6,336,680	8,747,250	9,908,316

Net interest income	23,559,638	18,681,500	15,516,658
Provision for loan losses	864,880	459,212	419,872

Net interest income after provision for loan losses	22,694,758	18,222,288	15,096,786

Noninterest Income
Service fees and charges	1,849,746	1,668,757	1,513,299
Bank card fees	1,089,811	933,788	583,813
Gain on sale of loans, net	610,952	254,456	311,744
Income from bank-owned life insurance	292,125	262,202	6,615
Gain (loss) on sale of real estate owned, net	38,538	(15,635)	(4,140)
Impairment of investment securities	(1,888,381)	(2,832,920)	—
Other income	109,069	127,525	104,687

Total noninterest income	2,101,860	398,173	2,516,018

Noninterest Expense
Compensation and benefits	10,827,537	8,834,026	8,030,392
Occupancy	1,296,592	1,207,675	1,248,221
Marketing and advertising	633,530	607,550	664,502
Data processing and communication	1,402,290	1,370,101	1,228,576
Professional services	896,552	410,377	297,005
Forms, printing and supplies	378,097	358,236	376,749
Franchise and shares tax	609,689	—	—
Regulatory fees	596,305	154,407	140,173
ATM losses	—	867,389	—
Other expenses	1,167,157	925,256	917,122

Total noninterest expense	17,807,749	14,735,017	12,902,740

Income before income tax expense	6,988,869	3,885,444	4,710,064
Income tax expense	2,309,268	1,169,852	1,387,359

Net Income	$4,679,601	$2,715,592	$3,322,705

Earnings per share:
Basic	$0.58	$1.32	N/A
Diluted	$0.58	$1.32	N/A

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2006	$—	$—	$—	$—	$—	$46,016,774	$(160,469)	$45,856,305

Comprehensive income:
Net income						3,322,705		3,322,705
Change in unrealized gain (loss) on securities available for sale, net of taxes							204,110	204,110

Total comprehensive income								3,526,815

Balance, December 31, 2007	$—	$—	$—	$—	$—	$49,339,479	$43,641	$49,383,120

Comprehensive income:
Net income						2,715,592		2,715,592
Change in unrealized gain (loss) on securities available for sale, net of taxes (see Note 17)							(5,355,307)	(5,355,307)

Total comprehensive income								(2,639,715)

Issuance of common stock for initial public offering, net	89,270	87,181,799						87,271,069
Shares purchased for ESOP				(7,141,500)				(7,141,500)
ESOP shares released for allocation		482		89,270				89,752

Balance, December 31, 2008	$89,270	$87,182,281	$—	$(7,052,230)	$—	$52,055,071	$(5,311,666)	$126,962,726

Comprehensive income:
Net income						4,679,601		4,679,601
Change in unrealized gain (loss) on securities available for sale, net of taxes (see Note 17)							5,223,704	5,223,704

Total comprehensive income								9,903,305

Cumulative effect adjustment (see Note 4)						702,772		702,772
Cost of issuance of common stock		(13,895)						(13,895)
Common stock purchased for Recognition and Retention Plan					(4,218,320)			(4,218,320)
Treasury stock acquired at cost, 151,900 shares			(1,848,862)					(1,848,862)
ESOP shares released for allocation		47,917		357,080				404,997
Stock-based compensation cost		856,581						856,581

Balance, December 31, 2009	$89,270	$88,072,884	$(1,848,862)	$(6,695,150)	$(4,218,320)	$57,437,444	$(87,962)	$132,749,304

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$4,679,601	$2,715,592	$3,322,705
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	864,880	459,212	419,872
Depreciation	885,967	813,916	867,603
Mortgage servicing amortization	30,971	22,344	53,399
Provision for mortgage servicing amortization	—	1,187	3,464
Federal Home Loan Bank stock dividends	(4,500)	(36,000)	(38,800)
Net amortization of premium/discount on investments	(934,484)	1,981,079	34,255
Impairment of investment securities	1,888,381	2,832,920	—
(Gain) loss on sale of real estate owned, net	(38,538)	15,635	4,140
Gain on loans sold, net	(610,952)	(254,456)	(311,744)
Proceeds, including principal payments, from loans held for sale	74,114,660	36,055,638	32,827,942
Originations of loans held for sale	(73,226,458)	(35,623,132)	(32,085,398)
Non-cash compensation	1,261,578	89,752	—
Deferred income tax provision (benefit)	(1,553,290)	(1,161,779)	(435,351)
Increase in interest receivable and other assets	(3,099,741)	(46,793)	(795,095)
Increase in cash surrender value of bank-owned life insurance	(292,125)	(262,202)	(6,615)
(Increase) decrease in accrued interest payable and other liabilities	477,655	320,510	(62,550)

Net cash provided by operating activities	4,443,605	7,923,423	3,797,827

Cash flows from investing activities:
Purchases of securities available for sale	(20,560,805)	(88,859,623)	(20,454,451)
Purchases of securities held to maturity	(13,150,000)	(400,000)	(1,020,000)
Proceeds from payments on securities available for sale	36,074,241	16,694,391	17,528,988
Proceeds from maturities and calls of securities available for sale	—	2,000,000	9,315
Proceeds from payments on securities held to maturity	955,927	1,000,978	1,863,339
Proceeds from maturities and calls of securities held to maturity	3,180,000	—	—
(Increase) decrease in cash invested at other ATM locations	24,243,780	(7,101,029)	(3,428,664)
Net increase in loans	(1,198,302)	(27,153,375)	(25,430,225)
(Increase) decrease in certificates of deposit in other institutions	(1,844,000)	1,582,000	(98,000)
Proceeds from sale of real estate owned	695,908	—	17,360
Purchases of office properties and equipment	(1,748,074)	(4,452,333)	(2,160,557)
Purchases of bank-owned life insurance	(9,701,703)	—	(5,000,000)
Purchases of Federal Home Loan Bank stock	(206,700)	(2,624,100)	(718,300)
Proceeds from redemption of Federal Home Loan Bank stock	655,900	1,518,200	705,500

Net cash provided by (used in) investing activities	17,396,172	(107,794,891)	(38,185,695)

Cash flows from financing activities:
Increase in deposits	17,447,642	608,706	7,286,080
Proceeds from Federal Home Loan Bank advances	576,600,000	726,688,000	98,004,304
Payments on Federal Home Loan Bank advances	(604,246,993)	(699,150,641)	(86,555,693)
Proceeds from issuance of common stock	—	89,268,751	—
Cost of issuance of common stock	(13,895)	(1,997,682)	—
Repurchase of common stock for recognition and retention plan	(4,218,320)	—	—
Purchase of treasury stock	(1,848,862)	—	—
Stock purchased for employee stock ownership plan	—	(7,141,500)	—

Net cash provided by (used in) financing activities	(16,280,428)	108,275,634	18,734,691

Net change in cash and cash equivalents	5,559,349	8,404,166	(15,653,177)
Cash and cash equivalents at beginning of year	20,150,248	11,746,082	27,399,259

Cash and cash equivalents at end of year	$25,709,597	$20,150,248	$11,746,082

Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$6,359,280	$8,757,929	$9,896,398
Income taxes paid	3,770,158	2,449,279	2,123,793

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Home Bancorp, Inc., a Louisiana Corporation (“Company”), was organized by Home Bank (“Bank”) in May 2008 to facilitate the conversion of the Bank from the mutual to the stock form (“Conversion”) of ownership. The Conversion was completed on October 2, 2008, at which time the Company became the holding company for the Bank, with the Company owning all of the issued and outstanding shares of the Bank’s common stock. Shares of the Company’s common stock were issued and sold in an offering to certain depositors of the Bank. As a result of the offering, the Company issued 8,926,875 shares of its common stock and raised $87,168,000 in net proceeds. The Company was newly organized and owned no assets during any period prior to October 2, 2008. Therefore, the financial information for any period prior to October 2, 2008 presented in this report is that of the Bank only.

Home Bank is a federally chartered stock savings bank. The Bank was officially chartered in 1908 as a Louisiana state chartered savings association. The Bank converted to a federal mutual savings bank charter in 1993. The Bank currently conducts business from its main office as well as eleven additional full-service banking offices in the Lafayette metropolitan area and Baton Rouge, Louisiana.

The Bank is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. The Bank’s principal sources of funds are customer deposits, repayments of loans, repayments of investments and funds borrowed from outside sources such as the Federal Home Loan Bank (“FHLB”) of Dallas. The Bank derives its income principally from interest earned on loans and investment securities and, to a lesser extent, from fees received in connection with the origination of loans, service charges on deposit accounts and for other services. The Bank’s primary expenses are interest expense on deposits and borrowings and general operating expenses.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, income taxes, valuation of investments with other-than-temporary impairment and valuation of share-based compensation.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks, and interest-bearing deposits with the FHLB. The Company considers all highly liquid debt instruments with original maturities of three months or less (excluding interest-bearing deposits in banks) to be cash equivalents.

The Bank is required to maintain reserve requirements with the Federal Reserve Bank. The requirement is dependent upon the Bank’s cash on hand or noninterest-bearing balances. The reserve requirements at December 31, 2009 and December 31, 2008 were $3,711,000 and $1,953,000, respectively.

Investment Securities

The Company follows the guidance under the topic of investments – debt and equity securities issued by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). This standard addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Under the topic, investment securities, which the Company both positively intends and has the ability to hold to maturity, are carried at amortized cost.

Investment securities that are acquired with the intention of being resold in the near term are classified under the ASC topic on trading securities and are carried at fair value, with unrealized holding gains and losses recognized in current earnings. The Company does not currently hold any securities for trading purposes.

Securities not meeting the criteria of either trading securities or held to maturity are classified as available for sale and are carried at fair value. Unrealized holding gains and losses for these securities are recognized, net of related income tax effects, as a separate component of the Company’s shareholders’ equity.

Interest income earned on securities either held to maturity or available for sale is included in current earnings, including the amortization of premiums and the accretion of discounts using the interest method. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. The gain or loss realized on the sale of securities classified as available for sale and held to maturity, as determined using the specific identification method for determining the cost of the securities sold, is computed with reference to its amortized cost and is also included in current earnings.

The Company reviews investment securities for other-than-temporary impairment on a quarterly basis. Impairment is considered to be other-than-temporary if it is likely that all amounts contractually due will not be received for debt securities and when there is no positive evidence indicating that an investment’s carrying amount is recoverable in the near term for equity securities. When a decline in the fair value of available for sale and held to maturity securities below cost is deemed to be credit related, a charge for other-than-temporary impairment is included in earnings as “Impairment of investment securities”. The decline in value attributed to non-credit related factors is recognized in other comprehensive income and a new cost basis for the security is established. The new cost basis is not changed for subsequent recoveries in fair value. Increases in fair value above cost on available for sale securities are reflected net of tax in shareholders’ equity and are included in other comprehensive income. In evaluating whether impairment is temporary or other-than-temporary, the Company considers, among other things, the time period the security has been in an unrealized loss position; the financial condition of the issuer and its industry; recommendations of investment advisors; economic forecasts; market or industry trends; changes in tax laws, regulations, or other governmental policies significantly affecting the issuer; any downgrades from rating agencies; and any reduction or elimination of dividends. The Company’s intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value is also considered.

Loans Held for Sale

The Company sells mortgage loans and loan participations for an amount equal to the principal amount of loans or participations with yields to investors based upon the current market rate. Realized gains and losses related to loan sales are included in noninterest income.

For financial reporting purposes, the Company classifies a portion of its loan portfolio as “Mortgage loans held for sale.” Included in this category are loans which the Company has the current intent to sell and loans which are available to be sold in the event that the Company determines that loans should be sold to support the Company’s investment and liquidity objectives, as well as to support its overall asset and liability management strategies. Loans included in this category for which the Company has the current intention to sell are recorded at the lower of aggregate cost or fair value. As of December 31, 2009 and December 31, 2008, the Company had $719,000 and $997,000, respectively, in loans classified as “Mortgage loans held for sale.”

As of December 31, 2009 and December 31, 2008, the Company had $24,047,000 and $15,970,000, respectively, outstanding in loans sold to government agencies that it was servicing.

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

The amount of capitalized mortgage servicing rights for the years ended December 31, 2009 and December 31, 2008 was not material.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at an amount which management deems adequate to cover estimated probable losses on loans receivable. The allowance for loan losses is comprised of specific and general reserves. The Company determines specific reserves based on the provisions of ASC Topic on Receivables. The Company’s allowance for loan losses includes a measure of impairment related to those loans identified for evaluation under the topic. This measurement is based on a comparison of the recorded investment in the loan with either the expected cash flows discounted using the loan’s original effective interest rate, observable market price for the loan or the fair value of the collateral underlying certain collateral-dependent loans. General reserves are based on management’s evaluation of many factors, including current economic trends, industry experience, historical loss experience, industry loan concentrations, the borrowers’ abilities to repay and repayment performance, probability of foreclosure, and estimated collateral values. As these factors change, adjustments to the loan loss reserve are charged to current operations. Loans and related accrued interest that are determined to be uncollectible are charged-off against the allowance for loan losses once that determination is made.

While management uses available information to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. The OTS, as an integral part of its examination processes, periodically reviews the allowance for loan losses. The OTS may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required at the time of their examination.

Other Real Estate Owned

Other real estate owned (“OREO”) property is carried at the lower of book value or fair value less estimated selling costs. Costs relating to the development and improvement of OREO property are capitalized, and costs relating to holding and maintaining the property are expensed. Write-downs from cost to fair value at the dates of foreclosure are charged against the allowance for loan losses. Valuations are periodically performed and an allowance for loss is established by a charge to operations if the carrying value of a property exceeds its fair value less selling costs. As of December 31, 2009, and December 31, 2008, the Company had $417,000 and $37,000 of OREO, respectively.

Federal Home Loan Bank Stock

As a member of the FHLB, the Bank is required to maintain a minimum level of investment in capital stock of the FHLB based on specific percentages of its outstanding FHLB advances, total assets, and mortgages. The Bank’s investment in FHLB stock is carried at par value ($100 per share), which reasonably approximates its fair value, as excess stock amounts held are redeemed quarterly at par by the FHLB. As of December 31, 2009, and December 31, 2008, the Company had $1,641,000 and $2,085,000 of FHLB stock, respectively.

Office Properties and Equipment

Office properties and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method with rates based on the estimated useful lives of the individual assets, which range from 3 to 40 years. Expenditures which substantially increase the useful lives of existing property and equipment are capitalized while routine expenditures for repairs and maintenance are expensed as incurred.

Cash Surrender Value of Bank-Owned Life Insurance

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

The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2009, December 31, 2008, and December 31, 2007, the Company did not recognize any interest or penalties in its financial statements, nor has it recorded an accrued liability for interest or penalty payments.

Stock-based Compensation Plans

The Company issues stock options under the 2009 Stock Option Plan to directors, officers and other key employees. In accordance with the requirements of the ASC topic on Stock-based Compensation, the Company has adopted a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

The Company issues restricted stock under the 2009 Recognition and Retention Plan (“RRP”) for directors, officers and other key employees. The RRP allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock have the right to vote the shares as awards are earned. The unearned compensation related to these awards is amortized to compensation expense over the service period, which is usually the vesting period. The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted and is amortized over the vesting period.

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

Comprehensive Income (Loss)

Generally accepted accounting principles (“GAAP”) generally require that recognized revenues, expenses, gains, and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheets, such items, along with net earnings, are components of comprehensive income. The Company presents comprehensive income in its statements of shareholders’ equity.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current period presentation.

Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 – Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ASU 2009-01 amends the ASC for the issuance of FASB Statement (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ASU 2009-1 includes SFAS 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The ASC became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities Exchange Committee (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. As of the effective date of this Statement, September 15, 2009, the ASC supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC is no longer authoritative. This Statement became effective for the Company’s financial statements beginning in the interim period ended September 30, 2009.

In April 2009, the FASB issued guidance under ASC topic 825. The guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance was adopted for interim reporting periods ending after June 15, 2009.

In April 2009, the FASB issued guidance under ASC topic 320 on Investments – Debt and Equity Securities that provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. Upon adoption at April 1, 2009, the Company recognized a cumulative effect adjustment in retained earnings from accumulated other comprehensive income to reclassify other-than-temporary impairments previously taken under the former authoritative accounting guidance for securities held as of April 1, 2009. In accordance with the guidance, the Company determined that of the $2,833,000 in other-than-temporary impairments previously recorded in earnings on investments available for sale held as of April 1, 2009, $1,065,000 of these impairments were not considered other-than-temporary impairments under the guidance. As a result, the Company increased the amortized cost basis of these investments available for sale by $1,065,000. The cumulative effect adjustment resulted in a decrease in accumulated other comprehensive income and an increase in retained earnings totaling $703,000 (net of tax). The cumulative effect adjustment had no net effect on the Company’s shareholders’ equity or previously reported net income (loss).

In April 2009, the FASB issued authoritative guidance under ASC topic 805 on Consolidation that provides additional guidance regarding the recognition, measurement and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting this guidance will depend on the timing of future acquisitions, as well as the nature and existence of contingencies associated with such acquisitions, if any.

In May 2009, the FASB issued guidance under ASC topic 855 on Subsequent Events that establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date. Topic 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for interim and annual periods ending after June 15, 2009.

In June 2009, the FASB issued guidance under ASC topic 860 on Transfers and Servicing to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. The most significant change is the elimination of the concept of a qualifying special-purpose entity. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The guidance is effective on January 1, 2010. The Company does not anticipate that the guidance will have a material impact on its consolidated financial statements.

The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force (“EITF”) Abstracts. Instead, it now issues Accounting Standards Updates. The FASB does not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Upon becoming effective, all of the content of the ASC carries the same level of authority, effectively superseding SFAS 162. In other words, the GAAP hierarchy has been modified to include only two levels of GAAP: authoritative and non-authoritative. As a result, this

Statement replaces SFAS 162 to indicate this change to the GAAP hierarchy. The adoption of the ASC and ASU 2009-01 did not have any effect on the Company’s results of operations or financial position. All references to accounting literature included in the notes to the financial statements have been changed to reference the appropriate sections of the ASC.

In June 2009, the FASB issued Accounting Standards Update No. 2009-02, Omnibus Update – Amendments to Various Topics for Technical Corrections. The adoption of ASU 2009-02 did not have a material effect on the Company’s results of operations, financial position or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-03, SEC Update – Amendments to Various Topics Containing SEC Staff Accounting Bulletins. ASU 2009-03 represents technical corrections to various topics containing SEC Staff Accounting Bulletins to update cross-references to ASC text. This ASU did not have a material effect on the Company’s results of operations, financial position or disclosures.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of ASC Topic 820. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1)	A valuation technique that uses:

a.	The quoted price of the identical liability when traded as an asset

b.	Quoted prices for similar liabilities or similar liabilities when traded as assets.

2)	Another valuation technique that is consistent with the principles of ASC Topic 820. An example would be an income approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

The amendments in ASU 2009-5 also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in ASU 2009-5 became effective for the Company in the fourth quarter of 2009. Because the Company does not currently have any liabilities that are recorded at fair value, the adoption of this guidance did not have any impact on the Company’s results of operations, financial position or disclosures.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis which will be effective for fiscal years beginning after December 15, 2010.

3. Cash Invested at ATM Locations

The Bank previously entered into contracts with various counterparties to provide cash for ATMs at approximately 1,200 locations throughout the United States. The contracts ranged in terms up to two years and contained options to extend the contracts for certain periods. During the year ended December 31, 2009, the Bank allowed these contracts to expire. The Bank collected all cash invested in the ATMs except for an $867,000 cash shortfall, which was recognized as a loss in the year ended December 31, 2008. The maximum amounts outstanding under these agreements were $28,729,000 and $31,937,000 during 2009 and 2008, respectively. Under the terms of these agreements, the Bank retained ownership of the cash in the ATM at all times. The Bank had accrued receivables associated with these contracts of approximately $104,000 as of December 31, 2008.

4. Investment Securities

Summary information regarding investment securities classified as available for sale and held to maturity as of December 31, 2009 and December 31, 2008 follows.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
December 31, 2009
Available for sale:
U.S. agency mortgage-backed	$60,338	$1,786	$31	$1	$62,092
Non-U.S. agency mortgage-backed	39,707	262	—	2,116	37,853
U.S. government agency	6,840	—	—	33	6,807

Total available for sale	$106,885	$2,048	$31	$2,150	$106,752

Held to maturity:
U.S. agency mortgage-backed	$5,735	$46	$—	$—	$5,781
Municipal bonds	1,364	75	—	—	1,439
U.S. government agency	6,000	—	43	—	5,957

Total held to maturity	$13,099	$121	$43	$—	$13,177

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
December 31, 2008
Available for sale:
U.S. agency mortgage-backed	$71,175	$613	$307	$1	$71,480
Non-U.S. agency mortgage-backed	51,108	56	8,339	70	42,755

Total available for sale	$122,283	$669	$8,646	$71	$114,235

Held to maturity:
U.S. agency mortgage-backed	$2,545	$25	$—	$—	$2,570
Municipal bonds	1,544	25	5	—	1,564

Total held to maturity	$4,089	$50	$5	$—	$4,134

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic and market conditions warrant such evaluations. Consideration is given to (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the Company’s intent to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost, which may extend to maturity and our ability and intent to hold the security for a period of time that allows for the recovery in value in the case of equity securities.

The Company developed a process to identify securities that could potentially have a credit impairment that is other-than-temporary. This process involves evaluating each security for impairment by monitoring credit performance, collateral type, collateral geography, bond credit support, loan-to-value ratios, credit scores, loss severity levels, pricing levels, downgrades by rating agencies, cash flow projections and other factors as indicators of potential credit issues. The Company performs a credit analysis based on different credit scenarios at least quarterly to detect impairment on its investment securities. When the Company determines that a security is deemed to be other than temporarily impaired, an impairment loss is recognized.

During the years ended December 31, 2009 and December 31, 2008, management’s assessment of its investment securities concluded the decline in the fair values of certain non-agency (or private-label) mortgage-back securities were other-than-temporary. During 2009 and 2008, the Company recorded pre-tax impairment charges of $1,888,000 and $2,833,000, respectively, associated with the credit deterioration of those securities. Additionally, management concluded that the unrealized losses of its investment securities summarized in the table above are not deemed to be other-than-temporary.

The FASB’s ASC topic on debt and equity securities was updated to provide additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. Upon adoption of the new guidance on April 1, 2009, the Company recognized a cumulative effect adjustment in retained earnings from accumulated other comprehensive income to reclassify other-than-temporary impairments previously taken under the former authoritative accounting guidance for securities held as of April 1, 2009. In accordance with the guidance, the Company determined that of the $2,833,000 in other-than-temporary impairments recorded in 2008 on investments available for sale as of April 1, 2009, $1,065,000 of these impairments were no longer considered other-than-temporary. As a result, the Company increased the amortized cost basis of these investments available for sale by $1,065,000. The cumulative effect adjustment resulted in a decrease in accumulated other comprehensive income and an increase in retained earnings totaling $703,000 (net of tax). The cumulative effect adjustment had no net effect on the Company’s shareholders’ equity or previously reported net income.

At December 31, 2009, 27 debt securities had unrealized losses of 5.6% of the securities’ amortized cost basis and 1.9% of the Company’s total amortized cost basis. The unrealized losses for the 27 securities primarily relate to increasing delinquencies and defaults in the mortgage loans underlying certain non-agency mortgage-backed securities. 18 of the 27 securities have been in a continuous loss position for over twelve months. The 18 securities have an aggregate amortized cost basis and unrealized loss of $21,567,000 and $2,117,000 respectively. As management has the intent and ability to hold debt securities until maturity, or until anticipated recovery if classified as available for sale, except as noted above, no declines in these 18 securities are deemed to be other-than-temporary.

At December 31, 2008, 80 debt securities had unrealized losses of 12.1% of the securities’ amortized cost basis and 7.1% of the Company’s total amortized cost basis. The unrealized losses for the 80 securities primarily relate to increasing delinquencies and defaults in the mortgage loans underlying certain non-agency mortgage-backed securities. Nine of the 80 securities have been in a continuous loss position for over twelve months. The nine securities have an aggregate amortized cost basis and unrealized loss of $6,823,000 and $1,457,000 respectively. As management has the intent and ability to hold debt securities until maturity, or until anticipated recovery if classified as available for sale, except as noted above, no declines in these 80 securities are deemed to be other-than-temporary.

The amortized cost and estimated fair value by maturity of investment securities at December 31, 2009 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security, in particular certain U.S. agency securities and obligations of states and political subdivisions, may differ from its contractual maturity because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$4,690	$3,836	$53,566	$62,092
Non-U.S. agency mortgage-backed	—	3,531	34,322	37,853
U.S. government agency	—	—	6,807	6,807

Total securities available for sale	$4,690	$7,367	$94,695	$106,752

Securities held to maturity:
U.S. agency mortgage-backed	$3,766	$2,015	$—	$5,781
Municipal bonds	636	803	—	1,439
U.S. government agency	2,981	2,976	—	5,957

Total securities held to maturity	$7,383	$5,794	$—	$13,177

(dollars in thousands)	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$4,569	$3,761	$52,008	$60,338
Non-U.S. agency mortgage-backed	—	3,488	36,219	39,707
U.S. government agency	—	—	6,840	6,840

Total securities available for sale	$4,569	$7,249	$95,067	$106,885

Securities held to maturity:
U.S. agency mortgage-backed	$3,726	$2,009	$—	$5,735
Municipal bonds	605	759	—	1,364
U.S. government agency	3,000	3,000	—	6,000

Total securities held to maturity	$7,331	$5,768	$—	$13,099

At December 31, 2009 and December 31, 2008, the Company had accrued interest receivable for investment securities of $450,000 and $639,000, respectively.

At December 31, 2009 and December 31, 2008, the Company had $7,793,000 and $6,447,000, respectively, of securities pledged against public deposits.

5. Loans

Loans consisted of the following as of December 31 of the years indicated.

(dollars in thousands)	2009	2008
Real estate loans:
One- to four-family first mortgage	$120,044	$138,173
Home equity loans and lines	24,678	23,127
Commercial real estate	97,513	84,096
Construction and land	35,364	35,399
Multi-family residential	4,089	7,142

Total real estate loans	281,688	287,937

Other loans:
Commercial	38,340	34,434
Consumer	16,619	13,197

Total other loans	54,959	47,631

Total loans	$336,647	$335,568

A summary of activity in the allowance for loan losses for the years ended December 31, 2009, 2008 and 2007 is as follows.

(dollars in thousands)	2009	2008	2007
Balance, beginning of period	$2,606	$2,314	$2,008
Provision	865	459	420
Loans charged-off	(141)	(212)	(125)
Recoveries	22	45	11

Balance, end of period	$3,352	$2,606	$2,314

The following is a summary of information pertaining to impaired loans as of December 31:

(dollars in thousands)	2009	2008	2007
Impaired loans without a valuation allowance	$1,829	$1,050	$1,101
Impaired loans with a valuation allowance	958	443	241

Total impaired loans	2,787	1,493	1,342

Valuation allowance related to impaired loans	472	122	44

Average investment in impaired loans	$2,142	$1,360	$1,077
Interest income recognized on impaired loans	116	62	8
Nonaccrual loans	1,278	1,427	1,295
Accruing loans more than 90 days past due	—	—	—

As of December 31, 2009, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

At December 31, 2009 and December 31, 2008, the Company had accrued interest receivable for loans of $1,584,000 and $1,667,000, respectively.

6. Loan Servicing

Mortgage loans sold to and serviced for others are not included in the accompanying statements of financial condition. The unpaid principal balances of these loans as of December 31 of the years indicated are summarized as follows.

(dollars in thousands)	2009	2008	2007
Mortgage loans sold to Federal Home Loan Mortgage Corporation without recourse	$10,566	$13,409	$16,124
Mortgage loans sold to Federal National Mortgage Association without recourse	13,481	2,561	1,663

Balance, end of period	$24,047	$15,970	$17,787

Custodial and escrow account balances maintained in connection with the foregoing loan servicing arrangements were $104,000 and $84,000 as of December 31, 2009 and December 31, 2008, respectively.

7. Office Properties and Equipment

Office properties and equipment consisted of the following as of December 31 of the years indicated.

(dollars in thousands)	2009	2008
Land	$4,544	$4,568
Buildings and improvements	13,157	12,102
Furniture and equipment	6,568	5,871

Total office properties and equipment	24,269	22,541
Less accumulated depreciation	8,082	7,215

Total office properties and equipment, net	$16,187	$15,326

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $886,000, $814,000, and $868,000, respectively.

8. Deposits

Deposits consisted of the following major classifications as of December 31 of the years indicated.

(dollars in thousands)	2009	2008
Demand deposit accounts	$66,956	$67,047
Savings	21,009	19,741
Money market accounts	80,810	68,850
NOW accounts	48,384	42,200
Certificates of deposit	154,434	156,307

Total deposits	$371,593	$354,145

At December 31, 2009, the scheduled maturities of certificates of deposit are as follows.

(dollars in thousands)	Amount
2010	$99,865
2011	40,388
2012	7,459
2013	3,876
2014	1,518
Thereafter	1,328

Total certificates of deposit	$154,434

At December 31, 2009 and December 31, 2008, the aggregate amount of certificates of deposit with balances of $100,000 or more was $64,022,000 and $60,421,000, respectively.

9. Short-term Advances

The Company did not have any short-term advances outstanding at December 31, 2009. Short-term advances totaling $21,500,000 at December 31, 2008 consisted of advances from the FHLB. These advances, which mature within one year, had a weighted average rate of 0.80% for the year ended December 31, 2008.

Collateral for short and long-term FHLB advances is secured through a blanket lien evidenced by the Bank’s pledge of first mortgage collateral, demand deposit accounts, capital stock, and certain other assets pursuant to the “Advances, Collateral Pledge and Security Agreement.” Under this collateral pledge agreement, the Bank must meet all statutory and regulatory capital standards and must meet all FHLB credit underwriting standards. Management believes that the Bank is in compliance with all such requirements as of December 31, 2009 and December 31, 2008.

As of December 31, 2009 and December 31, 2008, the Bank had $205,712,000 and $176,600,000, respectively, of additional FHLB advances available.

10. Long-term Advances

At December 31, 2009 and December 31, 2008, long-term advances consisted of advances from the FHLB totaling $16,774,000 and $22,921,000, respectively. The following table summarizes this debt as of December 31, 2009.

(dollars in thousands)	Amount	Weighted Average Rate
Fixed rate advances maturing in:
2010	$5,774	4.34%
2011	—	—
2012	1,000	2.75
2013	—	—
2014 and thereafter	10,000	3.22

Total long-term advances	$16,774	3.58%

11. Income Taxes

The Company files federal income tax returns on a calendar year basis. Income tax expense for the years indicated is summarized as follows.

(dollars in thousands)	2009	2008	2007
Current	$3,405	$2,332	$1,823
Deferred	(1,096)	(1,162)	(436)

Total income tax expense	$2,309	$1,170	$1,387

The components of the Company’s net deferred tax asset at December 31 of the years indicated are as follows.

(dollars in thousands)	2009	2008
Deferred tax assets (liabilities):
FHLB stock dividends	$(26)	$(34)
Loan loss reserves	720	347
Accumulated depreciation	(446)	(404)
Unrealized (gain) loss on securities available for sale	45	2,736
Mortgage servicing rights	(26)	(6)
Deferred compensation	184	158
Stock-based compensation	291	—
Other-than-temporary impairment of securities	1,414	963
Other	53	(51)

Deferred tax asset	$2,209	$3,709

For the years ended December 31, 2009, 2008 and 2007, the provision for federal income taxes differed from the amount computed by applying the federal income tax statutory rate of 34% on income from operations as indicated in the following analysis:

(dollars in thousands)	2009	2008	2007
Federal tax based on statutory rate	$2,376	$1,321	$1,601
State tax based on statutory rate	84	—	—
Decrease resulting from:
Effect of tax-exempt income	(19)	(48)	(9)
Tax credits	(23)	(91)	(138)
Other	(109)	(12)	(67)

Income tax expense	$2,309	$1,170	$1,387

Effective tax rate	33.0%	30.1%	29.5%

Retained earnings at December 31, 2009, December 31, 2008 and December 31, 2007, included $5,837,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than bad debt losses would create income for tax purposes only, which would be subject to the then-current federal statutory income tax rate. The unrecorded deferred income tax liability on the above amount was $1,985,000 at December 31, 2009, 2008, and 2007. Current accounting standards do not require the accrual of this deferred tax amount to be recorded unless it is probable that the reserve (for tax purposes) will be significantly depleted by loan losses deductible for tax purposes in the future. Based on current estimates of losses within the Company’s loan portfolio, accrual of the deferred tax liability associated with this reserve was not required as of December 31, 2009, 2008, and 2007.

12. Commitments and Contingencies

Standby letters of credit represent commitments by the Bank to meet the obligations of certain customers if called upon. As of December 31, 2009 and December 31, 2008, outstanding standby letters of credit were approximately $730,000 and $1,034,000, respectively.

Additionally, in the normal course of business, there were various other commitments and contingent liabilities which are not reflected in the financial statements. Loan commitments are single-purpose commitments to lend which will be funded and reduced according to specified repayment schedules. Most of these commitments have maturities of less than one year. Loan commitments outstanding were approximately $45,100,000 and $53,400,000 as of December 31, 2009 and December 31, 2008, respectively. Unused availability under outstanding lines-of-credit was approximately $28,161,000 and $24,493,000 as of December 31, 2009 and December 31, 2008, respectively. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. The Bank normally secures its outstanding standby letters of credit with deposits from the customer. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include certificates of deposit, property, plant and equipment, and income-producing properties. There are no commitments which present an unusual risk to the Bank, and no material losses are anticipated as a result of these transactions.

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

13. Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2009, the most recent notification from the OTS categorized the Bank as “well capitalized” under the OTS regulatory classification framework. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and tangible capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the following table.

(dollars in thousands)	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2009
Tier 1 risk-based capital	$101,520	29.86%	$12,972	4.0%	$19,457	6.0%
Total risk-based capital	99,697	30.74	25,943	8.0	32,429	10.0
Tier 1 leverage capital	101,520	20.24	20,067	4.0	25,084	5.0
Tangible capital	101,520	20.24	7,525	1.5	N/A	N/A

(dollars in thousands)	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2008
Tier 1 risk-based capital	$95,915	32.50%	$11,803	4.0%	$17,705	6.0%
Total risk-based capital	98,399	33.35	23,607	8.0	29,508	10.0
Tier 1 leverage capital	95,915	19.10	20,086	4.0	25,107	5.0
Tangible capital	95,915	19.10	7,532	1.5	N/A	N/A

14. Benefit Plans

401(k) Match and Profit Sharing Plan

The Company’s 401(k) defined contribution plan allows its participants to contribute up to 75% of their pretax earnings on a tax-deferred basis up to the statutory limit, and the Company contributes a matching contribution on behalf of plan participants limited to 4% of the employees’ salaries. Additionally in 2007, the Company contributed an amount equal to 7% of each employee’s salary to the plan on their behalf regardless of whether such employees made individual contributions to the plan. During 2008, the Company contributed an amount equal to 5.25% of each eligible employee’s salary, on their behalf, to the profit sharing plan. No such contribution was made in 2009 due to the establishment of the employee stock ownership plan (“ESOP”). For the years ended December 31, 2009, December 31, 2008, and December 31, 2007, the Company made contributions of $217,000, $469,000, and $403,000, respectively, in connection with the plans, which is included in compensation and benefits expense in the accompanying statements of income.

Employee Stock Ownership Plan

In 2008, the Company established an ESOP for the benefit of all eligible employees of the Company. The leveraged ESOP is accounted for in accordance with the requirements of the FASB ASC Topic on Stock-based Compensation.

Employees of the Bank who have been employed for a six-month period and who have attained age 21 are eligible to participate in the ESOP. It is anticipated that contributions will be made to the plan in amounts necessary to amortize the debt to the Company over a period of 20 years.

Under the FASB ASC Topic guidance, unearned ESOP shares are not considered outstanding and are shown as a reduction of shareholders’ equity as unearned compensation. Dividends on unallocated ESOP shares are considered to be compensation expense. The Company recognizes compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differ from the cost of such shares, the differential is credited to shareholders’ equity. The Company receives a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a Company liability.

Compensation cost related to the ESOP was $405,000 and $90,000 for the years ended December 31, 2009 and December 31, 2008, respectively. The fair value of the unearned ESOP shares, using the closing quoted market price per share at year end was approximately $8,161,000 and $6,876,000 at December 31, 2009 and December 31, 2008, respectively. A summary of the ESOP share allocation as of December 31, 2009 follows.

Shares allocated, beginning of year	8,927
Shares allocated during the year	35,708
Shares distributed during the year	—

Allocated shares held by ESOP trust at year end	44,635
Unallocated shares	669,515

Total ESOP shares	714,150

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

The Bank’s nonqualified salary continuation agreement with its Chief Lending Officer provides that the executive will be entitled to a stated annual benefit for a period of ten years upon retirement from the Bank after attaining age 65, distributed monthly. In the event of early retirement, the Bank shall pay the executive his vested benefits in 120 equal monthly installments upon attaining age 65. Upon death during active service, the Bank shall distribute the fully vested normal retirement benefit to the executive’s beneficiary in 120 monthly installments. In the event of a separation from service within 24 months following a change in control but prior to normal retirement age, the Bank shall distribute to the executive the vested portion of the annual benefit in a lump sum on the first day of the month following the separation from service. Benefits are subject to a six-month delay to the extent required by applicable law. The Company had an outstanding liability totaling $542,000 and $465,000 at December 31, 2009 and December 31, 2008, respectively, in connection with the agreements.

15. Stock-based Payment Arrangements

The Company’s shareholders approved the 2009 Stock Option Plan (“SOP”) and the 2009 Recognition and Retention Plan on May 12, 2009 to provide incentives and awards for directors, officers, and other key employees of the Company and its subsidiary. These plans are administered by a committee appointed by the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards. In accordance with the requirements of the FASB ASC Topic on Stock-based Compensation, the Company adopted a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

Stock Option Plan

The Company issues stock options under the SOP to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years. The stock options granted were issued with vesting periods of five years. The maximum number of shares issuable under the SOP is 892,687, subject to adjustment. As of December 31, 2009, 815,080 options were granted under SOP.

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

At December 31, 2009, there was $2,476,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a period of 4.4 years.

For the year ended December 31, 2009, the Company recognized $364,000 in compensation cost related to stock options, which is included in compensation and benefits expense in the accompanying consolidated statements of income.

The following table represents stock option activity for the year ended December 31, 2009.

Options	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	—	$—	—	$—
Granted	815,080	11.45		603,000

Outstanding at December 31, 2009	815,080	$11.45	9.4	$603,000

Exercisable at December 31, 2009	—	$—	—	$—

Recognition and Retention Plan

The Company issues restricted stock under RRP to directors, officers and other key employees. A total of 357,075 shares of the Company’s outstanding common stock, or 4% of total shares outstanding, were approved for restricted stock awards under the RRP. During 2009, the Company purchased in the open market all shares required to fund the RRP at an average cost of $11.81 per share. At December 31, 2009, the cost of such shares held by the RRP totaled $4,218,000, which is included in the Company’s unallocated common stock held by the RRP in the consolidated statements of financial condition.

The RRP allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock have the right to vote the shares as awards are earned. The unearned compensation related to these awards is amortized to compensation expense over the five-year vesting period. The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of December 31, 2009, unearned share-based compensation associated with these awards totaled $3,350,000.

For the year ended December 31, 2009, the Company recognized $493,000 in compensation cost related to restricted stock grants, which is included in compensation and benefits expense in the accompanying consolidated financial statements.

The following table represents unvested restricted stock activity for the periods indicated:

	Years Ended December 31,
	2009	2008
Balance, beginning of year	—	—
Granted	335,600	—

Balance, end of period	335,600	—

16. Earnings Per Share

Earnings per common share was computed based on the following:

	Years Ended December 31,
(in thousands, except per share data)	2009	2008	2007
Numerator:
Income applicable to common shares	$4,680	$2,716	$3,323

Denominator:
Weighted average common shares outstanding	8,031	2,054	N/A
Effect of dilutive securities	21	—	N/A

Weighted average common shares outstanding—assuming dilution	8,052	2,054	N/A

Earnings per common share	0.58	1.32	N/A

Earnings per common share—assuming dilution	0.58	1.32	N/A

The Company completed its initial public stock offering on October 2, 2008; thus, the denominator used in the earnings per share calculations for 2008 is lower than it would have been had the shares been outstanding for a full year.

17. Other Comprehensive Income (Loss)

The following is a summary of the changes in the components of other comprehensive income (loss):

	Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Balance at beginning of year , net	$(5,312)	$44	$(160)

Change in unrealized gain (loss) on securities available for sale	7,092	(10,948)	309
Reclassification adjustment for net losses realized in net income	1,888	2,833	—
Reclassification adjustment for cumulative effect adjustment	(1,065)	—	—

Change in net unrealized gain (loss)	7,915	(8,115)	309
Tax effect	(2,691)	2,759	(105)

Net of tax change	5,224	(5,356)	204

Balance in other comprehensive income (loss), net of income taxes	$(88)	$(5,312)	$44

18. Related Party Transactions

Certain directors and officers of the Company have been customers of the Company for several years. Loan transactions with directors, officers, and employees are made on the same terms as those prevailing at the time for comparable loans to other persons. Loans outstanding to directors, officers, and employees totaled $2,227,000 and $3,332,000 as of December 31, 2009 and December 31, 2008, respectively. During 2009, new loans made to related parties totaled $1,204,000 and net repayments totaled $2,309,000. None of the related party loans were identified as impaired or exceeded 5% of shareholders’ equity for the years ended 2009 or 2008. Related party deposit accounts totaled $9,318,000 and $10,725,000 as of December 31, 2009 and December 31, 2008, respectively.

19. Fair Value Disclosures

The Company groups its financial assets and liabilities measured at fair value in three levels as required by the Fair Value Measurements and Disclosures Topic of the FASB ASC. The ASC defines the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the inputs used to develop those assumptions and measure fair value. The hierarchy requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using pricing models or quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Examples may include certain collateralized mortgage obligations. Securities are classified within Level 3 when little or no market activity supports the fair value of the assets or liabilities.

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. agency mortgage-backed	$62,092	$—	$62,092	$—
Non-U.S. agency mortgage-backed	37,853	—	28,744	9,109
U.S. government agency	6,807	—	6,807	—

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
U.S. agency mortgage-backed	$71,480	$—	$71,480	$—
Non-U.S. agency mortgage-backed	42,755	—	42,755	—

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

The following table reconciles assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(dollars in thousands)	Non-U.S. agency mortgage-backed securities
Balance at beginning of year	$—
Total gains or losses (realized/unrealized)
Included in earnings	(1,888)
Included in other comprehensive income	—
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	10,997

Balance at end of year	$9,109

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2009	$(1,888)

Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the table above. Impaired loans are level 2 assets measured using appraisals from external parties of the collateral less any prior liens. As of December 31, 2009 and December 31, 2008, the fair value of impaired loans was $2,315,000 and $1,371,000, respectively.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

The carrying value of cash and cash equivalents, interest-bearing deposits in banks, and cash invested at ATM locations approximate their fair value.

The fair value for investment securities is determined from quoted market prices. If a quoted market price is not available, fair value is estimated using pricing models or quoted market prices of securities with similar characteristics.

The fair value of mortgage loans held for sale and loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturity.

The fair value of demand deposits, savings, and interest-bearing demand deposits is the amount payable on demand. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

The carrying amount of the FHLB advances is estimated using the rates currently offered for advances of similar maturities.

The fair value of off-balance sheet financial instruments as of December 31, 2009 and December 31, 2008 was immaterial.

	December 31, 2009		December 31, 2008
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$25,710	$25,710	$20,150	$20,150
Interest-bearing deposits in banks	3,529	3,529	1,685	1,685
Cash invested at other ATM locations	—	—	24,244	24,244
Investment securities available for sale	106,752	106,752	114,235	114,235
Investment securities held to maturity	13,099	13,177	4,090	4,134
Mortgage loans held for sale	719	699	997	1,042
Loans, net	333,296	340,795	332,962	342,251

Financial Liabilities:
Deposits	$371,593	$373,624	$354,145	$356,865
Short-term FHLB advances	—	—	21,500	21,500
Long-term FHLB advances	16,774	17,011	22,921	22,921

20. Condensed Parent Company Only Financial Statements

Condensed financial statements of Home Bancorp, Inc. (parent company only) are shown below. The parent company has no significant operating activities. The parent company was created October 2, 2008; thus, the statement of operations and statement of cash flows for the period October 2, 2008 to December 31, 2008 are shown.

Condensed Balance Sheet

December 31, 2009 and 2008

(dollars in thousands)	2009	2008
Assets
Cash in bank	$8,397	$1,998
Investment securities	23,777	34,594
Investment in subsidiary	100,906	90,418
Other assets	108	121

Total assets	$133,188	$127,131

Liabilities	$439	$168
Shareholders’ equity	132,749	126,963

Total liabilities and shareholders’ equity	$133,188	$127,131

Condensed Statement of Operations

For the Year Ended December 31, 2009 and the Period from October 2, 2008 to December 31, 2008

(dollars in thousands)	2009	2008
Operating income
Interest income	$1,359	$221

Total operating income	1,359	221

Operating expenses
Interest expense	—	—
Other expenses	315	8

Total operating expenses	315	8

Income before income tax expense and increase in equity in undistributed earnings of subsidiary	1,044	213
Income tax expense	410	72

Income before increase in equity in undistributed earnings of subsidiary	634	141
Increase (decrease) in equity in undistributed earnings of subsidiary	4,046	(940)

Net income (loss)	$4,680	$(799)

Condensed Statement of Cash Flows

For the Year Ended December 31, 2009 and the Period from October 2, 2008 to December 31, 2008

(dollars in thousands)	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$4,680	$(799)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of premium/discount on investments	(59)	138
Non-cash compensation	405	90
Increase (decrease) in accrued interest and other assets	12	(120)
Increase (decrease) in equity in net income of subsidiary	(4,045)	940
Increase in accrued expenses and other liabilities	96	72

Net Cash Provided by Operating Activities	1,089	321

Cash Flows from Investing Activities
Capital contributed to subsidiary	—	(44,000)
Purchases of available for sale securities	—	(34,878)
Proceeds from payment on available for sale securities	11,391	426
Stock purchased for ESOP	—	(7,142)

Net Cash Provided by (Used in) Investing Activities	11,391	(85,594)

Cash Flows from Financing Activities
Common stock issued	—	89
Proceeds from common stock in excess of par	—	89,179
Purchase of treasury stock	(1,849)	—
Repurchase shares for RRP	(4,218)	—
Costs of issuance of common stock	(14)	(1,997)

Net Cash Provided by (Used in) Financing Activities	(6,081)	87,271

Net Increase in Cash and Cash Equivalents	6,399	1,998
Cash and Cash Equivalents at Beginning of Period	1,998	—

Cash and Cash Equivalents at End of Period	$8,397	$1,998

21. Consolidated Quarterly Results of Operations (unaudited)

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2009
Total interest income	$7,537	$7,734	$7,636	$6,990
Total interest expense	1,670	1,631	1,558	1,478

Net interest income	5,867	6,103	6,078	5,512
Provision for loan losses	174	248	287	156

Net interest income after provision for loan losses	5,693	5,855	5,791	5,356
Noninterest income	959	1,006	949	(813)
Noninterest expense	4,007	4,642	4,669	4,490

Income before income taxes	2,645	2,219	2,071	53
Income tax expense	921	782	574	31

Net income	$1,724	$1,437	$1,497	$22

Earnings per share – basic	$0.21	$0.18	$0.18	$—

Earnings per share – diluted	$0.21	$0.18	$0.17	$—

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2008
Total interest income	$6,533	$6,668	$6,897	$7,331
Total interest expense	2,549	2,307	2,156	1,736

Net interest income	3,984	4,361	4,741	5,595
Provision for (reversal of) loan losses	(30)	99	93	298

Net interest income after provision for loan losses	4,014	4,262	4,648	5,297
Noninterest income	766	834	812	(2,014)
Noninterest expense	3,236	3,424	3,352	4,721

Income (loss) before income taxes	1,544	1,672	2,108	(1,438)
Income tax expense (benefit)	525	568	716	(639)

Net income (loss)	$1,019	$1,104	$1,392	$(799)

Earnings (loss) per share – basic	N/A	N/A	N/A	($0.10)

Earnings (loss) per share – diluted	N/A	N/A	N/A	($0.10)

22. Subsequent Events

On March 12, 2010, Home Bank entered into a purchase and assumption agreement with loss share arrangements with the Federal Deposit Insurance Corporation (“FDIC”) to purchase certain assets and to assume certain deposits and other liabilities of Statewide Bank, a full service community bank headquartered in Covington, Louisiana.

As a result of the transaction, Home Bank will expand its market area through Statewide Bank’s six banking offices which are located in Covington, Madisonville, Mandeville, Abita Springs, Slidell and Folsom, Louisiana. Under the terms of the agreement with the FDIC, Home Bank will acquire approximately $225 million of assets, including approximately $150 million of loans (before loan discounts). Home Bank will assume approximately $225 million in deposits and certain other liabilities. The loss sharing agreement between the FDIC and Home Bank covers substantially all acquired loans and foreclosed real estate.

Home Bank assumed the outstanding deposits of Statewide Bank for no premium and acquired the assets at an $11.9 million discount. The FDIC will cover 80% of the losses on the disposition of loans and foreclosed real estate up to $41.0 million and it will cover 95% of the losses that exceed $41.0 million. The Company will determine the valuation and purchase price of acquired assets and liabilities upon completion of adequate valuation appraisals.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

Internal Control over Financial Reporting

The management of Home Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with the accounting principles generally accepted in the United States of America. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended.

The Company’s internal control systems are designed to ensure that transactions are properly authorized and recorded in the financial records and to safeguard assets from material loss or misuse. Such assurance cannot be absolute because of inherent limitations in any internal control system.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2009. Our independent registered public accountants have issued an audit report on the Company’s internal control over financial reporting. This report appears on page 41.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be held in May 2010 (the “Proxy Statement”).

The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Ethics is available on the Company’s website at www.home24bank.com.

Item 11.	Executive Compensation.

The information required herein with respect to the security ownership of certain beneficial owners and management is incorporated by reference from the information contained in the sections captioned “Management Compensation” in the Proxy Statement.

Equity Compensation Plan Information. The following table provides information as of December 31, 2009 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2009 Stock Option Plan and 2009 Recognition and Retention Plan, both of which were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,150,680	(1)	$11.45	(1)	99,082
Equity compensation plans not approved by security holders	—		—		—

Total	1,150,680		$11.45		99,082

(1)	Includes 357,075 shares subject to restricted stock grants which were not vested as of December 31, 2009. The weighted-average exercise price excludes such restricted stock grants.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

The information required herein is incorporated by reference from the information contained in the sections captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition

Consolidated Statements of Income

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Articles of Incorporation of Home Bancorp, Inc.	(1)

3.2	Amended and Restated Bylaws of Home Bancorp, Inc.	(2)

4.0	Form of Stock Certificate of Home Bancorp, Inc.	(1)

10.1	Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(1)

10.2	Salary Continuation Agreement by and between Home Bank and Darren E. Guidry*	(1)

10.3	Amendment No. 1 to the Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(3)

10.4	Amendment No. 1 to the Salary Continuation Agreement by and between Home Bank and Darren E. Guidry*	(3)

10.5	Amended and Restated Employment Agreement between Home Bank and L.J. Dailey*	(4)

10.6	2005 Directors’ Deferral Plan*	(3)

10.7	Employment agreement by and between Home Bank and John W. Bordelon*	(5)

10.8	Employment agreement by and between Home Bancorp, Inc. and John W. Bordelon*	(5)

10.9	Employment Agreement by and between Home Bank and Darren E. Guidry*	(5)

10.10	Employment Agreement by and between Home Bank and Scott T. Sutton*	(5)

10.11	Employment Agreement by and between Home Bank and Joseph B. Zanco*	(5)

10.12	Home Bancorp, Inc. 2009 Stock Option Plan*	(6)

10.13	Home Bancorp, Inc. 2009 Recognition and Retention Plan and Trust Agreement*	(7)

23.1	Consent of Ernst & Young LLP	Filed herewith

No.	Description	Location
23.2	Consent of Porter Keadle Moore LLP	Filed herewith

31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith

32.0	Section 1350 Certification	Filed herewith

*	Denotes a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from the like-numbered exhibit included in Home Bancorp’s registration statement on Form S-1, filed June 6, 2008 (SEC File No. 333-151492).
(2)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of March 23, 2009 and filed March 27, 2009 (SEC File No. 001-34190).
(3)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of December 22, 2008 and filed December 29, 2008 (SEC File No. 001-34190).
(4)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of June 30, 2009, and filed July 1, 2009 (SEC File No. 001-34190).
(5)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of June 22, 2009 and filed June 23, 2009 (SEC File No. 001-34190).
(6)	Incorporated by reference from Appendix A to Home Bancorp’s definitive proxy statement filed April 1, 2009 (SEC File No. 001-34190) and included in Form S-8, filed June 23, 2009 (SEC File No. 333-160155).
(7)	Incorporated by reference from Appendix B to Home Bancorp’s definitive proxy statement filed April 1, 2009 (SEC File No. 001-34190).

(b) Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c) Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP, INC.

March 15, 2010	By:	/s/ John W. Bordelon
John W. Bordelon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ John W. Bordelon John W. Bordelon	President and Chief Executive Officer	March 15, 2010

/s/ Michael P. Maraist Michael P. Maraist	Chairman of the Board	March 15, 2010

/s/ Paul J. Blanchet, III Paul J. Blanchet, III	Director	March 15, 2010

/s/ Richard J. Bourgeois Richard J. Bourgeois	Director	March 15, 2010

/s/ Henry W. Busch, Jr. Henry William Busch, Jr.	Director	March 15, 2010

/s/ Lester J. Dailey Lester James Dailey	Director	March 15, 2010

/s/ John A. Hendry John A. Hendry	Director	March 15, 2010

/s/ Marc W. Judice Marc W. Judice	Director	March 15, 2010

/s/ Joseph B. Zanco Joseph B. Zanco	Executive Vice President and Chief Financial Officer	March 15, 2010

/s/ Mary H. Hopkins Mary H. Hopkins	Home Bank First Vice President and Controller	March 15, 2010