Form 10-Q
period 2010-03-31
HOME BANCORP, INC.
filed 2010-05-10
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2010

or

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

At May 7, 2010, the registrant had 8,682,700 shares of common stock, $0.01 par value, outstanding.

HOME BANCORP, INC. and SUBSIDIARY

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) March 31, 2010	(Audited) December 31, 2009
Assets
Cash and cash equivalents	$17,841,146	$25,709,597
Interest-bearing deposits in banks	5,652,000	3,529,000
Investment securities available for sale, at fair value	123,608,320	106,752,131
Investment securities held to maturity (fair values of $14,821,984 and $13,176,934, respectively)	14,628,588	13,098,847
Mortgage loans held for sale	2,411,700	719,350
Loans covered by loss share agreements	108,056,686	—
Noncovered loans, net of unearned income	342,247,448	336,647,292

Total loans, net of unearned income	450,304,134	336,647,292
Allowance for loan losses	(3,680,819)	(3,351,688)

Total loans, net	446,623,315	333,295,604

Office properties and equipment, net	17,386,998	16,186,690
Cash surrender value of bank-owned life insurance	15,710,189	15,262,645
FDIC loss share receivable	34,422,039	—
Accrued interest receivable and other assets	18,455,796	10,081,885

Total Assets	$696,740,091	$524,635,749

Liabilities
Deposits:
Noninterest-bearing	$88,138,629	$66,955,475
Interest-bearing	451,795,568	304,637,272

Total deposits	539,934,197	371,592,747
Short-term Federal Home Loan Bank advances	2,500,000	—
Long-term Federal Home Loan Bank advances	16,759,424	16,773,802
Accrued interest payable and other liabilities	4,681,109	3,519,896

Total Liabilities	563,874,730	391,886,445

Shareholders’ Equity
Preferred stock, $0.01 par value – 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value – 40,000,000 shares authorized; 8,926,875 shares issued; 8,682,700 and 8,774,975 shares outstanding, respectively	89,270	89,270
Additional paid-in capital	88,424,553	88,072,884
Treasury stock at cost – 244,175 and 151,900 shares, respectively	(2,980,831)	(1,848,862)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(6,605,880)	(6,695,150)
Recognition and Retention Plan (RRP)	(4,218,320)	(4,218,320)
Retained earnings	58,282,859	57,437,444
Accumulated other comprehensive loss	(126,290)	(87,962)

Total Shareholders’ Equity	132,865,361	132,749,304

Total Liabilities and Shareholders’ Equity	$696,740,091	$524,635,749

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Interest Income
Loans, including fees	$5,907,230	$5,521,750
Investment securities	1,323,218	1,702,796
Other investments and deposits	27,323	312,410

Total interest income	7,257,771	7,536,956

Interest Expense
Deposits	1,236,197	1,427,272
Short-term borrowings	7,711	34,527
Long-term debt	149,948	208,510

Total interest expense	1,393,856	1,670,309

Net interest income	5,863,915	5,866,647
Provision for loan losses	350,032	173,662

Net interest income after provision for loan losses	5,513,883	5,692,985

Noninterest Income
Service fees and charges	467,389	454,706
Bank card fees	283,057	260,724
Gain on sale of loans, net	78,393	140,387
Income from bank-owned life insurance	149,246	65,216
Other income	18,557	38,072

Total noninterest income	996,642	959,105

Noninterest Expense
Compensation and benefits	3,012,137	2,327,338
Occupancy	387,983	316,372
Marketing and advertising	201,737	167,653
Data processing and communication	379,382	345,266
Professional services	468,062	213,572
Forms, printing and supplies	130,160	101,287
Franchise and shares tax	201,071	226,250
Regulatory fees	110,904	50,408
Other expenses	354,069	258,936

Total noninterest expense	5,245,505	4,007,082

Income before income tax expense	1,265,020	2,645,008
Income tax expense	419,605	921,476

Net Income	$845,415	$1,723,532

Earnings per share:
Basic	$0.11	$0.21
Diluted	$0.11	$0.21

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2008(1)	$89,270	$87,182,281	$—	$(7,052,230)	$—	$52,055,071	$(5,311,666)	$126,962,726
Comprehensive income:
Net income						1,723,532		1,723,532
Change in unrealized gain (loss) on securities available for sale, net of taxes							541,299	541,299

Total comprehensive income								2,264,831

Cost of issuance of common stock		(13,305)						(13,305)
ESOP shares released for allocation		(3,815)		89,270				85,455

Balance, March 31, 2009	$89,270	$87,165,161	$—	$(6,962,960)	$—	$53,778,603	$(4,770,367)	$129,299,707

Balance, December 31, 2009(1)	$89,270	$88,072,884	$(1,848,862)	$(6,695,150)	$(4,218,320)	$57,437,444	$(87,962)	$132,749,304
Comprehensive income:
Net income						845,415		845,415
Change in unrealized gain (loss) on securities available for sale, net of taxes							(38,328)	(38,328)

Total comprehensive income								807,087

Treasury stock acquired at cost, 92,275 shares			(1,131,969)					(1,131,969)
ESOP shares released for allocation		23,482		89,270				112,752
Stock-based compensation cost		328,187						328,187

Balance, March 31, 2010	$89,270	$88,424,553	$(2,980,831)	$(6,605,880)	$(4,218,320)	$58,282,859	$(126,290)	$132,865,361

(1)	Balances as of December 31, 2008 and December 31, 2009 are audited.

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$845,415	$1,723,532
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	350,032	173,662
Depreciation	233,074	219,859
Mortgage servicing amortization	7,000	3,249
Federal Home Loan Bank stock dividends	(1,685)	(2,200)
Net amortization of premium/discount on investments	(36,800)	290,798
Gain on loans sold, net	(78,393)	(140,387)
Proceeds, including principal payments, from loans held for sale	13,292,896	21,371,255
Originations of loans held for sale	(14,906,853)	(21,824,868)
Non-cash compensation	440,939	85,455
Goodwill from acquisition	426,250	—
Deferred income tax benefit	(290,404)	(63,079)
Increase in interest receivable and other assets	(1,411,477)	(410,602)
Increase in cash surrender value of bank-owned life insurance	(447,544)	(65,216)
Increase in accrued interest payable and other liabilities	989,061	1,378,059

Net cash provided by (used in) operating activities	(588,489)	2,739,517

Cash flows from investing activities:
Purchases of securities available for sale	—	(3,744,488)
Purchases of securities held to maturity	(5,000,000)	—
Proceeds from payments on securities available for sale	7,741,680	6,213,850
Proceeds from payments on securities held to maturity	3,469,553	192,404
Increase in cash invested at other ATM locations	—	(84,334)
Net increase in loans	(3,262,540)	(820,585)
(Increase) decrease in certificates of deposit in other institutions	(2,123,000)	297,000
Purchases of office properties and equipment	(1,423,655)	(121,284)
Net cash acquired in acquisition	46,892,158	—
Proceeds from redemption of Federal Home Loan Bank stock	460,000	—

Net cash provided by investing activities	46,754,196	1,932,563

Cash flows from financing activities:
Increase (decrease) in deposits	(38,583,217)	20,997,142
Proceeds from Federal Home Loan Bank advances	7,500,000	541,550,000
Payments on Federal Home Loan Bank advances	(21,818,972)	(561,763,774)
Cost of issuance of common stock	—	(13,305)
Purchase of treasury stock	(1,131,969)	—

Net cash provided by (used in) financing activities	(54,034,158)	770,063

Net change in cash and cash equivalents	(7,868,451)	5,442,143
Cash and cash equivalents at beginning of year	25,709,597	20,150,248

Cash and cash equivalents at end of year	$17,841,146	$25,592,391

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2009.

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

2. Acquisition Activity

On March 12, 2010, the Company announced that its subsidiary, Home Bank, had entered into a purchase and assumption agreement (the “Agreement”) with the Federal Deposit Insurance Corporation (“FDIC”) to purchase certain assets and to assume deposits and certain other liabilities of Statewide Bank (“Statewide”), a full service community bank headquartered in Covington, Louisiana. As a result of the acquisition, Home Bank now operates six former Statewide branches in the Northshore (of Lake Pontchartrain) region of Louisiana.

In connection with the acquisition, Home Bank entered into loss sharing agreements with the FDIC which cover the acquired loan portfolio (“Covered Loans”) and repossessed assets (collectively referred to as “Covered Assets”). Under the terms of the loss sharing agreements, the FDIC will absorb 80% of the first $41,000,000 of losses incurred on Covered Assets and 95% of losses on Covered Assets exceeding $41,000,000. The loss sharing agreements for non-residential and residential loans are in effect for five years and 10 years, respectively, from the March 12, 2010 acquisition date and the loss recovery provisions are in effect for eight years and 10 years, respectively, from the acquisition date. The reimbursable losses expected to be received from the FDIC are based on the book value of the Covered Assets as determined by the FDIC at the date of the transaction. Loans made by the Company prior to the acquisition and new loans made after that date are not covered by the provisions of the loss sharing agreements (“Noncovered Loans”). Home Bank has recorded a receivable from the FDIC of $34,422,000, which represents the estimated fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to the Company. The ultimate collectability of this asset is dependent upon the performance of the underlying Covered Assets, the passage of time and claims paid by the FDIC.

The FDIC has granted Home Bank a 90-day option from March 12, 2010 to purchase the premises, furniture, fixtures, and equipment of Statewide and assume the leases associated with leased offices. The Company expects to finalize fixed asset purchase and lease assumption decisions during the second quarter of 2010.

The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. In accordance with ASC 805, the Company recorded goodwill totaling $426,000 from the acquisition as a result of an excess of liabilities assumed over assets acquired. Both the purchased assets and liabilities assumed were recorded at their respective acquisition date fair values. Identifiable intangible assets, including core deposit intangible assets, were recorded at fair value.

The fair value estimates of the Statewide assets and liabilities acquired from the FDIC recorded are preliminary and subject to refinement as additional information becomes available. Under current accounting principles, information regarding the Company’s estimates of fair values may be adjusted for a period of up to one year.

The Company’s operating results for the three months ended March 31, 2010 include the operating results of Statewide from the date of acquisition to March 31, 2010. Due to the significance of the amounts of the fair value adjustments, as well as the nature of the FDIC loss share agreements in place, Statewide’s historical results are not believed to be relevant to the Company’s results; thus, no pro forma information is presented.

The acquired assets and liabilities, as well as the adjustments to record the assets and liabilities at fair value, are presented in the following table as of March 12, 2010.

(dollars in thousands)	Acquired from the FDIC	Fair Value Adjustments			As recorded by Home Bank
Assets
Cash and cash equivalents	$11,569	$—			$11,569
Investment securities	24,974	—			24,974
Loans	157,016	(46,601)	(a	)	110,415
Repossessed assets	2,545	(207)	(b	)	2,338
Core deposit intangible	—	1,429	(c	)	1,429
FDIC loss share receivable	—	34,422	(d	)	34,422
Other assets	3,077	(64)			3,013

Total assets acquired	199,181	(11,021)			188,160
Liabilities
Interest-bearing deposits	191,014	1,049	(e	)	192,063
Noninterest-bearing deposits	14,862	—			14,862
FHLB Advances	16,519	305	(f	)	16,824
Other liabilities	161	—			161

Total liabilities assumed	$222,556	$1,354			$223,910

Excess of liabilities assumed over assets acquired					(35,750)
Cash payment received from the FDIC					(35,324)

Total goodwill recorded					$426

(a)	The adjustment represents the write down of the book value of Statewide’s loans to their estimated fair value based on expected cash flows and includes an estimation of expected future loan losses.
(b)	The adjustment represents the write down of the book value of Statewide’s repossessed assets to their estimated fair value based on their appraised value, as adjusted for costs to sell.
(c)	The adjustment represents the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the average life of the deposit base, estimated to be ten years.
(d)	The adjustment is to record the fair value of the amount the Company estimates it will receive from the FDIC under its loss share agreements. The value of the receivable represents the fair value of expected cash flows as a result of future losses on Covered Assets.
(e)	The adjustment is to record the fair value of Statewide’s certificates of deposits based on current market rates. The fair value adjustment will be amortized to reduce interest expense over the average life of the portfolio, which is estimated at 34 months.
(f)	The adjustment is to record the fair value of FHLB advances based on current market rates. The adjustment represents the Company’s costs incurred to extinguish the advances prior to their stated maturity.

At the March 12, 2010 acquisition date, we estimated the fair value of the Statewide loan portfolio at $110,415,000, which represents the expected cash flows from the portfolio discounted at current market rates. In estimating the cash flows we used a model based on assumptions about the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severities in the event of defaults, and current market rates.

The following table reflects the carrying value of the Covered Loans at March 12, 2010.

(dollars in thousands)	March 12, 2010
Real estate loans:
One- to four-family first mortgage	$27,087
Home equity loans and lines	2,806
Commercial real estate	45,447
Construction and land	18,153
Multi-family residential	3,821

Total real estate loans	97,314

Other loans:
Commercial	8,384
Consumer	4,717

Total other loans	13,101

Total Covered Loans	$110,415

We evaluated the acquired covered loans and have elected to account for such loans under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In accordance with ASC 310-30 and in estimating the fair value of the Covered Loans at the acquisition date, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference totaled $35,491,000 at March 12, 2010 and represented an estimate of the undiscounted loss exposure in the Covered Loans at the acquisition date.

On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the acquired loans is the “accretable yield”. The accretable yield is taken into interest income over the life of the loans using the effective yield method. The accretable yield changes over time due to both accretion and as actual and expected cash flows vary from the acquisition date estimated cash flows. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. The remaining undiscounted expected cash flows are calculated at each financial reporting date based on information then currently available. Increases in expected cash flows over those originally estimated increase the accretable yield and are recognized as interest income prospectively. Decreases in expected cash flows compared to those originally estimated decrease the accretable yield and are recognized by recording an allowance for loan losses. As the accretable yield increases or decreases from changes in cash flow expectations, the offset is a decrease or increase to the nonaccretable difference.

The following table summarizes the accretable yield on the Covered Loans as of March 12, 2010.

(dollars in thousands)	Accretable Yield
Estimated fair value of loans acquired	$110,415
Less: undiscounted cash flows expected to be collected
Undiscounted contractual cash flows	157,016
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(35,491)

Undiscounted cash flows expected to be collected	121,525

Accretable yield at March 12, 2010	$(11,110)

At March 12, 2010, the weighted average remaining contractual life of the Covered Loan portfolio was 3.3 years.

Over the life of the Covered Loans, the Company will continue to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics. The Company will evaluate whether the present value of Covered Loans has decreased and if so, a provision for loan loss will be recognized. For any increases in cash flows expected to be collected, the Company will adjust the amount of accretable yield recognized on a prospective basis over the remaining life of the applicable loan or pool of loans.

The FDIC loss share receivable will continue to be measured on the same basis as the related Covered Loans. Because the Covered Loans are subject to the accounting prescribed by ASC Topic 310, subsequent changes to the basis of the FDIC loss share receivable will also follow that model. Deterioration in the credit quality of the loans (immediately recorded as an adjustment to the allowance for loan losses) would immediately increase the basis of the FDIC loss share receivable, with the offset recorded through the consolidated statement of income. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the FDIC loss share receivable, with such decrease being accreted into income over 1) the same period or 2) the life of the loss sharing agreements, whichever is shorter. Loss assumptions used in the basis of the Covered Loans are consistent with the loss assumptions used to measure the FDIC loss share receivable.

3. Accounting Developments

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures About Fair Value Measurements, which added disclosure requirements about transfers in and out of Levels 1 and 2 of the fair value hierarchy, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements. The Company adopted the provisions of the ASU in preparing its consolidated financial statements at and for the period ended March 31, 2010. The adoption of the provisions of this ASU, which was subsequently codified into Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s statements of income or financial condition. See Note 6 to the Consolidated Financial Statements for the disclosures required by this ASU.

This ASU also requires that Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number as currently permitted. This provision of the ASU will be effective for the Company’s reporting period ending March 31, 2011. As this provision amends only the disclosure requirements for fair value measurements, the adoption will have no impact on the Company’s statements of income or financial condition.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes some contradictions between the requirements of U.S. GAAP and the filing rules of the SEC. SEC filers are required to evaluate subsequent events through the date the financial statements are issued, and they are no longer required to disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance except for the use of the issued date for conduit debt obligors. The adoption of ASU 2010-09 did not have a material impact on the Company’s statements of income or financial condition or disclosures. See Note 7 to the Consolidated Financial Statements for the disclosures required by this ASU.

In February 2010, the FASB issued ASU 2010-10, Consolidation: Amendments for Certain Investment Funds. ASU 2010-10 indefinitely defers the effective date for certain investment funds, the amendments made to ASC 810-10 related to variable interest entities by Statement of Financial Accounting Standard (“SFAS”) No. 167. However, this deferral does not apply to the disclosure requirements of SFAS No. 167. ASU 2010-10 also clarifies that (1) interests of related parties must be considered in determining whether fees paid to decision makers or service providers constitute a variable interest, and (2) a quantitative calculation should not be the only basis on which such determination is made. This guidance is effective as of the beginning of the first annual period beginning after November 15, 2009, and for interim periods within that first annual reporting period. The adoption of ASU 2010-10 did not have an impact on the Company’s statements of income or financial condition.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives. ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements, by resolving a potential ambiguity about the breadth of the embedded credit derivative scope exception with regard to some types of contracts, such as collateralized debt obligations. The scope exception will no longer apply to some contracts that contain an embedded credit derivative feature that transfers credit risk. The ASU is effective for fiscal quarters beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have a material impact on the Company’s statements of income or financial condition or disclosures.

4. Investment Securities

Summary information regarding investment securities classified as available for sale and held to maturity as of March 31, 2010 and December 31, 2009 follows.

(dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
March 31, 2010
Available for sale:
U.S. agency mortgage-backed	$80,520	$2,030	$17	$—	$82,533
Non-U.S. agency mortgage-backed	36,942	1,623	802	3,016	34,747
U.S. government agency	6,338	—	10	—	6,328

Total available for sale	$123,800	$3,653	$829	$3,016	$123,608

Held to maturity:
U.S. agency mortgage-backed	$5,266	$53	$—	$—	$5,319
Municipal bonds	1,363	89	—	—	1,452
U.S. government agency	8,000	51	—	—	8,051

Total held to maturity	$14,629	$193	$—	$—	$14,822

(1)	Net of other-than-temporary impairment charges.

(dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
December 31, 2009
Available for sale:
U.S. agency mortgage-backed	$60,338	$1,786	$31	$1	$62,092
Non-U.S. agency mortgage-backed	39,707	262	—	2,116	37,853
U.S. government agency	6,840	—	—	33	6,807

Total available for sale	$106,885	$2,048	$31	$2,150	$106,752

Held to maturity:
U.S. agency mortgage-backed	$5,735	$46	$—	$—	$5,781
Municipal bonds	1,364	75	—	—	1,439
U.S. government agency	6,000	—	43	—	5,957

Total held to maturity	$13,099	$121	$43	$—	$13,177

(1)	Net of other-than-temporary impairment charges.

The amortized cost and estimated fair value by maturity of the Company’s investment securities at March 31, 2010 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security, in particular certain U.S. agency securities and obligations of states and political subdivisions, may differ from its contractual maturity because of the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$—	$4,309	$3,480	$74,744	$82,533
Non-U.S. agency mortgage-backed	—	—	3,235	31,512	34,747
U.S. government agency	—	—	—	6,328	6,328

Total available for sale	$—	$4,309	$6,715	$112,584	$123,608

Securities held to maturity:
U.S. agency mortgage-backed	$—	$3,406	$1,913	$—	$5,319
Municipal bonds	—	764	688	—	1,452
U.S. government agency	—	—	8,051	—	8,051

Total held to maturity	—	4,170	10,652	—	$14,822

Total investment securities	$—	$8,479	$17,367	$112,584	$138,430

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$—	$4,184	$3,382	$72,954	$80,520
Non-U.S. agency mortgage-backed	—	—	3,167	33,775	36,942
U.S. government agency	—	—	—	6,338	6,338

Total available for sale	$—	$4,184	$6,549	$113,067	$123,800

Securities held to maturity:
U.S. agency mortgage-backed	$—	$3,367	$1,899	$—	$5,266
Municipal bonds	—	725	638	—	1,363
U.S. government agency	—	—	8,000	—	8,000

Total held to maturity	—	4,092	10,537	—	$14,629

Total investment securities	$—	$8,276	$17,086	$113,067	$138,429

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic and market conditions warrant such evaluations. Consideration is given to (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; and (3) the Company’s intent to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost, which may extend to maturity and its ability and intent to hold the security for a period of time that allows for the recovery in value in the case of equity securities.

The Company has developed a process to identify securities that could potentially have a credit impairment that is other-than-temporary. This process involves evaluating each security for impairment by monitoring credit performance, collateral type, collateral geography, bond credit support, loan-to-value ratios, credit scores, loss severity levels, pricing levels, downgrades by rating agencies, cash flow projections and other factors as indicators of potential credit issues. The Company performs a credit analysis based on different credit scenarios at least quarterly to detect impairment on its investment securities. When the Company determines that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.

5. Earnings Per Share

Earnings per common share were computed based on the following:

	Three Months Ended March 31,
(in thousands, except per share data)	2010	2009
Numerator:
Income applicable to common shares	$845	$1,724

Denominator:
Weighted average common shares outstanding	7,707	8,226
Effect of dilutive securities:
Restricted stock	82	—
Stock options	—	—

Weighted average common shares outstanding – assuming dilution	7,789	8,226

Earnings per common share	$0.11	$0.21
Earnings per common share – assuming dilution	$0.11	$0.21

Options on 821,080 shares of common stock were not included in computing diluted earnings per shares for the three months ended March 31, 2010 because the effect of these shares was anti-dilutive. There were no options on shares of common stock outstanding during the three months ended March 31, 2009.

6. Fair Value Disclosures

The Company groups its financial assets and liabilities measured at fair value in three levels as required by the ASC 820, Fair Value Measurements and Disclosures. Under this guidance, fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the inputs used to develop those assumptions and measure fair value. The hierarchy requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

An asset or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Management reviews and updates the fair value hierarchy classifications of the Company’s assets and liabilities on a quarterly basis.

Recurring Basis

Investment Securities Available for Sale

Fair values of investment securities available for sale were primarily measured using information from a third-party pricing service. This pricing service provides pricing information by utilizing evaluated pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data from market research publications. If quoted prices were available in an active market, investment securities were classified as Level 1 measurements. If quoted prices were not available in an active market, fair values were estimated primarily by the use of pricing models. Level 2 investment securities were primarily comprised of mortgage-backed securities issued by government agencies and U.S. government-sponsored enterprises. In certain cases where there were limited or less transparent information provided by the Company’s third-party pricing service, fair value was estimated by the use of secondary pricing services or through the use of non-binding third-party broker quotes. Investment securities are classified within Level 3 when little or no market activity supports the fair value.

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of March 31, 2010, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets and liabilities measured on a recurring basis as of March 31, 2010 and December 31, 2009.

	March 31, 2010	Fair Value Measurements Using
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale:
U.S. agency mortgage-backed	$82,533	$—	$82,533	$—
Non-U.S. agency mortgage-backed	34,747	—	26,854	7,893
U.S. government agency	6,328	—	6,328	—

	December 31, 2009	Fair Value Measurements Using
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale:
U.S. agency mortgage-backed	$62,092	$—	$62,092	$—
Non-U.S. agency mortgage-backed	37,853	—	28,744	9,109
U.S. government agency	6,807	—	6,807	—

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

The following table reconciles assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(dollars in thousands)	Non-U.S. agency mortgage-backed securities
Balance at beginning of year	$9,109
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	(735)
Purchases, sales, issuances, and settlements, net	(481)
Transfers in and/or out of Level 3	—

Balance at March 31, 2010	$7,893

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2010	$—

Non-recurring Basis

The Company has segregated all financial assets and liabilities that are measured at fair value on a non-recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

	March 31, 2010	Fair Value Measurements Using
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$111,022	$—	$2,965	$108,057
FDIC loss share receivable	34,429	—	—	34,429

Total	$145,451	$—	$2,965	$142,486

Liabilities
Deposits	$206,910	$—	$—	$206,910

Total	$206,910	$—	$—	$206,910

	December 31, 2009	Fair Value Measurements Using
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$2,315	$—	$2,315	$—

In accordance with the provisions of ASC 310, Receivables, the Company records loans considered impaired at their fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the fair value of the collateral for collateral-dependent loans. Impaired loans are Level 2 assets measured using appraisals from external parties of the collateral less any prior liens.

Certain assets and liabilities measured on a non-recurring basis using significant unobservable inputs (Level 3) were acquired as part of the Statewide acquisition discussed further in Note 2 to these consolidated financial statements. These assets and liabilities were recorded at their fair value upon acquisition in accordance with generally accepted accounting principles.

ASC 820 requires the disclosure of each class of financial instruments for which it is practicable to estimate. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The Topic on Financial Instruments excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

The carrying value of cash and cash equivalents and short-term investments approximate their fair value.

The fair value for investment securities is determined from quoted market prices when available. If a quoted market price is not available, fair value is estimated using pricing models or quoted market prices of securities with similar characteristics.

The fair value of mortgage loans held for sale and loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturity.

The fair value of demand deposits, savings, and interest-bearing demand deposits is the amount payable on demand. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for certificates of similar remaining maturities.

The carrying amount of FHLB advances is estimated using the rates currently offered for advances of similar maturities.

The fair value of off-balance sheet financial instruments as of March 31, 2010 was immaterial.

	March 31, 2010		December 31, 2009
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$17,841	$17,841	$25,710	$25,710
Certificates of deposit in other institutions	5,652	5,652	3,529	3,529
Investment securities available for sale	123,608	123,608	106,752	106,752
Investment securities held to maturity	14,629	14,822	13,099	13,177
Mortgage loans held for sale	2,412	2,352	719	699
Loans, net	446,623	458,241	332,962	340,795

Financial Liabilities:
Deposits	$539,934	$542,655	$371,593	$373,624
Short-term FHLB advances	2,500	2,500	—	—
Long-term FHLB advances	16,759	16,993	16,774	17,011

7. Subsequent Events

The Company evaluated the need for disclosures and/or adjustments resulting from subsequent events the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments under generally accepted accounting standards.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. and its subsidiary, Home Bank, from December 31, 2009 to March 31, 2010 and on its results of operations for the three months ended March 31, 2010 and March 31, 2009. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

Forward-Looking Statements

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company or Bank, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of words such as “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions, or by future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly”. The Company’s or the Bank’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2009. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

EXECUTIVE OVERVIEW

During the first quarter of 2010, the Company earned $845,000, an $878,000, or 50.9%, decrease compared to the first quarter of 2009. During the first quarter of 2010, diluted earnings per share were $0.11, a $0.10, or 47.6%, decrease compared to the three months ended March 31, 2009.

The Company’s financial condition and liquidity as of March 31, 2010 were significantly impacted by Home Bank’s acquisition of certain assets and liabilities of Statewide Bank (“Statewide”), a full-service community bank headquartered in Covington, Louisiana, from the FDIC on March 12, 2010. As a result of the acquisition, Home Bank now operates six former Statewide branches in the Northshore (of Lake Pontchartrain) region of Louisiana. The Company acquired assets of $188.2 million, which included loans of $110.4 million, investment securities of $25.0 million, and cash of $11.6 million. In addition, the Company recorded an FDIC loss share receivable, representing the portion of estimated losses covered by loss sharing agreements between Home Bank and the FDIC, of $34.4 million. The loss sharing agreements between Home Bank and the FDIC afford Home Bank significant protection against future losses in the acquired loan portfolio. The Company also recorded a core deposit intangible asset of $1.4 million and goodwill of $426,000 as part of the acquisition. The Company assumed liabilities of $223.9 million, which included $206.9 million in deposits and $16.8 million in FHLB advances.

Key components of the Company’s performance in the first quarter of 2010 are summarized below.

•

Assets totaled $696.7 million at March 31, 2010, up $172.1 million, or 32.8%, from December 31, 2009. The increase was the result of the acquisition of the assets of Statewide, which were recorded at fair value of $188.2 million.

•

Loans totaled $450.3 million at March 31, 2010, an increase of $113.7 million, or 33.8%, from December 31, 2009. The increase in total loans was driven by $110.4 million in loans acquired in the Statewide acquisition, as well as organic loan growth of $5.6 million during the quarter.

•

Customer deposits totaled $539.9 million at March 31, 2010, an increase of $168.3 million, or 45.3%, from December 31, 2009. The increase in deposits was driven by the $206.9 million in deposits assumed in the Statewide acquisition, as well as organic deposit growth of $6.7 million. Approximately $46.2 million of higher-cost, out-of-state brokered deposits assumed from Statewide were re-priced by the Company. Consistent with management’s expectations, the vast majority of out-of-state depositors elected to withdraw their deposits between the date of acquisition and March 31, 2010.

•

Interest income decreased $279,000, or 3.7%, in the first quarter of 2010 compared to the first quarter of 2009. The decrease was primarily due to a decrease in the average yield earned on investment securities.

•

Interest expense decreased $276,000, or 16.6%, for the first quarter of 2010 compared to the first quarter of 2009. The decrease was primarily due to decreases in the average rate paid on interest-bearing liabilities as a result of reduced market interest rates and changes in the composition of customer deposits.

•

The provision for loan losses totaled $350,000 for the first quarter of 2010, an increase of $176,000 compared to the first quarter of 2009. As of March 31, 2010, the allowance for loan losses as a percentage of Noncovered Loans was 1.08%, compared to 1.00% at December 31, 2009. Net charge-offs for the first three months of 2010 were $21,000, compared to net recoveries of $1,000 for the same period of 2009.

•

Noninterest income for the first quarter of 2010 increased $38,000, or 3.9%, compared to the first quarter of 2009. An increase in income from bank-owned life insurance was partially offset by a decrease in gain on sale of loans.

•

Noninterest expense for the first quarter of 2010 increased $1.2 million, or 30.9%, compared to the first quarter of 2009. The primary reasons for the increase were higher compensation and benefits expense and regulatory fee expense. Compensation and benefits expense increased primarily due to award grants under the stock option and recognition and retention plans approved by the Company’s shareholders in May 2009 and the addition of employees in the Baton Rouge market.

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – Loans totaled $450.3 million at March 31, 2010, an increase of $113.7 million, or 33.9%, from December 31, 2009. The increase includes loans acquired from Statewide, which totaled $108.1 million at March 31, 2010. Under the loss sharing agreements between the Bank and the FDIC, the FDIC will cover 80% of Covered Asset losses up to $41.0 million and 95% of losses that exceed that amount. Accordingly, the Company presents loans subject to the loss sharing agreements as “Covered Loans” in the information below and loans that are not subject to the loss sharing agreements as “Noncovered Loans.” Organic loan growth totaled $5.6 million during the first quarter of 2010. Such growth was concentrated in the commercial real estate and construction and land portfolios.

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

	March 31, 2010
(dollars in thousands)	Covered Loans	Noncovered Loans	Total Loans	December 31, 2009	Total Loans Increase/(Decrease)
Real estate loans:
One- to four-family first mortgage	$29,971	$118,048	$148,019	$120,044	$27,975	23.3%
Home equity loans and lines	7,576	24,136	31,712	24,678	7,034	28.5
Commercial real estate	36,176	104,243	140,419	97,513	42,906	44.0
Construction and land	18,886	38,713	57,599	35,364	22,235	62.9
Multi-family residential	2,229	4,200	6,429	4,089	2,340	57.2

Total real estate loans	94,838	289,340	384,178	281,688	102,490	36.4

Other loans:
Commercial	8,456	35,979	44,435	38,340	6,095	15.9
Consumer	4,763	16,928	21,691	16,619	5,072	30.5

Total other loans	13,219	52,907	66,126	54,959	11,167	20.3

Total loans	$108,057	$342,247	$450,304	$336,647	$113,657	33.8%

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, multi-family residential, construction and land, and commercial business loans are individually evaluated for impairment. As of March 31, 2010 and December 31, 2009, impaired loans, excluding Covered Loans, amounted to $3.6 million and $2.8 million, respectively. The amount of the allowance for loan losses allocated to impaired loans totaled $588,000 as of March 31, 2010 and $472,000 as of December 31, 2009. Total impaired loans, including Covered Loans, were $17.6 million at March 31, 2010.

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

The Company reviews and classifies assets monthly. The Board of Directors is provided with monthly reports on our classified assets. Assets are classified in accordance with the management guidelines described above. As of March 31, 2010, the Company had $3.6 million of assets classified as substandard, compared to $2.8 million as of December 31, 2009, excluding Covered Loans. The Company had $17.6 million of assets classified as substandard as of March 31, 2010, including Covered Loans. There were no assets classified as doubtful or loss at March 31, 2010 or December 31, 2009.

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, amounted to $1.9 million, or 0.27% of total assets, at March 31, 2010, compared to $1.7 million, or 0.32% of total assets, at December 31, 2009, excluding Covered Assets. Total nonperforming assets, including Covered Loans, amounted to $20.2 million at March 31, 2010. The following table sets forth the composition of the Company’s nonperforming assets and troubled debt restructurings as of the dates indicated.

	March 31, 2010			December 31, 2009
(dollars in thousands)	Covered Assets	Noncovered Assets	Total Assets
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$6,699	$365	$7,064	$864
Home equity loans and lines	—	309	309	362
Commercial real estate and multi-family	4,841	360	5,201	—
Construction and land	3,562	—	3,562	—
Other loans:
Commercial	423	419	842	38
Consumer	1,254	20	1,274	15

Total nonaccrual loans	16,779	1,473	18,252	1,279
Accruing loans 90 days or more past due	—	—	—	—

Total nonperforming loans	16,779	1,473	18,252	1,279
Foreclosed property	1,511	421	1,932	417

Total nonperforming assets	18,290	1,894	20,184	1,696
Performing troubled debt restructurings	—	762	762	556

Total nonperforming assets and troubled debt restructurings	$18,290	$2,656	$20,946	$2,252

Nonperforming loans to total loans	3.73%	0.33%	4.05%	0.38%
Nonperforming loans to total assets	2.41%	0.21%	2.62%	0.24%
Nonperforming assets to total assets	2.63%	0.27%	2.90%	0.32%

Net charge-offs for the first quarter of 2010 were $21,000, compared to net recoveries of $1,000 for the same quarter last year.

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

Allowance for Loan Losses – The allowance for loan losses is established through provisions for loan losses. The Company maintains the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses at least quarterly in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio. Our evaluation process includes, among other things, an analysis of delinquency trends, nonperforming loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing loans, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. Based on this evaluation, management assigns risk rankings to segments of the loan portfolio. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require management to make additional provisions for estimated loan losses based upon judgments different from those of management.

With respect to Covered Loans, the Company follows the reserve standard set forth in ASC 310, Receivables. At acquisition, the Company reviews each loan to determine whether there is evidence of deterioration in credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each loan meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s or pool’s cash flows expected to be collected over the amount paid, is accreted into interest income over the remaining life of the loan or pool (accretable yield). The Company records a discount on these loans at acquisition to record them at their realizable cash flow. As a result, acquired loans subject to ASC 310 are excluded from the calculation of loan loss reserves at the acquisition date.

Loans acquired in the Statewide acquisition were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. Under current accounting principles, information regarding the Company’s estimate of loan fair values may be adjusted for a period of up to one year as the Company continues to refine its estimate of expected future cash flows in the acquired portfolio. Until preliminary fair values are finalized, if the Company discovers that it has materially over or under estimated the loan losses inherent in the loan portfolio at the acquisition date, it will prospectively reduce or eliminate goodwill recorded on the acquisition. Beyond that period, if the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for loan losses. Additionally, the acquired loans will be included in the calculation of the Company’s allowance for loan losses to the extent the losses are not covered by the FDIC loss share agreements.

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

The following table presents the activity in the allowance for loan losses during the first three months of 2010.

(dollars in thousands)	Amount
Balance, December 31, 2009	$3,352
Provision charged to operations	350
Loans charged off	(28)
Recoveries on charged off loans	7

Balance, March 31, 2010	$3,681

Excluding Covered Loans, the allowance for loan losses amounted to 1.08% of total loans and 194.3% of total nonperforming loans at March 31, 2010, compared to 1.00% and 262.2%, respectively, at December 31, 2009. The increase is the result of a change in the loan mix with increasing levels of commercial loans, which generally are considered to have a higher degree of risk than single-family residential mortgage loans, as well as the downgrade of two loan relationships in the Lafayette market. The allowance for loan losses to total loans, including Covered Loans, amounted to 0.82% at March 31, 2010.

Investment Securities

The Company’s investment securities portfolio totaled $138.2 million at March 31, 2010, an increase of $18.4 million, or 15.3%, from December 31, 2009. The net increase in investment securities was the result of $25.0 million of U.S. agency mortgage-backed securities acquired from Statewide. Securities available for sale made up the vast majority of the investment securities portfolio at March 31, 2010.

The following table summarizes activity in the Company’s investment securities portfolio during the first three months of 2010.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2009	$106,752	$13,099
Purchases	—	5,000
Principal payments and calls	(8,098)	(3,469)
Acquired from Statewide, at fair value	24,974	—
(Amortization) of premiums and accretion of discounts	38	(1)
Decrease in market value	(58)	—

Balance, March 31, 2010	$123,608	$14,629

At March 31, 2010, the Company had a net unrealized loss on its available for sale investment securities portfolio of $192,000, compared to a net unrealized loss of $133,000 at December 31, 2009. The unrealized losses relate primarily to the Company’s non-agency mortgage-backed securities holdings, which totaled $36.9 million, or 5.2% of total assets, at March 31, 2010, down from $39.7 million at December 31, 2009.

The following table summarizes the Company’s non-agency mortgage-backed securities portfolio as of March 31, 2010 (dollars in thousands).

Collateral	Tranche	S&P Rating	Amortized Cost	Unrealized Gain (Loss)
Prime	Super senior	AAA	$9,345	$312
Prime	Senior	AAA(1)	17,453	(1,298)
Prime	Senior	Below investment grade	2,973	(513)
Prime	Senior support	Below investment grade	2,566	(225)
Alt-A	Senior support	Below investment grade	2,007	(414)
Alt-A	Senior	AAA	691	29
Alt-A	Senior	Below investment grade(2)	1,763	(803)
Alt-A	Senior support	Below investment grade	144	717

Total non-agency mortgage-backed securities			$36,942	$(2,195)

(1)	Includes one security with an amortized cost of $1.6 million and an unrealized loss of $35,000 not rated by S&P. This security is rated “Aaa” by Moody’s.
(2)	This security was not rated by S&P. It was rated “Caa2” by Moody’s.

The Company holds no Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”) preferred stock, equity securities, corporate bonds, trust preferred securities, hedge fund investments, or collateralized debt obligations.

Funding Sources

Deposits – Deposits totaled $539.9 million at March 31, 2010, an increase of $168.3 million, or 45.3%, compared to December 31, 2009. The increase includes deposits assumed from Statewide, which totaled $158.1 million at March 31, 2010. The acquisition of Statewide added $206.9 million in deposits during the quarter, including approximately $46.2 million of higher-cost, out-of-state brokered deposits which the Company elected to re-price. Consistent with management’s expectations, the vast majority of out-of-state depositors elected to withdraw their deposits. The Company’s organic core deposit growth during the first quarter of 2010 totaled $6.7 million. The following table sets forth the composition of the Company’s deposits at the dates indicated.

(dollars in thousands)	March 31, 2010	December 31, 2009	Increase (Decrease)
			Amount	Percent
Demand deposit	$88,139	$66,956	$21,183	31.6%
Savings	25,991	21,009	4,982	23.7
Money market	94,727	80,810	13,917	17.2
NOW	62,428	48,384	14,044	29.0
Certificates of deposit	268,649	154,434	114,215	74.0

Total deposits	$539,934	$371,593	$168,341	45.3%

Federal Home Loan Bank Advances – Short-term FHLB advances totaled $2.5 million at March 31, 2010. The Company did not have any short-term FHLB advances outstanding at December 31, 2009. The interest paid on these borrowings decreased from the three months ended March 31, 2009 compared to the three months ended March 31, 2010 as the result of lower average balances. The average rate paid on short-term FHLB advances for the three months ended March 31, 2010 was 0.21% compared to 0.12% for the three months ended March 31, 2009.

Long-term FHLB advances decreased $14,000, or 0.1%, totaling $16.8 million at March 31, 2010 compared to December 31, 2009. The interest paid on these borrowings decreased from the three months ended March 31, 2009 compared to the three months ended March 31, 2010 primarily as the result of decreased average balances of long-term FHLB advances in the three-month comparison. On March 12, 2010, the Company assumed FHLB advances of $16.8 million from Statewide. These advances were extinguished by the Company between the acquisition date and March 31, 2010. The average rate paid on long-term FHLB debt was 3.55% for the three months ended March 31, 2010 compared to 3.59% for the three months ended March 31, 2009.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding that allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. Shareholders’ equity increased $116,000, or 0.1%, from $132.7 million at December 31, 2009 to $132.9 million at March 31, 2010.

At March 31, 2010, the Bank had regulatory capital that was well in excess of regulatory requirements. The following table details the Bank’s actual levels and current regulatory capital requirements as of March 31, 2010.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 (core) capital	$100,753	20.66%	$18,600	4.00%	$27,901	6.00%
Total risk-based capital	99,142	21.32	37,201	8.00	46,501	10.00
Tier 1 leverage capital	100,753	14.94	26,972	4.00	33,715	5.00
Tangible capital	100,753	14.94	10,114	1.50	N/A	N/A

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity Management

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring adequate cash flow exists to meet the Company’s needs, including operating, strategic and capital. The Company develops its liquidity management strategies as part of its overall asset/liability management process. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity. At March 31, 2010, cash and cash equivalents totaled $17.8 million. At such date, investment securities available for sale totaled $123.6 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At March 31, 2010, certificates of deposit maturing within the next 12 months totaled $187.3 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended March 31, 2010, the average balance of our outstanding FHLB advances was $17.8 million. At March 31, 2010, the Company had $19.3 million in outstanding FHLB advances and had $197.1 million in additional FHLB advances available.

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

Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rate as of March 31, 2010.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	2.9%
+100	1.7
-100	(2.1)

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at March 31, 2010 and December 31, 2009.

	Contract Amount
(dollars in thousands)	March 31, 2010	December 31, 2009
Letters of credit	$734	$730
Lines of credit	28,654	28,161
Undisbursed portion of loans in process	31,062	29,598
Commitments to originate loans	19,290	15,468

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to be drawn upon, the total commitment amounts generally represent future cash requirements.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

The Company is subject to certain claims and litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the financial condition or results of operations of the Company.

RESULTS OF OPERATIONS

The Company reported net income for the first quarter of 2010 of $845,000, a decrease of $878,000, or 50.9%, compared to the first quarter of 2009. Diluted earnings per share for the three months ended March 31, 2010 were $0.11, a decrease of $0.10, or 47.6%, compared to the first quarter of 2009.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s net interest spread was 4.21% and 4.04% for the three months ended March 31, 2010 and March 31, 2009, respectively. The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.69% and 4.75% for the three months ended March 31, 2010 and 2009, respectively.

Net interest income totaled $5.9 million for the three months ended March 31, 2010, a decrease of $3,000 compared to the three months ended March 31, 2009.

Interest income decreased $279,000, or 3.7%, in the first quarter of 2010 compared to the first quarter of 2009. The decrease was primarily due to decreases in the average yields earned on investment securities and other interest-earning assets, which more than offset increases in the average balance and yield on loans.

Interest expense decreased $276,000, or 16.6%, in the first quarter of 2010 compared to the first quarter of 2009. The decrease was primarily due to decreases in the average rate paid on interest-bearing liabilities as the result of reduced market rates and an increase in the average volume of lower cost interest-bearing liabilities.

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

	Three Months Ended March 31,
(dollars in thousands)	2010			2009
	Average Balance	Interest	Average Yield/Rate(1)	Average Balance	Interest	Average Yield/Rate(1)
Interest-earning assets:
Loans receivable(1)	$360,963	$5,908	6.61%	$339,528	$5,522	6.57%
Investment securities	123,183	1,323	4.30	124,668	1,703	5.46
Other interest-earning assets	20,049	27	0.55	32,978	312	3.84

Total earning assets	504,195	7,258	5.81	497,174	7,537	6.11
Noninterest-earning assets	55,218			28,386

Total assets	$559,413			$525,560

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$153,003	$272	0.72%	$133,318	$240	0.73%
Certificates of deposit	181,861	964	2.15	157,272	1,187	3.06

Total interest-bearing deposits	334,864	1,236	1.50	290,590	1,427	1.99
FHLB advances	17,897	158	3.53	36,381	243	2.67

Total interest-bearing liabilities	352,761	1,394	1.60	326,971	1,670	2.07
Noninterest-bearing liabilities	77,034			69,724

Total liabilities	429,795			396,695
Shareholders’ equity	129,618			128,865

Total liabilities and shareholders’ equity	$559,413			$525,560

Net interest-earning assets	$151,434			$170,203
Net interest spread		$5,864	4.21%		$5,867	4.04%
Net interest margin(2)			4.69%			4.75%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(2)	Equals net interest income divided by average interest-earning assets.

Interest income includes interest income earned on earning assets as well as applicable loan fees earned. Interest income that would have been earned on nonaccrual loans had they been on accrual status is not included in the data reported above.

Provision for Loan Losses – For the quarter ended March 31, 2010, the Company recorded a provision for loan losses of $350,000, compared to a provision of $174,000 for the same period in 2009. The increase in the provision for loan losses during the three months ended March 31, 2010 was the result of a change in the loan mix with increasing levels of commercial loans, which generally are considered to have a higher degree of risk than single-family residential mortgage loans, as well as the downgrade of two loan relationships in the Lafayette market.

Noninterest Income – The Company’s noninterest income was $997,000 for the three months ended March 31, 2010, $38,000, or 3.9%, higher than the $959,000 in noninterest income earned for the same period in 2009. The increase resulted from an increase in income from bank-owned life insurance, which was partially offset by a decrease in gain on sale of loans.

Noninterest Expense – The Company’s noninterest expense was $5.2 million for the three months ended March 31, 2010, $1.2 million, or 30.9%, higher than the $4.0 million in noninterest expense incurred for the same period in 2009. The primary reasons for the increase were higher compensation and benefits expense, regulatory fee expense and acquisition-related costs. Compensation and benefits expense increased primarily due to the addition of employees in the Baton Rouge market and award grants under the stock option and recognition and retention plans approved by the Company’s shareholders in May 2009. Share-based compensation costs related to these grants totaled $328,000 during the first quarter of 2010. Regulatory fee expense increased as the result of an increase in base insurance premium assessments on deposits by the FDIC. Costs related to the acquisition of Statewide totaled $357,000 in the first quarter of 2010.

Income Taxes – For the quarters ended March 31, 2010 and March 31, 2009, the Company incurred income tax expense of $420,000 and $921,000, respectively. The Company’s effective tax rate amounted to 33.2% and 34.8% during the first quarters of 2010 and 2009, respectively. The difference between the effective tax rate and the statutory tax rate primarily relates to variances in items that are non-taxable or non-deductible.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2009, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at March 31, 2010 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

Below we supplement and amend the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Such risks could materially affect our business, financial condition or future results, and are not the only risks we face. Additional risks and uncertainties not currently known to us or that we have deemed to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

The following risk factors are added:

Our decisions regarding the fair value of assets acquired could be inaccurate and our estimated loss share receivable in FDIC-assisted acquisitions may be inadequate, which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

Management makes various assumptions and judgments about the collectibility of acquired loan portfolios, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In FDIC-assisted acquisitions that include loss sharing agreements, we may record a loss share receivable that we consider adequate to absorb future losses which may occur in the acquired loan portfolio. In determining the size of the loss share receivable, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, economic conditions, and other pertinent information.

If our assumptions are incorrect, our current receivable may be insufficient to cover future loan losses, and increased loss reserves may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan losses could have a negative effect on our operating results.

Our ability to obtain reimbursement under the loss sharing agreements on Covered Assets depends on our compliance with the terms of the loss sharing agreements.

Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss share agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on Covered Assets. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. Additionally, management may decide to forgo loss share coverage on certain assets to allow greater flexibility over the management of certain assets. As of March 31, 2010, $109.6 million, or 15.7%, of the Company’s assets were covered by the FDIC loss share agreements.

Under the terms of the FDIC loss share agreements, the assignment or transfer of the loss sharing agreements to another entity generally requires the written consent of the FDIC. In addition, the Bank may not assign or otherwise transfer the loss sharing agreements during their terms without the prior written consent of the FDIC in all of the following circumstances:

1.	a merger or consolidation of the Bank with and into another financial institution;

2.	a sale of all or substantially all of the Bank’s assets to another financial institution; and

3.	for a period of 36 months after the March 12, 2010 Statewide acquisition date

a.	the sale by any individual shareholder, or shareholders acting in concert, of more than 9% of the outstanding shares of either the Bank or the Company;

b.	the sale of shares by the Bank or the Company in a public or private offering that increases the number of shares outstanding of either the Bank or the Company by more than 9%.

No assurances can be given that we will manage the Covered Assets in such a way as to always maintain loss share coverage on all such assets.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds.

The Company’s purchases of its common stock made during the quarter consisted of stock repurchases under the Company’s approved plan and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
January 1 – January 31, 2010	—	$—	—	294,444
February 1 – February 28, 2010	76,400	12.25	76,400	218,044
March 1 – March 31, 2010	15,875	12.37	15,875	202,169

Total	92,275	$12.27	92,275	202,169

(1)

On October 26, 2009, the Company’s Board of Directors approved a share repurchase program. Under the plan, the Company can repurchase up to 446,344 shares, or 5% of its common stock outstanding, through open market or privately negotiated transactions. The repurchase program does not have an expiration date.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Financial Statement Schedules.

No.	Description
31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer

32.0	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP, INC.

May 10, 2010	By:	/S/ JOHN W. BORDELON
John W. Bordelon
President and Chief Executive Officer

May 10, 2010	By:	/S/ JOSEPH B. ZANCO
Joseph B. Zanco
Executive Vice President and Chief Financial Officer

May 10, 2010	By:	/S/ MARY H. HOPKINS
Mary H. Hopkins
Home Bank First Vice President and Controller