Form 10-Q
period 2010-06-30
HOME BANCORP, INC.
filed 2010-08-09
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2010

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 001-34190

HOME BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Louisiana	71-1051785
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

503 Kaliste Saloom Road, Lafayette, Louisiana	70508
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

At August 6, 2010, the registrant had 8,448,102 shares of common stock, $0.01 par value, outstanding.

HOME BANCORP, INC. and SUBSIDIARY

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) June 30, 2010	(Audited) December 31, 2009
Assets
Cash and cash equivalents	$21,976,535	$25,709,597
Interest-bearing deposits in banks	7,112,000	3,529,000
Investment securities available for sale, at fair value	115,131,224	106,752,131
Investment securities held to maturity (fair values of $21,460,819 and $13,176,934, respectively)	21,218,038	13,098,847
Mortgage loans held for sale	2,662,100	719,350
Loans covered by loss sharing agreements	99,984,239	—
Noncovered loans, net of unearned income	355,180,759	336,647,292

Total loans, net of unearned income	455,164,998	336,647,292
Allowance for loan losses	(3,804,560)	(3,351,688)

Total loans, net of unearned income and allowance for loan losses	451,360,438	333,295,604

Office properties and equipment, net	23,452,816	16,186,690
Cash surrender value of bank-owned life insurance	15,872,609	15,262,645
FDIC loss sharing receivable	34,673,627	—
Accrued interest receivable and other assets	15,858,555	10,081,885

Total Assets	$709,317,942	$524,635,749

Liabilities
Deposits:
Noninterest-bearing	$90,246,478	$66,955,475
Interest-bearing	446,239,375	304,637,272

Total deposits	536,485,853	371,592,747
Short-term Federal Home Loan Bank advances	13,000,000	—
Long-term Federal Home Loan Bank advances	16,744,891	16,773,802
Accrued interest payable and other liabilities	10,349,392	3,519,896

Total Liabilities	576,580,136	391,886,445

Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,926,875 shares issued; 8,480,531 and 8,774,975 shares outstanding, respectively	89,270	89,270
Additional paid-in capital	88,064,013	88,072,884
Treasury stock at cost - 446,344 and 151,900 shares, respectively	(5,734,469)	(1,848,862)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(6,516,610)	(6,695,150)
Recognition and Retention Plan (RRP)	(3,432,486)	(4,218,320)
Retained earnings	59,749,653	57,437,444
Accumulated other comprehensive income (loss)	518,435	(87,962)

Total Shareholders’ Equity	132,737,806	132,749,304

Total Liabilities and Shareholders’ Equity	$709,317,942	$524,635,749

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Interest Income
Loans, including fees	$7,643,662	$5,596,564	$13,550,892	$11,118,314
Investment securities	1,363,142	1,786,673	2,686,360	3,489,469
Other investments and deposits	286,317	350,842	313,640	663,252

Total interest income	9,293,121	7,734,079	16,550,892	15,271,035

Interest Expense
Deposits	1,382,667	1,420,771	2,618,864	2,848,043
Short-term FHLB advances	4,545	3,153	4,588	37,680
Long-term FHLB advances	151,846	206,985	309,462	415,495

Total interest expense	1,539,058	1,630,909	2,932,914	3,301,218

Net interest income	7,754,063	6,103,170	13,617,978	11,969,817
Provision for loan losses	199,750	248,487	549,782	422,149

Net interest income after provision for loan losses	7,554,313	5,854,683	13,068,196	11,547,668

Noninterest Income
Service fees and charges	526,884	444,138	994,273	898,844
Bank card fees	385,972	282,536	669,029	543,260
Gain on sale of loans, net	101,902	174,905	180,295	315,292
Income from bank-owned life insurance	162,420	61,547	311,666	126,763
Loss on sale of securities, net	(101,386)	—	(101,386)	—
Other income	7,886	43,049	26,443	81,121

Total noninterest income	1,083,678	1,006,175	2,080,320	1,965,280

Noninterest Expense
Compensation and benefits	3,871,379	2,611,543	6,883,516	4,938,881
Occupancy	648,080	330,030	1,036,063	646,402
Marketing and advertising	202,200	154,279	403,937	321,932
Data processing and communication	633,397	374,932	1,012,779	720,198
Professional services	228,889	248,363	696,951	461,935
Forms, printing and supplies	122,575	103,089	252,735	204,376
Franchise and shares tax	141,636	226,250	342,707	452,500
Regulatory fees	122,352	284,758	233,256	335,166
Other expenses	461,766	308,208	815,835	567,144

Total noninterest expense	6,432,274	4,641,452	11,677,779	8,648,534

Income before income tax expense	2,205,717	2,219,406	3,470,737	4,864,414
Income tax expense	738,923	782,400	1,158,528	1,703,876

Net Income	$1,466,794	$1,437,006	$2,312,209	$3,160,538

Earnings per share:
Basic	$0.19	$0.18	$0.30	$0.39
Diluted	$0.19	$0.18	$0.30	$0.39

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2008(1)	$89,270	$87,182,281	$—	$(7,052,230)	$—	$52,055,071	$(5,311,666)	$126,962,726

Comprehensive income:
Net income						3,160,538		3,160,538
Change in unrealized gain (loss) on securities available for sale, net of taxes							2,075,085	2,075,085

Total comprehensive income								5,235,623

Cumulative effect adjustment for the adoption for the adoption of FSP FAS 115-2 and FAS 124-2					702,772		702,772
Cost of issuance of common stock		(13,895)						(13,895)
Common stock purchased for RRP					(3,060,385)			(3,060,385)
ESOP shares released for allocation		7,477		178,540				186,017
Stock-based compensation cost		181,846						181,846

Balance, June 30, 2009	$89,270	$87,357,709	$—	$(6,873,690)	$(3,060,385)	$55,918,381	$(3,236,581)	$130,194,704

Balance, December 31, 2009(1)	$89,270	$88,072,884	$(1,848,862)	$(6,695,150)	$(4,218,320)	$57,437,444	$(87,962)	$132,749,304
Comprehensive income:
Net income						2,312,209		2,312,209
Change in unrealized gain (loss) on securities available for sale, net of taxes							606,397	606,397

Total comprehensive income								2,918,606

Treasury stock acquired at cost, 294,444 shares			(3,885,607)					(3,885,607)
RRP shares released		(730,874)			785,834			54,960
ESOP shares released for allocation		56,067		178,540				234,607
Stock-based compensation cost		665,936						665,936

Balance, June 30, 2010	$89,270	$88,064,013	$(5,734,469)	$(6,516,610)	$(3,432,486)	$59,749,653	$518,435	$132,737,806

(1)	Balances as of December 31, 2008 and December 31, 2009 are audited.

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$2,312,209	$3,160,538
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	549,782	422,149
Depreciation	493,975	443,571
Amortization of purchase accounting valuations and intangibles	(1,444,007)	—
Mortgage servicing amortization	14,000	6,498
Federal Home Loan Bank stock dividends	(4,685)	(3,100)
Net amortization of premium/discount on investments	(766,034)	(232,660)
Loss on sale of investment securities, net	101,386	—
Gain on loans sold, net	(180,295)	(315,292)
Proceeds, including principal payments, from loans held for sale	27,294,048	46,665,513
Originations of loans held for sale	(29,056,503)	(49,590,945)
Non-cash compensation	900,543	367,863
Goodwill from acquisition	552,872	—
Cash retained from tax benefit associated with share-based payment arrangements	(54,960)	—
Deferred income tax benefit	(490,413)	(113,408)
Increase in interest receivable and other assets	(283,315)	(659,421)
Increase in cash surrender value of bank-owned life insurance	(609,964)	(90,248)
Increase in accrued interest payable and other liabilities	6,692,066	(144,071)

Net cash provided by (used in) operating activities	6,020,705	(83,013)

Cash flows from investing activities:
(Increase) decrease in certificates of deposit in other institutions	(3,583,000)	396,000
Purchases of securities available for sale	(14,173,850)	(8,449,327)
Purchases of securities held to maturity	(15,000,000)	—
Proceeds from maturities, prepayments and calls on securities available for sale	13,859,967	17,310,571
Proceeds from sale of securities available for sale	18,366,889	—
Proceeds from maturities, prepayments and calls on securities held to maturity	6,880,654	574,523
Increase in cash invested at other ATM locations	—	(1,572,549)
Net increase in loans	(6,253,784)	(7,097,549)
Purchases of office properties and equipment	(7,750,374)	(366,947)
Net cash acquired in FDIC-assisted acquisition	46,892,158	—
Purchases of Federal Home Loan Bank stock	(871,500)	—
Proceeds from redemption of Federal Home Loan Bank stock	1,998,200	260,800

Net cash provided by investing activities	43,948,360	659,522

Cash flows from financing activities:
Increase (decrease) in deposits	(42,454,975)	17,486,025
Proceeds from Federal Home Loan Bank advances	627,100,000	555,600,000
Payments on Federal Home Loan Bank advances	(630,933,505)	(577,127,696)
Cost of issuance of common stock	—	(13,895)
Repurchase of common stock for recognition and retention plan	—	(3,060,385)
Purchases of treasury stock	(3,885,607)	—
Cash retained from tax benefit associated with share-based payment arrangements	54,960	—

Net cash used in financing activities	(50,119,127)	(7,115,951)

Net change in cash and cash equivalents	(150,062)	(6,539,442)
Cash and cash equivalents at beginning of year	25,709,597	20,150,248

Cash and cash equivalents at end of year	$25,559,535	$13,610,806

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six-month period ended June 30, 2010 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2009.

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

2. Acquisition Activity

On March 12, 2010, the Company’s subsidiary, Home Bank, entered into a purchase and assumption agreement (the “Agreement”) with the Federal Deposit Insurance Corporation (“FDIC”) to purchase certain assets and to assume deposits and certain other liabilities of Statewide Bank (“Statewide”), a full service community bank headquartered in Covington, Louisiana. As a result of the acquisition, Home Bank now operates six former Statewide branches in the Northshore (of Lake Pontchartrain) region of Louisiana.

In connection with the Agreement, Home Bank entered into loss sharing agreements with the FDIC which cover the acquired loan portfolio (“Covered Loans”) and repossessed assets (collectively referred to as “Covered Assets”). Under the terms of the loss sharing agreements, the FDIC will absorb 80% of the first $41,000,000 of losses incurred on Covered Assets and 95% of losses on Covered Assets exceeding $41,000,000. The loss sharing agreements for non-residential and residential loans are in effect for five years and 10 years, respectively, from the March 12, 2010 acquisition date and the loss recovery provisions are in effect for eight years and 10 years, respectively, from the acquisition date. The reimbursable losses expected to be received from the FDIC are based on the book value of the Covered Assets as determined by the FDIC at the date of the transaction. Loans made by the Company prior to the acquisition and new loans made after that date are not covered by the provisions of the loss sharing agreements (“Noncovered Loans”). Home Bank recorded a receivable from the FDIC that represents the estimated fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to the Company. The ultimate collectability of this asset is dependent upon the performance of the underlying Covered Assets, the passage of time and claims paid by the FDIC. As of June 30, 2010, the FDIC loss sharing receivable was $34,674,000.

The FDIC granted Home Bank an option to purchase the premises, furniture, fixtures, and equipment of Statewide and assume the leases associated with leased offices. The Company expects to finalize fixed asset purchase and lease assumption decisions during the third quarter of 2010.

The acquisition was accounted for under the purchase method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. In accordance with ASC 805, the Company recorded goodwill totaling $552,000 from the acquisition as a result of an excess of liabilities assumed over assets acquired. Both the purchased assets and liabilities assumed were recorded at their respective acquisition date fair values. Identifiable intangible assets, including core deposit intangible assets, were recorded at fair value.

The fair value estimates of the Statewide assets and liabilities acquired from the FDIC recorded are preliminary and subject to refinement as additional information becomes available. Under current accounting principles, information regarding the Company’s estimates of fair values may be adjusted for a period of up to one year.

The Company’s operating results for the six months ended June 30, 2010 include the operating results of Statewide from the date of acquisition to June 30, 2010. Due to the significance of the amounts of the fair value adjustments, as well as the nature of the FDIC loss sharing agreements, Statewide’s historical results are not believed to be relevant to the Company’s results; thus, no pro forma information is presented.

The acquired assets and liabilities, as well as the adjustments to record the assets and liabilities at fair value, are presented in the following table as of March 12, 2010.

(dollars in thousands)	Acquired from the FDIC	Fair Value Adjustments		As recorded by Home Bank

Assets
Cash and cash equivalents	$11,569	$—		$11,569
Investment securities	24,974	(126)	( a )	24,848
Loans	157,016	(46,601)	( b )	110,415
Repossessed assets	2,545	(207)	( c )	2,338
Core deposit intangible	—	1,429	( d )	1,429
FDIC loss sharing receivable	—	34,422	( e )	34,422
Other assets	3,077	(64)		3,013

Total assets acquired	$199,181	$(11,147)		$188,034

Liabilities
Interest-bearing deposits	$191,014	$1,049	( f )	$192,063
Noninterest-bearing deposits	14,862	—		14,862
FHLB Advances	16,519	305	( g )	16,824
Other liabilities	161	—		161

Total liabilities assumed	$222,556	$1,354		$223,910

Excess of liabilities assumed over assets acquired				35,876
Cash payment received from the FDIC				(35,324)

Total goodwill recorded				$552

(a)	The adjustment is to record the fair value of Statewide’s investments based on market values.
(b)	The adjustment represents the write down of the book value of Statewide’s loans to their estimated fair value based on expected cash flows and includes an estimation of expected future loan losses.
(c)	The adjustment represents the write down of the book value of Statewide’s repossessed assets to their estimated fair value based on their appraised value, as adjusted for costs to sell.
(d)	The adjustment represents the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the average life of the deposit base, estimated to be ten years.
(e)	The adjustment is to record the fair value of the amount the Company estimates it will receive from the FDIC under its loss sharing agreements. The value of the receivable represents the fair value of expected cash flows as a result of future losses on Covered Assets.
(f)	The adjustment is to record the fair value of Statewide’s certificates of deposits based on current market rates. The fair value adjustment will be amortized to reduce interest expense over the expected life of the portfolio, which is estimated at 34 months.
(g)	The adjustment is to record the fair value of FHLB advances based on current market rates. The adjustment represents the Company’s costs incurred to extinguish the advances prior to their stated maturity.

At the March 12, 2010 acquisition date, we estimated the fair value of the Statewide loan portfolio at $110,415,000, which represented the expected cash flows from the portfolio discounted at current market rates. In estimating the cash flows we used a model based on assumptions about the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severities in the event of defaults, and current market rates.

We evaluated the acquired Covered Loans and have elected to account for such loans under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In accordance with ASC 310-30 and in estimating the fair value of the Covered Loans at the acquisition date, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference totaled $61,478,000 at March 12, 2010 and represented an estimate of the undiscounted loss exposure in the Covered Loans at the acquisition date.

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

The following table summarizes the accretable yield on the Covered Loans as of March 12, 2010 and the changes therein through June 30, 2010.

(dollars in thousands)	Accretable Yield
Estimated fair value of loans acquired	$110,415

Less: undiscounted cash flows expected to be collected
Undiscounted contractual cash flows	$183,003
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(61,478)

Undiscounted cash flows expected to be collected	121,525

Accretable yield at March 12, 2010	$(11,110)
Decrease in expected cash flows	1,946

Accretable yield at June 30, 2010	$(9,164)

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

The FDIC loss sharing receivable will continue to be measured on the same basis as the related Covered Loans. Because the Covered Loans are subject to the accounting prescribed by ASC Topic 310, subsequent changes to the basis of the FDIC loss sharing receivable will also follow that model. Deterioration in the credit quality of the loans (immediately recorded as an adjustment to the allowance for loan losses) would immediately increase the basis of the FDIC loss sharing receivable, with the offset recorded through the consolidated statement of income. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the FDIC loss sharing receivable, with such decrease being accreted into income over 1) the same period or 2) the life of the loss sharing agreements, whichever is shorter. Loss assumptions used in the basis of the Covered Loans are consistent with the loss assumptions used to measure the FDIC loss sharing receivable.

3. Accounting Developments

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures About Fair Value Measurements, which added disclosure requirements about transfers in and out of Levels 1 and 2 of the fair value hierarchy, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements. The Company adopted the provisions of the ASU in preparing its consolidated financial statements at and for the period ended March 31, 2010. The adoption of the provisions of this ASU, which was subsequently codified into ASC 820, Fair Value Measurements and Disclosures, only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s results of operations or financial position. See Note 6 to the Consolidated Financial Statements for the disclosures required by this ASU.

This ASU also requires that Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number as currently permitted. This provision of the ASU will be effective for the Company’s reporting period ending March 31, 2011. As this provision amends only the disclosure requirements for fair value measurements, the adoption will have no impact on the Company’s results of operations, financial position or disclosures.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes some contradictions between the requirements of U.S. GAAP and the filing rules of the SEC. SEC filers are required to evaluate subsequent events through the date the financial statements are issued, and they are no longer required to disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance except for the use of the issued date for conduit debt obligors. The adoption of ASU 2010-09 did not have a material impact on the Company’s results of operations or financial position. See Note 7 to the Consolidated Financial Statements for the disclosures required by this ASU.

In February 2010, the FASB issued ASU 2010-10, Consolidation: Amendments for Certain Investment Funds. ASU 2010-10 indefinitely defers the effective date for certain investment funds, the amendments made to ASC 810-10, Consolidation, related to variable interest entities by Statement of Financial Accounting Standard (“SFAS”) No. 167. However, this deferral does not apply to the disclosure requirements of SFAS No. 167. ASU 2010-10 also clarifies that (1) interests of related parties must be considered in determining whether fees paid to decision makers or service providers constitute a variable interest, and (2) a quantitative calculation should not be the only basis on which such determination is made. This guidance is effective as of the beginning of the first annual period beginning after November 15, 2009, and for interim periods within that first annual reporting period. The adoption of ASU 2010-10 did not have an impact on the Company’s results of operations, financial position or disclosures.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives. ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements, by resolving a potential ambiguity about the breadth of the embedded credit derivative scope exception with regard to some types of contracts, such as collateralized debt obligations. The scope exception will no longer apply to some contracts that contain an embedded credit derivative feature that transfers credit risk. The ASU is effective for fiscal quarters beginning after June 15, 2010. The adoption of ASU 2010-11 did not have an impact on the Company’s results of operations, financial position or disclosures.

In April 2010, the FASB issued ASU 2010-18, Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset. ASU 2010-18 allows for the one-time election to terminate accounting for loans as a pool under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. ASU 2010-18 is effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The adoption of ASU 2010-18 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivable and the Allowance for Credit Losses. ASU 2010-20 requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 is effective for interim and annual reporting periods after December 15, 2010. The ASU is effective for interim and reporting periods ending on or after December 15, 2010. As the adoption of ASU 2010-20 amends only the disclosure requirements for loans and leases and the allowance for credit losses, the adoption will have no impact on the Company’s results of operations or financial position.

4. Investment Securities

Summary information regarding investment securities classified as available for sale and held to maturity as of June 30, 2010 and December 31, 2009 follows.

(dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
June 30, 2010			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$73,746	$2,093	$—	$—	$75,839
Non-U.S. agency mortgage-backed	34,345	1,621	365	2,609	32,992
U.S. government agency	6,254	46	—	—	6,300

Total available for sale	$114,345	$3,760	$365	$2,609	$115,131

Held to maturity:
U.S. agency mortgage-backed	$4,854	$75	$—	$—	$4,929
Municipal bonds	1,363	87	—	—	1,450
U.S. government agency	15,001	84	3	—	15,082

Total held to maturity	$21,218	$246	$3	$—	$21,461

(1)	Net of other-than-temporary impairment charges.

(dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2009			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$60,338	$1,786	$31	$1	$62,092
Non-U.S. agency mortgage-backed	39,707	262	—	2,116	37,853
U.S. government agency	6,840	—	—	33	6,807

Total available for sale	$106,885	$2,048	$31	$2,150	$106,752

Held to maturity:
U.S. agency mortgage-backed	$5,735	$46	$—	$—	$5,781
Municipal bonds	1,364	75	—	—	1,439
U.S. government agency	6,000	—	43	—	5,957

Total held to maturity	$13,099	$121	$43	$—	$13,177

(1)	Net of other-than-temporary impairment charges.

The amortized cost and estimated fair value by maturity of the Company’s investment securities at June 30, 2010 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security, in particular certain U.S. agency securities and obligations of states and political subdivisions, may differ from its contractual maturity because of the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$—	$3,829	$3,196	$68,814	$75,839
Non-U.S. agency mortgage-backed	—	—	3,169	29,823	32,992
U.S. government agency	—	—	—	6,300	6,300

Total available for sale	$—	$3,829	$6,365	$104,937	$115,131

Securities held to maturity:
U.S. agency mortgage-backed	$—	$3,099	$1,830	$—	$4,929
Municipal bonds	195	567	688	—	1,450
U.S. government agency	—	4,999	10,083	—	15,082

Total held to maturity	195	8,665	12,601	—	21,461

Total investment securities	$195	$12,494	$18,966	$104,937	$136,592

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$—	$3,714	$3,091	$66,941	$73,746
Non-U.S. agency mortgage-backed	—	—	3,052	31,293	34,345
U.S. government agency	—	—	—	6,254	6,254

Total available for sale	$—	$3,714	$6,143	$104,488	$114,345

Securities held to maturity:
U.S. agency mortgage-backed	$—	$3,059	$1,795	$—	$4,854
Municipal bonds	190	535	638	—	1,363
U.S. government agency	—	5,001	10,000	—	15,001

Total held to maturity	190	8,595	12,433	—	21,218

Total investment securities	$190	$12,309	$18,576	$104,488	$135,563

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

During the three months ended June 30, 2010, management’s assessment of its investment securities concluded the decline in the fair values of certain non-agency (or private-label) mortgage-back securities were other-than-temporary. During the three months ended June 30, 2010, the Company recorded impairment charges of $141,000 associated with the credit deterioration of those securities. Additionally, management concluded that the unrealized losses of its investment securities summarized in the table above are not deemed to be other-than-temporary.

5. Earnings Per Share

Earnings per common share were computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009

Numerator:
Income applicable to common shares	$1,466	$1,437	$2,312	$3,161

Denominator:
Weighted average common shares outstanding	7,620	8,117	7,664	8,172
Effect of dilutive securities:
Restricted stock	57	5	70	2
Stock options	1	—	—	—

Weighted average common shares outstanding – assuming dilution	7,678	8,122	7,734	8,174

Earnings per common share	$0.19	$0.18	$0.30	$0.39
Earnings per common share – assuming dilution	$0.19	$0.18	$0.30	$0.39

Options on 814,080 and 817,580 shares of common stock were not included in computing diluted earnings per shares for the three and six months ended June 30, 2010, respectively, because the effect of these shares was anti-dilutive.

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of June 30, 2010, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets and liabilities measured on a recurring basis as of June 30, 2010 and December 31, 2009.

		Fair Value Measurements Using
(dollars in thousands)	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. agency mortgage-backed	$75,839	$—	$75,839	$—
Non-U.S. agency mortgage-backed	32,992	—	25,976	7,016
U.S. government agency	6,300	—	6,300	—

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. agency mortgage-backed	$62,092	$—	$62,092	$—
Non-U.S. agency mortgage-backed	37,853	—	28,744	9,109
U.S. government agency	6,807	—	6,807	—

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

The following table reconciles assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(dollars in thousands)	Non-U.S. agency mortgage-backed securities

Balance at beginning of year	$9,109
Total gains or losses (realized/unrealized)
Included in earnings	(141)
Included in other comprehensive income	(771)
Purchases, sales, issuances, and settlements, net	(1,181)
Transfers in and/or out of Level 3	—

Balance at June 30, 2010	$7,016

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2010	$(141)

Non-recurring Basis

The Company has segregated all financial assets and liabilities that are measured at fair value on a non-recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

		Fair Value Measurements Using
(dollars in thousands)	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Loans	$101,254	$—	$1,270	$99,984
FDIC loss sharing receivable	34,674	—	—	34,674

Total	$135,928	$—	$1,270	$134,658

Liabilities
Deposits	$98,939	$—	$—	$98,939

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Loans	$2,315	$—	$2,315	$—

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

ASC 820 requires the disclosure of each class of financial instruments for which it is practicable to estimate. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. ASC 820 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

The carrying amount of FHLB advances is estimated using the rates currently offered for advances of similar maturities.

The fair value of off-balance sheet financial instruments as of June 30, 2010 was immaterial.

	June 30, 2010		December 31, 2009
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and cash equivalents	$21,977	$21,977	$25,710	$25,710
Interest-bearing deposits in banks	7,112	7,112	3,529	3,529
Investment securities available for sale	115,131	115,131	106,752	106,752
Investment securities held to maturity	21,218	21,461	13,099	13,177
Mortgage loans held for sale	2,662	2,835	719	699
Loans, net	455,165	465,930	333,296	340,795

Financial Liabilities
Deposits	$536,486	$539,014	$371,593	$373,624
Short-term FHLB advances	13,000	13,000	—	—
Long-term FHLB advances	16,745	17,183	16,774	17,011

7. Subsequent Events

The Company evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments under generally accepted accounting standards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. and its subsidiary, Home Bank, from December 31, 2009 to June 30, 2010 and on its results of operations for the three and six months ended June 30, 2010 and June 30, 2009. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

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

EXECUTIVE OVERVIEW

During the second quarter of 2010, the Company earned $1.5 million, an increase of $30,000, or 2.1%, compared to the second quarter of 2009. Diluted earnings per share for the second quarter of 2010 were $0.19, an increase of $0.01, or 5.6%, compared to the second quarter of 2009. During the six months ended June 30, 2010, the Company earned $2.3 million, a decrease $848,000, or 26.8%, compared to the six months ended June 30, 2009. Diluted earnings per share for the six months ended June 30, 2010 were $0.30, a decrease of $0.09, or 23.1%, compared to the six months ended June 30, 2009.

The Company’s financial condition and liquidity as of June 30, 2010 were significantly impacted by Home Bank’s acquisition of certain assets and liabilities of Statewide Bank (“Statewide”), a full-service community bank headquartered in Covington, Louisiana, from the Federal Deposit Insurance Corporation (“FDIC”) on March 12, 2010. As a result of the acquisition, Home Bank now operates six former Statewide branches in the Northshore (of Lake Pontchartrain) region of Louisiana. The Company acquired assets of $188.0 million, which included loans of $110.4 million, investment securities of $24.8 million, and cash of $11.6 million. In addition, the Company recorded an FDIC loss sharing receivable, representing the portion of estimated losses covered by loss sharing agreements between Home Bank and the FDIC, of $34.4 million. The loss sharing agreements between Home Bank and the FDIC afford Home Bank significant protection against future losses in the acquired loan portfolio. The Company also recorded a core deposit intangible asset of $1.4 million and goodwill of $552,000 as part of the acquisition. In the Statewide acquisition, the Company assumed liabilities of $223.9 million, which included $206.9 million in deposits and $16.8 million in FHLB advances.

Key components of the Company’s performance in the second quarter of 2010 are summarized below.

•

Assets totaled $709.3 million at June 30, 2010, up $184.7 million, or 35.2%, from December 31, 2009. The increase was the result of the acquisition of the assets of Statewide, which were recorded at their fair value of $188.0 million as of the date of acquisition.

•

Loans totaled $455.2 million at June 30, 2010, an increase of $118.5 million, or 35.2%, from December 31, 2009. The increase in total loans was driven by $110.4 million in loans acquired from Statewide as of the date of acquisition, in addition to the Company’s organic loan growth.

•

Customer deposits totaled $536.5 million at June 30, 2010, an increase of $164.9 million, or 44.4%, from December 31, 2009. The increase in deposits was driven by the $206.9 million in deposits assumed in the Statewide acquisition. Approximately $46.2 million of higher-cost, out-of-state brokered deposits assumed from Statewide were re-priced by the Company. Consistent with management’s expectations, the vast majority of out-of-state depositors elected to withdraw their deposits between the date of acquisition and June 30, 2010.

•

Interest income increased $1.6 million, or 20.2%, in the second quarter of 2010 compared to the second quarter of 2009. For the six months ended June 30, 2010, interest income increased $1.3 million, or 8.4%, compared to the six months ended June 30, 2009. The increases in the three- and six-month periods were primarily due to an increase in average loans primarily driven by the Statewide acquisition, which more than offset a decrease in the average yield earned on investment securities.

•

Interest expense decreased $92,000, or 5.6%, for the second quarter of 2010 compared to the second quarter of 2009. For the six months ended June 30, 2010, interest expense decreased $368,000, or 11.2%, compared to the six months ended June 30, 2009. The decreases in the three- and six-month periods were primarily due to decreases in the average rate paid on interest-bearing liabilities as the result of reduced market rates and changes in the composition of our interest-bearing liabilities, which more than offset significant increases in the average balances of our deposits.

•

The provision for loan losses totaled $200,000 for the second quarter of 2010, an increase of $49,000, or 19.6%, compared to the second quarter of 2009. For the six months ended June 30, 2010, the provision for loan losses increased $128,000, or 30.2%, from the six months ended June 30, 2009. As of June 30, 2010, the allowance for loan losses as a percentage of Noncovered Loans was 1.07%, compared to 1.00% at December 31, 2009. Net charge-offs for the first six months of 2010 were $97,000, compared to $6,000 for the same period of 2009.

•

Noninterest income for the second quarter of 2010 increased $78,000, or 7.7%, compared to the second quarter of 2009. For the six months ended June 30, 2010, noninterest income increased $115,000, or 5.9%, compared to the six months ended June 30, 2009. Increases in service fees and charges and bank card fees were partially offset by a net loss on the sale of securities, which included an other-than-temporary (“OTTI”) impairment charge of $141,000.

•

Noninterest expense for the second quarter of 2010 increased $1.8 million, or 38.6%, compared to the second quarter of 2009. For the six months ended June 30, 2010, noninterest expense increased $3.0 million, or 35.0%, compared to the six months ended June 30, 2009. The primary reasons for the increase in noninterest expense during the second quarter of 2010 was higher compensation and benefits, occupancy and data processing and communications expenses related to the full quarter impact of the Statewide acquisition, the addition of our Baton Rouge headquarters location and acquisition-related costs. The Company began 2010 with 11 full-service banking offices. The acquisition of six Statewide Bank locations and the opening of our Baton Rouge headquarters has increased the total number of full-service banking offices to 18 at June 30, 2010.

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – Loans totaled $455.2 million at June 30, 2010, an increase of $118.5 million, or 35.2%, from December 31, 2009. The increase includes loans acquired from Statewide, which totaled $100.0 million at June 30, 2010. Under the loss sharing agreements between the Bank and the FDIC, the FDIC will cover 80% of Covered Asset losses up to $41.0 million and 95% of losses that exceed that amount. Accordingly, the Company presents loans subject to the loss sharing agreements as “Covered Loans” in the information below and loans that are not subject to the loss sharing agreements as “Noncovered Loans.” Noncovered Loans totaled $355.2 million at June 30, 2010, an increase of $18.5 million, or 5.5%, from December 31, 2009. Such growth was concentrated in the commercial real estate and construction and land portfolios in the Acadiana and Baton Rouge markets.

The Company’s market areas, which are located in southern Louisiana, have been affected by the recent oil spill in the Gulf of Mexico. The Company’s direct exposure to borrowers with significant operations linked to deep-water drilling in the Gulf amounted to $5.6 million in outstanding loan balances as of June 30, 2010, or 1.2% of total loans. The Company has remained in contact with each of the impacted borrowers. All such loans are performing in accordance with their terms and, based on our discussions with the borrowers and internal reviews, the Company does not believe it will suffer losses on these loans. Despite the minimal direct exposure to deep-water drilling, the oil and gas industry is a key employer in South Louisiana. The Company is continuing to carefully monitor the effects of the oil spill on its customers and the markets.

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

	June 30, 2010
(dollars in thousands)	Covered Loans	Noncovered Loans	Total Loans	December 31, 2009	Total Loans Increase/(Decrease)
Real estate loans:
One- to four-family first mortgage	$24,724	$120,652	$145,376	$120,044	$25,332	21.1%
Home equity loans and lines	7,202	24,946	32,148	24,678	7,470	30.3
Commercial real estate	35,882	109,481	145,363	97,513	47,850	49.1
Construction and land	18,229	42,243	60,472	35,364	25,108	71.0
Multi-family residential	2,227	4,254	6,481	4,089	2,392	58.5

Total real estate loans	88,264	301,576	389,840	281,688	108,152	38.4

Other loans:
Commercial	7,869	34,885	42,754	38,340	4,414	11.5
Consumer	3,851	18,720	22,571	16,619	5,952	35.8

Total other loans	11,720	53,605	65,325	54,959	10,366	18.9

Total loans	$99,984	$355,181	$455,165	$336,647	$118,518	35.2

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

An impaired loan generally is one for which it is probable, based on current information, that the Bank will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, multi-family residential, construction and land, and commercial business loans are individually evaluated for impairment.

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

The Company reviews and classifies assets monthly. The Board of Directors is provided with monthly reports on our classified assets. Assets are classified in accordance with the management guidelines described above. As of June 30, 2010 and December 31, 2009, substandard loans, excluding Covered Loans, amounted to $2.9 million and $2.8 million, respectively. The amount of the allowance for loan losses allocated to substandard loans totaled $552,000 as of June 30, 2010 and $472,000 as of December 31, 2009. Total substandard loans, including Covered Loans, were $22.9 million at June 30, 2010. There were no assets classified as doubtful or loss at June 30, 2010 or December 31, 2009.

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, amounted to $2.1 million, or 0.30% of total assets, at June 30, 2010, compared to $1.7 million, or 0.32% of total assets, at December 31, 2009, excluding Covered Assets. Total nonperforming assets, including Covered Loans, amounted to $21.9 million, or 3.38% of total assets, at June 30, 2010. The following table sets forth the composition of the Company’s nonperforming assets and troubled debt restructurings as of the dates indicated.

	June 30, 2010
(dollars in thousands)	Covered Assets	Noncovered Assets	Total Assets	December 31, 2009
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$5,635	$292	$5,927	$864
Home equity loans and lines	—	161	161	362
Commercial real estate and multi-family	5,455	373	5,828	—
Construction and land	6,777	360	7,137	—
Other loans:
Commercial	274	472	746	38
Consumer	1,073	10	1,083	15

Total nonaccrual loans	19,214	1,668	20,882	1,279
Accruing loans 90 days or more past due	—	—	—	—

Total nonperforming loans	19,214	1,668	20,882	1,279
Foreclosed property	2,643	445	3,088	417

Total nonperforming assets	21,857	2,113	23,970	1,696
Performing troubled debt restructurings	—	743	743	556
Total nonperforming assets and troubled debt restructurings	$21,857	$2,856	$24,713	$2,252

Nonperforming loans to total loans	4.22%	0.37%	4.59%	0.38%
Nonperforming loans to total assets	2.71%	0.24%	2.94%	0.24%
Nonperforming assets to total assets	3.08%	0.30%	3.38%	0.32%

Net charge-offs for the second quarter of 2010 were $76,000, compared to $7,000 for the second quarter of 2009. Net charge-offs for the six months ended June 30, 2010 were $97,000, compared to $6,000 for the six months ended June 30, 2009.

Real estate, or other collateral, which is acquired as a result of foreclosure is classified as foreclosed property until sold. Foreclosed property is recorded at the lower of cost, which is the carrying value of the loan, or fair value less estimated selling costs. Costs associated with acquiring and improving a foreclosed property are usually capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs. Holding costs are charged to expense. Gains and losses on the sale of real estate owned are charged to operations, as incurred.

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

With respect to Covered Loans, the Company follows the reserve standard set forth in ASC 310, Receivables. At acquisition, the Company reviews each loan to determine whether there is evidence of deterioration in credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each loan meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s or pool’s cash flows expected to be collected over the amount paid, is accreted into interest income over the remaining life of the loan or pool (accretable yield). The Company records a discount on these loans at acquisition to record them at their realizable cash flow. As a result, acquired loans subject to ASC 310, Receivables, are excluded from the calculation of loan loss reserves at the acquisition date.

Loans acquired in the Statewide acquisition were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. Under current accounting principles, information regarding the Company’s estimate of loan fair values may be adjusted for a period of up to one year as the Company continues to refine its estimate of expected future cash flows in the acquired portfolio. Until preliminary fair values are finalized, if the Company discovers that it has materially over or under estimated the loan losses inherent in the loan portfolio at the acquisition date, it will prospectively reduce or eliminate goodwill recorded on the acquisition. Beyond that period, if the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for loan losses. Additionally, the acquired loans will be included in the calculation of the Company’s allowance for loan losses to the extent the losses are not covered by the FDIC loss sharing agreements.

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

The following table presents the activity in the allowance for loan losses during the first six months of 2010.

(dollars in thousands)	Amount

Balance, December 31, 2009	$3,352
Provision charged to operations	550
Loans charged off	(124)
Recoveries on charged off loans	27

Balance, June 30, 2010	$3,805

Excluding Covered Loans, the allowance for loan losses amounted to 1.07% of total loans and 228.2% of total nonperforming loans at June 30, 2010, compared to 1.00% and 262.2%, respectively, at December 31, 2009. The allowance for loan losses, including Covered Loans, amounted to 0.84% of total loans and 19.8% of total nonperforming loans at June 30, 2010.

Investment Securities

The Company’s investment securities portfolio totaled $136.3 million at June 30, 2010, an increase of $16.5 million, or 13.8%, from December 31, 2009. The primary reason for the net increase in investment securities was the result of $24.8 million of U.S. agency mortgage-backed securities acquired from Statewide. At June 30, 2010, the Company had a net unrealized gain on its available for sale investment securities portfolio of $786,000, compared to a net unrealized loss of $133,000 at December 31, 2009. Securities available for sale made up the vast majority of the investment securities portfolio at June 30, 2010.

The following table summarizes activity in the Company’s investment securities portfolio during the first six months of 2010.

(dollars in thousands)	Available for Sale	Held to Maturity

Balance, December 31, 2009	$106,752	$13,099
Purchases	14,174	15,000
Sales	(13,939)	—
Principal payments and calls	(18,248)	(6,881)
Acquired from Statewide, at fair value	24,848	—
Accretion of discounts and amortization of premiums, net	766	—
Other-than-temporary impairment	(141)	—
Increase in market value	919	—

Balance, June 30, 2010	$115,131	$21,218

Due to increasing delinquencies and defaults in the mortgage loans underlying certain non-agency mortgage-backed securities we own, the Company recorded OTTI charges of $141,000 during the second quarter of 2010. Based on management’s review of the remaining investment portfolio, no other declines in the market value of the Company’s investment securities are deemed to be other than temporary at June 30, 2010.

The following table summarizes the Company’s non-agency mortgage-backed securities portfolio as of June 30, 2010 (dollars in thousands).

Collateral	Tranche	S&P Rating	Amortized Cost	Unrealized Gain (Loss)

Prime	Super senior	AAA	$8,683	$555
Prime	Senior	AAA (1)	16,435	(693)
Prime	Senior	Below investment grade	2,772	(623)
Prime	Senior support	Below investment grade	2,390	(243)
Alt-A	Super Senior	Below investment grade	1,754	(320)
Alt-A	Senior	AAA	666	29
Alt-A	Senior	Below investment grade (2)	1,585	(728)
Alt-A	Senior support	Below investment grade	60	663

Total non-agency mortgage-backed securities			$34,345	$(1,360)

(1)	Includes one security with an amortized cost of $1.6 million and an unrealized loss of $16,000 not rated by S&P. This security is rated “Aaa” by Moody’s.
(2)	This security was not rated by S&P. It was rated “Caa2” by Moody’s.

The Company holds no Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”) preferred stock, equity securities, corporate bonds, trust preferred securities, hedge fund investments, or collateralized debt obligations.

Funding Sources

Deposits – Deposits totaled $536.5 million at June 30, 2010, an increase of $164.9 million, or 44.4%, compared to December 31, 2009. The acquisition of Statewide added $206.9 million in deposits during the first quarter of 2010, including approximately $46.2 million of higher-cost, out-of-state brokered deposits which the Company elected to re-price. Consistent with management’s expectations, the vast majority of out-of-state depositors elected to withdraw their deposits. The following table sets forth the composition of the Company’s deposits at the dates indicated.

(dollars in thousands)	June 30, 2010	December 31, 2009	Increase (Decrease)
			Amount	Percent
Demand deposit	$90,246	$66,956	$23,290	34.8%
Savings	27,239	21,009	6,230	29.7
Money market	103,285	80,810	22,475	27.8
NOW	66,840	48,384	18,456	38.1
Certificates of deposit	248,876	154,434	94,442	61.2

Total deposits	$536,486	$371,593	$164,893	44.4

Federal Home Loan Bank Advances – Short-term FHLB advances totaled $13.0 million at June 30, 2010. The Company did not have any short-term FHLB advances outstanding at December 31, 2009. The average rates paid on short-term FHLB advances were 0.20% and 0.26% for the three and six months ended June 30, 2010, respectively, compared to 0.69% and 1.01% for the three and six months ended June 30, 2009, respectively.

Long-term FHLB advances totaled $16.7 million at June 30, 2010, a decrease of $29,000, or 0.2%, compared to December 31, 2009. The average rates paid on long-term FHLB advances were 3.46% and 3.51% for the three and six months ended June 30, 2010, respectively, compared to 3.62% and 3.61% for the three and six months ended June 30, 2009, respectively.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding that allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. Shareholders’ equity decreased $11,000, or 0.01%, from $132.7 million at December 31, 2009 to $132.7 million at June 30, 2010.

The Company’s Board of Directors approved a new program to repurchase up to 424,027 shares, or approximately 5%, of the Company’s outstanding common stock in July 2010. Repurchases may be made by the Company in open-market or privately-negotiated transactions as, in the opinion of management, market conditions warrant.

The Company completed a previously announced repurchase program (the “October 2009” program) during the second quarter of 2010. Under the October 2009 program, the Company acquired 446,344 shares of the Company’s common stock at an average price of $12.85 per share.

At June 30, 2010, the Bank had regulatory capital that was well in excess of regulatory requirements. The following table details the Bank’s actual levels and current regulatory capital requirements as of June 30, 2010.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 risk-based capital	$102,461	21.58%	$18,129	4.00%	$27,193	6.00%
Total risk-based capital	101,041	22.29	36,257	8.00	45,322	10.00
Tier 1 leverage capital	102,461	14.88	27,545	4.00	34,431	5.00
Tangible capital	102,461	14.88	10,329	1.50	N/A	N/A

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity Management

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring adequate cash flow exists to meet the Company’s needs, including operating, strategic and capital. The Company develops its liquidity management strategies as part of its overall asset/liability management process. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity. At June 30, 2010, cash and cash equivalents totaled $22.0 million. At such date, investment securities available for sale totaled $115.1 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2010, certificates of deposit maturing within the next 12 months totaled $171.2 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended June 30, 2010, the average balance of our outstanding FHLB advances was $27.4 million. At June 30, 2010, the Company had $29.7 million in outstanding FHLB advances and had $242.9 million in additional FHLB advances available.

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

Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rate as of June 30, 2010.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	4.9%
+100	2.7
-100	(2.6)

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at June 30, 2010 and December 31, 2009.

	Contract Amount
(dollars in thousands)	June 30, 2010	December 31, 2009
Letters of credit	$793	$730
Lines of credit	28,581	28,161
Undisbursed portion of loans in process	34,030	29,598
Commitments to originate loans	14,337	15,468

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

RESULTS OF OPERATIONS

The Company reported net income for the second quarter of 2010 of $1.5 million, an increase of $30,000, or 2.1%, compared to the second quarter of 2009. For the six months ended June 30, 2010, the Company reported net income of $2.3 million, a decrease of $848,000, or 26.8%, from the six months ended June 30, 2009. Diluted earnings per share for the second quarter of 2010 were $0.19, an increase of $0.01, or 5.6%, compared to the second quarter of 2009. Diluted earnings per share for the six months ended 2010 were $0.30, a decrease of $0.09, or 23.1%, compared to the six months ended 2009.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s net interest spread was 4.48% and 4.18% for the three months ended June 30, 2010 and June 30, 2009, respectively, and 4.34% and 4.11% for the six months ended June 30, 2010 and June 30, 2009, respectively. The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.82% and 4.86% for the three months ended June 30, 2010 and 2009, respectively, and 4.75% and 4.81% for the six months ended June 30, 2010 and 2009, respectively.

Net interest income totaled $7.8 million for the three months ended June 30, 2010, an increase of $1.7 million, or 27.0%, compared to the three months ended June 30, 2009. For the six months ended June 30, 2010, net interest income totaled $13.6 million, an increase of $1.6 million, or 13.8%, compared to the six months ended June 30, 2009.

Interest income increased $1.6 million, or 20.2%, in the second quarter of 2010 compared to the second quarter of 2009. For the six months ended June 30, 2010, interest income increased $1.3 million, or 8.4%, compared to the six months ended June 30, 2009. The increases were primarily due to a higher average volume of loans receivable in the three and six months ended June 30, 2010 as the result of the Statewide acquisition, which more than offset decreases in the average yield on investment securities and other interest-earning assets.

Interest expense decreased $92,000, or 5.6%, in the second quarter of 2010 compared to the second quarter of 2009. For the six months ended June 30, 2010, interest expense decreased $368,000, or 11.2%, compared to the six months ended June 30, 2009. The decreases were primarily due to decreases in the average rate paid on interest-bearing liabilities as the result of reduced market rates and an increase in the average volume of lower cost interest-bearing liabilities.

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

	Three Months Ended June 30,
	2010			2009
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate(1)
Interest-earning assets:
Loans receivable(1)	$455,574	$7,644	6.73%	$343,798	$5,597	6.52%
Investment securities	137,175	1,363	3.97	122,098	1,787	5.85
Other interest-earning assets	52,282	286	2.19	37,091	350	3.78

Total earning assets	645,031	9,293	5.77	502,987	7,734	6.16

Noninterest-earning assets	57,752			30,728

Total assets	$702,783			$533,715

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$193,271	$350	0.73%	$142,400	$259	0.73%
Certificates of deposit	255,856	1,033	1.62	162,756	1,162	2.86

Total interest-bearing deposits	449,127	1,383	1.24	305,156	1,421	1.87
FHLB advances	27,436	156	2.27	24,632	210	3.41

Total interest-bearing liabilities	476,563	1,539	1.29	329,788	1,631	1.98

Noninterest-bearing liabilities	93,232			74,558

Total liabilities	569,795			404,346
Shareholders’ equity	132,988			129,369

Total liabilities and shareholders’ equity	$702,783			$533,715

Net interest-earning assets	$168,468			$173,199

Net interest spread		$7,754	4.48%		$6,103	4.18%

Net interest margin(2)			4.82%			4.86%

	Six Months Ended June 30,
	2010			2009
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate(1)
Interest-earning assets:
Loans receivable(1)	$413,167	$13,551	6.60%	$341,687	$11,118	6.54%
Investment securities	127,261	2,686	4.22	123,381	3,489	5.66
Other interest-earning assets	35,589	314	1.78	35,048	664	3.82

Total earning assets	576,017	16,551	5.78	500,116	15,271	6.13

Noninterest-earning assets	51,205			29,686

Total assets	$627,222			$529,802

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$170,503	$622	0.74%	$137,882	$499	0.73%
Certificates of deposit	219,288	1,997	1.84	160,028	2,349	2.96

Total interest-bearing deposits	389,791	2,619	1.35	297,910	2,848	1.93
FHLB advances	21,407	314	2.93	30,480	453	2.97

Total interest-bearing liabilities	411,198	2,933	1.44	328,390	3,301	2.02

Noninterest-bearing liabilities	82,976			71,896

Total liabilities	494,174			400,286
Shareholders’ equity	133,048			129,516

Total liabilities and shareholders’ equity	$627,222			$529,802

Net interest-earning assets	$164,819			$171,726

Net interest spread		$13,618	4.34%		$11,970	4.11%

Net interest margin(2)			4.75%			4.81%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(2)	Equals net interest income divided by average interest-earning assets.

Interest income includes interest income earned on earning assets as well as applicable loan fees earned. Interest income that would have been earned on nonaccrual loans had they been on accrual status is not included in the data reported above.

Provision for Loan Losses – For the quarter ended June 30, 2010, the Company recorded a provision for loan losses of $200,000, compared to a provision of $248,000 for the same period in 2009. For the six months ended June 30, 2010, the Company recorded a provision of $550,000, compared to a provision of $422,000 for the same period in 2009.

Noninterest Income – The Company’s noninterest income was $1.1 million for the three months ended June 30, 2010, $78,000, or 7.7%, higher than the $1.0 million in noninterest income earned for the same period in 2009. Noninterest income was $2.1 million for the six months ended June 30, 2010, $115,000, or 5.9%, higher than the $2.0 million in noninterest income earned for the same period of 2009. The increases resulted primarily from higher levels of service fees and charges and bank card fees due to the Statewide Bank acquisition. These increases were partially offset by OTTI charges of $141,000 related to certain non-agency mortgage-backed securities recorded during the second quarter of 2010. The Company also recorded gains during the second quarter of 2010 of $39,000 on the sale of certain investment securities acquired from Statewide Bank.

Noninterest Expense – The Company’s noninterest expense was $6.4 million for the three months ended June 30, 2010, $1.8 million, or 38.6%, higher than the $4.6 million in noninterest expense earned for the same period in 2009. Noninterest expense was $11.7 million for the six months ended June 30, 2010, $3.0 million, or 35.0%, higher than the $8.6 million in noninterest expense for the same period of 2009. The primary reasons for the increases in noninterest expense was higher compensation and benefits, occupancy and data processing and communications expenses related to the full quarter impact of the Statewide Bank acquisition, the addition of our Baton Rouge headquarters location and acquisition-related costs. The Company began 2010 with 11 full-service banking offices. The acquisition of six Statewide Bank locations and the opening of our Baton Rouge headquarters has increased our total number of full-service banking offices to 18.

Income Taxes – For the quarters ended June 30, 2010 and June 30, 2009, the Company incurred income tax expense of $739,000 and $782,000, respectively. The Company’s effective tax rate amounted to 33.5% and 35.3% during the second quarters of 2010 and 2009, respectively. For the six months ended June 30, 2010 and June 30, 2009, the Company incurred income tax expense of $1.2 million and $1.7 million, respectively. The Company’s effective tax rate amounted to 33.4% and 35.0% during the six months ended June 30, 2010 and June 30, 2009, respectively. The difference between the effective tax rate and the statutory tax rate primarily relates to variances in items that are non-taxable or non-deductible.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2009, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/ Liability Management and Market Risk”. Additional information at June 30, 2010 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factors are added:

Our decisions regarding the fair value of assets acquired could be inaccurate and our estimated loss sharing receivable in our FDIC-assisted acquisition may be inadequate, which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

Management makes various assumptions and judgments about the collectibility of the acquired loan portfolio acquired from Statewide, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In our FDIC-assisted acquisition of Statewide, which included loss sharing agreements, we recorded a loss sharing receivable that we consider adequate to absorb future losses which may occur in the acquired loan portfolio. In determining the size of the loss sharing receivable, we analyzed the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, economic conditions, and other pertinent information.

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

Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on Covered Assets. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. Additionally, management may decide to forgo loss sharing coverage on certain assets to allow greater flexibility over the management of certain assets. As of June 30, 2010, $101.7 million, or 14.3%, of the Company’s assets were covered by the FDIC loss sharing agreements.

Under the terms of the FDIC loss sharing agreements, the assignment or transfer of the loss sharing agreements to another entity generally requires the written consent of the FDIC. In addition, the Bank may not assign or otherwise transfer the loss sharing agreements during their terms without the prior written consent of the FDIC in all of the following circumstances:

1. a merger or consolidation of the Bank with and into another financial institution;

2. a sale of all or substantially all of the Bank’s assets to another financial institution; and

3. for a period of 36 months after the March 12, 2010 Statewide acquisition date,

a. the sale by any individual shareholder, or shareholders acting in concert, of more than 9% of the outstanding shares of either the Bank or the Company;

b. the sale of shares by the Bank or the Company in a public or private offering that increases the number of shares outstanding of either the Bank or the Company by more than 9%.

No assurances can be given that we will manage the Covered Assets in such a way as to always maintain loss sharing coverage on all such assets.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds.

The Company’s purchases of its common stock made during the quarter consisted of stock repurchases under the Company’s approved plan and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
April 1 - April 30, 2010	—	$—	—	202,169
May 1 - May 31, 2010	153,905	13.64	153,905	48,264
June 1 - June 30, 2010	48,264	13.56	48,264	—

Total	202,169	$13.62	202,169	—

(1)

On October 26, 2009, the Company’s Board of Directors approved a share repurchase program. Under the plan, the Company can repurchase up to 446,344 shares, or 5% of its common stock outstanding, through open market or privately negotiated transactions. The repurchase program was completed on June 21, 2010. On July 27, 2010, the Company announced the commencement of a new 5% stock repurchase program.

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

HOME BANCORP, INC.

August 9, 2010	By:	/s/ John W. Bordelon
John W. Bordelon
President and Chief Executive Officer

August 9, 2010	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer

August 9, 2010	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank First Vice President and Controller