Form 10-Q
period 2010-09-30
HOME BANCORP, INC.
filed 2010-11-09
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2010

or

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

Registrant’s telephone number, including area code:(337) 237-1960

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

At November 8, 2010, the registrant had 8,224,702 shares of common stock, $0.01 par value, outstanding.

HOME BANCORP, INC. and SUBSIDIARY

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) September 30, 2010	(Audited) December 31, 2009
Assets
Cash and cash equivalents	$23,771,777	$25,709,597
Interest-bearing deposits in banks	6,387,000	3,529,000
Investment securities available for sale, at fair value	111,607,433	106,752,131
Investment securities held to maturity (fair values of $21,040,963 and $13,176,934, respectively)	20,793,424	13,098,847
Mortgage loans held for sale	6,400,335	719,350
Loans covered by loss sharing agreements	91,346,684	—
Noncovered loans, net of unearned income	354,883,203	336,647,292

Total loans, net of unearned income	446,229,887	336,647,292
Allowance for loan losses	(3,923,826)	(3,351,688)

Total loans, net of unearned income and allowance for loan losses	442,306,061	333,295,604

Office properties and equipment, net	23,621,092	16,186,690
Cash surrender value of bank-owned life insurance	16,034,149	15,262,645
FDIC loss sharing receivable	32,262,081	—
Accrued interest receivable and other assets	15,297,599	10,081,885

Total Assets	$698,480,951	$524,635,749

Liabilities
Deposits:
Noninterest-bearing	$96,733,774	$66,955,475
Interest-bearing	449,923,796	304,637,272

Total deposits	546,657,570	371,592,747
Long-term Federal Home Loan Bank advances	16,000,000	16,773,802
Accrued interest payable and other liabilities	3,744,475	3,519,896

Total Liabilities	566,402,045	391,886,445

Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,926,875 shares issued; 8,311,702 and 8,774,975 shares outstanding, respectively	89,270	89,270
Additional paid-in capital	88,437,391	88,072,884
Treasury stock at cost - 615,173 and 151,900 shares, respectively	(7,955,813)	(1,848,862)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(6,427,340)	(6,695,150)
Recognition and Retention Plan (RRP)	(3,432,486)	(4,218,320)
Retained earnings	60,660,647	57,437,444
Accumulated other comprehensive income (loss)	707,237	(87,962)

Total Shareholders’ Equity	132,078,906	132,749,304

Total Liabilities and Shareholders’ Equity	$698,480,951	$524,635,749

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Interest Income
Loans, including fees	$7,549,667	$5,616,351	$21,100,559	$16,734,665
Investment securities	1,226,765	1,722,460	3,913,125	5,211,929
Other investments and deposits	32,899	296,759	94,226	960,011

Total interest income	8,809,331	7,635,570	25,107,910	22,906,605

Interest Expense
Deposits	1,403,060	1,371,889	4,021,924	4,219,932
Short-term FHLB advances	2,794	69	7,382	37,749
Long-term FHLB advances	136,727	186,099	446,189	601,594

Total interest expense	1,542,581	1,558,057	4,475,495	4,859,275

Net interest income	7,266,750	6,077,513	20,632,415	18,047,330
Provision for loan losses	167,580	287,061	717,362	709,210

Net interest income after provision for loan losses	7,099,170	5,790,452	19,915,053	17,338,120

Noninterest Income
Service fees and charges	541,538	471,925	1,535,811	1,370,769
Bank card fees	343,906	277,375	1,012,935	820,635
Gain on sale of loans, net	198,522	105,149	378,817	420,441
Income from bank-owned life insurance	161,540	66,082	473,206	192,845
Other-than-temporary impairment of securities	(870,254)	—	(1,010,771)	—
Gain on sale of securities, net	—	—	39,131	—
Other income	237,932	29,159	516,689	110,280

Total noninterest income	613,184	949,690	2,945,818	2,914,970

Noninterest Expense
Compensation and benefits	3,824,287	2,849,756	10,707,803	7,788,637
Occupancy	615,972	325,581	1,652,035	971,983
Marketing and advertising	184,179	131,119	588,116	453,051
Data processing and communication	635,382	328,686	1,648,161	1,048,884
Professional services	198,482	267,118	895,433	729,053
Forms, printing and supplies	128,182	86,300	380,917	290,676
Franchise and shares tax	98,397	226,250	441,104	678,750
Regulatory fees	159,026	155,559	392,282	490,725
Other expenses	510,393	298,092	1,326,228	865,236

Total noninterest expense	6,354,300	4,668,461	18,032,079	13,316,995

Income before income tax expense	1,358,054	2,071,681	4,828,792	6,936,095
Income tax expense	447,061	574,244	1,605,589	2,278,120

Net Income	$910,993	$1,497,437	$3,223,203	$4,657,975

Earnings per share:
Basic	$0.12	$0.19	$0.42	$0.57
Diluted	$0.12	$0.19	$0.42	$0.57

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2008(1)	$89,270	$87,182,281	$—	$(7,052,230)	$—	$52,055,071	$(5,311,666)	$126,962,726

Comprehensive income:
Net income						4,657,975		4,657,975
Change in unrealized gain (loss) on securities available for sale, net of taxes							3,526,347	3,526,347

Total comprehensive income								8,184,322

Cumulative effect adjustment for the adoption for the adoption of FSP FAS 115-2 and FAS 124-2						702,772		702,772
Cost of issuance of common stock		(13,895)						(13,895)
Common stock purchased for RRP					(4,057,177)			(4,057,177)
ESOP shares released for allocation		28,011		267,810				295,821
Share-based compensation cost		518,118						518,118

Balance, September 30, 2009	$89,270	$87,714,515	$—	$(6,784,420)	$(4,057,177)	$57,415,818	$(1,785,319)	$132,592,687

Balance, December 31, 2009(1)	$89,270	$88,072,884	$(1,848,862)	$(6,695,150)	$(4,218,320)	$57,437,444	$(87,962)	$132,749,304
Comprehensive income:
Net income						3,223,203		3,223,203
Change in unrealized gain (loss) on securities available for sale, net of taxes							795,199	795,199

Total comprehensive income								4,018,402

Treasury stock acquired at cost, 615,173 shares			(6,106,951)					(6,106,951)
RRP shares released for allocation		(730,874)			785,834			54,960
ESOP shares released for allocation		83,730		267,810				351,540
Share-based compensation cost		1,011,651						1,011,651

Balance, September 30, 2010	$89,270	$88,437,391	$(7,955,813)	$(6,427,340)	$(3,432,486)	$60,660,647	$707,237	$132,078,906

(1)	Balances as of December 31, 2008 and December 31, 2009 are audited.

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$3,223,203	$4,657,975
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	717,362	709,210
Depreciation	792,136	659,362
Amortization of purchase accounting valuations and intangibles	(2,784,958)	—
Mortgage servicing amortization	21,970	9,747
Federal Home Loan Bank stock dividends	(7,185)	(3,900)
Net amortization of premium/discount on investments	(927,187)	(567,120)
Gain on sale of investment securities, net	(39,131)	—
Other-than-temporary impairment of securities	1,010,771	—
Gain on loans sold, net	(378,817)	(420,441)
Proceeds, including principal payments, from loans held for sale	51,630,902	60,360,305
Originations of loans held for sale	(56,070,936)	(61,003,717)
Non-cash compensation	1,363,191	813,939
Goodwill from acquisition	559,987	—
Cash retained from tax benefit associated with share-based payment arrangements	(54,960)	—
Deferred income tax expense (benefit)	(490,413)	644,912
Decrease (increase) in interest receivable and other assets	1,797,498	(1,753,360)
Increase in cash surrender value of bank-owned life insurance	(771,504)	(192,845)
Increase in accrued interest payable and other liabilities	103,868	1,241,649

Net cash provided by (used in) operating activities	(304,203)	5,155,716

Cash flows from investing activities:
Purchases of securities available for sale	(25,011,424)	(11,432,148)
Purchases of securities held to maturity	(15,000,000)	(8,150,000)
Proceeds from maturities, prepayments and calls on securities available for sale	32,180,827	27,596,446
Proceeds from sales of securities available for sale	13,978,622	—
Proceeds from maturities, prepayments and calls on securities held to maturity	7,303,887	863,387
Increase in certificates of deposit in other institutions	(2,858,000)	(1,465,000)
Decrease in cash invested at other ATM locations	—	15,441,184
Net decrease (increase) in loans	3,416,561	(4,697,436)
Purchases of office properties and equipment	(8,216,811)	(643,244)
Net cash acquired in FDIC-assisted acquisition	46,892,158	—
Purchases of Federal Home Loan Bank stock	(871,500)	—
Proceeds from redemption of Federal Home Loan Bank stock	2,705,500	655,900

Net cash provided by investing activities	54,519,820	18,169,089

Cash flows from financing activities:
Increase (decrease) in deposits	(32,523,050)	22,490,408
Proceeds from Federal Home Loan Bank advances	937,800,000	561,600,000
Payments on Federal Home Loan Bank advances	(955,378,396)	(586,141,769)
Cost of issuance of common stock	—	(13,895)
Repurchase of common stock for recognition and retention plan	—	(4,057,177)
Purchases of treasury stock	(6,106,951)	—
Cash retained from tax benefit associated with share-based payment arrangements	54,960	—

Net cash used in financing activities	(56,153,437)	(6,122,433)

Net change in cash and cash equivalents	(1,937,820)	17,202,372
Cash and cash equivalents at beginning of year	25,709,597	20,150,248

Cash and cash equivalents at end of period	$23,771,777	$37,352,620

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine-month period ended September 30, 2010 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2009.

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

In connection with the Agreement, Home Bank entered into loss sharing agreements with the FDIC which cover the acquired loan portfolio (“Covered Loans”) and repossessed assets (collectively referred to as “Covered Assets”). Under the terms of the loss sharing agreements, the FDIC will absorb 80% of the first $41,000,000 of losses incurred on Covered Assets and 95% of losses on Covered Assets exceeding $41,000,000. The loss sharing agreements for non-residential and residential loans are in effect for five years and 10 years, respectively, from the March 12, 2010 acquisition date and the loss recovery provisions are in effect for eight years and 10 years, respectively, from the acquisition date. The reimbursable losses expected to be received from the FDIC are based on the book value of the Covered Assets as determined by the FDIC at the date of the transaction. Loans made by the Company prior to the acquisition and new loans made after that date are not covered by the provisions of the loss sharing agreements (“Noncovered Loans”). Home Bank recorded a receivable from the FDIC that represents the estimated fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to the Company. The ultimate collectability of this asset is dependent upon the performance of the underlying Covered Assets, the passage of time and claims paid by the FDIC. As of September 30, 2010, the FDIC loss sharing receivable was $32,262,000.

The FDIC granted Home Bank an option to purchase the premises, furniture, fixtures, and equipment of Statewide and assume the leases associated with leased offices. During the third quarter, the Company finalized its acquisition of six former Statewide branch locations.

The acquisition was accounted for under the purchase method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. In accordance with ASC 805, the Company recorded goodwill totaling $560,000 from the acquisition as a result of an excess of liabilities assumed over assets acquired. Both the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values. Identifiable intangible assets, including core deposit intangible assets, were recorded at fair value.

The fair value estimates of the Statewide assets and liabilities acquired from the FDIC recorded are preliminary and subject to refinement as additional information becomes available. Under current accounting principles, the Company’s estimates of fair values may be adjusted for a period of up to one year.

The Company’s operating results for the nine months ended September 30, 2010 include the operating results of Statewide from the date of acquisition to September 30, 2010. Due to the significance of the amounts of the fair value adjustments, as well as the nature of the FDIC loss sharing agreements, Statewide’s historical results are not believed to be relevant to the Company’s results; thus, no pro forma information is presented.

The assets acquired and liabilities assumed, as well as the adjustments to record the assets and liabilities at fair value, are presented in the following table as of March 12, 2010.

(dollars in thousands)	Acquired from the FDIC	Fair Value Adjustments		As recorded by Home Bank

Assets
Cash and cash equivalents	$11,569	$—		$11,569
Investment securities	24,974	(133	)(a)	24,841
Loans	157,016	(46,601	)(b)	110,415
Repossessed assets	2,545	(207	)(c)	2,338
Core deposit intangible	—	1,429	(d)	1,429
FDIC loss sharing receivable	—	34,422	(e)	34,422
Other assets	3,076	(64)		3,012

Total assets acquired	$199,180	$(11,154)		$188,026

Liabilities
Interest-bearing deposits	$191,014	$1,049	(f)	$192,063
Noninterest-bearing deposits	14,862	—		14,862
FHLB Advances	16,519	305	(g)	16,824
Other liabilities	161	—		161

Total liabilities assumed	$222,556	$1,354		$223,910

Excess of liabilities assumed over assets acquired				35,884
Cash payment received from the FDIC				(35,324)

Total goodwill recorded				$560

(a)	The adjustment is to record the fair value of Statewide’s investments based on market values.
(b)	The adjustment represents the write down of the book value of Statewide’s loans to their estimated fair value based on expected cash flows and includes an estimation of expected future loan losses.
(c)	The adjustment represents the write down of the book value of Statewide’s repossessed assets to their estimated fair value based on their estimated fair value, as adjusted for estimated costs to sell.
(d)	The adjustment represents the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the average life of the deposit base, estimated to be ten years.
(e)	The adjustment is to record the fair value of the amount the Company estimates it will receive from the FDIC under its loss sharing agreements. The value of the receivable represents the fair value of expected cash flows as a result of anticipated future losses on Covered Assets.
(f)	The adjustment is to record the fair value of Statewide’s certificates of deposit based on market rates at the acquisition date. The fair value adjustment will be amortized as a reduction of interest expense over the expected life of the portfolio, which is estimated at 34 months.
(g)	The adjustment is to record the fair value of FHLB advances based on market rates at the acquisition date. The adjustment represents the Company’s costs incurred to extinguish the advances prior to their stated maturity.

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

On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the acquired loans is the “accretable yield”. The accretable yield is taken into interest income over the life of the loans using the effective yield method. The accretable yield changes over time due to both accretion and as actual and expected cash flows vary from the acquisition date estimated cash flows. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. The remaining undiscounted expected cash flows are calculated at each financial reporting date based on information then currently available. Increases in expected cash flows over those originally estimated increase the accretable yield and are recognized as interest income prospectively. Increases in expected cash flows also lead to the reduction of any allowance for loan losses recorded after the acquisition. Decreases in expected cash flows compared to those originally estimated decrease the accretable yield and are recognized by recording an allowance for loan losses. As the accretable yield increases or decreases from changes in cash flow expectations, the offset is a decrease or increase to the nonaccretable difference.

The following table summarizes the accretable yield on the Covered Loans as of March 12, 2010 and the changes therein through September 30, 2010.

(dollars in thousands)	Accretable Yield

Estimated fair value of loans acquired	$110,415

Less: undiscounted cash flows expected to be collected
Undiscounted contractual cash flows	$183,003
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(61,478)

Undiscounted cash flows expected to be collected	121,525

Accretable yield at March 12, 2010	$(11,110)
Accretion	3,591

Accretable yield at September 30, 2010	$(7,519)

At March 12, 2010, the weighted average remaining contractual life of the Covered Loan portfolio was 3.3 years.

Over the life of the Covered Loans, the Company will continue to estimate cash flows expected to be collected on pools of loans sharing common risk characteristics. The Company will evaluate whether the present value of Covered Loans has decreased and if so, a provision for loan loss will be recognized. For any increases in cash flows expected to be collected, the Company will adjust the amount of accretable yield recognized on a prospective basis over the remaining life of the applicable loan or pool of loans.

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

3. Accounting Developments

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures About Fair Value Measurements, which added disclosure requirements about transfers in and out of Levels 1 and 2 of the fair value hierarchy, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements. The Company adopted the provisions of the ASU in preparing its consolidated financial statements at and for the period ended March 31, 2010. The adoption of the provisions of this ASU, which was subsequently codified into ASC 820, Fair Value Measurements and Disclosures, only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s results of operations or financial position. See Note 6 to the Consolidated Financial Statements for the disclosures required by this ASU.

This ASU also requires that Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number as currently permitted. This provision of the ASU will be effective for the Company’s reporting period ending March 31, 2011. As this provision amends only the disclosure requirements for fair value measurements, the adoption will have no impact on the Company’s results of operations or financial position.

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

In April 2010, the FASB issued ASU 2010-18, Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset. ASU 2010-18 allows for the one-time election to terminate accounting for loans as a pool under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. ASU 2010-18 is effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The adoption of ASU 2010-18 did not have an impact on the Company’s results of operations, financial position or disclosures.

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

4. Investment Securities

Summary information regarding investment securities classified as available for sale and held to maturity as of September 30, 2010 and December 31, 2009 is as follows.

(dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
September 30, 2010
Available for sale:
U.S. agency mortgage-backed	$73,019	$2,131	$2	$—	$75,148
Non-U.S. agency mortgage-backed	31,342	673	238	1,574	30,203
U.S. government agency	6,174	82	—	—	6,256

Total available for sale	$110,535	$2,886	$240	$1,574	$111,607

Held to maturity:
U.S. agency mortgage-backed	$4,429	$113	$—	$—	$4,542
Municipal bonds	1,363	104	—	—	1,467
U.S. government agency	15,001	31	—	—	15,032

Total held to maturity	$20,793	$248	$—	$—	$21,041

(1)	Net of other-than-temporary impairment charges.

(dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
December 31, 2009
Available for sale:
U.S. agency mortgage-backed	$60,338	$1,786	$31	$1	$62,092
Non-U.S. agency mortgage-backed	39,707	262	—	2,116	37,853
U.S. government agency	6,840	—	—	33	6,807

Total available for sale	$106,885	$2,048	$31	$2,150	$106,752

Held to maturity:
U.S. agency mortgage-backed	$5,735	$46	$—	$—	$5,781
Municipal bonds	1,364	75	—	—	1,439
U.S. government agency	6,000	—	43	—	5,957

Total held to maturity	$13,099	$121	$43	$—	$13,177

(1)	Net of other-than-temporary impairment charges.

The amortized cost and estimated fair value by maturity of the Company’s investment securities at September 30, 2010 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security, in particular mortgage-backed securities, certain U.S. government agency securities and municipal bonds, may differ from its contractual maturity because of the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$—	$3,364	$2,765	$69,019	$75,148
Non-U.S. agency mortgage-backed	—	—	2,973	27,230	30,203
U.S. government agency	—	—	—	6,256	6,256

Total available for sale	$—	$3,364	$5,738	$102,505	$111,607

Securities held to maturity:
U.S. agency mortgage-backed	$—	$2,795	$1,747	$—	$4,542
Municipal bonds	194	570	703	—	1,467
U.S. government agency	—	5,003	10,029	—	15,032

Total held to maturity	194	8,368	12,479	—	21,041

Total investment securities	$194	$11,732	$18,217	$102,505	$132,648

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$—	$3,246	$2,683	$67,090	$73,019
Non-U.S. agency mortgage-backed	—	—	2,848	28,494	31,342
U.S. government agency	—	—	—	6,174	6,174

Total available for sale	$—	$3,246	$5,531	$101,758	$110,535

Securities held to maturity:
U.S. agency mortgage-backed	$—	$2,748	$1,681	$—	$4,429
Municipal bonds	190	535	638	—	1,363
U.S. government agency	—	5,001	10,000	—	15,001

Total held to maturity	190	8,284	12,319	—	20,793

Total investment securities	$190	$11,530	$17,850	$101,758	$131,328

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic and market conditions warrant such evaluations. Consideration is given to (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; and (3) the Company’s intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost, which may extend to maturity.

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

During the nine months ended September 30, 2010, management’s assessment of its investment securities concluded the decline in the fair values of certain non-agency (or private-label) mortgage-back securities were other-than-temporary. As a result, the Company recorded impairment charges of $1,011,000 associated with the credit deterioration of those securities. Additionally, management concluded that the unrealized losses of its investment securities summarized in the table above are not deemed to be other-than-temporary.

5. Earnings Per Share

Earnings per common share were computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009

Numerator:
Income available to common shareholders	$911	$1,497	$3,223	$4,658

Denominator:
Weighted average common shares outstanding	7,481	7,956	7,603	8,103
Effect of dilutive securities:
Restricted stock	50	32	63	12

Weighted average common shares outstanding – assuming dilution	7,531	7,988	7,666	8,115

Earnings per common share	$0.12	$0.19	$0.42	$0.57
Earnings per common share – assuming dilution	$0.12	$0.19	$0.42	$0.57

Options on 824,080 and 815,080 shares of common stock were not included in computing diluted earnings per shares for the three months ended September 30, 2010 and September 30, 2009, respectively, because the effect of these shares was anti-dilutive. Options on 819,747 and 815,080 shares of common stock were not included in computing diluted earnings per shares for the nine months ended September 30, 2010 and September 30, 2009, because the effect of shares was anti-dilutive.

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of September 30, 2010, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets and liabilities measured on a recurring basis as of September 30, 2010 and December 31, 2009.

		Fair Value Measurements Using
(dollars in thousands)	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. agency mortgage-backed	$75,148	$—	$75,148	$—
Non-U.S. agency mortgage-backed	30,203	—	24,571	5,632
U.S. government agency	6,256	—	6,256	—

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. agency mortgage-backed	$62,092	$—	$62,092	$—
Non-U.S. agency mortgage-backed	37,853	—	28,744	9,109
U.S. government agency	6,807	—	6,807	—

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

The following table reconciles assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(dollars in thousands)	Non-U.S. agency mortgage-backed securities

Balance at beginning of year	$9,109
Total gains or losses (realized/unrealized)
Included in earnings	(1,011)
Included in other comprehensive income	(828)
Purchases, sales, issuances, and settlements, net	(1,638)
Transfers in and/or out of Level 3	—

Balance at September 30, 2010	$5,632

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2010	$(1,011)

Nonrecurring Basis

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

		Fair Value Measurements Using
(dollars in thousands)	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Loans, covered by loss sharing agreements	$91,347	$—	$—	$91,347
Impaired loans	1,680	—	1,680	—
Repossessed assets	1,786	—	1,786	—
FDIC loss sharing receivable	32,262	—	—	32,262

Total	$127,075	$—	$3,466	$123,609

Liabilities
Deposits	$81,572	$—	$—	$81,572

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans	$2,315	$—	$2,315	$—
Repossessed assets	417	—	417	—

Total	$2,732	$—	$2,732	$—

In accordance with the provisions of ASC 310, Receivables, the Company records loans considered impaired at their fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the fair value of the collateral for collateral-dependent loans. Impaired loans are Level 2 assets measured using appraisals from external parties of the collateral less any prior liens. Repossessed assets are initially recorded at fair value less estimated costs to sell. The fair value of repossessed assets is based on property appraisals and an analysis of similar properties available. As such, the Company records repossessed assets as Level 2.

Certain assets and liabilities measured on a nonrecurring basis using significant unobservable inputs (Level 3) were acquired as part of the Statewide acquisition discussed further in Note 2 to these consolidated financial statements. These assets and liabilities were recorded at their fair value upon acquisition in accordance with generally accepted accounting principles.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

The carrying value of cash and cash equivalents and interest-bearing deposits in banks approximate their fair value.

The fair value for investment securities is determined from quoted market prices when available. If a quoted market price is not available, fair value is estimated using third-party pricing services or quoted market prices of securities with similar characteristics.

The fair value of mortgage loans held for sale and loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturity.

The fair value for cash surrender value of bank-owned life insurance is based on cash surrender values indicated by the insurance companies.

The fair value of demand deposits, savings, and interest-bearing demand deposits is the amount payable on demand. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for certificates of similar remaining maturities.

The carrying amount of FHLB advances is estimated using the rates currently offered for advances of similar maturities.

The fair value of off-balance sheet financial instruments as of September 30, 2010 was immaterial.

The following table presents estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and cash equivalents	$23,772	$23,772	$25,710	$25,710
Interest-bearing deposits in banks	6,387	6,387	3,529	3,529
Investment securities available for sale	111,607	111,607	106,752	106,752
Investment securities held to maturity	20,793	21,041	13,099	13,177
Mortgage loans held for sale	6,400	6,409	719	699
Loans, net	442,306	458,523	333,296	340,795
Cash surrender value of bank-owned life insurance	16,034	16,034	15,263	15,263

Financial Liabilities
Deposits	$546,658	$549,385	$371,593	$373,624
Long-term FHLB advances	16,000	16,686	16,774	17,011

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. and its subsidiary, Home Bank, from December 31, 2009 to September 30, 2010 and on its results of operations for the three and nine months ended September 30, 2010 and September 30, 2009. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

Forward-Looking Statements

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company or Bank, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of words such as “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions, or by future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly”. The Company’s or the Bank’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2009 and this Quarterly Report on Form 10-Q (see “Part II: Item 1A”). The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

EXECUTIVE OVERVIEW

During the third quarter of 2010, the Company earned $911,000, a decrease of $586,000, or 39.2%, compared to the third quarter of 2009. Diluted earnings per share for the third quarter of 2010 were $0.12, a decrease of $0.07, or 36.8%, compared to the third quarter of 2009. During the nine months ended September 30, 2010, the Company earned $3.2 million, a decrease of $1.4 million, or 30.8%, compared to the nine months ended September 30, 2009. Diluted earnings per share for the nine months ended September 30, 2010 were $0.42, a decrease of $0.15, or 26.2%, compared to the nine months ended September 30, 2009.

The Company’s financial condition and liquidity as of September 30, 2010 were significantly impacted by Home Bank’s acquisition of certain assets and liabilities of Statewide Bank (“Statewide”), a full-service community bank headquartered in Covington, Louisiana, from the Federal Deposit Insurance Corporation (“FDIC”) on March 12, 2010. As a result of the acquisition, Home Bank now operates six former Statewide branches in the Northshore (of Lake Pontchartrain) region of Louisiana. The Company acquired assets of $188.0 million, which included loans of $110.4 million, investment securities of $24.8 million, and cash of $11.6 million. In addition, the Company recorded an FDIC loss sharing receivable, representing the portion of estimated losses covered by loss sharing agreements between Home Bank and the FDIC, of $34.4 million. The loss sharing agreements between Home Bank and the FDIC afford Home Bank significant protection against future losses in the acquired loan portfolio. The Company also recorded a core deposit intangible asset of $1.4 million and goodwill of $560,000 as part of the acquisition. In the Statewide acquisition, the Company assumed liabilities of $223.9 million, which included $206.9 million in deposits and $16.8 million in FHLB advances.

Key components of the Company’s performance in the third quarter of 2010 are summarized below.

•

Assets totaled $698.5 million at September 30, 2010, up $173.8 million, or 33.1%, from December 31, 2009. The increase was the result of the acquisition of the assets of Statewide, which were recorded at their fair value of $188.0 million as of the date of acquisition.

•

Loans totaled $446.2 million at September 30, 2010, an increase of $109.6 million, or 32.6%, from December 31, 2009. The increase in loans was driven by $110.4 million in loans acquired from Statewide as of the date of acquisition.

•

Customer deposits totaled $546.7 million at September 30, 2010, an increase of $175.1 million, or 47.1%, from December 31, 2009. The increase in deposits was driven by the $206.9 million in deposits assumed in the Statewide acquisition. Approximately $46.2 million of higher-cost, out-of-state brokered deposits assumed from Statewide were re-priced by the Company. Consistent with management’s expectations, the vast majority of out-of-state depositors elected to withdraw their deposits between the date of acquisition and September 30, 2010.

•

Interest income increased $1.2 million, or 15.4%, in the third quarter of 2010 compared to the third quarter of 2009. For the nine months ended September 30, 2010, interest income increased $2.2 million, or 9.6%, compared to the nine months ended September 30, 2009. The increases in the three- and nine-month periods were the result of an increase in average loans primarily driven by the Statewide acquisition, which more than offset a decrease in the average yield earned on investment securities.

•

Interest expense decreased $15,000, or 1.0%, for the third quarter of 2010 compared to the third quarter of 2009. For the nine months ended September 30, 2010, interest expense decreased $384,000, or 7.9%, compared to the nine months ended September 30, 2009. The decreases in the three- and nine-month periods were primarily due to decreases in the average rate paid on interest-bearing liabilities as the result of reduced market rates and changes in the composition of our interest-bearing liabilities, which more than offset significant increases in the average balances of our deposits.

•

The provision for loan losses totaled $168,000 for the third quarter of 2010, a decrease of $119,000, or 41.6%, compared to the third quarter of 2009. For the nine months ended September 30, 2010, the provision for loan losses increased $8,000, or 1.1%, from the nine months ended September 30, 2009. As of September 30, 2010, the allowance for loan losses as a percentage of Noncovered Loans was 1.11%, compared to 1.00% at December 31, 2009. Net charge-offs of Noncovered Loans for the first nine months of 2010 were $145,000, compared to $43,000 for the same period of 2009.

•

Noninterest income for the third quarter of 2010 decreased $337,000, or 35.4%, compared to the third quarter of 2009. For the nine months ended September 30, 2010, noninterest income increased $31,000, or 1.1%, compared to the nine months ended September 30, 2009. Increases in service fees and charges, bank card fees, and income from bank-owned life insurance were offset by other-than-temporary (“OTTI”) impairment charges of $870,000 and $1.0 million for the three and nine months ended September 30, 2010, respectively.

•

Noninterest expense for the third quarter of 2010 increased $1.7 million, or 36.1%, compared to the third quarter of 2009. For the nine months ended September 30, 2010, noninterest expense increased $4.7 million, or 35.4%, compared to the nine months ended September 30, 2009. The primary reasons for the increase in noninterest expense during the third quarter of 2010 was higher compensation and benefits, occupancy and data processing and communications expenses related the Statewide acquisition, the addition of our Baton Rouge headquarters, and acquisition-related costs. The Company began 2010 with 11 full-service banking offices. The acquisition of six Statewide Bank locations and the opening of our Baton Rouge headquarters has increased the total number of full-service banking offices to 18. The Company also opened a loan production office in Covington, Louisiana in August 2010.

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – Loans totaled $446.2 million at September 30, 2010, an increase of $109.6 million, or 32.6%, from December 31, 2009. The increase includes loans acquired from Statewide, which totaled $91.3 million at September 30, 2010. Under the loss sharing agreements between the Bank and the FDIC, the FDIC will cover 80% of Covered Asset losses up to $41.0 million and 95% of losses that exceed that amount. Accordingly, the Company presents loans subject to the loss sharing agreements as “Covered Loans” in the information below and loans that are not subject to the loss sharing agreements as “Noncovered Loans.” Noncovered Loans totaled $354.9 million at September 30, 2010, an increase of $18.2 million, or 5.4%, from December 31, 2009. Noncovered Loan growth in 2010 was concentrated in the commercial real estate and construction and land portfolios in the Acadiana and Baton Rouge markets.

The Company’s market areas, which are located in southern Louisiana, have been affected by the Deepwater Horizon oil spill in the Gulf of Mexico and the recently lifted deep-water drilling moratorium. The Company’s direct exposure to borrowers with significant operations linked to deep-water drilling in the Gulf amounted to $5.6 million in outstanding loan balances as of September 30, 2010, or 1.2% of total loans at such date. The Company has remained in contact with each of the impacted borrowers. All such loans are performing in accordance with their terms and, based on our discussions with the borrowers and internal reviews, the Company does not believe it will suffer losses on these loans.

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

	September 30, 2010
(dollars in thousands)	Covered Loans	Noncovered Loans	Total Loans	December 31, 2009	Total Loans Increase/(Decrease)
Real estate loans:
One- to four-family first mortgage	$20,734	$112,000	$132,734	$120,044	$12,690	10.6%
Home equity loans and lines	7,082	25,149	32,231	24,678	7,553	30.6
Commercial real estate	36,767	109,637	146,404	97,513	48,891	50.1
Construction and land	15,299	47,212	62,511	35,364	27,147	76.8
Multi-family residential	1,233	4,210	5,443	4,089	1,354	33.1

Total real estate loans	81,115	298,208	379,323	281,688	97,635	34.7

Other loans:
Commercial	7,275	36,683	43,958	38,340	5,618	14.7
Consumer	2,957	19,992	22,949	16,619	6,330	38.1

Total other loans	10,232	56,675	66,907	54,959	11,948	21.7

Total loans	$91,347	$354,883	$446,230	$336,647	$109,583	32.6

Asset Quality – One of management’s key objectives has been, and continues to be, maintaining a high level of asset quality. In addition to maintaining credit standards for new loan originations, the Company proactively monitors loans and collection and workout processes of delinquent or problem loans. When a borrower fails to make a scheduled payment, the Company attempts to cure the deficiency by making personal contact with the borrower. Initial contacts are generally made within 10 days after the date the payment is due. In most cases, deficiencies are promptly resolved. If the delinquency continues, late charges are assessed and additional efforts are made to collect the deficiency. Loans which are designated as “special mention,” classified or which are delinquent 90 days or more are reported to the Board of Directors of the Company monthly. For loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases. It is our policy, with certain limited exceptions, to discontinue accruing interest and reverse any interest accrued on any loan which is 90 days or more past due. On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to the borrower’s ability to service the debt in accordance with the terms of the loan agreement. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt.

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

The Company reviews and classifies assets monthly. The Board of Directors is provided with monthly reports on our classified assets. Assets are classified in accordance with the management guidelines described above. As of September 30, 2010 and December 31, 2009, substandard loans, excluding Covered Loans, amounted to $2.2 million and $2.8 million, respectively. The amount of the allowance for loan losses allocated to substandard loans totaled $516,000 as of September 30, 2010 and $472,000 as of December 31, 2009. Total substandard loans, including Covered Loans, were $21.2 million at September 30, 2010. There were no assets classified as doubtful or loss at September 30, 2010 or December 31, 2009.

The loans and repossessed assets that were acquired in the Statewide acquisition are covered by loss sharing agreements between the FDIC and the Bank, which affords the Bank significant loss coverage. As a result of the loss coverage provided by the FDIC, the risk of loss on the Covered Assets is significantly different from those assets not covered under the loss share agreements. At their acquisition date, Covered Assets were recorded at their fair value, which included an estimate of credit losses. Asset quality information on Covered Assets is reported before consideration of applied loan discounts, as these discounts were recorded based on the estimated cash flow of the total loan pool and not on a specific loan basis. Because of the loss share agreements, balances disclosed below are for general comparative purposes only and do not represent the Company’s risk of loss on Covered Assets. Because these assets are covered by the loss share agreements with the FDIC, the FDIC will absorb 80% of the first $41,000,000 of losses incurred on Covered Assets and 95% of losses on Covered Assets exceeding $41,000,000.

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, excluding Covered Assets, amounted to $1.4 million, or 0.23% of total assets, at September 30, 2010, compared to $1.7 million, or 0.32% of total assets, at December 31, 2009. Total nonperforming assets, including Covered Loans, amounted to $23.9 million, or 3.42% of total assets, at September 30, 2010. The following table sets forth the composition of the Company’s nonperforming assets and troubled debt restructurings as of the dates indicated.

	September 30, 2010
(dollars in thousands)	Covered Assets	Noncovered Assets	Total	December 31, 2009
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$6,318	$241	$6,559	$864
Home equity loans and lines	662	68	730	362
Commercial real estate and multi-family	5,453	586	6,039	—
Construction and land	5,806	19	5,825	—
Other loans:
Commercial	1,512	443	1,955	38
Consumer	100	34	134	15

Total nonaccrual loans	19,851	1,391	21,242	1,279
Accruing loans 90 days or more past due	—	—	—	—

Total nonperforming loans	19,851	1,391	21,242	1,279
Foreclosed property	2,634	—	2,634	417

Total nonperforming assets	22,485	1,391	23,876	1,696
Performing troubled debt restructurings	—	729	729	556

Total nonperforming assets and troubled debt restructurings	$22,485	$2,120	$24,605	$2,252

Nonperforming loans to total loans (1)	21.73%	0.39%	4.76%	0.38%
Nonperforming loans to total assets (1)	21.12%	0.23%	3.04%	0.24%
Nonperforming assets to total assets (1)	23.92%	0.23%	3.42%	0.32%

(1)	Credit quality ratios are calculated with respect to the applicable assets and loan portfolios (i.e. Covered, Noncovered, and total).

Net loan charge-offs for the third quarter of 2010 were $48,000, compared to $37,000 for the third quarter of 2009. Net loan charge-offs for the nine months ended September 30, 2010 were $145,000, compared to $43,000 for the nine months ended September 30, 2009.

Real estate, or other collateral, which is acquired as a result of foreclosure is classified as foreclosed property until sold. Foreclosed property is recorded at fair value less estimated costs to sell. Holding costs are charged to expense. Gains and losses on the sale of real estate owned are charged to operations, as incurred.

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

With respect to Covered Loans, the Company follows the reserve standard set forth in ASC 310, Receivables. At acquisition, the Company reviews each loan to determine whether there is evidence of deterioration in credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each loan meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and interest payments in excess of cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s or pool’s cash flows expected to be collected over the fair value, is accreted into interest income over the remaining life of the loan or pool (accretable yield). The Company records a discount on these loans at acquisition to record them at their realizable cash flow. As a result, acquired loans subject to ASC 310, Receivables, are excluded from the calculation of loan loss reserves at the acquisition date.

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

The following table presents the activity in the allowance for loan losses during the first nine months of 2010.

(dollars in thousands)	Amount

Balance, December 31, 2009	$3,352
Provision charged to operations	717
Loans charged off	(193)
Recoveries on charged off loans	48

Balance, September 30, 2010	$3,924

Excluding Covered Loans, the allowance for loan losses amounted to 1.11% of total loans and 282.2% of total nonperforming loans at September 30, 2010, compared to 1.00% and 262.2%, respectively, at December 31, 2009. The allowance for loan losses, including Covered Loans, amounted to 0.88% of total loans and 18.5% of total nonperforming loans at September 30, 2010.

Investment Securities

The Company’s investment securities portfolio totaled $132.4 million at September 30, 2010, an increase of $12.5 million, or 10.5%, from December 31, 2009. The primary reason for the net increase in investment securities was the result of $24.8 million of U.S. agency mortgage-backed securities acquired from Statewide. At September 30, 2010, the Company had a net unrealized gain on its available for sale investment securities portfolio of $1.1 million, compared to a net unrealized loss of $133,000 at December 31, 2009.

The following table summarizes activity in the Company’s investment securities portfolio during the first nine months of 2010.

(dollars in thousands)	Available for Sale	Held to Maturity

Balance, December 31, 2009	$106,752	$13,099
Purchases	25,011	15,000
Sales	(13,939)	—
Principal payments and calls	(32,181)	(7,304)
Acquired from Statewide, at fair value	24,841	—
Accretion of discounts and amortization of premiums, net	929	(2)
Other-than-temporary impairment	(1,011)	—
Increase in market value	1,205	—

Balance, September 30, 2010	$111,607	$20,793

Due to increasing delinquencies and defaults in the mortgage loans underlying certain non-agency mortgage-backed securities we own, the Company recorded OTTI charges of $870,000 and $1.0 million during the three and nine months ended September 30, 2010, respectively. Based on management’s review of the remaining investment portfolio, no other declines in the market value of the Company’s investment securities are deemed to be other-than-temporary at September 30, 2010.

The amortized cost of the Company’s non-agency mortgage-backed securities portfolio has decreased $8.4 million, or 21.1%, during the first nine months of 2010 primarily due to paydowns. The following table summarizes the Company’s non-agency mortgage-backed securities portfolio as of September 30, 2010 (dollars in thousands).

Collateral	Tranche	S&P Rating	Amortized Cost	Unrealized Gain (Loss)

Prime	Super senior	AAA	$7,918	$530
Prime	Senior	AAA (1)	15,610	(423)
Prime	Senior	Below investment grade	2,636	(394)
Prime	Senior support	Below investment grade	1,486	(578)
Alt-A	Super Senior	Below investment grade	1,557	(241)
Alt-A	Senior	AAA	619	28
Alt-A	Senior	Below investment grade (2)	1,516	(61)

Total non-agency mortgage-backed securities			$31,342	$(1,139)

(1)	Includes one security with an amortized cost of $1.6 million and an unrealized loss of $10,000 not rated by S&P. This security is rated “Aaa” by Moody’s.
(2)	This security was not rated by S&P. It was rated “Caa2” by Moody’s.

The Company holds no Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”) preferred stock, equity securities, corporate bonds, trust preferred securities, hedge fund investments, or collateralized debt obligations.

Funding Sources

Deposits – Deposits totaled $546.7 million at September 30, 2010, an increase of $175.1 million, or 47.1%, compared to December 31, 2009. The acquisition of Statewide added $206.9 million in deposits during the first quarter of 2010, including approximately $46.2 million of higher-cost, out-of-state brokered deposits which the Company elected to re-price. Consistent with management’s expectations, the vast majority of out-of-state depositors elected to withdraw their deposits.

The Company has experienced strong core deposit (i.e., checking, savings, and money market) growth during 2010. Core deposits totaled $308.7 million at September 30, 2010, an increase of $91.6 million, or 42.2%, compared to December 31, 2009. Excluding core deposits acquired from Statewide, core deposits increased $45.0 million, or 20.7%, during the first nine months of 2010. The following table sets forth the composition of the Company’s deposits at the dates indicated.

	September 30,	December 31,	Increase (Decrease)
(dollars in thousands)	2010	2009	Amount	Percent

Demand deposit	$96,734	$66,956	$29,778	44.5%
Savings	27,765	21,009	6,756	32.2
Money market	119,932	80,810	39,122	48.4
NOW	64,313	48,384	15,929	32.9
Certificates of deposit	237,914	154,434	83,480	54.1

Total deposits	$546,658	$371,593	$175,065	47.1

Federal Home Loan Bank Advances – The Company did not have short-term FHLB advances outstanding at September 30, 2010 or December 31, 2009. The average rates paid on short-term FHLB advances were 0.19% and 0.18% for the three and nine months ended September 30, 2010, respectively, compared to 0.43% and 1.01% for the three and nine months ended September 30, 2009, respectively.

Long-term FHLB advances totaled $16.0 million at September 30, 2010, a decrease of $774,000, or 4.6%, compared to December 31, 2009. The average rates paid on long-term FHLB advances were 3.37% and 3.40% for the three and nine months ended September 30, 2010, respectively, compared to 3.59% and 3.61% for the three and nine months ended September 30, 2009, respectively.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding that allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. Shareholders’ equity decreased $670,000, or 0.5%, from $132.7 million at December 31, 2009 to $132.1 million at September 30, 2010. Shareholders’ equity decreased primarily because share repurchases have exceeded net income through the first nine months of 2010.

At September 30, 2010, the Bank had regulatory capital that was well in excess of regulatory requirements. The following table details the Bank’s actual levels and current regulatory capital requirements as of September 30, 2010.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 risk-based capital	$103,723	22.33%	$17,741	4.00%	$26,611	6.00%
Total risk-based capital	102,467	23.10	35,482	8.00	44,352	10.00
Tier 1 leverage capital	103,723	15.27	27,174	4.00	33,968	5.00
Tangible capital	103,723	15.27	10,190	1.50	N/A	N/A

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity Management

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring adequate cash flow exists to meet the Company’s needs, including operating, strategic and capital. The Company develops its liquidity management strategies as part of its overall asset/liability management process. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity. At September 30, 2010, cash and cash equivalents totaled $23.8 million. At such date, investment securities available for sale totaled $111.6 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At September 30, 2010, certificates of deposit maturing within the next 12 months totaled $164.7 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended September 30, 2010, the average balance of our outstanding FHLB advances was $22.6 million. At September 30, 2010, the Company had $16.0 million in outstanding FHLB advances and had $280.0 million in additional FHLB advances available.

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

Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rate as of September 30, 2010.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	8.3%
+100	4.4
-100	(2.1)

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2010 and December 31, 2009.

	Contract Amount
	September 30,	December 31,
(dollars in thousands)	2010	2009

Letters of credit	$1,167	$730
Lines of credit	34,019	28,161
Undisbursed portion of loans in process	27,909	29,598
Commitments to originate loans	36,269	15,468

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

RESULTS OF OPERATIONS

The Company reported net income for the third quarter of 2010 of $911,000, a decrease of $586,000, or 39.2%, compared to the third quarter of 2009. For the nine months ended September 30, 2010, the Company reported net income of $3.2 million, a decrease of $1.4 million, or 30.8%, from the nine months ended September 30, 2009. Diluted earnings per share for the third quarter of 2010 were $0.12, a decrease of $0.07, or 36.8%, compared to the third quarter of 2009. Diluted earnings per share for the nine months ended 2010 were $0.42, a decrease of $0.15, or 26.2%, compared to the nine months ended 2009.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s net interest spread was 4.46% and 4.21% for the three months ended September 30, 2010 and September 30, 2009, respectively, and 4.47% and 4.14% for the nine months ended September 30, 2010 and September 30, 2009, respectively. The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.75% and 4.83% for the three months ended September 30, 2010 and 2009, respectively, and 4.80% and 4.83% for the nine months ended September 30, 2010 and 2009, respectively. The decreases in net interest margin were primarily due to lower average yields on interest-earning assets as a result of the current low rate environment.

Net interest income totaled $7.3 million for the three months ended September 30, 2010, an increase of $1.2 million, or 19.6%, compared to the three months ended September 30, 2009. For the nine months ended September 30, 2010, net interest income totaled $20.6 million, an increase of $2.6 million, or 14.3%, compared to the nine months ended September 30, 2009.

Interest income increased $1.2 million, or 15.4%, in the third quarter of 2010 compared to the third quarter of 2009. For the nine months ended September 30, 2010, interest income increased $2.2 million, or 9.6%, compared to the nine months ended September 30, 2009. The increases were primarily due to a higher average volume of loans receivable in the three and nine months ended September 30, 2010 as the result of the Statewide Bank acquisition, which more than offset decreases in the average yield on investment securities and other interest-earning assets.

Interest expense decreased $15,000, or 1.0%, in the third quarter of 2010 compared to the third quarter of 2009. For the nine months ended September 30, 2010, interest expense decreased $384,000, or 7.9%, compared to the nine months ended September 30, 2009. The decreases were primarily due to decreases in the average rate paid on interest-bearing liabilities as the result of reduced market rates and an increase in the average volume of lower cost interest-bearing liabilities.

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

	Three Months Ended September 30,
	2010			2009
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate(1)
Interest-earning assets:
Loans receivable(1)	$456,262	$7,550	6.58%	$343,618	$5,616	6.50%
Investment securities	133,074	1,227	3.69	118,990	1,722	5.79
Other interest-earning assets	18,813	32	0.67	36,861	298	3.21

Total earning assets	608,149	8,809	5.76	499,469	7,636	6.09

Noninterest-earning assets	95,663			29,993

Total assets	$703,812			$529,462

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$204,939	$371	0.72%	$146,643	$273	0.74%
Certificates of deposit	243,240	1,032	1.68	161,017	1,099	2.71

Total interest-bearing deposits	448,179	1,403	1.24	307,660	1,372	1.77
FHLB advances	22,570	140	2.48	20,809	186	3.59

Total interest-bearing liabilities	470,749	1,543	1.30	328,469	1,558	1.88

Noninterest-bearing liabilities	99,929			69,350

Total liabilities	570,678			397,819
Shareholders’ equity	133,134			131,643

Total liabilities and shareholders’ equity	$703,812			$529,462

Net interest-earning assets	$137,400			$171,000

Net interest spread		$7,266	4.46%		$6,078	4.21%

Net interest margin			4.75%			4.83%

	Nine Months Ended September 30,
	2010			2009
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate(1)
Interest-earning assets:
Loans receivable(1)	$424,194	$21,100	6.65%	$342,340	$16,735	6.53%
Investment securities	131,190	3,913	3.98	121,906	5,212	5.70
Other interest-earning assets	18,091	94	0.69	35,649	960	3.60

Total earning assets	573,475	25,107	5.85	499,895	22,907	6.12

Noninterest-earning assets	82,042			29,782

Total assets	$655,517			$529,677

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$183,807	$992	0.72%	$140,827	$771	0.73%
Certificates of deposit	226,907	3,030	1.79	160,363	3,449	2.88

Total interest-bearing deposits	410,714	4,022	1.31	301,190	4,220	1.87
FHLB advances	22,681	453	2.66	27,224	639	3.13

Total interest-bearing liabilities	433,395	4,475	1.38	328,414	4,859	1.98

Noninterest-bearing liabilities	89,834			71,034

Total liabilities	523,229			399,448
Shareholders’ equity	132,288			130,229

Total liabilities and shareholders’ equity	$655,517			$529,677

Net interest-earning assets	$140,080			$171,481

Net interest spread		$20,632	4.47%		$18,048	4.14%

Net interest margin			4.80%			4.83%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.

Provision for Loan Losses – For the quarter ended September 30, 2010, the Company recorded a provision for loan losses of $168,000, compared to a provision of $287,000 for the same period in 2009. For the nine months ended September 30, 2010, the Company recorded a provision of $717,000, compared to a provision of $709,000 for the same period in 2009.

Noninterest Income – The Company’s noninterest income was $613,000 for the three months ended September 30, 2010, $337,000, or 35.4%, lower than the $950,000 in noninterest income earned for the same period in 2009. Noninterest income was $2.9 million for the nine months ended September 30, 2010, $31,000, or 1.1%, higher than the $2.9 million in noninterest income earned for the same period of 2009. Noninterest income was favorably impacted by higher levels of service fees and charges and bank card fees as the result of the Statewide acquisition. Additionally, income from bank-owned life insurance increased as the result of additional policies purchased in the fourth quarter of 2009. Noninterest income for 2010 was negatively impacted by OTTI charges, which amounted to $870,000 and $1.0 million during the quarter and nine months ended September 30, 2010, respectively.

Noninterest Expense – The Company’s noninterest expense was $6.4 million for the three months ended September 30, 2010, $1.7 million, or 36.1%, higher than the $4.7 million in noninterest expense for the same period in 2009. Noninterest expense was $18.0 million for the nine months ended September 30, 2010, $4.7 million, or 35.4%, higher than the $13.3 million in noninterest expense for the same period of 2009. The primary reasons for the increases in noninterest expense were higher compensation and benefits, occupancy and data processing and communications expenses related to the Statewide Bank acquisition, the addition of our Baton Rouge headquarters location and acquisition-related costs. The Company began 2010 with 11 full-service banking offices. The acquisition of six Statewide Bank locations and the opening of our Baton Rouge headquarters have increased our total number of full-service banking offices to 18. Additionally, other expenses increased due to the amortization of the core deposit intangible resulting from the Statewide Bank acquisition, which amounted to $64,000 and $143,000 during the quarter and nine months ended September 30, 2010, respectively.

Income Taxes – For the quarters ended September 30, 2010 and September 30, 2009, the Company incurred income tax expense of $447,000 and $574,000, respectively. The Company’s effective tax rate amounted to 32.9% and 27.7% during the third quarters of 2010 and 2009, respectively. For the nine months ended September 30, 2010 and September 30, 2009, the Company incurred income tax expense of $1.6 million and $2.3 million, respectively. The Company’s effective tax rate amounted to 33.3% and 32.8% during the nine months ended September 30, 2010 and September 30, 2009, respectively. The difference between the effective tax rate and the statutory tax rate primarily relates to variances in items that are non-taxable or non-deductible (i.e., state tax, tax-exempt income, tax credits, etc.).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2009, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/ Liability Management and Market Risk”. Additional information at September 30, 2010 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on Covered Assets. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. Additionally, management may decide to forgo loss sharing coverage on certain assets to allow greater flexibility over the management of certain assets. As of September 30, 2010, $93.1 million, or 13.3%, of the Company’s assets were covered by the FDIC loss sharing agreements.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)

July 1 - July 31, 2010	15,429	$13.25	15,429	408,598
August 1 - August 31, 2010	70,400	13.07	70,400	338,198
September 1 - September 30, 2010	83,000	13.22	83,000	255,198

Total	168,829	$13.16	168,829	255,198

(1)

On July 26, 2010, the Company’s Board of Directors approved a share repurchase program. Under the plan, the Company can repurchase up to 424,027 shares, or 5% of its common stock outstanding, through open market or privately negotiated transactions.

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

HOME BANCORP, INC.

November 9, 2010	By:	/s/ John W. Bordelon
John W. Bordelon
President and Chief Executive Officer

November 9, 2010	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer

November 9, 2010	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank First Vice President and Controller