Form 10-Q
period 2011-03-31
HOME BANCORP, INC.
filed 2011-05-09
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2011

or

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

At May 6, 2011, the registrant had 8,083,896 shares of common stock, $0.01 par value, outstanding.

HOME BANCORP, INC. and SUBSIDIARY

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) March 31, 2011	(Audited) December 31, 2010
Assets
Cash and cash equivalents	$22,466,923	$36,970,638
Interest-bearing deposits in banks	8,857,000	7,867,000
Investment securities available for sale, at fair value	133,933,288	111,962,331
Investment securities held to maturity (fair values of $7,910,670 and $15,400,468, respectively)	7,764,023	15,220,474
Mortgage loans held for sale	560,991	2,436,986
Loans covered by loss sharing agreements	75,996,118	80,446,859
Noncovered loans, net of unearned income	366,003,288	359,464,400

Total loans, net of unearned income	441,999,406	439,911,259
Allowance for loan losses	(4,019,285)	(3,919,745)

Total loans, net of unearned income and allowance for loan losses	437,980,121	435,991,514

Office properties and equipment, net	23,216,809	23,371,915
Cash surrender value of bank-owned life insurance	16,338,064	16,192,645
FDIC loss sharing receivable	31,030,272	32,012,783
Accrued interest receivable and other assets	18,327,587	18,396,806

Total Assets	$700,475,078	$700,423,092

Liabilities
Deposits:
Noninterest-bearing	$102,334,567	$100,578,700
Interest-bearing	441,284,689	452,639,153

Total deposits	543,619,256	553,217,853
Short-term Federal Home Loan Bank (FHLB) advances	8,000,000	—
Long-term Federal Home Loan Bank (FHLB) advances	13,000,000	13,000,000
Accrued interest payable and other liabilities	3,281,323	2,675,297

Total Liabilities	567,900,579	568,893,150

Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,926,875 shares issued; 8,087,159 and 8,131,002 shares outstanding, respectively	89,270	89,270
Additional paid-in capital	89,183,147	88,818,862
Treasury stock at cost - 839,716 and 795,873 shares, respectively	(11,028,575)	(10,425,725)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(6,248,800)	(6,338,070)
Recognition and Retention Plan (RRP)	(3,427,762)	(3,432,486)
Retained earnings	62,920,252	62,125,568
Accumulated other comprehensive income	1,086,967	692,523

Total Shareholders’ Equity	132,574,499	131,529,942

Total Liabilities and Shareholders’ Equity	$700,475,078	$700,423,092

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Interest Income
Loans, including fees	$7,160,653	$5,907,230
Investment securities	960,821	1,323,218
Other investments and deposits	36,721	27,323

Total interest income	8,158,195	7,257,771

Interest Expense
Deposits	1,177,048	1,236,197
Short-term FHLB advances	912	7,711
Long-term FHLB advances	99,728	149,948

Total interest expense	1,277,688	1,393,856

Net interest income	6,880,507	5,863,915
Provision for loan losses	102,276	350,032

Net interest income after provision for loan losses	6,778,231	5,513,883

Noninterest Income
Service fees and charges	474,824	467,389
Bank card fees	398,094	283,057
Gain on sale of loans, net	104,393	78,393
Income from bank-owned life insurance	145,419	149,246
Loss on sale of securities, net	(166,082)	—
Discount accretion of FDIC loss sharing receivable	238,669	—
Other income	48,036	19,535

Total noninterest income	1,243,353	997,620

Noninterest Expense
Compensation and benefits	3,998,408	3,012,137
Occupancy	565,261	387,983
Marketing and advertising	161,050	201,737
Data processing and communication	541,507	379,382
Professional services	419,732	468,062
Forms, printing and supplies	113,980	130,160
Franchise and shares tax	180,500	201,071
Regulatory fees	229,739	110,904
Other expenses	518,398	355,047

Total noninterest expense	6,728,575	5,246,483

Income before income tax expense	1,293,009	1,265,020
Income tax expense	498,325	419,605

Net Income	$794,684	$845,415

Earnings per share:
Basic	$0.11	$0.11
Diluted	$0.11	$0.11

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2009(1)	$89,270	$88,072,884	$(1,848,862)	$(6,695,150)	$(4,218,320)	$57,437,444	$(87,962)	$132,749,304

Comprehensive income:
Net income						845,415		845,415
Change in unrealized loss on securities available for sale, net of taxes							(38,328)	(38,328)

Total comprehensive income								807,087

Treasury stock acquired at cost, 92,275 shares			(1,131,969)					(1,131,969)
ESOP shares released for allocation		23,482		89,270				112,752
Share-based compensation cost		328,187						328,187

Balance, March 31, 2010	$89,270	$88,424,553	$(2,980,831)	$(6,605,880)	$(4,218,320)	$58,282,859	$(126,290)	$132,865,361

Balance, December 31, 2010(1)	$89,270	$88,818,862	$(10,425,725)	$(6,338,070)	$(3,432,486)	$62,125,568	$692,523	$131,529,942
Comprehensive income:
Net income						794,684		794,684
Change in unrealized gain on securities available for sale, net of taxes							284,830	284,830
Reclassification adjustment for realized losses on securities sold, net of taxes							109,614	109,614

Total comprehensive income								1,189,128

Treasury stock acquired at cost, 43,843 shares			(602,850)					(602,850)
RRP shares released for allocation		(4,434)			4,724			290
ESOP shares released for allocation		36,077		89,270				125,347
Share-based compensation cost		332,642						332,642

Balance, March 31, 2011	$89,270	$89,183,147	$(11,028,575)	$(6,248,800)	$(3,427,762)	$62,920,252	$1,086,967	$132,574,499

(1)	Balances as of December 31, 2009 and December 31, 2010 are audited.

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities, net of effects of acquisition:
Net income	$794,684	$845,415
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	102,276	350,032
Depreciation	307,415	233,074
Amortization of purchase accounting valuations and intangibles	(1,193,170)	—
Net amortization of mortgage servicing asset	7,365	7,000
Federal Home Loan Bank stock dividends	(1,200)	(1,685)
Net amortization of premium (discount) on investments	(204,622)	(36,800)
Loss on sale of investment securities, net	166,082	—
Gain on loans sold, net	(104,393)	(78,393)
Proceeds, including principal payments, from loans held for sale	9,827,555	13,292,896
Originations of loans held for sale	(6,615,532)	(14,906,853)
Non-cash compensation	457,989	440,939
Deferred income tax benefit	(1,087,115)	(290,404)
(Increase) decrease in interest receivable and other assets	1,958,338	(1,006,217)
Increase in cash surrender value of bank-owned life insurance	(145,419)	(447,544)
Decrease in accrued interest payable and other liabilities	609,049	989,061

Net cash provided by (used in) operating activities	4,879,302	(609,479)

Cash flows from investing activities, net of effects of acquisition:
Purchases of securities available for sale	(32,601,078)	—
Purchases of securities held to maturity	(3,000,000)	(5,000,000)
Proceeds from maturities, prepayments and calls on securities available for sale	7,810,943	7,741,680
Proceeds from maturities, prepayments and calls on securities held to maturity	10,455,897	3,469,553
Proceeds from sales on securities available for sale	3,455,913	—
Net decrease in loans	(1,903,653)	(3,262,540)
Increase in certificates of deposit in other institutions	(990,000)	(2,123,000)
Proceeds from sale of real estate owned	324,001	20,990
Purchases of office properties and equipment	(152,309)	(1,423,655)
Net cash acquired in FDIC-assisted acquisition	—	46,892,158
Purchases of Federal Home Loan Bank stock	(478,100)	—
Proceeds from redemption of Federal Home Loan Bank stock	—	460,000

Net cash provided by (used in) investing activities	(17,078,386)	46,775,186

Cash flows from financing activities, net of effects of acquisition:
Decrease in deposits	(9,701,781)	(38,583,217)
Proceeds from Federal Home Loan Bank advances	153,901,000	7,500,000
Payments on Federal Home Loan Bank advances	(145,901,000)	(21,818,972)
Purchase of treasury stock	(602,850)	(1,131,969)

Net cash used in financing activities	(2,304,631)	(54,034,158)

Net change in cash and cash equivalents	(14,503,715)	(7,868,451)
Cash and cash equivalents at beginning of year	36,970,638	25,709,597

Cash and cash equivalents at end of period	$22,466,923	$17,841,146

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2010.

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

2. Accounting Developments

In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. ASU 2011-01 temporarily delays the effective date of the disclosures surrounding troubled debt restructurings in ASU 2010-20 for public companies. The effective date of the new disclosures is effective for interim and annual periods ending after June 15, 2011. The adoption of ASU 2011-01 will not have a material impact on the Company’s results of operations or financial position.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 provides clarification on guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The effective date for ASU 2011-02 is for the first interim or annual period beginning on or after June 15, 2011. The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s results of operations, financial position, disclosures or level of troubled debt restructurings.

3. Acquisition Activity

On March 30, 2011, the Company entered into a definitive agreement to merge with GS Financial Corp. (Nasdaq: “GSLA”), the holding company of the 74-year-old Guaranty Savings Bank. The holding companies for each bank will also merge. Under the terms of the agreement, shareholders of GS Financial will receive $21.00 per share in cash upon completion of the merger. The merger, which is expected to be completed in the third quarter of 2011, is subject to GS Financial Corp. shareholder approval, regulatory approval and other customary conditions. Upon completion of the merger, the combined company will have total assets of approximately $950 million, $625 million in loans and $750 million in deposits. The Company incurred $191,000 in pre-tax merger-related expenses during the first quarter of 2011.

4. Investment Securities

Summary information regarding investment securities classified as available for sale and held to maturity as of March 31, 2011 and December 31, 2010 is as follows.

(dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
March 31, 2011
Available for sale:
U.S. agency mortgage-backed	$96,744	$1,785	$101	$—	$98,428
Non-U.S. agency mortgage-backed	16,529	119	12	249	16,387
U.S. government agency	19,013	106	1	—	19,118

Total available for sale	$132,286	$2,010	$114	$249	$133,933

Held to maturity:
U.S. agency mortgage-backed	$3,401	$64	$—	$—	$3,465
Municipal bonds	1,363	80	—	—	1,443
U.S. government agency	3,000	3	—	—	3,003

Total held to maturity	$7,764	$147	$—	$—	$7,911

(1)	Net of other-than-temporary impairment charges.

(dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
December 31, 2010
Available for sale:
U.S. agency mortgage-backed	$83,514	$1,858	$37	$—	$85,335
Non-U.S. agency mortgage-backed	21,305	160	107	907	20,451
U.S. government agency	6,094	82	—	—	6,176

Total available for sale	$110,913	$2,100	$144	$907	$111,962

Held to maturity:
U.S. agency mortgage-backed	$3,857	$86	$—	$—	$3,943
Municipal bonds	1,363	78	—	—	1,441
U.S. government agency	10,000	16	—	—	10,016

Total held to maturity	$15,220	$180	$—	$—	$15,400

(1)	Net of other-than-temporary impairment charges.

The amortized cost and estimated fair value by maturity of the Company’s investment securities as of March 31, 2011 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security, in particular mortgage-backed securities, certain U.S. government agency securities and municipal bonds, may differ from its contractual maturity because of the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$—	$2,696	$17,637	$78,095	$98,428
Non-U.S. agency mortgage-backed	—	—	409	15,978	16,387
U.S. government agency	—	8,004	5,000	6,114	19,118

Total available for sale	$—	$10,700	$23,046	$100,187	$133,933

Securities held to maturity:
U.S. agency mortgage-backed	$—	$2,171	$1,294	$—	$3,465
Municipal bonds	190	997	256	—	1,443
U.S. government agency	—	—	3,003	—	3,003

Total held to maturity	190	3,168	4,553	—	7,911

Total investment securities	$190	$13,868	$27,599	$100,187	$141,844

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$—	$2,614	$17,650	$76,480	$96,744
Non-U.S. agency mortgage-backed	—	—	390	16,139	16,529
U.S. government agency	—	8,000	5,000	6,013	19,013

Total available for sale	$—	$10,614	$23,040	$98,632	$132,286

Securities held to maturity:
U.S. agency mortgage-backed	$—	$2,139	$1,262	$—	$3,401
Municipal bonds	190	938	235	—	1,363
U.S. government agency	—	—	3,000	—	3,000

Total held to maturity	190	3,077	4,497	—	7,764

Total investment securities	$190	$13,691	$27,537	$98,632	$140,050

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

During the three months ended March 31, 2011, the Company recorded gross gains of $238,000 and gross losses of $404,000 related to the sale of investment securities. The Company did not sell investment securities during the three months ended March 31, 2010.

5. Earnings Per Share

Earnings per common share were computed based on the following:

	Three Months Ended March 31,
(in thousands, except per share data)	2011	2010

Numerator:
Income available common shareholders	$795	$845

Denominator:
Weighted average common shares outstanding	7,177	7,707
Effect of dilutive securities:
Restricted stock	92	82
Stock options	8	—

Weighted average common shares outstanding – assuming dilution	7,277	7,789

Earnings per common share	$0.11	$0.11
Earnings per common share – assuming dilution	$0.11	$0.11

Options on 11,000 and 821,080 shares of common stock were not included in computing diluted earnings per shares for the three months ended March 31, 2011 and March 31, 2010, respectively, because the effect of these shares was anti-dilutive.

6. Credit Quality and Allowance for Loan Losses

On March 12, 2010, the Bank acquired certain assets and liabilities of the former Statewide Bank in a Federal Deposit Insurance Corporation (“FDIC”) assisted transaction. In connection with the transaction, Home Bank entered into loss sharing agreements with the FDIC which cover the acquired loan portfolio (“Covered Loans”) and repossessed assets (collectively referred to as “Covered Assets”). Under the terms of the loss sharing agreements, the FDIC will absorb 80% of the first $41,000,000 of losses incurred on Covered Assets and 95% of losses on Covered Assets exceeding $41,000,000.

The allowance for loan losses and recorded investment in loans as of the dates indicated are as follows.

	As of March 31, 2011
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
One- to four-family first mortgage	$602	$20	$—	$622
Home equity loans and lines	296	—	—	296
Commercial real estate	1,303	12	—	1,315
Construction and land	557	88	—	645
Multi-family residential	47	—	—	47
Other commercial	549	269	—	818
Other consumer	271	5	—	276

Total allowance for loan losses	$3,625	$394	$—	$4,019

	As of March 31, 2011
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Total
Loans:
One- to four-family first mortgage	$103,424	$800	$16,452	$120,676
Home equity loans and lines	24,705	91	5,973	30,769
Commercial real estate	116,292	972	36,657	153,921
Construction and land	43,309	950	8,354	52,613
Multi-family residential	4,634	—	1,216	5,850
Other commercial	48,163	277	5,477	53,917
Other consumer	22,381	5	1,867	24,253

Total loans	$362,908	$3,095	$75,996	$441,999

	As of December 31, 2010
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
One- to four-family first mortgage	$621	$20	$—	$641
Home equity loans and lines	296	—	—	296
Commercial real estate	1,258	—	—	1,258
Construction and land	578	88	—	666
Multi-family residential	46	—	—	46
Other commercial	465	281	—	746
Other consumer	262	5	—	267

Total allowance for loan losses	$3,526	$394	$—	$3,920

Loans:
One- to four-family first mortgage	$104,941	$216	$17,457	$122,614
Home equity loans and lines	24,898	—	6,017	30,915
Commercial real estate	115,024	922	34,878	150,824
Construction and land	44,970	207	12,361	57,538
Multi-family residential	4,493	—	1,225	5,718
Other commercial	41,907	340	6,163	48,410
Other consumer	21,541	5	2,346	23,892

Total loans	$357,774	$1,690	$80,447	$439,911

A summary of the activity in the allowance for loan losses during the three months ended March 31, 2011 is as follows.

	For the Three Months Ended March 31, 2011
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Allowance for loan losses:
One- to four-family first mortgage	$641	$—	$—	$(19)	$622
Home equity loans and lines	296	—	—	—	296
Commercial real estate	1,258	—	2	55	1,315
Construction and land	666	—	—	(22)	644
Multi-family residential	46	—	—	2	48
Other commercial	746	—	2	70	818
Other consumer	267	(9)	2	16	276

Total allowance for loan losses	$3,920	$(9)	$6	$102	$4,019

Credit quality indicators on the Company’s Noncovered Loan portfolio as of the dates indicated are as follows.

	March 31, 2011
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family first mortgage	$101,639	$1,312	$1,273	$—	$104,224
Home equity loans and lines	24,549	15	232	—	24,796
Commercial real estate	111,556	4,459	1,249	—	117,264
Construction and land	42,680	617	962	—	44,259
Multi-family residential	4,634	—	—	—	4,634
Other commercial	45,407	2,751	282	—	48,440
Other consumer	22,267	60	59	—	22,386

Total loans	$352,732	$9,214	$4,057	$—	$366,003

	December 31, 2010
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family first mortgage	$102,872	$1,543	$742	$—	$105,157
Home equity loans and lines	24,815	46	37	—	24,898
Commercial real estate	111,739	3,286	921	—	115,946
Construction and land	43,399	1,559	219	—	45,177
Multi-family residential	4,493	—	—	—	4,493
Other commercial	38,467	3,400	380	—	42,247
Other consumer	21,470	40	36	—	21,546

Total loans	$347,255	$9,874	$2,335	$—	$359,464

The above classifications follow regulatory guidelines and can generally be described as follows: pass loans are of satisfactory quality, special mention loans have a potential weakness or risk that may result in the deterioration of future repayment, substandard loans are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged (these loans have a well defined weakness and there is a distinct possibility that the Company will sustain some loss); doubtful loans, based on existing circumstances, have weaknesses that make collection or liquidation in full highly questionable and improbable. In addition, residential loans are classified using an inter-agency regulatory methodology that incorporates the extent of the delinquency and the loan-to-value ratios. These classifications were the most current available as of the dates indicated and were generally updated within the quarter. Covered loans are excluded from the schedule of credit quality indicators due to reduced loss exposure resulting from the FDIC loss sharing agreements.

Age analysis of past due Noncovered Loans as of the dates indicated is as follows.

	March 31, 2011
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$1,997	$—	$270	$2,267	$101,957	$104,224
Home equity loans and lines	54	—	126	180	24,616	24,796
Commercial real estate	359	—	407	766	116,498	117,264
Construction and land	158	—	12	170	44,089	44,259
Multi-family residential	—	—	—	—	4,634	4,634

Total real estate loans	2,568	—	815	3,383	291,794	295,177

Other loans:
Commercial	105	9	244	358	48,082	48,440
Consumer	52	69	31	152	22,234	22,386

Total other loans	157	78	275	510	70,316	70,826

Total loans	$2,725	$78	$1,090	$3,893	$362,110	$366,003

	December 31, 2010
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$3,413	$234	$277	$3,924	$101,233	$105,157
Home equity loans and lines	196	22	—	218	24,680	24,898
Commercial real estate	443	—	408	851	115,095	115,946
Construction and land	94	207	12	313	44,864	45,177
Multi-family residential	—	—	—	—	4,493	4,493

Total real estate loans	4,146	463	697	5,306	290,365	295,671

Other loans:
Commercial	334	289	351	974	41,273	42,247
Consumer	192	71	8	271	21,275	21,546

Total other loans	526	360	359	1,245	62,548	63,793

Total loans	$4,672	$823	$1,056	$6,551	$352,913	$359,464

As of March 31, 2011 and December 31, 2010, the Company did not have any Noncovered loans greater than 90 days past due and accruing.

The following is a summary of information pertaining to impaired Noncovered Loans as of the dates indicated.

	For the Three Months Ended March 31, 2011
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$761	$761	$—	$323	$—
Home equity loans and lines	91	91	—	23	—
Commercial real estate	785	785	—	909	2
Construction and land	764	764	—	191	1
Multi-family residential	—	—	—	—	—
Other commercial	8	8	—	37	1
Other consumer	—	—	—	—	—

Total	$2,409	$2,409	$—	$1,483	$4

With an allowance recorded:
One- to four-family first mortgage	$39	$39	$20	$39	$12
Home equity loans and lines	—	—	—	—	1
Commercial real estate	187	187	12	24	9
Construction and land	186	186	88	191	14
Multi-family residential	—	—	—	—	—
Other commercial	269	269	269	284	—
Other consumer	5	5	5	5	—

Total	$686	$686	$394	$543	$36

Total impaired loans:
One- to four-family first mortgage	$800	$800	$20	$362	$12
Home equity loans and lines	91	91	—	23	1
Commercial real estate	972	972	12	933	11
Construction and land	950	950	88	382	15
Multi-family residential	—	—	—	—	—
Other commercial	277	277	269	321	1
Other consumer	5	5	5	5	—

Total	$3,095	$3,095	$394	$2,026	$40

	As of December 31, 2010
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
One- to four-family first mortgage	$176	$176	$—
Home equity loans and lines	—	—	—
Commercial real estate	922	922	—
Construction and land	—	—	—
Multi-family residential	—	—	—
Other commercial	52	52	—
Other consumer	—	—	—

Total	$1,150	$1,150	$—

With an allowance recorded:
One- to four-family first mortgage	$39	$39	$20
Home equity loans and lines	—	—	—
Commercial real estate	—	—	—
Construction and land	207	207	88
Multi-family residential	—	—	—
Other commercial	289	289	281
Other consumer	5	5	5

Total	$540	$540	$394

	As of December 31, 2010
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Total impaired loans:
One- to four-family first mortgage	$216	$216	$20
Home equity loans and lines	—	—	—
Commercial real estate	922	922	—
Construction and land	207	207	88
Multi-family residential	—	—	—
Other commercial	340	340	281
Other consumer	5	5	5

Total	$1,690	$1,690	$394

A summary of information pertaining to nonaccrual Noncovered Loans as of dates indicated is as follows.

(dollars in thousands)	March 31, 2011	December 31, 2010
Nonaccrual loans:
One- to four-family first mortgage	$270	$277
Home equity loans and lines	126	—
Commercial real estate	407	408
Construction and land	12	12
Other commercial	244	351
Other consumer	31	8

Total	$1,090	$1,056

7. Fair Value Disclosures

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

•

Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of March 31, 2011, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets and liabilities measured on a recurring basis as of March 31, 2011 and December 31, 2010.

		Fair Value Measurements Using
(dollars in thousands)	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. agency mortgage-backed	$98,428	$—	$98,428	$—
Non-U.S. agency mortgage-backed	16,387	—	16,387	—
U.S. government agency	19,119	—	19,119	—

Total	$133,934	$—	$133,934	$—

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. agency mortgage-backed	$85,335	$—	$85,335	$—
Non-U.S. agency mortgage-backed	20,451	—	17,216	3,235
U.S. government agency	6,176	—	6,176	—

Total	$111,962	$—	$108,727	$3,235

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

The following table reconciles assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(dollars in thousands)	Non-U.S. agency mortgage-backed securities

Balance at beginning of year	$3,235
Total gains or losses (realized/unrealized)
Included in earnings	25
Included in other comprehensive income	41
Principal payments	(203)
Sales	(3,098)
Transfers in and/or out of Level 3	—

Balance as of March 31, 2011	$—

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of March 31, 2011	$—

Nonrecurring Basis

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

		Fair Value Measurements Using
(dollars in thousands)	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Loans, covered by loss sharing agreements	$75,996	$—	$—	$75,996
Impaired loans	2,701	—	2,701	—
Repossessed assets	5,326	—	5,326	—
FDIC loss sharing receivable	31,030	—	—	31,030

Total	$115,053	$—	$8,027	$107,026

Liabilities
Deposits acquired through business combination	$47,888	$—	$—	$47,888

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Loans, covered by loss sharing agreements	$80,447	$—	$—	$80,447
Impaired loans	1,296	—	1,296	—
Repossessed assets	5,683	—	5,683	—
FDIC loss sharing receivable	32,013	—	—	32,013

Total	$119,439	$—	$6,979	$112,460

Liabilities
Deposits acquired through business combination	$67,466	$—	$—	$67,466

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

Certain assets and liabilities measured on a nonrecurring basis using significant unobservable inputs (Level 3) were acquired as part of the Statewide Bank acquisition. These assets and liabilities were recorded at their fair value upon acquisition in accordance with generally accepted accounting principles.

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

The carrying amount of FHLB advances is estimated using the rates currently offered for advances of similar maturities.

The fair value of off-balance sheet financial instruments as of March 31, 2011 was immaterial.

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and cash equivalents	$22,467	$22,467	$36,970	$36,970
Interest-bearing deposits in banks	8,857	8,857	7,867	7,867
Investment securities available for sale	133,933	133,933	111,962	111,962
Investment securities held to maturity	7,764	7,911	15,220	15,400
Mortgage loans held for sale	561	561	2,437	2,437
Loans, net	437,980	454,746	435,992	449,061
Cash surrender value of bank-owned life insurance	16,338	16,338	16,193	16,193

Financial Liabilities
Deposits	$543,619	$545,032	$553,218	$555,250
Short-term FHLB advances	8,000	8,000	—	—
Long-term FHLB advances	13,000	13,265	13,000	13,305

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. and its subsidiary, Home Bank, from December 31, 2010 to March 31, 2011 and on its results of operations for the three months ended March 31, 2011 and March 31, 2010. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

Forward-Looking Statements

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company or Bank, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of words such as “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions, or by future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly”. The Company’s or the Bank’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2010. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

EXECUTIVE OVERVIEW

During the first quarter of 2011, the Company earned $795,000, a decrease of $51,000, or 6.0%, compared to the first quarter of 2010. Diluted earnings per share were $0.11 for the first quarters of 2011 and 2010.

On March 30, 2011, the Company entered into a definitive agreement with GS Financial Corp. (Nasdaq: “GSLA”), the holding company of the 74-year-old Guaranty Savings Bank, for Guaranty Savings Bank to merge into Home Bank. The holding companies for each bank will also merge. Under the terms of the agreement, shareholders of GS Financial will receive $21.00 per share in cash upon completion of the merger. The merger, which is expected to be completed in the third quarter of 2011, is subject to GS Financial Corp. shareholder approval, regulatory approval and other customary conditions. The Company anticipates that the transaction will be over 10% accretive to earnings once savings are fully phased in by 2012. The dilution to the Company’s tangible book value is expected to be minimal. Upon completion of the merger, the combined company will have total assets of approximately $950 million, $625 million in loans and $750 million in deposits.

On March 12, 2010, the Bank acquired certain assets and liabilities of the former Statewide Bank (“Statewide”) in a Federal Deposit Insurance Corporation (“FDIC”) assisted transaction. In connection with the transaction, Home Bank entered into loss sharing agreements with the FDIC which cover the acquired loan portfolio (“Covered Loans”) and repossessed assets (collectively referred to as “Covered Assets”). Under the terms of the loss sharing agreements, the FDIC will absorb 80% of the first $41,000,000 of losses incurred on Covered Assets and 95% of losses on Covered Assets exceeding $41,000,000.

Key components of the Company’s performance in the first quarter of 2011 are summarized below.

•	Assets totaled $700.5 million as of March 31, 2011, up $52,000, or 0.01%, from December 31, 2010.

•

The Company sold a sizable portion of the Company’s non-agency mortgage-backed securities portfolio during the first quarter of 2011, which included the below-investment grade securities held by the Company. The remaining portfolio of non-agency mortgage-backed securities held by the Company is rated investment grade by either Standard & Poor’s or Moody’s. Investment securities totaled $141.7 million as of March 31, 2011, an increase of $14.5 million, or 11.4%, from December 31, 2010. The increase was attributable to purchases of U.S. agency mortgage-backed securities and U.S. agency securities, which more than offset sales.

•

Loans totaled $442.0 million as of March 31, 2011, an increase of $2.1 million, or 0.5%, from December 31, 2010. Noncovered Loans totaled $366.0 million as of March 31, 2011, an increase of $6.5 million, or 1.8%, from December 31, 2010. Growth in the Noncovered Loan portfolio was primarily in commercial other and commercial real estate loans. Covered Loans totaled $76.0 million as of March 31, 2011, a decrease of $4.5 million, or 5.5%, from December 31, 2010.

•

Core deposits (i.e., checking, savings, and money market) increased for the 7th consecutive quarter, increasing $12.0 million, or 3.6%, from December 31, 2010 totaling $343.0 million as of March 31, 2011. Customer deposits totaled $543.6 million as of March 31, 2011, a decrease of $9.6 million, or 1.7%, from December 31, 2010.

•

Interest income increased $900,000, or 12.4%, in the first quarter of 2011 compared to the first quarter of 2010. The increase was the result of an increase in average loans primarily driven by the Statewide acquisition, which more than offset a decrease in the average yield earned on interest-earning assets.

•

Interest expense decreased $116,000, or 8.3%, for the first quarter of 2011 compared to the first quarter of 2010. The decrease was primarily due to a decrease in the average rate paid on interest-bearing liabilities as the result of reduced market rates and changes in the composition of our interest-bearing liabilities, which more than offset increases in the average balances of our deposits.

•

The provision for loan losses totaled $102,000 for the first quarter of 2011, a decrease of $248,000, or 70.8%, compared to the first quarter of 2010. As of March 31, 2011, the allowance for loan losses as a percentage of loans not covered under the FDIC loss sharing agreements (“Noncovered Loans”) was 1.10%, compared to 1.09% as of December 31, 2010. Net charge-offs for the first three months of 2011 were $3,000, compared to $21,000 for the same period of 2010.

•

Noninterest income for the first quarter of 2011 increased $246,000, or 24.6%, compared to the first quarter of 2010. The increase resulted primarily from higher levels of bank card fees and the discount accretion of the FDIC loss sharing receivable associated with the Statewide acquisition.

•

Noninterest expense for the first quarter of 2011 increased $1.5 million, or 28.2%, compared to the first quarter of 2010. The increase was primarily due to higher compensation and benefits, occupancy and data processing and communications expenses related to the Statewide acquisition and the addition of our Baton Rouge headquarters location in mid-March 2010. Additionally, regulatory fees increased as a result of an increase in base insurance premium assessments on deposits by the FDIC.

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – Loans totaled $442.0 million as of March 31, 2011, an increase of $2.1 million, or 0.5%, from December 31, 2010. The Company distinguishes its loan portfolio into two major classes: 1) loans subject to the FDIC loss sharing agreements, which are referred to as “Covered Loans”, and 2) loans that are not subject to the FDIC loss sharing agreements, which are referred to as “Noncovered Loans.” Noncovered Loans totaled $366.0 million as of March 31, 2011, an increase of $6.5 million, or 1.8%, from December 31, 2010. Noncovered Loan growth was concentrated in the commercial other and commercial real estate portfolios.

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

(dollars in thousands)	March 31, 2011	December 31, 2010	Total Loans Increase/(Decrease)
Noncovered real estate loans:
One- to four-family first mortgage	$104,224	$105,157	$(933)	(0.9)%
Home equity loans and lines	24,796	24,898	(102)	(0.4)
Commercial real estate	117,264	115,946	1,318	1.1
Construction and land	44,259	45,177	(918)	(2.0)
Multi-family residential	4,634	4,493	141	3.1

Total noncovered real estate loans	295,177	295,671	(494)	(0.2)

Noncovered other loans:
Commercial	48,440	42,247	6,193	14.7
Consumer	22,386	21,546	840	3.9

Total noncovered other loans	70,826	63,793	7,033	11.0

Total noncovered loans	366,003	359,464	6,539	1.8
Covered loans	75,996	80,447	(4,451)	(5.5)

Total loans	$441,999	$439,911	$2,088	0.5

(dollars in thousands)	March 31, 2011	December 31, 2010
Covered real estate loans:
One- to four-family first mortgage	$16,452	$17,457
Home equity loans and lines	5,973	6,017
Commercial real estate	36,657	34,878
Construction and land	8,354	12,361
Multi-family residential	1,216	1,225

Total covered real estate loans	68,652	71,938

Covered other loans:
Commercial	5,477	6,163
Consumer	1,867	2,346

Total covered other loans	7,344	8,509

Total covered loans	$75,996	$80,447

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

An impaired loan generally is one for which it is probable, based on current information, that the Bank will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, multi-family residential, construction and land, and commercial other loans are individually evaluated for impairment.

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

The Company reviews and classifies assets monthly. The Board of Directors is provided with monthly reports on our classified assets. Assets are classified in accordance with the management guidelines described above. As of March 31, 2011 and December 31, 2010, substandard loans, excluding Covered Loans, amounted to $4.1 million and $2.3 million, respectively. The amount of the allowance for loan losses allocated to substandard loans totaled $394,000 as of March 31, 2011 and December 31, 2010. There were no assets classified as doubtful or loss at March 31, 2011 or December 31, 2010.

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

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, excluding Covered Assets, amounted to $1.2 million, or 0.19% of total assets, as of March 31, 2011, compared to $1.1 million, or 0.19% of total assets, as of December 31, 2010. The following table sets forth the composition of the Company’s nonperforming assets and troubled debt restructurings as of the dates indicated.

	March 31, 2011			December 31, 2010
(dollars in thousands)	Covered Assets	Noncovered Assets	Total	Covered Assets	Noncovered Assets	Total
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$4,997	$270	$5,267	$5,458	$277	$5,735
Home equity loans and lines	497	126	623	271	—	271
Commercial real estate and multi-family	2,741	407	3,148	2,879	408	3,287
Construction and land	4,264	12	4,276	4,221	12	4,233
Other loans:
Commercial	2,835	244	3,079	3,008	351	3,359
Consumer	145	31	176	151	8	159

Total nonaccrual loans	15,479	1,090	16,569	15,988	1,056	17,044
Accruing loans 90 days or more past due	—	—	—	—	—	—

Total nonperforming loans	15,479	1,090	16,569	15,988	1,056	17,044
Foreclosed property	5,281	92	5,373	5,661	92	5,753

Total nonperforming assets	20,760	1,182	21,942	21,649	1,148	22,797
Performing troubled debt restructurings	—	1,067	1,067	—	721	721

Total nonperforming assets and troubled debt restructurings	$20,760	$2,249	$23,009	$21,649	$1,869	$23,518

Nonperforming loans to total loans (1)		0.30%			0.29%
Nonperforming loans to total assets (1)		0.18%			0.17%
Nonperforming assets to total assets (1)		0.19%			0.19%

(1)	Asset quality information excludes assets covered under FDIC loss sharing agreements.

Net loan charge-offs for the first quarter of 2011 were $3,000, compared to $21,000 for the first quarter of 2010.

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

The following table presents the activity in the allowance for loan losses during the first three months of 2011.

(dollars in thousands)	Amount

Balance, December 31, 2010	$3,920
Provision charged to operations	102
Loans charged off	(9)
Recoveries on charged off loans	6

Balance, March 31, 2011	$4,019

Excluding Covered Loans, the allowance for loan losses amounted to 1.10% of total loans and 368.8% of total nonperforming loans as of March 31, 2011, compared to 1.09% and 371.2%, respectively, as of December 31, 2010.

Investment Securities

The Company’s investment securities portfolio totaled $141.7 million as of March 31, 2011, an increase of $14.5 million, or 11.4%, from December 31, 2010. As of March 31, 2011, the Company had a net unrealized gain on its available for sale investment securities portfolio of $1.6 million compared to $1.0 million as of December 31, 2010.

Due to more favorable market pricing, the Company sold a sizeable portion of its non-agency mortgage-backed securities portfolio during the first three months of 2011. The sale of these securities, which included the below-investment-grade securities held by the Company, resulted in a $166,000 pre-tax net loss. The remaining portfolio of non-agency mortgage-backed securities, which had an amortized cost of $16.5 million as of March 31, 2011, is rated investment grade by either Standard & Poor’s or Moody’s.

The following table summarizes activity in the Company’s investment securities portfolio during the first three months of 2011.

(dollars in thousands)	Available for Sale	Held to Maturity

Balance, December 31, 2010	$111,962	$15,220
Purchases	32,601	3,000
Sales	(3,622)	—
Principal payments and calls	(7,811)	(10,455)
Accretion of discounts and amortization of premiums, net	205	(1)
Increase in market value	598	—

Balance, March 31, 2011	$133,933	$7,764

The Company holds no Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”) preferred stock, equity securities, corporate bonds, trust preferred securities, hedge fund investments, or collateralized debt obligations.

Funding Sources

Deposits – Deposits totaled $543.6 million as of March 31, 2011, a decrease of $9.6 million, or 1.7%, compared to December 31, 2010. The Company experienced its 7th consecutive quarter of core deposit (i.e., checking, savings, and money market) growth during the quarter ended March 31, 2011. Core deposits totaled $343.4 million as of March 31, 2011, an increase of $12.0 million, or 3.6%, compared to December 31, 2010. The following table sets forth the composition of the Company’s deposits at the dates indicated.

	March 31,	December 31,	Increase (Decrease)
(dollars in thousands)	2011	2010	Amount	Percent

Demand deposit	$102,335	$100,579	$1,756	1.7%
Savings	31,264	29,258	2,006	6.9
Money market	143,088	133,245	9,843	7.4
NOW	66,757	68,398	(1,641)	(2.4)
Certificates of deposit	200,175	221,738	(21,563)	(9.7)

Total deposits	$543,619	$553,218	$(9,599)	(1.7)%

Federal Home Loan Bank Advances – Short-term FHLB advances totaled $8.0 million as of March 31, 2011. The Company did not have short-term FHLB advances outstanding as of December 31, 2010. The average rates paid on short-term FHLB advances were 0.16% for the three ended March 31, 2011, compared to 0.21% for the three months ended March 31, 2010.

Long-term FHLB advances totaled $13.0 million as of March 31, 2011 and December 31, 2010. The average rates paid on long-term FHLB advances were 3.08% for the three months ended March 31, 2011, compared to 3.55% for the three months ended March 31, 2010.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding that allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. Shareholders’ equity increased $1.0 million, or 0.8%, from $131.5 million as of December 31, 2010 to $132.6 million as of March 31, 2011.

As of March 31, 2011, the Bank had regulatory capital that was well in excess of regulatory requirements. The following table details the Bank’s actual levels and current regulatory capital requirements as of March 31, 2011.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 risk-based capital	$106,684	24.05%	$17,745	4.00%	$26,618	6.00%
Total risk-based capital	110,309	24.86	35,491	8.00	44,364	10.00
Tier 1 leverage capital	106,684	15.59	27,366	4.00	34,208	5.00
Tangible capital	106,684	15.59	10,262	1.50	N/A	N/A

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity Management

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring adequate cash flow exists to meet the Company’s needs, including operating, strategic and capital. The Company develops its liquidity management strategies as part of its overall asset/liability management process. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity. As of March 31, 2011, cash and cash equivalents totaled $22.5 million. At such date, investment securities available for sale totaled $133.9 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. As of March 31, 2011, certificates of deposit maturing within the next 12 months totaled $146.3 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended March 31, 2011, the average balance of our outstanding FHLB advances was $15.3 million. As of March 31, 2011, the Company had $21.0 million in outstanding FHLB advances and had $243.9 million in additional FHLB advances available.

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

Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rate as of March 31, 2011.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	8.1%
+200	5.7
+100	3.1

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of March 31, 2011 and December 31, 2010.

	Contract Amount
(dollars in thousands)	March 31, 2011	December 31, 2010

Letters of credit	$1,445	$1,190
Lines of credit	39,373	39,225
Undisbursed portion of loans in process	34,461	37,170
Commitments to originate loans	38,197	47,906

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

RESULTS OF OPERATIONS

The Company reported net income for the first quarter of 2011 of $795,000, a decrease of $51,000, or 6.0%, compared to the first quarter of 2010. Diluted earnings per share were $0.11 for the first quarters of 2011 and 2010.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s net interest spread was 4.42% and 4.21% for the three months ended March 31, 2011 and 2010, respectively. The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.67% and 4.69% for the three months ended March 31, 2011 and 2010, respectively. The decreases in net interest margin were primarily due to lower average yields on interest-earning assets as a result of the current low rate environment.

Net interest income totaled $6.9 million for the three months ended March 31, 2011, an increase of $1.0 million, or 17.3%, compared to the three months ended March 31, 2010.

Interest income increased $900,000, or 12.4%, in the first quarter of 2011 compared to the first quarter of 2010. The increases were primarily due to a higher average volume of loans receivable in the three months ended March 31, 2011 as the result of the Statewide Bank acquisition, which more than offset decreases in the average yield on interest-earning assets.

Interest expense decreased $116,000, or 8.3%, in the first quarter of 2011 compared to the first quarter of 2010. The decrease was primarily due to decreases in the average rate paid on interest-bearing liabilities as the result of reduced market rates and an increase in the average volume of lower cost interest-bearing liabilities.

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

	Three Months Ended March 31,
	2011			2010
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)
Interest-earning assets:
Loans receivable(1)	$439,490	$7,161	6.59%	$360,963	$5,908	6.61%
Investment securities	130,607	961	2.94	123,183	1,323	4.30
Other interest-earning assets	24,423	37	0.61	20,049	27	0.55

Total earning assets	594,520	8,159	5.55	504,195	7,258	5.81

Noninterest-earning assets	98,235			55,218

Total assets	$692,755			$559,413

Interest-bearing liabilities:
Deposits:

Savings, checking and money market	$233,440	$303	0.53%	$153,003	$272	0.72%
Certificates of deposit	209,734	875	1.69	181,861	964	2.15

Total interest-bearing deposits	443,174	1,178	1.08	334,864	1,236	1.50
FHLB advances	15,280	101	2.64	17,897	158	3.53

Total interest-bearing liabilities	458,454	1,279	1.13	352,761	1,394	1.60

Noninterest-bearing liabilities	102,307			77,034

Total liabilities	560,761			429,795
Shareholders’ equity	131,994			129,618

Total liabilities and shareholders’ equity	$692,755			$559,413

Net interest-earning assets	$136,066			$151,434

Net interest spread		$6,880	4.42%		$5,864	4.21%

Net interest margin			4.67%			4.69%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.

Provision for Loan Losses – For the quarter ended March 31, 2011, the Company recorded a provision for loan losses of $102,000, compared to a provision of $350,000 for the same period in 2010. As of March 31, 2011, the Company’s ratio of allowance for loan losses to total Noncovered Loans was 1.10%, compared to 1.09% as of December 31, 2010.

Noninterest Income – The Company’s noninterest income was $1.2 million for the three months ended March 31, 2011, $246,000, or 24.6%, higher than the $998,000 earned for the same period in 2010. The increase resulted primarily from higher levels of bank card fees and the discount accretion of the FDIC loss sharing receivable associated with the acquisition of Statewide Bank, which occurred late in the first quarter of 2010.

Noninterest Expense – The Company’s noninterest expense was $6.7 million for the three months ended March 31, 2011, $1.5 million, or 28.2%, higher than the $5.2 million in noninterest expense for the same period in 2010. The increase was primarily due to higher compensation and benefits, occupancy and data processing and communications expenses related to the Statewide Bank acquisition and the addition of our Baton Rouge headquarters location in mid-March 2010. Additionally, regulatory fees increased as a result of an increase in base insurance premium assessments on deposits by the FDIC.

Income Taxes – For the quarters ended March 31, 2011 and March 31, 2010, the Company incurred income tax expense of $498,000 and $420,000, respectively. The Company’s effective tax rate amounted to 38.5% and 33.2% during the first quarters of 2011 and 2010, respectively. The effective tax rate during the first quarter of 2011 was higher than the statutory rate due to non-deductible merger-related expenses of $191,000. Other differences between the effective tax rate and the statutory tax rate primarily relates to variances in items that are non-taxable or non-deductible (i.e., state tax, tax-exempt income, tax credits, etc.).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2010, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/ Liability Management and Market Risk”. Additional information at March 31, 2011 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for December 31, 2010 filed with the Securities and Exchange Committee.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds.

The Company’s purchases of its common stock made during the quarter consisted of stock repurchases under the Company’s approved plan and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
January 1 - January 31, 2011	39,300	$13.72	39,300	35,198
February 1 - February 28, 2011	143	14.23	143	35,055
March 1 - March 31, 2011	4,400	14.03	4,400	30,655

Total	43,843	$13.75	43,843	30,655

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

HOME BANCORP, INC.

May 9, 2011	By:	/s/ John W. Bordelon
John W. Bordelon
President and Chief Executive Officer

May 9, 2011	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer

May 9, 2011	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank First Vice President and Controller