Form 10-Q
period 2011-06-30
HOME BANCORP, INC.
filed 2011-08-09
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2011

or

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

At July 29, 2011, the registrant had 7,981,704 shares of common stock, $0.01 par value, outstanding.

HOME BANCORP, INC. and SUBSIDIARY

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) June 30, 2011	(Audited) December 31, 2010
Assets
Cash and cash equivalents	$21,588,068	$36,970,638
Interest-bearing deposits in banks	8,273,000	7,867,000
Investment securities available for sale, at fair value	140,969,334	111,962,331
Investment securities held to maturity (fair values of $7,385,580 and $15,400,468, respectively)	7,253,356	15,220,474
Mortgage loans held for sale	2,773,616	2,436,986
Loans covered by loss sharing agreements	68,421,716	80,446,859
Noncovered loans, net of unearned income	381,119,264	359,464,400

Total loans, net of unearned income	449,540,980	439,911,259
Allowance for loan losses	(4,057,044)	(3,919,745)

Total loans, net of unearned income and allowance for loan losses	445,483,936	435,991,514

Office properties and equipment, net	23,015,352	23,371,915
Cash surrender value of bank-owned life insurance	16,485,001	16,192,645
FDIC loss sharing receivable	30,709,836	32,012,783
Accrued interest receivable and other assets	20,848,648	18,396,806

Total Assets	$717,400,147	$700,423,092

Liabilities
Deposits:
Noninterest-bearing	$102,662,633	$100,578,700
Interest-bearing	424,740,062	452,639,153

Total deposits	527,402,695	553,217,853
Short-term Federal Home Loan Bank advances	30,500,000	—
Long-term Federal Home Loan Bank advances	22,000,000	13,000,000
Accrued interest payable and other liabilities	3,740,456	2,675,297

Total Liabilities	583,643,151	568,893,150

Shareholders’ Equity
Preferred stock, $0.01 par value – 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value – 40,000,000 shares authorized; 8,931,075 and 8,926,875 shares issued; 8,035,404 and 8,131,002 shares outstanding, respectively	89,312	89,270
Additional paid-in capital	88,922,459	88,818,862
Treasury stock at cost – 895,671 and 795,873 shares, respectively	(11,849,932)	(10,425,725)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(6,159,530)	(6,338,070)
Recognition and Retention Plan (RRP)	(2,653,971)	(3,432,486)
Retained earnings	64,187,699	62,125,568
Accumulated other comprehensive income	1,220,959	692,523

Total Shareholders’ Equity	133,756,996	131,529,942

Total Liabilities and Shareholders’ Equity	$717,400,147	$700,423,092

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Interest Income
Loans, including fees	$7,265,525	$7,643,662	$14,426,178	$13,550,892
Investment securities	817,359	1,363,141	1,778,180	2,686,360
Other investments and deposits	34,542	34,730	71,263	62,053

Total interest income	8,117,426	9,041,533	16,275,621	16,299,305

Interest Expense
Deposits	1,035,004	1,382,667	2,212,053	2,618,864
Short-term FHLB advances	7,143	4,545	8,055	4,588
Long-term FHLB advances	107,944	151,846	207,671	309,462

Total interest expense	1,150,091	1,539,058	2,427,779	2,932,914

Net interest income	6,967,335	7,502,475	13,847,842	13,366,391
Provision for loan losses	264,673	199,750	366,949	549,782

Net interest income after provision for loan losses	6,702,662	7,302,725	13,480,893	12,816,609

Noninterest Income
Service fees and charges	545,599	526,885	1,020,423	994,273
Bank card fees	444,093	385,971	842,188	669,029
Gain on sale of loans, net	121,293	101,902	225,687	180,295
Income from bank-owned life insurance	146,937	162,420	292,356	311,666
Other-than-temporary impairment of securities	—	(140,517)	—	(140,517)
Gain (loss) on sale of securities, net	—	39,131	(166,082)	39,131
Discount accretion of FDIC loss sharing receivable	231,263	251,588	469,932	251,588
Settlement of litigation	525,000	—	525,000	—
Other income	89,275	67,939	137,311	87,471

Total noninterest income	2,103,460	1,395,319	3,346,815	2,392,936

Noninterest Expense
Compensation and benefits	3,915,112	3,871,378	7,913,520	6,883,516
Occupancy	559,165	648,080	1,124,426	1,036,063
Marketing and advertising	215,145	202,201	376,195	403,937
Data processing and communication	572,000	633,398	1,113,507	1,012,779
Professional services	427,520	228,892	847,252	696,951
Forms, printing and supplies	147,093	122,575	261,074	252,735
Franchise and shares tax	180,501	141,636	361,001	342,707
Regulatory fees	200,642	122,352	430,382	233,256
Other expenses	595,870	521,815	1,114,268	876,864

Total noninterest expense	6,813,048	6,492,327	13,541,625	11,738,808

Income before income tax expense	1,993,074	2,205,717	3,286,083	3,470,737
Income tax expense	725,627	738,923	1,223,952	1,158,528

Net Income	$1,267,447	$1,466,794	$2,062,131	$2,312,209

Earnings per share:
Basic	$0.18	$0.19	$0.29	$0.30
Diluted	$0.17	$0.19	$0.28	$0.30

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2009(1)	$89,270	$88,072,884	$(1,848,862)	$(6,695,150)	$(4,218,320)	$57,437,444	$(87,962)	$132,749,304
Comprehensive income:
Net income						2,312,209		2,312,209
Change in unrealized gain (loss) on securities available for sale, net of $325,691 in taxes							632,223	632,223
Reclassification adjustment for realized gains on securities sold, net of $13,305 in taxes							(25,826)	(25,826)

Total comprehensive income								2,918,606

Treasury stock acquired at cost, 294,444 shares			(3,885,607)					(3,885,607)
RRP shares released for allocation		(730,874)			785,834			54,960
ESOP shares released for allocation		56,067		178,540				234,607
Share-based compensation cost		665,936						665,936

Balance, June 30, 2010	$89,270	$88,064,013	$(5,734,469)	$(6,516,610)	$(3,432,486)	$59,749,653	$518,435	$132,737,806

Balance, December 31, 2010(1)	$89,270	$88,818,862	$(10,425,725)	$(6,338,070)	$(3,432,486)	$62,125,568	$692,523	$131,529,942
Comprehensive income:
Net income						2,062,131		2,062,131
Change in unrealized gain on securities available for sale, net of $215,757 in taxes							418,822	418,822
Reclassification adjustment for realized losses on securities sold, net of $56,468 in taxes							109,614	109,614

Total comprehensive income								2,590,567

Treasury stock acquired at cost, 99,798 shares			(1,424,207)					(1,424,207)
Exercise of stock options	42	48,048						48,090
RRP shares released for allocation		(702,485)			778,515			76,030
ESOP shares released for allocation		80,486		178,540				259,026
Share-based compensation cost		677,548						677,548

Balance, June 30, 2011	$89,312	$88,922,459	$(11,849,932)	$(6,159,530)	$(2,653,971)	$64,187,699	$1,220,959	$133,756,996

(1)	Balances as of December 31, 2009 and December 31, 2010 are audited.

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities, net of effects of acquisition:
Net income	$2,062,131	$2,312,209
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	366,949	549,782
Depreciation	612,622	493,975
Amortization of purchase accounting valuations and intangibles	2,918,441	2,447,249
Net amortization of mortgage servicing asset	18,020	14,000
Federal Home Loan Bank stock dividends	(2,300)	(4,685)
Net amortization of premium/discount on investments	(212,342)	(766,034)
Loss on sale of investment securities, net	166,082	101,386
Gain on loans sold, net	(225,687)	(180,295)
Proceeds, including principal payments, from loans held for sale	13,113,326	27,294,048
Originations of loans held for sale	(13,137,317)	(29,056,503)
Non-cash compensation	936,574	900,543
Goodwill from acquisition	—	552,872
Deferred income tax benefit	(989,264)	(490,413)
(Increase) decrease in interest receivable and other assets	3,405,512	(283,315)
Increase in cash surrender value of bank-owned life insurance	(292,356)	(609,964)
Decrease in accrued interest payable and other liabilities	1,088,041	6,692,066

Net cash provided by operating activities	9,828,432	9,966,921

Cash flows from investing activities, net of effects of acquisition:
Purchases of securities available for sale	(60,585,865)	(14,173,850)
Purchases of securities held to maturity	(3,000,000)	(15,000,000)
Proceeds from maturities, prepayments and calls on securities available for sale	28,638,650	13,859,967
Proceeds from maturities, prepayments and calls on securities held to maturity	10,966,171	6,880,654
Proceeds from sales on securities available for sale	3,675,141	18,366,889
Net increase in loans	(15,306,490)	(10,145,040)
Increase in certificates of deposit in other institutions	(406,000)	(3,583,000)
Proceeds from sale of real estate owned	419,997	—
Purchases of office properties and equipment	(256,059)	(7,750,374)
Net cash acquired in FDIC-assisted acquisition	—	46,892,158
Purchases of Federal Home Loan Bank stock	(1,493,300)	(871,500)
Proceeds from redemption of Federal Home Loan Bank stock	—	1,998,200

Net cash provided by (used in) investing activities	(37,347,755)	36,474,104

Cash flows from financing activities, net of effects of acquisition:
Decrease in deposits	(25,987,130)	(42,454,975)
Net increase (decrease) in Federal Home Loan Bank advances	39,500,000	(3,833,505)
Proceeds from exercise of stock options	48,090	—
Purchase of treasury stock	(1,424,207)	(3,885,607)

Net cash provided by (used in) financing activities	12,136,753	(50,174,087)

Net change in cash and cash equivalents	(15,382,570)	(3,733,062)
Cash and cash equivalents at beginning of year	36,970,638	25,709,597

Cash and cash equivalents at end of period	$21,588,068	$21,976,535

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six-month period ended June 30, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2010.

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

2. Accounting Developments

In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. ASU 2011-01 temporarily delays the effective date of the disclosures surrounding troubled debt restructurings in ASU 2010-20 for public companies. The effective date of the new disclosures is effective for interim and annual periods ending after June 15, 2011. The adoption of ASU 2011-01 did not have a material impact on the Company’s results of operations or financial position.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement. ASU 2011-04 amends the fair value measurement and disclosure requirements in order to gain consistency between the generally accepted accounting principles in the United States and the International Financial Reporting Standards. The effective date for ASU 2011-04 is for the first interim or annual period beginning on or after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income. ASU 2011-05 requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate consecutive statements. The effective date for ASU 2011-05 is for the first interim or annual period beginning on or after December 15, 2011. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s results of operations or financial position. It will present a change in disclosure as the Company currently presents comprehensive income in its consolidated statement of changes in shareholders’ equity.

3. Acquisition Activity

On July 15, 2011, the Company completed the acquisition of GS Financial Corp., the holding company of Guaranty Savings Bank of Metairie, Louisiana. On the July 15, 2011 acquisition date, Home Bancorp Acquisition Corp., a newly created wholly owned subsidiary of the Company, was merged with and into GS Financial Corp., and immediately thereafter, GS Financial Corp. was merged with and into the Company, with the Company as the surviving corporation, and Guaranty Savings Bank, the former subsidiary of GS Financial Corp., was merged with and into Home Bank, with Home Bank as the surviving institution. Shareholders of GS Financial received $21.00 per share in cash, yielding an aggregate deal value of $26.4 million. The combined company had total assets of approximately $975 million, $640 million in loans and $720 million in deposits as of July 15, 2011. The Company incurred $348,000 in pre-tax merger-related expenses during the first half of 2011. The acquisition of GS Financial Corp. is being accounted for under the purchase method of accounting.

4. Investment Securities

Summary information regarding investment securities classified as available for sale and held to maturity as of June 30, 2011 and December 31, 2010 is as follows.

			Gross Unrealized Losses
(dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Less Than 1 Year	Over 1 Year	Fair Value
June 30, 2011
Available for sale:
U.S. agency mortgage-backed	$99,585	$2,238	$54	$—	$101,769
Non-U.S. agency mortgage-backed	15,606	42	221	314	15,113
U.S. government agency	23,928	186	27	—	24,087

Total available for sale	$139,119	$2,466	$302	$314	$140,969

Held to maturity:
U.S. agency mortgage-backed	$3,080	$65	$—	$—	$3,145
Municipal bonds	1,173	60	—	—	1,233
U.S. government agency	3,000	8	—	—	3,008

Total held to maturity	$7,253	$133	$—	$—	$7,386

(1)	Net of other-than-temporary impairment charges.

			Gross Unrealized Losses
(dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Less Than 1 Year	Over 1 Year	Fair Value
December 31, 2010
Available for sale:
U.S. agency mortgage-backed	$83,514	$1,858	$37	$—	$85,335
Non-U.S. agency mortgage-backed	21,305	160	107	907	20,451
U.S. government agency	6,094	82	—	—	6,176

Total available for sale	$110,913	$2,100	$144	$907	$111,962

Held to maturity:
U.S. agency mortgage-backed	$3,857	$86	$—	$—	$3,943
Municipal bonds	1,363	78	—	—	1,441
U.S. government agency	10,000	16	—	—	10,016

Total held to maturity	$15,220	$180	$—	$—	$15,400

(1)	Net of other-than-temporary impairment charges.

The amortized cost and estimated fair value by maturity of the Company’s investment securities as of June 30, 2011 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security, in particular mortgage-backed securities, certain U.S. government agency securities and municipal bonds, may differ from its contractual maturity because of the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$—	$2,379	$15,544	$83,846	$101,769
Non-U.S. agency mortgage-backed	—	—	339	14,774	15,113
U.S. government agency	—	18,050	—	6,037	24,087

Total available for sale	$—	$20,429	$15,883	$104,657	$140,969

Securities held to maturity:
U.S. agency mortgage-backed	$—	$1,912	$1,233	$—	$3,145
Municipal bonds	204	1,029	—	—	1,233
U.S. government agency	—	—	3,008	—	3,008
Total held to maturity	204	2,941	4,241	—	7,386

Total investment securities	$204	$23,370	$20,124	$104,657	$148,355

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$—	$2,307	$15,442	$81,836	$99,585
Non-U.S. agency mortgage-backed	—	—	325	15,281	15,606
U.S. government agency	—	18,000	—	5,928	23,928

Total available for sale	$—	$20,307	$15,767	$103,045	$139,119

Securities held to maturity:
U.S. agency mortgage-backed	$—	$1,883	$1,197	$—	$3,080
Municipal bonds	200	973	—	—	1,173
U.S. government agency	—	—	3,000	—	3,000

Total held to maturity	200	2,856	4,197	—	7,253

Total investment securities	$200	$23,163	$19,964	$103,045	$146,372

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

During the six months ended June 30, 2011, the Company recorded gross gains of $238,000 and gross losses of $404,000 related to the sale of investment securities. During the six months ended June 30, 2010, the Company recorded gross gains of $68,000 and gross losses of $29,000 related to the sale of investment securities.

5. Earnings Per Share

Earnings per common share were computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Numerator:
Income available common shareholders	$1,267	$1,467	$2,062	$2,312

Denominator:
Weighted average common shares outstanding	7,191	7,620	7,184	7,664
Effect of dilutive securities:
Restricted stock	78	57	85	70
Stock options	68	1	38	—

Weighted average common shares outstanding – assuming dilution	7,337	7,678	7,307	7,734

Earnings per common share	$0.18	$0.19	$0.29	$0.30
Earnings per common share – assuming dilution	$0.17	$0.19	$0.28	$0.30

Options on 14,429 and 814,080 shares of common stock were not included in computing diluted earnings per share for the three months ended June 30, 2011 and June 30, 2010, respectively, because the effect of these shares was anti-dilutive. Options on 12,714 and 817,580 shares of common stock were not included in computing diluted earnings per share for the six months ended June 30, 2011 and June 30, 2010, respectively, because the effect of these shares was anti-dilutive.

6. Credit Quality and Allowance for Loan Losses

The allowance for loan losses and recorded investment in loans as of the dates indicated are as follows.

	As of June 30, 2011
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
One- to four-family first mortgage	$588	$20	$—	$608
Home equity loans and lines	309	—	—	309
Commercial real estate	1,419	51	—	1,470
Construction and land	571	88	—	659
Multi-family residential	47	—	—	47
Commercial and industrial	599	78	—	677
Other consumer	287	—	—	287

Total allowance for loan losses	$3,820	$237	$—	$4,057

Recorded investment in loans:
One- to four-family first mortgage	$102,580	$1,100	$14,747	$118,427
Home equity loans and lines	25,887	89	5,701	31,677
Commercial real estate	121,927	1,582	35,246	158,755
Construction and land	44,377	942	5,186	50,505
Multi-family residential	4,562	—	1,206	5,768
Commercial and industrial	54,141	78	5,098	59,317
Other consumer	23,854	—	1,238	25,092

Total loans	$377,328	$3,791	$68,422	$449,541

	As of December 31, 2010
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
One- to four-family first mortgage	$621	$20	$—	$641
Home equity loans and lines	296	—	—	296
Commercial real estate	1,258	—	—	1,258
Construction and land	578	88	—	666
Multi-family residential	46	—	—	46
Commercial and industrial	465	281	—	746
Other consumer	262	5	—	267

Total allowance for loan losses	$3,526	$394	$—	$3,920

Recorded investment in loans:
One- to four-family first mortgage	$104,941	$216	$17,457	$122,614
Home equity loans and lines	24,898	—	6,017	30,915
Commercial real estate	115,024	922	34,878	150,824
Construction and land	44,970	207	12,361	57,538
Multi-family residential	4,493	—	1,225	5,718
Commercial and industrial	41,907	340	6,163	48,410
Other consumer	21,541	5	2,346	23,892

Total loans	$357,774	$1,690	$80,447	$439,911

A summary of the activity in the allowance for loan losses, excluding loans acquired with deteriorated credit quality, during the six months ended June 30, 2011 is as follows.

	For the Six Months Ended June 30, 2011
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Allowance for loan losses:
One- to four-family first mortgage	$641	$—	$10	$(43)	$608
Home equity loans and lines	296	—	—	13	309
Commercial real estate	1,258	—	4	209	1,471
Construction and land	666	—	—	(7)	659
Multi-family residential	46	—	—	1	47
Commercial and industrial	746	(244)	13	161	676
Other consumer	267	(16)	3	33	287

Total allowance for loan losses	$3,920	$(260)	$30	$367	$4,057

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

Over the life of the Covered Loans, the Company continues to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics. The Company evaluates whether the present value of Covered Loans has decreased and if so, a provision for loan loss is recognized. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the remaining life of the applicable pool of loans. As of June 30, 2011, the Company had determined that no provision for loan loss was needed on the Covered Loan portfolio.

Credit quality indicators on the Company’s loan portfolio not covered under FDIC loss-sharing agreements (“Noncovered Loans”) as of the dates indicated are as follows.

	June 30, 2011
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family first mortgage	$101,155	$853	$1,672	$—	$103,680
Home equity loans and lines	25,676	141	159	—	25,976
Commercial real estate	116,748	5,179	1,582	—	123,509
Construction and land	42,717	1,540	1,062	—	45,319
Multi-family residential	4,562	—	—	—	4,562
Commercial and industrial	51,089	3,043	87	—	54,219
Other consumer	23,701	83	70	—	23,854

Total loans	$365,648	$10,839	$4,632	$—	$381,119

	December 31, 2010
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family first mortgage	$102,872	$1,543	$742	$—	$105,157
Home equity loans and lines	24,815	46	37	—	24,898
Commercial real estate	111,739	3,286	921	—	115,946
Construction and land	43,399	1,559	219	—	45,177
Multi-family residential	4,493	—	—	—	4,493
Commercial and industrial	38,467	3,400	380	—	42,247
Other consumer	21,470	40	36	—	21,546

Total loans	$347,255	$9,874	$2,335	$—	$359,464

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

Age analysis of past due Noncovered Loans as of the dates indicated is as follows.

	June 30, 2011
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$1,596	$240	$328	$2,164	$101,516	$103,680
Home equity loans and lines	14	27	54	95	25,881	25,976
Commercial real estate	969	—	596	1,565	121,944	123,509
Construction and land	36	—	121	157	45,162	45,319
Multi-family residential	—	—	—	—	4,562	4,562

Total real estate loans	2,615	267	1,099	3,981	299,065	303,046

Other loans:
Commercial and industrial	70	—	28	98	54,121	54,219
Consumer	193	43	—	236	23,618	23,854

Total other loans	263	43	28	334	77,739	78,073

Total loans	$2,878	$310	$1,127	$4,315	$376,804	$381,119

	December 31, 2010
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$3,413	$234	$277	$3,924	$101,233	$105,157
Home equity loans and lines	196	22	—	218	24,680	24,898
Commercial real estate	443	—	408	851	115,095	115,946
Construction and land	94	207	12	313	44,864	45,177
Multi-family residential	—	—	—	—	4,493	4,493

Total real estate loans	4,146	463	697	5,306	290,365	295,671

Other loans:
Commercial and industrial	334	289	351	974	41,273	42,247
Consumer	192	71	8	271	21,275	21,546

Total other loans	526	360	359	1,245	62,548	63,793

Total loans	$4,672	$823	$1,056	$6,551	$352,913	$359,464

As of June 30, 2011 and December 31, 2010, the Company did not have any Noncovered loans greater than 90 days past due, which were accruing interest.

The following is a summary of information pertaining to impaired Noncovered Loans as of the dates indicated.

	For the Six Months Ended June 30, 2011
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$1,061	$1,061	$—	$553	$34
Home equity loans and lines	90	90	—	52	2
Commercial real estate	1,352	1,352	—	947	21
Construction and land	760	760	—	407	14
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	24	—
Other consumer	—	—	—	—	—

Total	$3,263	$3,263	$—	$1,983	$71

With an allowance recorded:
One- to four-family first mortgage	$39	$39	$20	$39	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	229	229	51	75	2
Construction and land	182	182	88	188	5
Multi-family residential	—	—	—	—	—
Commercial and industrial	78	78	78	249	2
Other consumer	—	—	—	4	—

Total	$528	$528	$237	$555	$9

Total impaired loans:
One- to four-family first mortgage	$1,100	$1,100	$20	$592	$34
Home equity loans and lines	90	90	—	52	2
Commercial real estate	1,581	1,581	51	1,022	23
Construction and land	942	942	88	595	19
Multi-family residential	—	—	—	—	—
Commercial and industrial	78	78	78	273	2
Other consumer	—	—	—	4	—

Total	$3,791	$3,791	$237	$2,538	$80

	As of December 31, 2010
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
One- to four-family first mortgage	$176	$176	$—
Home equity loans and lines	—	—	—
Commercial real estate	922	922	—
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	52	52	—
Other consumer	—	—	—

Total	$1,150	$1,150	$—

With an allowance recorded:
One- to four-family first mortgage	$39	$39	$20
Home equity loans and lines	—	—	—
Commercial real estate	—	—	—
Construction and land	207	207	88
Multi-family residential	—	—	—
Other commercial	289	289	281
Other consumer	5	5	5

Total	$540	$540	$394

Total impaired loans:
One- to four-family first mortgage	$216	$216	$20
Home equity loans and lines	—	—	—
Commercial real estate	922	922	—
Construction and land	207	207	88
Multi-family residential	—	—	—
Commercial and industrial	340	340	281
Other consumer	5	5	5

Total	$1,690	$1,690	$394

A summary of information pertaining to modified terms of Noncovered Loans as of the date indicated is as follows.

	As of June 30, 2011
(dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructuring:
One- to four-family first mortgage	—	$—	$—
Home equity loans and lines	1	15	15
Commercial real estate	4	647	647
Construction and land	2	210	210
Multi-family residential	—	—	—
Commercial and industrial	1	24	24
Other consumer	1	26	26

Total	9	$922	$922

None of the troubled debt restructurings defaulted subsequent through the date the financial statements were available to be issued.

A summary of information pertaining to nonaccrual Noncovered Loans as of dates indicated is as follows.

(dollars in thousands)	June 30, 2011	December 31, 2010
Nonaccrual loans:
One- to four-family first mortgage	$329	$277
Home equity loans and lines	54	—
Commercial real estate	596	408
Construction and land	120	12
Commercial and industrial	28	351
Other consumer	—	8

Total	$1,127	$1,056

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of June 30, 2011, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets and liabilities measured on a recurring basis as of June 30, 2011 and December 31, 2010.

(dollars in thousands)	June 30, 2011	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale:
U.S. agency mortgage-backed	$101,769	$—	$101,769	$—
Non-U.S. agency mortgage-backed	15,113	—	15,113	—
U.S. government agency	24,087	—	24,087	—

Total	$140,969	$—	$140,969	$—

(dollars in thousands)	December 31, 2010	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale:
U.S. agency mortgage-backed	$85,335	$—	$85,335	$—
Non-U.S. agency mortgage-backed	20,451	—	17,216	3,235
U.S. government agency	6,176	—	6,176	—

Total	$111,962	$—	$108,727	$3,235

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

The following table reconciles assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(dollars in thousands)	Non-U.S. agency mortgage-backed securities
Balance at beginning of year	$3,235
Total gains or losses (realized/unrealized)
Included in earnings	25
Included in other comprehensive income	41
Principal payments	(203)
Sales	(3,098)
Transfers in and/or out of Level 3	—

Balance as of June 30, 2011	$—

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of June 30, 2011	$—

Nonrecurring Basis

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

(dollars in thousands)	June 30, 2011	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans, covered by loss sharing agreements	$68,422	$—	$—	$68,422
Impaired loans	3,554	—	3,554	—
Repossessed assets	7,270	—	7,270	—
FDIC loss sharing receivable	30,710	—	—	30,710

Total	$109,956	$—	$10,824	$99,132

Liabilities
Deposits acquired through business combination	$40,311	$—	$—	$40,311

(dollars in thousands)	December 31, 2010	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans, covered by loss sharing agreements	$80,447	$—	$—	$80,447
Impaired loans	1,296	—	1,296	—
Repossessed assets	5,683	—	5,683	—
FDIC loss sharing receivable	32,013	—	—	32,013

Total	$119,439	$—	$6,979	$112,460

Liabilities
Deposits acquired through business combination	$67,466	$—	$—	$67,466

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

The carrying amount of FHLB advances is estimated using the rates currently offered for advances of similar maturities.

The fair value of off-balance sheet financial instruments as of June 30, 2011 was immaterial.

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

	June 30, 2011		December 31, 2010
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$21,588	$21,588	$36,970	$36,970
Interest-bearing deposits in banks	8,273	8,273	7,867	7,867
Investment securities available for sale	140,969	140,969	111,962	111,962
Investment securities held to maturity	7,253	7,386	15,220	15,400
Mortgage loans held for sale	2,774	2,774	2,437	2,437
Loans, net	445,484	463,504	435,992	449,061
Cash surrender value of bank-owned life insurance	16,485	16,485	16,193	16,193

Financial Liabilities
Deposits	$527,403	$528,782	$553,218	$555,250
Short-term FHLB advances	30,500	30,500	—	—
Long-term FHLB advances	22,000	22,502	13,000	13,305

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. and its subsidiary, Home Bank, from December 31, 2010 to June 30, 2011 and on its results of operations for the three and six months ended June 30, 2011 and June 30, 2010. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

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

EXECUTIVE OVERVIEW

During the second quarter of 2011, the Company earned $1.3 million, a decrease of $199,000, or 13.6%, compared to the second quarter of 2010. Diluted earnings per share for the second quarter of 2011 were $0.17, a decrease of $0.02, or 10.5%, compared to the second quarter of 2010. During the six months ended June 30, 2011, the Company earned $2.1 million, a decrease $250,000, or 10.8%, compared to the six months ended June 30, 2010. Diluted earnings per share for the six months ended June 30, 2011 were $0.28, a decrease of $0.02, or 6.7%, compared to the six months ended June 30, 2010.

On July 15, 2011, the Company completed the acquisition of GS Financial Corp., the holding company of Guaranty Savings Bank of Metairie, Louisiana. On the closing date, Guaranty Savings Bank was merged with and into the Bank, with the Bank as the surviving institution. We expect to consolidate the data processing and operating systems at the former Guaranty Savings Bank offices with the Bank’s operating systems in September 2011. Shareholders of GS Financial received $21.00 per share in cash, yielding an aggregate deal value of $26.4 million. As of the closing date, the combined company had total assets of approximately $975 million, $640 million in loans and $720 million in deposits. The Company incurred $348,000 in pre-tax merger-related expenses during the first half of 2011. See Note 3 of the Notes to Unaudited Consolidated Financial Statements.

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

Key components of the Company’s performance in the second quarter of 2011 are summarized below.

•	Assets totaled $717.4 million as of June 30, 2011, up $17.0 million, or 2.4%, from December 31, 2010.

•

Investment securities totaled $148.2 million as of June 30, 2011, an increase of $21.0 million, or 16.5%, from December 31, 2010. The increase was attributable to purchases of U.S. agency mortgage-backed securities and U.S. agency securities, which more than offset sales and calls. The Company sold a sizable portion of the Company’s non-agency mortgage-backed securities portfolio during the first quarter of 2011, which included the below-investment grade securities held by the Company. The remaining portfolio of non-agency mortgage-backed securities held by the Company is rated investment grade by either Standard & Poor’s or Moody’s.

•

Loans totaled $449.5 million as of June 30, 2011, an increase of $9.6 million, or 2.2%, from December 31, 2010. Noncovered Loans totaled $381.1 million as of June 30, 2011, an increase of $21.7 million, or 6.0%, from December 31, 2010. Growth in the Noncovered Loan portfolio was primarily in commercial and industrial and commercial real estate loans. Covered Loans totaled $68.4 million as of June 30, 2011, a decrease of $12.0 million, or 14.9%, from December 31, 2010.

•

Core deposits (i.e., checking, savings, and money market) increased for the 8th consecutive quarter, growing $13.3 million, or 4.0%, from December 31, 2010. Core deposits totaled $344.8 million at June 30, 2011. Customer deposits, including certificates of deposit, totaled $527.4 million as of June 30, 2011, a decrease of $25.8 million, or 4.7%, from December 31, 2010.

•

Interest income decreased $924,000, or 10.2%, in the second quarter of 2011 compared to the second quarter of 2010. For the six months ended June 30, 2011, interest income decreased $24,000, or 0.1%, compared to the six months ended June 30, 2010. The decreases were driven by lower yields on average interest-earning assets.

•

Interest expense decreased $389,000, or 25.3%, for the second quarter of 2011 compared to the second quarter of 2010. For the six months ended June 30, 2011, interest expense decreased $505,000, or 17.2%, compared to the six months ended June 30, 2010. The decreases were primarily due to decreases in the average rates paid on interest-bearing liabilities as the result of reduced market rates and changes in the composition of our interest-bearing liabilities.

•

The provision for loan losses totaled $265,000 for the second quarter of 2011, an increase of $65,000, or 32.5%, compared to the second quarter of 2010. For the six months ended June 30, 2011, the provision for loan losses totaled $367,000, a decrease of $183,000, or 33.3%, compared to the six months ended June 30, 2010. Excluding Covered Loans, the allowance for loan losses amounted to 1.06% of total loans and 360.0% of total nonperforming loans as of June 30, 2011, compared to 1.09% and 371.2%, respectively, as of December 31, 2010.

•

Noninterest income for the second quarter of 2011 increased $708,000, or 50.8%, compared to the second quarter of 2010. For the six months ended June 30, 2011, noninterest income increased $954,000, or 39.9%, compared to the six months ended June 30, 2010. The increases relate primarily to a $525,000 settlement payment received by the Company during the second quarter of 2011. The settlement relates to litigation brought by the Company in 2008 against a counterparty for losses reported by the Company in 2008 relating to the Company’s former business line of providing cash to third-party ATM providers.

•

Noninterest expense for the second quarter of 2011 increased $321,000, or 4.9%, compared to the second quarter of 2010. For the six months ended June 30, 2011, noninterest expense increased $1.8 million, or 15.4%, compared to the six months ended June 30, 2010. The increases were primarily due to higher compensation and benefits, occupancy and data processing and communications expenses related to the Statewide acquisition and the addition of our Baton Rouge headquarters location in mid-March 2010. Additionally, regulatory fees increased as a result of an increase in base insurance premium assessments on deposits by the FDIC.

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – Loans totaled $449.5 million as of June 30, 2011, an increase of $9.6 million, or 2.2%, from December 31, 2010. The Company distinguishes its loan portfolio into two major classes: 1) loans subject to the FDIC loss sharing agreements, which are referred to as “Covered Loans”, and 2) loans that are not subject to the FDIC loss sharing agreements, which are referred to as “Noncovered Loans.” Noncovered Loans totaled $381.1 million as of June 30, 2011, an increase of $21.7 million, or 6.0%, from December 31, 2010. Noncovered Loan growth was concentrated in the commercial and industrial loan and commercial real estate loan portfolios.

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

(dollars in thousands)	June 30, 2011	December 31, 2010	Total Loans Increase/(Decrease)
Noncovered real estate loans:
One- to four-family first mortgage	$103,680	$105,157	$(1,477)	(1.4)%
Home equity loans and lines	25,976	24,898	1,078	4.3
Commercial real estate	123,509	115,946	7,563	6.5
Construction and land	45,319	45,177	142	0.3
Multi-family residential	4,562	4,493	69	1.5

Total noncovered real estate loans	303,046	295,671	7,375	2.5

Noncovered other loans:
Commercial and industrial	54,219	42,247	11,972	28.3
Consumer	23,854	21,546	2,308	10.7

Total noncovered other loans	78,073	63,793	14,280	22.4

Total noncovered loans	381,119	359,464	21,655	6.0
Covered loans	68,422	80,447	(12,025)	(14.9)

Total loans	$449,541	$439,911	$9,630	2.2

(dollars in thousands)	June 30, 2011	December 31, 2010
Covered real estate loans:
One- to four-family first mortgage	$14,747	$17,457
Home equity loans and lines	5,701	6,017
Commercial real estate	35,246	34,878
Construction and land	5,186	12,361
Multi-family residential	1,206	1,225

Total covered real estate loans	62,086	71,938

Covered other loans:
Commercial and industrial	5,098	6,163
Consumer	1,238	2,346

Total covered other loans	6,336	8,509

Total covered loans	$68,422	$80,447

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

The Company reviews and classifies assets monthly. The Board of Directors is provided with monthly reports on our classified assets. Assets are classified in accordance with the management guidelines described above. As of June 30, 2011 and December 31, 2010, substandard loans, excluding Covered Loans, amounted to $4.6 million and $2.3 million, respectively. The amount of the allowance for loan losses allocated to substandard loans totaled $237,000 and $394,000 as of June 30, 2011 and December 31, 2010, respectively. There were no assets classified as doubtful or loss at June 30, 2011 or December 31, 2010.

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

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, excluding Covered Assets, amounted to $1.2 million, or 0.19% of total assets, as of June 30, 2011, compared to $1.1 million, or 0.19% of total assets, as of December 31, 2010. The following table sets forth the composition of the Company’s nonperforming assets and troubled debt restructurings as of the dates indicated.

	June 30, 2011			December 31, 2010
(dollars in thousands)	Covered Assets	Noncovered Assets	Total	Covered Assets	Noncovered Assets	Total
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$4,667	$329	$4,996	$5,458	$277	$5,735
Home equity loans and lines	652	54	706	271	0	271
Commercial real estate and multi-family	2,130	596	2,726	2,879	408	3,287
Construction and land	1,564	120	1,684	4,221	12	4,233
Other loans:
Commercial and industrial	2,554	28	2,582	3,008	351	3,359
Consumer	101	—	101	151	8	159

Total nonaccrual loans	11,668	1,127	12,795	15,988	1,056	17,044
Accruing loans 90 days or more past due	—	—	—	—	—	—

Total nonperforming loans	11,668	1,127	12,795	15,988	1,056	17,044
Foreclosed property	7,178	92	7,270	5,661	92	5,753

Total nonperforming assets	18,846	1,219	20,065	21,649	1,148	22,797
Performing troubled debt restructurings	30	922	952	—	721	721

Total nonperforming assets and troubled debt restructurings	$18,876	$2,141	$21,017	$21,649	$1,869	$23,518

Nonperforming loans to total loans(1)		0.30%			0.29%
Nonperforming loans to total assets(1)		0.18%			0.17%
Nonperforming assets to total assets(1)		0.19%			0.19%

(1)	Asset quality ratios exclude assets covered under FDIC loss sharing agreements.

Net loan charge-offs for the second quarter of 2011 were $227,000 compared to $76,000 for the second quarter of 2010. Net loan charge-offs for the six months ended June 30, 2011 were $230,000 compared to $97,000 for the six months ended June 30, 2010.

Real estate, or other collateral, which is acquired as a result of foreclosure is classified as foreclosed property until sold. Foreclosed property is recorded at fair value less estimated costs to sell. Holding costs are charged to expense. Gains and losses on the sale of real estate owned are charged to operations, as incurred.

Allowance for Loan Losses –The allowance for loan losses is established through provisions for loan losses. The Company maintains the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses at least quarterly in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio. Our evaluation process includes, among other things, an analysis of delinquency trends, nonperforming loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing loans, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. Based on this evaluation, management assigns risk rankings to segments of the loan portfolio. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. These efforts are supplemented by independent reviews and validations performed by an outsourced independent loan reviewer. The results of the reviews are reported directly to the Audit Committee of the Board of Directors. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require management to make additional provisions for estimated loan losses based upon judgments different from those of management.

With respect to Covered Loans, the Company follows the reserve standard set forth in ASC 310, Receivables. At acquisition, the Company reviewed each loan to determine whether there was evidence of deterioration in credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The Company considered expected prepayments and estimated the amount and timing of undiscounted expected principal, interest and other cash flows for each loan meeting the criteria above, and determined the excess of the loan’s scheduled contractual principal and interest payments in excess of cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan pool’s cash flows expected to be collected over the fair value, is accreted into interest income over the remaining life of the loan pool (accretable yield). The Company recorded a discount on these loans at acquisition to record them at their realizable cash flow. As a result, acquired loans subject to ASC 310, Receivables, are excluded from the calculation of loan loss reserves at the acquisition date.

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

The following table presents the activity in the allowance for loan losses during the first half of 2011.

(dollars in thousands)	Amount
Balance, December 31, 2010	$3,920
Provision charged to operations	367
Loans charged off	(260)
Recoveries on charged off loans	30

Balance, June 30, 2011	$4,057

Excluding Covered Loans, the allowance for loan losses amounted to 1.06% of total loans and 360.0% of total nonperforming loans as of June 30, 2011, compared to 1.09% and 371.2%, respectively, as of December 31, 2010.

Investment Securities

The Company’s investment securities portfolio totaled $148.2 million as of June 30, 2011, an increase of $21.0 million, or 16.5%, from December 31, 2010. As of June 30, 2011, the Company had a net unrealized gain on its available for sale investment securities portfolio of $1.9 million compared to $1.0 million as of December 31, 2010.

The Company sold $3.6 million of its non-agency mortgage-backed securities portfolio during the first quarter of 2011. The sale of these securities, which included the below-investment-grade securities held by the Company, resulted in a $166,000 pre-tax net loss during the first quarter of 2011. The remaining portfolio of non-agency mortgage-backed securities, which had an amortized cost of $15.6 million as of June 30, 2011, is rated investment grade by Standard & Poor’s and/or Moody’s.

The following table summarizes activity in the Company’s investment securities portfolio during the first half of 2011.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2010	$111,962	$15,220
Purchases	60,587	3,000
Sales	(3,622)	—
Principal payments and calls	(28,972)	(10,966)
Accretion of discounts and amortization of premiums, net	213	(1)
Increase in market value	801	—

Balance, June 30, 2011	$140,969	$7,253

Funding Sources

Deposits – Deposits totaled $527.4 million as of June 30, 2011, a decrease of $25.8 million, or 4.7%, compared to December 31, 2010. The Company experienced its 8th consecutive quarter of core deposit (i.e., checking, savings, and money market) growth during the quarter ended June 30, 2011. Core deposits totaled $344.8 million as of June 30, 2011, an increase of $13.3 million, or 4.0%, compared to December 31, 2010. Certificates of deposit (“CD”) totaled $182.6 million as of June 30, 2011, a decrease of $39.1 million, or 17.6%, compared to December 31, 2010. The decrease in CD balances is largely attributable to the low interest rate environment and depositor reluctance to commit to longer-maturity deposit products. The following table sets forth the composition of the Company’s deposits at the dates indicated.

	June 30,	December 31,	Increase (Decrease)
(dollars in thousands)	2011	2010	Amount	Percent
Demand deposit	$102,663	$100,579	$2,084	2.1%
Savings	31,370	29,258	2,112	7.2
Money market	144,944	133,245	11,699	8.8
NOW	65,800	68,398	(2,598)	(3.8)
Certificates of deposit	182,626	221,738	(39,112)	(17.6)

Total deposits	$527,403	$553,218	$(25,815)	(4.7)%

Federal Home Loan Bank Advances – Short-term FHLB advances totaled $30.5 million as of June 30, 2011. The Company did not have short-term FHLB advances outstanding as of December 31, 2010. The average rates paid on short-term FHLB advances were 0.12% for the three and six months ended June 30, 2011, compared to 0.20% and 0.26% for the three and six months ended June 30, 2010, respectively.

Long-term FHLB advances totaled $22.0 million as of June 30, 2011 and $13.0 million as of December 31, 2010. The average rates paid on long-term FHLB advances were 2.64% and 2.83% for the three and six months ended June 30, 2011, respectively, compared to 3.46% and 3.51% for the three and six months ended June 30, 2010, respectively.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding that allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. Shareholders’ equity increased $2.2 million, or 1.7%, from $131.5 million as of December 31, 2010 to $133.8 million as of June 30, 2011.

The Company completed a previously announced repurchase program (the “July 2010” program) during the second quarter of 2011. Under the July 2010 program, the Company acquired 424,027 shares of the Company’s common stock at an average price of $13.56 per share.

The Company’s Board of Directors approved a new program to repurchase up to 402,835 shares, or approximately 5%, of the Company’s outstanding common stock in May 2011. Repurchases may be made by the Company in open-market or privately-negotiated transactions as, in the opinion of management, market conditions warrant.

As of June 30, 2011, the Bank had regulatory capital that was well in excess of regulatory requirements. The following table details the Bank’s actual levels and current regulatory capital requirements as of June 30, 2011.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 risk-based capital	$108,410	26.51%	$16,360	4.00%	$24,540	6.00%
Total risk-based capital	$112,230	27.44%	$32,720	8.00	$40,900	10.00
Tier 1 leverage capital	$108,410	15.44%	$28,088	4.00	$35,110	5.00
Tangible capital	$108,410	15.44%	$10,533	1.50	N/A	N/A

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity Management

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring adequate cash flow exists to meet the Company’s needs, including operating, strategic and capital. The Company develops its liquidity management strategies as part of its overall asset/liability management process. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity. As of June 30, 2011, cash and cash equivalents totaled $21.6 million. At such date, investment securities available for sale totaled $141.0 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. As of June 30, 2011, certificates of deposit maturing within the next 12 months totaled $129.4 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended June 30, 2011, the average balance of our outstanding FHLB advances was $41.0 million. As of June 30, 2011, the Company had $52.5 million in outstanding FHLB advances and had $217.3 million in additional FHLB advances available.

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

Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of June 30, 2011.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	7.0%
+200	5.0%
+100	2.7%

The actual impact of changes in interest rates will depend on many factors. These factors include the Company’s ability to achieve expected growth in earning assets and maintain a desired mix of earning assets and interest-bearing liabilities, the actual timing of asset and liability repricings, the magnitude of interest rate changes and corresponding movement in interest rate spreads and the level of success of asset/liability management strategies.

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of June 30, 2011 and December 31, 2010.

	Contract Amount
(dollars in thousands)	June 30, 2011	December 31, 2010
Letters of credit	$1,521	$1,190
Lines of credit	36,818	39,225
Undisbursed portion of loans in process	41,326	37,170
Commitments to originate loans	67,899	47,906

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

RESULTS OF OPERATIONS

The Company’s net income for the second quarter of 2011 was $1.3 million, a decrease of $199,000, or 13.6%, compared to the second quarter of 2010. For the six months ended June 30, 2011, the Company’s net income was $2.1 million, a decrease of $250,000, or 10.8%, compared to the six months ended June 30, 2010. Diluted earnings per share for the second quarter of 2011 were $0.17, a decrease of $0.02, or 10.5%, compared to the second quarter of 2010. Diluted earnings per share for the six months ended June 30, 2011 were $0.28, a decrease of $0.02, or 6.7%, compared to the six months ended June 30, 2010.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s net interest spread was 4.34% and 4.62% for the three months ended June 30, 2011 and 2010, respectively, and 4.37% for the six months ended June 30, 2011 and 2010. The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.55% and 4.90% for the three months ended June 30, 2011 and 2010, respectively, and 4.61% and 4.76% for the six months ended June 30, 2011 and 2010, respectively. The decreases in net interest margin were primarily due to lower average yields on interest-earning assets as a result of the current low rate environment.

Net interest income totaled $7.0 million for the three months ended June 30, 2011, a decrease of $535,000, or 7.1%, compared to the three months ended June 30, 2010. For the six months ended June 30, 2011, net interest income totaled $13.8 million, an increase of $481,000, or 3.6%, compared to the six months ended June 30, 2010.

Interest income decreased $924,000, or 10.2%, in the second quarter of 2011 compared to the second quarter of 2010. For the six months ended June 30, 2011, interest income decreased $24,000, or 0.1%, compared to the six months ended June 30, 2010. The decreases were driven by lower average yields on interest-earning assets, primarily loans and investment securities, due to the current low rate environment.

Interest expense decreased $389,000, or 25.3%, in the second quarter of 2011 compared to the second quarter of 2010. For the six months ended June 30, 2011, interest expense decreased $505,000, or 17.2%, compared to the six months ended June 30, 2010. The decrease was primarily due to lower average rates paid on interest-bearing liabilities as the result of reduced market rates and an increase in the average volume of lower cost interest-bearing liabilities.

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

	Three Months Ended June 30,
	2011			2010
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate(1)
Interest-earning assets:
Loans receivable(1)	$445,947	$7,266	6.53%	$455,574	$7,644	6.73%
Investment securities	145,624	817	2.24	137,175	1,363	3.97
Other interest-earning assets	21,371	35	0.66	20,362	35	0.69

Total earning assets	612,942	8,118	5.31	613,111	9,042	5.91

Noninterest-earning assets	96,418			89,671

Total assets	$709,360			$702,782

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$241,960	$292	0.48%	$193,271	$350	0.73%
Certificates of deposit	191,038	743	1.56	255,856	1,033	1.62

Total interest-bearing deposits	432,998	1,035	0.96	449,127	1,383	1.24
FHLB advances	41,011	115	1.12	27,436	156	2.27

Total interest-bearing liabilities	474,009	1,150	0.97	476,563	1,539	1.29

Noninterest-bearing liabilities	102,007			93,231

Total liabilities	576,016			569,794
Shareholders’ equity	133,344			132,988

Total liabilities and shareholders’ equity	$709,360			$702,782

Net interest-earning assets	$138,933			$136,548

Net interest spread		$6,968	4.34%		$7,503	4.62%

Net interest margin			4.55%			4.90%

	Six Months Ended June 30,
	2011			2010
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans receivable(1)	$442,734	$14,426	6.56%	$413,167	$13,551	6.60%
Investment securities	138,188	1,778	2.57	127,261	2,686	4.22
Other interest-earning assets	22,890	71	0.63	23,438	62	0.53

Total earning assets	603,812	16,275	5.42	563,866	16,299	5.81

Noninterest-earning assets	97,315			63,356

Total assets	$701,127			$627,222

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$237,718	$595	0.50%	$170,503	$622	0.74%
Certificates of deposit	200,332	1,617	1.63	219,288	1,997	1.84

Total interest-bearing deposits	438,050	2,212	1.02	389,791	2,619	1.35
FHLB advances	28,266	216	1.53	21,407	314	2.93

Total interest-bearing liabilities	466,316	2,428	1.05	411,198	2,933	1.44

Noninterest-bearing liabilities	102,124			82,976

Total liabilities	568,440			494,174
Shareholders’ equity	132,687			133,048

Total liabilities and shareholders’ equity	$701,127			$627,222

Net interest-earning assets	$137,496			$152,668

Net interest spread		$13,847	4.37%		$13,366	4.37%

Net interest margin			4.61%			4.76%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.

Provision for Loan Losses – For the quarter ended June 30, 2011, the Company recorded a provision for loan losses of $265,000, compared to a provision of $200,000 for the same period in 2010. For the six months ended, June 30, 2011, the Company recorded a provision of $367,000, compared to a provision of $550,000 for the same period in 2010. As of June 30, 2011, the Company’s ratio of allowance for loan losses to total Noncovered Loans was 1.06%, compared to 1.09% as of December 31, 2010.

Noninterest Income – The Company’s noninterest income was $2.1 million for the three months ended June 30, 2011, $708,000, or 50.8%, higher than the $1.4 million earned for the same period in 2010. Noninterest income was $3.3 million for the six months ended June 30, 2011, $954,000, or 39.9%, higher than the $2.4 million earned for the same period of 2010. The increases relate primarily to a $525,000 settlement payment received by the Company during the second quarter of 2011. The settlement relates to litigation brought by the Company against a counterparty for losses reported by the Company in 2008 relating to the Company’s former business line of providing cash to third-party ATM providers. Under the terms of the settlement agreement, the Company has foregone its right to pursue future claims related to any unrecovered loss.

The increase in noninterest income for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was also attributable to higher levels of bank card fees and a $141,000 charge for the other-than-temporary impairment of securities during the second quarter of 2010.

The increase in noninterest income for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was also attributable to higher levels of bank card fees and a full six months of discount accretion on the FDIC loss sharing receivable, which originated with the Statewide Bank acquisition late in the first quarter of 2010.

Noninterest Expense – The Company’s noninterest expense was $6.8 million for the three months ended June 30, 2011, $321,000, or 4.9%, higher than the $6.5 million in noninterest expense for the same period in 2010. Noninterest expense was $13.5 million for the six months ended June 30, 2011, $1.8 million, or 15.4%, higher than the $11.7 million recorded for the same period of 2010.

The increase in noninterest expense for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily attributable to merger-related professional services incurred in the second quarter of 2011.

The increase in noninterest expense for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to higher compensation and benefits, occupancy and data processing and communications expenses related to the Statewide acquisition and the addition of our Baton Rouge headquarters location in mid-March 2010. Regulatory fees increased as a result of an increase in base insurance premium assessments on deposits by the FDIC.

Income Taxes – For the quarters ended June 30, 2011 and June 30, 2010, the Company incurred income tax expense of $726,000 and $739,000, respectively. The Company’s effective tax rate amounted to 36.4% and 33.5% during the second quarters of 2011 and 2010, respectively. For each of the six months ended June 30, 2011 and June 30, 2010, the Company incurred income tax expense of $1.2 million. The Company’s effective tax rate amounted to 37.2% and 33.4% during the six months ended June 30, 2011 and June 30, 2010, respectively. The effective tax rates during the three- and six-month periods ended June 30, 2011 were higher than the statutory rate due to non-deductible merger-related expenses of $157,000 and $348,000, respectively. Other differences between the effective tax rate and the statutory tax rate primarily relate to variances in items that are non-taxable or non-deductible (i.e., state tax, tax-exempt income, tax credits, etc.).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2010, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/ Liability Management and Market Risk”. Additional information at June 30, 2011 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Below we supplement and amend the risk factors disclosed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Such risks could materially affect our business, financial condition or future results, and are not the only risks we face. Additional risks and uncertainties not currently known to us or that we have deemed to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may not realize the cost savings estimated for our acquisition of GS Financial Corp.

On July 15, 2011, we completed the acquisition (the “Acquisition”) of GS Financial Corp. (“GSFC”) and its wholly-owned subsidiary, Guaranty Savings Bank. The success of the Acquisition will depend, in part, on our ability to realize the estimated cost savings from combining GSFC’s business with ours. Our management has estimated that it expects to achieve total pre-tax cost savings of approximately $1.5 million by 2012 through the reduction of administrative and operational redundancies. While we continue to believe these cost savings estimates are achievable, it is possible that the potential cost savings could turn out to be more difficult to achieve than originally anticipated. The cost savings estimates also depend on the ability to combine the businesses of the Company and GSFC in a manner that permits those cost savings to be realized. If our estimates turn out to be incorrect or we are not able to successfully combine with GSFC, the anticipated cost savings may not be realized fully or at all or may take longer to realize than expected.

Unanticipated costs relating to the Acquisition could reduce our future earnings per share.

We believe that we have reasonably estimated the likely incremental costs of the combined operations of the Company and GSFC following the Acquisition. However, it is possible that unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses, such as unanticipated costs to integrate the two businesses, increased personnel costs, additional provisions for loan losses or charge-offs of nonperforming assets, as well as other types of unanticipated adverse developments, could have a material adverse effect on the results of operations and financial condition of the Company following the Acquisition. In addition, if actual costs are materially different than expected costs, the Acquisition could have an adverse effect on our future earnings per share.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds.

The Company’s purchases of its common stock made during the quarter consisted of stock repurchases under the Company’s approved plan and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
April 1 – April 30, 2011	3,263	$15.96	3,263	430,227
May 1 – May 31, 2011	30,692	14.66	30,692	399,535
June 1 – June 30, 2011	22,000	14.52	22,000	377,535

Total	55,955	14.68	55,955	377,535

(1)

On July 26, 2010, the Company’s Board of Directors approved a share repurchase program. Under the plan, the Company can repurchase up to 424,027 shares, or 5% of its common stock outstanding, through open market or privately negotiated transactions. The repurchase program was completed on May 20, 2011. On May 23, 2011, the Company announced the commencement of a new 5% stock repurchase program. Under the plan the Company can repurchase up to 402,835 shares, or 5% of its common stock outstanding, through open market or privately negotiated transactions.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Reserved.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Financial Statement Schedules.

The following Exhibits are being furnished* as part of this report:

No.	Description

31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer

32.0	Section 1350 Certification

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

*	These interactive data files are being furnished as part of this Quarterly Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP, INC.

August 9, 2011	By:	/s/ John W. Bordelon
John W. Bordelon
President and Chief Executive Officer

August 9, 2011	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer

August 9, 2011	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank First Vice President and Controller