Form 10-Q
period 2011-09-30
HOME BANCORP, INC.
filed 2011-11-09
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2011

or

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

At November 1, 2011, the registrant had 7,848,254 shares of common stock, $0.01 par value, outstanding.

HOME BANCORP, INC. and SUBSIDIARY

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) September 30, 2011	(Audited) December 31, 2010
Assets
Cash and cash equivalents	$32,916,713	$36,970,638
Interest-bearing deposits in banks	6,318,000	7,867,000
Investment securities available for sale, at fair value	165,513,687	111,962,331
Investment securities held to maturity (fair values of $4,063,079 and $15,400,468, respectively)	3,938,656	15,220,474
Mortgage loans held for sale	8,928,396	2,436,986
Loans covered by loss sharing agreements	67,296,479	80,446,859
Noncovered loans, net of unearned income	586,339,131	359,464,400

Total loans, net of unearned income	653,635,610	439,911,259
Allowance for loan losses	(4,529,834)	(3,919,745)

Total loans, net of unearned income and allowance for loan losses	649,105,776	435,991,514

Office properties and equipment, net	31,314,946	23,371,915
Cash surrender value of bank-owned life insurance	16,628,613	16,192,645
FDIC loss sharing receivable	25,628,190	32,012,783
Accrued interest receivable and other assets	31,880,426	18,396,806

Total Assets	$972,173,403	$700,423,092

Liabilities
Deposits:
Noninterest-bearing	$123,544,661	$100,578,700
Interest-bearing	595,915,803	452,639,153

Total deposits	719,460,464	553,217,853
Short-term Federal Home Loan Bank (FHLB) advances	72,332,344	—
Long-term Federal Home Loan Bank (FHLB) advances	41,125,788	13,000,000
Accrued interest payable and other liabilities	6,187,858	2,675,297

Total Liabilities	839,106,454	568,893,150

Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,933,435 and 8,926,875 shares issued; 7,862,154 and 8,131,002 shares outstanding, respectively	89,497	89,270
Additional paid-in capital	89,336,376	88,818,862
Treasury stock at cost - 1,071,281 and 795,873 shares, respectively	(14,376,355)	(10,425,725)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(6,070,260)	(6,338,070)
Recognition and Retention Plan (RRP)	(2,644,523)	(3,432,486)
Retained earnings	65,111,098	62,125,568
Accumulated other comprehensive income	1,621,116	692,523

Total Shareholders’ Equity	133,066,949	131,529,942

Total Liabilities and Shareholders’ Equity	$972,173,403	$700,423,092

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest Income
Loans, including fees	$9,728,512	$7,549,667	$24,154,691	$21,100,559
Investment securities	1,023,976	1,226,765	2,802,155	3,913,125
Other investments and deposits	36,280	32,899	107,543	94,226

Total interest income	10,788,768	8,809,331	27,064,389	25,107,910

Interest Expense
Deposits	1,219,492	1,403,060	3,431,545	4,021,924
Short-term FHLB advances	15,294	2,794	23,349	7,382
Long-term FHLB advances	165,545	136,727	373,216	446,189

Total interest expense	1,400,331	1,542,581	3,828,110	4,475,495

Net interest income	9,388,437	7,266,750	23,236,279	20,632,415
Provision for loan losses	525,510	167,580	892,459	717,362

Net interest income after provision for loan losses	8,862,927	7,099,170	22,343,820	19,915,053

Noninterest Income
Service fees and charges	601,916	541,538	1,622,339	1,535,811
Bank card fees	451,959	343,906	1,294,146	1,012,935
Gain on sale of loans, net	163,986	198,522	389,673	378,817
Income from bank-owned life insurance	143,612	161,540	435,968	473,206
Other-than-temporary impairment of securities	—	(870,254)	—	(1,010,771)
Gain (loss) on sale of securities, net	—	—	(166,082)	39,131
Discount accretion of FDIC loss sharing receivable	193,349	249,949	663,281	501,537
Settlement of litigation	—	—	525,000	—
Other income	72,941	(12,582)	210,255	75,616

Total noninterest income	1,627,763	612,619	4,974,580	3,006,282

Noninterest Expense
Compensation and benefits	5,215,478	3,824,287	13,128,998	10,707,803
Occupancy	709,640	615,972	1,834,066	1,652,035
Marketing and advertising	291,628	184,179	667,824	588,116
Data processing and communication	1,314,568	635,382	2,428,075	1,648,161
Professional services	327,728	198,482	1,174,980	895,433
Forms, printing and supplies	141,008	128,182	402,082	380,917
Franchise and shares tax	221,017	98,397	582,018	441,104
Regulatory fees	258,234	159,026	688,616	392,282
Other expenses	731,654	509,828	1,845,923	1,386,692

Total noninterest expense	9,210,955	6,353,735	22,752,582	18,092,543

Income before income tax expense	1,279,735	1,358,054	4,565,818	4,828,792
Income tax expense	356,336	447,061	1,580,288	1,605,589

Net Income	$923,399	$910,993	$2,985,530	$3,223,203

Earnings per share:
Basic	$0.13	$0.12	$0.42	$0.42
Diluted	$0.13	$0.12	$0.41	$0.42

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2009(1)	$89,270	$88,072,884	$(1,848,862)	$(6,695,150)	$(4,218,320)	$57,437,444	$(87,962)	$132,749,304

Comprehensive income:
Net income						3,223,203		3,223,203
Change in unrealized gain (loss) on securities available for sale, net of $422,952 in taxes							821,025	821,025
Reclassification adjustment for realized gains on securities sold, net of $13,305 in taxes							(25,826)	(25,826)

Total comprehensive income								4,018,402

Treasury stock acquired at cost, 615,173 shares			(6,106,951)					(6,106,951)
RRP shares released for allocation		(730,874)			785,834			54,960
ESOP shares released for allocation		83,730		267,810				351,540
Share-based compensation cost		1,011,651						1,011,651

Balance, September 30, 2010	$89,270	$88,437,391	$(7,955,813)	$(6,427,340)	$(3,432,486)	$60,660,647	$707,237	$132,078,906

Balance, December 31, 2010(1)	$89,270	$88,818,862	$(10,425,725)	$(6,338,070)	$(3,432,486)	$62,125,568	$692,523	$131,529,942
Comprehensive income:
Net income						2,985,530		2,985,530
Change in unrealized gain on securities available for sale, net of $421,898 in taxes							818,979	818,979
Reclassification adjustment for realized losses on securities sold, net of $56,468 in taxes							109,614	109,614

Total comprehensive income								3,914,123

Treasury stock acquired at cost, 275,408 shares			(3,950,630)					(3,950,630)
Exercise of stock options	227	75,624						75,851
RRP shares released for allocation		(712,303)			787,963			75,660
ESOP shares released for allocation		119,500		267,810				387,310
Share-based compensation cost		1,034,693						1,034,693

Balance, September 30, 2011	$89,497	$89,336,376	$(14,376,355)	$(6,070,260)	$(2,644,523)	$65,111,098	$1,621,116	$133,066,949

(1)	Balances as of December 31, 2009 and December 31, 2010 are audited.

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities, net of effects of acquisition:
Net income	$2,985,530	$3,223,203
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	892,459	717,362
Depreciation	946,601	792,136
Amortization of purchase accounting valuations and intangibles	5,226,296	(2,784,958)
Net amortization of mortgage servicing asset	30,320	21,970
Federal Home Loan Bank stock dividends	(5,800)	(7,185)
Net amortization of premium/discount on investments	(1,163,374)	(927,187)
Loss on sale of investment securities, net	166,082	(39,131)
Other-than-temporary impairment of securities	—	1,010,771
Gain on loans sold, net	(389,673)	(378,817)
Proceeds, including principal payments, from loans held for sale	16,062,499	51,630,902
Originations of loans held for sale	(22,150,906)	(56,070,936)
Non-cash compensation	1,422,003	1,363,191
Goodwill from acquisition	151,405	559,987
Deferred income tax benefit	(989,264)	(490,413)
Decrease in interest receivable and other assets	5,184,237	1,797,498
Increase in cash surrender value of bank-owned life insurance	(435,968)	(771,504)
Increase in accrued interest payable and other liabilities	1,132,590	103,868

Net cash provided by (used in) operating activities	9,065,037	(249,243)

Cash flows from investing activities, net of effects of acquisition:
Purchases of securities available for sale	(60,580,507)	(25,011,424)
Purchases of securities held to maturity	(3,000,000)	(15,000,000)
Proceeds from maturities, prepayments and calls on securities available for sale	52,416,863	32,180,827
Proceeds from maturities, prepayments and calls on securities held to maturity	14,280,600	7,303,887
Proceeds from sales on securities available for sale	3,498,032	13,978,622
Net decrease (increase) in loans	(37,199,689)	3,416,561
Decrease (increase) in certificates of deposit in other institutions	1,549,000	(2,858,000)
Proceeds from sale of real estate owned	1,049,219	—
Purchases of office properties and equipment	(446,762)	(8,216,811)
Net cash acquired (disbursed) in acquisition	(17,154,724)	46,892,158
Purchases of Federal Home Loan Bank stock	(2,668,900)	(871,500)
Proceeds from redemption of Federal Home Loan Bank stock	—	2,705,500

Net cash provided by (used in) investing activities	(48,256,868)	54,519,820

Cash flows from financing activities, net of effects of acquisition:
Decrease in deposits	(26,876,400)	(32,523,050)
Net increase (decrease) in Federal Home Loan Bank advances	65,889,085	(17,578,396)
Proceeds from exercise of stock options	75,851	—
Purchase of treasury stock	(3,950,630)	(6,106,951)

Net cash provided by (used in) financing activities	35,137,906	(56,208,397)

Net change in cash and cash equivalents	(4,053,925)	(1,937,820)
Cash and cash equivalents at beginning of year	36,970,638	25,709,597

Cash and cash equivalents at end of period	$32,916,713	$23,771,777

The accompanying Notes are an integral part of these Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine-month period ended September 30, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2010.

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

2. Accounting Developments

In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. ASU 2011-01 temporarily delayed the effective date of the disclosures surrounding troubled debt restructurings in ASU 2010-20 for public companies. The effective date of the new disclosures is effective for interim and annual periods ending after June 15, 2011. The adoption of ASU 2011-01 did not have a material impact on the Company’s results of operations or financial position.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 provides clarification on guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The effective date for ASU 2011-02 is for the first interim or annual period beginning on or after June 15, 2011. The adoption of ASU 2011-02 did not have a material impact on the Company’s results of operations, financial position, disclosures or level of troubled debt restructurings.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other. ASU 2011-08 amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The adoption of ASU 2011-08 is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

3. Acquisition Activity

On July 15, 2011, the Company completed the acquisition of GS Financial Corp., the former holding company of Guaranty Savings Bank of Metairie, Louisiana. On the July 15, 2011 acquisition date, Home Bancorp Acquisition Corp., a newly created wholly owned subsidiary of the Company, was merged with and into GS Financial Corp. (“GSFC”), and immediately thereafter, GSFC was merged with and into the Company, with the Company as the surviving corporation, and Guaranty Savings Bank, the former subsidiary of GSFC, was merged with and into Home Bank, with Home Bank as the surviving institution. Shareholders of GSFC received $21.00 per share in cash, yielding an aggregate purchase price of $26,417,000.

The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. In accordance with ASC 805, the Company recorded goodwill totaling $151,000 from the acquisition as a result of consideration transferred over net assets acquired. Both the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values. Identifiable intangible assets, including core deposit intangible assets, were recorded at fair value.

The fair value estimates of the GSFC assets and liabilities recorded are preliminary and subject to refinement as additional information becomes available. Under current accounting principles, the Company’s estimates of fair values may be adjusted for a period of up to one year from the acquisition date.

The assets acquired and liabilities assumed, as well as the adjustments to record the assets and liabilities at fair value, are presented in the following table as of July 15, 2011.

(dollars in thousands)	As Acquired	Fair Value Adjustments		As recorded by Home Bancorp

Assets
Cash and cash equivalents	$9,262	$—		$9,262
Investment securities	46,667	(186	) (a)	46,481
Loans	184,345	(1,845	) (b)	182,500
Repossessed assets	2,549	(384	) (c)	2,165
Office properties and equipment, net	7,317	1,126	(d)	8,443
Core deposit intangible	—	859	(e)	859
Other assets	7,023	186		7,209

Total assets acquired	$257,163	$(244)		$256,919

Liabilities
Interest-bearing deposits	$179,193	$924	(f)	$180,117
Noninterest-bearing deposits	13,401	—		13,401
FHLB advances	33,762	945	(g)	34,707
Other liabilities	2,293	135		2,428

Total liabilities assumed	$228,649	$2,004		$230,653

Excess of assets acquired over liabilities assumed				26,266
Cash consideration paid				(26,417)

Total goodwill recorded				$151

(a)	The adjustment represents the market value adjustments of on GS Financial Corp’s investments based on their credit quality exposure.
(b)	The adjustment to reflect the fair value of loans includes:

•	Adjustment of $3.3 million to reflect the removal of GSFC’s allowance for loan losses in accordance with ASC 805.

•

Adjustment of $3.4 million for loans within the scope of ASC 310-30. As a result of an analysis by management of all impaired loans, $9.6 million of loans were determined to be within the scope of, and were evaluated under, ASC 310-30. The contractually required payments receivable related to ASC 310-30 loans is approximately $12.9 million with expected cash flow to be collected of $7.4 million. The estimated fair value of such loans is $6.2 million, with a nonaccretable difference of $5.5 million and accretable yield of $1.2 million.

•

Adjustment of $1.4 million for all remaining loans determined not to be within the scope of ASC 310-30. Loans which are not within the scope of ASC 310-30 totaled $178.2 million. In determining the fair value of the loans which are not within the scope of ASC 310-30, the acquired loan portfolio was evaluated based on risk characteristics and other credit and market criteria to determine a credit quality adjustment to the fair value of the loan acquired. The acquired loan balance was reduced by the aggregate amount of the credit quality adjustment in determining the fair value of the loans.

(c)	The adjustment represents the write down of the book value of GSFC’s repossessed assets to their estimated fair value, as adjusted for estimated costs to sell.
(d)	The adjustment represents the adjustment of GSFC’s office properties and equipment to their estimated fair value at the acquisition date.
(e)	The adjustment represents the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the estimated life of the deposit base of nine years.
(f)	The adjustment represents the fair value of certificates of deposit acquired based on current interest rates for similar instruments. The adjustment will be recognized using a level yield amortization method based on maturities of the deposit liabilities.
(g)	The adjustment is to record the fair value of FHLB advances acquired at various terms and maturities based on market rates at the acquisition date. The adjustment will be recognized using a level yield amortization method based on maturities of the borrowings.

The following pro forma information for the nine months ended September 30, 2011 and 2010 reflects the Company’s estimated consolidated results of operations as if the acquisition of GSFC occurred at January 1, 2010, unadjusted for potential cost savings.

(dollars in thousands except per share information)	2011	2010
Net interest income	$28,273	$28,461
Noninterest income	5,208	3,900
Noninterest expense	27,876	24,290
Net income	2,708	3,697
Earnings per share — basic	$0.38	$0.49
Earnings per share — diluted	0.37	0.48

4. Investment Securities

Summary information regarding investment securities classified as available for sale and held to maturity as of September 30, 2011 and December 31, 2010 is as follows.

(dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
September 30, 2011			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$123,291	$2,950	$36	$—	$126,205
Non-U.S. agency mortgage-backed	15,361	41	769	384	14,249
Municipal bonds	11,626	363	—	—	11,989
U.S. government agency	12,780	291	—	—	13,071

Total available for sale	$163,058	$3,645	$805	$384	$165,514

Held to maturity:
U.S. agency mortgage-backed	$2,766	$56	$—	$—	$2,822
Municipal bonds	1,173	68	—	—	1,241

Total held to maturity	$3,939	$124	$—	$—	$4,063

(1)	Net of other-than-temporary impairment charges.

(dollars in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2010			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$83,514	$1,858	$37	$—	$85,335
Non-U.S. agency mortgage-backed	21,305	160	107	907	20,451
U.S. government agency	6,094	82	—	—	6,176

Total available for sale	$110,913	$2,100	$144	$907	$111,962

Held to maturity:
U.S. agency mortgage-backed	$3,857	$86	$—	$—	$3,943
Municipal bonds	1,363	78	—	—	1,441
U.S. government agency	10,000	16	—	—	10,016

Total held to maturity	$15,220	$180	$—	$—	$15,400

(1)	Net of other-than-temporary impairment charges.

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

The amortized cost and estimated fair value by maturity of the Company’s investment securities as of September 30, 2011 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security, in particular mortgage-backed securities, certain U.S. government agency securities and municipal bonds, may differ from its contractual maturity because of the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$—	$2,072	$15,531	$108,602	$126,205
Non-U.S. agency mortgage-backed	—	—	—	14,249	14,249
Municipal bonds	—	1,391	7,190	3,408	11,989
U.S. government agency	—	5,076	2,063	5,932	13,071

Total available for sale	$—	$8,539	$24,784	$132,191	$165,514

Securities held to maturity:
U.S. agency mortgage-backed	$—	$1,671	$1,151	$—	$2,822
Municipal bonds	203	1,038	—	—	1,241

Total held to maturity	203	2,709	1,151	—	4,063

Total investment securities	$203	$11,248	$25,935	$132,191	$169,577

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$—	$2,002	$15,412	$105,877	$123,291
Non-U.S. agency mortgage-backed	—	—	—	15,361	15,361
Municipal bonds	—	1,377	6,966	3,283	11,626
U.S. government agency	—	5,000	1,986	5,794	12,780

Total available for sale	$—	$8,379	$24,364	$130,315	$163,058

Securities held to maturity:
U.S. agency mortgage-backed	$—	$1,648	$1,118	$—	$2,766
Municipal bonds	200	973	—	—	1,173

Total held to maturity	200	2,621	1,118	—	3,939

Total investment securities	$200	$11,000	$25,482	$130,315	$166,997

During the nine months ended September 30, 2011, the Company recorded gross gains of $238,000 and gross losses of $404,000 related to the sale of investment securities. During the nine months ended September 30, 2010, the Company recorded gross gains of $68,000 and gross losses of $29,000 related to the sale of investment securities.

5. Earnings Per Share

Earnings per common share were computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010

Numerator:
Income available common shareholders	$923	$911	$2,986	$3,223

Denominator:
Weighted average common shares outstanding	7,173	7,481	7,181	7,603
Effect of dilutive securities:
Restricted stock	55	50	74	63
Stock options	47	—	41	—

Weighted average common shares outstanding – assuming dilution	7,275	7,531	7,296	7,666

Earnings per common share	$0.13	$0.12	$0.42	$0.42
Earnings per common share – assuming dilution	$0.13	$0.12	$0.41	$0.42

Options on 46,429 and 824,080 shares of common stock were not included in computing diluted earnings per share for the three months ended September 30, 2011 and September 30, 2010, respectively, because the effect of these shares was anti-dilutive. Options on 23,952 and 819,747 shares of common stock were not included in computing diluted earnings per share for the nine months ended September 30, 2011 and September 30, 2010, respectively, because the effect of these shares was anti-dilutive.

6. Credit Quality and Allowance for Loan Losses

The allowance for loan losses and recorded investment in loans as of the dates indicated are as follows.

	As of September 30, 2011
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
One- to four-family first mortgage	$648	$20	$—	$668
Home equity loans and lines	313	—	—	313
Commercial real estate	1,451	123	—	1,574
Construction and land	596	111	—	707
Multi-family residential	36	—	—	36
Commercial and industrial	819	57	50	926
Other consumer	306	—	—	306

Total allowance for loan losses	$4,169	$311	$50	$4,530

Recorded investment in loans:
One- to four-family first mortgage	$171,681	$1,095	$15,211	$187,987
Home equity loans and lines	38,304	84	5,483	43,871
Commercial real estate	182,904	1,564	37,532	222,000
Construction and land	62,051	2,140	6,161	70,352
Multi-family residential	13,348	—	1,933	15,281
Commercial and industrial	80,211	57	4,828	85,096
Other consumer	27,449	—	1,600	29,049

Total loans	$575,948	$4,940	$72,748	$653,636

	As of December 31, 2010
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
One- to four-family first mortgage	$621	$20	$—	$641
Home equity loans and lines	296	—	—	296
Commercial real estate	1,258	—	—	1,258
Construction and land	578	88	—	666
Multi-family residential	46	—	—	46
Commercial and industrial	465	281	—	746
Other consumer	262	5	—	267

Total allowance for loan losses	$3,526	$394	$—	$3,920

Recorded investment in loans:
One- to four-family first mortgage	$104,941	$216	$17,457	$122,614
Home equity loans and lines	24,898	—	6,017	30,915
Commercial real estate	115,024	922	34,878	150,824
Construction and land	44,970	207	12,361	57,538
Multi-family residential	4,493	—	1,225	5,718
Commercial and industrial	41,907	340	6,163	48,410
Other consumer	21,541	5	2,346	23,892

Total loans	$357,774	$1,690	$80,447	$439,911

A summary of the activity in the allowance for loan losses during the nine months ended September 30, 2011 is as follows.

	For the Nine Months Ended September 30, 2011
(dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	Provision	Ending Balance

Allowance for loan losses:
One- to four-family first mortgage	$641	$—	$13	$14	$668
Home equity loans and lines	296	—	—	17	313
Commercial real estate	1,258	—	5	311	1,574
Construction and land	666	—	—	41	707
Multi-family residential	46	—	—	(10)	36
Commercial and industrial	746	(272)	16	436	926
Other consumer	267	(48)	4	83	306

Total allowance for loan losses	$3,920	$(320)	$38	$892	$4,530

Ending balance: individually evaluated for impairment	$394	$(83)	$—	$—	$311

Ending balance: collectively evaluated for impairment	$3,526	$(237)	$38	$842	$4,169

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$50	$50

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

On July 15, 2011, the Company acquired GSFC and its subsidiary, Guaranty Savings Bank. The acquired loans were accounted for under the purchase method of accounting. A portion of the loan portfolio acquired was assumed to have deteriorated credit quality, which were recorded at their fair value of $6.2 million at the date of acquisition.

Over the life of the loans acquired with deteriorated credit quality, the Company continues to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics. The Company evaluates whether the present value of such loans have decreased and if so, a provision for loan loss is recognized. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the remaining life of the applicable pool of loans. During the third quarter of 2011, management determined that the anticipated cash flows related to commercial and industrial loans in the Covered Loan portfolio had declined since its original estimates. Accordingly, the Company recorded a provision for loan losses of $50,000 related to the decrease in the expected cash flows in the Covered Loan portfolio.

Credit quality indicators on the Company’s loan portfolio, excluding loans acquired with deteriorated credit quality, as of the dates indicated are as follows.

	September 30, 2011
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family first mortgage	$168,855	$752	$3,169	$—	$172,776
Home equity loans and lines	38,095	193	100	—	38,388
Commercial real estate	178,707	1,694	4,067	—	184,468
Construction and land	60,415	674	3,102	—	64,191
Multi-family residential	12,762	—	586	—	13,348
Commercial and industrial	77,563	2,588	117	—	80,268
Other consumer	27,352	62	35	—	27,449

Total loans	$563,749	$5,963	$11,176	$—	$580,888

	December 31, 2010
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family first mortgage	$102,872	$1,543	$742	$—	$105,157
Home equity loans and lines	24,815	46	37	—	24,898
Commercial real estate	111,739	3,286	921	—	115,946
Construction and land	43,399	1,559	219	—	45,177
Multi-family residential	4,493	—	—	—	4,493
Commercial and industrial	38,467	3,400	380	—	42,247
Other consumer	21,470	40	36	—	21,546

Total loans	$347,255	$9,874	$2,335	$—	$359,464

The above classifications follow regulatory guidelines and can generally be described as follows: pass loans are of satisfactory quality, special mention loans have a potential weakness or risk that may result in the deterioration of future repayment, substandard loans are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged (these loans have a well defined weakness and there is a distinct possibility that the Company will sustain some loss); doubtful loans, based on existing circumstances, have weaknesses that make collection or liquidation in full highly questionable and improbable. In addition, residential loans are classified using an inter-agency regulatory methodology that incorporates the extent of the delinquency and the loan-to-value ratios. These classifications were the most current available as of the dates indicated and were generally updated within the quarter. Loans acquired with deteriorated credit quality are excluded from the schedule of credit quality indicators due to credit losses included in their fair value at the time of acquisition.

Age analysis of past due loans, excluding loans acquired with deteriorated credit quality, as of the dates indicated is as follows.

	September 30, 2011
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$1,681	$997	$1,887	$4,565	$168,211	$172,776
Home equity loans and lines	287	120	—	407	37,981	38,388
Commercial real estate	1,214	—	503	1,717	182,751	184,468
Construction and land	425	13	212	650	63,541	64,191
Multi-family residential	—	—	586	586	12,762	13,348

Total real estate loans	3,607	1,130	3,188	7,925	465,246	473,171

Other loans:
Commercial and industrial	116	—	—	116	80,152	80,268
Consumer	139	69	8	216	27,233	27,449

Total other loans	255	69	8	332	107,385	107,717

Total loans	$3,862	$1,199	$3,196	$8,257	$572,631	$580,888

	December 31, 2010
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$3,413	$234	$277	$3,924	$101,233	$105,157
Home equity loans and lines	196	22	—	218	24,680	24,898
Commercial real estate	443	—	408	851	115,095	115,946
Construction and land	94	207	12	313	44,864	45,177
Multi-family residential	—	—	—	—	4,493	4,493

Total real estate loans	4,146	463	697	5,306	290,365	295,671

Other loans:
Commercial and industrial	334	289	351	974	41,273	42,247
Consumer	192	71	8	271	21,275	21,546

Total other loans	526	360	359	1,245	62,548	63,793

Total loans	$4,672	$823	$1,056	$6,551	$352,913	$359,464

As of September 30, 2011 and December 31, 2010, the Company did not have any loans, excluding acquired loans with deteriorated credit quality, greater than 90 days past due, which were accruing interest.

The following is a summary of information pertaining to loans individually evaluated for impairment, excluding loans acquired with deteriorated credit quality, as of the dates indicated.

	For the Nine Months Ended September 30, 2011
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$1,056	$1,056	$—	$704	$13
Home equity loans and lines	84	84	—	57	1
Commercial real estate	1,211	1,211	—	988	19
Construction and land	1,189	1,189	—	592	29
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	17	—
Other consumer	—	—	—	—	—

Total	$3,540	$3,540	$—	$2,358	$62

With an allowance recorded:
One- to four-family first mortgage	$39	$39	$20	$39	$—
Home equity loans and lines	—	—	—	5	—
Commercial real estate	353	353	123	164	3
Construction and land	951	951	111	262	8
Multi-family residential	—	—	—	—	—
Commercial and industrial	57	57	57	194	1
Other consumer	—	—	—	2	—

Total	$1,400	$1,400	$311	$666	$12

Total impaired loans:
One- to four-family first mortgage	$1,095	$1,095	$20	$743	$13
Home equity loans and lines	84	84	—	62	1
Commercial real estate	1,564	1,564	123	1,152	22
Construction and land	2,140	2,140	111	854	37
Multi-family residential	—	—	—	—	—
Commercial and industrial	57	57	57	211	1
Other consumer	—	—	—	2	—

Total	$4,940	$4,940	$311	$3,024	$74

	As of December 31, 2010
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
One- to four-family first mortgage	$176	$176	$—
Home equity loans and lines	—	—	—
Commercial real estate	922	922	—
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	52	52	—
Other consumer	—	—	—

Total	$1,150	$1,150	$—

With an allowance recorded:
One- to four-family first mortgage	$39	$39	$20
Home equity loans and lines	—	—	—
Commercial real estate	—	—	—
Construction and land	207	207	88
Multi-family residential	—	—	—
Other commercial	289	289	281
Other consumer	5	5	5

Total	$540	$540	$394

Total impaired loans:
One- to four-family first mortgage	$216	$216	$20
Home equity loans and lines	—	—	—
Commercial real estate	922	922	—
Construction and land	207	207	88
Multi-family residential	—	—	—
Commercial and industrial	340	340	281
Other consumer	5	5	5

Total	$1,690	$1,690	$394

A summary of information pertaining to modified terms of loans, excluding loans acquired with deteriorated credit quality, as of the date indicated is as follows.

	As of September 30, 2011
(dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructuring:
One- to four-family first mortgage	—	$—	$—
Home equity loans and lines	1	19	15
Commercial real estate	1	332	324
Construction and land	2	204	204
Multi-family residential	—	—	—
Commercial and industrial	1	54	21
Other consumer	1	23	23

Total	6	$632	$587

None of the troubled debt restructurings defaulted subsequent to the restructuring through the date the financial statements were available to be issued.

A summary of information pertaining to nonaccrual loans, excluding loans acquired with deteriorated credit quality, as of dates indicated is as follows.

(dollars in thousands)	September 30, 2011	December 31, 2010
Nonaccrual loans:
One- to four-family first mortgage	$1,887	$277
Home equity loans and lines	—	—
Commercial real estate	928	408
Construction and land	212	12
Multifamily	586	—
Commercial and industrial	—	351
Other consumer	—	8

Total	$3,613	$1,056

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of September 30, 2011, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets and liabilities measured on a recurring basis as of September 30, 2011 and December 31, 2010.

		Fair Value Measurements Using
(dollars in thousands)	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. agency mortgage-backed	$126,205	$—	$126,205	$—
Non-U.S. agency mortgage-backed	14,249	—	14,249	—
Municipal bonds	11,989	—	11,989	—
U.S. government agency	13,071	—	13,071	—

Total	$165,514	$—	$165,514	$—

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. agency mortgage-backed	$85,335	$—	$85,335	$—
Non-U.S. agency mortgage-backed	20,451	—	17,216	3,235
U.S. government agency	6,176	—	6,176	—

Total	$111,962	$—	$108,727	$3,235

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

The following table reconciles assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(dollars in thousands)	Non-U.S. agency mortgage-backed securities

Balance at beginning of year	$3,235
Total gains or losses (realized/unrealized)
Included in earnings	25
Included in other comprehensive income	41
Principal payments	(203)
Sales	(3,098)
Transfers in and/or out of Level 3	—

Balance as of September 30, 2011	$—

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of September 30, 2011	$—

Nonrecurring Basis

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

		Fair Value Measurements Using
(dollars in thousands)	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Loans, covered by loss sharing agreements	$67,296	$—	$—	$67,296
Impaired loans	4,629	—	4,629	—
Repossessed assets	8,561	—	8,561	—
FDIC loss sharing receivable	25,628	—	—	25,628

Total	$106,114	$—	$13,190	$92,924

Liabilities
Deposits acquired through business combination	$139,332	$—	$—	$139,332

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Loans, covered by loss sharing agreements	$80,447	$—	$—	$80,447
Impaired loans	1,296	—	1,296	—
Repossessed assets	5,683	—	5,683	—
FDIC loss sharing receivable	32,013	—	—	32,013

Total	$119,439	$—	$6,979	$112,460

Liabilities
Deposits acquired through business combination	$67,466	$—	$—	$67,466

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

Certain assets and liabilities measured on a nonrecurring basis using significant unobservable inputs (Level 3) were acquired as part of the Statewide Bank and GSFC acquisitions. These assets and liabilities were recorded at their fair value upon acquisition in accordance with generally accepted accounting principles.

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

The carrying amount of FHLB advances is estimated using the rates currently offered for advances of similar maturities.

The fair value of off-balance sheet financial instruments as of September 30, 2011 was immaterial.

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

	September 30, 2011		December 31, 2010
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and cash equivalents	$32,917	$32,917	$36,971	$36,971
Interest-bearing deposits in banks	6,318	6,318	7,867	7,867
Investment securities available for sale	165,514	165,514	111,962	111,962
Investment securities held to maturity	3,939	4,063	15,220	15,400
Mortgage loans held for sale	8,928	8,928	2,437	2,437
Loans, net	649,106	673,841	435,992	449,061
Cash surrender value of bank-owned life insurance	16,629	16,629	16,193	16,193

Financial Liabilities
Deposits	$719,460	$721,538	$553,218	$555,250
Short-term FHLB advances	72,332	72,332	—	—
Long-term FHLB advances	41,126	42,676	13,000	13,305

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. and its subsidiary, Home Bank, from December 31, 2010 to September 30, 2011 and on its results of operations for the three and nine months ended September 30, 2011 and September 30, 2010. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

Forward-Looking Statements

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company or Bank, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of words such as “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions, or by future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly”. The Company’s or the Bank’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2010 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

EXECUTIVE OVERVIEW

During the third quarter of 2011, the Company earned $923,000, an increase of $12,000, or 1.4%, compared to the third quarter of 2010. Diluted earnings per share for the third quarter of 2011 were $0.13, an increase of $0.01, or 8.3%, compared to the third quarter of 2010. During the nine months ended September 30, 2011, the Company earned $3.0 million, a decrease of $238,000, or 7.4%, compared to the nine months ended September 30, 2010. Diluted earnings per share for the nine months ended September 30, 2011 were $0.41, a decrease of $0.01, or 2.4%, compared to the nine months ended September 30, 2010.

The Company’s financial condition and income as of and for the three and nine months ended September 30, 2011 were significantly impacted by the acquisition of GS Financial Corp. (“GSFC”), the holding company of Guaranty Savings Bank of Metairie, Louisiana, on July 15, 2011. As a result of the acquisition, Home Bank now operates five former Guaranty Savings Bank branches in the Greater New Orleans area of Louisiana. The Company acquired assets of $256.9 million, which included loans of $182.5 million, and $230.7 million in deposits and other liabilities. Shareholders of GSFC received $21.00 per share in cash, yielding an aggregate purchase price of $26.4 million. The Company incurred $1.8 million in pre-tax merger-related expenses during the first nine months of 2011. See Note 3 of the Notes to Unaudited Consolidated Financial Statements.

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

Key components of the Company’s performance in the third quarter of 2011 are summarized below.

•

Assets totaled $972.2 million as of September 30, 2011, up $271.8 million, or 38.8%, from December 31, 2010. The increase was primarily the result of the acquisition of the assets of GSFC, which were recorded at their fair value of $256.9 million as of the date of acquisition.

•

Investment securities totaled $169.5 million as of September 30, 2011, an increase of $42.3 million, or 33.2%, from December 31, 2010. The increase was driven by $46.5 million in securities acquired from GSFC as of the date of acquisition.

•

Loans totaled $653.6 million as of September 30, 2011, an increase of $213.7 million, or 48.6%, from December 31, 2010. The increase in loans was primarily driven by $182.5 million in loans acquired from GSFC as of the date of acquisition, in addition to organic loan growth.

•

Deposits totaled $719.5 million as of September 30, 2011, an increase of $166.2 million, or 30.1%, from December 31, 2010. The acquisition of GSFC added $193.5 million in deposits at acquisition date. Core deposits (i.e., checking, savings and money market accounts) totaled $ million as of September 30, 2011, an increase of $101.8 million, or 30.7%, from December 31, 2010. The Company’s organic core deposits (i.e., checking, savings and money market accounts) increased for the 9th consecutive quarter, posting growth of $9.2 million, or 2.7%, during the third quarter of 2011.

•

Interest income increased $2.0 million, or 22.5%, in the third quarter of 2011 compared to the third quarter of 2010. For the nine months ended September 30, 2011, interest income also increased $2.0 million, or 7.8%, compared to the nine months ended September 30, 2010. The increases were driven primarily by the addition of the earning-assets acquired from GSFC.

•

Interest expense decreased $142,000, or 9.2%, for the third quarter of 2011 compared to the third quarter of 2010. For the nine months ended September 30, 2011, interest expense decreased $647,000, or 14.5%, compared to the nine months ended September 30, 2010. The decreases were primarily due to lower average rates paid on interest-bearing liabilities as the result of reduced market rates and changes in the composition of our interest-bearing liabilities, despite the increase in volume attributable to the GSFC acquisition.

•

The provision for loan losses totaled $526,000 for the third quarter of 2011, an increase of $358,000, or 213.6%, compared to the third quarter of 2010. For the nine months ended September 30, 2011, the provision for loan losses totaled $892,000, an increase of $175,000, or 24.4%, compared to the nine months ended September 30, 2010. The increases were primarily attributable to organic loan growth and a $50,000 provision on the Covered Loan portfolio. Excluding Covered Loans, the allowance for loan losses amounted to 0.76% of total loans and 51.0% of total nonperforming loans as of September 30, 2011, compared to 1.09% and 371.2%, respectively, as of December 31, 2010. The decrease in the allowance for loan losses as a percentage of total loans and as a percentage of nonperforming loans were due to the GSFC acquisition. Acquired loans are recorded at fair value at the date of acquisition, which includes estimated credit losses. Thus, allowances for loan losses were not established at the time of the GSFC acquisition.

•

Noninterest income for the third quarter of 2011 increased $1.0 million, or 165.7%, compared to the third quarter of 2010. For the nine months ended September 30, 2011, noninterest income increased $2.0 million, or 65.5%, compared to the nine months ended September 30, 2010. The increase in the third quarter of 2011 from the same period in 2010 was primarily due to the absence of an $870,000 other-than-temporary impairment of securities charge recorded in the third quarter of 2010, as well as increased higher service fees and charges and bank card fees recorded during the third quarter of 2011. The increase for the nine months ended September 30, 2011 compared to the same period in 2010 was due to a $525,000 settlement payment received by the Company during the second quarter of 2011, higher bank card fees and the absence of OTTI charges recorded in 2010.

•

Noninterest expense for the third quarter of 2011 increased $2.9 million, or 45.0%, compared to the third quarter of 2010. For the nine months ended September 30, 2011, noninterest expense increased $4.7 million, or 25.8%, compared to the nine months ended September 30, 2010. Noninterest expense includes expenses related to the acquisitions of GSFC and Statewide of $1.4 million and $175,000 for the third quarters of 2011 and 2010, respectively. Merger-related expenses for the nine months ended September 30, 2011 and 2010 totaled $1.8 million and $1.1 million, respectively. Aside from merger-related expenses, the increases in noninterest expense are largely attributable to the growth of the Company’s branch network due to the addition of GSFC branches and employees.

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – Loans totaled $653.6 million as of September 30, 2011, an increase of $213.7 million, or 48.6%, from December 31, 2010. Growth in the loan portfolio was primarily driven by the acquisition of GSFC, which added $182.5 million in loans at acquisition date. Organic loan growth during the quarter related primarily to commercial and industrial (an increase of $31.2 million), commercial real estate, (an increase of $10.3 million) and construction and land (an increase of $5.7 million) loans. The Company distinguishes its loan portfolio into two major classes: 1) loans acquired from the FDIC in March 2010 which were from Statewide Bank and which are subject to the FDIC loss sharing agreements, which are referred to as “Covered Loans”, and 2) loans that are not subject to the FDIC loss sharing agreements, which are referred to as “Noncovered Loans.”

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

(dollars in thousands)	September 30, 2011	December 31, 2010	Total Loans Increase/(Decrease)
Noncovered real estate loans:
One- to four-family first mortgage	$174,015	$105,157	$68,858	65.5%
Home equity loans and lines	38,623	24,898	13,725	55.1
Commercial real estate	187,404	115,946	71,458	61.6
Construction and land	64,268	45,177	19,091	42.3
Multi-family residential	14,083	4,493	9,590	213.5

Total noncovered real estate loans	478,393	295,671	182,722	61.8

Noncovered other loans:
Commercial and industrial	80,497	42,247	38,250	90.5
Consumer	27,450	21,546	5,904	27.4

Total noncovered other loans	107,947	63,793	44,154	69.2

Total noncovered loans	586,340	359,464	226,876	63.1
Covered loans	67,296	80,447	(13,151)	(16.3)

Total loans	$653,636	$439,911	$213,725	48.6

(dollars in thousands)	September 30, 2011	December 31, 2010
Covered real estate loans:
One- to four-family first mortgage	$13,972	$17,457
Home equity loans and lines	5,248	6,017
Commercial real estate	34,596	34,878
Construction and land	6,084	12,361
Multi-family residential	1,198	1,225

Total covered real estate loans	61,098	71,938

Covered other loans:
Commercial and industrial	4,599	6,163
Consumer	1,599	2,346

Total covered other loans	6,198	8,509

Total covered loans	$67,296	$80,447

Asset Quality – One of management’s key objectives is maintaining a high level of asset quality. In addition to maintaining credit standards for new loan originations, the Company proactively monitors loans and collection and workout processes of delinquent or problem loans. When a borrower fails to make a scheduled payment, the Company attempts to cure the deficiency by making personal contact with the borrower. Initial contacts are generally made within 10 days after the date the payment is due. In most cases, deficiencies are promptly resolved. If the delinquency continues, late charges are assessed and additional efforts are made to collect the deficiency. Loans which are designated as “special mention,” classified or which are delinquent 90 days or more are reported to the Board of Directors of the Company monthly. For loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases. It is our policy, with certain limited exceptions, to discontinue accruing interest and reverse any interest accrued on any loan which is 90 days or more past due. On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to the borrower’s ability to service the debt in accordance with the terms of the loan agreement. Interest income is not accrued on these loans until the borrower’s financial condition and payment history demonstrate an ability to service the debt.

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

Federal regulations and internal policies require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Company has incorporated an internal asset classification system, substantially consistent with federal banking regulations, as a part of our credit monitoring system. Federal banking regulations set forth a classification scheme for problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the Company will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

The Company’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by federal bank regulators which can order the establishment of additional general or specific loss allowances. The federal banking agencies have adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Our management believes that, based on information currently available, our allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. However, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

The Company reviews and classifies assets monthly. The Board of Directors is provided with monthly reports on our classified assets. Assets are classified in accordance with the management guidelines described above. As of September 30, 2011 and December 31, 2010, substandard loans, excluding loans acquired with credit deterioration, amounted to $11.2 million and $2.3 million, respectively. The amount of the allowance for loan losses allocated to substandard loans totaled $311,000 and $394,000 as of September 30, 2011 and December 31, 2010, respectively. There were no assets classified as doubtful or loss at September 30, 2011 or December 31, 2010.

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

Nonperforming assets (“NPAs”), defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, totaled $28.0 million, or 2.88% of total assets, at September 30, 2011, compared to $22.8 million, or 3.25% of total assets, at December 31, 2010. The increase in NPAs from December 31, 2010 relates to the NPAs acquired from GSFC, which totaled $9.9 million at September 30, 2011, which was partially offset by a $5.5 million decrease in nonperforming Covered Assets. Excluding Covered Assets, the ratio of NPAs to total assets was 1.32% at September 30, 2011, compared to 0.19% at December 31, 2010. The following table sets forth the composition of the Company’s nonperforming assets and troubled debt restructurings as of the dates indicated.

	September 30, 2011			December 31, 2010
(dollars in thousands)	Covered Assets	Noncovered Assets	Total	Covered Assets	Noncovered Assets	Total
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$4,863	$3,725	$8,588	$5,458	$277	$5,735
Home equity loans and lines	597	246	843	271	—	271
Commercial real estate and multi-family	2,251	4,469	6,720	2,879	408	3,287
Construction and land	1,613	212	1,825	4,221	12	4,233
Other loans:
Commercial and industrial	1,244	139	1,383	3,008	351	3,359
Consumer	112	—	112	151	8	159

Total nonaccrual loans	10,680	8,791	19,471	15,988	1,056	17,044
Accruing loans 90 days or more past due	—	—	—	—	—	—

Total nonperforming loans	10,680	8,791	19,471	15,988	1,056	17,044
Foreclosed property	5,495	3,066	8,561	5,661	92	5,753

Total nonperforming assets	16,175	11,857	28,032	21,649	1,148	22,797
Performing troubled debt restructurings	29	587	616	—	721	721

Total nonperforming assets and troubled debt restructurings	$16,204	$12,444	$28,648	$21,649	$1,869	$23,518

Nonperforming loans to total loans (1)		1.50%			0.29%
Nonperforming loans to total assets (1)		0.98%			0.17%
Nonperforming assets to total assets (1)		1.32%			0.19%

(1)	Asset quality ratios exclude assets covered under FDIC loss sharing agreements.

Net loan charge-offs for the third quarter of 2011 were $53,000 compared to $48,000 for the third quarter of 2010. Net loan charge-offs for the nine months ended September 30, 2011 were $282,000 compared to $145,000 for the nine months ended September 30, 2010.

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

With respect to Covered Loans and the loans acquired from GSFC with deteriorated credit quality, the Company follows the reserve standard set forth in ASC 310, Receivables. At acquisition, the Company reviewed each loan to determine whether there was evidence of deterioration in credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The Company considered expected prepayments and estimated the amount and timing of undiscounted expected principal, interest and other cash flows for each loan meeting the criteria above, and determined the excess of the loan’s scheduled contractual principal and interest payments in excess of cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan pool’s cash flows expected to be collected over the fair value, is accreted into interest income over the remaining life of the loan pool (accretable yield). The Company recorded a discount on these loans at acquisition to record them at their realizable cash flow. As a result, acquired loans subject to ASC 310, Receivables, are excluded from the calculation of loan loss reserves at the acquisition date.

Loans acquired in the Statewide and GSFC acquisitions were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. If the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for loan losses. Additionally, the acquired loans will be included in the calculation of the Company’s allowance for loan losses to the extent the losses are not covered by the FDIC loss sharing agreement on Covered Loans, where applicable.

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

The following table presents the activity in the allowance for loan losses during the nine months ended September 30, 2011.

(dollars in thousands)	Amount

Balance, December 31, 2010	$3,920
Provisions charged to operations	892
Loans charged off	(320)
Recoveries on charged off loans	38

Balance, September 30, 2011	$4,530

At September 30, 2011, the Company’s ratio of its allowance for loan losses to total loans was 0.69%, compared to 0.89% at December 31, 2010. The decrease in the ratio of allowance for loan losses to total loans relates primarily to the acquisition of GSFC loan portfolio. Under accounting rules generally accepted in the United States, an acquirer may not carry over the acquiree’s allowance for loan losses. Instead, the acquirer must fair value the cash flows expected to be derived from the acquired loan portfolio. Management has included its credit loss expectations in the acquired loan portfolio’s cash flow assumptions used to derive the portfolio’s fair value. Hence, management believes that expected credit losses in the acquired loan portfolio were appropriately addressed in the fair value adjustments recorded on the acquired loan portfolio. Excluding acquired loans, the ratio of allowance for loan losses to total organic (i.e., not acquired) loans was 1.09% at September 30, 2011 and at December 31, 2010.

Investment Securities

The Company’s investment securities portfolio totaled $169.5 million as of September 30, 2011, an increase of $42.3 million, or 33.2%, from December 31, 2010. The primary reason for the net increase in investment securities was the result of $46.5 million of securities acquired from GSFC. As of September 30, 2011, the Company had a net unrealized gain on its available for sale investment securities portfolio of $2.5 million, compared to $1.0 million as of December 31, 2010.

The Company sold $3.6 million of its non-agency mortgage-backed securities portfolio during the first quarter of 2011. The sale of these securities, which included the below-investment-grade securities held by the Company, resulted in a $166,000 pre-tax net loss during the first quarter of 2011. All of the securities in the Company’s remaining portfolio of non-agency mortgage-backed securities, which had an aggregate amortized cost of $15.9 million as of September 30, 2011, are rated investment grade by Standard & Poor’s and/or Moody’s.

The following table summarizes activity in the Company’s investment securities portfolio during the first nine months of 2011.

(dollars in thousands)	Available for Sale	Held to Maturity

Balance, December 31, 2010	$111,962	$15,220
Purchases	60,581	3,000
Sales	(3,664)	—
Principal payments and calls	(52,417)	(14,280)
Acquired from GSFC, at fair value	46,480	—
Accretion of discounts and amortization of premiums, net	1,165	(1)
Increase in market value	1,407	—

Balance, September 30, 2011	$165,514	$3,939

Funding Sources

Deposits – Deposits totaled $719.5 million as of September 30, 2011, an increase of $166.2 million, or 30.1%, compared to December 31, 2010. The acquisition of GSFC added $193.5 million in deposits during the quarter.

Core deposits (i.e., checking, savings and money market accounts) totaled $ million as of September 30, 2011, an increase of $101.8 million, or 30.7%, from December 31, 2010. The Company’s organic core deposits increased for the ninth consecutive quarter, posting growth of $9.2 million, or 2.7%, during the third quarter of 2011.

	September 30,	December 31,	Increase (Decrease)
(dollars in thousands)	2011	2010	Amount	Percent

Percent Demand deposit	$123,545	$100,579	$22,966	22.8%
Savings	43,802	29,258	14,544	49.7
Money market	172,713	133,245	39,468	29.6
NOW	93,255	68,398	24,857	36.3
Certificates of deposit	286,145	221,738	64,407	29.0

Total deposits	$719,460	$553,218	$166,242	30.1%

Federal Home Loan Bank Advances – Short-term FHLB advances totaled $72.3 million as of September 30, 2011. The Company did not have short-term FHLB advances outstanding as of December 31, 2010. The average rates paid on short-term FHLB advances were 0.09% and 0.10% for the three and nine months ended September 30, 2011, respectively, compared to 0.19% and 0.18% for the three and nine months ended September 30, 2010, respectively.

Long-term FHLB advances totaled $41.1 million as of September 30, 2011 and $13.0 million as of December 31, 2010. The average rates paid on long-term FHLB advances were 1.74% and 2.20% for the three and nine months ended September 30, 2011, respectively, compared to 3.37% and 3.40% for the three and nine months ended September 30, 2010, respectively.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding that allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. Shareholders’ equity increased $1.5 million, or 1.2%, from $131.5 million as of December 31, 2010 to $133.1 million as of September 30, 2011. The increase in shareholders’ equity was due to net income and increases in the unallocated common stock held by the Employee Stock Ownership and the Recognition and Retention Plans, which were partially offset by the Company’s share repurchases.

As of September 30, 2011, the Bank had regulatory capital that was well in excess of regulatory requirements. The following table details the Bank’s actual levels and current regulatory capital requirements as of September 30, 2011.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 risk-based capital	$116,500	20.43%	$22,808	4.00%	$34,212	6.00%
Total risk-based capital	$120,719	21.17%	$45,616	8.00	$57,020	10.00
Tier 1 leverage capital	$116,500	12.17%	$38,290	4.00	$47,863	5.00
Tangible capital	$116,500	12.17%	$14,359	1.50	N/A	N/A

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity Management

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring adequate cash flow exists to meet the Company’s needs, including operating, strategic and capital. The Company develops its liquidity management strategies as part of its overall asset/liability management process. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity. As of September 30, 2011, cash and cash equivalents totaled $32.9 million. At such date, investment securities available for sale totaled $165.5 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. As of September 30, 2011, certificates of deposit maturing within the next 12 months totaled $195.3 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended September 30, 2011, the average balance of our outstanding FHLB advances was $105.8 million. As of September 30, 2011, the Company had $113.5 million in outstanding FHLB advances and had $164.2 million in additional FHLB advances available.

In addition to cash flows from loan and securities payments and prepayments, as well as from sales of securities available for sale, the Company has significant borrowing capacity available to fund liquidity needs. In recent years, the Company has utilized borrowings as a cost efficient addition to deposits as a source of funds. Our borrowings consist of advances from the FHLB of Dallas, of which the Company is a member. Under terms of the collateral agreement with the FHLB, the Company pledges residential mortgage loans and investment securities, as well as the Company’s stock in the FHLB, as collateral for such advances.

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

Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of September 30, 2011.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	7.0%
+200	5.1%
+100	2.8%

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of September 30, 2011 and December 31, 2010.

	Contract Amount
(dollars in thousands)	September 30, 2011	December 31, 2010

Letters of credit	$1,524	$1,190
Lines of credit	51,311	39,225
Undisbursed portion of loans in process	51,409	37,170
Commitments to originate loans	51,083	47,906

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

RESULTS OF OPERATIONS

The Company’s net income for the third quarter of 2011 was $923,000, an increase of $12,000, or 1.4%, compared to the third quarter of 2010. For the nine months ended September 30, 2011, the Company’s net income was $3.0 million, a decrease of $238,000, or 7.4%, compared to the nine months ended September 30, 2010. Diluted earnings per share for the third quarter of 2011 were $0.13, an increase of $0.01, or 8.3%, compared to the third quarter of 2010. Diluted earnings per share for the nine months ended September 30, 2011 were $0.41, a decrease of $0.01, or 2.4%, compared to the nine months ended September 30, 2010.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s net interest spread was 4.48% and 4.46% for the three months ended September 30, 2011 and 2010, respectively, and 4.37% and 4.47% for the nine months ended September 30, 2011 and 2010, respectively. The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.58% and 4.75% for the three months ended September 30, 2011 and 2010, respectively, and 4.63% and 4.80% for the nine months ended September 30, 2011 and 2010, respectively. The decreases in net interest margin were primarily due to lower average yields on interest-earning assets as a result of the current low rate environment.

Net interest income totaled $9.4 million for the three months ended September 30, 2011, an increase of $2.1 million, or 29.2%, compared to the three months ended September 30, 2010. For the nine months ended September 30, 2011, net interest income totaled $23.2 million, an increase of $2.6 million, or 12.6%, compared to the nine months ended September 30, 2010.

Interest income increased $2.0 million, or 22.5%, in the third quarter of 2011 compared to the third quarter of 2010. For the nine months ended September 30, 2011, interest income increased $2.0 million, or 7.8%, compared to the nine months ended September 30, 2010. The increases were driven by higher average balances of interest-earning assets as the result of the GSFC acquisition, which were partially offset by lower average yields on interest-earning assets, due to the current low rate environment.

Interest expense decreased $142,000, or 9.2%, in the third quarter of 2011 compared to the third quarter of 2010. For the nine months ended September 30, 2011, interest expense decreased $647,000, or 14.5%, compared to the nine months ended September 30, 2010. The decreases were primarily due to lower average rates paid on interest-bearing liabilities as the result of reduced market rates and an increase in the average volume of lower cost interest-bearing liabilities.

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

	Three Months Ended September 30,
	2011			2010
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate(1)
Interest-earning assets:
Loans receivable(1)	$612,416	$9,729	6.30%	$456,262	$7,550	6.58%
Investment securities	174,208	1,024	2.36	133,074	1,227	3.69
Other interest-earning assets	28,447	36	0.51	18,813	32	0.67

Total earning assets	815,071	10,789	5.30	608,149	8,809	5.76

Noninterest-earning assets	111,030			95,663

Total assets	$926,101			$703,812

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$300,000	$395	0.53%	$204,939	$371	0.72%
Certificates of deposit	273,407	824	1.21	243,240	1,032	1.68

Total interest-bearing deposits	573,407	1,219	0.85	448,179	1,403	1.24
FHLB advances	105,828	181	0.68	22,570	140	2.48

Total interest-bearing liabilities	679,235	1,400	0.82	470,749	1,543	1.30

Noninterest-bearing liabilities	119,116			99,929

Total liabilities	798,351			570,678
Shareholders’ equity	127,750			133,134

Total liabilities and shareholders’ equity	$926,101			$703,812

Net interest-earning assets	$135,836			$137,400

Net interest spread		$9,389	4.48%		$7,266	4.46%

Net interest margin			4.58%			4.75%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.

	Nine Months Ended September 30,
	2011			2010
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans receivable(1)	$499,261	$24,154	6.49%	$424,194	$21,100	6.65%
Investment securities	150,112	2,802	2.47	131,190	3,913	3.98
Other interest-earning assets	24,754	108	0.58	18,091	94	0.69

Total earning assets	674,127	27,064	5.31	573,475	25,107	5.85

Noninterest-earning assets	101,897			82,042

Total assets	$776,024			$655,517

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$258,452	$1,005	0.51%	$183,807	$992	0.72%
Certificates of deposit	224,721	2,426	1.43	226,907	3,030	1.79

Total interest-bearing deposits	483,173	3,431	0.94	410,714	4,022	1.31
FHLB advances	54,015	397	0.97	22,681	453	2.66

Total interest-bearing liabilities	537,188	3,828	0.94	433,395	4,475	1.38

Noninterest-bearing liabilities	107,727			89,834

Total liabilities	644,915			523,229
Shareholders’ equity	131,109			132,288

Total liabilities and shareholders’ equity	$776,024			$655,517

Net interest-earning assets	$136,939			$140,080

Net interest spread		$23,236	4.37%		$20,632	4.47%

Net interest margin			4.63%			4.80%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.

Provision for Loan Losses – For the quarter ended September 30, 2011, the Company recorded a provision for loan losses of $526,000, compared to a provision of $168,000 for the same period in 2010. For the nine months ended, September 30, 2011, the Company recorded a provision of $892,000, compared to a provision of $717,000 for the same period in 2010. The increases were primarily attributable to organic loan growth and a $50,000 provision on the Covered Loan portfolio recorded in the third quarter of 2011.

At September 30, 2011, the Company’s ratio of allowance for loan losses to total loans was 0.69%, compared to 0.88% September 30, 2010. The decrease in the ratio of allowance for loan losses to total loans relates to the acquisition of the GSFC loan portfolio. Under accounting principles generally accepted in the United States, an acquirer may not carry over the acquiree’s allowance for loan losses. Instead, the acquirer must determine the fair value the cash flows expected to be derived from the acquired loan portfolios. Management has included its credit loss expectations in the acquired loan portfolios’ cash flow assumptions used to derive the portfolios’ fair value. Hence, management believes that expected credit losses in the acquired loan portfolios are appropriately addressed in the fair value adjustments recorded in the acquired loan portfolios. Excluding acquired loans, the ratio of allowance for loan losses to total organic (i.e., not acquired) loans was 1.09% at September 30, 2011.

Noninterest Income – The Company’s noninterest income was $1.6 million for the three months ended September 30, 2011, $1.0 million, or 165.7%, higher than the $613,000 earned for the same period in 2010. Noninterest income was $5.0 million for the nine months ended September 30, 2011, $2.0 million, or 65.5%, higher than the $3.0 million earned for the same period of 2010.

The increase in noninterest income for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to the absence of an $870,000 other-than-temporary impairment of securities charge recorded in the third quarter of 2010 as well as increases in service fees and charges and bank card fees during the third quarter of 2011.

The increase in noninterest income for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to a $525,000 settlement payment received by the Company during the second quarter of 2011, higher bank card fees and the absence of the OTTI charges recorded in 2010.

Noninterest Expense – The Company’s noninterest expense was $9.2 million for the three months ended September 30, 2011, $2.9 million, or 45.0%, higher than the $6.4 million in noninterest expense for the same period in 2010. Noninterest expense was $22.8 million for the nine months ended September 30, 2011, $4.7 million, or 25.8%, higher than the $18.1 million recorded for the same period of 2010.

Noninterest expense includes merger-related costs associated with the acquisition of GSFC of $1.4 million and $1.8 million for the three and nine months ended September 30, 2011, respectively. Noninterest expense for the three and nine months ended September 30, 2010 included merger-related costs associated with the Statewide acquisition of $175,000 and $1.1 million, respectively. Such merger-related expenses include professional fees, data conversion and severance and other employee costs associated with the merger and related systems conversion. Other increases primarily relate to the growth of the Company’s branch network due to the addition of GSFC branches and employees.

Income Taxes – For the quarters ended September 30, 2011 and September 30, 2010, the Company incurred income tax expense of $356,000 and $447,000, respectively. The Company’s effective tax rate amounted to 27.8% and 32.9% during the third quarters of 2011 and 2010, respectively. For each of the nine months ended September 30, 2011 and September 30, 2010, the Company incurred income tax expense of $1.6 million. The Company’s effective tax rate amounted to 34.6% and 33.3% during the nine months ended September 30, 2011 and September 30, 2010, respectively. The effective tax rate during the three month period ended September 30, 2011 was lower than the statutory rate due to non-taxable amortization of purchase accounting adjustments. The effective tax rate during the nine-month periods ended September 30, 2011 was higher than the statutory rate due to non-deductible merger-related expenses. Other differences between the effective tax rate and the statutory tax rate primarily relate to variances in items that are non-taxable or non-deductible (i.e., state tax, tax-exempt income, tax credits, etc.).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2010, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/ Liability Management and Market Risk”. Additional information at September 30, 2011 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
July 1 - July 31, 2011	55,500	$14.58	55,500	322,035
August 1 - August 31, 2011	97,110	14.21	97,110	224,925
September 1 - September 30, 2011	23,000	14.67	23,000	201,925

Total	175,610	14.39	175,610	201,925

(1)

On May 23, 2011, the Company’s Board of Directors approved a share repurchase program. Under the plan, the Company can repurchase up to 402,835 shares, or 5% of its common stock outstanding, through open market or privately negotiated transactions.

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

HOME BANCORP, INC.

November 9, 2011	By:	/s/ John W. Bordelon
John W. Bordelon
President and Chief Executive Officer

November 9, 2011	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer

November 9, 2011	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank First Vice President and Controller