Form 10-K
period 2011-12-31
HOME BANCORP, INC.
filed 2012-03-15
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the 6,212,288 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $14.79 for the common stock on June 30, 2011, as reported by the Nasdaq Stock Market, was approximately $91.9 million. Shares of common stock held by the registrant’s executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of March 9, 2012: 7,757,564

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

HOME BANCORP, INC.

2011 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations hereunder). Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Home Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumptions, many of which are difficult to predict and generally are beyond the control of Home Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of noninterest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Home Bancorp, Inc. is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; (7) we may not fully realize all the benefits we anticipated in connection with our acquisitions or our assumptions may prove to be inaccurate; or (8) legislation or changes in regulatory requirements adversely affecting the business of Home Bancorp, Inc. Home Bancorp, Inc. undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.

As used in this report, unless the context otherwise requires, the terms “we,” “our,” “us,” or the “Company” refer to Home Bancorp, Inc., a Louisiana corporation, and the term “Bank” refers to Home Bank, a federally chartered savings bank and wholly owned subsidiary of the Company. In addition, unless the context otherwise requires, references to the operations of the Company include the operations of the Bank.

PART I

Item 1.	Business.

General. Home Bancorp, Inc. (the “Company”) is a Louisiana corporation that became the holding company for Home Bank in October 2008 upon the Bank’s mutual to stock conversion. Home Bank is a federally chartered community-oriented savings bank which was originally organized in 1908 and is headquartered in Lafayette, Louisiana. The Bank, which is a wholly owned subsidiary of the Company, currently conducts business through 23 banking offices in the Greater Lafayette, Baton Rouge, Greater New Orleans and Northshore (of Lake Ponchartrain) regions of south Louisiana.

The Bank is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. Our principal sources of funds are customer deposits, repayments of loans, repayments of investments and funds borrowed from outside sources such as the Federal Home Loan Bank (“FHLB”) of Dallas. These funds are primarily used for the origination of loans, including one-to-four-family first mortgage loans, home equity loans and lines, commercial real estate loans, construction and land loans, multi-family residential loans, commercial and industrial loans and consumer loans. The Bank derives its income principally from interest earned on loans and investment securities and, to a lesser extent, from fees received in connection with the origination of loans, service charges on deposit accounts and for other services. The Bank’s primary expenses are interest expense on deposits and borrowings and general operating expenses.

We are an active originator of residential home mortgage loans in our market area. Historically, Home Bank was a traditional thrift institution with an emphasis on fixed-rate long-term single-family residential first mortgage loans. Over the course of the last decade, we have shifted our emphasis on the loan products we offer and increased our efforts to originate commercial real estate loans and commercial and industrial loans. Commercial real estate loans and commercial and industrial loans were deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans. In addition, the Bank views commercial real estate and commercial and industrial loans as attractive lending products because the Bank’s commercial borrowers typically maintain deposit accounts at the Bank, increasing the Bank’s core deposits.

The Company’s headquarters office is located at 503 Kaliste Saloom Road, Lafayette, Louisiana, and our telephone number is (337) 237-1960. We maintain a website at www.home24bank.com, and we provide our customers with online banking services. Information on our website should not be considered a part of this Annual Report on Form 10-K.

Market Area and Competition

The Bank has four primary market areas across south Louisiana: Greater Lafayette, Baton Rouge, Greater New Orleans and the Northshore (of Lake Ponchartrain). In 2006, the Bank expanded its operations into Crowley, Louisiana, which is approximately 20 miles west of Lafayette through the acquisition of Crowley Building and Loan Association. In 2007, the Company expanded its operations into Baton Rouge, Louisiana, which is approximately 55 miles east of Lafayette. The Bank currently operates three banking offices in Baton Rouge. In 2010, the Company expanded into the Northshore (of Lake Ponchartrain) through a Federal Deposit Insurance Corporation (“FDIC”) assisted transaction of the former Statewide Bank (“Statewide”). The Bank currently operates six banking offices in the Northshore region. In 2011, the Company expanded into the Greater New Orleans area, which is approximately 140 miles east of Lafayette through its acquisition of GS Financial Corporation (“GSFC”) and its subsidiary, Guaranty Savings Bank (“Guaranty”). The Bank currently operates five banking offices in the Greater New Orleans area. For additional information on our acquisition activity in 2011 and 2010, see Part II, Item 7 in this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview.”

We face significant competition in originating loans and attracting deposits. This competition stems primarily from commercial banks, other savings banks and savings associations, credit unions and mortgage-banking companies. Many of the financial service providers operating in our market areas are significantly larger, and have greater financial resources, than us. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies.

Supervision and Regulation

Set forth below is a brief description of certain laws relating to the regulation of Home Bancorp, Inc. and Home Bank. This description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General. Home Bank is subject to federal regulation and oversight by the Office of the Comptroller of the Currency (“OCC”). The Bank is also subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve Board (“FRB”). Federally chartered savings institutions are required to file periodic reports with the OCC and are subject to periodic examinations by the OCC and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

Until recently, the Bank and the Company were regulated by the Office of Thrift Supervision (“OTS”). As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the OTS was eliminated and, as of July 21, 2011, the regulatory oversight functions and authority of the OTS related to the Bank were transferred to the OCC and the regulatory oversight functions and authority of the OTS related to the Company, which is a savings and loan holding company, were transferred to the FRB. See “Recently Enacted Regulatory Reform.”

Federal law provides the federal banking regulators with substantial enforcement powers. The OCC’s enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC. Any change in such regulations could have a material adverse impact on the Company and the Bank and their operations.

Recently Enacted Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Act. This act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the new law changed the jurisdictions of existing bank regulatory agencies and transferred the regulation of federal savings associations, such as the Bank, from the OTS to the OCC, effective July 21, 2011. Savings and loan holding companies, such as the Company, are now regulated by the FRB. The law also established an independent federal consumer protection bureau within the FRB. The following discussion summarizes significant aspects of the new law that may affect the Company and the Bank. Many of the regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the Dodd-Frank Act are related to the operations of the Bank:

•

A new independent Consumer Financial Protection Bureau (“CFPB”) was established within the FRB, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. However, smaller financial institutions, like the Bank, continue to be subject to the supervision and enforcement of their primary federal banking regulator with respect to federal consumer financial protection laws.

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities was eliminated subject to various grandfathering and transition rules.

•	The prior prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

•	Deposit insurance was permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts is provided through the end of 2012.

•	The deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•

The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35% of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of the Company:

•	Authority over savings and loan holding companies was transferred to the Federal Reserve Board on July 21, 2011.

•

Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies will be extended to thrift holding companies. However, the FRB has not yet issued regulations that address the levels of these capital requirements or when they will apply to the Company.

•

The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•

Public companies are now required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•

A separate, non-binding shareholder vote is now required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•

Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•

Stock exchanges, which include the Nasdaq, will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•

Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

Regulation of Home Bancorp, Inc.

Holding Company Acquisitions. Upon completion of the conversion, the Company became a savings and loan holding company under the Home Owners’ Loan Act, as amended. Federal law generally prohibits a savings and loan holding company, without prior FRB approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares of the savings institution or savings and loan holding company. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the FRB.

The FRB may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Holding Company Activities. The Company is a unitary savings and loan holding company and is permitted to engage only in the activities permitted for financial holding companies under FRB regulations or for multiple savings and loan holding companies. Multiple savings and loan holding companies are permitted to engage in the following activities: (i) activities permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the FRB prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting any insurance agency or escrow business; (iv) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies. Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions, as described below. The Bank is required to notify the FRB 30 days before declaring any dividend. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the FRB and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Securities Laws. We have registered our common stock with the SEC under Section 12(b) of the Securities Exchange Act of 1934. Accordingly, the Company is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions and certain other requirements under the Securities Exchange Act of 1934.

The Sarbanes-Oxley Act. As a public company, Home Bancorp is subject to the Sarbanes-Oxley Act of 2002 which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our principal executive officer and principal financial officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the SEC under the Sarbanes- Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our independent auditors and the Audit Committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

Regulation of Home Bank

General. As the primary federal regulator of Home Bank, the OCC has extensive authority over the operations of federally-chartered savings institutions. As part of this authority, Home Bank is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC and the FDIC. The investment and lending authorities of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors and the Deposit Insurance Fund, administered by the FDIC.

The OCC’s enforcement authority over all savings institutions includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC.

As previously indicated, the jurisdiction of the OTS with respect to the Bank was transferred to the OCC on July 21, 2011.

Insurance of Accounts. The deposits of Home Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OCC an opportunity to take such action.

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

The FDIC’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. The FDIC recently amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessment rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category. The amendments became effective for the quarter beginning April 1, 2011 with the new assessment methodology reflected in the premium invoices due September 30, 2011.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. The annual assessment rate set for the fourth quarter of 2011 was 0.0017% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of Home Bank’s deposit insurance.

On May 22, 2009, the FDIC also adopted a final rule imposing a five basis point special assessment on assets less Tier 1 capital of insured institutions as of June 30, 2009. The special assessment, which amounted to $200,000 in the case of the Bank, was paid in the quarter ended September 30, 2009. The final rule also permits the FDIC to impose an additional special assessment of up to five basis points if necessary to maintain public confidence in federal deposit insurance.

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

Regulatory Capital Requirements. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. The OCC has established capital standards consisting of a “tangible capital requirement,” a “leverage capital requirement” and “a risk-based capital requirement.” The OCC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Current OCC capital standards require savings institutions to satisfy the following capital requirements:

•	tangible capital requirement – “tangible” capital equal to at least 1.5% of adjusted total assets;

•

leverage capital requirement – “core” capital equal to at least 3.0% of adjusted total assets; an additional “cushion” of at least 100 basis points of core capital for all but the most highly rated savings associations, effectively increasing their minimum Tier 1 leverage ratio to 4.0% or more; and

•	risk-based capital requirement – “total” capital (a combination of core and “supplementary” capital) equal to at least 8.0% of “risk-weighted” assets.

Core capital generally consists of common shareholders’ equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect Home Bank’s regulatory capital.

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

Savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of capital as defined by generally accepted accounting principles in the United States (“GAAP”).

As of December 31, 2011, Home Bank exceeded all of its regulatory capital requirements, with total risk-based, tier 1 risk-based capital and leverage capital ratios of 21.13%, 20.34% and 12.53%, respectively.

Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OCC or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The OCC’s capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

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

As of December 31, 2011, Home Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

Capital Distributions. OCC regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for OCC approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a savings and loan holding company (as well as certain other institutions) must still file a notice with the OCC at least 30 days before the board of directors declares a dividend or approves a capital distribution.

Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations. A savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or meeting the OCC QTL test.

Currently, the OCC QTL test requires that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. To be a QTL under the IRS test, the savings institution must meet a “business operations test” and a “60 percent assets test,” each defined in the Internal Revenue Code.

If the savings institution fails to maintain its QTL status, the holding company’s activities are restricted. In addition, it must discontinue any non-permissible business, although the OCC may grant a grace period up to two years for good cause. Nonetheless, any company that controls a savings institution that is not a qualified thrift lender must register as a bank holding company within one year of the savings institution’s failure to meet the QTL test.

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

Under the Dodd-Frank Act, a savings institution not in compliance with the QTL test also is prohibited from paying dividends and is subject to an enforcement action for violation of the Home Owners’ Loan Act, as amended.

As of December 31, 2011, Home Bank met the requirements to be deemed a QTL.

Limitations on Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act. An affiliate of a savings association includes any company or entity which controls the savings institution or that is controlled by a company that controls the savings association. In a holding company context, the holding company of a savings association (such as Home Bancorp, Inc.) and any companies which are controlled by such holding company are affiliates of the savings association. Generally, Section 23A limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings association as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a savings association to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the Home Owners’ Loan Act prohibits a savings association from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act, place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. Home Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act, and as of December 31, 2011 was in compliance with the above restrictions.

Anti-money Laundering. All financial institutions, including savings associations, are subject to federal laws that are designed to prevent the use of the U.S. financial system to fund terrorist activities. Financial institutions operating in the United States must develop anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs are intended to supplement compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. Home Bank has established policies and procedures to ensure compliance with these provisions.

Federal Home Loan Bank System. Home Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. As of December 31, 2011, Home Bank had $93.6 million of FHLB advances and $270.5 million available on its line of credit with the FHLB.

As a member, Home Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1.0% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. As of December 31, 2011, Home Bank had $5.2 million in FHLB stock, which was in compliance with this requirement.

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

Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve Bank. As of December 31, 2011, Home Bank had met its reserve requirement.

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

Federal Taxation

General. Home Bancorp, Inc. and Home Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. Home Bank’s federal and state income tax returns for taxable years through December 31, 2007 have been closed for purposes of examination by the Internal Revenue Service.

The Company will file a consolidated federal income tax return with Home Bank. Accordingly, it is anticipated that any cash distributions made by Home Bancorp to its shareholders would be treated as cash dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes.

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

As of December 31, 2011, the total federal pre-1988 reserve was approximately $1.2 million. The reserve reflects the cumulative effects of federal tax deductions by Home Bank for which no federal income tax provisions have been made.

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences. The alternative minimum tax is payable to the extent that the tax computed on such alternative minimum taxable income is in excess of the regular income tax. Net operating losses, of which the Company has none, can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Company has not been subject to the alternative minimum tax or any such amounts available as credits for carryover.

Net Operating Loss Carryovers. For net operating losses in tax years beginning before August 6, 1997, the Company may carry back net operating losses to the three years preceding the loss year and then forward to fifteen years following the loss years. For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years preceding the loss year and forward to the 20 years following the loss year. As of December 31, 2011, the Company had no net operating loss carry forwards for federal income tax purposes.

Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from Home Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is 80% in the case of dividends received from corporations which a corporate recipient owns less than 80%, but at least 20% of the distribution corporation. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received.

State and Local Taxation

State Taxation. The Company is subject to the Louisiana Corporation Income Tax based on our Louisiana taxable income. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, “Louisiana taxable income” means net income which is earned by us within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction. In addition, the Bank is subject to the Louisiana Shares Tax which is imposed on the assessed value of the Bank’s capital. The formula for deriving the assessed value is to apply the applicable rate to the sum of:

(a) 20% of our capitalized earnings, plus

(b) 80% of our taxable shareholders’ equity, minus

(c) 50% of our real and personal property assessment.

Various items may also be subtracted in calculating a company’s capitalized earnings.

Item 1A.	Risk Factors.

In analyzing whether to make or to continue an investment in our securities, investors should consider, among other factors, the following risk factors.

Risks Related to Our Business

There are increased risks involved with commercial real estate, including multi-family residential, commercial and industrial and construction and land lending activities.

Our lending activities include loans secured by commercial real estate and commercial and industrial loans. We have increased our emphasis on originating commercial real estate loans, including multi-family residential, and commercial and industrial loans in recent years. Commercial real estate lending, multi-family residential lending and commercial and industrial lending generally are considered to involve a higher degree of risk than single-family residential lending due to a variety of factors. As a result of the larger loan balances typically involved in these loans, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. As of December 31, 2011, the largest outstanding balances of our commercial real estate loans and commercial and industrial loans were $10.9 million and $5.9 million, respectively. While we have had relatively nominal charge-offs of commercial real estate loans and commercial and industrial loans in recent years, if one of these large loans were to become non-performing, it could have a significant impact on our results of operations. In addition, our relatively recent emphasis on increasing our originations of commercial real estate and commercial and industrial loans means that our portfolio of these loans is significantly weighted with loans which are not well seasoned and are generally perceived to be more susceptible to adverse economic conditions than older loans.

In addition to commercial real estate and commercial and industrial loans, Home Bank holds a significant portfolio of construction and land loans. As of December 31, 2011, Home Bank’s construction and land loans amounted to $79.0 million, or 11.9% of our loan portfolio. Construction and land loans generally have a higher risk of loss than single-family residential mortgage loans due primarily to the critical nature of the initial estimates of a property’s value upon completion of construction compared to the estimated costs, including interest, of construction as well as other assumptions. If the estimates upon which construction loans are made prove to be inaccurate, we may be confronted with projects that, upon completion, have values which are below the loan amounts. If the Bank is forced to liquidate the collateral associated with such loans at values less than the remaining loan balance, it could have a significant impact on our results of operations.

Our allowance for loan losses may not be adequate to cover probable losses.

We have established an allowance for loan losses based upon various assumptions and judgments about the collectability of our loan portfolio which we believe is adequate to offset probable losses on our existing loans. While we are not aware of any specific factors indicating a deficiency in the amount of our allowance for loan losses, in light of the current economic environment, the increased number of foreclosures and lower real estate values, one of the most pressing current issues faced by financial institutions is the adequacy of their allowance for loan losses. Federal bank regulators have increased their scrutiny of the level of the allowance for losses maintained by regulated institutions. In the event that we have to increase our allowance for loan losses beyond current levels, it would have an adverse effect on our results in future periods. As of December 31, 2011, our allowance for loan losses amounted to $5.1 million, or 0.8% of total loans.

Our decisions regarding the fair value of assets acquired could be inaccurate and our estimated loss sharing receivable in our FDIC-assisted acquisition may be inadequate, which could materially and adversely affect our business, financial condition, results of operations and future prospects.

Management makes various assumptions and judgments about the collectability of acquired loan portfolios, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In our FDIC-assisted acquisition of Statewide, which included loss sharing agreements, we recorded a loss sharing receivable that we consider adequate to absorb future losses which may occur in the acquired Statewide loan portfolio. In determining the size of the loss sharing receivable, we analyzed the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information.

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

Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on Covered Assets. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. Additionally, management may decide to forgo loss sharing coverage on certain assets to allow greater flexibility over the management of certain assets. As of December 31, 2011, $67.1 million, or 7.0%, of the Company’s assets were covered by FDIC loss sharing agreements.

Under the terms of the FDIC loss sharing agreements, the assignment or transfer of the loss sharing agreements to another entity generally requires the written consent of the FDIC. In addition, the Bank may not assign or otherwise transfer the loss sharing agreements during their terms without the prior written consent of the FDIC in all of the following circumstances:

•	a merger or consolidation of the Bank with and into another financial institution;

•	a sale of all or substantially all of the Bank’s assets to another financial institution; and

•	for a period of 36 months after the March 12, 2010 Statewide acquisition date,

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

We evaluate our securities portfolio for other-than-temporary impairment (“OTTI”) throughout the year. Each investment with a fair value less than book value is reviewed quarterly. An impairment charge is recorded against individual securities if management’s review concludes that the decline in value is other than temporary. During the years ended December 31, 2010 and 2009, the Company recorded charges of $1.2 million and $1.9 million, respectively, for OTTI of certain non-agency mortgage-backed securities. As of December 31, 2011, our investment securities portfolio included 15 non-agency mortgage-backed securities with an aggregate amortized cost of $14.8 million, an aggregate fair value of $13.6 million and gross unrealized losses of $1.2 million as of such date. The unrealized losses on such securities at such date primarily related to the levels of delinquencies and defaults in the mortgage loans underlying such securities. Four of the 15 securities in this portfolio have been in a continuous loss position for over 12 months as of December 31, 2011. Additional delinquencies and defaults in the mortgage loans underlying these securities may adversely affect the cash flows received by us and may result in a conclusion in future periods that the securities are other-than-temporarily impaired. Such a conclusion of OTTI would require us to take additional charges to earnings to write down the value of these securities.

We may not succeed in our plan to grow, which could reduce future profitability.

We have grown our branch system by opening additional offices and through acquisitions of other financial institutions. In Baton Rouge, Louisiana, we have opened three banking offices over the past 42 months. Typically, it takes several years for a new banking office to become profitable, and this could adversely affect our earnings in future periods. There also is a risk that, as we geographically expand our lending area, we may not be as successful in assessing the credit risks which are inherent in different markets.

We have acquired and may continue to seek to acquire other financial institutions and/or branch offices. Our ability to successfully acquire other institutions depends on our ability to identify, acquire and integrate such institutions into our franchise. Our experience in mergers and acquisitions consists of an acquisition in 2006 of a one branch building and loan association located in Crowley, Louisiana, an FDIC-assisted acquisition in 2010 of a bank with six branches located in the Northshore (of Lake Ponchartrain) region of Louisiana and an acquisition in 2011 of a savings bank with five branches located in Greater New Orleans. If we were to acquire another institution in the future, our results of operations could be adversely affected if our analysis of the acquisition of such institution was not complete and correct or our integration efforts were not successful. Currently, we have no agreements or understandings with anyone regarding an acquisition.

Our business is geographically concentrated in south Louisiana, which makes us vulnerable to downturns in the local economy.

Most of our loans are to individuals and businesses located in south Louisiana. Regional economic conditions affect the demand for our products and services as well as the ability of our customers to repay loans. While economic conditions in south Louisiana have been stronger than many areas of the United States in recent periods, the concentration of our business operations in south Louisiana makes us vulnerable to downturns in the economies in which we operate. Declines in local real estate values could adversely affect the value of property used as collateral for the loans we make. Historically, the oil and gas industry has constituted a significant component of the economy in south Louisiana. The oil and gas industry remains an important factor in the local economy in the markets that Home Bank operates in and downturns in the oil and gas industry could adversely affect Home Bank.

A natural disaster, especially one affecting our market areas, could adversely affect the Company’s financial condition and results of operations.

Since most of our business is conducted in south Louisiana, most of our credit exposure is in that area. Historically, Louisiana has been vulnerable to natural disasters, including hurricanes, floods and tornados. Natural disasters could harm our operations directly through interference with communications, which would prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our loan portfolio, as uninsured or underinsured losses, including losses from business disruption, may reduce borrowers’ ability to repay their loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural disasters in our market areas could have a material adverse effect on our business, prospects, financial condition and results of operations.

The current economic environment poses significant challenges and could adversely affect the Company’s financial condition and results of operations.

Although the economy in south Louisiana continues to be stronger in comparison to many other areas of the country and the United States as a whole, challenging conditions in the broader economy could adversely affect the financial capacity of businesses and individuals in the Company’s market areas. In particular, adverse developments in the national or international markets in the oil and gas industry could have an adverse impact on economic conditions in the Company’s market areas. The impact of current economic conditions on the Company’s financial results could also include increased levels of nonperforming loans, provisions for loan losses and expense associated with loan collection efforts.

Changes in interest rates could have a material adverse effect on our operations.

The operations of financial institutions are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. If general market rates of interest increase, our interest expense on deposits and borrowings would likely increase which could adversely affect our interest rate spread and net interest income. Changes in interest rates also can affect our ability to originate loans; the value of our interest-earning assets and our ability to realize gains from the sale of such assets; our ability to obtain and retain deposits in competition with other available investment alternatives; and the ability of our borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.

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

There has been a high level of bank failures in recent years, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the year ended December 31, 2009, was $200,000. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. Additional increases in the base assessment rate or special assessments would negatively impact our earnings.

We operate in a highly regulated environment, and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the FRB, the OCC and the FDIC. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Historically low interest rates may adversely affect our net interest income and profitability.

During the past three years it has been the policy of the FRB to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than as available prior to 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has been a contributing factor to increases in net interest income in the short term. Our ability to further lower our interest expense is limited as these interest rate levels already are at very low levels, while the average yield on our interest-earning assets may continue to decrease. The FRB has indicated its intention to maintain low interest rates in the future. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which would have an adverse effect on our profitability.

Legislative or regulatory responses to perceived financial and market problems could impair our rights against borrowers.

Current and future proposals made by members of Congress would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and may limit the ability of lenders to foreclose on mortgage collateral. If proposals such as these, or other proposals limiting the Bank’s rights as creditor, were to be implemented, we could experience increased credit losses on our loans and mortgage-backed securities or increased expense in pursuing our remedies as a creditor.

Government responses to economic conditions may adversely affect our operations, financial condition and earnings.

The Dodd-Frank Act has changed the bank regulatory framework, created an independent consumer protection bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, and established more stringent capital as standards for banks and bank holding companies. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of the Dodd-Frank Act and regulatory actions, may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms or foreclose on property securing loans. These risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for customers. Our interest expense will increase and our net interest margin will decrease if we determine that, due to competitive pressures in the marketplace or otherwise, we begin offering interest on demand deposits to attract additional customers or maintain current customers. Consequently, our business, financial condition or results of operations may be adversely affected.

Our goodwill may be determined to be impaired at a future date depending on the results of periodic impairment tests.

We test goodwill for impairment on an annual basis, or more frequently if necessary. According to applicable accounting requirements, acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. If the quoted market price of our common stock were to decline significantly, or if it was determined that the carrying amount of our goodwill exceeded its implied fair value, we would be required to write down the asset recorded for goodwill as reflected in our Consolidated Statements of Financial Condition. This, in turn, would result in a charge to earnings and, thus, a reduction in shareholders’ equity. See Notes 3 and 8 to the Consolidated Financial Statements for additional information concerning our goodwill and the required impairment test.

We may be unable to successfully integrate GS Financial Corp.’s operations.

On July 15, 2011, we completed the acquisition of GS Financial Corp. The acquisition involved the integration of two companies that previously operated independently. The difficulties of combining the operations of the two companies include:

•	Integrating the former Guaranty Savings Bank branches into the current operations of Home Bank, including the systems conversion;

•	Integrating personnel with diverse business backgrounds;

•	Combining different corporate cultures;

•	Limiting deposit runoff and attracting new deposits and loans;

•	Controlling the incremental noninterest expense from the expansion of our branch network in a manner that enables us to maintain a favorable efficiency ratio;

•	Maintaining customer relationships; and

•	Retaining key employees.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the business and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger such as unexpected costs and managing growth resulting from the merger along with the integration of the two companies’ operations could have an adverse effect on our financial condition and operating results. In addition, differences in the rates we are willing to pay on deposit accounts or rates or terms we are willing to provide to borrowers may result in the loss of customers such that we do not receive the full potential value of the combined entity.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We currently conduct business from nine banking offices in Greater Lafayette, three banking offices in Baton Rouge, five banking offices in Greater New Orleans and six banking offices in the Northshore (of Lake Ponchartrain) region of Louisiana. The Bank owns 22 of its 23 banking offices. The Bank leases the land for one banking office in Covington and leases one banking office in Greater New Orleans.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Home Bancorp, Inc.’s common stock is listed on the Nasdaq Global Market under the symbol “HBCP”. The common stock commenced trading on the Nasdaq Stock Market on October 3, 2008. As of the close of business on December 31, 2011, there were 7,759,954 shares of common stock outstanding, held by approximately 870 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following table sets forth the high and low prices of the Company’s common stock as reported by the Nasdaq Stock Market and cash dividends declared per share for the periods indicated.

For The Quarter Ended	High	Low	Cash Dividends Declared
March 31, 2010	$14.49	$12.05	$—
June 30, 2010	$14.19	$12.75	$—
September 30, 2010	$13.48	$12.34	$—
December 31, 2010	$14.24	$13.00	$—

March 31, 2011	$15.41	$13.25	$—
June 30, 2011	$16.19	$14.00	$—
September 30, 2011	$15.24	$13.73	$—
December 31, 2011	$15.63	$13.66	$—

The following graph demonstrates comparison of the cumulative total returns for the common stock of Home Bancorp, Inc., the NASDAQ Composite Index and the SNL Securities Bank and Thrift Index for the periods indicated. The graph assumes that an investor originally purchased shares on October 3, 2008, the first day that our shares were traded. The graph below represents $100 invested in our common stock at its closing price on October 3, 2008.

	Period Ending
Index	10/03/08	12/31/08	6/30/09	12/31/09	6/30/10	12/31/10	06/30/11	12/31/11
Home Bancorp, Inc.	100.00	84.86	103.92	106.09	112.36	120.28	128.72	134.90
NASDAQ Composite	100.00	81.23	95.02	118.08	110.26	139.50	146.49	138.39
SNL Bank and Thrift	100.00	68.16	58.59	67.25	66.49	75.07	69.47	58.38

The stock price information shown above is not necessarily indicative of future price performance. Information used was obtained from SNL Financial LC, Charlottesville, Virginia. The Company assumes no responsibility for any errors or omissions in such information.

The Company did not sell any of its equity securities during 2011 that were not registered under the Securities Act of 1933.

For information regarding the Company’s equity compensation plans, see Item 12.

(b) Not applicable.

(c) On May 23, 2011, the Company’s Board of Directors approved a share repurchase program authorizing management to repurchase up to 402,835 shares, or 5%, of its common stock outstanding through open market or privately negotiated transactions. The Company’s purchases of its common stock made during the fourth quarter of 2011 consisted of stock repurchases under the Company’s approved plan and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs
October 1—October 31, 2011	12,600	$14.61	12,600	189,325
November 1—November 30, 2011	85,100	14.84	85,100	104,225
December 1—December 31, 2011	4,500	15.27	4,500	99,725

Total	102,200	$14.83	102,200	99,725

Item 6.	Selected Financial Data.

Set forth below is selected summary historical financial and other data of the Company. When you read this summary historical financial data, it is important that you also read the historical financial statements and related notes contained in Item 8 of this Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Selected Financial Condition Data:
Total assets	$963,789	$700,423	$524,636	$528,397	$422,351
Cash and cash equivalents	31,273	36,971	25,710	20,150	11,746
Interest-bearing deposits in banks	5,583	7,867	3,529	1,685	3,267
Cash invested at other ATM locations	—	—	—	24,244	17,143
Investment securities:
Available for sale	155,260	111,962	106,752	114,235	56,995
Held to maturity	3,462	15,220	13,099	4,089	4,693
Loans receivable, net	661,267	435,992	333,296	332,962	306,268
Deposits	730,734	553,218	371,593	354,145	353,536
FHLB advances	93,623	13,000	16,774	44,421	16,883
Shareholders’ equity	134,285	131,530	132,749	126,963	49,383

	For the Years Ended December 31,
(dollars in thousands, except per share data)	2011	2010	2009	2008	2007
Selected Operating Data:
Interest income	$38,435	$33,659	$29,897	$27,429	$25,425
Interest expense	5,217	5,881	6,337	8,747	9,908

Net interest income	33,218	27,778	23,560	18,682	15,517
Provision for loan losses	1,460	865	865	459	420

Net interest income after provision for loan losses	31,758	26,913	22,695	18,223	15,097
Noninterest income	6,781	4,492	2,083	422	2,519
Noninterest expense	30,784	24,373	17,789	14,759	12,906

Income before income taxes	7,755	7,032	6,989	3,886	4,710
Income taxes	2,635	2,344	2,309	1,170	1,387

Net income	$5,120	$4,688	$4,680	$2,716	$3,323

Earnings per share—basic	$0.72	$0.62	$0.58	$1.32	N/A

Earnings per share—diluted	$0.71	$0.62	$0.58	$1.32	N/A

Cash dividends per share	$0.00	$0.00	$0.00	$0.00	N/A

	As of or For the Years Ended December 31,
	2011	2010	2009	2008	2007
Selected Operating Ratios: (1)
Average yield on interest-earnings assets	5.29%	5.60%	5.99%	6.35%	6.73%
Average rate on interest-bearing liabilities	0.89	1.29	1.93	2.69	3.30
Average interest rate spread (2)	4.40	4.31	4.06	3.66	3.43
Net interest margin (3)	4.64	4.62	4.72	4.31	4.09
Average interest-earning assets to average interest-bearing liabilities	124.18	131.52	152.02	133.63	126.29
Noninterest expense to average assets	3.74	3.56	3.36	3.18	3.19
Efficiency ratio (4)	76.96	75.53	69.37	77.26	71.56
Return on average assets	0.62	0.68	0.88	0.59	0.82
Return on average equity	3.88	3.56	3.58	4.12	6.90
Average equity to average assets	16.01	19.44	24.68	14.20	11.90

Asset Quality Ratios: (5) (6)
Non-performing loans as a percent of total loans receivable	1.82%	0.29%	0.38%	0.43%	0.42%
Non-performing assets as a percent of total assets	1.55	0.19	0.32	0.28	0.32
Allowance for loan losses as a percent of non-performing loans as of end of period	45.92	371.2	262.2	182.6	178.7
Allowance for loan losses as a percent of net loans as of end of period	0.83	1.09	1.00	0.78	0.76

Capital Ratios: (5) (7)
Tier 1 risk-based capital ratio	20.34%	22.85%	29.86%	32.50%	18.51%
Leverage capital ratio	12.53	15.46	20.24	19.10	11.68
Total risk-based capital ratio	21.13	23.65	30.74	33.35	19.36

(1)	With the exception of end-of-period ratios, all ratios are based on average monthly balances during the respective periods.
(2)	Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(4)	The efficiency ratio represents noninterest expense as a percentage of total revenues. Total revenues is the sum of net interest income and noninterest income.
(5)	Asset quality and capital ratios are end of period ratios.
(6)

Asset quality ratios exclude assets covered under FDIC loss sharing agreements. At December 31, 2011, Covered Loans and Assets totaled $61.1 million and $67.1 million, respectively. At December 31, 2011, $10.5 million of Covered Loans were contractually not performing. Nonperforming loans consist of nonaccruing loans and loans 90 days or more past due. Nonperforming assets consist of nonperforming loans and repossessed assets. It is our policy to cease accruing interest on all loans 90 days or more past due. Repossessed assets consist of assets acquired through foreclosure or acceptance of title in-lieu of foreclosure.

(7)	Capital ratios are for Home Bank only.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis and discussion of the financial condition and results of operations of Home Bancorp, Inc. (the “Company”), and its wholly owned subsidiary, Home Bank (the “Bank”). This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes included herein in Part II, Item 8, “Financial Statements and Supplementary Data” and the description of our business included herein in Part 1, Item 1 “Business”.

EXECUTIVE OVERVIEW

For the second year in a row, the Company completed a significant acquisition which expanded our geographic reach and overall size of our operations. On July 15, 2011, the Company acquired GS Financial Corp. (“GSFC”), the former holding company of Guaranty Savings Bank (“Guaranty”) of Metairie, Louisiana. On the acquisition date, Home Bancorp Acquisition Corp., a newly created wholly owned subsidiary of the Company, was merged with and into GSFC, and immediately thereafter, GSFC was merged with and into the Company, with the Company as the surviving corporation, and Guaranty, the former subsidiary of GSFC, was merged with and into Home Bank, with Home Bank as the surviving institution. Shareholders of GSFC received $21.00 per share in cash, yielding an aggregate purchase price of $26,417,000. As a result of the acquisition, the Bank now operates five former Guaranty branches in the Greater New Orleans area. Assets acquired totaled $256.7 million, which included loans of $182.4 million, investment securities of $46.5 million and cash of $9.3 million. The Bank also recorded a core deposit intangible asset of $859,000 and goodwill of $354,000 relating to the acquisition of GSFC, and assumed liabilities of $230.6 million, which included $193.5 million in deposits and $34.7 million in Federal Home Loan Bank (“FHLB”) advances.

On March 12, 2010, the Bank acquired certain assets and liabilities of the former Statewide Bank (“Statewide”), a full-service community bank formerly headquartered in Covington, Louisiana, from the Federal Deposit Insurance Corporation (“FDIC”). As a result of the Statewide acquisition, the Bank now operates six branches in the Northshore (of Lake Pontchartrain) region of Louisiana. Assets acquired in the Statewide transaction totaled $188.0 million, which included loans of $110.4 million, investment securities of $24.8 million and cash of $11.6 million. In addition, the Bank recorded an FDIC loss sharing receivable, representing the portion of estimated losses covered by loss sharing agreements between the Bank and the FDIC, of $34.4 million. The loss sharing agreements between the Bank and the FDIC afford us significant protection against future losses in the loan portfolio (“Covered Loans”) and repossessed assets (collectively referred to as “Covered Assets”) acquired in the Statewide transaction. The Bank also recorded a core deposit intangible asset of $1.4 million and goodwill of $560,000 relating to the Statewide acquisition, and assumed liabilities of $223.9 million, which included $206.9 million in deposits and $16.8 million in FHLB advances.

Net income for 2011 totaled $5.1 million, an increase of 9.2% from the $4.7 million earned in 2010. Diluted earnings per share for 2011 were $0.71, an increase of 14.5% from the $0.62 earned for 2010. Key components of the Company’s performance in 2011 are summarized below.

•

Total assets as of December 31, 2011 were $963.8 million, an increase of $263.4 million, or 37.6%, from December 31, 2010. The increase was primarily the result of the GSFC acquisition, which added $256.7 million of assets as of acquisition date.

•

Net loans, including covered loans, as of December 31, 2011 were $661.3 million, an increase of $225.3 million, or 51.7%, from December 31, 2010. The increase in loans was driven by $182.4 million in loans acquired from GSFC and organic loan growth of $63.9 million. Organic loan growth during the year was related primarily to commercial and industrial (up $29.6 million), commercial real estate (up $15.9 million) and construction and land (up $14.0 million) loans. As of December 31, 2011, Covered Loans totaled $61.1 million, a decrease of $19.4 million, or 24.1%, from December 31, 2010.

•

Net office properties and equipment as of December 31, 2011 were $31.8 million, an increase of $8.4 million, or 35.9%, from December 31, 2010. The Company began 2011 with 18 banking offices. The acquisition of five Guaranty locations increased our total number of banking offices to 23.

•

Total customer deposits as of December 31, 2011 were $730.7 million, an increase of $177.5 million, or 32.1%, from December 31, 2010. The increase in deposits was driven by the $193.5 million in deposits assumed in the GSFC acquisition, and strong organic core deposit (i.e., checking, savings and money market) growth. Excluding the core deposits assumed from GSFC, core deposits increased $35.1 million, or 10.6%, during 2011.

•

Shareholders’ equity as of December 31, 2011 was $134.3 million, an increase $2.8 million, or 2.1%, from December 31, 2010. The Company was actively engaged in share repurchase programs in 2011, repurchasing an aggregate of 377,608 shares of its common stock at a weighted average price per share of $14.48 during the year.

•

Interest income increased $4.8 million, or 14.2%, in 2011 compared to 2010. The increase was primarily due to a higher average volume of loans receivable primarily as the result of the GSFC acquisition and organic loan growth, which more than offset decreases in the average yield on investment securities and other interest-earning assets.

•

Interest expense decreased $664,000, or 11.3%, in 2011 compared to 2010. The decrease was primarily due to a decrease in the average rate paid on interest-bearing liabilities as the result of reduced market rates and an improved mix of interest-bearing liabilities.

•

The provision for loan losses totaled $1.5 million in 2011, 68.9% higher than the $865,000 recorded in 2010. The increase was due to organic loan growth and modest credit quality declines in the commercial real estate, construction and land and commercial and industrial loan portfolios. At December 31, 2011, the Company’s ratio of allowance for loan losses to total loans was 0.77%, compared to 0.89% at December 31, 2010. The decrease in the ratio of the allowance for loan losses to total loans primarily reflects that, under generally accepted accounting principles, we adjusted the carrying value of the loans acquired from GSFC to fair value at the date of acquisition and did not carry over their allowance for loan losses with respect to such loans. Excluding loans acquired from GSFC and Statewide (“Acquired Loans”), the ratio of the allowance for loan losses to total organic loans was 1.14% at December 31, 2011 compared to 1.09% at December 31, 2010. Net charge-offs for 2011 were $276,000, or 0.04% of total loans, compared to $297,000, or 0.07%, in 2010.

•

Noninterest income increased $2.3 million, or 51.0%, in 2011 compared to 2010. The increase was primarily the result of the absence of OTTI charges of $1.2 million incurred in 2010 and a $525,000 payment received in settlement of a lawsuit during the second quarter of 2011. Additionally, service fees and charges, bank card fees and gains on the sale of mortgage loans increased in 2011 compared to 2010 as a result of the GSFC acquisition and organic customer growth.

•

Noninterest expense increased $6.4 million, or 26.3%, in 2011 compared to 2010. The increase was primarily the result of higher compensation and benefits, occupancy and data processing and communications expenses related to the GSFC acquisition. The Company incurred $2.1 million in merger costs related to the acquisition of GSFC.

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

Allowance for Loan Losses. The allowance for loan losses on loans in our portfolio is maintained at an amount which management determines covers the reasonably estimable and probable losses on such portfolio. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that represents the amount of probable and reasonably estimable known and inherent losses in the loan portfolio, based on evaluations of the collectability of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure to default, the amount and timing of expected future cash flows on loans, value of collateral, estimated losses on our commercial and residential loan portfolios as well as consideration of general loss experience. All of these estimates may be susceptible to significant change.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. The OCC, as an integral part of its examination processes, periodically reviews our allowance for loan losses. The OCC may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods. As part of the risk management program, an independent review is performed on the loan portfolio, which supplements management’s assessment of the loan portfolio and the allowance for loan losses. The result of the independent review is reported directly to the Audit Committee of the Board of Directors.

Acquired Loans from the Statewide and GSFC transactions were recorded at fair value at the date of acquisition with no carryover of the acquiree institution’s allowance for loan losses. As of December 31, 2011, our allowance for loan losses included $50,000 allocated to Acquired Loans with deteriorated credit quality. Our accounting policy for Acquired Loans is described below under “Acquisition Accounting for Loans.”

Acquisition Accounting for Loans. The Company accounts for acquisitions in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. The fair value of Acquired Loans is represented by the expected cash flows from the portfolio discounted at current market rates. In estimating the cash flows, the Company uses a model based on assumptions about the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severities in the event of defaults and current market rates.

The Company accounts for all of the Covered Loans acquired in the Statewide transaction and approximately $9.6 million of loans acquired in the GSFC transaction under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In accordance with ASC 310-30 and in estimating the fair value of the Acquired Loans as of the acquisition date, we (a) calculate the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimate the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference.

In accordance with ASC 805, Acquired Loans without deteriorated credit are recorded at fair value and accounted for under ASC Topic 310-20, Nonrefundable Fees and Other Costs. Acquired Loans without deteriorated credit quality, which relate solely to the GSFC acquisition, totaled $178.2 million at the date of acquisition.

On the acquisition date, the amount by which the undiscounted expected cash flows exceeded the estimated fair value of the Acquired Loans is the “accretable yield”. The accretable yield is taken into interest income over the life of the loans using the effective yield method. The accretable yield changes over time due to both accretion and as actual and expected cash flows vary from the acquisition date estimated cash flows. The accretable yield is then measured as of each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. The remaining undiscounted expected cash flows are calculated as of each financial reporting date based on information then currently available. Increases in expected cash flows over those originally estimated increase the accretable yield and are recognized as interest income prospectively. Increases in expected cash flows also lead to the reduction of any allowance for loan losses recorded after the acquisition. Decreases in expected cash flows, compared to those originally estimated, decrease the accretable yield and are recognized by recording a provision for loan losses. As the accretable yield increases or decreases from changes in cash flow expectations, the offset is a decrease or increase to the nonaccretable difference. As of December 31, 2011, $50,000 of our allowance for loan losses was allocated to Acquired Loans with deteriorated credit quality.

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

Other-than-temporary Impairment of Investment Securities. Securities are evaluated periodically to determine whether a decline in their fair value is other-than-temporary. The term “other-than-temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Management reviews criteria such as the magnitude and duration of the decline, the reasons for the decline and the performance and valuation of the underlying collateral, when applicable, to predict whether the loss in value is other-than-temporary and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Once a decline in value is determined to be other-than-temporary, the carrying value of the security is reduced to its fair value and a corresponding charge to earnings is recognized for the decline in value determined to be credit related. The decline in value attributable to noncredit factors is recognized in other comprehensive income.

Stock-based Compensation. The Company accounts for its stock options in accordance with ASC Topic 718, Compensation – Stock Compensation. ASC 718 requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Management utilizes the Black-Scholes option valuation model to estimate the fair value of stock options. The option valuation model requires the input of highly subjective assumptions, including expected stock price volatility and option life. These subjective input assumptions materially affect the fair value estimate.

FINANCIAL CONDITION

Loans, Loan Quality and Allowance for Loan Losses

Loans – The types of loans originated by the Company are subject to federal and state laws and regulations. Interest rates charged on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by our competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

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

The loans and repossessed assets that were acquired from Statewide are covered by loss sharing agreements between the FDIC and the Bank, which affords the Bank significant loss protection. As a result of the loss coverage provided by the FDIC, the risk of loss on the Covered Assets is significantly different from those assets not covered under the loss share agreements. As of their acquisition date, Covered Assets were recorded at their fair value, which included an estimate of credit losses. Asset quality information on Covered Assets is reported before consideration of applied loan discounts, as these discounts were recorded based on the estimated cash flow of the total loan pool and not on a specific loan basis. Because of the loss share agreements, balances disclosed below are for general comparative purposes only and do not represent the Company’s risk of loss on Covered Assets. Because these assets are covered by the loss share agreements with the FDIC during the periods specified in the loss sharing agreements, the FDIC will absorb 80% of the first $41,000,000 of losses incurred on Covered Assets and 95% of losses on Covered Assets exceeding $41,000,000. Losses on non-residential Covered Loans are covered during the five-year period subsequent to the acquisition date; while residential Covered Loans are covered for 10 years.

The following tables show the composition of the Company’s loan portfolio as of the dates indicated.

	December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Real estate loans:
One- to four-family first mortgage	$182,817	$122,614	$120,044	$138,173	$134,264
Home equity loans and lines	43,665	30,915	24,678	23,127	23,065
Commercial real estate	226,999	150,824	97,513	84,096	71,964
Construction and land	78,994	57,538	35,364	35,399	25,769
Multi-family residential	20,125	5,718	4,089	7,142	7,242

Total real estate loans	552,600	367,609	281,688	287,937	262,304

Other loans:
Commercial and industrial	82,980	48,410	38,340	34,434	32,968
Consumer	30,791	23,892	16,619	13,197	13,310

Total other loans	113,771	72,302	54,959	47,631	46,278

Total loans	$666,371	$439,911	$336,647	$335,568	$308,582

The loan portfolio increased $226.5 million, or 51.5%, during 2011. The increase includes loans acquired from GSFC, which were recorded at their fair value of $182.4 million on the acquisition date and organic loan growth of $63.9 million. Organic loan growth during the year was related primarily to commercial and industrial (up $29.6 million), commercial real estate (up $15.9 million), construction and land (up $14.0 million) and consumer (up $6.2 million) loans. Covered Loans totaled $61.1 million as of December 31, 2011, a decrease of $19.4 million, or 24.1%, compared to December 31, 2010. The decrease in the Covered Loan portfolio was primarily the result of principal repayments and foreclosures.

The following table reflects contractual loan maturities as of December 31, 2011, unadjusted for scheduled principal reductions, prepayments or repricing opportunities. Of the $487.1 million in loans which have contractual maturity dates subsequent to December 31, 2012, $456.4 million have fixed interest rates and $30.7 million have floating or adjustable interest rates.

	Due In
(dollars in thousands)	One year or less	One through five years	More than five years	Total
One- to four-family first mortgage	$23,494	$45,766	$113,557	$182,817
Home equity loans and lines	8,346	20,462	14,857	43,665
Commercial real estate	40,182	149,380	37,437	226,999
Construction and land	57,440	17,369	4,185	78,994
Multi-family residential	2,566	12,105	5,454	20,125
Commercial and industrial	42,106	38,400	2,474	82,980
Consumer	5,145	6,475	19,171	30,791

Total	$179,279	$289,957	$197,135	$666,371

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

Repossessed assets which are acquired as a result of foreclosure are classified as repossessed assets until sold. Third party property valuations are obtained at the time the asset is repossessed and periodically until the property is liquidated. Repossessed assets are recorded at the lesser of the balance of the loan or fair value less estimated selling costs, at the date acquired or upon receiving new property valuations. Costs associated with acquiring and improving a foreclosed property are usually capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs. Holding costs are charged to expense. Gains and losses on the sale of repossessed assets are charged to operations, as incurred.

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, multi-family residential, construction and land loans and commercial and industrial loans are individually evaluated for impairment. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer. The Company typically orders an “as is” valuation for collateral property if the loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of December 31, 2011 and 2010, impaired loans, excluding Covered Loans, amounted to $6.4 million and $1.7 million, respectively. The increase in impaired loans relates primarily to the impaired loans acquired from GSFC. As of December 31, 2011 and 2010, substandard loans, excluding Covered Loans, amounted to $17.2 million and $2.1 million, respectively. The increase in substandard loans for 2011 includes $11.4 million acquired in the GSFC acquisition. The amount of the allowance for loan losses allocated to impaired or substandard loans, excluding Covered Loans, totaled $478,000 and $394,000 as of December 31, 2011 and 2010, respectively. There were no assets classified as doubtful or loss as of December 31, 2011 or December 31, 2010.

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

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, excluding Covered Assets, amounted to $13.9 million, or 1.55% of total assets, as of December 31, 2011, compared to $1.1 million, or 0.19% of total assets, as of December 31, 2010. The following table sets forth the composition of the Company’s total nonperforming assets, including Covered Assets, and troubled debt restructurings as of the dates indicated.

	December 31,
(dollars in thousands)	2011 (1)	2010(2)	2009	2008	2007
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$8,526	$5,734	$864	$871	$775
Home equity loans and lines	857	271	362	156	12
Commercial real estate	7,891	3,287	—	362	318
Construction and land	2,624	4,234	—	—	—
Multi-family residential	—	—	—	—	—
Other loans:
Commercial and industrial	1,382	3,359	38	9	173
Consumer	187	159	15	29	17

Total nonaccrual loans	21,467	17,044	1,279	1,427	1,295
Accruing loans 90 days or more past due	—	—	—	—	—

Total nonperforming loans	21,467	17,044	1,279	1,427	1,295
Foreclosed property	8,964	5,753	417	37	47

Total nonperforming assets	30,431	22,797	1,696	1,464	1,342
Performing troubled debt restructurings	598	721	556	449	—

Total nonperforming assets and troubled debt restructurings	$31,029	$23,518	$2,252	$1,913	$1,342

Nonperforming loans to total loans	3.22%	3.87%	0.38%	0.43%	0.42%
Nonperforming loans to total assets	2.23%	2.43%	0.24%	0.27%	0.31%
Nonperforming assets to total assets	3.16%	3.25%	0.32%	0.28%	0.32%

(1)

Includes $16.6 million in Covered Assets acquired from Statewide and $9.9 million of assets acquired from GSFC. Excluding Acquired Loans and assets, ratios for nonperforming loans to total loans, nonperforming loans to total assets and nonperforming assets to total assets were 0.85%, 0.51% and 0.54%, respectively, at December 31, 2011.

(2)

Includes $21.6 million in Covered Assets acquired from Statewide. Excluding Covered Loans and Covered Assets, ratios for nonperforming loans to total loans, nonperforming loans to total assets and nonperforming assets to total assets were 0.29%, 0.17% and 0.19%, respectively, at December 31, 2010.

Net charge-offs for 2011 were $276,000, or 0.04% of total loans, compared to $297,000, or 0.07%, in 2010.

Real estate, or other collateral, which is acquired as a result of foreclosure is classified as repossessed assets until sold. Repossessed assets are recorded at fair value less estimated costs to sell. Holding costs are charged to expense. Gains and losses on the sale of repossessed assets are charged to operations, as incurred.

Allowance for Loan Losses – The allowance for loan losses is established through provisions for loan losses. The Company maintains the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses at least quarterly in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio. Our evaluation process includes, among other things, an analysis of delinquency trends, nonperforming loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans, the value of collateral securing loans, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, economic conditions and industry experience. Based on this evaluation, management assigns risk rankings to segments of the loan portfolio. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. These efforts are supplemented by independent reviews and validations performed by an independent loan reviewer. The results of the reviews are reported directly to the Audit Committee of the Board of Directors. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. Federal regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require management to make additional provisions for estimated loan losses based upon judgments different from those of management.

With respect to Acquired Loans, the Company follows the reserve standard set forth in ASC 310, Receivables. At acquisition, the Company reviews each loan to determine whether there is evidence of deterioration in credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each loan pool meeting the criteria above, and determines the excess of the loan pool’s scheduled contractual principal and interest payments in excess of cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the pool’s cash flows expected to be collected over the fair value, is accreted into interest income over the remaining life of the pool (accretable yield). The Company records a discount on these loans at acquisition to record them at their estimated fair values. As a result, Acquired Loans subject to ASC 310 are excluded from the calculation of the allowance for loan losses as of the acquisition date.

Acquired Loans were recorded as of their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. Under current accounting principles, if the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for loan losses. As of December 31, 2011, $50,000 of our allowance for loan losses was allocated to Acquired Loans with deteriorated credit quality.

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

The following table presents the activity in the allowance for loan losses for the years indicated.

	For the Years Ended December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Balance, beginning of year	$3,920	$3,352	$2,606	$2,314	$2,008
Provision charged to operations	1,460	865	865	459	420
Loans charged off:
One- to four-family first mortgage	—	—	—	—	17
Home equity loans and lines	—	174	66	30	52
Commercial real estate	—	65	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	281	106	21	88	16
Consumer	53	24	54	94	40
Recoveries on charged off loans	58	72	22	45	11

Balance, end of year	$5,104	$3,920	$3,352	$2,606	$2,314

At December 31, 2011, the Company’s ratio of allowance for loan losses to total loans was 0.77%, compared to 0.89% at December 31, 2010. The decrease in the ratio of the allowance for loan losses to total loans relates to the accounting for Acquired Loans. Under accounting principles generally accepted in the United States, an acquirer may not carry over the acquiree’s allowance for loan losses. Instead, the acquirer must fair value the cash flows expected to be derived from the acquired loan portfolio. Management has included its credit loss expectations in the acquired loan portfolios’ cash flow assumptions used to derive the portfolios’ fair value. Hence, management believes that expected credit losses in the acquired loan portfolios were appropriately addressed in the fair value adjustments recorded on the acquired loan portfolios. Excluding Acquired Loans, the ratio of allowance for loan losses to total organic loans was 1.14% at December 31, 2011, compared to 1.09% at December 31, 2010. Expected cash flows of the commercial and industrial Covered Loan portfolio decreased during 2011; therefore, a provision to the allowance for loan losses in the amount of $50,000 was recorded to cover additional expected losses in this portfolio. Ongoing evaluations of the Acquired Loan portfolios may result in additional provisions for Acquired Loans.

The following table presents the allocation of the allowance for loan losses as of December 31 of the years indicated.

	December 31,
	2011		2010		2009		2008		2007
(dollars in thousands)	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans
One- to four-family first mortgage	$778	27.4%	$641	27.9%	$383	35.7%	$399	41.2%	$387	43.5%
Home equity loans and lines	336	6.6	296	7.0	351	7.3	345	6.9	302	7.5
Commercial real estate and multi-family	1,819	37.1	1,304	35.6	999	30.2	1,175	27.2	925	25.7
Construction and land	904	11.9	666	13.1	670	10.5	212	10.5	201	8.3
Commercial and industrial	922	12.4	746	11.0	738	11.4	327	10.3	316	10.7
Consumer	345	4.6	267	5.4	211	4.9	148	3.9	183	4.3

Total	$5,104	100.0%	$3,920	100.0%	$3,352	100.0%	$2,606	100.0%	$2,314	100.0%

Investment Securities

The Company invests in securities pursuant to our Investment Policy, which has been approved by our Board of Directors. The Investment Policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate or credit risk and to provide and maintain liquidity. The Asset-Liability Committee (“ALCO”), comprised of the Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Chief Operations Officer and Director of Financial Reporting, monitors investment activity and ensures that investments are consistent with the Investment Policy. The Board of Directors of the Company reviews investment activity monthly.

The investment securities portfolio increased by an aggregate of $31.5 million, or 24.8%, during 2011. The increase was the result of the acquisition of GSFC’s investment securities portfolio, which totaled $46.5 million at acquisition date. The growth from acquired securities was partially offset by principal paydowns and sales. Securities available for sale made up 97.8% of the investment securities portfolio as of December 31, 2011. The following table sets forth the amortized cost and market value of our investment securities portfolio as of the dates indicated.

	December 31,
	2011		2010		2009
(dollars in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Available for sale:
U.S. agency mortgage-backed	$113,692	$116,529	$83,514	$85,335	$60,338	$62,092
Non-U.S. agency mortgage-backed	14,833	13,679	21,305	20,451	39,707	37,853
Municipal bonds	11,598	12,221	—	—	—	—
U.S. government agency	12,521	12,831	6,094	6,176	6,840	6,807

Total available for sale	152,644	155,260	110,913	111,962	106,885	106,752

Held to maturity:
U.S. agency mortgage-backed	2,289	2,338	3,857	3,943	5,736	5,781
Municipal bonds	1,173	1,237	1,363	1,441	1,363	1,439
U.S. government agency	—	—	10,000	10,016	6,000	5,957

Total held to maturity	3,462	3,575	15,220	15,400	13,099	13,177

Total investment securities	$156,106	$158,835	$126,133	$127,362	$119,984	$119,929

The following table sets forth the fixed versus adjustable rate profile of the investment securities portfolio as of the dates indicated. All amounts are shown at amortized cost.

	December 31,
(dollars in thousands)	2011	2010	2009
Fixed rate:
Available for sale	$55,633	$32,391	$30,023
Held to maturity	3,462	5,220	7,099

Total fixed rate	59,095	37,611	37,122

Adjustable rate:
Available for sale	97,011	78,522	76,862
Held to maturity	—	10,000	6,000

Total adjustable rate	97,011	88,522	82,862

Total investment securities	$156,106	$126,133	$119,984

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities as of December 31, 2011. No tax-exempt yields have been adjusted to a tax-equivalent basis. All amounts are shown at amortized cost.

	Amounts as of December 31, 2011 which mature in:
(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Available for sale:
U.S. agency mortgage-backed	$—	$1,704	$13,811	$98,177	$113,692
Non-U.S. agency mortgage-backed	—	—	—	14,833	14,833
Municipal bonds	—	1,370	6,950	3,278	11,598
U.S. government agency	—	5,000	1,987	5,534	12,521

Total available for sale	—	8,074	22,748	121,822	152,644

Weighted average yield	—%	2.14%	2.11%	2.16%	2.15%

Held to maturity:
U.S. agency mortgage-backed	—	1,413	876	—	2,289
Municipal bonds	200	973	—	—	1,173

Total held to maturity	200	2,386	876	—	3,462

Weighted average yield	4.00%	3.02%	3.10%	—%	3.10%

Total investment securities	$200	$10,460	$23,624	$121,822	$156,106

The following table summarizes activity in the Company’s investment securities portfolio during 2011.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2010	$111,962	$15,220
Purchases	60,581	3,000
Sales	(4,783)	—
Principal maturities, prepayments and calls	(61,354)	(14,757)
Amortization of premiums and accretion of discounts	807	(1)
Acquired from GSFC, at fair value	46,480	—
Increase in market value	1,567	—

Balance, December 31, 2011	$155,260	$3,462

As of December 31, 2011, the Company had a net unrealized gain on its available for sale investment securities portfolio of $2.6 million, compared to $1.1 million as of December 31, 2010. Due to increasing delinquencies and defaults in the mortgage loans underlying certain non-agency mortgage-backed securities we own, the Company recorded OTTI charges of $1.2 million and $1.9 million during 2010 and 2009, respectively. The amortized cost of this portfolio decreased from $21.3 million as of December 31, 2010 to $14.8 million as of December 31, 2011, which was primarily the result of principal paydowns and security sales. During the year ended December 31, 2011, the Company sold an aggregate of $4.8 million of non-agency mortgage-backed securities at a loss of $171,000. Based on management’s review of the remaining investment portfolio, no other declines in the market value of the Company’s investment securities are deemed to be other-than-temporary as of December 31, 2011.

The following table summarizes the Company’s non-agency mortgage-backed securities portfolio as of the dates indicated (dollars in thousands).

			December 31, 2011		December 31, 2010
Collateral	Tranche	S&P Rating	Amortized Cost	Unrealized Gain/(Loss)	Amortized Cost	Unrealized Gain/(Loss)
Prime	Super Senior	AAA	$1,930	$(171)	$2,249	$(24)
Prime	Senior	AAA (1)	12,172	(1,020)	14,645	(406)
Prime	Senior support	AAA	697	31	1,104	(309)
Alt-A	Super senior	Below investment grade	—	—	1,360	(123)
Alt-A	Senior	AAA	34	6	479	20
Alt-A	Senior	Below investment grade (2)	—	—	1,468	(12)

Total non-agency mortgage-backed securities			$14,833	$(1,154)	$21,305	$(854)

(1)

As of December 31, 2011 and 2010, includes one security with an amortized cost of $1.4 million and $1.6 million, respectively, and an unrealized loss of $94,000 and an unrealized gain of $14,000, respectively, not rated by S&P. This security was rated “Baa2” by Moody’s as of December 31, 2011 and “Aaa” by Moody’s as of December 31, 2010.

(2)	As of the dates indicated, this security was not rated by S&P, but was rated “Caa2” by Moody’s.

The Company holds no Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”) preferred stock, equity securities, corporate bonds, trust preferred securities, hedge fund investments, collateralized debt obligations or structured investment vehicles.

Funding Sources

General – Deposits, loan repayments and prepayments, proceeds from investment securities sales, calls, maturities and paydowns, cash flows generated from operations and FHLB advances are our primary, ongoing sources of funds for use in lending, investing and for other general purposes.

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

Total deposits were $730.7 million as of December 31, 2011, an increase of $177.5 million, or 32.1%, compared to $553.2 million as of December 31, 2010. The acquisition of GSFC added $193.5 million in deposits during the third quarter of 2011.

The Company experienced strong core deposit growth during 2011. Core deposits totaled $446.0 million as of December 31, 2011, an increase of $114.5 million, or 34.5%, compared to December 31, 2010. Excluding core deposits acquired from GSFC, core deposits increased $35.1 million, or 10.6%, during 2011. The following table sets forth the composition of the Company’s deposits as of the dates indicated.

	December 31,		Increase/(Decrease)
(dollars in thousands)	2011	2010	Amount	Percent
Demand deposit	$127,828	$100,579	$27,249	27.1%
Savings	43,671	29,258	14,413	49.3
Money market	180,790	133,245	47,545	35.7
NOW	93,679	68,398	25,281	37.0
Certificates of deposit	284,766	221,738	63,028	28.4

Total deposits	$730,734	$553,218	$177,516	32.1%

The following table shows the average balance and average rate paid for each type of deposit for the periods indicated.

	For the Years Ended December 31,
(dollars in thousands)	2011			2010			2009
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Savings, checking and money market	$272,513	$1,372	0.50%	$196,561	$1,278	0.65%	$143,231	$1,056	0.74%
Certificates of deposit	239,583	3,254	1.34	239,872	4,038	1.68	159,928	4,473	2.80

Total interest -bearing deposits	$512,096	$4,626	0.89%	$436,433	$5,316	1.22%	$303,159	$5,529	1.82%

Certificates of deposit $100,000 and over increased $38.2 million, or 39.0%, from $92.2 million as of December 31, 2010 to $130.4 million as of December 31, 2011. The following table details the remaining maturity of large-denomination certificates of deposit of $100,000 and over.

	December 31,
(dollars in thousands)	2011	2010	2009
3 months or less	$28,366	$21,764	$15,112
3—6 months	20,236	17,690	14,828
6—12 months	33,410	24,457	13,520
12—36 months	38,254	24,574	18,973
More than 36 months	10,151	3,685	1,589

Total certificates of deposit	$130,417	$92,170	$64,022

Federal Home Loan Bank Advances – Advances from the FHLB may be obtained by the Company upon the security of the common stock it owns in the FHLB and certain of its real estate loans and investment securities, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Advances from the FHLB may be either short-term, maturities of one year or less, or long-term, maturities in excess of one year.

Short-term FHLB advances totaled $52.6 million as of December 31, 2011, compared to no short-term advances as of December 31, 2010. The increase in short-term advances resulted primarily from funding the cash consideration paid to shareholders of GSFC as well as the utilization of borrowing to fund organic loan growth. Shareholders of GSFC received $21.00 per share in cash, or an aggregate of $26.4 million. The average rates paid on short-term FHLB advances were 0.12% and 0.19% for 2011 and 2010, respectively.

Long-term FHLB advances totaled $41.0 million as of December 31, 2011, an increase of $28.0 million, or 215.3%, compared to December 31, 2010. The increase in long-term advances was primarily the result of $19.3 million in long-term advances assumed in the GSFC acquisition. The average rates paid on long-term FHLB advances were 1.98% and 3.34% for 2011 and 2010, respectively.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. As of December 31, 2011, shareholders’ equity totaled $134.3 million, an increase of $2.8 million, or 2.1%, compared to $131.5 million as of December 31, 2010. The increase was primarily the result of a $5.1 million increase in retained earnings, a $1.0 million increase in other comprehensive income and an aggregate $1.1 million increase in unearned common stock held by the employee stock ownership plan (“ESOP”) and 2009 Recognition and Retention Plan (“RRP”) as a result of shares vesting in the plans, which was partially offset by treasury stock purchases of $5.5 million in 2011.

RESULTS OF OPERATIONS

The Company reported net income of $5.1 million in 2011, an increase of $432,000 compared to the $4.7 million reported in 2010 and 2009. Diluted earnings per share were $0.71, $0.62 and $0.58 in 2011, 2010 and 2009, respectively.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s net interest spread was 4.40%, 4.31% and 4.06% for the years ended December 31, 2011, 2010 and 2009, respectively. The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.64%, 4.62% and 4.72% during the years ended December 31, 2011, 2010 and 2009, respectively. The increase in net interest spread in 2011 compared to 2010 was the result of mix changes in interest-earning assets and lower costs on interest-bearing liabilities.

Net interest income increased $5.4 million, or 19.6%, in 2011 to $33.2 million, compared to $27.8 million in 2010. This increase was due to a $4.8 million, or 14.2%, increase in interest income and a $664,000, or 11.3%, decrease in interest expense. The improvement in net interest income in 2011 compared to 2010 was primarily due to an increase in our average loan portfolio, primarily as a result of the acquisition of GSFC as well as organic loan and core deposit growth.

In 2010, net interest income increased $4.2 million, or 17.9%, to $27.8 million, compared to $23.6 million in 2009. This increase was due to a $3.8 million, or 12.6%, increase in interest income and a $456,000, or 7.2%, decrease in interest expense. The improvement in net interest income in 2010 compared to 2009 was the result of increased volumes of interest-earning assets primarily as a result of the Statewide acquisition, lower average rates paid on interest-bearing deposits and an improved mix of interest-bearing deposits. This improvement was partially offset by lower average yields on interest-earning assets as loan and investment yields declined due to the low interest rate environment.

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

	For the Years Ended December 31,
(dollars in thousands)	2011			2010			2009
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans receivable(1)	$539,956	$34,605	6.43%	$447,606	$28,557	6.38%	$341,986	$22,321	6.53%
Investment securities	153,175	3,686	2.38	129,523	4,970	3.84	121,612	6,570	5.40
Other interest-earning assets	25,072	144	0.57	23,926	132	0.55	35,434	1,005	2.84

Total earning assets	718,203	38,435	5.29	601,055	33,659	5.60	499,032	29,896	5.99

Noninterest-earning assets	105,154			84,036			30,957

Total assets	$823,357			$685,091			$529,989

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$272,513	$1,372	0.50%	$196,561	$1,278	0.65%	$143,231	$1,056	0.74%
Certificates of deposit	239,583	3,254	1.34	239,872	4,038	1.68	159,928	4,473	2.80

Total interest-bearing deposits	512,096	4,626	0.89	436,433	5,316	1.22	303,159	5,529	1.82
FHLB advances	66,264	591	0.88	20,587	565	2.75	25,117	807	3.21

Total interest-bearing liabilities	578,360	5,217	0.89	457,020	5,881	1.29	328,276	6,336	1.93

Noninterest-bearing liabilities	113,194			94,880			70,913

Total liabilities	691,554			551,900			399,189
Shareholders’ equity	131,803			133,191			130,800

Total liabilities and shareholders’ equity	$823,357			$685,091			$529,989

Net interest-earning assets	$139,843			$144,035			$170,756

Net interest income; net interest spread		$33,218	4.40%		$27,778	4.31%		$23,560	4.06%

Net interest margin			4.64%			4.62%			4.72%

(1)

Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process. Acquired Loans were recorded at fair value upon acquisition and accrete interest income over the remaining life of the respective loans.

The following table displays the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in average volume between periods times prior year rate), (ii) changes attributable to rate (changes in average rate between periods times prior year volume) and (iii) total increase (decrease).

	2011 Compared to 2010 Change Attributable To			2010 Compared to 2009 Change Attributable To
(dollars in thousands)	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
Interest income:
Loans receivable	$182	$5,866	$6,048	$(523)	$6,759	$6,236
Investment securities	(2,040)	756	(1,284)	(2,004)	404	(1,600)
Other interest-earning assets	5	7	12	(623)	(250)	(873)

Total interest income	(1,853)	6,629	4,776	(3,150)	6,913	3,763

Interest expense:
Savings, checking and money market accounts	(361)	455	94	(140)	362	222
Certificates of deposit	(798)	14	(784)	(2,176)	1,741	(435)
FHLB advances	(309)	335	26	(56)	(186)	(242)

Total interest expense	(1,468)	804	(664)	(2,372)	1,917	(455)

Increase (decrease) in net interest income	$(385)	$5,825	$5,440	$(778)	$4,996	$4,218

Interest income includes interest income earned on earning assets as well as applicable loan fees earned. Interest income that would have been earned on nonaccrual loans had they been on accrual status is not included in the data reported above.

Provision for Loan Losses – We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. This policy is significantly affected by our judgment and uncertainties. There is likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions. Our activity in the provision for loan losses, which are charges or recoveries to operating results, is undertaken in order to maintain a level of total allowance for loan losses that management believes covers all known and inherent losses that are both probable and reasonably estimable as of each reporting date. Our evaluation process typically includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, general economic conditions and industry experience. The OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. The OCC may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. As part of the risk management program, an independent review is performed on the loan portfolio, which supplements management’s assessment of the loan portfolio and the allowance for loan losses. The result of the independent review is reported to the Audit Committee of the Board of Directors.

For the year ended December 31, 2011, the Company recorded a provision for loan losses of $1.5 million, compared to provisions of $865,000 for 2010 and 2009. The amount of provision for loan losses for 2011 was the result of organic loan growth primarily in our commercial loans, which generally are considered to have a higher degree of risk than single-family residential mortgage loans, as well as modest credit quality declines in the Bank’s commercial real estate, construction and land and commercial and industrial loan portfolios.

Net charge-offs were $276,000 for 2011, compared to $297,000 and $119,000 for 2010 and 2009, respectively. At December 31, 2011, the Company’s ratio of allowance for loan losses to total loans was 0.77%, compared to 0.89% at December 31, 2010. Excluding Acquired Loans of GSFC and Statewide, the ratio of allowance for loan losses to total organic loans was 1.14% at December 31, 2011 compared to 1.09% at December 31, 2010. The expected cash flows of the Covered Loan portfolio were re-evaluated during 2011. Due to decreased cash flow expectations in the covered commercial and industrial loan portfolio, the Company recorded a provision for loan losses during the year ended December 31, 2011 of $50,000. Ongoing evaluations of the Acquired Loan portfolio may result in additional provisions for Acquired Loans.

Noninterest Income –The following table illustrates the primary components of noninterest income for the years indicated.

(dollars in thousands)	2011	2010	Percent Increase (Decrease)	2009	Percent Increase (Decrease)
Noninterest income:
Service fees and charges	$2,161	$2,013	7.3%	$1,850	8.8%
Bank card fees	1,738	1,419	22.5	1,090	30.2
Gain on sale of loans, net	910	716	27.1	611	17.2
Income from bank-owned life insurance	579	632	(8.4)	292	116.2
Other-than-temporary impairment of securities	—	(1,229)	100.0	(1,888)	34.9
Gain (loss) on sale of securities, net	(171)	59	(390.9)	—	—
Accretion of FDIC loss sharing receivable	851	738	15.3	—	—
Settlement of litigation	525	—	—	—	—
Other income	188	144	31.0	128	11.7

Total noninterest income	$6,781	$4,492	51.0%	$2,083	115.7%

2011 compared to 2010

The Company’s noninterest income totaled $6.8 million for the year ended December 31, 2011, an increase of $2.3 million, or 51.0%, compared to the year ended December 31, 2010. The increase was primarily the result of the absence of OTTI charges of $1.2 million incurred in 2010 and a $525,000 payment received in settlement of a lawsuit during the second quarter of 2011. Additionally, service fees and charges, bank card fees and gains on the sale of mortgage loans increased as a result of the GSFC acquisition and organic customer growth. Accretion of the FDIC loss sharing receivable, which represents the indemnification asset related to the Statewide loss sharing agreements, increased to $851,000 in 2011, compared to $738,000 in 2010, primarily reflecting a full year of accretion of the receivable.

2010 compared to 2009

The Company’s noninterest income totaled $4.5 million for the year ended December 31, 2010, an increase of $2.4 million, or 115.7%, compared to the year ended December 31, 2009. The increase was primarily the result of accretion of the FDIC loss sharing receivable related to the Statewide acquisition in 2010 of $738,000 (such accretion was not present in 2009), a $659,000 decrease in OTTI charges, increased bank card fees as a result of the Statewide acquisition and a $340,000 increase in income from bank owned life insurance as a result of $9.7 million of additional policies purchased by the Company in the fourth quarter of 2009.

OTTI charges of $1.2 million and $1.9 million were recorded during 2010 and 2009, respectively, due to the deteriorating credit performance of the mortgage loans underlying the Company’s non-agency mortgage-backed securities portfolio. These charges are reflected in noninterest income as “Other-than-temporary impairment of securities”.

Noninterest Expense –The following table illustrates the primary components of noninterest expense for the years indicated.

(dollars in thousands)	2011	2010	Percent Increase (Decrease)	2009	Percent Increase (Decrease)
Noninterest expense:
Compensation and benefits	$17,821	$14,504	22.9%	$10,827	34.0%
Occupancy	2,634	2,218	18.7	1,297	71.0
Marketing and advertising	980	827	18.6	634	30.5
Data processing and communication	3,142	2,142	46.7	1,402	52.7
Professional services	1,378	1,084	27.1	897	20.9
Forms, printing and supplies	542	513	5.7	378	35.6
Franchise and shares tax	676	401	68.7	610	(34.3)
Regulatory fees	858	621	38.3	596	4.1
Foreclosed assets, net	472	241	95.2	(19)	1380.1
Other expenses	2,280	1,822	25.1	1,167	56.1

Total noninterest expense	$30,783	$24,373	26.3%	$17,789	37.0%

2011 compared to 2010

Noninterest expense for 2011 totaled $30.8 million, an increase of $6.4 million, or 26.3%, from 2010. Noninterest expense for 2011 and 2010 includes merger-related expenses of $2.1 million and $1.0 million, respectively. Excluding merger-related expenses, the increase in noninterest expense was primarily the result of the addition of GSFC employees, its operations and facilities and higher costs associated with foreclosed assets. The acquisition of GSFC added 32 permanent employees and five banking offices. Data processing and communication expenses in 2011 include a $500,000 termination fee paid upon the cancellation of GSFC’s existing data processing contract.

2010 compared to 2009

The Company’s noninterest expense totaled $24.4 million for the year ended December 31, 2010, an increase of $6.6 million or 37.0%, compared to December 31, 2009. The increase in noninterest expense was primarily the result of the addition of Statewide employees, its operations and facilities. Compensation and benefits, occupancy and data processing communications expense increased $3.7 million, $921,000 and $740,000, respectively, primarily due to the Statewide acquisition and the addition of our Baton Rouge headquarters location in March 2010. The Company began 2010 with 11 full-service banking offices. The acquisition of six Statewide locations and the opening of our Baton Rouge headquarters increased our total number of banking offices to 18. Compensation and benefits expense also included a full year of vesting expense related to award grants under the stock option and recognition and retention plans approved by the Company’s shareholders in May 2009. Other expenses increased due to the amortization of the core deposit intangible resulting from the Statewide acquisition, which totaled $208,000 for the year ended December 31, 2010.

Income Taxes – For the years ended December 31, 2011, 2010 and 2009, the Company incurred income tax expense of $2.6 million, $2.3 million and $2.3 million, respectively. The Company’s effective tax rate amounted to 34.0%, 33.3% and 33.0% during 2011, 2010 and 2009, respectively. The difference between the effective tax rate and the statutory tax rate primarily related to variances in items that are non-taxable or non-deductible, primarily the effect of tax-exempt income and various tax credits taken.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. As of December 31, 2011, our cash and cash equivalents totaled $31.3 million. In addition, as of such date, our available for sale investment securities totaled $155.3 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. As of December 31, 2011, we had certificates of deposit maturing within the next 12 months totaling $181.8 million. Based upon historical experience, we anticipate that the majority of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years, we have utilized borrowings as a cost efficient addition to deposits as a source of funds. Our borrowings consist of advances from the FHLB, of which we are a member. Under terms of the collateral agreement with the FHLB, we may pledge residential mortgage loans and mortgage-backed securities as well as our stock in the FHLB as collateral for such advances. For the year ended December 31, 2011, the average balance of our outstanding FHLB advances was $66.3 million. As of December 31, 2011, we had $93.6 million in outstanding FHLB advances and $270.5 million in additional FHLB advances available to us.

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

Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rate as of December 31, 2011.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	6.0%
+200	4.3
+100	2.4

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

The principal objective of our interest rate risk management function is to evaluate the interest rate risk embedded in certain balance sheet accounts, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements, performance objectives and interest rate environment and manage the risk consistent with approved guidelines. We seek to manage our exposure to risks from changes in interest rates while at the same time trying to improve our net interest spread. We monitor interest rate risk as such risk relates to our operating strategies. We have established an Asset/Liability Committee (“ALCO”), which is comprised of our Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Chief Operations Officer and Director of Financial Reporting. The ALCO is responsible for reviewing our asset/liability and investment policies and interest rate risk position. The ALCO meets at least monthly. The extent of the movement of interest rates is an uncertainty that could have a negative impact on future earnings.

In recent years, we primarily have utilized the following strategies in our efforts to manage interest rate risk:

•	we have increased our originations of shorter term loans, particularly commercial real estate and commercial and industrial loans;

•	we generally sell our conforming long-term (30-year) fixed-rate single-family residential mortgage loans into the secondary market; and

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

	Contract Amount
(dollars in thousands)	2011	2010
Standby letters of credit	$1,626	$1,190
Available portion of lines of credit	60,675	39,225
Undisbursed portion of loans in process	37,840	37,170
Commitments to originate loans	53,711	47,906

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and the undisbursed portion of construction loans as of December 31, 2011.

(dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Unused commercial lines of credit	$35,768	$47	$54	$137	$36,006
Unused personal lines of credit	4,812	14,542	1,684	3,631	24,669
Undisbursed portion of loans in process	37,840	—	—	—	37,840
Commitments to originate loans	53,711	—	—	—	53,711
Standby letters of credit	1,554	72	—	—	1,626

Total	$133,685	$14,661	$1,738	$3,768	$153,852

The Company has utilized leasing arrangements to support the ongoing activities of the Company. The required payments under such commitments and other contractual cash commitments as of December 31, 2011 are shown in the following table.

(dollars in thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Operating leases	$120	$120	$120	$—	$—	$—	$360
Certificates of deposit	181,759	69,410	13,294	4,745	3,344	12,214	284,766
Long-term FHLB advances	4,000	13,490	11,076	2,423	—	10,000	40,989

Total	$185,879	$83,020	$24,490	$7,168	$3,344	$22,214	$326,115

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Home Bancorp, Inc.

Lafayette, Louisiana

We have audited the accompanying consolidated statement of financial condition of Home Bancorp, Inc. and subsidiary (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home Bancorp, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Home Bancorp, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Porter Keadle Moore, LLC

Atlanta, Georgia

March 15, 2012

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Home Bancorp, Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Home Bancorp, Inc. and subsidiary as of December 31, 2011 and 2010, and the related statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 15, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ Porter Keadle Moore, LLC

Atlanta, Georgia

March 15, 2012

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$31,272,508	$36,970,638
Interest-bearing deposits in banks	5,583,000	7,867,000
Investment securities available for sale, at fair value	155,259,978	111,962,331
Investment securities held to maturity (fair values of $3,574,684 and $15,400,468, respectively)	3,461,717	15,220,474
Mortgage loans held for sale	1,672,597	2,436,986
Loans covered by loss sharing agreements	61,070,360	80,446,859
Noncovered loans, net of unearned income	605,301,127	359,464,400

Total loans, net of unearned income	666,371,487	439,911,259
Allowance for loan losses	(5,104,363)	(3,919,745)

Total loans, net of unearned income and allowance for loan losses	661,267,124	435,991,514

Office properties and equipment, net	31,763,692	23,371,915
Cash surrender value of bank-owned life insurance	16,771,174	16,192,645
FDIC loss sharing receivable	24,222,190	32,012,783
Accrued interest receivable and other assets	32,515,158	18,396,806

Total Assets	$963,789,138	$700,423,092

Liabilities
Deposits:
Noninterest-bearing	$127,827,509	$100,578,700
Interest-bearing	602,906,246	452,639,153

Total deposits	730,733,755	553,217,853
Short-term Federal Home Loan Bank advances	52,634,218	—
Long-term Federal Home Loan Bank advances	40,988,736	13,000,000
Accrued interest payable and other liabilities	5,147,595	2,675,296

Total Liabilities	829,504,304	568,893,149

Shareholders’ Equity
Preferred stock, $0.01 par value—10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value—40,000,000 shares authorized; 8,933,435 and 8,926,875 shares issued; 7,759,954 and 8,131,002 shares outstanding, respectively	89,335	89,270
Additional paid-in capital	89,741,406	88,818,862
Treasury stock at cost—1,173,481 and 795,873 shares, respectively	(15,892,315)	(10,425,725)
Unallocated common stock held by:	—
Employee Stock Ownership Plan (ESOP)	(5,980,990)	(6,338,070)
Recognition and Retention Plan (RRP)	(2,644,523)	(3,432,486)
Retained earnings	67,245,350	62,125,569
Accumulated other comprehensive income	1,726,571	692,523

Total Shareholders’ Equity	134,284,834	131,529,943

Total Liabilities and Shareholders’ Equity	$963,789,138	$700,423,092

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2011	2010	2009
Interest Income
Loans, including fees	$34,604,712	$28,556,905	$22,321,209
Investment securities	3,686,134	4,969,876	6,569,756
Other investments and deposits	144,346	132,121	1,005,353

Total interest income	38,435,192	33,658,902	29,896,318

Interest Expense
Deposits	4,626,198	5,316,147	5,529,181
Short-term Federal Home Loan Bank advances	47,163	7,382	37,799
Long-term Federal Home Loan Bank advances	543,809	557,629	769,700

Total interest expense	5,217,170	5,881,158	6,336,680

Net interest income	33,218,022	27,777,744	23,559,638
Provision for loan losses	1,460,427	864,659	864,880

Net interest income after provision for loan losses	31,757,595	26,913,085	22,694,758

Noninterest Income
Service fees and charges	2,160,706	2,013,358	1,849,746
Bank card fees	1,737,554	1,418,620	1,089,811
Gain on sale of loans, net	910,165	716,252	610,952
Income from bank-owned life insurance	578,529	631,702	292,125
Other-than-temporary impairment of securities	—	(1,229,037)	(1,888,381)
Gain (loss) on sale of securities, net	(170,788)	58,704	—
Accretion of FDIC loss sharing receivable	851,080	738,431	—
Settlement of litigation	525,000	—	—
Other income	188,749	144,045	128,735

Total noninterest income	6,780,995	4,492,075	2,082,988

Noninterest Expense
Compensation and benefits	17,821,501	14,505,004	10,827,537
Occupancy	2,633,558	2,217,788	1,296,592
Marketing and advertising	980,557	826,616	633,530
Data processing and communication	3,141,776	2,141,975	1,402,290
Professional services	1,378,504	1,084,170	896,552
Forms, printing and supplies	542,079	512,777	378,097
Franchise and shares tax	675,801	400,589	609,689
Regulatory fees	857,990	620,526	596,305
Foreclosed assets, net	471,637	241,593	(18,873)
Other expenses	2,279,995	1,822,108	1,167,158

Total noninterest expense	30,783,398	24,373,146	17,788,877

Income before income tax expense	7,755,192	7,032,014	6,988,869
Income tax expense	2,635,411	2,343,890	2,309,268

Net Income	$5,119,781	$4,688,124	$4,679,601

Earnings per share:
Basic	$0.72	$0.62	$0.58

Diluted	$0.71	$0.62	$0.58

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2008	$89,270	$87,182,281	$—	$(7,052,230)	$—	$52,055,072	$(5,311,666)	$126,962,727
Comprehensive income:
Net income						4,679,601		4,679,601
Change in unrealized gain (loss) on securities available for sale, net of taxes							5,223,704	5,223,704

Total comprehensive income								9,903,305

Cumulative effect adjustment (see Note 4)						702,772		702,772
Cost of issuance of common stock		(13,895)						(13,895)
Common stock purchased for RRP					(4,218,320)			(4,218,320)
Treasury stock acquired at cost, 151,900 shares			(1,848,862)					(1,848,862)
ESOP shares released for allocation		47,917		357,080				404,997
Share-based compensation cost		856,581						856,581

Balance, December 31, 2009	$89,270	$88,072,884	$(1,848,862)	$(6,695,150)	$(4,218,320)	$57,437,445	$(87,962)	$132,749,305

Comprehensive income:
Net income						4,688,124		4,688,124
Change in unrealized gain (loss) on securities available for sale, net of taxes							780,485	780,485

Total comprehensive income								5,468,609

Treasury stock acquired at cost, 643,973 shares			(8,576,863)					(8,576,863)
RRP shares released for allocation		(730,874)			785,834			54,960
ESOP shares released for allocation		116,595		357,080				473,675
Share-based compensation cost		1,360,257						1,360,257

Balance, December 31, 2010	$89,270	$88,818,862	$(10,425,725)	$(6,338,070)	$(3,432,486)	$62,125,569	$692,523	$131,529,943

Comprehensive income:
Net income						5,119,781		5,119,781
Change in unrealized gain (loss) on securities available for sale, net of taxes							1,034,048	1,034,048

Total comprehensive income								6,153,829

Treasury stock acquired at cost, 377,608 shares			(5,466,590)					(5,466,590)
Exercise of stock options	65	75,045						75,110
RRP shares released for allocation		(711,562)			787,963			76,401
ESOP shares released for allocation		162,558		357,080				519,638
Share-based compensation cost		1,396,503						1,396,503

Balance, December 31, 2011	$89,335	$89,741,406	$(15,892,315)	$(5,980,990)	$(2,644,523)	$67,245,350	$1,726,571	$134,284,834

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities, net of effects of acquisition:
Net income	$5,119,781	$4,688,124	$4,679,601
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,460,427	864,659	864,880
Depreciation	1,299,370	1,098,506	885,967
Amortization of purchase accounting valuations and intangibles	8,714,974	(4,567,580)	—
Net amortization of mortgage servicing asset	128,692	45,067	30,971
Federal Home Loan Bank stock dividends	(11,000)	(8,600)	(4,500)
Net amortization of premium (discount) on investments	(805,632)	(1,474,136)	(934,484)
(Gain) loss on sale of investment securities, net	170,788	(58,704)	—
Impairment of investment securities	—	1,229,037	1,888,381
Gain on loans sold, net	(910,165)	(716,252)	(610,952)
Proceeds, including principal payments, from loans held for sale	33,096,508	81,608,067	74,114,660
Originations of loans held for sale	(32,797,756)	(81,589,832)	(73,226,458)
Non-cash compensation	1,916,141	1,833,932	1,261,578
Deferred income tax benefit	(2,226,424)	(706,554)	(1,553,290)
(Increase) decrease in interest receivable and other assets	676,150	(450,267)	(3,138,279)
Increase in cash surrender value of bank-owned life insurance	(578,529)	(930,000)	(292,125)
(Increase) decrease in accrued interest payable and other liabilities	130,561	(945,939)	477,655

Net cash (used in) provided by operating activities	15,383,886	(80,472)	4,443,605

Cash flows from investing activities, net of effects of acquisition:
Purchases of securities available for sale	(60,580,507)	(42,808,128)	(20,560,805)
Purchases of securities held to maturity	(3,000,000)	(15,000,000)	(13,150,000)
Proceeds from maturities, prepayments and calls on securities available for sale	61,353,840	39,645,376	36,074,241
Proceeds from maturities, prepayments and calls on securities held to maturity	14,757,281	12,875,733	4,135,927
Proceeds from sales on securities available for sale	4,612,356	24,282,947	—
Decrease in cash invested at other ATM locations	—	—	24,243,780
(Increase) decrease in loans, net	(51,704,628)	5,980,402	(1,198,302)
Reimbursement from FDIC for covered assets	4,108,337	3,147,688	—
(Increase) decrease in certificates of deposit in other institutions	2,284,000	(4,338,000)	(1,844,000)
Proceeds from sale of repossessed assets	2,286,722	1,740,912	695,908
Purchases of office properties and equipment	(1,183,278)	(8,278,431)	(1,748,074)
Net cash received (disbursed) in business combinations	(17,154,724)	46,892,158	—
Purchases of bank-owned life insurance	—	—	(9,701,703)
Purchases of Federal Home Loan Bank stock	(2,668,900)	(871,500)	(206,700)
Proceeds from redemption of Federal Home Loan Bank stock	373,200	3,356,300	655,900

Net cash provided by (used in) investing activities	(46,516,301)	66,625,457	17,396,172

Cash flows from financing activities, net of effects of acquisition:
Increase (decrease) in deposits	(15,396,207)	(26,128,685)	17,447,642
Increase (decrease) in Federal Home Loan Bank advances	46,221,972	(20,578,396)	(27,646,993)
Cost of issuance of common stock	—	—	(13,895)
Proceeds from exercise of stock options	75,110	—	—
Repurchase of common stock for RRP	—	—	(4,218,320)
Purchase of treasury stock	(5,466,590)	(8,576,863)	(1,848,862)

Net cash provided by (used in) financing activities	25,434,285	(55,283,944)	(16,280,428)

Net change in cash and cash equivalents	(5,698,130)	11,261,041	5,559,349
Cash and cash equivalents at beginning of year	36,970,638	25,709,597	20,150,248

Cash and cash equivalents at end of year	$31,272,508	$36,970,638	$25,709,597

Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$5,169,506	$5,875,911	$6,359,280
Income taxes paid	1,428,034	3,495,316	3,770,158

Noncash investing and financing activities:
Transfer of loans to repossessed assets	$6,701,569	$5,517,120	$1,045,540

The accompanying Notes are an integral part of these Consolidated Financial Statements.

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

Home Bank is a federally chartered stock savings bank. The Bank was officially chartered in 1908 as a Louisiana state chartered savings association. The Bank converted to a federal mutual savings bank charter in 1993. In 2010, the Bank expanded into the Northshore (of Lake Ponchartrain) through a Federal Deposit Insurance Corporation (“FDIC”) assisted transaction of the former Statewide Bank (“Statewide”). In July 2011, the Bank expanded into the Greater New Orleans region through its acquisition of GS Financial Corporation (“GSFC”), the former holding company of Guaranty Savings Bank (“Guaranty”). The Bank currently conducts business from 23 banking offices in the Greater Lafayette, Northshore, Baton Rouge and Greater New Orleans regions of south Louisiana.

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

The Bank is regulated by the Office of the Comptroller of the Currency (“OCC”) and its deposits are insured to the maximum amount permissible under federal law by the FDIC. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was passed by Congress. The act, among other things, imposed new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies, including the Bank and the Company. Under the new law, the Company’s and the Bank’s primary regulator, the Office of Thrift Supervision (“OTS”), was eliminated and existing federal thrifts are now subject to regulation and supervision by the OCC, which also currently supervises and regulates all national banks. Savings and loan holding companies are now regulated by the Federal Reserve Board (“FRB”), which has the authority to promulgate new regulations governing the Company that will impose additional capital requirements and may result in additional restrictions on investments and other holding company activities. The law also created a new Consumer Financial Protection Bureau (“CFPB”) that has the authority to promulgate rules intended to protect consumers in the financial products and services market. The creation of this independent bureau could result in new regulatory requirements and raise the cost of regulatory compliance. The federal preemption of state laws currently accorded federally chartered financial institutions has been reduced. In addition, regulations mandated by the new law could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices which may have a material impact on our operations. Because many of the regulations under the new law have not been promulgated, we cannot determine the full impact on our business and operations at this time.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, income taxes, valuation of investments with other-than-temporary impairment, acquisition accounting valuations and valuation of share-based compensation.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks and interest-bearing deposits with the FHLB. The Company considers all highly liquid debt instruments with original maturities of three months or less (excluding interest-bearing deposits in banks) to be cash equivalents.

The Bank is required to maintain cash reserves with the FRB. The requirement is dependent upon the Bank’s cash on hand or noninterest-bearing balances. The reserve requirements as of December 31, 2011 and 2010 were $9,993,000 and $7,890,000, respectively, and the Bank was in compliance with such requirements at such dates.

Investment Securities

The Company follows the guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities. This standard addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Under the topic, investment securities, which the Company both positively intends and has the ability to hold to maturity, are classified as held to maturity and carried at amortized cost.

Investment securities that are acquired with the intention of being resold in the near term are classified as trading securities under ASC 320 and are carried at fair value, with unrealized holding gains and losses recognized in current earnings. The Company did not hold any securities for trading purposes at, or during the years ended, December 31, 2011 or 2010.

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

The Company reviews investment securities for other-than-temporary impairment quarterly. Impairment is considered to be other-than-temporary if it is likely that all amounts contractually due will not be received for debt securities and when there is no positive evidence indicating that an investment’s carrying amount is recoverable in the near term for equity securities. When a decline in the fair value of available for sale and held to maturity securities below cost is deemed to be credit related, a charge for other-than-temporary impairment is included in earnings as “Other-than-temporary impairment of securities”. The decline in fair value attributed to non-credit related factors is recognized in other comprehensive income and a new cost basis for the security is established. The new cost basis is not changed for subsequent recoveries in fair value. Increases and decreases between fair value and cost on available for sale securities are reflected net of tax in shareholders’ equity and are included in other comprehensive income. In evaluating whether impairment is temporary or other-than-temporary, the Company considers, among other things, the time period the security has been in an unrealized loss position; the financial condition of the issuer and its industry; recommendations of investment advisors; economic forecasts; market or industry trends; changes in tax laws, regulations, or other governmental policies significantly affecting the issuer; any downgrades from rating agencies; and any reduction or elimination of dividends. The Company’s intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value is also considered.

Loans Held for Sale

The Company sells mortgage loans and loan participations for an amount equal to the principal amount of loans or participations with yields to investors based upon current market rates. Realized gains and losses related to loan sales are included in noninterest income.

The Company allocates the cost to acquire or originate a mortgage loan between the loan and the right to service the loan if it intends to sell or securitize the loan and retain servicing rights. In addition, the Company periodically assesses capitalized mortgage servicing rights for impairment based on the fair value of such rights. To the extent that temporary impairment exists, write-downs are recognized in current earnings as an adjustment to the corresponding valuation allowance. Permanent impairment is recognized through a write-down of the asset with a corresponding reduction in the valuation allowance. For purposes of performing its impairment evaluation, the portfolio is stratified on the basis of certain risk characteristics, including loan type and interest rates. Capitalized servicing rights are amortized over the period of, and in proportion to, estimated net servicing income, which considers appropriate prepayment assumptions.

For financial reporting purposes, the Company classifies a portion of its loan portfolio as “Mortgage loans held for sale.” Included in this category are loans which the Company has the current intent to sell and loans which are available to be sold in the event that the Company determines that loans should be sold to support the Company’s investment and liquidity objectives, as well as to support its overall asset and liability management strategies. Loans included in this category for which the Company has the current intention to sell are recorded at the lower of aggregate cost or fair value. As of December 31, 2011 and 2010, the Company had $1,673,000 and $2,437,000, respectively, in loans classified as “Mortgage loans held for sale.”

As of December 31, 2011 and 2010, the Company had $136,525,000 and $31,159,000, respectively, outstanding in loans sold to government agencies that it was servicing.

Loans

Loans are carried net of discounts on loan originations and purchased loans are amortized using the level yield interest method over the remaining contractual life of the loan. Nonrefundable loan origination fees, net of direct loan origination costs, are deferred and recognized over the life of the loan as an adjustment of yield using the interest method.

Interest on loans receivable is accrued as earned using the interest method over the life of the loan. Interest on loans deemed uncollectible is excluded from income. The accrual of interest is discontinued and reversed against current income once loans become more than 90 days past due or earlier if conditions warrant. The past due status of loans is determined based on the contractual terms. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged against interest income on loans. Interest payments are applied to reduce the principal balance on nonaccrual loans. Loans are returned to accrual status when all past due payments are received in full and future payments are probable.

Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and reviewed by, the Company’s Appraisal and Review Department. The Company typically orders an “as is” valuation for collateral property if the loan is in a criticized loan classification.

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

Acquisition Accounting for Loans and Related FDIC Loss Sharing Receivable

The Company accounts for acquisitions in accordance with ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. The fair value of loans acquired from GSFC and Statewide (“Acquired Loans”) is represented by the expected cash flows from the portfolio discounted at current market rates. In estimating the cash flows, the Company uses a model based on assumptions about the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severities in the event of defaults and current market rates.

The Company accounts for all loans acquired from Statewide and approximately $9,600,000 in contractual value of loans acquired from GSFC under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In accordance with ASC 310-30 and in estimating the fair value of the Acquired Loans as of the acquisition date, we (a) calculate the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimate the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference.

On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the Acquired Loans is the accretable yield. The accretable yield is recorded into interest income over the life of the loans using the effective yield method. The accretable yield changes over time due to both accretion and as actual and expected cash flows vary from the estimated cash flows at acquisition. The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. The remaining undiscounted expected cash flows are calculated at each financial reporting date based on information currently available. Increases in expected cash flows over those originally estimated increase the accretable yield and are recognized as interest income prospectively. Increases in expected cash flows may also lead to the reduction of any allowance for loan losses recorded after the acquisition. Decreases in expected cash flows compared to those originally estimated decrease the accretable yield and are recognized by recording an allowance for loan losses. As the accretable yield increases or decreases from changes in cash flow expectations, the offset is a decrease or increase to the nonaccretable difference. There is no carryover of allowance for loan losses as the loans acquired are initially recorded at fair value as of the date of acquisition.

Because the FDIC will reimburse the Company for certain loans acquired from Statewide should the Company experience a loss, a FDIC loss sharing receivable was recorded at discounted fair value at the acquisition date. The receivable was recognized at the same time as the Acquired Loans, and measured on the same basis, subject to collectability or contractual limitations. The loss sharing agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects credit risk and other uncertainties. The amount of the FDIC loss sharing receivable was $24,222,000 and $32,013,000 at December 31, 2011 and 2010, respectively. Reimbursements from FDIC for losses sustained under loss sharing agreements for loans (“Covered Loans”) and repossessed assets (collectively “Covered Assets”) reduce the loss sharing receivable.

Allowance for Loan Losses

The allowance for loan losses on loans in our portfolio is maintained at an amount which management believes covers the reasonably estimable and probable losses on such portfolio. The allowance for loan losses is comprised of specific and general reserves. The Company determines specific reserves based on the provisions of ASC 310, Receivables. The Company’s allowance for loan losses includes a measure of impairment related to those loans specifically identified for evaluation under the topic. This measurement is based on a comparison of the recorded investment in the loan with either the expected cash flows discounted using the loan’s original effective interest rate, observable market price for the loan or the fair value of the collateral underlying certain collateral-dependent loans. General reserves are based on management’s evaluation of many factors, including current economic trends, industry experience, historical loss experience (generally three years), industry loan concentrations, the borrowers’ abilities to repay and repayment performance, probability of foreclosure and estimated collateral values. As these factors change, adjustments to the loan loss reserve are charged to current operations. Loans that are determined to be uncollectible are charged-off against the allowance for loan losses once that determination is made.

While management uses available information to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. The OCC, as an integral part of its examination processes, periodically reviews the allowance for loan losses. The OCC may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them as of the time of their examinations. To the extent the OCC’s estimates differ from management’s estimates, additional provisions to the allowance for loan losses may be required as of the time of their examination. As part of the risk management program, an independent review is performed on the loan portfolio, which supplements management’s assessment of the loan portfolio and the allowance for loan losses. The result of the independent review is reported directly to the Audit Committee of the Board of Directors.

Repossessed Assets

Repossessed assets are recorded at the lesser of the balance of the loan or fair value less estimated selling costs at the date acquired or upon receiving new property valuations. Costs relating to the development and improvement of foreclosed property are capitalized, and costs relating to holding and maintaining the property are expensed. Write-downs from cost to fair value at the dates of foreclosure are charged against the allowance for loan losses. Valuations are performed periodically and a charge to operations is recorded if the carrying value of a property exceeds its fair value less selling costs. Generally, the Company appraises the property at the time of foreclosure and at least every 12 months following the foreclosure. Excluding Covered Assets, the Company had $2,868,000 and $92,000 of repossessed assets as of December 31, 2011 and 2010, respectively. Including Covered Assets, the Company had $8,964,000 and $5,683,000 of repossessed assets as of December 31, 2011 and 2010, respectively.

Federal Home Loan Bank Stock

As a member of the FHLB, the Bank is required to maintain a minimum investment in its stock that varies with the level of FHLB advances outstanding. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment in accordance with GAAP. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB.

While the Federal Home Loan Banks have been negatively impacted by current economic conditions, the FHLB of Dallas remains in compliance with regulatory capital and liquidity requirements and continues to pay dividends on the stock and make redemptions at par value. With consideration given to these factors, management concluded that its FHLB stock was not impaired at December 31, 2011. As of December 31, 2011 and 2010, the Company had $5,200,000 and $1,116,000 of FHLB stock, respectively.

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

Cash Surrender Value of Bank-owned Life Insurance

Life insurance contracts represent single premium life insurance contracts on the lives of certain officers of the Bank. The Bank is the beneficiary of these policies. These contracts are reported at their cash surrender value and changes in the cash surrender value are included in noninterest income.

Intangible Assets

Intangible assets consist of goodwill, core deposit intangibles and mortgage servicing rights. These assets are recorded in other assets on the Consolidated Statements of Financial Condition. Goodwill totaled $914,000 and $560,000 at December 31, 2011and 2010, respectively. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. Core deposit intangibles totaled $1,761,000 and $1,221,000 at December 31, 2011 and 2010 respectively. Core deposit intangibles represent the estimated value related to customer deposit relationships assumed in the Company’s acquisitions. Core deposit intangibles are being amortized over nine or 10 years using an accelerated method. Mortgage servicing rights totaled $545,000 and $145,000 at December 31, 2011 and 2010, respectively. The rights represent servicing assets related to mortgage loans sold and serviced at fair value. Mortgage servicing rights are being amortized over a maximum of 10 years using an accelerated method.

Transfer of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the transferred assets and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.

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

A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination. For tax positions not meeting the more likely than not test, no tax benefit is recorded.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2011, 2010, and 2009, the Company did not recognize any interest or penalties in its financial statements, nor has it recorded an accrued liability for interest or penalty payments.

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

Earnings Per Share

Earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

Comprehensive Income

GAAP generally requires that recognized revenues, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheets, such items, along with net earnings, are components of comprehensive income. The Company presents comprehensive income in its statements of shareholders’ equity.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current period presentation.

Recent Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. ASU 2011-01 temporarily delayed the effective date of the disclosures surrounding troubled debt restructurings in ASU 2010-20 for public companies. The effective date of the new disclosures was effective for interim and annual periods ending after June 15, 2011. The adoption of ASU 2011-01 did not have a material impact on the Company’s results of operations or financial position.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 provides clarification on guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The effective date for ASU 2011-02 was for the first interim or annual period beginning on or after June 15, 2011. The adoption of ASU 2011-02 did not have a material impact on the Company’s results of operations, financial position, disclosures or level of troubled debt restructurings.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other. ASU 2011-08 amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The adoption of ASU 2011-08 is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

3. Acquisition Activity

GS Financial Corp.

On July 15, 2011, the Company completed the acquisition of GS Financial Corp. (“GSFC”), the former holding company of Guaranty Savings Bank (“Guaranty”) of Metairie, Louisiana. On the July 15, 2011 acquisition date, Home Bancorp Acquisition Corp., a newly created wholly owned subsidiary of the Company, was merged with and into GSFC, and immediately thereafter, GSFC was merged with and into the Company, with the Company as the surviving corporation, and Guaranty, the former subsidiary of GSFC, was merged with and into Home Bank, with Home Bank as the surviving institution. Shareholders of GSFC received $21.00 per share in cash, yielding an aggregate purchase price of $26,417,000.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. In accordance with ASC 805, the Company recorded goodwill totaling $354,000 from the acquisition as a result of the excess consideration transferred over net assets acquired. Both the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values. Identifiable intangible assets, including core deposit intangible assets, were recorded at fair value.

The fair value estimates of the GSFC assets and liabilities recorded are preliminary and subject to refinement as additional information becomes available. Under current accounting principles, the Company’s estimates of fair values may be adjusted for a period of up to one year from the acquisition date.

The assets acquired and liabilities assumed, as well as the adjustments to record the assets and liabilities at fair value, are presented in the following table.

(dollars in thousands)	As Acquired	Fair Value Adjustments		As recorded by Home Bancorp
Assets
Cash and cash equivalents	$9,262	$—		$9,262
Investment securities	46,667	(186	)(a)	46,481
Loans	184,345	(1,905	)(b)	182,440
Repossessed assets	2,549	(325	)(c)	2,224
Office properties and equipment, net	7,317	1,191	(d)	8,508
Core deposit intangible	—	859	(e)	859
Other assets	7,023	(120)		6,903

Total assets acquired	$257,163	$(486)		$256,677

Liabilities
Interest-bearing deposits	$179,193	$924	(f)	$180,117
Noninterest-bearing deposits	13,401	—		13,401
FHLB advances	33,762	945	(g)	34,707
Other liabilities	2,293	96		2,389

Total liabilities assumed	$228,649	$1,965		$230,614

Excess of assets acquired over liabilities assumed				26,063
Cash consideration paid				(26,417)

Total goodwill recorded				$354

(a)	The adjustment represents the market value adjustments of GSFC’s investments based on their credit quality exposure.
(b)	The adjustment to reflect the fair value of loans as of the acquisition date included:

•	Adjustment of $3.3 million to reflect the removal of GSFC’s allowance for loan losses in accordance with ASC 805.

•

Adjustment of $3.4 million for loans within the scope of ASC 310-30. As a result of an analysis by management of all impaired loans, $9.6 million of loans were determined to be within the scope of, and were evaluated under, ASC 310-30. The contractually required payments receivable related to ASC 310-30 loans was approximately $12.9 million with expected cash flow to be collected of $7.4 million. The estimated fair value of such loans was $6.2 million, with a nonaccretable difference of $5.5 million and an accretable yield of $1.2 million.

•

Adjustment of $1.4 million for all remaining loans determined not to be within the scope of ASC 310-30. Loans which were not within the scope of ASC 310-30 totaled $178.2 million. In determining the fair value of the loans which were not within the scope of ASC 310-30, the acquired loan portfolio was evaluated based on risk characteristics and other credit and market criteria to determine a credit quality adjustment to the fair value of the loans acquired. The acquired loan balance was reduced by the aggregate amount of the credit quality adjustment in determining the fair value of the loans.

(c)	The adjustment represents the write down of the book value of GSFC’s repossessed assets to their estimated fair value, as adjusted for estimated costs to sell.
(d)	The adjustment represents the adjustment of GSFC’s office properties and equipment to their estimated fair value at the acquisition date.
(e)	The adjustment represents the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and is being amortized on an accelerated basis over the estimated life of the deposit base of nine years.
(f)	The adjustment represents the fair value of certificates of deposit acquired based on market rates as of the acquisition date. The adjustment will be recognized using a level yield amortization method based on maturities of the deposit liabilities.
(g)	The adjustment is to record the fair value of FHLB advances acquired based on market rates as of the acquisition date. The adjustment is being recognized using a level yield amortization method based on maturities of the advances.

As of the July 15, 2011 acquisition date, we estimated the fair value of the GSFC loan portfolio at $182,440,000, which represented the expected cash flows from the portfolio discounted at current market rates. In estimating the cash flows, we used a model based on assumptions about the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severities in the event of defaults and current market rates.

Acquired Loans which are impaired as of the date of acquisition are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In accordance with ASC 310-30 and in estimating the fair value of the Acquired Loans with deteriorated credit quality as of the acquisition date, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference totaled $5,490,000 as of July 15, 2011 and represented an estimate of the undiscounted loss exposure in the Acquired Loans with deteriorated credit quality as of the acquisition date.

The following table summarizes the accretable yield on the loans acquired from GSFC with deteriorated credit quality as of July 15, 2011 and the changes therein through December 31, 2011.

(dollars in thousands)	Accretable Yield
Estimated fair value of loans acquired	$6,211

Less: Undiscounted contractual cash flows	12,870
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(5,490)

Undiscounted cash flows expected to be collected	7,380

Accretable yield as of July 15, 2011	(1,169)
Accretion during 2011	525

Accretable yield as of December 31, 2011	$(644)

As of July 15, 2011, the weighted average remaining contractual life of the loan portfolio acquired with deteriorated credit quality from GSFC was 8.1 years.

In accordance with ASC 805, Acquired Loans without deteriorated credit are recorded at fair value and accounted for under ASC Topic 310-20, Nonrefundable Fees and Other Costs. Acquired Loans without deteriorated credit quality, all of which were acquired in the GSFC transaction, totaled $178.2 million at the date of acquisition.

The following pro forma information for the years 2011 and 2010 reflects the Company’s estimated consolidated results of operations as if the acquisition of GSFC occurred at January 1, 2010, unadjusted for potential cost savings.

(dollars in thousands except per share information)	2011	2010
Net interest income	$37,704	$38,135
Noninterest income	7,014	6,502
Noninterest expense	35,902	32,603
Net income	4,452	5,705
Earnings per share – basic	$0.63	$0.76
Earnings per share – diluted	0.62	0.75

The selected pro forma financial information presented above is for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period.

Statewide Bank

On March 12, 2010, the Company’s subsidiary, the Bank, entered into a purchase and assumption agreement (the “Agreement”) with the FDIC to purchase certain assets and to assume deposits and certain other liabilities of Statewide, which was a full service community bank formerly headquartered in Covington, Louisiana.

The Statewide acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805. In accordance with ASC 805, the Company recorded goodwill totaling $560,000 from the acquisition as a result of an excess purchase price over the fair value of net assets acquired in the acquisition. Both the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values. Identifiable intangible assets, including core deposit intangible assets, were recorded at their respective acquisition date fair values.

In connection with the Agreement, the Bank entered into loss sharing agreements with the FDIC which cover the acquired loan portfolio (“Covered Loans”) and repossessed assets (collectively referred to as “Covered Assets”). Under the terms of the loss sharing agreements, the FDIC will absorb 80% of the first $41,000,000 of losses incurred on Covered Assets and 95% of losses on Covered Assets exceeding $41,000,000. The loss sharing agreements for non-residential and residential loans are in effect for five years and 10 years, respectively, from the March 12, 2010 acquisition date and the loss recovery provisions are in effect for eight years and 10 years, respectively, from the acquisition date. The reimbursable losses expected to be received from the FDIC are based on the book value of the Covered Assets as determined by the FDIC as of the date of the transaction. Loans made by the Company prior to the acquisition and new loans made or acquired after that date are not covered by the provisions of the loss sharing agreements (“Noncovered Loans”). The Bank recorded a receivable from the FDIC that represents the estimated fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to the Company. The ultimate collectability of this asset is dependent upon the performance of the underlying Covered Assets, the passage of time and claims paid by the FDIC. As of December 31, 2011, the FDIC loss sharing receivable was $24,222,000.

The FDIC granted the Bank an option to purchase the premises, furniture, fixtures and equipment of Statewide and assume the leases associated with leased offices. During the third quarter of 2010, the Company finalized its acquisition of six former Statewide branch locations.

The assets acquired and liabilities assumed from the FDIC with respect to Statewide, as well as the adjustments to record the assets and liabilities at fair value, are presented in the following table.

(dollars in thousands)	As Acquired	Fair Value Adjustments		As recorded by Home Bank
Assets
Cash and cash equivalents	$11,569	$—		$11,569
Investment securities	24,974	(133	)(a)	24,841
Loans	157,016	(46,601	)(b)	110,415
Repossessed assets	2,545	(207	)(c)	2,338
Core deposit intangible	—	1,429	(d)	1,429
FDIC loss sharing receivable	—	34,422	(e)	34,422
Other assets	3,076	(64)		3,012

Total assets acquired	$199,180	$(11,154)		$188,026

Liabilities
Interest-bearing deposits	$191,014	$1,049	(f)	$192,063
Noninterest-bearing deposits	14,862	—		14,862
FHLB Advances	16,519	305	(g)	16,824
Other liabilities	161	—		161

Total liabilities assumed	$222,556	$1,354		$223,910

Excess of liabilities assumed over assets acquired				35,884
Cash payment received from the FDIC				(35,324)

Total goodwill recorded				$560

(a)	The adjustment is to record the fair value of Statewide’s investments based on market values.
(b)	The adjustment represents the write down of the book value of Statewide’s loans to their estimated fair value at the date of acquisition based on expected cash flows and includes an estimation of expected future loan losses.
(c)	The adjustment represents the write down of the book value of Statewide’s repossessed assets to their estimated fair value at the date of acquisition, as adjusted for estimated costs to sell.
(d)	The adjustment represents the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and is being amortized on an accelerated basis over the estimated life of the deposit base.

(e)	The adjustment is to record the fair value of the amount the Company estimates it will receive from the FDIC under its loss sharing agreements. The value of the receivable represents the fair value of expected cash flows as a result of anticipated future losses on Covered Assets.
(f)	The adjustment represents the fair value of certificates of deposit acquired based on market rates as of the acquisition date. The adjustment is being recognized using a level yield amortization method based on maturities of the deposit liabilities.
(g)	The adjustment is to record the fair value of FHLB advances based on market rates as of the acquisition date. The adjustment represents the Company’s costs incurred to extinguish the advances prior to their stated maturity.

As of the March 12, 2010 acquisition date, we estimated the fair value of the Statewide loan portfolio at $110,415,000, which represented the expected cash flows from the portfolio discounted at current market rates. In estimating the cash flows, we used a model based on assumptions about the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severities in the event of defaults and current market rates at the date of acquisition.

We evaluated the acquired Covered Loans and are accounting for such loans under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In accordance with ASC 310-30 and in estimating the fair value of the Covered Loans as of the acquisition date, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference totaled $61,478,000 as of March 12, 2010 and represented an estimate of the undiscounted loss exposure in the Covered Loans as of the acquisition date.

The following table summarizes the accretable yield on the Covered Loans as of March 12, 2010 and the changes therein through December 31, 2011.

(dollars in thousands)	Accretable Yield
Estimated fair value of loans acquired	$110,415

Less: Undiscounted contractual cash flows	183,003
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(61,478)

Undiscounted cash flows expected to be collected	121,525

Accretable yield as of March 12, 2010	(11,110)
Accretion during 2010	5,605

Accretable yield as of December 31, 2010	(5,505)
Net transfers from nonaccretable difference to accretable yield	(8,215)
Accretion during 2011	5,170

Accretable yield as of December 31, 2011	$(8,550)

As of December 31, 2011, the weighted average remaining contractual life of the Covered Loan portfolio was 3.0 years.

Over the life of the Covered Loans, the Company will continue to estimate cash flows expected to be collected on pools of loans sharing common risk characteristics. The Company will evaluate whether the present value of Covered Loans has decreased and if so, a provision for loan loss will be recognized. For any increases in cash flows expected to be collected, the Company will adjust the amount of accretable yield recognized on a prospective basis over the remaining life of the applicable loan or pool of loans. During the year ended December 31, 2011 there was an aggregate $8,215,000 increase in expected cash flows from the Covered Loans acquired from Statewide over the amounts originally estimated. Such amount was recorded as an increase in the accretable yield to be recognized in interest income in future periods and a decrease to the nonaccretable yield.

The FDIC loss sharing receivable will continue to be measured on the same basis as the related Covered Loans. Because the Covered Loans are subject to the accounting prescribed by ASC 310, subsequent changes to the basis of the FDIC loss sharing receivable will also follow that model. Deterioration in the credit quality of the loans (immediately recorded as a provision to the allowance for loan losses) would immediately increase the basis of the FDIC loss sharing receivable, with the offset recorded through the consolidated statement of income. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the FDIC loss sharing receivable, with such decrease being accreted into income over 1) the same period or 2) the life of the loss sharing agreements, whichever is shorter. Loss assumptions used in the basis of the Covered Loans are consistent with the loss assumptions used to measure the FDIC loss sharing receivable.

4. Investment Securities

Summary information regarding investment securities classified as available for sale and held to maturity as of December 31, 2011 and 2010 follows.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2011			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$113,692	$2,879	$42	$—	$116,529
Non-U.S. agency mortgage-backed	14,833	37	766	425	13,679
Municipal bonds	11,598	623	—	—	12,221
U.S. government agency	12,521	310	—	—	12,831

Total available for sale	$152,644	$3,849	$808	$425	$155,260

Held to maturity:
U.S. agency mortgage-backed	$2,289	$49	$—	$—	$2,338
Municipal bonds	1,173	64	—	—	1,237

Total held to maturity	$3,462	$113	$—	$—	$3,575

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2010			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$83,514	$1,858	$37	$—	$85,335
Non-U.S. agency mortgage-backed	21,305	160	107	907	20,451
U.S. government agency	6,094	82	—	—	6,176

Total available for sale	$110,913	$2,100	$144	$907	$111,962

Held to maturity:
U.S. agency mortgage-backed	$3,857	$86	$—	$—	$3,943
Municipal bonds	1,363	78	—	—	1,441
U.S. government agency	10,000	16	—	—	10,016

Total held to maturity	$15,220	$180	$—	$—	$15,400

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

During 2010 and 2009, management’s assessment of its investment securities concluded the decline in the fair values of certain non-agency (or private-label) mortgage-back securities were other-than-temporary. During 2010 and 2009, the Company recorded pre-tax impairment charges of $1,229,000 and $1,888,000, respectively, associated with the credit deterioration of those securities. Additionally, as of December 31, 2011, management concluded that the unrealized losses of its investment securities summarized in the table above were not deemed to be other-than-temporary.

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

As of December 31, 2011, 17 debt securities had unrealized losses totaling 5.4% of the individual securities’ amortized cost basis and 0.8% of the Company’s total amortized cost basis of the investment securities portfolio. The unrealized losses at such date for the 17 securities primarily related to elevated delinquencies and defaults in the mortgage loans underlying certain non-agency mortgage-backed securities. Four of the 17 securities had been in a continuous loss position for over 12 months at such date. The four securities have an aggregate amortized cost basis and unrealized loss of $3,119,000 and $425,000, respectively, at December 31, 2011. As management has the intent and ability to hold these debt securities until maturity, or until anticipated recovery if classified as available for sale, no declines in these four securities were deemed to be other-than-temporary.

As of December 31, 2010, 17 debt securities had unrealized losses totaling 3.2% of the securities’ amortized cost basis and 0.8% of the Company’s total amortized cost basis. The unrealized losses for the 17 securities primarily relate to elevated delinquencies and defaults in the mortgage loans underlying certain non-agency mortgage-backed securities. Eight of the 17 securities had been in a continuous loss position for over twelve months at such date. The eight securities have an aggregate amortized cost basis and unrealized loss of $8,247,000 and $907,000 respectively. As management has the intent and ability to hold these debt securities until maturity, or until anticipated recovery if classified as available for sale, no declines in these eight securities were deemed to be other-than-temporary as of December 31, 2010.

The amortized cost and estimated fair value by maturity of investment securities as of December 31, 2011 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security, in particular certain U.S. agency securities and obligations of states and political subdivisions, may differ from its contractual maturity because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$—	$1,796	$13,933	$100,800	$116,529
Non-U.S. agency mortgage-backed	—	—	—	13,679	13,679
Municipal bonds	—	1,383	7,365	3,473	12,221
U.S. government agency	—	5,067	2,074	5,690	12,831

Total securities available for sale	$—	$8,246	$23,372	$123,642	$155,260

Securities held to maturity:
U.S. agency mortgage-backed	$—	$1,442	$896	$—	$2,338
Municipal bonds	202	1,035	—	—	1,237

Total securities held to maturity	$202	$2,477	$896	$—	$3,575

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$—	$1,704	$13,811	$98,177	$113,692
Non-U.S. agency mortgage-backed	—	—	—	14,833	14,833
Municipal bonds	—	1,370	6,950	3,278	11,598
U.S. government agency	—	5,000	1,987	5,534	12,521

Total securities available for sale	$—	$8,074	$22,748	$121,822	$152,644

Securities held to maturity:		—
U.S. agency mortgage-backed	$—	$1,413	$876	$—	$2,289
Municipal bonds	200	973	—	—	1,173

Total securities held to maturity	$200	$2,386	$876	$—	$3,462

For the year ended December 31, 2011, the Company recorded gross gains of $238,000 and gross losses of $409,000 related to the sale of investment securities. For the year ended December 31, 2010, the Company recorded gross gains of $546,000 and gross losses of $487,000 related to the sale of investment securities.

As of December 31, 2011 and 2010, the Company had accrued interest receivable for investment securities of $495,000 and $370,000, respectively.

As of December 31, 2011 and 2010, the Company had $20,912,000 and $17,378,000, respectively, of securities pledged to secure public deposits.

5. Loans

Loans, including Covered Loans and net of unearned income, consisted of the following as of December 31 of the years indicated.

(dollars in thousands)	2011	2010
Real estate loans:
One- to four-family first mortgage	$182,817	$122,614
Home equity loans and lines	43,665	30,915
Commercial real estate	226,999	150,824
Construction and land	78,994	57,538
Multi-family residential	20,125	5,718

Total real estate loans	552,600	367,609

Other loans:
Commercial and industrial	82,980	48,410
Consumer	30,791	23,892

Total other loans	113,771	72,302

Total loans	$666,371	$439,911

A summary of activity in the allowance for loan losses for the years ended December 31, 2011, 2010 and 2009 is as follows.

(dollars in thousands)	2011	2010	2009
Balance, beginning of period	$3,920	$3,352	$2,606
Provision	1,460	865	865
Loans charged-off	(334)	(369)	(141)
Recoveries	58	72	22

Balance, end of period	$5,104	$3,920	$3,352

The allowance for loan losses and recorded investment in loans as of December 31, 2011 is as follows.

	For the Year Ended December 31, 2011
(dollars in thousands)	One- to Four-Family First Mortgage	Home Equity Loans and Lines	Commercial Real Estate	Construction and Land	Multi- Family Residential	Commercial and Industrial	Consumer	Total
Allowance for Credit Losses:
Beginning Balance	$641	$296	$1,258	$666	$46	$746	$267	$3,920
Charge-offs	—	—	—	—	—	(281)	(53)	(334)
Recoveries	16	—	6	—	—	25	11	58
Provision	121	40	491	238	18	432	120	1,460

Ending Balance	$778	$336	$1,755	$904	$64	$922	$345	$5,104

Individually evaluated for impairment	$72	$15	$129	$196	$—	$66	$—	$478

Collectively evaluated for impairment	$706	$321	$1,626	$708	$64	$806	$345	$4,576

Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$50	$—	$50

Loans:
Ending Balance	$182,817	$43,665	$226,999	$78,993	$20,125	$82,981	$30,791	$666,371

Individually evaluated for impairment, excluding Acquired Loans	$1,090	$94	$2,249	$2,305	$529	$136	$—	$6,403

Collectively evaluated for impairment	$168,943	$38,406	$190,553	$71,207	$16,392	$78,495	$29,529	$593,525

Loans acquired with deteriorated credit quality	$12,784	$5,165	$34,197	$5,481	$3,204	$4,350	$1,262	$66,443

	For the Year Ended December 31, 2010
(dollars in thousands)	One- to Four-Family First Mortgage	Home Equity Loans and Lines	Commercial Real Estate	Construction and Land	Multi- Family Residential	Commercial and Industrial	Consumer	Total
Allowance for Credit Losses:
Beginning Balance	$383	$351	$961	$670	$38	$738	$211	$3,352
Charge-offs	(37)	(136)	(66)	—	—	(106)	(24)	(369)
Recoveries	27	—	7	—	—	—	38	72
Provision	268	81	356	(4)	8	114	42	865

Ending Balance	$641	$296	$1,258	$666	$46	$746	$267	$3,920

Individually evaluated for impairment	$20	$—	$—	$88	$—	$281	$5	$394

Collectively evaluated for impairment	$331	$586	$1,258	$578	$46	$465	$262	$3,526

Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending Balance	$122,614	$30,915	$150,824	$57,538	$5,718	$48,410	$23,892	$439,911

Individually evaluated for impairment, excluding Acquired Loans	$216	$—	$922	$207	$—	$340	$5	$1,690

Collectively evaluated for impairment	$104,941	$24,898	$115,024	$44,970	$4,493	$41,907	$21,541	$357,774

Loans acquired with deteriorated credit quality	$17,457	$6,017	$34,878	$12,361	$1,225	$6,163	$2,346	$80,447

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent on the real estate market.

Credit quality indicators on the Company’s loan portfolio, excluding loans acquired with deteriorated credit quality, as of the dates indicated are as follows.

	December 31, 2011
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family first mortgage	$165,997	$2,595	$1,441	$—	$170,033
Home equity loans and lines	37,849	320	331	—	38,500
Commercial real estate	176,651	11,435	4,716	—	192,802
Construction and land	69,537	1,595	2,380	—	73,512
Multi-family residential	16,164	228	529	—	16,921
Commercial and industrial	74,823	3,621	187	—	78,631
Consumer	29,429	22	78	—	29,529

Total loans	$570,450	$19,816	$9,662	$—	$599,928

	December 31, 2010

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family first mortgage	$102,872	$1,543	$742	$—	$105,157
Home equity loans and lines	24,815	46	37	—	24,898
Commercial real estate	111,739	3,286	921	—	115,946
Construction and land	43,399	1,559	219	—	45,177
Multi-family residential	4,493	—	—	—	4,493
Commercial and industrial	38,467	3,400	380	—	42,247
Consumer	21,470	40	36	—	21,546

Total loans	$347,255	$9,874	$2,335	$—	$359,464

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

•

Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in the collateral values.

•

Substandard loans have an existing specific and well defined weakness that may include poor liquidity and deterioration of financial ratios. The loan may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

In addition, residential loans are classified using an inter-regulatory agency methodology that incorporates the extent of delinquencies and loan-to-value ratios. These classifications were the most current available as of December 31, 2011 and were generally updated within the last three months. Loans acquired with deteriorated credit quality are excluded from the schedule of credit quality indicators.

Age analysis of past due loans, excluding loans acquired with deteriorated credit quality as of the dates indicated is as follows.

	December 31, 2011
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$3,740	$451	$2,053	$6,244	$163,789	$170,033
Home equity loans and lines	242	—	171	413	38,087	38,500
Commercial real estate	1,384	704	1,862	3,950	188,852	192,802
Construction and land	1,376	13	812	2,201	71,311	73,512
Multi-family residential	944	—	707	1,651	15,270	16,921

Total real estate loans	7,686	1,168	5,605	14,459	477,309	491,768

Other loans:
Commercial and industrial	309	95	—	404	78,227	78,631
Consumer	216	38	50	304	29,225	29,529

Total other loans	525	133	50	708	107,452	108,160

Total loans	$8,211	$1,301	$5,655	$15,167	$584,761	$599,928

	December 31, 2010
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$3,413	$234	$277	$3,924	$101,233	$105,157
Home equity loans and lines	196	22	—	218	24,680	24,898
Commercial real estate	443	—	408	851	115,095	115,946
Construction and land	94	207	12	313	44,864	45,177
Multi-family residential	—	—	—	—	4,493	4,493

Total real estate loans	4,146	463	697	5,306	290,365	295,671

Other loans:
Commercial and industrial	334	289	351	974	41,273	42,247
Consumer	192	71	8	271	21,275	21,546

Total other loans	526	360	359	1,245	62,548	63,793

Total loans	$4,672	$823	$1,056	$6,551	$352,913	$359,464

As of December 31, 2011 and 2010, the Company did not have any loans greater than 90 days past due and accruing.

The following is a summary of information pertaining to impaired loans, excluding Acquired Loans as of the dates indicated.

	For the Year Ended December 31, 2011
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$540	$540	$—	$745	$28
Home equity loans and lines	79	79	—	58	3
Commercial real estate	1,747	1,747	—	996	60
Construction and land	734	734	—	672	40
Multi-family residential	529	529	—	41	25
Commercial and industrial	70	70	—	55	4
Consumer	—	—	—	—	—

Total	$3,699	$3,699	$—	$2,567	$160

With an allowance recorded:
One- to four-family first mortgage	$550	$550	$72	$78	$38
Home equity loans and lines	15	15	15	10	1
Commercial real estate	501	501	129	301	14
Construction and land	1,572	1,572	196	510	88
Multi-family residential	—	—	—	25	—
Commercial and industrial	66	66	66	130	3
Consumer	—	—	—	2	—

Total	$2,704	$2,704	$478	$1,056	$144

Total impaired loans:
One- to four-family first mortgage	$1,090	$1,090	$72	$823	$66
Home equity loans and lines	94	94	15	68	4
Commercial real estate	2,249	2,249	129	1,297	74
Construction and land	2,305	2,305	196	1,182	128
Multi-family residential	529	529	—	66	25
Commercial and industrial	136	136	66	185	7
Consumer	—	—	—	2	—

Total	$6,403	$6,403	$478	$3,623	$304

	For the Year Ended December 31, 2010
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$176	$176	$—	$475	$—
Home equity loans and lines	—	—	—	47	—
Commercial real estate	922	922	—	589	53
Construction and land	—	—	—	11	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	52	52	—	67	1
Consumer	—	—	—	34	—

Total	$1,150	$1,150	$—	$1,223	$54

With an allowance recorded:
One- to four-family first mortgage	$39	$39	$20	$87	$2
Home equity loans and lines	—	—	—	149	—
Commercial real estate	—	—	—	—	—
Construction and land	207	207	88	201	17
Multi-family residential	—	—	—	—	—
Commercial and industrial	289	289	281	332	9
Consumer	5	5	5	16	—

Total	$540	$540	$394	$785	$28

Total impaired loans:
One- to four-family first mortgage	$216	$216	$20	$562	$2
Home equity loans and lines	—	—	—	196	—
Commercial real estate	922	922	—	589	53
Construction and land	207	207	88	212	17
Multi-family residential	—	—	—	—	—
Commercial and industrial	340	340	281	399	10
Consumer	5	5	5	50	—

Total	$1,690	$1,690	$394	$2,008	$82

A summary of information pertaining to nonaccrual Noncovered loans as of December 31, 2011 is as follows.

(dollars in thousands)	2011 (1)	2010
Nonaccrual loans:
One- to four-family first mortgage	$4,298	$277
Home equity loans and lines	191	—
Commercial real estate	5,516	408
Construction and land	813	12
Commercial and industrial	139	351
Consumer	50	8

Total	$11,007	$1,056

(1)	Includes $7.2 million in Acquired Loans from GSFC.

As of December 31, 2011, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

As of December 31, 2011 and 2010, the Company had accrued interest receivable for loans of $3,063,000 and $2,075,000, respectively.

Troubled Debt Restructurings

During the course of its lending operations, the Company periodically grants concessions to its customers in an attempt to protect as much of its investment as possible and minimize risk of loss. These concessions may include restructuring the terms of a customer loan to alleviate the burden of the customer’s near-term cash requirements. Effective January 1, 2011, the Company adopted the provisions of ASU No.2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which provides clarification on the determination of whether loan restructurings are considered troubled debt restructurings (“TDRs”). In accordance with the ASU, in order to be considered a TDR, the Company must conclude that the restructuring of a loan to a borrower who is experiencing financial difficulties constitutes a “concession”. The Company defines a concession to the customer as a modification of existing terms granted to the borrower for economic or legal reasons related to the borrower’s financial difficulties that the Company would otherwise not consider. The concession is either granted through an agreement with the customer or is imposed by a court or law. Concessions include modifying original loan terms to reduce or defer cash payments required as part of the loan agreement, including but not limited to:

•	a reduction of the stated interest rate for the remaining original life of the debt,

•	extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk characteristics,

•	reduction of the face amount or maturity amount of the debt as stated in the agreement, or

•	reduction of accrued interest receivable on the debt.

In its determination of whether the customer is experiencing financial difficulties, the Company considers numerous indicators, including, but not limited to:

•

whether the customer is currently in default on its existing loan, or is in an economic position where it is probable the customer will be in default on its loan in the foreseeable future without a modification,

•	whether the customer has declared or is in the process of declaring bankruptcy,

•	whether there is substantial doubt about the customer’s ability to continue as a going concern,

•

whether, based on its projections of the customer’s current capabilities, the Company believes the customer’s future cash flows will be insufficient to service the debt, including interest, in accordance with the contractual terms of the existing agreement for the foreseeable future, and

•	whether, without modification, the customer cannot obtain sufficient funds from other sources at an effective interest rate equal to the current market rate for similar debt for a non-troubled debtor.

If the Company concludes that both a concession has been granted and the concession was granted to a customer experiencing financial difficulties, the Company identifies the loan as a TDR in its loan system. For purposes of the determination of an allowance for loan losses on these TDRs, the loan is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology. If it is determined that losses are probable on such TDRs, either because of delinquency or other credit quality indicators, the Company establishes specific reserves for these loans.

Information about the Company’s TDRs at December 31, 2011 and 2010 is presented in the following tables.

	For the Year Ended December 31, 2011
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total Loans
Real estate loans:
One- to four-family first mortgage	$—	$—	$—	$—
Home equity loans and lines	15	—	—	15
Commercial real estate	319	—	117	436
Construction and land	198	—	—	198
Multi-family residential	—	—	—	—

Total real estate loans	532	—	117	649

Other loans:
Commercial and industrial	22	—	—	22
Consumer	44	—	—	44

Total other loans	66	—	—	66

Total loans	$598	$—	$117	$715

	For the Year Ended December 31, 2010
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total Loans
Real estate loans:
One- to four-family first mortgage	$—	$—	$—	$—
Home equity loans and lines	15	—	—	15
Commercial real estate	469	—	—	469
Construction and land	207	—	—	207
Multi-family residential	—	—	—	—

Total real estate loans	691	—	—	691

Other loans:
Commercial and industrial	30	—	—	30
Consumer	—	—	—	—

Total other loans	30	—	—	30

Total loans	$721	$—	$—	$721

A summary of information pertaining to modified terms of loans, as of the date indicated is as follows.

	As of December 31, 2011			As of December 31, 2010
(dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructuring:
One- to four-family first mortgage	—	$—	$—	—	$—	$—
Home equity loans and lines	1	19	15	1	19	15
Commercial real estate	2	447	435	2	476	469
Construction and land	2	199	199	1	207	207
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	2	55	22	1	63	30
Other consumer	3	50	44	—	—	—

Total	10	$770	$715	5	$765	$721

None of the performing troubled debt restructurings as of December 31, 2011 defaulted subsequent to the restructuring through the date the financial statements were available to be issued.

6. Loan Servicing

Mortgage loans sold to and serviced for others are not included in the accompanying statements of financial condition. The unpaid principal balances of these loans as of December 31 of the years indicated are summarized as follows.

(dollars in thousands)	2011	2010	2009
Mortgage loans sold to Federal Home Loan Mortgage Corporation without recourse	$23,832	$8,043	$10,566
Mortgage loans sold to Federal National Mortgage Association without recourse	112,693	23,116	13,481

Balance, end of period	$136,525	$31,159	$24,047

The Company records servicing assets related to mortgage loans sold and serviced at fair value and will amortize these servicing assets over the period of estimated net servicing income associated with each loan. Management assesses servicing assets for potential impairment annually. Activity related to servicing assets for the years ended December 31, 2011, 2010 and 2009 is summarized as follows.

(dollars in thousands)	2011(1)	2010	2009
Balance at the beginning of the year	$145	$78	$19
Recognition of servicing assets from the transfer of financial assets	529	112	90
Amortization	(129)	(45)	(31)

Balance, end of period	$545	$145	$78

Fair value, end of period	$1,811	$172	$131

(1)	Includes $404,000 acquired in the acquisition of GSFC.

Custodial and escrow account balances maintained in connection with the foregoing loan servicing arrangements were $733,000 and $115,000 as of December 31, 2011 and 2010, respectively.

7. Office Properties and Equipment

Office properties and equipment consisted of the following as of December 31 of the years indicated.

(dollars in thousands)	2011	2010
Land	$10,616	$6,667
Buildings and improvements	22,597	17,951
Furniture and equipment	8,979	7,897

Total office properties and equipment	42,192	32,515
Less accumulated depreciation	10,428	9,143

Total office properties and equipment, net	$31,764	$23,372

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $1,299,000, $1,099,000 and $886,000, respectively.

8. Goodwill and Intangibles

The carrying amount of goodwill as of December 31, 2011 and 2010 was $914,000 and $560,000, respectively.

A summary of core deposit intangible assets as of December 31 of the years indicated follows.

(dollars in thousands)	2011	2010
Gross carrying amount	$1,221	$—
Core deposit intangibles acquired during the year	859	1,429
Less accumulated depreciation	(318)	(208)

Total core deposit intangible asset	$1,762	$1,221

Amortization expense on the core deposit intangible assets for the years ended December 31, 2011 and 2010 was $318,000 and $208,000, respectively.

The carrying amount of mortgage servicing asset as of December 31, 2011, 2010 and 2009 was $545,000, $145,000 and $78,000, respectively. The carrying amount as of December 31, 2011 includes $404,000 acquired in the acquisition of GSFC.

9. Deposits

Deposits consisted of the following major classifications as of December 31 of the years indicated.

(dollars in thousands)	2011	2010
Demand deposit accounts	$127,828	$100,579
Savings	43,671	29,258
Money market accounts	180,790	133,245
NOW accounts	93,679	68,398
Certificates of deposit	284,766	221,738

Total deposits	$730,734	$553,218

As of December 31, 2011, the scheduled maturities of certificates of deposit are as follows.

(dollars in thousands)	Amount
2012	$181,759
2013	69,410
2014	13,294
2015	4,745
2016	3,344
Thereafter	12,214

Total certificates of deposit	$284,766

As of December 31, 2011 and 2010, the aggregate amount of certificates of deposit with balances of $100,000 or more was $130,417,000 and $92,170,000, respectively.

10. Short-term FHLB Advances

As of December 31, 2011, short-term FHLB advances totaled $52,634,000 compared to no outstanding short-term FHLB advances as of December 31, 2010. These advances, which mature within one year, had a weighted average rate of 0.12% and 0.19% for the years ended December 31, 2011 and 2010, respectively. For the years ended December 31, 2011 and 2010, the average volume of short-term FHLB advances carried by the Company was $39,139,000 and $3,887,000, respectively.

Collateral for short and long-term FHLB advances is secured through a blanket lien evidenced by the Bank’s pledge of first mortgage collateral, demand deposit accounts, capital stock and certain other assets pursuant to the “Advances, Collateral Pledge and Security Agreement.” Under this collateral pledge agreement, the Bank must meet all statutory and regulatory capital standards and must meet all FHLB credit underwriting standards. Management believes that the Bank was in compliance with all such requirements as of December 31, 2011 and 2010.

As of December 31, 2011 and 2010, the Bank had $270,507,000 and $253,536,000, respectively, of additional FHLB advances available.

11. Long-term FHLB Advances

As of December 31, 2011 and 2010, long-term FHLB advances totaled $40,989,000 and $13,000,000, respectively. These advances had weighted average rates of 1.98% and 3.34% for the years ended December 31, 2011 and 2010, respectively. The following table summarizes long-term advances as of December 31, 2011.

(dollars in thousands)	Amount	Weighted Average Rate
Fixed rate advances maturing in:
2012	$4,000	1.31%
2013	13,490	2.30
2014	11,076	2.22
2015	2,423	3.09
2016	—	—
Thereafter	10,000	3.22

Total long-term FHLB advances	$40,989	2.45%

12. Income Taxes

The Company files federal income tax returns on a calendar year basis. Income tax expense (benefit) for the years indicated is summarized as follows.

(dollars in thousands)	2011	2010	2009
Current	$988	$2,961	$3,405
Deferred	1,647	(617)	(1,096)

Total income tax expense	$2,635	$2,344	$2,309

The components of the Company’s net deferred tax asset as of December 31 of the years indicated are as follows.

(dollars in thousands)	2011	2010
Deferred tax assets (liabilities):
FHLB stock dividends	$(10)	$(7)
Provision for loan losses	1,735	1,093
Accumulated depreciation	(1,487)	(518)
Intangible assets	(1,144)	35
Unrealized gain on securities available for sale	(889)	(357)
Discount on purchased loans	1,227	—
Borrowings	217	—
Premium on purchased deposits	183	—
Mortgage servicing rights	(184)	(49)
Deferred compensation	245	214
Stock-based compensation	477	384
Other-than-temporary impairment of securities	16	1,409
Other	933	51

Deferred tax asset	$1,319	$2,255

For the years ended December 31, 2011, 2010 and 2009, the provision for federal income taxes differed from the amount computed by applying the federal income tax statutory rate of 34% on income from operations as indicated in the following analysis:

(dollars in thousands)	2011	2010	2009
Federal tax based on statutory rate	$2,637	$2,391	$2,376
State tax based on statutory rate	16	39	84
Decrease resulting from:
Effect of tax-exempt income	(76)	(18)	(19)
Tax credits	—	—	(23)
Other	58	(68)	(109)

Income tax expense	$2,635	$2,344	$2,309

Effective tax rate	34.0%	33.3%	33.0%

Retained earnings as of December 31, 2011, December 31, 2010 and December 31, 2009, included $5,837,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than bad debt losses would create income for tax purposes only, which would be subject to the then-current federal statutory income tax rate. The unrecorded deferred income tax liability on the above amount was $1,985,000 as of December 31, 2011, 2010 and 2009. Current accounting standards do not require the accrual of this deferred tax amount to be recorded unless it is probable that the reserve (for tax purposes) will be significantly depleted by loan losses deductible for tax purposes in the future. Based on current estimates of losses within the Company’s loan portfolio, accrual of the deferred tax liability associated with this reserve was not required as of December 31, 2011, 2010 and 2009.

13. Commitments and Contingencies

Standby letters of credit represent commitments by the Bank to meet the obligations of certain customers if called upon. The Bank normally secures its outstanding standby letters of credit with deposits from the customer. As of December 31, 2011 and 2010, outstanding standby letters of credit were approximately $1,626,000 and $1,190,000, respectively.

Additionally, in the normal course of business, there were various other commitments and contingent liabilities which are not reflected in the financial statements. Loan commitments are single-purpose commitments to lend which will be funded and reduced according to specified repayment schedules. Most of these commitments have maturities of less than one year. Loan commitments outstanding were approximately $91,550,000 and $85,100,000 as of December 31, 2011 and 2010, respectively. Unused availability under outstanding lines-of-credit was approximately $60,675,000 and $39,225,000 as of December 31, 2011 and 2010, respectively. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include certificates of deposit, property, plant and equipment and income-producing properties. There are no commitments which present an unusual risk to the Bank, and no material losses are anticipated as a result of these transactions.

14. Regulatory Matters

The Bank is subject to regulatory capital requirements administered by the OCC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions for the Bank are based on the level of regulatory classified assets, prior earnings, and the ratio of equity capital to total assets. The Bank may not declare dividends without prior regulatory approval.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to average assets and risk-weighted assets (as defined). Management believes, as of December 31, 2011, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2011, the most recent notification from the OCC categorized the Bank as “well capitalized” under the OCC regulatory classification framework. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and tangible capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the following table.

(dollars in thousands)	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2011
Tier 1 risk-based capital:	$118,878	20.34%	$23,378	4.0%	$35,068	6.0%
Total risk-based capital:	123,504	21.13%	46,757	8.0%	58,446	10.0%
Tier 1 leverage capital:	118,878	12.53%	37,944	4.0%	47,431	5.0%

December 31, 2010
Tier 1 risk-based capital:	$105,544	22.85%	$17,665	4.0%	$26,498	6.0%
Total risk-based capital:	104,447	23.65%	35,331	8.0%	44,163	10.0%
Tier 1 leverage capital:	105,544	15.46%	27,312	4.0%	34,141	5.0%

15. Benefit Plans

401(k) Match and Profit Sharing Plan

The Company’s 401(k) defined contribution plan allows its participants to contribute up to 75% of their pretax earnings on a tax-deferred basis up to the statutory limit, and the Company contributes a matching contribution on behalf of plan participants limited to 4% of the employees’ salaries. For the years ended December 31, 2011, 2010 and 2009, the Company made contributions of $358,000, $241,000 and $217,000, respectively, in connection with the plans, which is included in compensation and benefits expense in the accompanying statements of income.

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

Compensation cost related to the ESOP was $520,000, $474,000 and $405,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The fair value of the unearned ESOP shares, using the closing quoted market price per share as of year-end, was approximately $9,271,000 and $8,759,000 as of December 31, 2011 and 2010, respectively. A summary of the ESOP share allocation as of December 31, 2011 follows.

Shares allocated, beginning of year	80,125
Shares allocated during the year	35,708
Shares distributed during the year	(1,263)

Allocated shares held by ESOP trust as of year end	114,570
Unallocated shares	598,099

Total ESOP shares	712,669

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

The Bank’s nonqualified salary continuation agreement with its Chief Lending Officer provides that the executive will be entitled to a stated annual benefit for a period of ten years upon retirement from the Bank after attaining age 65, distributed monthly. In the event of early retirement, the Bank shall pay the executive his vested benefits in 120 equal monthly installments upon attaining age 65. Upon death during active service, the Bank shall distribute the fully vested normal retirement benefit to the executive’s beneficiary in 120 monthly installments. In the event of a separation from service within 24 months following a change in control but prior to normal retirement age, the Bank shall distribute to the executive the vested portion of the annual benefit in a lump sum on the first day of the month following the separation from service. Benefits are subject to a six-month delay to the extent required by applicable law. The Company had an outstanding liability totaling $722,000 and $628,000 as of December 31, 2011 and 2010, respectively, in connection with the agreements.

16. Stock-based Payment Arrangements

The Company’s shareholders approved the 2009 Stock Option Plan (“SOP”) and the 2009 Recognition and Retention Plan (“RRP”) on May 12, 2009 to provide incentives and awards for directors, officers and other key employees of the Company and its subsidiary. These plans are administered by a committee appointed by the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards. In accordance with ASC 718, the Company adopted a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured as of the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Stock Option Plan

The Company issues stock options under the SOP to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years. The stock options granted were issued with vesting periods of five years. The maximum number of shares issuable under the SOP is 892,687, subject to adjustment. As of December 31, 2011, options to acquire 833,180 shares were outstanding under the SOP.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. This model requires management to make certain assumptions, including the expected life of the option, the risk-free rate of interest, the expected volatility and the expected dividend yield. The following assumptions were made in estimating 2011 fair values:

Expected dividends	1.5%
Expected volatility	36.59%
Risk-free interest rate	2.1%
Expected term (in years)	6.5

As of December 31, 2011, there was $1,527,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a period of 2.6 years.

For the years ended December 31, 2011, 2010 and 2009, the Company recognized $626,000, $594,000 and $364,000, respectively, in compensation cost related to stock options, which is included in compensation and benefits expense in the accompanying consolidated statements of income.

The following table represents stock option activity for the year ended December 31, 2011.

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2011	819,080	$11.47	$3.75
Granted	30,500	14.56	4.91
Exercised	(6,560)	11.45	3.74
Forfeited	(9,840)	11.45	3.74

Outstanding as of December 31, 2011	833,180	$11.58	$3.79	7.5	$3,265,000

Exercisable as of December 31, 2011	316,472	$11.46	$3.74	7.4	$1,279,000

Recognition and Retention Plan

The Company issues restricted stock under the RRP to directors, officers and other key employees. A total of 357,075 shares of the Company’s outstanding common stock, or 4% of total shares outstanding at the time the RRP was implemented, were approved for restricted stock awards under the RRP. During 2009, the Company purchased in the open market all shares required to fund the RRP at an average cost of $11.81 per share. As of December 31, 2011, the cost of such shares held by the RRP totaled $2,645,000, which is included in the Company’s unallocated common stock held by the RRP in the consolidated statements of financial condition.

The RRP allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock provide instructions to the trustees of the RRP as to how their restricted stock shall be voted. The unearned compensation related to these awards is amortized to compensation expense over the five-year vesting period. The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock as of the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of December 31, 2011, unearned share-based compensation associated with these awards totaled $1,963,000.

For the years ended December 31, 2011, 2010 and 2009, the Company recognized $771,000, $766,000 and $493,000, respectively, in compensation cost related to restricted stock grants, which is included in compensation and benefits expense in the accompanying consolidated statements of income.

The following table represents unvested restricted stock activity in the RRP for the year ended December 31, 2011.

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance, beginning of year	272,080	$11.48
Granted	10,500	14.61
Forfeited	(4,000)	11.45
Released	(66,720)	11.48

Balance, end of period	211,860	$11.64

17. Earnings Per Share

Earnings per common share was computed based on the following:

	Years Ended December 31,
(in thousands, except per share data)	2011	2010	2009
Numerator:
Income applicable to common shares	$5,120	$4,688	$4,680

Denominator:
Weighted average common shares outstanding	7,106	7,521	8,031
Effect of dilutive securities:
Restricted stock	125	66	21

Weighted average common shares outstanding—assuming dilution	7,231	7,587	8,052

Earnings per common share	$0.72	$0.62	$0.58

Earnings per common share—assuming dilution	$0.71	$0.62	$0.58

Options on 833,180, 819,080 and 815,080 shares of common stock were not included in computing diluted earnings per share for the years ended December 31, 2011, 2010 and 2009, respectively, because the effect of these shares were anti-dilutive.

18. Other Comprehensive Income (Loss)

The following is a summary of the changes in the components of other comprehensive income (loss):

	Years Ended December 31,
(dollars in thousands)	2011	2010	2009
Balance as of beginning of year, net	$693	$(88)	$(5,312)

Change in unrealized gain on securities available for sale	1,396	12	7,092
Reclassification adjustment for realized (gain) loss on securities sold	171	(58)	—
Reclassification adjustment for net losses realized in net income	—	1,229	1,888
Reclassification adjustment for cumulative effect adjustment	—	—	(1,065)

Change in net unrealized gain	1,567	1,183	7,915
Tax effect	(533)	(402)	(2,691)

Net of tax change	1,034	781	5,224

Balance in other comprehensive income (loss), net of income taxes	$1,727	$693	$(88)

19. Related Party Transactions

Certain directors and officers of the Company are customers of the Company. Loan transactions with directors, officers and employees are made on the same terms as those prevailing at the time for comparable loans to other persons. Loans outstanding to directors, executive officers and their affiliates totaled $7,986,000 and $6,714,000 as of December 31, 2011 and 2010, respectively. A summary of related party loan activity during 2011 follows.

(dollars in thousands)
Balance, beginning of year	$6,714
New loans	5,129
Repayments, net	(3,857)

Balance, end of year	$7,986

None of the related party loans were identified as impaired or exceeded 5% of shareholders’ equity for the years ended 2011 or 2010.

Related party deposits totaled $5,973,000 and $4,980,000 as of December 31, 2011 and 2010, respectively.

20. Fair Value Disclosures

The Company groups its financial assets and liabilities measured at fair value in three levels as required by ASC 820, Fair Value Measurements and Disclosures. Under this guidance, fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the inputs used to develop those assumptions and measure fair value. The hierarchy requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Recurring Basis

Investment Securities Available for Sale

Fair values of investment securities available for sale are primarily measured using information from a third-party pricing service. This pricing service provides pricing information by utilizing evaluated pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data from market research publications. If quoted prices are available in an active market, investment securities are classified as Level 1 measurements. If quoted prices are not available in an active market, fair values were estimated primarily by the use of pricing models. Level 2 investment securities were primarily comprised of mortgage-backed securities issued by government agencies and U.S. government-sponsored enterprises. In certain cases, where there is limited or less transparent information provided by the Company’s third-party pricing service, fair value is estimated by the use of secondary pricing services or through the use of non-binding third-party broker quotes. Investment securities are classified within Level 3 when little or no market activity supports the fair value.

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of December 31, 2011, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets and liabilities measured on a recurring basis as of December 31, 2011 and 2010 aggregated by the level in the fair value hierarchy in which these measurements fall.

(dollars in thousands)	December 31, 2011	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$116,529	$—	$116,529	$—
Non-U.S. agency mortgage-backed	13,679	—	13,679	—
Municipal bonds	12,221	—	12,221	—
U.S. government agency	12,831	—	12,831	—

Total	$155,260	$—	$155,260	$—

(dollars in thousands)	December 31, 2010	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$85,335	$—	$85,335	$—
Non-U.S. agency mortgage-backed	20,451	—	17,216	3,235
U.S. government agency	6,176	—	6,176	—

Total	$111,962	$—	$108,727	$3,235

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

The following table reconciles assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(dollars in thousands)	Non-U.S. agency mortgage-backed securities
Balance as of beginning of year	$3,235
Total gains or losses (realized/unrealized)
Included in earnings	28
Included in other comprehensive income	41
Principal payments	(203)
Sales	(3,101)
Transfers in and/or out of Level 3	—

Balance as of end of year	$—

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of December 31, 2011	$—

Nonrecurring Basis

In accordance with the provisions of ASC 310, Receivables, the Company records loans considered impaired at their fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the fair value of the collateral for collateral-dependent loans. For non-collateral-dependent loans, fair value is measured by present valuing expected future cash flows. Impaired loans are classified as Level 2 assets when measured using appraisals from external parties of the collateral less any prior liens. Impaired loans are classified as Level 3 when an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price. Repossessed assets are initially recorded at fair value less estimated costs to sell. The fair value of repossessed assets is based on property appraisals and an analysis of similar properties available. As such, the Company classifies repossessed assets as Level 2 assets. Repossessed assets are classified as Level 3 assets when an appraised value is not available or management determines the fair value of the property is further impaired below the appraised value and there is no observable market price.

Acquired Loans with deteriorated credit quality, the FDIC loss sharing receivable, and acquired interest-bearing deposit liabilities are measured on a nonrecurring basis using significant unobservable inputs (Level 3).

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2011	Level 1	Level 2	Level 3
Assets
Acquired Loans with deteriorated credit quality	$66,393	$—	$—	$66,393
Impaired loans excluding Acquired Loans	5,925	—	5,925	—
Repossessed assets	8,964	—	8,964	—
FDIC loss sharing receivable	24,222	—	—	24,222

Total	$105,554	$—	$14,889	$90,665

Liabilities
Deposits acquired through business combinations	$129,034	$—	$—	$129,034

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2010	Level 1	Level 2	Level 3
Assets
Acquired Loans with deteriorated credit quality	$80,447	$—	$—	$80,447
Impaired loans, net	1,296	—	1,296	—
Repossessed assets	5,683	—	5,683	—
FDIC loss sharing receivable	32,013	—	—	32,013

Total	$119,439	$—	$6,979	$112,460

Liabilities
Deposits acquired through business combinations	$67,466	$—	$—	$67,466

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

The cash surrender value of bank-owned life insurance (“BOLI”) approximates its fair value.

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

Fair Value Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect the premium or discount on any particular financial instrument that could result from the sale of the Company’s entire holdings. Fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include deferred income taxes, premises and equipment and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

The fair value of off-balance sheet financial instruments as of December 31, 2011 and 2010 was immaterial.

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$31,273	$31,273	$36,970	$36,970
Interest-bearing deposits in banks	5,583	5,583	7,867	7,867
Investment securities available for sale	155,260	155,260	111,962	111,962
Investment securities held to maturity	3,462	3,575	15,220	15,400
Mortgage loans held for sale	1,673	1,673	2,437	2,437
Loans, net	661,267	686,538	435,992	449,061
Cash surrender value of bank-owned life insurance	16,771	16,771	16,193	16,193

Financial Liabilities:
Deposits	$730,734	$732,266	$553,218	$555,250
Short-term FHLB advances	52,634	52,634	—	—
Long-term FHLB advances	40,989	42,465	13,000	13,305

21. Condensed Parent Company Only Financial Statements

Condensed financial statements of Home Bancorp, Inc. (parent company only) are shown below. The parent company has no significant operating activities.

Condensed Balance Sheets

December 31, 2011 and 2010

(dollars in thousands)	2011	2010
Assets
Cash in bank	$1,975	$8,621
Investment securities	9,126	15,576
Investment in subsidiary	122,998	107,645
Other assets	72	77

Total assets	$134,171	$131,919

Liabilities	$(114)	$389
Shareholders’ equity	134,285	131,530

Total liabilities and shareholders’ equity	$134,171	$131,919

Condensed Statements of Operations

For the Years Ended December 31, 2011, 2010 and 2009

(dollars in thousands)	2011	2010	2009
Operating income
Interest income	$397	$740	$1,359
Dividend from subsidiary	18,000	—	—

Total operating income	18,397	740	1,359

Operating expenses
Other expenses	203	250	315

Total operating expenses	203	250	315

Income before income tax expense and equity in undistributed earnings of subsidiary	18,194	490	1,044
Income tax expense	76	192	410

Income before equity in undistributed earnings of subsidiary	18,118	298	634
Increase (decrease) in equity in undistributed earnings of subsidiary	(12,998)	4,390	4,046

Net income	$5,120	$4,688	$4,680

Condensed Statements of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

(dollars in thousands)	2011	2010	2009
Cash Flows from Operating Activities
Net income	$5,120	$4,688	$4,680
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/discount on investments	(20)	(24)	(59)
Non-cash compensation	520	474	405
Increase (decrease) in accrued interest and other assets	669	244	(150)
(Decrease) Increase in equity in net income of subsidiary	(5,002)	(4,390)	(4,045)
Dividend from subsidiary	18,000	—	—
Increase (decrease) in accrued expenses and other liabilities	(456)	(185)	258

Net Cash Provided by Operating Activities	18,831	807	1,089

Cash Flows from Investing Activities
Proceeds from prepayment on available for sale securities	6,332	7,994	11,391
Net cash paid in acquisitions	(26,417)	—	—

Net Cash Provided by (Used in) Investing Activities	(20,085)	7,994	11,391

Cash Flows from Financing Activities
Proceeds from exercise of stock options	75	—	—
Purchase of treasury stock	(5,467)	(8,577)	(1,849)
Repurchase shares for RRP	—	—	(4,218)
Costs of issuance of common stock	—	—	(14)

Net Cash Used in Financing Activities	(5,392)	(8,577)	(6,081)

Net Increase (Decrease) in Cash and Cash Equivalents	(6,646)	224	6,399
Cash and Cash Equivalents as of Beginning of Period	8,621	8,397	1,998

Cash and Cash Equivalents as of End of Period	$1,975	$8,621	$8,397

22. Consolidated Quarterly Results of Operations (unaudited)

	First	Second	Third	Fourth
(dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2011
Total interest income	$8,158	$8,117	$10,789	$11,371
Total interest expense	1,278	1,150	1,400	1,389

Net interest income	6,880	6,967	9,389	9,982
Provision for loan losses	102	264	526	568

Net interest income after provision for loan losses	6,778	6,703	8,863	9,414
Noninterest income	1,222	2,102	1,599	1,858
Noninterest expense	6,707	6,811	9,182	8,083

Income before income taxes	1,293	1,994	1,280	3,189
Income tax expense	498	726	357	1,055

Net income	$795	$1,268	$923	$2,134

Earnings per share – basic	$0.11	$0.18	$0.13	$0.31

Earnings per share – diluted	$0.11	$0.17	$0.13	$0.30

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2010
Total interest income	$7,258	$9,042	$8,809	$8,550
Total interest expense	1,394	1,539	1,542	1,406

Net interest income	5,864	7,503	7,267	7,144
Provision for loan losses	350	200	168	147

Net interest income after provision for loan losses	5,514	7,303	7,099	6,997
Noninterest income	998	1,370	644	1,479
Noninterest expense	5,247	6,467	6,385	6,273

Income before income taxes	1,265	2,206	1,358	2,203
Income tax expense	420	739	447	738

Net income	$845	$1,467	$911	$1,465

Earnings per share – basic	$0.11	$0.19	$0.12	$0.20

Earnings per share – diluted	$0.11	$0.19	$0.12	$0.20

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2011. Our independent registered public accountants have issued an audit report on the company’s internal control over financial reporting. This report appears on page 46.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC for the 2012 Annual Meeting of Shareholders to be held in May 2012 (the “Proxy Statement”).

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

Equity Compensation Plan Information. The following table provides information as of December 31, 2011 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2009 Stock Option Plan and 2009 Recognition and Retention Plan, both of which were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,045,040	(1)	$11.47	(1)	64,722
Equity compensation plans not approved by security holders	—		—		—

Total	1,045,040		$11.47		64,722

(1)	Includes 357,075 shares subject to restricted stock grants which were not vested as of December 31, 2011. The weighted-average exercise price excludes such restricted stock grants.

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

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition

Consolidated Statements of Income

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
2.1	Purchase and Assumption Agreement, Whole Banks, All Deposits, Among the Federal Deposit Insurance Corporation, Receiver of Statewide Bank, Covington, Louisiana, the Federal Deposit Insurance Corporation and Home Bank, dated as of March 12, 2010	(1)

3.1	Articles of Incorporation of Home Bancorp, Inc.	(2)

3.2	Amended and Restated Bylaws of Home Bancorp, Inc.	(3)

4.0	Form of Stock Certificate of Home Bancorp, Inc.	(2)

10.1	Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(2)

10.2	Salary Continuation Agreement by and between Home Bank and Darren E. Guidry*	(2)

10.3	Amendment No. 1 to the Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(4)

10.4	Amendment No. 1 to the Salary Continuation Agreement by and between Home Bank and Darren E. Guidry*	(4)

10.5	2005 Directors’ Deferral Plan*	(4)

10.6	Amended and Restated Employment Agreement by and between Home Bank and John W. Bordelon*	(5)

10.7	Amended and Restated Employment Agreement by and between Home Bancorp, Inc. and John W. Bordelon*	(5)

10.8	Amended and Restated Employment Agreement by and between Home Bank and Darren E. Guidry*	(5)

10.9	Amended and Restated Employment Agreement by and between Home Bank and Scott T. Sutton*	(5)

No.	Description	Location

10.10	Amended and Restated Employment Agreement by and between Home Bank and Joseph B. Zanco*	(5)

10.11	Home Bancorp, Inc. 2009 Stock Option Plan*	(6)

10.12	Home Bancorp, Inc. 2009 Recognition and Retention Plan and Trust Agreement*	(7)

23.1	Consent of Porter Keadle Moore, LLC	Filed herewith

31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith

32.0	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document**

*	Denotes a management contract or compensatory plan or arrangement.
**	Furnished with this Form 10-K.
(1)	Incorporated by reference from the like-numbered exhibit included in the Company’s Current Report on Form 8-K, dated as of March 12, 2010, filed March 18, 2010 (SEC File No. 001-34190).
(2)	Incorporated by reference from the like-numbered exhibit included in Home Bancorp’s registration statement on Form S-1, filed June 6, 2008 (SEC File No. 333-151492).
(3)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of March 23, 2009 and filed March 27, 2009 (SEC File No. 001-34190).
(4)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of December 22, 2008 and filed December 29, 2008 (SEC File No. 001-34190).
(5)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of March 28, 2011 and filed March 30, 2011 (SEC File No. 001-34190).
(6)	Incorporated by reference from Appendix A to Home Bancorp’s definitive proxy statement filed April 1, 2009 (SEC File No. 001-34190) and included in Form S-8, filed June 23, 2009 (SEC File No. 333-160155).
(7)	Incorporated by reference from Appendix B to Home Bancorp’s definitive proxy statement filed April 1, 2009 (SEC File No. 001-34190).

(b) Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c) Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP, INC.

March 15, 2012	By:	/s/ John W. Bordelon
John W. Bordelon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ John W. Bordelon John W. Bordelon	President, Chief Executive Officer and Director	March 15, 2012

/s/ Michael P. Maraist Michael P. Maraist	Chairman of the Board	March 15, 2012

/s/ Paul J. Blanchet, III Paul J. Blanchet, III	Director	March 15, 2012

/s/ Richard J. Bourgeois Richard J. Bourgeois	Director	March 15, 2012

/s/ Henry W. Busch, Jr. Henry William Busch, Jr.	Director	March 15, 2012

/s/ John A. Hendry John A. Hendry	Director	March 15, 2012

/s/ Marc W. Judice Marc W. Judice	Director	March 15, 2012

/s/ Joseph B. Zanco Joseph B. Zanco	Executive Vice President and Chief Financial Officer	March 15, 2012

/s/ Mary H. Hopkins Mary H. Hopkins	Home Bank First Vice President and Director of Financial Reporting	March 15, 2012