Form 10-Q
period 2012-03-31
HOME BANCORP, INC.
filed 2012-05-09
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2012

or

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

At May 4, 2012, the registrant had 7,756,039 shares of common stock, $0.01 par value, outstanding.

HOME BANCORP, INC. and SUBSIDIARY

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) March 31, 2012	(Audited) December 31, 2011
Assets
Cash and cash equivalents	$33,800,736	$31,272,508
Interest-bearing deposits in banks	4,754,000	5,583,000
Investment securities available for sale, at fair value	161,000,461	155,259,978
Investment securities held to maturity (fair values of $3,167,538 and $3,574,684, respectively)	3,064,866	3,461,717
Mortgage loans held for sale	1,794,119	1,672,597
Loans covered by loss sharing agreements	56,111,387	61,070,360
Noncovered loans, net of unearned income	622,539,181	605,301,127

Total loans, net of unearned income	678,650,568	666,371,487
Allowance for loan losses	(5,813,095)	(5,104,363)

Total loans, net of unearned income and allowance for loan losses	672,837,473	661,267,124

Office properties and equipment, net	30,724,675	31,763,692
Cash surrender value of bank-owned life insurance	16,902,453	16,771,174
FDIC loss sharing receivable	24,399,699	24,222,190
Accrued interest receivable and other assets	30,275,634	32,515,158

Total Assets	$979,554,116	$963,789,138

Liabilities
Deposits:
Noninterest-bearing	$135,599,674	$127,827,509
Interest-bearing	600,557,556	602,906,246

Total deposits	736,157,230	730,733,755
Short-term Federal Home Loan Bank (FHLB) advances	61,041,726	52,634,218
Long-term Federal Home Loan Bank (FHLB) advances	39,806,304	40,988,736
Accrued interest payable and other liabilities	4,827,764	5,147,595

Total Liabilities	841,833,024	829,504,304

Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,940,275 and 8,933,435 shares issued; 7,762,204 and 7,759,954 shares outstanding, respectively	89,404	89,335
Additional paid-in capital	90,230,748	89,741,406
Treasury stock at cost -1,178,071 and 1,173,481 shares, respectively	(15,965,319)	(15,892,315)
Unallocated common stock held by:		—
Employee Stock Ownership Plan (ESOP)	(5,891,720)	(5,980,990)
Recognition and Retention Plan (RRP)	(2,639,799)	(2,644,523)
Retained earnings	69,305,807	67,245,350
Accumulated other comprehensive income	2,591,971	1,726,571

Total Shareholders’ Equity	137,721,092	134,284,834

Total Liabilities and Shareholders’ Equity	$979,554,116	$963,789,138

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Interest Income
Loans, including fees	$10,371,357	$7,160,653
Investment securities	859,482	960,821
Other investments and deposits	34,398	36,721

Total interest income	11,265,237	8,158,195

Interest Expense
Deposits	1,131,848	1,177,048
Short-term FHLB advances	15,842	912
Long-term FHLB advances	164,994	99,728

Total interest expense	1,312,684	1,277,688

Net interest income	9,952,553	6,880,507
Provision for loan losses	711,900	102,276

Net interest income after provision for loan losses	9,240,653	6,778,231

Noninterest Income
Service fees and charges	569,941	474,824
Bank card fees	468,284	398,094
Gain on sale of loans, net	326,171	104,393
Income from bank-owned life insurance	131,279	145,419
Gain/(loss) on sale of securities, net	168	(166,082)
Discount accretion of FDIC loss sharing receivable	177,510	238,669
Other income	26,562	26,583

Total noninterest income	1,699,915	1,221,900

Noninterest Expense
Compensation and benefits	4,695,709	3,998,408
Occupancy	694,941	565,261
Marketing and advertising	151,474	161,050
Data processing and communication	672,341	541,507
Professional services	232,253	419,732
Forms, printing and supplies	126,266	113,980
Franchise and shares tax	175,651	180,500
Regulatory fees	198,158	229,739
Foreclosed assets, net	267,998	48,134
Other expenses	594,031	448,811

Total noninterest expense	7,808,822	6,707,122

Income before income tax expense	3,131,746	1,293,009
Income tax expense	1,071,289	498,325

Net Income	$2,060,457	$794,684

Earnings per share:
Basic	$0.30	$0.11
Diluted	$0.29	$0.11

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

Net Income	$2,060,457	$794,684

Other Comprehensive Income
Unrealized gains on investment securities (net of taxes, $465,985 and $203,198, respectively)	$865,509	$284,830

Reclassification adjustment for losses (gains) included in net income, (net of taxes, $59 and $56,468, respectively)	(109)	109,614

Other comprehensive income, net of taxes	$865,400	$394,444

Comprehensive Income	$2,925,857	$1,189,128

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2010(1)	$89,270	$88,818,862	$(10,425,725)	$(6,338,070)	$(3,432,486)	$62,125,568	$692,523	$131,529,942
Comprehensive income:
Net income						794,684		794,684
Change in unrealized gain on securities available for sale, net of taxes							284,830	284,830
Reclassification adjustment for realized losses on securities sold, net of taxes							109,614	109,614
Treasury stock acquired at cost, 43,843 shares			(602,850)					(602,850)
RRP shares released for allocation		(4,434)			4,724			290
ESOP shares released for allocation		36,077		89,270				125,347
Share-based compensation cost		332,642						332,642

Balance, March 31, 2011	$89,270	$89,183,147	$(11,028,575)	$(6,248,800)	$(3,427,762)	$62,920,252	$1,086,967	$132,574,499

Balance, December 31, 2011(1)	$89,335	$89,741,406	$(15,892,315)	$(5,980,990)	$(2,644,523)	$67,245,350	$1,726,571	$134,284,834
Comprehensive income:
Net income						2,060,457		2,060,457
Change in unrealized gain on securities available for sale, net of taxes							865,509	865,509
Reclassification adjustment for realized gains on securities sold, net of taxes							(109)	(109)
Treasury stock acquired at cost, 4,590 shares			(73,004)					(73,004)
Exercise of stock options	69	78,250						78,319
RRP shares released for allocation		(4,198)			4,724			526
ESOP shares released for allocation		55,131		89,270				144,401
Share-based compensation cost		360,159						360,159

Balance, March 31, 2012	$89,404	$90,230,748	$(15,965,319)	$(5,891,720)	$(2,639,799)	$69,305,807	$2,591,971	$137,721,092

(1)	Balances as of December 31, 2010 and December 31, 2011 are audited.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities, net of effects of acquisition:
Net income	$2,060,457	$794,684
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	711,900	102,276
Depreciation	365,689	307,415
Amortization of purchase accounting valuations and intangibles	3,284,055	(1,193,170)
Net amortization of mortgage servicing asset	39,195	7,365
Federal Home Loan Bank stock dividends	(5,000)	(1,200)
Net amortization of discount on investments	(314,619)	(204,622)
Loss (gain) on sale of investment securities, net	(168)	166,082
Gain on loans sold, net	(326,171)	(104,393)
Proceeds, including principal payments, from loans held for sale	10,001,360	9,827,555
Originations of loans held for sale	(9,655,739)	(6,615,532)
Non-cash compensation	504,560	457,989
Deferred income tax provision (benefit)	755,430	(1,087,115)
Decrease in interest receivable and other assets	(281,497)	737,159
Increase in cash surrender value of bank-owned life insurance	(131,279)	(145,419)
(Decrease) increase in accrued interest payable and other liabilities	(332,088)	609,049

Net cash provided by operating activities	6,676,085	3,658,123

Cash flows from investing activities, net of effects of acquisition:
Purchases of securities available for sale	(13,615,599)	(32,601,078)
Purchases of securities held to maturity	—	(3,000,000)
Proceeds from maturities, prepayments and calls on securities available for sale	8,003,212	7,810,943
Proceeds from maturities, prepayments and calls on securities held to maturity	396,660	10,455,897
Proceeds from sales on securities available for sale	1,558,514	3,455,913
Net increase in loans	(16,085,287)	(1,903,653)
Reimbursement from FDIC for covered assets	—	1,221,179
(Increase) decrease in certificates of deposit in other institutions	829,000	(990,000)
Proceeds from sale of repossessed assets	1,363,701	324,001
Purchases of office properties and equipment	(288,222)	(152,309)
Proceeds from sale of properties and equipment	1,048,771	—
Purchases of Federal Home Loan Bank stock	—	(478,100)

Net cash used in investing activities	(16,789,250)	(15,857,207)

Cash flows from financing activities, net of effects of acquisition:
Increase (decrease) in deposits	5,254,478	(9,701,781)
Increase (decrease) in Federal Home Loan Bank advances	7,381,600	8,000,000
Purchase of treasury stock	(73,004)	(602,850)
Proceeds from exercise of stock options	78,319	—

Net cash provided by (used in) financing activities	12,641,393	(2,304,631)

Net change in cash and cash equivalents	2,528,228	(14,503,715)
Cash and cash equivalents at beginning of year	31,272,508	36,970,638

Cash and cash equivalents at end of period	$33,800,736	$22,466,923

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2011.

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

2. Accounting Developments

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement. ASU 2011-04 amends the fair value measurement and disclosure requirements in order to gain consistency between the generally accepted accounting principles in the United States and the International Financial Reporting Standards. The guidance, which became effective on January 1, 2012, did not have a material impact on the Company’s results of operations, financial position or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income. ASU 2011-05 requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate consecutive statements. The revised financial statement presentation for comprehensive income became effective on January 1, 2012 and has been incorporated into this quarterly report on Form 10-Q.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other. ASU 2011-08 amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The adoption of ASU 2011-08 became effective on January 1, 2012. The adoption of the guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

3. Acquisition Activity

As previously reported, the Company completed the acquisition of GS Financial Corp. (“GSFC”), the former holding company of Guaranty Savings Bank of Metairie, Louisiana, on July 15, 2011. As a result of the transaction, the Company acquired $256.7 million of assets, including loans of $182.4 million, and $230.6 million in deposits and other liabilities.

4. Investment Securities

Summary information regarding investment securities classified as available for sale and held to maturity as of March 31, 2012 and December 31, 2011 is as follows.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
March 31, 2012
Available for sale:
U.S. agency mortgage-backed	$118,719	$3,199	$12	$24	$121,882
Non-U.S. agency mortgage-backed	14,323	123	57	150	14,239
Municipal bonds	11,570	560	—	—	12,130
U.S. government agency	12,401	348	—	—	12,749

Total available for sale	$157,013	$4,230	$69	$174	$161,000

Held to maturity:
U.S. agency mortgage-backed	$1,893	$35	$—	$—	$1,928
Municipal bonds	1,172	68	—	—	1,240

Total held to maturity	$3,065	$103	$—	$—	$3,168

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
December 31, 2011
Available for sale:
U.S. agency mortgage-backed	$113,692	$2,879	$42	$—	$116,529
Non-U.S. agency mortgage-backed	14,833	37	766	425	13,679
Municipal bonds	11,598	623	—	—	12,221
U.S. government agency	12,521	310	—	—	12,831

Total available for sale	$152,644	$3,849	$808	$425	$155,260

Held to maturity:
U.S. agency mortgage-backed	$2,289	$49	$—	$—	$2,338
Municipal bonds	1,173	64	—	—	1,237

Total held to maturity	$3,462	$113	$—	$—	$3,575

The amortized cost and estimated fair value by maturity of the Company’s investment securities as of March 31, 2012 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security, in particular mortgage-backed securities, certain U.S. government agency securities and municipal bonds, may differ from its contractual maturity because of the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$—	$1,490	$12,321	$108,071	$121,882
Non-U.S. agency mortgage-backed	—	—	—	14,239	14,239
Municipal bonds	—	3,237	5,983	2,910	12,130
U.S. government agency	—	5,058	2,101	5,590	12,749

Total available for sale	$—	$9,785	$20,405	$130,810	$161,000

Securities held to maturity:
U.S. agency mortgage-backed	$—	$1,231	$697	$—	$1,928
Municipal bonds	200	1,040	—	—	1,240

Total held to maturity	200	2,271	697	—	3,168

Total investment securities	$200	$12,056	$21,102	$130,810	$164,168

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$—	$1,410	$12,211	$105,098	$118,719
Non-U.S. agency mortgage-backed	—	—	—	14,323	14,323
Municipal bonds	—	3,162	5,660	2,748	11,570
U.S. government agency	—	5,000	1,988	5,413	12,401

Total available for sale	$—	$9,572	$19,859	$127,582	$157,013

Securities held to maturity:
U.S. agency mortgage-backed	$—	$1,206	$687	$—	$1,893
Municipal bonds	200	972	—	—	1,172

Total held to maturity	200	2,178	687	—	3,065

Total investment securities	$200	$11,750	$20,546	$127,582	$160,078

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

5. Earnings Per Share

Earnings per common share were computed based on the following:

	Three Months Ended March 31,
(in thousands, except per share data)	2012	2011

Numerator:
Operating income available to common shareholders	$2,060	$795

Denominator:
Weighted average common shares outstanding	6,953	7,177
Effect of dilutive securities:
Restricted stock	96	92
Stock options	147	8

Weighted average common shares outstanding – assuming dilution	7,196	7,277

Earnings per common share	$0.30	$0.11
Earnings per common share – assuming dilution	$0.29	$0.11

Options on 828,919 and 812,675 shares of common stock were not included in computing diluted earnings per share for the three months ended March 31, 2012 and March 31, 2011, respectively, because the effect of these shares was anti-dilutive.

6. Credit Quality and Allowance for Loan Losses

The allowance for loan losses and recorded investment in loans as of the dates indicated are as follows.

	As of March 31, 2012
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
One- to four-family first mortgage	$747	$72	$—	$819
Home equity loans and lines	318	—	—	318
Commercial real estate	2,010	182	—	2,192
Construction and land	843	316	—	1,159
Multi-family residential	82	—	—	82
Commercial and industrial	775	57	50	882
Consumer	361	—	—	361

Total allowance for loan losses	$5,136	$627	$50	$5,813

	As of March 31, 2012
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Total
Loans:
One- to four-family first mortgage	$164,735	$1,473	$12,618	$178,826
Home equity loans and lines	36,922	78	4,337	41,337
Commercial real estate	203,354	1,798	32,867	238,019
Construction and land	79,720	1,913	4,475	86,108
Multi-family residential	16,947	529	2,373	19,849
Commercial and industrial	78,063	127	3,740	81,930
Consumer	31,626	—	956	32,582

Total loans	$611,367	$5,918	$61,366	$678,651

	As of December 31, 2011
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
One- to four-family first mortgage	$706	$72	$—	$778
Home equity loans and lines	321	15	—	336
Commercial real estate	1,626	129	—	1,755
Construction and land	708	196	—	904
Multi-family residential	64	—	—	64
Commercial and industrial	806	66	50	922
Consumer	345	—	—	345

Total allowance for loan losses	$4,576	$478	$50	$5,104

Loans:
One- to four-family first mortgage	$168,943	$1,090	$12,784	$182,817
Home equity loans and lines	38,406	94	5,165	43,665
Commercial real estate	190,553	2,249	34,197	226,999
Construction and land	71,207	2,305	5,481	78,993
Multi-family residential	16,392	529	3,204	20,125
Commercial and industrial	78,495	136	4,350	82,981
Consumer	29,529	—	1,262	30,791

Total loans	$593,525	$6,403	$66,443	$666,371

A summary of the activity in the allowance for loan losses during the three months ended March 31, 2012 and 2011 is as follows.

	For the Three Months Ended March 31, 2012
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Allowance for loan losses:
One- to four-family first mortgage	$778	$—	$—	$41	$819
Home equity loans and lines	336	(15)	3	(6)	318
Commercial real estate	1,755	—	2	435	2,192
Construction and land	904	—	3	251	1,158
Multi-family residential	64	—	—	19	83
Commercial and industrial	922	—	—	(41)	881
Consumer	345	—	4	13	362

Total allowance for loan losses	$5,104	$(15)	$12	$712	$5,813

	For the Three Months Ended March 31, 2011
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Allowance for loan losses:
One- to four-family first mortgage	$641	$—	$—	$(19)	$622
Home equity loans and lines	296	—	—	—	296
Commercial real estate	1258	—	2	55	1,315
Construction and land	666	—	—	(22)	644
Multi-family residential	46	—	—	2	48
Commercial and industrial	746	—	2	70	818
Consumer	267	(9)	2	16	276

Total allowance for loan losses	$3,920	$(9)	$6	$102	$4,019

On March 12, 2010, the Bank acquired certain assets and liabilities of the former Statewide Bank in a Federal Deposit Insurance Corporation (“FDIC”) assisted transaction. In connection with the transaction, Home Bank entered into loss sharing agreements with the FDIC which cover the acquired loan portfolio (“Covered Loans”) and repossessed assets (collectively referred to as “Covered Assets”). Under the terms of the loss sharing agreements, the FDIC will, subject to the terms and conditions of the agreements, absorb 80% of the first $41,000,000 of losses incurred on Covered Assets and 95% of losses on Covered Assets exceeding $41,000,000 during the periods specified in the loss sharing agreements.

On July 15, 2011, the Company acquired GSFC and its subsidiary, Guaranty Savings Bank. The acquired loans were accounted for under the purchase method of accounting. A portion of the loan portfolio acquired was assumed to have deteriorated credit quality and those acquired loans were recorded at their aggregate fair value of $6.2 million at the date of acquisition.

Over the life of the loans acquired with deteriorated credit quality, the Company continues to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics. The Company evaluates whether the present values of such loans have decreased and if so, a provision for loan loss is recognized. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the remaining life of the applicable pool of loans.

Credit quality indicators on the Company’s loan portfolio, excluding loans acquired with deteriorated credit quality, as of the dates indicated are as follows.

	March 31, 2012
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family first mortgage	$160,000	$2,073	$4,135	$—	$166,208
Home equity loans and lines	36,400	195	405	—	37,000
Commercial real estate	191,127	3,377	10,648	—	205,152
Construction and land	78,879	788	1,966	—	81,633
Multi-family residential	16,663	228	585	—	17,476
Commercial and industrial	75,420	2,615	155	—	78,190
Consumer	31,554	23	49	—	31,626

Total loans	$590,043	$9,299	$17,943	$—	$617,285

	December 31, 2011
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family first mortgage	$165,997	$2,595	$1,441	$—	$170,033
Home equity loans and lines	37,849	320	331	—	38,500
Commercial real estate	176,651	11,435	4,716	—	192,802
Construction and land	69,537	1,595	2,380	—	73,512
Multi-family residential	16,164	228	529	—	16,921
Commercial and industrial	74,823	3,621	187	—	78,631
Consumer	29,429	22	78	—	29,529

Total loans	$570,450	$19,816	$9,662	$—	$599,928

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

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

Age analysis of past due loans, excluding loans acquired with deteriorated credit quality, as of the dates indicated is as follows.

	March 31, 2012
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$4,720	$562	$5,134	$10,416	$155,792	$166,208
Home equity loans and lines	132	112	249	493	36,507	37,000
Commercial real estate	451	2,496	7,321	10,268	194,884	205,152
Construction and land	2110	—	798	2,908	78,725	81,633
Multi-family residential	40	—	528	568	16,908	17,476

Total real estate loans	7,453	3,170	14,030	24,653	482,816	507,469

Other loans:
Commercial and industrial	457	82	95	634	77,556	78,190
Consumer	107	45	9	161	31,465	31,626

Total other loans	564	127	104	795	109,021	109,816

Total loans	$8,017	$3,297	$14,134	$25,448	$591,837	$617,285

	December 31, 2011
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$3,740	$451	$2,053	$6,244	$163,789	$170,033
Home equity loans and lines	242	—	171	413	38,087	38,500
Commercial real estate	1,384	704	1,862	3,950	188,852	192,802
Construction and land	1,376	13	812	2,201	71,311	73,512
Multi-family residential	944	—	707	1,651	15,270	16,921

Total real estate loans	7,686	1,168	5,605	14,459	477,309	491,768

Other loans:
Commercial and industrial	309	95	—	404	78,227	78,631
Consumer	216	38	50	304	29,225	29,529

Total other loans	525	133	50	708	107,452	108,160

Total loans	$8,211	$1,301	$5,655	$15,167	$584,761	$599,928

As of March 31, 2012 and December 31, 2011, the Company did not have any loans that are not subject to the FDIC loss sharing agreements, which are referred to as “Noncovered Loans,” greater than 90 days past due and accruing.

The following is a summary of information pertaining to impaired loans excluding Acquired Loans as of the dates indicated.

	For the Three Months Ended March 31, 2012
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$925	$925	$—	$733	$7
Home equity loans and lines	78	78	—	79	1
Commercial real estate	1,303	1,303	—	1,634	3
Construction and land	340	340	—	535	5
Multi-family residential	529	529	—	528	—
Commercial and industrial	70	70	—	53	1
Consumer	—	—	—	—	—

Total	$3,245	$3,245	$—	$3,562	$17

With an allowance recorded:
One- to four-family first mortgage	$548	$548	$72	$742	$9
Home equity loans and lines	—	—	—	11	—
Commercial real estate	496	496	182	499	7
Construction and land	1572	1572	316	1,573	18
Multi-family residential	—	—	—	—	—
Commercial and industrial	57	57	57	81	1
Consumer	—	—	—	—	—

Total	$2,673	$2,673	$627	$2,906	$35

Total impaired loans:
One- to four-family first mortgage	$1,473	$1,473	$72	$1,475	$16
Home equity loans and lines	78	78	—	90	1
Commercial real estate	1,798	1,798	182	2,133	10
Construction and land	1,913	1,913	316	2,108	23
Multi-family residential	529	529	—	528	—
Commercial and industrial	127	127	57	134	2
Consumer	—	—	—	—	—

Total	$5,918	$5,918	$627	$6,468	$52

	For the Year Ended December 31, 2011
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$540	$540	$—	$745	$28
Home equity loans and lines	79	79	—	58	3
Commercial real estate	1,747	1,747	—	996	60
Construction and land	734	734	—	672	40
Multi-family residential	529	529	—	41	25
Commercial and industrial	70	70	—	55	4
Consumer	—	—	—	—	—

Total	$3,699	$3,699	$—	$2,567	$160

With an allowance recorded:
One- to four-family first mortgage	$550	$550	$72	$78	$38
Home equity loans and lines	15	15	15	10	1
Commercial real estate	501	501	129	301	14
Construction and land	1,572	1,572	196	510	88
Multi-family residential	—	—	—	25	—
Commercial and industrial	66	66	66	130	3
Consumer	—	—	—	2	—

Total	$2,704	$2,704	$478	$1,056	$144

Total impaired loans:
One- to four-family first mortgage	$1,090	$1,090	$72	$823	$66
Home equity loans and lines	94	94	15	68	4
Commercial real estate	2,249	2,249	129	1,297	74
Construction and land	2,305	2,305	196	1,182	128
Multi-family residential	529	529	—	66	25
Commercial and industrial	136	136	66	185	7
Consumer	—	—	—	2	—

Total	$6,403	$6,403	$478	$3,623	$304

A summary of information pertaining to nonaccrual Noncovered Loans as of dates indicated is as follows.

(dollars in thousands)	March 31, 2012	December 31, 2011
Nonaccrual loans(1):
One- to four-family first mortgage	$3,981	$4,298
Home equity loans and lines	269	191
Commercial real estate	9,025	4,194
Construction and land	922	813
Multi-family residential	1,319	1,322
Commercial and industrial	234	139
Consumer	9	50

Total	$15,759	$11,007

(1)	Includes $7.1 million and $7.2 million in Acquired Loans from GSFC as of March 31, 2012 and December 31, 2012, respectively.

As of March 31, 2012, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

Troubled Debt Restructurings

During the course of its lending operations, the Company periodically grants concessions to its customers in an attempt to protect as much of its investment as possible and to minimize risk of loss. These concessions may include restructuring the terms of a customer loan to alleviate the burden of the customer’s near-term cash requirements. Effective January 1, 2011, the Company adopted the provisions of ASU No.2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which provides clarification on the determination of whether loan restructurings are considered troubled debt restructurings (“TDRs”). In accordance with the ASU, in order to be considered a TDR, the Company must conclude that the restructuring of a loan to a borrower who is experiencing financial difficulties constitutes a “concession”. The Company defines a concession to the customer as a modification of existing terms granted to the borrower for economic or legal reasons related to the borrower’s financial difficulties that the Company would otherwise not consider. The concession is either granted through an agreement with the customer or is imposed by a court or law. Concessions include modifying original loan terms to reduce or defer cash payments required as part of the loan agreement, including but not limited to:

•	a reduction of the stated interest rate for the remaining original life of the debt,

•	an extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk characteristics,

•	a reduction of the face amount or maturity amount of the debt as stated in the agreement, or

•	a reduction of accrued interest receivable on the debt.

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

Information about the Company’s TDRs is presented in the following tables.

	For the Three Months Ended March 31, 2012
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs

Real estate loans:
One- to four-family first mortgage	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—
Commercial real estate	314	—	116	430
Construction and land	27	168	—	195
Multi-family residential	—	—	—	—

Total real estate loans	341	168	116	625

Other loans:
Commercial and industrial	19	—	—	19
Consumer	40	—	—	40

Total other loans	59	—	—	59

Total loans	$400	$168	$116	$684

	For the Year Ended December 31, 2011
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs

Real estate loans:
One- to four-family first mortgage	$—	$—	$—	$—
Home equity loans and lines	15	—	—	15
Commercial real estate	319	—	117	436
Construction and land	198	—	—	198
Multi-family residential	—	—	—	—

Total real estate loans	532	—	117	649

Other loans:
Commercial and industrial	22	—	—	22
Consumer	44	—	—	44

Total other loans	66	—	—	66

Total loans	$598	$—	$117	$715

None of the troubled debt restructurings defaulted subsequent to the restructuring through the date the financial statements were available to be issued. The Company did not restructure any additional loans during the first quarter of 2012.

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

Recurring Basis

Investment Securities Available for Sale

Fair values of investment securities available for sale are primarily measured using information from a third-party pricing service. This pricing service provides pricing information by utilizing evaluated pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data from market research publications. If quoted prices are available in an active market, investment securities are classified as Level 1 measurements. If quoted prices are not available in an active market, fair values are estimated primarily by the use of pricing models. Level 2 investment securities are primarily comprised of mortgage-backed securities issued by government agencies and U.S. government-sponsored enterprises. In certain cases, where there is limited or less transparent information provided by the Company’s third-party pricing service, fair value is estimated by the use of secondary pricing services or through the use of non-binding third-party broker quotes. Investment securities are classified within Level 3 when little or no market activity supports the fair value.

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of March 31, 2012, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets and liabilities measured on a recurring basis as of March 31, 2012 and December 31, 2011.

	00000000	00000000	00000000	00000000
		Fair Value Measurements Using
(dollars in thousands)	March 31, 2012	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$121,882	$—	$121,882	$—
Non-U.S. agency mortgage-backed	14,239	—	14,239	—
Municipal bonds	12,130	—	12,130	—
U.S. government agency	12,749	—	12,749	—

Total	$161,000	$—	$161,000	$—

	00000000	00000000	00000000	00000000
		Fair Value Measurements Using
(dollars in thousands)	December 31, 2011	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$116,529	$—	$116,529	$—
Non-U.S. agency mortgage-backed	13,679	—	13,679	—
Municipal bonds	12,221	—	12,221	—
U.S. government agency	12,831	—	12,831	—

Total	$155,260	$—	$155,260	$—

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

Nonrecurring Basis

In accordance with the provisions of ASC 310, Receivables, the Company records loans considered impaired at their fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the fair value of the collateral for collateral-dependent loans. For non-collateral-dependent loans, fair value is measured by present valuing expected future cash flows. Impaired loans are classified as Level 2 assets when measured using appraisals from external parties of the collateral less any prior liens. Impaired loans are classified as Level 3 when an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price. Repossessed assets are initially recorded at fair value less estimated costs to sell. The fair value of repossessed assets is based on property appraisals and an analysis of similar properties available. As such, the Company classifies repossessed assets as Level 3 assets. Repossessed assets are classified as Level 3 assets when an appraised value is not available or management determines the fair value of the property is further impaired below the appraised value and there is no observable market price.

Loans acquired from GSFC and Statewide (“Acquired Loans”), the FDIC loss sharing receivable, acquired FHLB advances, and acquired interest-bearing deposit liabilities are measured on a nonrecurring basis using significant unobservable inputs (Level 3).

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

		Fair Value Measurements Using
(dollars in thousands)	March 31, 2012	Level 1	Level 2	Level 3

Assets
Acquired Loans with deteriorated credit quality	$61,316	$—	$—	$61,316
Acquired Loans without deteriorated credit quality	143,270	—	—	143,270
Impaired loans excluding Acquired Loans	5,291	—	—	5,291
Repossessed assets	7,844	—	—	7,844
FDIC loss sharing receivable	24,400	—	—	24,400

Total	$242,121	$—	$—	$242,121

Liabilities
Deposits acquired through business combination	$107,889	$—	$—	$107,889
FHLB advances acquired through business combination	24,348	—	—	24,348

Total	$132,237	$—	$—	$132,237

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2011	Level 1	Level 2	Level 3

Assets
Acquired Loans with deteriorated credit quality	$66,393	$—	$—	$66,393
Acquired Loans without deteriorated credit quality	155,064	—	—	155,064
Impaired loans excluding Acquired Loans	5,925	—	—	5,925
Repossessed assets	8,964	—	—	8,964
FDIC loss sharing receivable	24,222	—	—	24,222

Total	$260,568	$—	$—	$260,568

Liabilities
Deposits acquired through business combination	$129,034	$—	$—	$129,034
FHLB advances acquired through business combination	34,123	—	—	34,123

Total	$163,157	$—	$—	$163,157

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

The fair value of the FDIC loss sharing receivable is determined by discounting projected cash flows from loss sharing agreements based on expected reimbursements for losses at the applicable loss sharing percentages based on the terms of the loss sharing agreements.

The fair value of demand deposits, savings and interest-bearing demand deposits is the amount payable on demand. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

The fair value of short-term FHLB advances is the amount payable at maturity. The fair value of long-term FHLB advances is estimated using the rates currently offered for advances of similar maturities.

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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at March 31, 2012
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3

Financial Assets
Cash and cash equivalents	$33,801	$33,801	$33,801	$—	$—
Interest-bearing deposits in banks	4,754	4,754	4,754	—	—
Investment securities available for sale	161,000	161,000	—	161,000	—
Investment securities held to maturity	3,065	3,168	—	3,168	—
Mortgage loans held for sale	1,794	1,794	—	—	1,794
Loans, net	672,837	692,771	—	—	692,771
Cash surrender value of BOLI	16,902	16,902	16,902	—	—
FDIC loss sharing receivable	24,400	24,400	—	—	24,400

Financial Liabilities
Deposits	$736,157	$737,885	$—	$629,996	$107,889
Short-term FHLB advances	61,042	61,042	55,500	—	5,542
Long-term FHLB advances	39,806	41,291	—	22,485	18,806

		Fair Value Measurements at December 31, 2011
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3

Financial Assets
Cash and cash equivalents	$31,273	$31,273	$31,273	$—	$—
Interest-bearing deposits in banks	5,583	5,583	5,583	—	—
Investment securities available for sale	155,260	155,260	—	155,260	—
Investment securities held to maturity	3,462	3,575	—	3,575	—
Mortgage loans held for sale	1,673	1,673	—	—	1,673
Loans, net	661,267	686,538	—	—	686,538
Cash surrender value of BOLI	16,771	16,771	16,771	—	—
FDIC loss sharing receivable	24,222	24,222	—	—	24,222

Financial Liabilities
Deposits	$730,734	$732,266	$—	$603,232	$129,034
Short-term FHLB advances	52,634	52,634	37,500	—	15,134
Long-term FHLB advances	40,989	42,465	—	23,476	18,989

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. and its subsidiary, Home Bank, from December 31, 2011 to March 31, 2012 and on its results of operations for the three months ended March 31, 2012 and March 31, 2011. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

Forward-Looking Statements

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company or Bank, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of words such as “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions, or by future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly”. The Company’s or the Bank’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

EXECUTIVE OVERVIEW

During the first quarter of 2012, the Company earned $2.1 million, an increase of $1.3 million, or 159.3%, compared to the first quarter of 2011. Diluted earnings per share for the first quarter of 2012 were $0.29, an increase of $0.18, or 163.6%, compared to the first quarter of 2011.

As previously reported, the Company completed the acquisition of GS Financial Corp. (“GSFC”), the former holding company of Guaranty Savings Bank of Metairie, Louisiana, on July 15, 2011. As a result of the transaction, the Company acquired $256.7 million of assets, including loans of $182.4 million, and $230.6 million in deposits and other liabilities.

Key components of the Company’s performance in the first quarter of 2012 are summarized below.

•	Assets totaled $979.6 million as of March 31, 2012, up $15.8 million, or 1.6%, from December 31, 2011.

•

Net loans as of March 31, 2012 were $672.8 million, an increase of $11.6 million, or 1.7%, from December 31, 2011. The increase in loans was driven by commercial real estate (up $11.0 million), construction and land (up $7.1 million) and consumer (up $1.8 million) loans. These increases were partially offset by decreases in one- to four-family first mortgage (down $4.0 million), home equity (down $2.3 million) and commercial and industrial (down $1.1 million) loans. As of March 31, 2012, Covered Loans totaled $56.1 million, a decrease of $5.0 million, or 8.1%, from December 31, 2011.

•

Investment securities totaled $164.1 million as of March 31, 2012, an increase of $5.3 million, or 3.4%, from December 31, 2011. The increase was attributable to purchases of U.S. agency mortgage-backed securities, which more than offset paydowns and investment securities sales.

•

Core deposits (i.e., checking, savings, and money market accounts) grew for the eleventh consecutive quarter, increasing $12.6 million, or 2.8%, from December 31, 2011. Core deposits totaled $458.6 million as of March 31, 2012.

•	Total customer deposits as of March 31, 2012 were $736.2 million, an increase of $5.4 million, or 0.7%, from December 31, 2011.

•	Interest income increased $3.1 million, or 38.1%, in the first quarter of 2012 compared to the first quarter of 2011. The increase was driven by the GSFC acquisition and organic loan growth.

•

Interest expense increased $35,000, or 2.7%, for the first quarter of 2012 compared to the first quarter of 2011. The increase was primarily the result of higher average balances of interest-bearing liabilities due to the GSFC acquisition, offset by reduced market rates and changes in the composition of our interest-bearing liabilities.

•

The provision for loan losses totaled $712,000 for the first quarter of 2012, an increase of $610,000, or 596.1%, compared to the first quarter of 2011. The increase in the provision was the result of organic loan growth over the past 12 months, a $5.4 million commercial real estate loan which was placed on nonaccrual status during the quarter and modest downgrades of certain other loans in the Company’s loan portfolio. As of March 31, 2012, the Company’s ratio of allowance for loan losses to total loans was 0.86%, compared to 0.77% at December 31, 2011. Excluding Acquired Loans, the ratio of the allowance for loan losses to total was 1.22% at March 31, 2012, compared to 1.14% at December 31, 2011. Net charge-offs for the first three months of 2012 and 2011 were $3,000.

•

Noninterest income for the first quarter of 2012 increased $478,000, or 39.1%, compared to the first quarter of 2011. The increase in noninterest income was primarily the result of increased gains on the sale of mortgage loans of $222,000 and the absence of losses on sale of securities, which totaled $166,000 during the first quarter of 2011. Additionally, service fees and charges and bank card fees increased as a result of the accounts added through our acquisition of GSFC and organic customer growth.

•

Noninterest expense for the first quarter of 2012 increased $1.1 million, or 16.4%, compared to the first quarter of 2011. The increase in noninterest expense was primarily due to higher compensation and benefits, occupancy and data processing and communication expenses primarily reflecting our increase in offices and employees as a result of the GSFC acquisition. Additionally, expenses related to foreclosed assets increased primarily due to resolution costs related to nonperforming assets (“NPAs”) acquired from GSFC.

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – Loans totaled $678.7 million as of March 31, 2012, an increase of $12.3 million, or 1.8%, from December 31, 2011. The increase in loans was driven by commercial real estate (up $11.0 million), construction and land (up $7.1 million) and consumer (up $1.8 million) loans. These increases were partially offset by decreases in one- to four-family first mortgage (down $4.0 million), home equity (down $2.3 million) and commercial and industrial (down $1.1 million) loans. Covered Loans totaled $56.1 million as of March 31, 2012, a decrease of $5.0 million, or 8.1%, compared to December 31, 2011. The decrease in the Covered Loan portfolio was primarily the result of principal repayments and foreclosures.

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

	March 31,	December 31,	Increase/(Decrease)
(dollars in thousands)	2012	2011	Amount	Percent
Real estate loans:
One- to four-family first mortgage	$178,826	$182,817	$(3,991)	(2.2)%
Home equity loans and lines	41,337	43,665	(2,328)	(5.3)
Commercial real estate	238,019	226,999	11,020	4.9
Construction and land	86,108	78,993	7,115	9.0
Multi-family residential	19,849	20,125	(276)	(1.4)

Total real estate loans	564,139	552,599	11,540	2.1

Other loans:
Commercial and industrial	81,930	82,981	(1,051)	(1.3)
Consumer	32,582	30,791	1,791	5.8

Total other loans	114,512	113,772	740	0.7

Total loans	$678,651	$666,371	$12,280	1.8

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, multi-family residential, construction and land loans and commercial and industrial loans are individually evaluated for impairment with balances of $100,000 or greater. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer. The Company typically orders an “as is” valuation for collateral property if the loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of March 31, 2012 and December 31, 2011, impaired loans, excluding Covered Loans, amounted to $11.2 million and $11.8 million, respectively. The impaired loans include loans acquired from GSFC, which totaled $5.3 million and $5.4 million at March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, substandard loans, excluding Covered Loans, amounted to $23.2 million and $15.0 million, respectively. The increase in substandard loans for 2012 includes a $5.4 million commercial real estate loan which was placed on nonaccrual status during the quarter and $12.9 million acquired from GSFC. The amount of the allowance for loan losses allocated to impaired or substandard loans, excluding Covered Loans, totaled $627,000 and $478,000 as of March 31, 2012 and December 31, 2011, respectively. There were no assets classified as doubtful or loss as of March 31, 2012 and December 31, 2011.

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

Nonperforming assets defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed assets, excluding Covered Assets, amounted to $19.0 million, or 2.0% of total assets, as of March 31, 2012, compared to $14.4 million, or 1.6% of total assets, as of December 31, 2011. The increase in NPAs relates primarily to a $5.4 million commercial real estate loan which was placed on nonaccrual status during the first quarter of 2012.

Real estate, or other collateral, which is acquired as a result of foreclosure is classified as a foreclosed asset until sold. Foreclosed assets are recorded at the lesser of the balance of the loan or fair value less estimated selling costs, at the date acquired or upon receiving new property valuations. Holding costs are charged to expense. Gains and losses on the sale of real estate owned are charged to operations, as incurred.

The following table sets forth the composition of the Company’s nonperforming assets and troubled debt restructurings as of the dates indicated.

(dollars in thousands)	March 31, 2012(1)	December 31, 2011(2)
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$7,652	$8,526
Home equity loans and lines	665	857
Commercial real estate	10,263	6,570
Construction and land	2,752	2,624
Multi-family residential	1,319	1,321
Other loans:
Commercial and industrial	3,416	1,382
Consumer	147	187

Total nonaccrual loans	26,214	21,467
Accruing loans 90 days or more past due	—	—

Total nonperforming loans	26,214	21,467
Foreclosed asset	7,844	8,964

Total nonperforming assets	34,058	30,431
Performing troubled debt restructurings	568	598

Total nonperforming assets and troubled debt restructurings	$34,626	$31,029

Nonperforming loans to total loans	3.86%	3.22%
Nonperforming loans to total assets	2.68%	2.23%
Nonperforming assets to total assets	3.48%	3.16%

(1)

Includes $15.6 million in Covered Assets acquired from Statewide and $9.5 million of assets acquired from GSFC. Excluding Acquired Loans and assets, ratios for nonperforming loans to total loans, nonperforming loans to total assets and nonperforming assets to total assets were 1.83%, 1.13% and 1.16%, respectively, at March 31, 2012.

2)

Includes $16.6 million in Covered Assets acquired from Statewide and $9.9 million of assets acquired from GSFC. Excluding Acquired Loans and assets, ratios for nonperforming loans to total loans, nonperforming loans to total assets and nonperforming assets to total assets were 0.85%, 0.51% and 0.54%, respectively, at December 31, 2011.

Net loan charge-offs for the first quarter of 2012 and 2011 were $3,000.

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

Acquired Loans were recorded as of their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. Under current accounting principles, if the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for loan losses. As of March 31, 2012, $50,000 of our allowance for loan losses was allocated to Acquired Loans with deteriorated credit quality.

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

The following table presents the activity in the allowance for loan losses during the first three months of 2012.

(dollars in thousands)	Amount

Balance, December 31, 2011	$5,104
Provision charged to operations	712
Loans charged off	(15)
Recoveries on charged off loans	12

Balance, March 31, 2012	$5,813

At March 31, 2012 the Company’s ratio of allowance for loan losses to total loans was 0.86%, compared to 0.91% at March 31, 2011. The decrease in the ratio of the allowance for loan losses to total loans relates to the accounting for Acquired Loans. Under accounting principles generally accepted in the United States, an acquirer may not carry over the acquiree’s allowance for loan losses. Instead, the acquirer must fair value the cash flows expected to be derived from the acquired loan portfolio. Management has included its credit loss expectations in the acquired loan portfolios’ cash flow assumptions used to derive the portfolios’ fair value. Hence, management believes that expected credit losses in the acquired loan portfolios were appropriately addressed in the fair value adjustments recorded on the acquired loan portfolios. Ongoing evaluations of the acquired loan portfolios may result in additional provisions for Acquired Loans. Excluding Acquired Loans, the ratio of allowance for loan losses to total loans was 1.22% at March 31, 2012, compared to 1.10% at March 31, 2011.

Investment Securities

The Company’s investment securities portfolio totaled $164.1 million as of March 31, 2012, an increase of $5.3 million, or 3.4%, from December 31, 2011. As of March 31, 2012, the Company had a net unrealized gain on its available for sale investment securities portfolio of $4.0 million, compared to $2.6 million as of December 31, 2011. At March 31, 2012, the investment securities portfolio had a modified duration of 3.2 years.

The following table summarizes activity in the Company’s investment securities portfolio during the first three months of 2012.

(dollars in thousands)	Available for Sale	Held to Maturity

Balance, December 31, 2011	$155,260	$3,462
Purchases	13,615	—
Sales	(1,558)	—
Principal payments and calls	(8,003)	(397)
Accretion of discounts and amortization of premiums, net	315	—
Increase in market value	1,371	—

Balance, March 31, 2012	$161,000	$3,065

The Company holds no Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”) preferred stock, equity securities, corporate bonds, trust preferred securities, hedge fund investments, or collateralized debt obligations.

Funding Sources

Deposits – Deposits totaled $736.2 million as of March 31, 2012, an increase of $5.4 million, or 0.7%, compared to December 31, 2011. The Company experienced its eleventh consecutive quarter of core deposit (i.e., checking, savings, and money market accounts) growth during the first quarter of 2012. Core deposits totaled $458.6 million as of March 31, 2012, an increase of $12.6 million, or 2.8%, compared to December 31, 2011. The following table sets forth the composition of the Company’s deposits at the dates indicated.

	March 31,	December 31,	Increase (Decrease)
(dollars in thousands)	2012	2011	Amount	Percent

Demand deposit	$135,600	$127,828	$7,772	6.1%
Savings	46,569	43,671	2,898	6.6
Money market	182,442	180,790	1,652	0.9
NOW	93,970	93,679	291	0.3
Certificates of deposit	277,576	284,766	(7,190)	(2.5)

Total deposits	$736,157	$730,734	$5,423	0.7%

Federal Home Loan Bank Advances – Short-term FHLB advances totaled $61.0 million as of March 31, 2012, compared to $52.6 million as of December 31, 2011. The average rates paid on short-term FHLB advances were 0.10% for the three months ended March 31, 2012, compared to 0.16% for the three months ended March 31, 2011.

Long-term FHLB advances totaled $39.8 million as of March 31, 2012, compared to $41.0 million as of December 31, 2011. The average rates paid on long-term FHLB advances were 1.63% for the three months ended March 31, 2012, compared to 3.08% for the three months ended March 31, 2011.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding that allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. Shareholders’ equity increased $3.4 million, or 2.6%, from $134.3 million as of December 31, 2011 to $137.7 million as of March 31, 2012.

As of March 31, 2012, the Bank had regulatory capital that was well in excess of regulatory requirements. The following table details the Bank’s actual levels and current regulatory capital requirements as of March 31, 2012.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 risk-based capital	$121,442	19.87%	$24,443	4.00%	$36,664	6.00%
Total risk-based capital	127,255	20.83	48,885	8.00	61,106	10.00
Tier 1 leverage capital	121,442	12.59	38,592	4.00	48,240	5.00
Tangible capital	121,442	12.59	14,472	1.50	N/A	N/A

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity Management

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring adequate cash flow exists to meet the Company’s needs, including operating, strategic and capital. The Company develops its liquidity management strategies as part of its overall asset/liability management process. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity. As of March 31, 2012, cash and cash equivalents totaled $33.8 million. At such date, investment securities available for sale totaled $161.0 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. As of March 31, 2012, certificates of deposit maturing within the next 12 months totaled $159.7 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended March 31, 2012, the average balance of our outstanding FHLB advances was $101.5 million. As of March 31, 2012, the Company had $100.8 million in outstanding FHLB advances and had $276.4 million in additional FHLB advances available.

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

Our interest rate sensitivity also is monitored by management through the use of a model which generate estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of March 31, 2012.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	4.7%
+200	3.3
+100	1.9

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of March 31, 2012 and December 31, 2011.

	Contract Amount
(dollars in thousands)	March 31, 2012	December 31, 2011

Standby letters of credit	$1,413	$1,626
Available portion of lines of credit	65,912	60,675
Undisbursed portion of loans in process	36,459	37,840
Commitments to originate loans	75,581	53,711

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

RESULTS OF OPERATIONS

The Company reported net income for the first quarter of 2012 of $2.1 million, an increase of $1.3 million, or 159.3%, compared to the first quarter of 2011. Diluted earnings per share were $0.29 for the first quarter of 2012, an increase of $0.18, or 163.6%, compared to the first quarter of 2011.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s net interest spread was 4.56% and 4.42% for the three months ended March 31, 2012 and 2011, respectively. The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.69% and 4.67% for the three months ended March 31, 2012 and 2011, respectively. The increase in net interest margin was primarily due to the asset and liability mix changes resulting from the GSFC acquisition and organic loan and deposit growth and additional FHLB borrowings.

Net interest income totaled $10.0 million for the three months ended March 31, 2012, an increase of $3.1 million, or 44.6%, compared to the three months ended March 31, 2011.

Interest income increased $3.1 million, or 38.1%, in the first quarter of 2012 compared to the first quarter of 2011. The increase was primarily due to a higher average volume of loans receivable in the three months ended March 31, 2012 as the result of the GSFC acquisition and organic loan growth, which more than offset a decrease in the average yield on interest-earning assets.

Interest expense increased $35,000, or 2.7%, in the first quarter of 2012 compared to the first quarter of 2011. The increase was primarily due to a higher average volume of interest-bearing liabilities as the result of the GSFC acquisition, offset by a decrease in the average rate paid on interest-bearing liabilities as the result of reduced market rates.

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

	Three Months Ended March 31,
	2012			2011
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate(1)
Interest-earning assets:
Loans receivable(1)	$672,713	$10,371	6.20%	$439,490	$7,161	6.59%
Investment securities	155,476	860	2.21	130,607	961	2.94
Other interest-earning assets	25,160	34	0.55	24,423	37	0.61

Total interest-earning assets	853,349	11,265	5.31	594,520	8,159	5.55

Noninterest-earning assets	112,334			98,235

Total assets	$965,683			$692,755

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$316,004	$352	0.45%	$233,440	$302	0.53%
Certificates of deposit	282,476	780	1.11	209,734	875	1.69

Total interest-bearing deposits	598,480	1,132	0.76	443,174	1,177	1.08
FHLB advances	101,473	181	0.71	15,280	101	2.64

Total interest-bearing liabilities	699,953	1,313	0.75	458,454	1,278	1.13

Noninterest-bearing liabilities	129,755			102,307

Total liabilities	829,708			560,761
Shareholders’ equity	135,975			131,994

Total liabilities and shareholders’ equity	$965,683			$692,755

Net interest-earning assets	$153,396			$136,066

Net interest spread		$9,952	4.56%		$6,881	4.42%

Net interest margin			4.69%			4.67%

(1)

Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process. Acquired Loans were recorded at fair value upon acquisition and accrete interest income over the remaining lives of the respective loans.

Provision for Loan Losses – For the quarter ended March 31, 2012, the Company recorded a provision for loan losses of $712,000, compared to a provision of $102,000 for the same period in 2011. The increase was primarily the result of a $5.4 million commercial real estate loan which was placed on nonaccrual status during the first quarter of 2012. As of March 31, 2012, the Company’s ratio of allowance for loan losses to total loans was 0.86%, compared to 0.77% as of December 31, 2011. Excluding Acquired Loans, the ratio of allowance for loan losses to total loans was 1.22% at March 31, 2012, compared to 1.14% at December 31, 2011.

Noninterest Income – The Company’s noninterest income was $1.7 million for the three months ended March 31, 2012, $478,000, or 39.1%, higher than the $1.2 million earned for the same period in 2011. The increase was primarily the result of increased gains on the sale of mortgage loans of $222,000 and the absence of losses on the sale of securities, which totaled $166,000 during the first quarter of 2011. Additionally, service fees and charges and bank card fees increased compared to the first quarter of 2011 as a result of the accounts added through our acquisition of GSFC and organic customer growth.

Noninterest Expense – The Company’s noninterest expense was $7.8 million for the three months ended March 31, 2012, $1.1 million, or 16.4%, higher than the $6.7 million recorded for the same period in 2011. The increase was primarily due to higher compensation and benefits, occupancy and data processing and communication expenses primarily reflecting our increase in offices and employees as a result of the GSFC acquisition. Additionally, expenses related to foreclosed assets increased during the first quarter 2012 compared to the same quarter a year ago due primarily to resolution costs related to NPAs acquired in the GSFC acquisition.

Income Taxes – For the quarters ended March 31, 2012 and March 31, 2011, the Company incurred income tax expense of $1.1 million and $498,000, respectively. The Company’s effective tax rate amounted to 34.2% and 38.5% during the first quarters of 2012 and 2011, respectively. The effective tax rate during the first quarter of 2011 was higher than the statutory rate due to non-deductible merger-related expenses of $191,000. Other differences between the effective tax rate and the statutory tax rate primarily relates to variances in items that are non-taxable or non-deductible (i.e., state tax, tax-exempt income, tax credits, etc.).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/ Liability Management and Market Risk”. Additional information at March 31, 2012 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for December 31, 2011 filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds.

The Company’s purchases of its common stock made during the quarter consisted of stock repurchases under the Company’s approved plan and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
January 1 - January 31, 2012	1,215	$15.54	1,215	98,510
February 1 - February 28, 2012	2,721	15.97	2,721	95,789
March 1 - March 31, 2012	654	16.31	654	95,135

Total	4,590	$15.91	4,590	95,135

(1)

On May 23, 2011, the Company’s Board of Directors approved a share repurchase program. Under the plan, the Company can repurchase up to 402,835 shares, or 5% of its common stock outstanding, through open market or privately negotiated transactions.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Financial Statement Schedules.

No.	Description

31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer

32.0	Section 1350 Certification

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document*

*	These interactive data files are being furnished as part of this Quarterly Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP, INC.

May 9, 2012	By:	/s/ John W. Bordelon
John W. Bordelon
President, Chief Executive Officer and Director

May 9, 2012	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer

May 9, 2012	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank First Vice President and Director of Financial Reporting