Form 10-Q
period 2012-06-30
HOME BANCORP, INC.
filed 2012-08-08
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2012

or

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

At August 1, 2012, the registrant had 7,665,668 shares of common stock, $0.01 par value, outstanding.

HOME BANCORP, INC. and SUBSIDIARY

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) June 30, 2012	(Audited) December 31, 2011
Assets
Cash and cash equivalents	$51,211,525	$31,272,508
Interest-bearing deposits in banks	4,509,000	5,583,000
Investment securities available for sale, at fair value	152,718,411	155,259,978
Investment securities held to maturity (fair values of $2,517,333 and $3,574,684, respectively)	2,422,574	3,461,717
Mortgage loans held for sale	4,832,498	1,672,597
Loans covered by loss sharing agreements	46,827,556	61,070,360
Noncovered loans, net of unearned income	632,944,049	605,301,127

Total loans, net of unearned income	679,771,605	666,371,487
Allowance for loan losses	(5,314,386)	(5,104,363)

Total loans, net of unearned income and allowance for loan losses	674,457,219	661,267,124

Office properties and equipment, net	30,618,073	31,763,692
Cash surrender value of bank-owned life insurance	17,033,380	16,771,174
FDIC loss sharing receivable	22,827,051	24,222,190
Accrued interest receivable and other assets	27,885,771	32,515,158

Total Assets	$988,515,502	$963,789,138

Liabilities
Deposits:
Noninterest-bearing	$151,769,758	$127,827,509
Interest-bearing	627,464,180	602,906,246

Total deposits	779,233,938	730,733,755
Short-term Federal Home Loan Bank (FHLB) advances	15,251,316	52,634,218
Long-term Federal Home Loan Bank (FHLB) advances	39,623,329	40,988,736
Accrued interest payable and other liabilities	15,375,621	5,147,595

Total Liabilities	849,484,204	829,504,304

Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,945,175 and 8,933,435 shares issued; 7,693,769 and 7,759,954 shares outstanding, respectively	89,453	89,335
Additional paid-in capital	90,069,141	89,741,406
Treasury stock at cost - 1,251,406 and 1,173,481 shares, respectively	(17,208,855)	(15,892,315)
Unallocated common stock held by:		—
Employee Stock Ownership Plan (ESOP)	(5,802,450)	(5,980,990)
Recognition and Retention Plan (RRP)	(1,863,646)	(2,644,523)
Retained earnings	71,058,483	67,245,350
Accumulated other comprehensive income	2,689,172	1,726,571

Total Shareholders’ Equity	139,031,298	134,284,834

Total Liabilities and Shareholders’ Equity	$988,515,502	$963,789,138

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Interest Income
Loans, including fees	$10,383,044	$7,265,525	$20,754,401	$14,426,178
Investment securities	812,148	817,359	1,671,631	1,778,180
Other investments and deposits	35,068	34,542	69,466	71,263

Total interest income	11,230,260	8,117,426	22,495,498	16,275,621

Interest Expense
Deposits	1,084,579	1,035,004	2,216,427	2,212,053
Short-term FHLB advances	15,608	7,143	31,450	8,055
Long-term FHLB advances	162,158	107,944	327,152	207,671

Total interest expense	1,262,345	1,150,091	2,575,029	2,427,779

Net interest income	9,967,915	6,967,335	19,920,469	13,847,842
Provision for loan losses	1,160,326	264,673	1,872,226	366,949

Net interest income after provision for loan losses	8,807,589	6,702,662	18,048,243	13,480,893

Noninterest Income
Service fees and charges	583,916	545,599	1,153,858	1,020,423
Bank card fees	484,408	444,093	952,692	842,188
Gain on sale of loans, net	417,934	121,293	744,105	225,687
Income from bank-owned life insurance	130,927	146,937	262,206	292,356
Gain/(loss) on sale of securities, net	59,079	—	59,247	(166,082)
Discount accretion of FDIC loss sharing receivable	175,622	231,263	353,131	469,932
Settlement of litigation	—	525,000	—	525,000
Other income	47,773	87,323	74,335	113,906

Total noninterest income	1,899,659	2,101,508	3,599,574	3,323,410

Noninterest Expense
Compensation and benefits	4,826,649	3,915,112	9,522,358	7,913,520
Occupancy	702,003	559,165	1,396,945	1,124,426
Marketing and advertising	184,890	215,145	336,364	376,195
Data processing and communication	666,999	572,000	1,339,340	1,113,507
Professional services	255,483	427,520	487,736	847,252
Forms, printing and supplies	140,449	147,093	266,715	261,074
Franchise and shares tax	175,651	180,501	351,302	361,001
Regulatory fees	213,018	200,642	411,175	430,382
Foreclosed assets, net	242,726	105,766	510,724	153,900
Other expenses	635,046	488,152	1,229,077	936,963

Total noninterest expense	8,042,914	6,811,096	15,851,736	13,518,220

Income before income tax expense	2,664,334	1,993,074	5,796,081	3,286,083
Income tax expense	911,659	725,627	1,982,948	1,223,952

Net Income	$1,752,675	$1,267,447	$3,813,133	$2,062,131

Earnings per share:
Basic	$0.25	$0.18	$0.55	$0.29
Diluted	$0.24	$0.17	$0.53	$0.28

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Net Income	$1,752,675	$1,267,447	$3,813,133	$2,062,131

Other Comprehensive Income
Unrealized gains on investment securities (net of taxes, $73,016, $69,026, $539,060 and $215,757, respectively)	$135,602	$133,992	$1,001,112	$418,822
Reclassification adjustment for losses (gains) included in net income, (net of taxes, $20,678, $0, $20,736 and $56,468, respectively)	(38,401)	—	(38,511)	109,614

Other comprehensive income, net of taxes	$97,201	$133,992	$962,601	$528,436

Comprehensive Income	$1,849,876	$1,401,439	$4,775,734	$2,590,567

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2010(1)	$89,270	$88,818,862	$(10,425,725)	$(6,338,070)	$(3,432,486)	$62,125,568	$692,523	$131,529,942
Comprehensive income:
Net income						2,062,131		2,062,131
Other Comprehensive income							528,436	528,436
Treasury stock acquired at cost, 99,798 shares			(1,424,207)					(1,424,207)
Exercise of stock options	42	48,048						48,090
RRP shares released for allocation		(702,485)			778,515			76,030
ESOP shares released for allocation		80,486		178,540				259,026
Share-based compensation cost		677,548						677,548

Balance, June 30, 2011	$89,312	$88,922,459	$(11,849,932)	$(6,159,530)	$(2,653,971)	$64,187,699	$1,220,959	$133,756,996

Balance, December 31, 2011(1)	$89,335	$89,741,406	$(15,892,315)	$(5,980,990)	$(2,644,523)	$67,245,350	$1,726,571	$134,284,834
Comprehensive income:
Net income						3,813,133		3,813,133
Other Comprehensive income							962,601	962,601
Treasury stock acquired at cost, 77,925 shares			(1,316,540)					(1,316,540)
Exercise of stock options	118	135,606						135,724
RRP shares released for allocation		(650,966)			780,877			129,911
ESOP shares released for allocation		117,370		178,540				295,910
Share-based compensation cost		725,725						725,725

Balance, June 30, 2012	$89,453	$90,069,141	$(17,208,855)	$(5,802,450)	$(1,863,646)	$71,058,483	$2,689,172	$139,031,298

(1)	Balances as of December 31, 2010 and December 31, 2011 are audited.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities, net of effects of acquisition:
Net income	$3,813,133	$2,062,131
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,872,226	366,949
Depreciation	728,844	612,622
Amortization of purchase accounting valuations and intangibles	513,692	2,918,441
Net amortization of mortgage servicing asset	70,220	18,020
Federal Home Loan Bank stock dividends	(9,800)	(2,300)
Net amortization of discount on investments	(391,479)	(212,342)
Loss (gain) on sale of investment securities, net	(59,247)	166,082
Gain on loans sold, net	(666,078)	(121,293)
Proceeds, including principal payments, from loans held for sale	16,317,991	13,008,932
Originations of loans held for sale	(13,714,739)	(13,137,317)
Non-cash compensation	1,021,635	936,574
Deferred income tax provision (benefit)	202,102	(989,264)
(Increase) decrease in interest receivable and other assets	(2,219,162)	1,632,634
Increase in cash surrender value of bank-owned life insurance	(262,206)	(292,356)
Increase in accrued interest payable and other liabilities	262,653	1,088,041

Net cash provided by operating activities	7,479,785	8,055,554

Cash flows from investing activities, net of effects of acquisition:
Purchases of securities available for sale	(16,615,599)	(60,585,865)
Purchases of securities held to maturity	—	(3,000,000)
Proceeds from maturities, prepayments and calls on securities available for sale	18,595,696	28,638,650
Proceeds from maturities, prepayments and calls on securities held to maturity	1,038,819	10,966,171
Proceeds from sales on securities available for sale	12,497,315	3,675,141
Net increase in loans	(21,777,565)	(15,306,490)
Reimbursement from FDIC for covered assets	1,748,270	1,772,878
(Increase) decrease in certificates of deposit in other institutions	1,074,000	(406,000)
Proceeds from sale of repossessed assets	4,850,102	419,997
Purchases of office properties and equipment	(544,775)	(256,059)
Proceeds from sale of properties and equipment	1,048,771	—
Proceeds from redemption of Federal Home Loan Bank stock	1,396,100	—
Purchases of Federal Home Loan Bank stock	—	(1,493,300)

Net cash provided by (used in) investing activities	3,311,134	(35,574,877)

Cash flows from financing activities, net of effects of acquisition:
Increase (decrease) in deposits	48,799,017	(25,987,130)
Increase (decrease) in Federal Home Loan Bank advances	(38,470,103)	39,500,000
Purchase of treasury stock	(1,316,540)	(1,424,207)
Proceeds from exercise of stock options	135,724	48,090

Net cash provided by financing activities	9,148,098	12,136,753

Net change in cash and cash equivalents	19,939,017	(15,382,570)
Cash and cash equivalents at beginning of year	31,272,508	36,970,638

Cash and cash equivalents at end of period	$51,211,525	$21,588,068

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six-month period ended June 30, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2011.

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

3. Investment Securities

Summary information regarding investment securities classified as available for sale and held to maturity as of June 30, 2012 and December 31, 2011 is as follows.

(dollars in thousands)			Gross Unrealized Losses
June 30, 2012	Amortized Cost	Gross Unrealized Gains	Less Than 1 Year	Over 1 Year	Fair Value
Available for sale:
U.S. agency mortgage-backed	$106,150	$3,224	$5	$—	$109,369
Non-U.S. agency mortgage-backed	13,746	126	8	236	13,628
Municipal bonds	11,542	651	—	—	12,193
U.S. government agency	17,143	387	2	—	17,528

Total available for sale	$148,581	$4,388	$15	$236	$152,718

Held to maturity:
U.S. agency mortgage-backed	$1,451	$23	$—	$—	$1,474
Municipal bonds	972	71	—	—	1,043

Total held to maturity	$2,423	$94	$—	$—	$2,517

(dollars in thousands)			Gross Unrealized Losses
December 31, 2011	Amortized Cost	Gross Unrealized Gains	Less Than 1 Year	Over 1 Year	Fair Value
Available for sale:
U.S. agency mortgage-backed	$113,692	$2,879	$42	$—	$116,529
Non-U.S. agency mortgage-backed	14,833	37	766	425	13,679
Municipal bonds	11,598	623	—	—	12,221
U.S. government agency	12,521	310	—	—	12,831

Total available for sale	$152,644	$3,849	$808	$425	$155,260

Held to maturity:
U.S. agency mortgage-backed	$2,289	$49	$—	$—	$2,338
Municipal bonds	1,173	64	—	—	1,237

Total held to maturity	$3,462	$113	$—	$—	$3,575

The amortized cost and estimated fair value by maturity of the Company’s investment securities as of June 30, 2012 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$—	$1,256	$8,788	$99,325	$109,369
Non-U.S. agency mortgage-backed	—	—	—	13,628	13,628
Municipal bonds	—	3,238	6,032	2,923	12,193
U.S. government agency	—	5,912	6,117	5,499	17,528

Total available for sale	$—	$10,406	$20,937	$121,375	$152,718

Securities held to maturity:
U.S. agency mortgage-backed	$17	$1,017	$440	$—	$1,474
Municipal bonds	—	1,043	—	—	1,043

Total held to maturity	17	2,060	440	—	2,517

Total investment securities	$17	$12,466	$21,377	$121,375	$155,235

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$—	$1,184	$8,666	$96,300	$106,150
Non-U.S. agency mortgage-backed	—	—	—	13,746	13,746
Municipal bonds	—	3,148	5,649	2,745	11,542
U.S. government agency	—	5,863	5,975	5,305	17,143

Total available for sale	$—	$10,195	$20,290	$118,096	$148,581

Securities held to maturity:
U.S. agency mortgage-backed	$17	$997	$437	$—	$1,451
Municipal bonds	—	972	—	—	972

Total held to maturity	17	1,969	437	—	2,423

Total investment securities	$17	$12,164	$20,727	$118,096	$151,004

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

As of June 30, 2012 and December 31, 2011, the Company had $38,795,000 and $20,912,000, respectively, of securities pledged to secure public deposits.

4. Earnings Per Share

Earnings per common share were computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011

Numerator:
Operating income available to common shareholders	$1,753	$1,267	$3,813	$2,062

Denominator:
Weighted average common shares outstanding	6,972	7,191	6,963	7,184
Effect of dilutive securities:
Restricted stock	77	78	87	85
Stock options	186	68	166	38

Weighted average common shares outstanding – assuming dilution	7,235	7,337	7,216	7,307

Earnings per common share	$0.25	$0.18	$0.55	$0.29
Earnings per common share – assuming dilution	$0.24	$0.17	$0.53	$0.28

Options on 42,764 and 14,429 shares of common stock were not included in computing diluted earnings per share for the three months ended June 30, 2012 and June 30, 2011, respectively, because the effect of these shares was anti-dilutive. Options on 39,797 and 12,714 shares of common stock were not included in computing diluted earnings per share for the six months ended June 30, 2012 and June 30, 2011, respectively, because the effect of these shares was anti-dilutive.

5. Credit Quality and Allowance for Loan Losses

The allowance for loan losses and recorded investment in loans as of the dates indicated are as follows.

	As of June 30, 2012
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
One- to four-family first mortgage	$756	$46	$—	$802
Home equity loans and lines	336	—	—	336
Commercial real estate	1,929	89	—	2,018
Construction and land	702	135	—	837
Multi-family residential	103	—	—	103
Commercial and industrial	792	—	50	842
Consumer	376	—	—	376

Total allowance for loan losses	$4,994	$270	$50	$5,314

	As of June 30, 2012
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Total
Loans:
One- to four-family first mortgage	$160,749	$1,415	$11,063	$173,227
Home equity loans and lines	37,441	77	4,017	41,535
Commercial real estate	232,542	7,364	28,539	268,445
Construction and land	59,781	2,130	4,131	66,042
Multi-family residential	17,189	528	2,424	20,141
Commercial and industrial	76,278	70	1,603	77,951
Consumer	31,802	—	629	32,431

Total loans	$615,782	$11,584	$52,406	$679,772

	As of December 31, 2011
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
One- to four-family first mortgage	$706	$72	$—	$778
Home equity loans and lines	321	15	—	336
Commercial real estate	1,626	129	—	1,755
Construction and land	708	196	—	904
Multi-family residential	64	—	—	64
Commercial and industrial	806	66	50	922
Consumer	345	—	—	345

Total allowance for loan losses	$4,576	$478	$50	$5,104

Loans:
One- to four-family first mortgage	$168,943	$1,090	$12,784	$182,817
Home equity loans and lines	38,406	94	5,165	43,665
Commercial real estate	190,553	2,249	34,197	226,999
Construction and land	71,207	2,305	5,481	78,993
Multi-family residential	16,392	529	3,204	20,125
Commercial and industrial	78,495	136	4,350	82,981
Consumer	29,529	—	1,262	30,791

Total loans	$593,525	$6,403	$66,443	$666,371

A summary of the activity in the allowance for loan losses during the six months ended June 30, 2012 and June 30, 2011 is as follows.

	For the Six Months Ended June 30, 2012
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Allowance for loan losses:
One- to four-family first mortgage	$778	$—	$—	$24	$802
Home equity loans and lines	336	(15)	12	3	336
Commercial real estate	1,755	(1,452)	—	1,715	2,018
Construction and land	904	(151)	—	84	837
Multi-family residential	64	—	—	39	103
Commercial and industrial	922	(55)	4	(29)	842
Consumer	345	(11)	6	36	376

Total allowance for loan losses	$5,104	$(1,684)	$22	$1,872	$5,314

	For the Six Months Ended June 30, 2011
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Allowance for loan losses:
One- to four-family first mortgage	$641	$—	$10	$(43)	$608
Home equity loans and lines	296	—	—	13	309
Commercial real estate	1,258	—	4	209	1,471
Construction and land	666	—	—	(7)	659
Multi-family residential	46	—	—	1	47
Commercial and industrial	746	(244)	13	161	676
Consumer	267	(16)	3	33	287

Total allowance for loan losses	$3,920	$(260)	$30	$367	$4,057

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

On July 15, 2011, the Company acquired GS Financial Corp. (“GSFC”), the former holding company of Guaranty Savings Bank of Metairie, Louisiana. Loans acquired in the transaction were accounted for under the purchase method of accounting. A portion of the GSFC loan portfolio was determined to have deteriorated credit quality and was recorded at their aggregate fair value of $6.2 million at the date of acquisition.

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

	June 30, 2012
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family first mortgage	$156,056	$2,365	$3,743	$—	$162,164
Home equity loans and lines	36,773	209	536	—	37,518
Commercial real estate	225,015	3,695	11,196	—	239,906
Construction and land	58,518	651	2,742	—	61,911
Multi-family residential	16,906	227	584	—	17,717
Commercial and industrial	72,975	3,280	93	—	76,348
Consumer	31,734	56	12	—	31,802

Total loans	$597,977	$10,483	$18,906	$—	$627,366

	December 31, 2011
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family first mortgage	$165,997	$2,595	$1,441	$—	$170,033
Home equity loans and lines	37,849	320	331	—	38,500
Commercial real estate	176,651	11,435	4,716	—	192,802
Construction and land	69,537	1,595	2,380	—	73,512
Multi-family residential	16,164	228	529	—	16,921
Commercial and industrial	74,823	3,621	187	—	78,631
Consumer	29,429	22	78	—	29,529

Total loans	$570,450	$19,816	$9,662	$—	$599,928

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

•

Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in the collateral values.

•

Substandard loans have an existing specific and well-defined weakness that may include poor liquidity and deterioration of financial performance. Such loans may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

In addition, residential loans are classified using an inter-agency regulatory methodology that incorporates the extent of delinquencies and loan-to-value ratios. These classifications were the most current available as of the dates indicated and were generally updated within the quarter. Loans acquired with deteriorated credit quality are excluded from the schedule of credit quality indicators.

Age analysis of past due loans, excluding loans acquired with deteriorated credit quality, as of the dates indicated is as follows.

	June 30, 2012
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$4,185	$986	$1,797	$6,968	$155,196	$162,164
Home equity loans and lines	42	—	272	314	37,204	37,518
Commercial real estate	271	—	7,797	8,068	231,838	239,906
Construction and land	165	—	1,347	1,512	60,399	61,911
Multi-family residential	921	—	584	1,505	16,212	17,717

Total real estate loans	5,584	986	11,797	18,367	500,849	519,216

Other loans:
Commercial and industrial	308	75	—	383	75,965	76,348
Consumer	104	92	12	208	31,594	31,802

Total other loans	412	167	12	591	107,559	108,150

Total loans	$5,996	$1,153	$11,809	$18,958	$608,408	$627,366

	December 31, 2011
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$3,740	$451	$2,053	$6,244	$163,789	$170,033
Home equity loans and lines	242	—	171	413	38,087	38,500
Commercial real estate	1,384	704	1,862	3,950	188,852	192,802
Construction and land	1,376	13	812	2,201	71,311	73,512
Multi-family residential	944	—	707	1,651	15,270	16,921

Total real estate loans	7,686	1,168	5,605	14,459	477,309	491,768

Other loans:
Commercial and industrial	309	95	—	404	78,227	78,631
Consumer	216	38	50	304	29,225	29,529

Total other loans	525	133	50	708	107,452	108,160

Total loans	$8,211	$1,301	$5,655	$15,167	$584,761	$599,928

Excluding acquired loans, as of June 30, 2012 and December 31, 2011, the Company did not have any loans greater than 90 days past due and accruing.

The following is a summary of information pertaining to impaired loans excluding acquired loans as of the dates indicated.

	For the Six Months Ended June 30, 2012
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$1,044	$1,044	$—	$829	$28
Home equity loans and lines	77	77	—	78	2
Commercial real estate	7,221	7,221	—	2,329	92
Construction and land	1,001	1,001	—	546	29
Multi-family residential	528	528	—	528	—
Commercial and industrial	70	70	—	60	1
Consumer	—	—	—	—	—

Total	$9,941	$9,941	$—	$4,370	$152

With an allowance recorded:
One- to four-family first mortgage	$371	$371	$46	$522	$12
Home equity loans and lines	—	—	—	6	—
Commercial real estate	143	143	89	447	—
Construction and land	1,129	1,129	135	1,469	22
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	55	—
Consumer	—	—	—	—	—

Total	$1,643	$1,643	$270	$2,499	$34

Total impaired loans:
One- to four-family first mortgage	$1,415	$1,415	$46	$1,351	$40
Home equity loans and lines	77	77	—	84	2
Commercial real estate	7,364	7,364	89	2,776	92
Construction and land	2,130	2,130	135	2,015	51
Multi-family residential	528	528	—	528	—
Commercial and industrial	70	70	—	115	1
Consumer	—	—	—	—	—

Total	$11,584	$11,584	$270	$6,869	$186

	For the Year Ended December 31, 2011
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$540	$540	$—	$745	$28
Home equity loans and lines	79	79	—	58	3
Commercial real estate	1,747	1,747	—	996	60
Construction and land	734	734	—	672	40
Multi-family residential	529	529	—	41	25
Commercial and industrial	70	70	—	55	4
Consumer	—	—	—	—	—

Total	$3,699	$3,699	$—	$2,567	$160

With an allowance recorded:
One- to four-family first mortgage	$550	$550	$72	$78	$38
Home equity loans and lines	15	15	15	10	1
Commercial real estate	501	501	129	301	14
Construction and land	1,572	1,572	196	510	88
Multi-family residential	—	—	—	25	—
Commercial and industrial	66	66	66	130	3
Consumer	—	—	—	2	—

Total	$2,704	$2,704	$478	$1,056	$144

Total impaired loans:
One- to four-family first mortgage	$1,090	$1,090	$72	$823	$66
Home equity loans and lines	94	94	15	68	4
Commercial real estate	2,249	2,249	129	1,297	74
Construction and land	2,305	2,305	196	1,182	128
Multi-family residential	529	529	—	66	25
Commercial and industrial	136	136	66	185	7
Consumer	—	—	—	2	—

Total	$6,403	$6,403	$478	$3,623	$304

A summary of information pertaining to nonaccrual Noncovered Loans as of dates indicated is as follows.

(dollars in thousands)	June 30, 2012	December 31, 2011
Nonaccrual loans(1):
One- to four-family first mortgage	$2,977	$4,298
Home equity loans and lines	272	191
Commercial real estate	9,658	4,194
Construction and land	1,470	813
Multi-family residential	1,383	1,322
Commercial and industrial	70	139
Consumer	12	50

Total	$15,842	$11,007

(1)	Includes $8.8 million and $7.2 million in acquired loans from GSFC as of June 30, 2012 and December 31, 2011, respectively.

As of June 30, 2012, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

Troubled Debt Restructurings

During the course of its lending operations, the Company periodically grants concessions to its customers in an attempt to protect as much of its investment as possible and to minimize risk of loss. These concessions may include restructuring the terms of a customer loan to alleviate the burden of the customer’s near-term cash requirements. Effective January 1, 2011, the Company adopted the provisions of ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which provides clarification on the determination of whether loan restructurings are considered troubled debt restructurings (“TDRs”). In accordance with the ASU, in order to be considered a TDR, the Company must conclude that the restructuring of a loan to a borrower who is experiencing financial difficulties constitutes a “concession”. The Company defines a concession as a modification of existing terms granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties that the Company would otherwise not consider. The concession is either granted through an agreement with the customer or is imposed by a court or law. Concessions include modifying original loan terms to reduce or defer cash payments required as part of the loan agreement, including but not limited to:

•	a reduction of the stated interest rate for the remaining original life of the debt,

•	an extension of the maturity date or dates at an interest rate lower than the current market rate for new debt with similar risk characteristics,

•	a reduction of the face amount or maturity amount of the debt, or

•	a reduction of accrued interest receivable on the debt.

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

If the Company concludes that both a concession has been granted and the concession was granted to a customer experiencing financial difficulties, the Company identifies the loan as a TDR. For purposes of the determination of an allowance for loan losses on TDRs, such loans are reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology. If it is determined that losses are probable on such TDRs, either because of delinquency or other credit quality indicators, the Company specifically allocates a portion of the allowance for loan losses to these loans.

Information about the Company’s TDRs is presented in the following tables.

	As of June 30, 2012
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs

Real estate loans:
One- to four-family first mortgage	$303	$—	$—	$303
Home equity loans and lines	—	—	—	—
Commercial real estate	308	—	1,274	1,582
Construction and land	191	—	—	191
Multi-family residential	—	—	678	678

Total real estate loans	802	—	1,952	2,754

Other loans:
Commercial and industrial	12	—	—	12
Consumer	37	—	—	37

Total other loans	49	—	—	49

Total loans	$851	$—	$1,952	$2,803

	As of December 31, 2011
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs

Real estate loans:
One- to four-family first mortgage	$—	$—	$—	$—
Home equity loans and lines	15	—	—	15
Commercial real estate	319	—	117	436
Construction and land	198	—	—	198
Multi-family residential	—	—	—	—

Total real estate loans	532	—	117	649

Other loans:
Commercial and industrial	22	—	—	22
Consumer	44	—	—	44

Total other loans	66	—	—	66

Total loans	$598	$—	$117	$715

None of the TDRs defaulted subsequent to the restructuring through the date the financial statements were issued. The Company restructured as TDRs three loans totaling $2.3 million during the second quarter of 2012.

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

An asset’s or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Management reviews and updates the fair value hierarchy classifications of the Company’s assets and liabilities quarterly.

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of June 30, 2012, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets and liabilities measured on a recurring basis as of June 30, 2012 and December 31, 2011.

		Fair Value Measurements Using
(dollars in thousands)	June 30, 2012	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$109,369	$—	$109,369	$—
Non-U.S. agency mortgage-backed	13,628	—	13,628	—
Municipal bonds	12,193	—	12,193	—
U.S. government agency	17,528	—	17,528	—

Total	$152,718	$—	$152,718	$—

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2011	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$116,529	$—	$116,529	$—
Non-U.S. agency mortgage-backed	13,679	—	13,679	—
Municipal bonds	12,221	—	12,221	—
U.S. government agency	12,831	—	12,831	—

Total	$155,260	$—	$155,260	$—

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

Nonrecurring Basis

In accordance with the provisions of ASC 310, Receivables, the Company records loans considered impaired at fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the fair value of the collateral for collateral-dependent loans. For non-collateral-dependent loans, fair value is measured by present valuing expected future cash flows. Impaired loans are classified as Level 3 assets when measured using appraisals from external parties of the collateral less any prior liens and there is no observable market price. Repossessed assets are initially recorded at fair value less estimated costs to sell. The fair value of repossessed assets is based on property appraisals and an analysis of similar properties available. As such, the Company classifies repossessed assets as Level 3 assets. Repossessed assets are classified as Level 3 assets when an appraised value is not available or management determines the fair value of the property is further impaired below the appraised value and there is no observable market price.

Acquired loans, the FDIC loss sharing receivable, acquired FHLB advances, and acquired interest-bearing deposit liabilities are measured on a nonrecurring basis using significant unobservable inputs (Level 3).

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

		Fair Value Measurements Using
(dollars in thousands)	June 30, 2012	Level 1	Level 2	Level 3

Assets
Acquired loans with deteriorated credit quality	$52,356	$—	$—	$52,356
Acquired loans without deteriorated credit quality	127,762	—	—	127,762
Impaired loans, excluding acquired loans	11,314	—	—	11,314
Repossessed assets	4,867	—	—	4,867
FDIC loss sharing receivable	22,827	—	—	22,827

Total	$219,126	$—	$—	$219,126

Liabilities
Deposits acquired through business combinations	$99,581	$—	$—	$99,581
FHLB advances acquired through business combinations	19,875	—	—	19,875

Total	$119,456	$—	$—	$119,456

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2011	Level 1	Level 2	Level 3

Assets
Acquired loans with deteriorated credit quality	$66,393	$—	$—	$66,393
Acquired loans without deteriorated credit quality	155,064	—	—	155,064
Impaired loans, excluding acquired loans	5,925	—	—	5,925
Repossessed assets	8,964	—	—	8,964
FDIC loss sharing receivable	24,222	—	—	24,222

Total	$260,568	$—	$—	$260,568

Liabilities
Deposits acquired through business combinations	$129,034	$—	$—	$129,034
FHLB advances acquired through business combinations	34,123	—	—	34,123

Total	$163,157	$—	$—	$163,157

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

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The fair value of customer deposits, excluding certificates of deposit, is the amount payable on demand. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at June 30, 2012
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3

Financial Assets
Cash and cash equivalents	$51,212	$51,212	$51,212	$—	$—
Interest-bearing deposits in banks	4,509	4,509	4,509	—	—
Investment securities available for sale	152,718	152,718	—	152,718	—
Investment securities held to maturity	2,423	2,517	—	2,517	—
Mortgage loans held for sale	4,832	4,832	—	—	4,832
Loans, net	674,457	686,178	—	—	686,178
Cash surrender value of BOLI	17,033	17,033	17,033	—	—
FDIC loss sharing receivable	22,827	22,827	—	—	22,827

Financial Liabilities
Deposits	$779,234	$781,844	$—	$682,263	$99,581
Short-term FHLB advances	15,251	15,251	14,000	—	1,251
Long-term FHLB advances	39,623	41,699	—	23,076	18,623

		Fair Value Measurements at December 31, 2011
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3

Financial Assets
Cash and cash equivalents	$31,273	$31,273	$31,273	$—	$—
Interest-bearing deposits in banks	5,583	5,583	5,583	—	—
Investment securities available for sale	155,260	155,260	—	155,260	—
Investment securities held to maturity	3,462	3,575	—	3,575	—
Mortgage loans held for sale	1,673	1,673	—	—	1,673
Loans, net	661,267	686,538	—	—	686,538
Cash surrender value of BOLI	16,771	16,771	16,771	—	—
FDIC loss sharing receivable	24,222	24,222	—	—	24,222

Financial Liabilities
Deposits	$730,734	$732,266	$—	$603,232	$129,034
Short-term FHLB advances	52,634	52,634	37,500	—	15,134
Long-term FHLB advances	40,989	42,465	—	23,476	18,989

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. and its subsidiary, Home Bank, from December 31, 2011 to June 30, 2012 and on its results of operations for the three and six months ended June 30, 2012 and June 30, 2011. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

Forward-Looking Statements

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company or Bank, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of words such as “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions, or by future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly”. The Company’s or the Bank’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) for the year ended December 31, 2011. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

EXECUTIVE OVERVIEW

During the second quarter of 2012, the Company earned $1.8 million, an increase of $485,000, or 38.3%, compared to the second quarter of 2011. Diluted earnings per share for the second quarter of 2012 were $0.24, an increase of $0.07, or 41.2%, compared to the second quarter of 2011. During the six months ended June 30, 2012, the Company earned $3.8 million, an increase $1.8 million, or 84.9%, compared to the six months ended June 30, 2011. Diluted earnings per share for the six months ended June 30, 2012 were $0.53, an increase of $0.25, or 89.3%, compared to the six months ended June 30, 2011.

Key components of the Company’s performance during the three and six months ended June 30, 2012 are summarized below.

•	Assets totaled $988.5 million as of June 30, 2012, up $24.7 million, or 2.6%, from December 31, 2011.

•

Net loans as of June 30, 2012 were $674.5 million, an increase of $13.2 million, or 2.0%, from December 31, 2011. The increase in loans was primarily driven by commercial real estate loans, which increased $41.4 million. This increase was partially offset by decreases in construction and land (down $13.0 million), one- to four-family first mortgage (down $9.6 million), commercial and industrial (down $5.0 million) and home equity (down $2.1 million) loans. As of June 30, 2012, Covered Loans totaled $46.8 million, a decrease of $14.2 million, or 23.3%, from December 31, 2011.

•

Core deposits (i.e., checking, savings, and money market accounts) grew for the twelfth consecutive quarter, increasing $57.1 million, or 12.8%, from December 31, 2011. Core deposits totaled $503.1 million as of June 30, 2012. Total customer deposits as of June 30, 2012 were $779.2 million, an increase of $48.5 million, or 6.6%, from December 31, 2011.

•

Interest income increased $3.1 million, or 38.3%, in the second quarter of 2012 compared to the second quarter of 2011. For the six months ended June 30, 2012, interest income increased $6.2 million, or 38.2%, compared to the six months ended June 30, 2011. The increases were driven by the GSFC acquisition and organic loan growth, which were partially offset by lower yields on average interest-earning assets.

•

Interest expense increased $112,000, or 9.8%, for the second quarter of 2012 compared to the second quarter of 2011. For the six months ended June 30, 2012, interest expense increased $147,000, or 6.1%, compared to the six months ended June 30, 2011. The increases were primarily the result of higher average balances of interest-bearing liabilities due to the GSFC acquisition, which were partially offset by reduced market rates and changes in the composition of interest-bearing liabilities.

•

The provision for loan losses totaled $1.2 million for the second quarter of 2012, an increase of $896,000, or 338.4%, compared to the second quarter of 2011. For the six months ended June 30, 2012, the provision for loan losses totaled $1.9 million, an increase of $1.5 million, or 410.2%, compared to the six months ended June 30, 2011. The elevated levels of provision resulted primarily from a $1.4 million partial charge-off on a $5.4 million commercial real estate loan which was deemed impaired at June 30, 2012 and was placed on nonaccrual during the first quarter of 2012. As of June 30, 2012, the Company’s ratio of allowance for loan losses to total loans was 0.78%, compared to 0.77% at December 31, 2011. Excluding acquired loans, the ratio of the allowance for loan losses to total loans was 1.05% at June 30, 2012, compared to 1.14% at December 31, 2011. Net charge-offs for the first six months of 2012 and 2011 were $1.7 million and $230,000, respectively. The increase in net charge-off for 2012 resulted primarily from the partial charge-offs on the commercial real estate loan mentioned above.

•

Noninterest income for the second quarter of 2012 decreased $202,000, or 9.6%, compared to the second quarter of 2011. The decrease resulted primarily from a litigation settlement of $525,000 received in the second quarter of 2011. Excluding the litigation settlement and securities gains, noninterest income increased 17% compared to the same quarter last year due primarily to higher gains on the sale of mortgage loans. For the six months ended June 30, 2012, noninterest income increased $276,000, or 8.3%, compared to the six months ended June 30, 2011. The increase resulted primarily from higher gains on the sale of mortgage loans, securities and increased service fees and charges and bank card fees resulting from the acquisition of GSFC and organic customer growth.

•

Noninterest expense for the second quarter of 2012 increased $1.2 million, or 18.1%, compared to the second quarter of 2011. For the six months ended June 30, 2012, noninterest expense increased $2.3 million, or 17.3%, compared to the six months ended June 30, 2011. The increase in noninterest expense was primarily due to higher compensation and benefits, occupancy and data processing and communication expenses primarily reflecting our increase in offices and employees as a result of the GSFC acquisition. Additionally, expenses related to foreclosed assets increased primarily due to resolution costs related to nonperforming assets (“NPAs”) acquired from GSFC.

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – Loans, net, totaled $679.8 million as of June 30, 2012, an increase of $13.4 million, or 2.0%, from December 31, 2011. The increase in loans was primarily driven by commercial real estate loans, which increased $41.4 million. This increase was partially offset by decreases in construction and land (down $13.0 million), one- to four-family first mortgage (down $9.6 million), commercial and industrial (down $5.0 million) and home equity (down $2.1 million) loans. Covered Loans totaled $46.8 million as of June 30, 2012, a decrease of $14.2 million, or 23.3%, compared to December 31, 2011. The decrease in the Covered Loan portfolio was primarily the result of principal repayments and foreclosures.

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

	June 30,	December 31,	Increase/(Decrease)
(dollars in thousands)	2012	2011	Amount	Percent
Real estate loans:
One- to four-family first mortgage	$173,227	$182,817	$(9,590)	(5.2)%
Home equity loans and lines	41,535	43,665	(2,130)	(4.9)
Commercial real estate	268,445	226,999	41,446	18.3
Construction and land	66,042	78,993	(12,951)	(16.4)
Multi-family residential	20,141	20,125	16	0.1

Total real estate loans	569,390	552,599	16,791	3.0

Other loans:
Commercial and industrial	77,951	82,981	(5,030)	(6.1)
Consumer	32,431	30,791	1,640	5.3

Total other loans	110,382	113,772	(3,390)	(3.0)

Total loans	$679,772	$666,371	$13,401	2.0%

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger (i.e., loans with balances of $100,000 or greater) commercial real estate, multi-family residential, construction and land loans and commercial and industrial loans are individually evaluated for impairment. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer. The Company typically orders an “as is” valuation for collateral property if the loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of June 30, 2012 and December 31, 2011, loans individually evaluated for impairment, excluding Covered Loans, amounted to $17.2 million and $11.8 million, respectively. The impaired loans include loans acquired from GSFC, which totaled $5.6 million and $5.4 million at June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012 and December 31, 2011, substandard loans, excluding Covered Loans, amounted to $24.5 million and $15.0 million, respectively. The increase in substandard loans for 2012 includes a $5.4 million commercial real estate loan which was placed on nonaccrual status during the first quarter and $5.3 million relating to the former GSFC portfolio. The amount of the allowance for loan losses allocated to impaired or substandard loans, excluding Covered Loans, totaled $270,000 and $478,000 as of June 30, 2012 and December 31, 2011, respectively. There were no assets classified as doubtful or loss as of June 30, 2012 and December 31, 2011.

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

A savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Federal bank regulators which can order the establishment of additional general or specific loss allowances. The Federal banking agencies have adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Our management believes that, based on information currently available, our allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonably estimable as of each reporting date. However, actual losses are dependent upon future events and, as such, further additions to the level of allowance for loan losses may become necessary.

Nonperforming assets defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed assets, excluding Covered Assets, amounted to $17.5 million, or 1.86% of total assets, as of June 30, 2012, compared to $13.9 million, or 1.6% of total assets, as of December 31, 2011. The increase in NPAs relates primarily to a $5.4 million commercial real estate loan mentioned previously. Total nonperforming assets, including Covered Assets, amounted to $30.3 million, or 3.06% of total assets as of June 30, 2012, compared to $30.4 million, or 3.16% of total assets as of December 31, 2011.

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

The following table sets forth the composition of the Company’s nonperforming assets and troubled debt restructurings as of the dates indicated.

(dollars in thousands)	June 30, 2012(1)	December 31, 2011(2)
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$6,816	$8,526
Home equity loans and lines	616	857
Commercial real estate	10,242	6,570
Construction and land	4,250	2,624
Multi-family residential	1,383	1,321
Other loans:
Commercial and industrial	1,984	1,382
Consumer	136	187

Total nonaccrual loans	25,427	21,467
Accruing loans 90 days or more past due	—	—

Total nonperforming loans	25,427	21,467
Foreclosed assets	4,867	8,964

Total nonperforming assets	30,294	30,431
Performing troubled debt restructurings	851	598

Total nonperforming assets and troubled debt restructurings	$31,145	$31,029

Nonperforming loans to total loans	3.74%	3.22%
Nonperforming loans to total assets	2.57%	2.23%
Nonperforming assets to total assets	3.06%	3.16%

(1)

Includes $12.8 million in Covered Assets acquired from Statewide and $10.3 million of assets acquired from GSFC. Excluding acquired loans and assets, ratios for nonperforming loans to total loans, nonperforming loans to total assets and nonperforming assets to total assets were 1.42%, 0.88% and 0.90%, respectively, at June 30, 2012.

2)

Includes $16.6 million in Covered Assets acquired from Statewide and $9.9 million of assets acquired from GSFC. Excluding acquired loans and assets, ratios for nonperforming loans to total loans, nonperforming loans to total assets and nonperforming assets to total assets were 0.85%, 0.51% and 0.54%, respectively, at December 31, 2011.

Net loan charge-offs for the second quarter of 2012 were $1.7 million compared to $227,000 for the second quarter of 2011. Net loan charge-offs for the six months ended June 30, 2012 were $1.7 million compared to $230,000 for the six months ended June 30, 2011. The increase in net charge-offs for the second quarter of 2012 resulted primarily from a $1.4 million partial charge-off on a $5.4 million commercial real estate loan.

Allowance for Loan Losses – The allowance for loan losses is established through provisions for loan losses. The Company maintains the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses at least quarterly in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio. The evaluation process includes, among other things, an analysis of delinquency trends, nonperforming loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans, the value of collateral securing loans, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, economic conditions and industry experience. Based on this evaluation, management assigns risk rankings to segments of the loan portfolio. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. These efforts are supplemented by reviews and validations performed by independent loan reviewers. The results of the reviews are reported to the Audit Committee of the Board of Directors. The establishment of the allowance for loan losses is significantly affected by management judgment. There is a likelihood that different amounts would be reported under different conditions or assumptions. Federal regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require management to make additional provisions for estimated loan losses based upon judgments different from those of management.

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

Acquired loans were recorded as of their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. Under current accounting principles, if the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for loan losses. As of June 30, 2012, $50,000 of our allowance for loan losses was allocated to acquired loans.

We will continue to monitor and modify our allowance for loan losses as conditions warrant. No assurance can be given that our level of allowance for loan losses will cover all of the inherent losses on our loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the conditions used by management to determine the current level of the allowance for loan losses.

The following table presents the activity in the allowance for loan losses during the first six months of 2012.

(dollars in thousands)	Amount

Balance, December 31, 2011	$5,104
Provision charged to operations	1,872
Loans charged off	(1,684)
Recoveries on charged off loans	22

Balance, June 30, 2012	$5,314

At June 30, 2012, the Company’s ratio of allowance for loan losses to total loans was 0.78%, compared to 0.77% and 0.90% at December 31, 2011 and June 30, 2011, respectively. The decrease in the ratio of the allowance for loan losses to total loans as of June 30, 2012 compared to June 30, 2011 relates to the accounting for acquired loans. Under accounting principles generally accepted in the United States, an acquirer may not carry over the acquiree’s allowance for loan losses. Instead, the acquirer must fair value the cash flows expected to be derived from the acquired loan portfolio. Management has included its credit loss expectations in the acquired loan portfolios’ cash flow assumptions used to derive the portfolios’ fair value. Hence, management believes that expected credit losses in the acquired loan portfolios were appropriately addressed in the fair value adjustments recorded on the acquired loan portfolios. Ongoing evaluations of the acquired loan portfolios may result in additional provisions for acquired loans. Excluding acquired loans, the ratio of allowance for loan losses to total loans was 1.05% at June 30, 2012, compared to 1.14% and 1.06% at December 31, 2011 and June 30, 2011, respectively.

Investment Securities

The Company’s investment securities portfolio totaled $155.1 million as of June 30, 2012, a decrease of $3.6 million, or 2.3%, from December 31, 2011. As of June 30, 2012, the Company had a net unrealized gain on its available for sale investment securities portfolio of $4.1 million, compared to $2.6 million as of December 31, 2011. At June 30, 2012, the investment securities portfolio had a modified duration of 3.6 years.

During the second quarter of 2012, the Company sold securities with an aggregate book value of $11.2 million and realized a gain of $59,000 on the transactions. The securities were sold due to their low book yields and prepayment risk.

The following table summarizes activity in the Company’s investment securities portfolio during the first six months of 2012.

(dollars in thousands)	Available for Sale	Held to Maturity

Balance, December 31, 2011	$155,260	$3,462
Purchases	26,579	—
Sales	(12,438)	—
Principal payments and calls	(18,596)	(1,039)
Accretion of discounts and amortization of premiums, net	392	—
Increase in market value	1,521	—

Balance, June 30, 2012	$152,718	$2,423

The Company holds no Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”) preferred stock, equity securities, corporate bonds, trust preferred securities, hedge fund investments, or collateralized debt obligations.

Funding Sources

Deposits – Deposits totaled $779.2 million as of June 30, 2012, an increase of $48.5 million, or 6.6%, compared to December 31, 2011. The Company experienced its twelfth consecutive quarter of core deposit (i.e., checking, savings, and money market accounts) growth during the second quarter of 2012. Core deposits totaled $503.1 million as of June 30, 2012, an increase of $57.1 million, or 12.8%, compared to December 31, 2011.

The following table sets forth the composition of the Company’s deposits at the dates indicated.

	June 30,	December 31,	Increase (Decrease)
(dollars in thousands)	2012	2011	Amount	Percent

Demand deposit	$151,770	$127,828	$23,942	18.7%
Savings	47,018	43,671	3,347	7.7
Money market	185,768	180,790	4,978	2.8
NOW	118,550	93,679	24,871	26.5
Certificates of deposit	276,128	284,766	(8,638)	(3.0)

Total deposits	$779,234	$730,734	$48,500	6.6%

Federal Home Loan Bank Advances – Short-term FHLB advances totaled $15.3 million as of June 30, 2012, compared to $52.6 million as of December 31, 2011. The average rates paid on short-term FHLB advances were 0.18% and 0.13% for the three and six months ended June 30, 2012, respectively, compared to 0.11% and 0.12% for the three and six months ended June 30, 2011.

Long-term FHLB advances totaled $39.6 million as of June 30, 2012, compared to $41.0 million as of December 31, 2011. The average rates paid on long-term FHLB advances were 1.63% for the three and six months ended June 30, 2012, respectively, compared to 2.64% and 2.83% for the three and six months ended June 30, 2011, respectively.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding that allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. Shareholders’ equity increased $4.7 million, or 3.5%, from $134.3 million as of December 31, 2011 to $139.0 million as of June 30, 2012.

As of June 30, 2012, the Bank had regulatory capital that was well in excess of regulatory requirements. The following table details the Bank’s actual levels and current regulatory capital requirements as of June 30, 2012.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 risk-based capital	$123,798	19.85%	$24,952	4.00%	$37,428	6.00%
Total risk-based capital	129,112	20.70	49,904	8.00	62,379	10.00
Tier 1 leverage capital	123,798	12.72	38,936	4.00	48,670	5.00
Tangible capital	123,798	12.72	14,601	1.50	N/A	N/A

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

The Company also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity. As of June 30, 2012, cash and cash equivalents totaled $51.2 million. At such date, investment securities available for sale totaled $152.7 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. As of June 30, 2012, certificates of deposit maturing within the next 12 months totaled $166.5 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended June 30, 2012, the average balance of our outstanding FHLB advances was $73.5 million. As of June 30, 2012, the Company had $54.9 million in outstanding FHLB advances and had $286.8 million in additional FHLB advances available.

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

Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of June 30, 2012.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	2.3%
+200	1.7
+100	1.0

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of June 30, 2012 and December 31, 2011.

	Contract Amount
	June 30,	December 31,
(dollars in thousands)	2012	2011

Standby letters of credit	$1,426	$1,626
Available portion of lines of credit	59,907	60,675
Undisbursed portion of loans in process	35,533	37,840
Commitments to originate loans	91,926	53,711

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

RESULTS OF OPERATIONS

The Company reported net income for the second quarter of 2012 of $1.8 million, an increase of $485,000, or 38.3%, compared to the second quarter of 2011. For the six months ended June 30, 2012, the Company’s net income was $3.8 million, an increase of $1.8 million, or 84.9%, compared to the six months ended June 30, 2011. Diluted earnings per share were $0.24 for the second quarter of 2012, an increase of $0.07, or 41.2%, compared to the second quarter of 2011. Diluted earnings per share for the six months ended June 30, 2012 were $0.53, an increase of $0.25, or 89.3%, compared to the six months ended June 30, 2011.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s net interest spread was 4.54% and 4.34% for the three months ended June 30, 2012 and June 30, 2011, respectively, and 4.55% and 4.39% for the six months ended June 30, 2012 and June 30, 2011, respectively. The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.70% and 4.56% for the three months ended June 30, 2012 and June 30, 2011, respectively, and 4.69% and 4.63% for the six months ended June 30, 2012 and June 30, 2011, respectively. The increase in net interest margin was primarily due to the asset and liability mix changes resulting from the GSFC acquisition and organic loan and deposit growth.

Net interest income totaled $10.0 million for the three months ended June 30, 2012; an increase of $3.0 million, or 43.1%, compared to the three months ended June 30, 2011. For the six months ended June 30, 2012, net interest income totaled $19.9 million, an increase of $6.1 million, or 43.9%, compared to the six months ended June 30, 2011.

Interest income increased $3.1 million, or 38.3%, in the second quarter of 2012, compared to the second quarter of 2011. For the six months ended June 30, 2012, interest income increased $6.2 million, or 38.2%, compared to the six months ended June 30, 2011. The increase was primarily due to a higher average volume of loans receivable as the result of the GSFC acquisition and organic loan growth, which more than offset a decrease in the average yield on interest-earning assets.

Interest expense increased $112,000, or 9.8%, in the second quarter of 2012 compared to the second quarter of 2011. For the six months ended June 30, 2012, interest expense increased $147,000, or 6.1%, compared to the six months ended June 30, 2011. The increase was primarily due to a higher average volume of interest-bearing liabilities as the result of the GSFC acquisition, which was partially offset by a decrease in the average rate paid on interest-bearing liabilities as the result of reduced market rates.

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

	Three Months Ended June 30,
	2012			2011
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate(1)
Interest-earning assets:
Loans receivable(1)	$674,244	$10,383	6.19%	$445,947	$7,266	6.53%
Investment securities	152,916	812	2.12	145,624	817	2.25
Other interest-earning assets	26,504	35	0.53	21,371	35	0.65

Total interest-earning assets	853,664	11,230	5.29	612,942	8,118	5.31

Noninterest-earning assets	109,606			96,418

Total assets	$963,270			$709,360

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$329,371	$321	0.39%	$241,960	$300	0.50%
Certificates of deposit	276,800	763	1.11	191,038	735	1.54

Total interest-bearing deposits	606,171	1,084	0.72	432,998	1,035	0.96
FHLB advances	73,488	178	0.97	41,010	115	1.12

Total interest-bearing liabilities	679,659	1,262	0.75	474,008	1,150	0.97

Noninterest-bearing liabilities	144,498			101,768

Total liabilities	824,157			575,776
Shareholders’ equity	139,113			133,584

Total liabilities and shareholders’ equity	$963,270			$709,360

Net interest-earning assets	$174,005			$138,934

Net interest spread		$9,968	4.54%		$6,968	4.34%

Net interest margin			4.70%			4.56%

	Six Months Ended June 30,
	2012			2011
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate(1)
Interest-earning assets:
Loans receivable(1)	$673,478	$20,754	6.20%	$442,684	$14,426	6.57%
Investment securities	154,196	1,672	2.14	138,064	1,779	2.58
Other interest-earning assets	25,832	69	0.54	22,907	71	0.63

Total interest-earning assets	853,506	22,495	5.30	603,655	16,276	5.44

Noninterest-earning assets	110,970			97,330

Total assets	$964,476			$700,985

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$322,687	$673	0.42%	$237,678	$610	0.52%
Certificates of deposit	279,638	1,544	1.11	200,379	1,602	1.61

Total interest-bearing deposits	602,325	2,217	0.74	438,057	2,212	1.02
FHLB advances	87,481	358	0.82	28,109	216	1.53

Total interest-bearing liabilities	689,806	2,575	0.75	466,166	2,428	1.05

Noninterest-bearing liabilities	137,126			102,032

Total liabilities	826,932			568,198
Shareholders’ equity	137,544			132,787

Total liabilities and shareholders’ equity	$964,476			$700,985

Net interest-earning assets	$163,700			$137,489

Net interest spread		$19,920	4.55%		$13,848	4.39%

Net interest margin			4.69%			4.63%

(1)

Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process. Acquired loans were recorded at fair value upon acquisition and accrete interest income over the remaining lives of the respective loans.

Provision for Loan Losses – For the quarter ended June 30, 2012, the Company recorded a provision for loan losses of $1.2 million, 338.4% higher than the $265,000 for the same period in 2011. The elevated level of provision during the second quarter of 2012 relates primarily to a $5.4 million non-performing commercial real estate loan on which we charged-off $1.4 million during the quarter ended June 30, 2012 upon the receipt of an updated appraisal. As of June 30, 2012, the Company’s ratio of allowance for loan losses to total loans was 0.78%, compared to 0.77% as of December 31, 2011. Excluding acquired loans, the ratio of allowance for loan losses to total loans was 1.05% at June 30, 2012, compared to 1.14% at December 31, 2011.

Noninterest Income – The Company’s noninterest income was $1.9 million for the three months ended June 30, 2012, $202,000, or 9.6%, lower than the $2.1 million earned for the same period in 2011. Noninterest income was $3.6 million for the six months ended June 30, 2012, $276,000, or 8.3%, higher than the $3.3 million earned for the same period of 2011.

The decrease in noninterest income for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 resulted primarily from a litigation settlement of $525,000 received in the second quarter of 2011. Excluding the litigation settlement and securities gains, noninterest income increased 17% compared to the same quarter last year due primarily to higher gains on the sale of mortgage loans.

The increase in noninterest income for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was attributable to higher levels of gains on the sale of mortgage loans, gains on the sale of securities, service fees and charges and bank card fees as a result of the GSFC acquisition.

Noninterest Expense – The Company’s noninterest expense was $8.0 million for the three months ended June 30, 2012, $1.2 million, or 18.1%, higher than the $6.8 million recorded for the same period in 2011. Noninterest expense was $15.9 million for the six months ended June 30, 2012, $2.3 million, or 17.3%, higher than the $13.5 million recorded for the same period of 2011.

The increase in noninterest expense in the second quarter of 2012 compared to the second quarter of 2011 was primarily due to higher compensation and benefits, occupancy and data processing and communication expenses primarily reflecting our increase in offices and employees as a result of the GSFC acquisition. Additionally, expenses related to foreclosed assets increased during the second quarter of 2012 compared to the same quarter a year ago due primarily to resolution costs related to NPAs added in the GSFC acquisition.

The increase in noninterest expense for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily due to higher compensation and benefits, occupancy, data processing and communications and foreclosed assets expenses related to the GSFC acquisition.

Income Taxes – For the quarters ended June 30, 2012 and June 30, 2011, the Company incurred income tax expense of $912,000 and $726,000, respectively. The Company’s effective tax rate amounted to 34.2% and 36.4% during the second quarters of 2012 and 2011, respectively. For the six months ended June 30, 2012 and June 30, 2011, the Company incurred income tax expense of $2.0 million and $1.2 million, respectively. The Company’s effective tax rate amounted to 34.2% and 37.2% during the six months ended June 30, 2012 and June 30, 2011, respectively. The effective tax rate during 2011 was higher than the statutory rate due primarily to certain non-deductible merger-related expenses. Other differences between the effective tax rate and the statutory tax rate primarily relate to variances in items that are non-taxable or non-deductible (e.g., state tax, tax-exempt income, tax credits, etc.).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/ Liability Management and Market Risk”. Additional information at June 30, 2012 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
April 1 - April 30, 2012	6,165	$17.21	6,165	88,970
May 1 - May 31, 2012	33,967	17.06	33,967	55,003
June 1 - June 30, 2012	33,203	16.81	33,203	21,800

Total	73,335	$16.96	73,335	21,800

(1)

On May 23, 2011, the Company’s Board of Directors approved a share repurchase program. Under the plan, the Company can repurchase up to 402,835 shares, or 5% of its common stock outstanding, through open market or privately negotiated transactions. On July 24, 2012, the Company announced the commencement of a new 5% stock repurchase program. Under the plan the Company can repurchase up to 383,598 shares, or 5% of its common stock outstanding, through open market or privately negotiated transactions.

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

HOME BANCORP, INC.

August 8, 2012	By:	/s/ John W. Bordelon
John W. Bordelon
President, Chief Executive Officer and Director

August 8, 2012	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer

August 8, 2012	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank First Vice President and Director of Financial Reporting