Form 10-Q
period 2012-09-30
HOME BANCORP, INC.
filed 2012-11-08
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2012

or

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

At November 1, 2012, the registrant had 7,513,760 shares of common stock, $0.01 par value, outstanding.

HOME BANCORP, INC. and SUBSIDIARY

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)	(Audited)
	September 30,	December 31,
	2012	2011
Assets
Cash and cash equivalents	$52,307,703	$31,769,438
Interest-bearing deposits in banks	4,019,000	5,583,000
Investment securities available for sale, at fair value	153,006,535	155,259,978
Investment securities held to maturity (fair values of $2,138,371 and $3,574,684, respectively)	2,049,718	3,461,717
Mortgage loans held for sale	5,572,587	1,672,597
Loans covered by loss sharing agreements	49,500,917	61,070,360
Noncovered loans, net of unearned income	621,157,286	605,301,127

Total loans, net of unearned income	670,658,203	666,371,487
Allowance for loan losses	(4,906,292)	(5,104,363)

Total loans, net of unearned income and allowance for loan losses	665,751,911	661,267,124

Office properties and equipment, net	30,910,746	31,763,692
Cash surrender value of bank-owned life insurance	17,157,946	16,771,174
FDIC loss sharing receivable	16,813,909	24,222,190
Accrued interest receivable and other assets	26,720,243	32,018,228

Total Assets	$974,310,298	$963,789,138

Liabilities
Deposits:
Noninterest-bearing	$161,118,912	$127,827,509
Interest-bearing	623,822,955	602,906,246

Total deposits	784,941,867	730,733,755
Short-term Federal Home Loan Bank (FHLB) advances	4,000,000	52,634,218
Long-term Federal Home Loan Bank (FHLB) advances	39,440,343	40,988,736
Accrued interest payable and other liabilities	5,717,129	5,147,595

Total Liabilities	834,099,339	829,504,304

Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,948,195 and 8,933,435 shares issued; 7,512,360 and 7,759,954 shares outstanding, respectively	89,483	89,335
Additional paid-in capital	90,513,760	89,741,406
Treasury stock at cost -1,435,835 and 1,173,481 shares, respectively	(20,365,995)	(15,892,315)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(5,713,180)	(5,980,990)
Recognition and Retention Plan (RRP)	(1,831,759)	(2,644,523)
Retained earnings	74,110,812	67,245,350
Accumulated other comprehensive income	3,407,838	1,726,571

Total Shareholders’ Equity	140,210,959	134,284,834

Total Liabilities and Shareholders’ Equity	$974,310,298	$963,789,138

The accompanying Notes are an integral part of these Consoldidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Interest Income
Loans, including fees	$11,309,112	$9,728,512	$32,063,514	$24,154,691
Investment securities	769,202	1,023,976	2,440,833	2,802,155
Other investments and deposits	41,404	36,280	110,870	107,543

Total interest income	12,119,718	10,788,768	34,615,217	27,064,389

Interest Expense
Deposits	1,036,707	1,219,492	3,253,133	3,431,545
Short-term FHLB advances	4,830	15,294	36,281	23,349
Long-term FHLB advances	162,154	165,545	489,306	373,216

Total interest expense	1,203,691	1,400,331	3,778,720	3,828,110

Net interest income	10,916,027	9,388,437	30,836,497	23,236,279
Provision for loan losses	55,736	525,510	1,927,962	892,459

Net interest income after provision for loan losses	10,860,291	8,862,927	28,908,535	22,343,820

Noninterest Income
Service fees and charges	535,016	601,916	1,688,874	1,622,339
Bank card fees	443,986	451,959	1,396,678	1,294,146
Gain on sale of loans, net	651,457	163,986	1,395,561	389,673
Income from bank-owned life insurance	124,566	143,612	386,772	435,968
Gain/(loss) on sale of securities, net	162,534	—	221,781	(166,082)
Discount accretion of FDIC loss sharing receivable	108,762	193,349	461,893	663,281
Settlement of litigation	—	—	—	525,000
Other income	60,537	44,379	134,870	158,288

Total noninterest income	2,086,858	1,599,201	5,686,429	4,922,613

Noninterest Expense
Compensation and benefits	5,046,836	5,215,478	14,569,194	13,128,998
Occupancy	722,320	709,640	2,119,265	1,834,066
Marketing and advertising	202,400	291,628	538,764	667,824
Data processing and communication	694,440	1,314,568	2,033,779	2,428,075
Professional services	213,294	327,728	701,030	1,174,980
Forms, printing and supplies	111,203	141,008	377,918	402,082
Franchise and shares tax	305,889	221,017	657,191	582,018
Regulatory fees	218,193	258,234	629,368	688,616
Foreclosed assets, net	248,089	75,147	758,813	229,047
Other expenses	626,409	627,945	1,855,486	1,564,909

Total noninterest expense	8,389,073	9,182,393	24,240,808	22,700,615

Income before income tax expense	4,558,076	1,279,735	10,354,156	4,565,818
Income tax expense	1,505,746	356,336	3,488,694	1,580,288

Net Income	$3,052,330	$923,399	$6,865,462	$2,985,530

Earnings per share:
Basic	$0.44	$0.13	$0.99	$0.42
Diluted	$0.42	$0.13	$0.95	$0.41

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income	$3,052,330	$923,399	$6,865,462	$2,985,530

Other Comprehensive Income
Unrealized gains on investment securities (net of taxes, $430,030, $206,141, $951,753 and $421,898, respectively)	$825,532	$400,157	$1,827,087	$818,979
Reclassification adjustment for losses (gains) included in net income (net of taxes, $55,668, $0, $75,960 and $56,468, respectively)	(106,866)	—	(145,820)	109,614

Other comprehensive income, net of taxes	$718,666	$400,157	$1,681,267	$928,593

Comprehensive Income	$3,770,996	$1,323,556	$8,546,729	$3,914,123

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

							Accumulated
		Additional		Unallocated	Unallocated		Other
	Common	Paid-in	Treasury	Common Stock	Common Stock	Retained	Comprehensive
	Stock	Capital	Stock	Held by ESOP	Held by RRP	Earnings	Income	Total
Balance, December 31, 2010(1)	$89,270	$88,818,862	$(10,425,725)	$(6,338,070)	$(3,432,486)	$62,125,568	$692,523	$131,529,942
Comprehensive income:
Net income						2,985,530		2,985,530
Other Comprehensive income							928,593	928,593
Treasury stock acquired at cost, 275,408 shares			(3,950,630)					(3,950,630)
Exercise of stock options	227	75,624						75,851
RRP shares released for allocation		(712,303)			787,963			75,660
ESOP shares released for allocation		119,500		267,810				387,310
Share-based compensation cost		1,034,693						1,034,693

Balance, September 30, 2011	$89,497	$89,336,376	$(14,376,355)	$(6,070,260)	$(2,644,523)	$65,111,098	$1,621,116	$133,066,949

Balance, December 31, 2011(1)	$89,335	$89,741,406	$(15,892,315)	$(5,980,990)	$(2,644,523)	$67,245,350	$1,726,571	$134,284,834
Comprehensive income:
Net income						6,865,462		6,865,462
Other Comprehensive income							1,681,267	1,681,267
Treasury stock acquired at cost, 184,429 shares			(4,473,680)					(4,473,680)
Exercise of stock options	148	175,577						175,725
RRP shares released for allocation		(680,600)			812,764			132,164
ESOP shares released for allocation		181,413		267,810				449,223
Share-based compensation cost		1,095,964						1,095,964

Balance, September 30, 2012	$89,483	$90,513,760	$(20,365,995)	$(5,713,180)	$(1,831,759)	$74,110,812	$3,407,838	$140,210,959

(1)	Balances as of December 31, 2010 and December 31, 2011 are audited.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities, net of effects of acquisition:
Net income	$6,865,462	$2,985,530
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,927,962	892,459
Depreciation	1,089,025	946,601
Amortization of purchase accounting valuations and intangibles	(115,098)	5,226,296
Net amortization of mortgage servicing asset	124,858	30,320
Federal Home Loan Bank stock dividends	(13,700)	(5,800)
Net amortization of discount on investments	(447,561)	(1,163,374)
(Gain) loss on sale of investment securities, net	(221,781)	166,082
Gain on loans sold, net	(1,395,561)	(389,673)
Proceeds, including principal payments, from loans held for sale	21,371,657	16,062,499
Originations of loans held for sale	(18,585,639)	(22,150,906)
Non-cash compensation	1,545,187	1,422,003
Goodwill from acquisition	—	151,405
Deferred income tax provision (benefit)	468,208	(989,264)
Decrease in interest receivable and other assets	456,365	2,982,140
Increase in cash surrender value of bank-owned life insurance	(386,772)	(435,968)
Increase in accrued interest payable and other liabilities	626,452	1,132,590

Net cash provided by operating activities	13,309,064	6,862,940

Cash flows from investing activities, net of effects of acquisition:
Purchases of securities available for sale	(35,069,223)	(60,580,507)
Purchases of securities held to maturity	—	(3,000,000)
Proceeds from maturities, prepayments and calls on securities available for sale	27,899,692	52,416,863
Proceeds from maturities, prepayments and calls on securities held to maturity	1,411,471	14,280,600
Proceeds from sales on securities available for sale	12,659,849	3,498,032
Net increase in loans	(11,266,490)	(37,199,689)
Reimbursement from FDIC for covered assets	1,748,270	2,514,238
Decrease in certificates of deposit in other institutions	1,564,000	1,549,000
Proceeds from sale of repossessed assets	5,164,085	1,049,219
Purchases of office properties and equipment	(1,197,629)	(446,762)
Proceeds from sale of properties and equipment	1,048,771	—
Net cash disbursed in business combination	—	(17,154,724)
Purchases of Federal Home Loan Bank stock	—	(2,668,900)
Proceeds from redemption of Federal Home Loan Bank stock	2,792,000	—

Net cash provided by (used in) investing activities	6,754,796	(45,742,630)

Cash flows from financing activities, net of effects of acquisition:
Increase (decrease) in deposits	54,594,797	(26,876,400)
Increase (decrease) in Federal Home Loan Bank advances	(49,822,437)	65,889,085
Purchase of treasury stock	(4,473,680)	(3,950,630)
Proceeds from exercise of stock options	175,725	75,851

Net cash provided by financing activities	474,405	35,137,906

Net change in cash and cash equivalents	20,538,265	(3,741,784)
Cash and cash equivalents at beginning of year	31,769,438	36,970,638

Cash and cash equivalents at end of period	$52,307,703	$33,228,854

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine-month period ended September 30, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2011.

In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial condition, results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

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

3. Investment Securities

Summary information regarding investment securities classified as available for sale and held to maturity as of September 30, 2012 and December 31, 2011 is as follows.

(dollars in thousands)			Gross Unrealized Losses
September 30, 2012	Amortized Cost	Gross Unrealized Gains	Less Than 1 Year	Over 1 Year	Fair Value
Available for sale:
U.S. agency mortgage-backed	$97,397	$3,629	$1	$—	$101,025
Non-U.S. agency mortgage-backed	13,040	286	—	38	13,288
Municipal bonds	15,345	774	12	—	16,107
U.S. government agency	22,042	545	—	—	22,587

Total available for sale	$147,824	$5,234	$13	$38	$153,007

Held to maturity:
U.S. agency mortgage-backed	$1,078	$18	$—	$—	$1,096
Municipal bonds	972	70	—	—	1,042

Total held to maturity	$2,050	$88	$—	$—	$2,138

(dollars in thousands)			Gross Unrealized Losses
December 31, 2011	Amortized Cost	Gross Unrealized Gains	Less Than 1 Year	Over 1 Year	Fair Value
Available for sale:
U.S. agency mortgage-backed	$113,692	$2,879	$42	$—	$116,529
Non-U.S. agency mortgage-backed	14,833	37	766	425	13,679
Municipal bonds	11,598	623	—	—	12,221
U.S. government agency	12,521	310	—	—	12,831

Total available for sale	$152,644	$3,849	$808	$425	$155,260

Held to maturity:
U.S. agency mortgage-backed	$2,289	$49	$—	$—	$2,338
Municipal bonds	1,173	64	—	—	1,237

Total held to maturity	$3,462	$113	$—	$—	$3,575

The amortized cost and estimated fair value by maturity of the Company’s investment securities as of September 30, 2012 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$—	$1,006	$11,162	$88,857	$101,025
Non-U.S. agency mortgage-backed	—	—	—	13,288	13,288
Municipal bonds	—	3,234	9,935	2,938	16,107
U.S. government agency	—	5,902	11,228	5,457	22,587

Total available for sale	$—	$10,142	$32,325	$110,540	$153,007

Securities held to maturity:
U.S. agency mortgage-backed	$8	$822	$266	$—	$1,096
Municipal bonds	—	1,042	—	—	1,042

Total held to maturity	8	1,864	266	—	2,138

Total investment securities	$8	$12,006	$32,591	$110,540	$155,145

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$—	$950	$10,995	$85,452	$97,397
Non-U.S. agency mortgage-backed	—	—	—	13,040	13,040
Municipal bonds	—	3,134	9,470	2,741	15,345
U.S. government agency	—	5,841	10,976	5,225	22,042

Total available for sale	$—	$9,925	$31,441	$106,458	$147,824

Securities held to maturity:
U.S. agency mortgage-backed	$8	$806	$264	$—	$1,078
Municipal bonds	—	972	—	—	972

Total held to maturity	8	1,778	264	—	2,050

Total investment securities	$8	$11,703	$31,705	$106,458	$149,874

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

As of September 30, 2012 and December 31, 2011, the Company had $43,185,000 and $20,912,000, respectively, of securities pledged to secure public deposits.

4. Earnings Per Share

Earnings per common share were computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Numerator:
Operating income available to common shareholders	$3,052	$923	$6,865	$2,986

Denominator:
Weighted average common shares outstanding	6,951	7,173	6,959	7,181
Effect of dilutive securities:
Restricted stock	60	55	78	74
Stock options	201	47	178	41

Weighted average common shares outstanding – assuming dilution	7,212	7,275	7,215	7,296

Earnings per common share	$0.44	$0.13	$0.99	$0.42

Earnings per common share – assuming dilution	$0.42	$0.13	$0.95	$0.41

Options on 40,478 and 46,429 shares of common stock were not included in computing diluted earnings per share for the three months ended September 30, 2012 and September 30, 2011, respectively, because the effect of these shares was anti-dilutive. Options on 40,024 and 23,952 shares of common stock were not included in computing diluted earnings per share for the nine months ended September 30, 2012 and September 30, 2011, respectively, because the effect of these shares was anti-dilutive.

5. Credit Quality and Allowance for Loan Losses

The allowance for loan losses and recorded investment in loans as of the dates indicated are as follows.

	As of September 30, 2012
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
One- to four-family first mortgage	$734	$49	$—	$783
Home equity loans and lines	318	—	—	318
Commercial real estate	1,931	88	—	2,019
Construction and land	629	20	—	649
Multi-family residential	79	—	—	79
Commercial and industrial	674	—	—	674
Consumer	384	—	—	384

Total allowance for loan losses	$4,749	$157	$—	$4,906

	As of September 30, 2012
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Total
Loans:
One- to four-family first mortgage	$161,530	$1,550	$11,614	$174,694
Home equity loans and lines	35,977	57	3,751	39,785
Commercial real estate	235,899	3,644	29,129	268,672
Construction and land	56,251	1,268	5,801	63,320
Multi-family residential	17,008	528	2,193	19,729
Commercial and industrial	68,984	46	1,740	70,770
Consumer	32,690	—	998	33,688

Total loans	$608,339	$7,093	$55,226	$670,658

	As of December 31, 2011
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
One- to four-family first mortgage	$706	$72	$—	$778
Home equity loans and lines	321	15	—	336
Commercial real estate	1,626	129	—	1,755
Construction and land	708	196	—	904
Multi-family residential	64	—	—	64
Commercial and industrial	806	66	50	922
Consumer	345	—	—	345

Total allowance for loan losses	$4,576	$478	$50	$5,104

Loans:
One- to four-family first mortgage	$168,943	$1,090	$12,784	$182,817
Home equity loans and lines	38,406	94	5,165	43,665
Commercial real estate	190,553	2,249	34,197	226,999
Construction and land	71,207	2,305	5,481	78,993
Multi-family residential	16,392	529	3,204	20,125
Commercial and industrial	78,495	136	4,350	82,981
Consumer	29,529	—	1,262	30,791

Total loans	$593,525	$6,403	$66,443	$666,371

A summary of the activity in the allowance for loan losses during the nine months ended September 30, 2012 and September 30, 2011 is as follows.

	For the Nine Months Ended September 30, 2012
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Allowance for loan losses:
One- to four-family first mortgage	$778	$—	$—	$5	$783
Home equity loans and lines	336	(15)	13	(16)	318
Commercial real estate	1,756	(1,836)	—	2,100	2,020
Construction and land	904	(215)	—	(41)	648
Multi-family residential	63	—	—	16	79
Commercial and industrial	922	(56)	5	(197)	674
Consumer	345	(29)	7	61	384

Total allowance for loan losses	$5,104	$(2,151)	$25	$1,928	$4,906

	For the Nine Months Ended September 30, 2011
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Allowance for loan losses:
One- to four-family first mortgage	$641	$—	$13	$14	$668
Home equity loans and lines	296	—	—	17	313
Commercial real estate	1,258	—	5	311	1,574
Construction and land	666	—	—	41	707
Multi-family residential	46	—	—	(10)	36
Commercial and industrial	746	(272)	16	436	926
Consumer	267	(48)	4	83	306

Total allowance for loan losses	$3,920	$(320)	$38	$892	$4,530

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

	September 30, 2012
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family first mortgage	$155,823	$2,341	$4,916	$—	$163,080
Home equity loans and lines	35,391	221	422	—	36,034
Commercial real estate	228,176	3,951	7,416	—	239,543
Construction and land	54,773	611	2,135	—	57,519
Multi-family residential	15,834	1,173	529	—	17,536
Commercial and industrial	68,740	221	69	—	69,030
Consumer	32,623	63	4	—	32,690

Total loans	$591,360	$8,581	$15,491	$—	$615,432

	December 31, 2011
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family first mortgage	$165,997	$2,595	$1,441	$—	$170,033
Home equity loans and lines	37,849	320	331	—	38,500
Commercial real estate	176,651	11,435	4,716	—	192,802
Construction and land	69,537	1,595	2,380	—	73,512
Multi-family residential	16,164	228	529	—	16,921
Commercial and industrial	74,823	3,621	187	—	78,631
Consumer	29,429	22	78	—	29,529

Total loans	$570,450	$19,816	$9,662	$—	$599,928

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

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

Age analysis of past due loans, excluding loans acquired with deteriorated credit quality, as of the dates indicated is as follows.

	September 30, 2012
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$2,572	$1,277	$2,925	$6,774	$156,306	$163,080
Home equity loans and lines	249	15	179	443	35,591	36,034
Commercial real estate	1,435	—	3,987	5,422	234,121	239,543
Construction and land	490	361	776	1,627	55,892	57,519
Multi-family residential	—	—	529	529	17,007	17,536

Total real estate loans	4,746	1,653	8,396	14,795	498,917	513,712

Other loans:
Commercial and industrial	244	75	51	370	68,660	69,030
Consumer	493	19	4	516	32,174	32,690

Total other loans	737	94	55	886	100,834	101,720

Total loans	$5,483	$1,747	$8,451	$15,681	$599,751	$615,432

	December 31, 2011
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$3,740	$451	$2,053	$6,244	$163,789	$170,033
Home equity loans and lines	242	—	171	413	38,087	38,500
Commercial real estate	1,384	704	1,862	3,950	188,852	192,802
Construction and land	1,376	13	812	2,201	71,311	73,512
Multi-family residential	944	—	707	1,651	15,270	16,921

Total real estate loans	7,686	1,168	5,605	14,459	477,309	491,768

Other loans:
Commercial and industrial	309	95	—	404	78,227	78,631
Consumer	216	38	50	304	29,225	29,529

Total other loans	525	133	50	708	107,452	108,160

Total loans	$8,211	$1,301	$5,655	$15,167	$584,761	$599,928

Excluding acquired loans, as of September 30, 2012 and December 31, 2011, the Company did not have any loans greater than 90 days past due and accruing.

The following is a summary of information pertaining to impaired loans excluding acquired loans as of the dates indicated.

	For the Nine Months Ended September 30, 2012
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$1,200	$1,200	$—	$908	$50
Home equity loans and lines	57	57	—	75	1
Commercial real estate	3,501	3,501	—	3,431	109
Construction and land	1,109	1,109	—	708	46
Multi-family residential	528	528	—	529	—
Commercial and industrial	46	46	—	58	—
Consumer	—	—	—	—	—

Total	$6,441	$6,441	$—	$5,709	$206

With an allowance recorded:
One- to four-family first mortgage	$351	$351	$49	$474	$17
Home equity loans and lines	—	—	—	4	—
Commercial real estate	143	143	88	356	—
Construction and land	158	158	20	1,203	9
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	38	—
Consumer	—	—	—	—	—

Total	$652	$652	$157	$2,075	$26

Total impaired loans:
One- to four-family first mortgage	$1,550	$1,550	$49	$1,382	$67
Home equity loans and lines	57	57	—	80	1
Commercial real estate	3,644	3,644	88	3,787	109
Construction and land	1,268	1,268	20	1,911	55
Multi-family residential	528	528	—	528	—
Commercial and industrial	46	46	—	96	—
Consumer	—	—	—	—	—

Total	$7,093	$7,093	$157	$7,784	$232

	For the Year Ended December 31, 2011
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$540	$540	$—	$745	$28
Home equity loans and lines	79	79	—	58	3
Commercial real estate	1,747	1,747	—	996	60
Construction and land	734	734	—	672	40
Multi-family residential	529	529	—	41	25
Commercial and industrial	70	70	—	55	4
Consumer	—	—	—	—	—

Total	$3,699	$3,699	$—	$2,567	$160

With an allowance recorded:
One- to four-family first mortgage	$550	$550	$72	$78	$38
Home equity loans and lines	15	15	15	10	1
Commercial real estate	501	501	129	301	14
Construction and land	1,572	1,572	196	510	88
Multi-family residential	—	—	—	25	—
Commercial and industrial	66	66	66	130	3
Consumer	—	—	—	2	—

Total	$2,704	$2,704	$478	$1,056	$144

Total impaired loans:
One- to four-family first mortgage	$1,090	$1,090	$72	$823	$66
Home equity loans and lines	94	94	15	68	4
Commercial real estate	2,249	2,249	129	1,297	74
Construction and land	2,305	2,305	196	1,182	128
Multi-family residential	529	529	—	66	25
Commercial and industrial	136	136	66	185	7
Consumer	—	—	—	2	—

Total	$6,403	$6,403	$478	$3,623	$304

A summary of information pertaining to nonaccrual Noncovered Loans as of dates indicated is as follows.

(dollars in thousands)	September 30, 2012	December 31, 2011
Nonaccrual loans(1):
One- to four-family first mortgage	$4,330	$4,298
Home equity loans and lines	179	191
Commercial real estate	5,819	4,194
Construction and land	898	813
Multi-family residential	1,327	1,322
Commercial and industrial	51	139
Consumer	4	50

Total	$12,608	$11,007

(1)	Includes $10.0 million and $7.2 million in acquired loans from GSFC as of September 30, 2012 and December 31, 2011, respectively.

As of September 30, 2012, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

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

Information about the Company’s TDRs is presented in the following tables.

	As of September 30, 2012
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Real estate loans:
One- to four-family first mortgage	$—	$302	$55	$357
Home equity loans and lines	—	—	—	—
Commercial real estate	303	—	1,256	1,559
Construction and land	844	—	—	844
Multi-family residential	—	—	678	678

Total real estate loans	1,147	302	1,989	3,438

Other loans:
Commercial and industrial	8	—	912	920
Consumer	34	—	—	34

Total other loans	42	—	912	954

Total loans	$1,189	$302	$2,901	$4,392

	As of December 31, 2011
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Real estate loans:
One- to four-family first mortgage	$—	$—	$—	$—
Home equity loans and lines	15	—	—	15
Commercial real estate	319	—	117	436
Construction and land	198	—	—	198
Multi-family residential	—	—	—	—

Total real estate loans	532	—	117	649

Other loans:
Commercial and industrial	22	—	—	22
Consumer	44	—	—	44

Total other loans	66	—	—	66

Total loans	$598	$—	$117	$715

None of the TDRs defaulted subsequent to the restructuring through the date the financial statements were issued. The Company restructured, as TDRs, three loans totaling $1,623,000 during the third quarter of 2012.

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

Recurring Basis

Investment Securities Available for Sale

Fair values of investment securities available for sale are primarily measured using information from a third-party pricing service. This pricing service provides pricing information by utilizing pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities bids, offers and other reference data from market research publications. If quoted prices are available in an active market, investment securities are classified as Level 1 measurements. If quoted prices are not available in an active market, fair values are estimated primarily by the use of pricing models. Level 2 investment securities are primarily comprised of mortgage-backed securities issued by government agencies and U.S. government-sponsored enterprises. In certain cases, where there is limited or less transparent information provided by the Company’s third-party pricing service, fair value is estimated by the use of secondary pricing services or through the use of non-binding third-party broker quotes. Investment securities are classified within Level 3 when little or no market activity supports the fair value.

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of September 30, 2012, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets and liabilities measured for fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

		Fair Value Measurements Using
(dollars in thousands)	September 30, 2012	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$101,025	$—	$101,025	$—
Non-U.S. agency mortgage-backed	13,288	—	13,288	—
Municipal bonds	16,107	—	16,107	—
U.S. government agency	22,587	—	22,587	—

Total	$153,007	$—	$153,007	$—

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2011	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$116,529	$—	$116,529	$—
Non-U.S. agency mortgage-backed	13,679	—	13,679	—
Municipal bonds	12,221	—	12,221	—
U.S. government agency	12,831	—	12,831	—

Total	$155,260	$—	$155,260	$—

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

		Fair Value Measurements Using
(dollars in thousands)	September 30, 2012	Level 1	Level 2	Level 3
Assets
Acquired loans with deteriorated credit quality	$55,226	$—	$—	$55,226
Acquired loans without deteriorated credit quality	130,568	—	—	130,568
Impaired loans, excluding acquired loans	6,936	—	—	6,936
Repossessed assets	8,443	—	—	8,443
FDIC loss sharing receivable	16,814	—	—	16,814

Total	$217,987	$—	$—	$217,987

Liabilities
Deposits acquired through business combinations	$115,296	$—	$—	$115,296
FHLB advances acquired through business combinations	18,406	—	—	18,406

Total	$133,702	$—	$—	$133,702

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2011	Level 1	Level 2	Level 3
Assets
Acquired loans with deteriorated credit quality	$66,393	$—	$—	$66,393
Acquired loans without deteriorated credit quality	155,064	—	—	155,064
Impaired loans, excluding acquired loans	5,925	—	—	5,925
Repossessed assets	8,964	—	—	8,964
FDIC loss sharing receivable	24,222	—	—	24,222

Total	$260,568	$—	$—	$260,568

Liabilities
Deposits acquired through business combinations	$129,034	$—	$—	$129,034
FHLB advances acquired through business combinations	34,123	—	—	34,123

Total	$163,157	$—	$—	$163,157

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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at September 30, 2012
	Carrying
(dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$52,308	$52,308	$52,308	$—	$—
Interest-bearing deposits in banks	4,019	4,019	4,019	—	—
Investment securities available for sale	153,007	153,007	—	153,007	—
Investment securities held to maturity	2,050	2,138	—	2,138	—
Mortgage loans held for sale	5,573	5,573	—	—	5,573
Loans, net	665,752	678,586	—	—	678,586
Cash surrender value of BOLI	17,158	17,158	17,158	—	—
FDIC loss sharing receivable	16,814	16,814	—	—	16,814

Financial Liabilities
Deposits	$784,942	$788,101	$—	$672,805	$115,296
Short-term FHLB advances	4,000	4,000	4,000	—	—
Long-term FHLB advances	39,440	40,923	—	22,517	18,406

		Fair Value Measurements at December 31, 2011
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$31,769	$31,769	$31,769	$—	$—
Interest-bearing deposits in banks	5,583	5,583	5,583	—	—
Investment securities available for sale	155,260	155,260	—	155,260	—
Investment securities held to maturity	3,462	3,575	—	3,575	—
Mortgage loans held for sale	1,673	1,673	—	—	1,673
Loans, net	661,267	686,538	—	—	686,538
Cash surrender value of BOLI	16,771	16,771	16,771	—	—
FDIC loss sharing receivable	24,222	24,222	—	—	24,222

Financial Liabilities
Deposits	$730,734	$732,266	$—	$603,232	$129,034
Short-term FHLB advances	52,634	52,634	37,500	—	15,134
Long-term FHLB advances	40,989	42,465	—	23,476	18,989

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. and its subsidiary, Home Bank, from December 31, 2011 to September 30, 2012 and on its results of operations for the three and nine months ended September 30, 2012 and September 30, 2011. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

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

EXECUTIVE OVERVIEW

During the third quarter of 2012, the Company earned $3.1 million, an increase of $2.1 million, or 230.6%, compared to the third quarter of 2011. Third quarter 2011 results include $1.4 million of pre-tax expenses related to the acquisition of GS Financial Corp. (“GSFC”). Excluding those merger-related expenses, net income for the third quarter of 2012 increased $1.2 million, or 62.4%, compared to the third quarter of 2011. Diluted earnings per share for the third quarter of 2012 were $0.42, an increase of $0.29, or 223.1%, compared to the third quarter of 2011. Excluding third quarter 2011 merger-related expenses, diluted earnings per share for the third quarter of 2012 increased $0.16, or 61.5%, compared to the third quarter of 2011. During the nine months ended September 30, 2012, the Company earned $6.9 million, an increase $3.9 million, or 130.0%, compared to the nine months ended September 30, 2011. 2011 results included $1.8 million of pre-tax expenses related to the acquisition of GSFC. Excluding those merger-related expenses, net income for the nine months of 2012 increased $2.7 million, or 63.6% compared to the nine months in 2011. Diluted earnings per share for the nine months ended September 30, 2012 were $0.95, an increase of $0.54, or 131.7%, compared to the nine months ended September 30, 2011. Excluding merger-related expenses for the nine months in 2011, diluted earnings per share for the nine months of 2012 increased $0.37, or 63.8%, compared to the third quarter of 2011.

Key components of the Company’s performance during the three and nine months ended September 30, 2012 are summarized below.

•

Loans as of September 30, 2012 were $670.7 million, an increase of $4.3 million, or 0.6%, from December 31, 2011. The increase in loans was primarily driven by commercial real estate loans, which increased $41.7 million. This increase was partially offset by decreases in construction and land (down $15.7 million), one- to four-family first mortgage (down $8.1 million), commercial and industrial (down $12.2 million) and home equity (down $3.9 million) loans. As of September 30, 2012, Covered Loans totaled $49.5 million, a decrease of $11.6 million, or 18.9%, from December 31, 2011.

•

Core deposits (i.e., checking, savings, and money market accounts) grew for the thirteenth consecutive quarter, increasing $75.1 million, or 16.8%, from December 31, 2011. Core deposits totaled $521.1 million as of September 30, 2012. Total customer deposits as of September 30, 2012 were $784.9 million, an increase of $54.2 million, or 7.4%, from December 31, 2011.

•

Interest income increased $1.3 million, or 12.3%, in the third quarter of 2012 compared to the third quarter of 2011. This increase related primarily to organic loan growth and an increase in the yield earned on Covered Loans, which were partially offset by lower yields on interest-earning assets. For the nine months ended September 30, 2012, interest income increased $7.6 million, or 27.9%, compared to the nine months ended September 30, 2011. The increases related primarily to the acquisition of the GSFC loan portfolio in July 2011 as well as the factors noted for the quarterly increase.

•

Interest expense decreased $197,000, or 14.0%, for the third quarter of 2012 compared to the third quarter of 2011. For the nine months ended September 30, 2012, interest expense decreased $49,000, or 1.3%, compared to the nine months ended September 30, 2011. The decreases were primarily the result of reduced market rates and changes in the composition of interest-bearing liabilities, partially offset by higher average balances of interest-bearing liabilities.

•

The provision for loan losses totaled $56,000 for the third quarter of 2012, a decrease of $470,000, or 89.4%, compared to the third quarter of 2011. The decrease was primarily the result of decrease in loan balances and no additional deterioration in nonperforming loans. For the nine months ended September 30, 2012, the provision for loan losses totaled $1.9 million, an increase of $1.0 million, or 116.0%, compared to the nine months ended September 30, 2011. The elevated level of provision in the nine month comparative resulted primarily from a $1.7 million partial charge-off on a $5.4 million commercial real estate loan which was transferred into repossessed assets during the third quarter of 2012. As of September 30, 2012, the Company’s ratio of allowance for loan losses to total loans was 0.73%, compared to 0.77% at December 31, 2011. Excluding acquired loans, the ratio of the allowance for loan losses to total loans was 1.01% at September 30, 2012, compared to 1.14% at December 31, 2011.

•

Net charge-offs for the first nine months of 2012 and 2011 were $2.1 million and $282,000, respectively. The increase in net charge-offs during 2012 resulted primarily from a $1.7 million partial charge-off on the commercial real estate loan mentioned above.

•

Noninterest income for the third quarter of 2012 increased $488,000, or 30.5%, compared to the third quarter of 2011. This increase resulted primarily from higher gains on the sale of mortgage loans (up $487,000) and gains on the sale of securities (up $163,000), which were partially offset by decreases in discount accretion on the FDIC loss sharing receivable, service fees and charges and bank card fees. For the nine months ended September 30, 2012, noninterest income increased $764,000, or 15.5%, compared to the nine months ended September 30, 2011. This increase resulted primarily from higher gains on the sale of mortgage loans (up $1 million) and gains on the sale of securities (up $388,000), which were partially offset by decreases in discount accretion of the FDIC loss sharing receivable and the absence of a payment received in the fiscal 2011 period upon the settlement of certain litigation.

•

Noninterest expense for the third quarter of 2012 decreased $793,000, or 8.6%, compared to the third quarter of 2011. Noninterest expense for the third quarter of 2011 included $1.4 million of expenses related to the acquisition of GSFC. Excluding merger-related expenses, noninterest expense for the third quarter of 2012 increased $655,000, or 8.5%, compared to the third quarter of 2011. The increase resulted primarily from higher compensation and benefits (up $598,000) and expenses related to foreclosed assets as a result of resolution costs related to NPAs acquired from GSFC (up $173,000). For the nine months ended September 30, 2012, noninterest expense increased $1.5 million, or 6.8%, compared to the nine months ended September 30, 2011. Noninterest expense for the nine months in 2011 included $1.8 million of expenses related to the acquisition of GSFC. Excluding merger-related expenses, noninterest expense for the nine months of 2012 increased $3.4 million, or 16.2%, compared to the same period in 2011. The increase was primarily due to higher compensation and benefits, occupancy, data processing and communications and foreclosed assets expenses related to the GSFC acquisition.

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – Loans, totaled $670.7 million as of September 30, 2012, an increase of $4.3 million, or 0.6%, from December 31, 2011. The increase in loans was primarily driven by commercial real estate loans, which increased $41.7 million. This increase was partially offset by decreases in construction and land (down $15.7 million), one- to four-family first mortgage (down $8.1 million), commercial and industrial (down $12.2 million) and home equity (down $3.9 million) loans. Covered Loans totaled $49.5 million as of September 30, 2012, a decrease of $11.6 million, or 18.9%, compared to December 31, 2011. The decrease in the Covered Loan portfolio was primarily the result of principal repayments.

The following table summarizes the composition of the Company’s loan portfolio (including loans covered by loss sharing agreements) as of the dates indicated.

	September 30,	December 31,	Increase/(Decrease)
(dollars in thousands)	2012	2011	Amount	Percent
Real estate loans:
One- to four-family first mortgage	$174,694	$182,817	$(8,123)	(4.4)%
Home equity loans and lines	39,785	43,665	(3,880)	(8.9)
Commercial real estate	268,672	226,999	41,673	18.4
Construction and land	63,320	78,993	(15,673)	(19.8)
Multi-family residential	19,729	20,125	(396)	(2.0)

Total real estate loans	566,200	552,599	13,601	2.5

Other loans:
Commercial and industrial	70,770	82,981	(12,211)	(14.7)
Consumer	33,688	30,791	2,897	9.4

Total other loans	104,458	113,772	(9,314)	(8.2)

Total loans	$670,658	$666,371	$4,287	0.6%

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger (i.e., loans with balances of $100,000 or greater) commercial real estate, multi-family residential, construction and land loans and commercial and industrial loans are individually evaluated for impairment. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer. The Company typically orders an “as is” valuation for collateral property if the loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of September 30, 2012 and

December 31, 2011, loans individually evaluated for impairment, excluding Covered Loans, amounted to $12.8 million and $11.8 million, respectively. The impaired loans include loans acquired from GSFC, which totaled $5.7 million and $5.4 million at September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012 and December 31, 2011, substandard loans, excluding Covered Loans, amounted to $21.2 million and $15.0 million, respectively. The increase in substandard loans for 2012 includes $6.8 million relating to the former GSFC portfolio. The amount of the allowance for loan losses allocated to impaired or substandard loans, excluding acquired loans, totaled $157,000 and $478,000 as of September 30, 2012 and December 31, 2011, respectively. There were no assets classified as doubtful or loss as of September 30, 2012 and December 31, 2011.

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

Nonperforming assets (“NPAs”) defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed assets, excluding Covered Assets, amounted to $17.9 million, or 1.9% of total assets, as of September 30, 2012, compared to $13.9 million, or 1.6% of total assets, as of December 31, 2011. The increase in NPAs relates primarily to a $3.2 million commercial real estate loan, net of write down, mentioned previously. Total NPAs, including Covered Assets, amounted to $30.2 million, or 3.1% of total assets as of September 30, 2012, compared to $30.4 million, or 3.2% of total assets as of December 31, 2011.

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

The following table sets forth the composition of the Company’s NPAs and troubled debt restructurings as of the dates indicated.

(dollars in thousands)	September 30, 2012(1)	December 31, 2011(2)
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$7,053	$8,526
Home equity loans and lines	292	857
Commercial real estate	7,438	6,570
Construction and land	3,662	2,624
Multi-family residential	1,327	1,321
Other loans:
Commercial and industrial	1,856	1,382
Consumer	86	187

Total nonaccrual loans	21,714	21,467
Accruing loans 90 days or more past due	—	—

Total nonperforming loans	21,714	21,467
Foreclosed assets	8,443	8,964

Total nonperforming assets	30,157	30,431
Performing troubled debt restructurings	1,491	598

Total nonperforming assets and troubled debt restructurings	$31,648	$31,029

Nonperforming loans to total loans	3.24%	3.22%
Nonperforming loans to total assets	2.23%	2.23%
Nonperforming assets to total assets	3.10%	3.16%

(1)

Includes $12.9 million in Covered Assets acquired from Statewide and $11.2 million of assets acquired from GSFC. Excluding acquired loans and assets, ratios for nonperforming loans to total loans, nonperforming loans to total assets and nonperforming assets to total assets were 0.55%, 0.34% and 0.86%, respectively, at September 30, 2012.

(2)

Includes $16.6 million in Covered Assets acquired from Statewide and $9.9 million of assets acquired from GSFC. Excluding acquired loans and assets, ratios for nonperforming loans to total loans, nonperforming loans to total assets and nonperforming assets to total assets were 0.85%, 0.51% and 0.54%, respectively, at December 31, 2011.

Net loan charge-offs for the third quarter of 2012 were $464,000, compared to $53,000 for the third quarter of 2011. Net loan charge-offs for the nine months ended September 30, 2012 were $2.1 million compared to $282,000 for the nine months ended September 30, 2011. The increase in net charge-offs for the third quarter of 2012 and for the nine months of 2012 resulted primarily from a $1.7 million partial charge-off on a $5.4 million commercial real estate loan. The collateral underlying the original loan was transferred into repossessed assets during the third quarter of 2012.

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

Acquired loans were recorded as of their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. Under current accounting principles, if the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for loan losses. As of September 30, 2012, the Company did not have any allowance for loan losses allocated to acquired loans.

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

The following table presents the activity in the allowance for loan losses during the first nine months of 2012.

(dollars in thousands)	Amount
Balance, December 31, 2011	$5,104
Provision charged to operations	1,928
Loans charged off	(2,151)
Recoveries on charged off loans	25

Balance, September 30, 2012	$4,906

At September 30, 2012, the Company’s ratio of allowance for loan losses to total loans was 0.73%, compared to 0.77% and 0.69% at December 31, 2011 and September 30, 2011, respectively. Excluding acquired loans, the ratio of allowance for loan losses to total loans was 1.01% at September 30, 2012, compared to 1.14% and 1.09% at December 31, 2011 and September 30, 2011, respectively. The decrease in the ratio of the allowance for loan losses to total loans as of September 30, 2012 compared to September 30, 2011 primarily reflects the $1.7 million charge-off on the commercial real estate loan described above.

Investment Securities

The Company’s investment securities portfolio totaled $155.1 million as of September 30, 2012, a decrease of $3.7 million, or 2.3%, from December 31, 2011. As of September 30, 2012, the Company had a net unrealized gain on its available for sale investment securities portfolio of $5.2 million, compared to $2.6 million as of December 31, 2011. At September 30, 2012, the investment securities portfolio had a modified duration of 3.7 years compared to 3.2 years at December 31, 2011.

During the third quarter of 2012, the Company sold one security with an aggregate book value of $2.4 million and realized a gain of $163,000 on the transaction.

The following table summarizes activity in the Company’s investment securities portfolio during the first nine months of 2012.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2011	$155,260	$3,462
Purchases	35,069	—
Sales	(12,438)	—
Principal payments and calls	(27,899)	(1,411)
Accretion of discounts and amortization of premiums, net	448	(1)
Increase in market value	2,567	—

Balance, September 30, 2012	$153,007	$2,050

Funding Sources

Deposits – Deposits totaled $784.9 million as of September 30, 2012, an increase of $54.2 million, or 7.4%, compared to December 31, 2011. The Company experienced its thirteenth consecutive quarter of core deposit (i.e., checking, savings, and money market accounts) growth during the third quarter of 2012. Core deposits totaled $521.1 million as of September 30, 2012, an increase of $75.1 million, or 16.8%, compared to December 31, 2011.

The following table sets forth the composition of the Company’s deposits at the dates indicated.

	September 30,	December 31,	Increase (Decrease)
(dollars in thousands)	2012	2011	Amount	Percent
Demand deposit	$161,119	$127,828	$33,291	26.0%
Savings	48,432	43,671	4,761	10.9
Money market	194,125	180,790	13,335	7.4
NOW	117,435	93,679	23,756	25.4
Certificates of deposit	263,831	284,766	(20,935)	(7.4)

Total deposits	$784,942	$730,734	$54,208	7.4%

Federal Home Loan Bank Advances – Short-term FHLB advances totaled $4.0 million as of September 30, 2012, compared to $52.6 million as of December 31, 2011. The average rates paid on short-term FHLB advances were 0.22% and 0.14% for the three and nine months ended September 30, 2012, respectively, compared to 0.09% and 0.10% for the three and nine months ended September 30, 2011.

Long-term FHLB advances totaled $39.4 million as of September 30, 2012, compared to $41.0 million as of December 31, 2011. The average rates paid on long-term FHLB advances were 1.64% and 1.63% for the three and nine months ended September 30, 2012, respectively, compared to 1.74% and 2.20% for the three and nine months ended September 30, 2011, respectively.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding that allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. Shareholders’ equity increased $5.9 million, or 4.4%, from $134.3 million as of December 31, 2011 to $140.2 million as of September 30, 2012.

As of September 30, 2012, the Bank had regulatory capital that was well in excess of regulatory requirements. The following table details the Bank’s actual levels and current regulatory capital requirements as of September 30, 2012.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 risk-based capital	$127,215	20.60%	$24,702	4.00%	$37,052	6.00%
Total risk-based capital	132,121	21.39	49,403	8.00	61,754	10.00
Tier 1 leverage capital	127,215	13.23	38,464	4.00	48,080	5.00
Tangible capital	127,215	13.23	14,424	1.50	N/A	N/A

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity Management

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring adequate cash flow exists to meet the Company’s needs, including operating, strategic and capital. The Company develops its liquidity management strategies as part of its overall asset/liability management process. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity. As of September 30, 2012, cash and cash equivalents totaled $52.3 million. At such date, investment securities available for sale totaled $153.0 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. As of September 30, 2012, certificates of deposit maturing within the next 12 months totaled $166.2 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended September 30, 2012, the average balance of our outstanding FHLB advances was $48.2 million. As of September 30, 2012, the Company had $43.4 million in outstanding FHLB advances and had $326.5 million in additional FHLB advances available.

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

Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of September 30, 2012.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	(1.4)%
+200	(0.5)
+100	0.2

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of September 30, 2012 and December 31, 2011.

	Contract Amount
	September 30,	December 31,
(dollars in thousands)	2012	2011
Standby letters of credit	$1,447	$1,626
Available portion of lines of credit	66,978	60,675
Undisbursed portion of loans in process	36,953	37,840
Commitments to originate loans	76,076	53,711

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

RESULTS OF OPERATIONS

The Company reported net income for the third quarter of 2012 of $3.1 million, an increase of $1.3 million, or 74.2%, compared to the second quarter of 2012 and an increase of $2.1 million, or 230.6%, compared to the third quarter of 2011. Third quarter 2011 results include $1.4 million of pre-tax expenses related to the acquisition of GS Financial Corp. (“GSFC”). Excluding those merger-related expenses, net income for the third quarter of 2012 increased $1.2 million, or 62.4%, compared to the third quarter of 2011. Diluted earnings per share were $0.42 for the third quarter of 2012, an increase of $0.18, or 75.0%, compared to the second quarter of 2012 and an increase of $0.29, or 223.1%, compared to the third quarter of 2011. Excluding third quarter 2011 merger-related expenses, diluted earnings per share for the third quarter of 2012 increased $0.16, or 61.5%, compared to the third quarter of 2011. 2011 results included $1.8 million of pre-tax expenses related to the acquisition of GSFC. Excluding those merger-related expenses, net income for the nine months of 2012 increased $3.4 million, or 16.2%, compared to the nine months in 2011. Diluted earnings per share for the nine months ended September 30, 2012 were $0.95, an increase of $0.54, or 131.7%, compared to the nine months ended September 30, 2011. Excluding merger-related expenses for the nine months in 2011, diluted earnings per share for the nine months of 2012 increased $0.37, or 63.8%, compared to the third quarter of 2011.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s net interest spread was 4.78% and 4.40% for the three months ended September 30, 2012 and September 30, 2011, respectively, and 4.59% and 4.37% for the nine months ended September 30, 2012 and September 30, 2011, respectively. The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.94% and 4.54% for the three months ended September 30, 2012 and September 30, 2011, respectively, and 4.74% and 4.56% for the nine months ended September 30, 2012 and September 30, 2011, respectively.

The increase in the net interest spread and net interest margin related primarily to an increase in the yield earned on Covered Loans. In accordance with ASC 310, Receivables, the Company evaluates the expected cash flows of acquired loans throughout the year. As a result of improved cash flow expectations related to Covered Loans, the Company adjusted the accretable yield recognized on Covered Loans during the 2012 quarter. Excluding such adjustments, the yield on loans receivable would have been 6.25%, the net interest spread would have been 4.54% and the net interest margin would have been 4.70% during the third quarter of 2012.

Net interest income totaled $10.9 million for the three months ended September 30, 2012; an increase of $1.5 million, or 16.3%, compared to the three months ended September 30, 2011. For the nine months ended September 30, 2012, net interest income totaled $30.8 million, an increase of $7.6 million, or 32.7%, compared to the nine months ended September 30, 2011.

Interest income increased $1.3 million, or 12.3%, in the third quarter of 2012, compared to the third quarter of 2011. The increase in interest income for the third quarter of 2012 related primarily to an increase in the yield earned on Covered Loans described above and a higher average balance of interest-earning assets. For the nine months ended September 30, 2012, interest income increased $7.6 million, or 27.9%, compared to the nine months ended September 30, 2011. The increase was primarily due to a higher average volume of loans receivable as the result of organic loan growth and the acquisition of GSFC loans.

Interest expense decreased $197,000, or 14.0%, in the third quarter of 2012 compared to the third quarter of 2011. For the nine months ended September 30, 2012, interest expense decreased $49,000, or 1.3%, compared to the nine months ended September 30, 2011. The decreases were primarily the result of reduced market rates and changes in the composition of interest-bearing liabilities, partially offset by higher average balances of interest-bearing liabilities.

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

	Three Months Ended September 30,
	2012			2011
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate(1)
Interest-earning assets:
Loans receivable(1)	$678,936	$11,309	6.55%	$612,416	$9,729	6.25%
Investment securities	149,472	769	2.06	174,208	1,024	2.35
Other interest-earning assets	41,373	42	0.40	28,447	36	0.51

Total interest-earning assets	869,781	12,120	5.49	815,071	10,789	5.22

Noninterest-earning assets	104,980			111,030

Total assets	$974,761			$926,101

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$355,107	$302	0.34%	$300,000	$395	0.52%
Certificates of deposit	269,840	735	1.08	273,407	824	1.20

Total interest-bearing deposits	624,947	1,037	0.66	573,407	1,219	0.84
FHLB advances	48,175	167	1.39	105,828	181	0.68

Total interest-bearing liabilities	673,122	1,204	0.71	679,235	1,400	0.82

Noninterest-bearing liabilities	161,091			119,116

Total liabilities	834,213			798,351
Shareholders’ equity	140,548			127,750

Total liabilities and shareholders’ equity	$974,761			$926,101

Net interest-earning assets	$196,659			$135,836

Net interest spread		$10,916	4.78%		$9,389	4.40%

Net interest margin			4.94%			4.54%

	Nine Months Ended September 30,
	2012			2011
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate(1)
Interest-earning assets:
Loans receivable(1)	$675,297	$32,063	6.27%	$499,261	$24,154	6.40%
Investment securities	152,622	2,441	2.13	150,112	2,802	2.49
Other interest-earning assets	31,012	111	0.48	24,754	108	0.58

Total interest-earning assets	858,931	34,615	5.32	674,127	27,064	5.32

Noninterest-earning assets	108,974			101,897

Total assets	$967,905			$776,024

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$333,494	$974	0.39%	$258,452	$1,005	0.52%
Certificates of deposit	276,372	2,279	1.10	224,721	2,426	1.44

Total interest-bearing deposits	609,866	3,253	0.71	483,173	3,431	0.95
FHLB advances	74,379	526	0.94	54,015	397	0.98

Total interest-bearing liabilities	684,245	3,779	0.74	537,188	3,828	0.95

Noninterest-bearing liabilities	145,115			107,727

Total liabilities	829,360			644,915
Shareholders’ equity	138,545			131,109

Total liabilities and shareholders’ equity	$967,905			$776,024

Net interest-earning assets	$174,686			$136,939

Net interest spread		$30,836	4.59%		$23,236	4.37%

Net interest margin			4.74%			4.56%

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

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2012 Compared to 2011			2012 Compared to 2011
	Change Attributable To			Change Attributable To
			Total			Total
			Increase			Increase
(dollars in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest income:
Loans receivable	$535	$1,045	$1,580	$(325)	$8,234	$7,909
Investment securities	(139)	(116)	(255)	(444)	83	(361)
Other interest-earning assets	(7)	13	6	(19)	22	3

Total interest income	389	942	1,331	(788)	8,339	7,551

Interest expense:
Savings, checking and money market accounts	(140)	47	(93)	(457)	426	(31)
Certificates of deposit	(78)	(11)	(89)	(574)	427	(147)
FHLB advances	13	(27)	(14)	(88)	217	129

Total interest expense	(205)	9	(196)	(1,119)	1,070	(49)

Increase (decrease) in net interest income	$594	$933	$1,527	$331	$7,269	$7,600

Provision for Loan Losses – For the quarter ended September 30, 2012, the Company recorded a provision for loan losses of $56,000, 89.4% lower than the $526,000 for the same period in 2011. The decrease was primarily the result of a decrease in loan balances and no additional deterioration in nonperforming loans during the third quarter of 2012. As of September 30, 2012, the Company’s ratio of allowance for loan losses to total loans was 0.73%, compared to 0.77% as of December 31, 2011. Excluding acquired loans, the ratio of allowance for loan losses to total loans was 1.01% at September 30, 2012, compared to 1.14% at December 31, 2011.

Noninterest Income – The Company’s noninterest income was $2.1 million for the three months ended September 30, 2012, $488,000, or 30.5%, higher than the $1.6 million earned for the same period in 2011. Noninterest income was $5.7 million for the nine months ended September 30, 2012, $764,000, or 15.5%, higher than the $5.0 million earned for the same period of 2011.

The increase in noninterest income in the third quarter of 2012 compared to the third quarter of 2011 resulted primarily from higher gains on the sale of mortgage loans (up $487,000) due to elevated levels of refinance activity and gains on the sale of securities (up $163,000), which were partially offset by decreases in discount accretion on the FDIC loss sharing receivable, service fees and charges and bank card fees.

The increase in noninterest income for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was attributable to higher levels of gains on the sale of mortgage loans (up $1.0 million) due to elevated levels of refinance activity, gains on the sale of securities (up $388,000), service fees and charges (up $67,000) and bank card fees (up $103,000), which were partially offset by decreases in discount accretion on the FDIC loss sharing receivable and the absence in the 2012 period of the $525,000 payment received by the Company in the 2011 period upon the settlement of litigation. The increase in service fees and charges and band card fees were primarily the result of the GSFC acquisition.

Noninterest Expense – The Company’s noninterest expense was $8.4 million for the three months ended September 30, 2012, $793,000, or 8.6%, lower than the $9.2 million recorded for the same period in 2011. Noninterest expense for the third quarter of 2011 included $1.4 million of expenses related to the acquisition of GSFC. Excluding merger-related expenses, noninterest expense for the third quarter of 2012 increased $655,000, or 8%, compared to the third quarter of 2011. The increase resulted primarily from higher compensation and benefits (up $598,000) and expenses related to foreclosed assets (up $173,000).

Noninterest expense was $24.2 million for the nine months ended September 30, 2012, $1.5 million, or 6.8%, higher than the $22.7 million recorded for the same period of 2011. Excluding merger-related expenses, noninterest expense for the nine months ended September 30, 2012 increased $3.4 million, or 16.2%, compared to the nine months ended September 30, 2011. The increase was primarily due to higher compensation and benefits, occupancy, data processing and communications and foreclosed assets expenses.

Income Taxes – For the quarters ended September 30, 2012 and September 30, 2011, the Company incurred income tax expense of $1.5 million and $356,000, respectively. The Company’s effective tax rate amounted to 33.0% and 27.8% during the third quarters of 2012 and 2011, respectively. For the nine months ended September 30, 2012 and September 30, 2011, the Company incurred income tax expense of $3.5 million and $1.6 million, respectively. The Company’s effective tax rate amounted to 33.7% and 34.6% during the nine months ended September 30, 2012 and September 30, 2011, respectively. The effective tax rate during 2011 was higher than the statutory rate due primarily to certain non-deductible merger-related expenses. Other differences between the effective tax rate and the statutory tax rate primarily relate to variances in items that are non-taxable or non-deductible (e.g., state tax, tax-exempt income, tax credits, etc.).

Non-GAAP Reconciliation

	For the Three Months Ended
(dollars in thousands)	September 30, 2012	September 30, 2011
Reported noninterest expense	$8,389	$9,182
Less: Merger-related expenses	—	(1,449)

Non-GAAP noninterest expense	$8,389	$7,733

Reported net income	$3,052	$923
Add: Merger-related expenses (after tax)	—	956

Non-GAAP net income	$3,052	$1,879

	For the Nine Months Ended
(dollars in thousands)	September 30, 2012	September 30, 2011
Reported noninterest expense	$24,241	$22,701
Less: Merger-related expenses	—	(1,834)

Non-GAAP noninterest expense	$24,241	$20,867

Reported net income	$6,865	$2,986
Add: Merger-related expenses (after tax)	—	1,211

Non-GAAP net income	$6,865	$4,197

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/ Liability Management and Market Risk”. Additional information at September 30, 2012 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
July 1 - July 31, 2012	26,321	$17.18	26,321	379,077
August 1 - August 31, 2012	38,908	16.97	38,908	340,169
September 1 - September 30, 2012	119,200	17.16	119,200	220,969

Total	184,429	$17.12	184,429	220,969

(1)

On July 24, 2012, the Company announced the commencement of a new 5% stock repurchase program. Under the plan, the Company can repurchase up to 383,598 shares, or 5% of its common stock outstanding, through open market or privately negotiated transactions.

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

HOME BANCORP, INC.

November 8, 2012	By:	/s/ John W. Bordelon
John W. Bordelon
President, Chief Executive Officer and Director

November 8, 2012	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer

November 8, 2012	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank First Vice President and Director of Financial Reporting