Form 10-K
period 2012-12-31
HOME BANCORP, INC.
filed 2013-03-15
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the 5,949,896 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $17.13 for the common stock on June 30, 2012, as reported by the Nasdaq Stock Market, was approximately $101.9 million. Shares of common stock held by the registrant’s executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of March 7, 2013: 7,419,578

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

HOME BANCORP, INC.

2012 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations hereunder). Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Home Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumptions, many of which are difficult to predict and generally are beyond the control of Home Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of noninterest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) the low interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Home Bancorp, Inc. is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; (7) we may not fully realize all the benefits we anticipated in connection with our acquisitions or our assumptions may prove to be inaccurate; or (8) legislation or changes in regulatory requirements adversely affecting the business of Home Bancorp, Inc. Home Bancorp, Inc. undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

General. Home Bancorp, Inc. (the “Company”) is a Louisiana corporation that became the holding company for Home Bank in October 2008 upon the Bank’s mutual to stock conversion. Home Bank (the “Bank”) is a federally chartered community-oriented savings bank which was originally organized in 1908 and is headquartered in Lafayette, Louisiana. The Bank, which is a wholly owned subsidiary of the Company, currently conducts business through 22 banking offices in the Greater Lafayette, Baton Rouge, Greater New Orleans and Northshore (of Lake Ponchartrain) regions of south Louisiana.

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

We are an active originator of residential home mortgage loans in our market area. Historically, Home Bank was a traditional thrift institution with an emphasis on fixed-rate long-term single-family residential first mortgage loans. Over the course of the last decade plus, we have shifted our emphasis on the loan products we offer and increased our efforts to originate commercial real estate loans and commercial and industrial loans. Commercial real estate loans and commercial and industrial loans are deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans. In addition, the Bank views commercial real estate and commercial and industrial loans as attractive lending products because the Bank’s commercial borrowers typically maintain deposit accounts at the Bank, increasing the Bank’s core deposits.

The Company’s headquarters office is located at 503 Kaliste Saloom Road, Lafayette, Louisiana, and our telephone number is (337) 237-1960. We maintain a website at www.home24bank.com, and we provide our customers with online banking services. Information on our website should not be considered a part of this Annual Report on Form 10-K.

Market Area and Competition

The Bank has four primary market areas across south Louisiana: Greater Lafayette, Baton Rouge, Greater New Orleans and the Northshore (of Lake Ponchartrain). In 2007, the Company expanded its operations into Baton Rouge, Louisiana, which is approximately 55 miles east of Lafayette. The Bank currently operates three banking offices in Baton Rouge. In 2010, the Company expanded into the Northshore (of Lake Ponchartrain) through a Federal Deposit Insurance Corporation (“FDIC”) assisted transaction of the former Statewide Bank (“Statewide”). The Bank currently operates six banking offices in the Northshore region. In 2011, the Company expanded into the Greater New Orleans area, which is approximately 140 miles east of Lafayette, through its acquisition of GS Financial Corporation (“GSFC”) and its subsidiary, Guaranty Savings Bank (“Guaranty”). The Bank currently operates four banking offices in the Greater New Orleans area. For additional information on our acquisition activity in 2011 and 2010, see Part II, Item 7 in this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview.”

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

The Bank and the Company previously were regulated by the Office of Thrift Supervision (“OTS”). As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the OTS was eliminated and, as of July 21, 2011, the regulatory oversight functions and authority of the OTS related to the Bank were transferred to the OCC and the regulatory oversight functions and authority of the OTS related to the Company, which is a savings and loan holding company, were transferred to the FRB. See “Recently Enacted Regulatory Reform” for additional information regarding the Dodd-Frank Act.

Federal law provides the federal banking regulators with substantial enforcement powers. The OCC’s enforcement authority over all savings institutions includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC. The FRB has comparable enforcement authority over the Company. Any change in such regulations could have a material adverse impact on the Company and the Bank.

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

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities was eliminated subject to various grandfathering and transition rules.

•	The prohibition on payment of interest on demand deposits was repealed.

•	Deposit insurance was permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts was provided through the end of 2012.

•	The deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•

The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35% of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the Dodd-Frank Act are related to the operations of the Company:

•	Authority over savings and loan holding companies was transferred to the FRB on July 21, 2011.

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

•

Stock exchanges, which include the Nasdaq, is prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials is required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•

Item 402 of Regulation S-K is amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

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

Holding Company Activities. The Company is a unitary savings and loan holding company and is permitted to engage only in the activities permitted for financial holding companies under FRB regulations or for multiple savings and loan holding companies. Multiple savings and loan holding companies are permitted to engage in the following activities: (i) activities permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the FRB prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting any insurance agency or escrow business; (iv) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies. Although savings and loan holding companies are not currently subject to specific capital requirements, recent legislation authorized the FRB to establish capital requirements for savings and loan holding companies. That legislation also authorized federal regulators to require depository institution holding companies to serve as a source of strength to their depository institution subsidiaries. The Bank is required to notify the FRB 30 days before declaring any dividend. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the FRB and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Declaration of Dividends. A savings institution, such as Home Bank, that is part of a savings and loan holding company structure must file a notice of declaration of a dividend with the FRB not less than 30 days prior to the proposed declaration of dividend by its board of directors.

Federal Securities Laws. We have registered our common stock with the SEC under Section 12(b) of the Securities Exchange Act of 1934. Accordingly, the Company is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions and certain other requirements under the Securities Exchange Act of 1934.

The Sarbanes-Oxley Act. As a public company, the Company is subject to the Sarbanes-Oxley Act of 2002 which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our principal executive officer and principal financial officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the SEC under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our independent auditors and the Audit Committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

Regulation of Home Bank

General. As the primary federal regulator of Home Bank, the OCC has extensive authority over the operations of federally-chartered savings institutions. As part of this authority, Home Bank is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC and the FDIC. The investment and lending authorities of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors and the Deposit Insurance Fund.

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

Insurance of Accounts. The deposits of Home Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. government. The recently enacted financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions.

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

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. The annual assessment rate set for the fourth quarter of 2012 was 0.00165% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

As of December 31, 2012, Home Bank exceeded all of its regulatory capital requirements, with total risk-based, tier 1 risk-based capital and leverage capital ratios of 21.83%, 20.97% and 13.67%, respectively.

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

As of December 31, 2012, Home Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

Recent Regulatory Capital Proposals. The FRB and the OCC were part of a joint proposal in June 2012 seeking comment on three notices of proposed rulemaking (“NPR”) that would revise and replace the agencies’ current capital rules in connection with the Basel accords. The two NPRs discussed below concern capital issues of significant importance to the Bank and the Company. The third NPR, which relates to advanced approaches and market risk capital rules, is not applicable to the Bank or Company’s current operations.

The first NPR relates to Basel III and proposes to revise risk-based and leverage capital requirements, including the implementation of new common equity Tier 1 capital requirements and a higher minimum Tier 1 capital requirement. Also included in the NPR are proposed limitations on capital distributions and certain discretionary bonus payments for any banking organization not holding a specified buffer of common equity Tier 1 capital in excess of its minimum risk-based capital requirement. Revisions to the prompt correction action framework and the tangible common equity definition are also included in the NPR. The other NPR, applicable to the Company’s operations, proposes a standardized approach for risk-weighted assets to enhance risk sensitivity and to address certain weaknesses identified over recent years, including methods for determining risk-weighted assets for residential mortgages, securitization exposures and counterparty credit risk. The proposed changes in the two NPRs would be applicable to the Bank and the Company.

The comment period for these NPRs ended on October 22, 2012. Since Basel III was intended to be implemented beginning January 1, 2013, the regulators intended to finalize the rules by that date. However, on November 9, 2012, the federal agencies, including the FRB and the OCC, that proposed the NPRs announced that they did not expect that any of the proposed rules would become effective on January 1, 2013. Moreover, the announcement did not indicate the likely new effective date.

Capital Distributions. OCC regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for OCC approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions must still file a notice with the OCC at least 30 days before the board of directors declares a dividend or approves a capital distribution if: (1) the institution would not be well-capitalized following the distribution; or (2) the proposed distribution would reduce the amount or retire any part of our common or preferred stock or retire any part of a debt instrument included in its regulatory capital.

If a savings institution, such as Home Bank, that is the subsidiary of a stock savings and loan holding company, has filed a notice with the FRB for a cash dividend and it is not required to file an application or notice with the OCC for any of the reasons described above, then the savings institution must provide an informational copy to the OCC of the notice filed with the FRB, at the same time that it is filed with the FRB.

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

If the savings institution fails to maintain its QTL status, the holding company’s activities are restricted. In addition, it must discontinue any non-permissible business, although the OCC may grant a grace period up to two years for good cause. Nonetheless, any company that controls a savings institution that is not a QTL must register as a bank holding company within one year of the savings institution’s failure to meet the QTL test.

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

As of December 31, 2012, Home Bank met the requirements to be deemed a QTL.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act, place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. Home Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act, and as of December 31, 2012 was in compliance with the above restrictions.

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

Federal Home Loan Bank System. Home Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. As of December 31, 2012, Home Bank had $46.3 million of FHLB advances and $320.9 million available on its line of credit with the FHLB.

As a member, Home Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1.0% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. As of December 31, 2012, Home Bank had $2.3 million in FHLB stock, which was in compliance with this requirement.

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

Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at the FRB. As of December 31, 2012, Home Bank had met its reserve requirement.

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

Federal Taxation

General. Home Bancorp, Inc. and Home Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. The Company’s federal and state income tax returns for taxable years through December 31, 2008 have been closed for purposes of examination by the Internal Revenue Service.

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

As of December 31, 2012, the total federal pre-1988 reserve was approximately $1.2 million. The reserve reflects the cumulative effect of federal tax deductions by Home Bank for which no federal income tax provisions have been made.

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

Net Operating Loss Carryovers. For net operating losses in tax years beginning before August 6, 1997, the Company may carry back net operating losses to the three years preceding the loss year and then forward to fifteen years following the loss years. For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years preceding the loss year and forward to the 20 years following the loss year. As of December 31, 2012, the Company had no net operating loss carry forwards for federal income tax purposes.

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

State and Local Taxation

State Taxation. The Company is subject to the Louisiana Corporation Income Tax based on our Louisiana taxable income. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, “Louisiana taxable income” means net income which is earned by us within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction. In addition, the Bank is subject to the Louisiana Shares Tax which is imposed on the assessed value of the Bank’s capital. The formula for deriving the assessed value is to apply the applicable rate of:

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

Our lending activities include loans secured by commercial real estate and commercial and industrial loans. We have increased our emphasis on originating commercial real estate loans and commercial and industrial loans over the past decade plus. Commercial real estate lending and commercial and industrial lending generally are considered to involve a higher degree of risk than single-family residential lending due to a variety of factors. As a result of the larger loan balances typically involved in these loans, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. As of December 31, 2012, the largest outstanding balances of our commercial real estate loans and commercial and industrial loans were $9.9 million and $5.4 million, respectively. If a large loan were to become non-performing, as we experienced in 2012 with the partial charge off of a $5.4 million commercial real estate loan, it can have a significant impact on our results of operations.

In addition to commercial real estate and commercial and industrial loans, Home Bank holds a significant portfolio of construction and land loans. As of December 31, 2012, Home Bank’s construction and land loans amounted to $75.5 million, or 11.2% of our loan portfolio. Construction and land loans generally have a higher risk of loss than single-family residential mortgage loans due primarily to the critical nature of the initial estimates of a property’s value upon completion of construction compared to the estimated costs, including interest, of construction as well as other assumptions. If the estimates upon which construction loans are made prove to be inaccurate, we may be confronted with projects that, upon completion, have values which are below the loan amounts. If the Bank is forced to liquidate the collateral associated with such loans at values less than the remaining loan balance, it could have a significant impact on our results of operations.

Our allowance for loan losses may not be adequate to cover probable losses.

We have established an allowance for loan losses based upon various assumptions and judgments about the collectability of our loan portfolio which we believe is adequate to offset probable losses on our existing loans. While we are not aware of any specific factors indicating a deficiency in the amount of our allowance for loan losses, in light of the current economic environment, one of the most pressing issues faced by financial institutions is the adequacy of their allowance for loan losses. Federal bank regulators have increased their scrutiny of the level of the allowance for losses maintained by regulated institutions. In the event that we have to increase our allowance for loan losses beyond current levels, it would have an adverse effect on our results in future periods. As of December 31, 2012, our allowance for loan losses amounted to $5.3 million, or 0.8% of total loans.

Our decisions regarding the fair value of assets acquired could be inaccurate and our estimated loss sharing receivable in our FDIC-assisted acquisition may be inadequate, which could materially and adversely affect our business, financial condition, results of operations and future prospects.

Management makes various assumptions and judgments about the collectability of acquired loan portfolios, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In our FDIC-assisted acquisition of Statewide, which included loss sharing agreements, we recorded a loss sharing receivable that we consider adequate to absorb future losses which may occur in the acquired Statewide loan portfolio. In determining the size of the loss sharing receivable, we analyzed the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, economic conditions and other pertinent information. If our assumptions are incorrect, our current receivable may be insufficient to cover future loan losses, and increased loss reserves may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan losses would have a negative effect on our operating results.

Our ability to obtain reimbursement on loans (“Covered Loans”) and repossessed assets (collectively “Covered Assets”) covered under loss sharing agreements with the FDIC depends on our compliance with the terms of the loss sharing agreements.

Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on Covered Assets. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. Additionally, management may decide to forgo loss sharing coverage on certain assets to allow greater flexibility over the management of certain assets. As of December 31, 2012, $48.4 million, or 5.0%, of the Company’s assets were covered by FDIC loss sharing agreements. At such date, the loss sharing agreements with respect to $33.6 million of covered commercial assets will expire in March 2015 (five years from the date of the acquisition), with the remaining loss sharing agreement on $14.8 million of covered residential assets expiring in March 2020 (10 years from the date of the acquisition).

Under the terms of the FDIC loss sharing agreements, the assignment or transfer of the loss sharing agreements to another entity generally requires the written consent of the FDIC. In addition, the Bank may not assign or otherwise transfer the loss sharing agreements during their terms without the prior written consent of the FDIC.

We are subject to periodic examinations by the FDIC with respect to our compliance with the provisions of the FDIC loss sharing agreements. The required terms of the agreements are extensive and failure to comply with any of the provisions could result in a specific asset or group of assets losing their loss sharing coverage. No assurances can be given that we will manage the Covered Assets in such a way as to always maintain loss sharing coverage on all such assets.

Other than temporary declines in the value of our investment securities may require us to take additional charges to earnings.

We evaluate our securities portfolio for other-than-temporary impairment (“OTTI”) throughout the year. Each investment with a fair value less than book value is reviewed quarterly. An impairment charge is recorded against individual securities if management’s review concludes that the decline in value is other than temporary. During the year ended December 31, 2010, the Company recorded charges of $1.2 million for OTTI of certain non-agency mortgage-backed securities. As of December 31, 2012, our investment securities portfolio included 14 non-agency mortgage-backed securities with an aggregate amortized cost of $12.4 million, an aggregate fair value of $12.7 million and a net unrealized gain of $242,000. Delinquencies and defaults in the mortgage loans underlying these securities may adversely affect the cash flows received by us and may result in a conclusion in future periods that the securities are other-than-temporarily impaired. Such a conclusion of OTTI would require us to take additional charges to earnings to write down the value of these securities.

We may not succeed in our plan to grow, which could reduce future profitability.

Over the past 5 years, we have grown our branch system by opening additional offices and through acquisitions of other financial institutions. Typically, it takes several years for a new banking office to become profitable, and this could adversely affect our earnings in future periods. There also is a risk that, as we geographically expand our lending area, we may not be as successful in assessing the credit risks which are inherent in different markets.

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

Most of our loans are to individuals and businesses located in south Louisiana. Regional economic conditions affect the demand for our products and services as well as the ability of our customers to repay loans. While economic conditions in south Louisiana have been stronger than many areas of the United States in recent years, the concentration of our business operations in south Louisiana makes us vulnerable to downturns in the economies in which we operate. Declines in local real estate values could adversely affect the value of property used as collateral for the loans we make. Historically, the oil and gas industry has constituted a significant component of the economy in south Louisiana. The oil and gas industry remains an important factor in the local economy in the markets that we operate in and downturns in the oil and gas industry could adversely affect our operations.

A natural disaster, especially one affecting our market areas, could adversely affect the Company’s financial condition and results of operations.

Since most of our business is conducted in south Louisiana, most of our credit exposure is in that area. Historically, Louisiana has been vulnerable to natural disasters, including hurricanes, floods and tornados. Natural disasters could harm our operations directly through interference with communications, which would prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our loan portfolio, as uninsured or underinsured losses, including losses from business disruption, may reduce our borrowers’ ability to repay their loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural disasters in our market areas could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We face strong competition which adversely affects our profitability.

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

Historically low interest rates are expected to adversely affect our net interest income and profitability.

During the past four years, it has been the policy of the FRB to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than as available prior to 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has been a contributing factor to increases in net interest income in the short term. Our ability to further lower our interest expense is limited as these interest rate levels already are at very low levels, while the average yield on our interest-earning assets are expected to continue to decrease. The FRB has indicated its intention to maintain low interest rates in the future. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) is likely to decrease, which is expected to have an adverse effect on our profitability.

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

We test goodwill for impairment annually, or more frequently if necessary. According to applicable accounting requirements, acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. If the quoted market price of our common stock were to decline significantly, or if it was determined that the carrying amount of our goodwill exceeded its implied fair value, we would be required to write down the asset recorded for goodwill. This, in turn, would result in a charge to earnings and, thus, a reduction in shareholders’ equity. See Notes 3 and 8 to the Consolidated Financial Statements for additional information concerning our goodwill and the required impairment test.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We currently conduct business from nine banking offices in Greater Lafayette, three banking offices in Baton Rouge, four banking offices in Greater New Orleans and six banking offices in the Northshore (of Lake Ponchartrain) region of Louisiana. The Bank owns 21 of its 22 banking offices. The Bank leases the land for one banking office in Covington and leases one banking office in Greater New Orleans.

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

(a) Home Bancorp, Inc.’s common stock is listed on the Nasdaq Global Select Market under the symbol “HBCP”. The common stock commenced trading on the Nasdaq Stock Market on October 3, 2008. As of the close of business on December 31, 2012, there were 7,439,127 shares of common stock outstanding, held by approximately 857 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following table sets forth the high and low prices of the Company’s common stock as reported by the Nasdaq Stock Market and cash dividends declared per share for the periods indicated.

For The Quarter Ended	High	Low	Cash Dividends Declared

March 31, 2011	$15.41	$13.25	$—
June 30, 2011	$16.19	$14.00	$—
September 30, 2011	$15.24	$13.73	$—
December 31, 2011	$15.63	$13.66	$—

March 31, 2012	$17.70	$15.00	$—
June 30, 2012	$17.50	$16.00	$—
September 30, 2012	$18.40	$15.51	$—
December 31, 2012	$19.95	$16.76	$—

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

	Period Ending
Index	10/03/08	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Home Bancorp, Inc.	100.00	84.86	106.09	120.28	134.90	158.83
NASDAQ Composite	100.00	81.23	118.08	139.50	138.39	162.95
SNL Bank and Thrift	100.00	68.16	67.25	75.07	58.38	78.39

The stock price information shown above is not necessarily indicative of future price performance. Information used was obtained from SNL Financial LC, Charlottesville, Virginia. The Company assumes no responsibility for any errors or omissions in such information.

The Company did not sell any of its equity securities during 2012 that were not registered under the Securities Act of 1933.

For information regarding the Company’s equity compensation plans, see Item 12.

(b) Not applicable.

(c) On July 24, 2012, the Company’s Board of Directors approved a share repurchase program authorizing management to repurchase up to 383,598 shares, or 5%, of its common stock outstanding through open market or privately negotiated transactions. The Company’s purchases of its common stock made during the fourth quarter of 2012 under the plan are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs

October 1 - October 31, 2012	—	$—	—	220,969
November 1 - November 30, 2012	27,300	17.37	27,300	193,669
December 1 - December 31, 2012	48,233	18.24	48,233	145,436

Total	75,533	$17.93	75,533	145,436

Item 6.	Selected Financial Data.

Set forth below is selected summary historical financial and other data of the Company. When you read this summary historical financial data, it is important that you also read the historical financial statements and related notes contained in Item 8 of this Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Selected Financial Condition Data:
Total assets	$962,926	$963,789	$700,423	$524,636	$528,397
Cash and cash equivalents	39,539	31,769	36,971	25,710	20,150
Interest-bearing deposits in banks	3,529	5,583	7,867	3,529	1,685
Investment securities:
Available for sale	157,256	155,260	111,962	106,752	114,235
Held to maturity	1,665	3,462	15,220	13,099	4,089
Loans receivable, net	667,809	661,267	435,992	333,296	332,962
Deposits	771,429	730,734	553,218	371,593	354,145
FHLB advances	46,257	93,623	13,000	16,774	44,421
Shareholders’ equity	141,574	134,285	131,530	132,749	126,963

	For the Years Ended December 31,
(dollars in thousands, except per share data)	2012	2011	2010	2009	2008
Selected Operating Data:
Interest income	$46,122	$38,435	$33,659	$29,897	$27,429
Interest expense	4,914	5,217	5,881	6,337	8,747

Net interest income	41,208	33,218	27,778	23,560	18,682
Provision for loan losses	2,411	1,460	865	865	459

Net interest income after provision for loan losses	38,797	31,758	26,913	22,695	18,223
Noninterest income	7,452	6,781	4,492	2,083	422
Noninterest expense	32,454	30,784	24,373	17,789	14,759

Income before income taxes	13,795	7,755	7,032	6,989	3,886
Income taxes	4,605	2,635	2,344	2,309	1,170

Net income	$9,190	$5,120	$4,688	$4,680	$2,716

Earnings per share - basic	$1.33	$0.72	$0.62	$0.58	$1.32

Earnings per share - diluted	$1.28	$0.71	$0.62	$0.58	$1.32

Cash dividends per share	$0.00	$0.00	$0.00	$0.00	$0.00

	As of or For the Years Ended December 31,
	2012	2011	2010	2009	2008
Selected Operating Ratios: (1)
Average yield on interest-earnings assets	5.36%	5.35%	5.60%	5.99%	6.35%
Average rate on interest-bearing liabilities	0.72	0.90	1.29	1.93	2.69
Average interest rate spread (2)	4.64	4.45	4.31	4.06	3.66
Net interest margin (3)	4.79	4.63	4.62	4.72	4.31
Average interest-earning assets to average interest-bearing liabilities	126.81	124.18	131.52	152.02	133.63
Noninterest expense to average assets	3.35	3.74	3.56	3.36	3.18
Efficiency ratio (4)	66.70	76.96	75.53	69.37	77.26
Return on average assets	0.95	0.62	0.68	0.88	0.59
Return on average equity	6.60	3.88	3.56	3.58	4.12
Average equity to average assets	14.38	16.01	19.44	24.68	14.20

Asset Quality Ratios: (5) (6)
Non-performing loans as a percent of total loans receivable	1.97%	1.82%	0.29%	0.38%	0.43%
Non-performing assets as a percent of total assets	1.76	1.55	0.19	0.32	0.28
Allowance for loan losses as a percent of non-performing loans as of end of period	43.01	45.92	371.2	262.2	182.6
Allowance for loan losses as a percent of net loans as of end of period	0.85	0.83	1.09	1.00	0.78

Capital Ratios: (5) (7)
Tier 1 risk-based capital ratio	20.97%	20.34%	22.85%	29.86%	32.50%
Leverage capital ratio	13.67	12.53	15.46	20.24	19.10
Total risk-based capital ratio	21.83	21.13	23.65	30.74	33.35

(1)	With the exception of end-of-period ratios, all ratios are based on average monthly balances during the respective periods.
(2)	Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(4)	The efficiency ratio represents noninterest expense as a percentage of total revenues. Total revenues is the sum of net interest income and noninterest income.
(5)	Asset quality and capital ratios are end of period ratios.
(6)

Asset quality ratios exclude assets covered under FDIC loss sharing agreements. At December 31, 2012, Covered Loans and Assets totaled $45.8 million and $48.4 million, respectively, compared to $61.1 million and $67.1 million, respectively of Covered Loans and Covered Assets at December 31, 2011 and $80.4 million and $86.1 million, respectively of Covered Loans and Covered Assets at December 31, 2010. At December 31, 2012, 2011 and 2010, $9.6 million, $10.5 million and $16.0 million, respectively, of Covered Loans were contractually not performing. In addition, we had $2.7 million, $6.1 million and $5.7 million, respectively, in Covered Assets which were repossessed assets at December 31, 2012, 2011 and 2010 which are excluded from the asset quality ratios above.

Nonperforming loans consist of nonaccruing loans and loans 90 days or more past due. Nonperforming assets consist of nonperforming loans and repossessed assets. It is our policy to cease accruing interest on all loans 90 days or more past due. Repossessed assets consist of assets acquired through foreclosure or acceptance of title in-lieu of foreclosure. For information on our asset quality ratios including Covered Assets, see page 28.

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

EXECUTIVE OVERVIEW

Net income for 2012 totaled $9.2 million, an increase of 79.5% from the $5.1 million earned in 2011. Diluted earnings per share for 2012 were $1.28, an increase of 80.3% from the $0.71 earned in 2011. The increase in net income and diluted earnings per share was driven primarily by the full year impact of the acquisition of GS Financial Corp. (“GSFC”) in July 2011. Key components of the Company’s performance in 2012 are summarized below.

•

Loans, including those covered under loss sharing agreements with the FDIC (“Covered Loans”), as of December 31, 2012 were $673.1 million, an increase of $6.8 million, or 1.0%, from December 31, 2011. Loan growth during the year was primarily related to commercial real estate loans (up $25.8 million), which was virtually offset by decreases in most other loan categories. As of December 31, 2012, Covered Loans totaled $45.8 million, a decrease of $15.3 million, or 25.1%, from December 31, 2011.

•

Total customer deposits as of December 31, 2012 were $771.4 million, an increase of $40.7 million, or 5.6%, from December 31, 2011. The increase in deposits was driven primarily by strong growth in NOW (up $29.6 million) and demand deposit (up $24.6 million) accounts, which was partially offset by certificates of deposit (down $31.8 million).

•

Interest income increased $7.7 million, or 20.0%, in 2012 compared to 2011. The increase was primarily due to a higher average volume of loans receivable during 2012 resulting primarily to the GSFC acquisition, which more than offset decreases in the average yield on interest-earning assets.

•

Interest expense decreased $303,000, or 5.8%, in 2012 compared to 2011. The decrease was primarily due to lower rates paid on interest-bearing liabilities as the result of reduced market rates and an improved mix of interest-bearing liabilities.

•

The Company purchased 337,887 shares of its common stock during 2012 at an average price per share of $17.25. As of December 31, 2012, an additional 145,436 shares remain eligible for purchase under the share repurchase plan announced in July 2012.

•

The provision for loan losses totaled $2.4 million in 2012, 65.1% higher than the $1.5 million recorded in 2011. The elevated level of provision resulted primarily from a $1.7 million charge-off on a $5.4 million commercial real estate loan and other credit quality declines in the commercial real estate, construction and land and commercial and industrial loan portfolios. At December 31, 2012, the Company’s ratio of allowance for loan losses to total loans was 0.79%, compared to 0.77% at December 31, 2011. Excluding loans acquired from GSFC and Statewide (“acquired loans”), the ratio of the allowance for loan losses to total organic loans was 1.01% at December 31, 2012 compared to 1.14% at December 31, 2011. Net charge-offs for 2012 were $2.2 million, or 0.33% of total loans, compared to $276,000, or 0.04%, in 2011. The increase in net charge-offs for 2012 resulted primarily from the charge-off on the commercial real estate loan mentioned above.

•

Noninterest income increased $671,000, or 9.9%, in 2012 compared to 2011. The increase was primarily the result of an increase of $1.1 million in gains on the sale of mortgage loans and a $393,000 difference in gains/losses on sale of securities, which were partially offset by the absence of a $525,000 payment received in settlement of a lawsuit during 2011 and $270,000 less accretion on the FDIC loss sharing receivable in 2012 compared to 2011.

•

Noninterest expense increased $1.7 million, or 5.4%, in 2012 compared to 2011. Noninterest expense for 2011 includes merger-related expenses of $2.1 million. Excluding merger-related expenses, the increase in noninterest expense was primarily the result of the full year impact of the addition of GSFC employees, its operations and facilities and higher costs associated with foreclosed assets.

ACQUISITION ACTIVITY

On July 15, 2011, the Company acquired GSFC, the former holding company of Guaranty Savings Bank (“Guaranty”) of Metairie, Louisiana. On the acquisition date, Home Bancorp Acquisition Corp., a newly created wholly owned subsidiary of the Company, was merged with and into GSFC, and immediately thereafter, GSFC was merged with and into the Company, with the Company as the surviving corporation, and Guaranty, the former subsidiary of GSFC, was merged with and into Home Bank, with Home Bank as the surviving institution. Shareholders of GSFC received $21.00 per share in cash, yielding an aggregate purchase price of $26,417,000. As a result of the acquisition, the four former Guaranty branches in the Greater New Orleans area were added to the Bank’s branch office network. Assets acquired from GSFC totaled $256.7 million, which included loans of $182.4 million, investment securities of $46.5 million and cash of $9.3 million. The Bank also recorded a core deposit intangible asset of $859,000 and goodwill of $354,000 relating to the acquisition of GSFC, and assumed liabilities of $230.6 million, which included $193.5 million in deposits and $34.7 million in Federal Home Loan Bank (“FHLB”) advances.

On March 12, 2010, the Bank acquired certain assets and liabilities of the former Statewide Bank (“Statewide”), a full-service community bank formerly headquartered in Covington, Louisiana, from the Federal Deposit Insurance Corporation (“FDIC”). As a result of the Statewide acquisition, the Bank’s branch office network was expanded to include six branches in the Northshore (of Lake Pontchartrain) region of Louisiana. Assets acquired in the Statewide transaction totaled $188.0 million, which included loans of $110.4 million, investment securities of $24.8 million and cash of $11.6 million. In addition, the Bank recorded an FDIC loss sharing receivable, representing the portion of estimated losses covered by loss sharing agreements between the Bank and the FDIC, of $34.4 million. The loss sharing agreements between the Bank and the FDIC afford us significant protection against future losses in the loan portfolio (“Covered Loans”) and repossessed assets (collectively referred to as “Covered Assets”) acquired in the Statewide transaction. The Bank also recorded a core deposit intangible asset of $1.4 million and goodwill of $560,000 relating to the Statewide acquisition, and assumed liabilities of $223.9 million, which included $206.9 million in deposits and $16.8 million in FHLB advances.

CRITICAL ACCOUNTING POLICIES

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

Acquired loans from the Statewide and GSFC transactions were recorded at fair value at the date of acquisition with no carryover of the allowance for loan losses. As of December 31, 2012, our allowance for loan losses included $205,000 allocated to acquired loans with deteriorated credit quality. Our accounting policy for acquired loans is described below.

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

On the acquisition date, the amount by which the undiscounted expected cash flows exceeded the estimated fair value of the acquired loans is the “accretable yield”. The accretable yield is taken into interest income over the life of the loans using the effective yield method. The accretable yield changes over time due to both accretion and as actual and expected cash flows vary from the acquisition date estimated cash flows. The accretable yield is then measured as of each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. The remaining undiscounted expected cash flows are calculated as of each financial reporting date based on information then currently available. Increases in expected cash flows over those originally estimated increase the accretable yield and are recognized as interest income prospectively. Increases in expected cash flows also lead to the reduction of any allowance for loan losses recorded after the acquisition. Decreases in expected cash flows, compared to those originally estimated, decrease the accretable yield and are recognized by recording a provision for loan losses. As the accretable yield increases or decreases from changes in cash flow expectations, the offset is a decrease or increase to the nonaccretable difference. As of December 31, 2012, $205,000 of our allowance for loan losses was allocated to acquired loans in the GSFC portfolio with deteriorated credit quality.

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

The following table summarizes the changes in the carrying amount of Covered Loans, net of the allowance for losses on Covered Loans, and accretable yield on those loans for the years ended December 31, 2012, 2011 and 2010.

	December 31,
	2012		2011		2010
(dollars in thousands)	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield

Balance beginning of year	$61,020	$(8,550)	$80,447	$(5,505)	$—	$—
Addition from FDIC-assisted transactions	—	—	—	—	110,418	(11,110)
Accretion	(4,613)	4,613	(5,170)	5,170	(5,605)	5,605
Payments received	(6,885)	—	(14,354)	—	(13,623)	—
Other principal reduction	(2,355)	—	(4,135)	—	(5,686)	—
Net increase in expected cash flows	36	(36)	8,215	(8,215)	—	—
Transfers to repossessed assets	(1,489)	—	(3,933)	—	(5,057)	—
Provision for losses on Covered Loans	50	—	(50)	—	—	—

Balance end of year	$45,764	$(3,973)	$61,020	$(8,550)	$80,447	$(5,505)

In addition to Covered Loans, our Covered Assets included $2.7 million, $6.1 million and $5.7 million, respectively, of repossessed assets at December 31, 2012, 2011 and 2010.

The following tables show the composition of the Company’s loan portfolio as of the dates indicated.

	December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Real estate loans:
One- to four-family first mortgage	$177,816	$182,817	$122,614	$120,044	$138,173
Home equity loans and lines	40,425	43,665	30,915	24,678	23,127
Commercial real estate	252,805	226,999	150,824	97,513	84,096
Construction and land	75,529	78,994	57,538	35,364	35,399
Multi-family residential	19,659	20,125	5,718	4,089	7,142

Total real estate loans	566,234	552,600	367,609	281,688	287,937

Other loans:
Commercial and industrial	72,253	82,980	48,410	38,340	34,434
Consumer	34,641	30,791	23,892	16,619	13,197

Total other loans	106,894	113,771	72,302	54,959	47,631

Total loans	$673,128	$666,371	$439,911	$336,647	$335,568

Loan growth during the year was related primarily to commercial real estate loans, which were up $25.8 million during the year. Consumer loans also grew $3.9 million in 2012. This growth was largely offset by decreases in commercial and industrial (down $10.7 million), one- to four-family mortgage (down $5.0 million), construction and land (down $3.5 million), and home equity (down $3.2 million) loans. Covered Loans totaled $45.8 million as of December 31, 2012, a decrease of $15.3 million, or 25.1%, compared to December 31, 2011. The decrease in the Covered Loan portfolio was primarily the result of principal repayments.

The following table reflects contractual loan maturities as of December 31, 2012, unadjusted for scheduled principal reductions, prepayments or repricing opportunities. Of the $508.5 million in loans which have contractual maturity dates subsequent to December 31, 2013, $435.0 million have fixed interest rates and $73.5 million have floating or adjustable interest rates.

	Due In
(dollars in thousands)	One year or less	One through five years	More than five years	Total
One- to four-family first mortgage	$25,248	$45,325	$107,243	$177,816
Home equity loans and lines	6,964	18,898	14,563	40,425
Commercial real estate	35,808	160,155	56,842	252,805
Construction and land	57,395	13,684	4,450	75,529
Multi-family residential	4,306	10,121	5,232	19,659
Commercial and industrial	31,680	34,868	5,705	72,253
Consumer	3,247	6,814	24,580	34,641

Total	$164,648	$289,865	$218,615	$673,128

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, multi-family residential, construction and land loans and commercial and industrial loans are individually evaluated for impairment. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer. The Company typically orders an “as is” valuation for collateral property if the loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of December 31, 2012 and 2011, impaired loans, excluding Covered Loans, amounted to $10.8 million and $11.8 million, respectively. As of December 31, 2012 and 2011, substandard loans, excluding Covered Loans, amounted to $21.1 million and $17.2 million, respectively. The amount of the allowance for loan losses allocated to impaired loans, excluding acquired loans, totaled $183,000 and $478,000 as of December 31, 2012 and 2011, respectively. There were no assets classified as doubtful or loss as of December 31, 2012 or December 31, 2011.

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

Nonperforming assets, defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property, excluding Covered Assets, amounted to $16.1 million, or 1.76% of total assets, as of December 31, 2012, compared to $13.9 million, or 1.55% of total assets, as of December 31, 2011. The following table sets forth the composition of the Company’s total nonperforming assets, including Covered Assets, and troubled debt restructurings as of the dates indicated.

	December 31,
(dollars in thousands)	2012 (1)	2011 (2)	2010 (3)	2009	2008
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$7,260	$8,526	$5,734	$864	$871
Home equity loans and lines	284	857	271	362	156
Commercial real estate	6,984	7,891	3,287	—	362
Construction and land	4,113	2,624	4,234	—	—
Multi-family residential	1,327	—	—	—	—
Other loans:
Commercial and industrial	1,916	1,382	3,359	38	9
Consumer	63	187	159	15	29

Total nonaccrual loans	21,947	21,467	17,044	1,279	1,427
Accruing loans 90 days or more past due	—	—	—	—	—

Total nonperforming loans	21,947	21,467	17,044	1,279	1,427
Foreclosed property	6,454	8,964	5,753	417	37

Total nonperforming assets	28,401	30,431	22,797	1,696	1,464
Performing troubled debt restructurings	1,114	598	721	556	449

Total nonperforming assets and troubled debt restructurings	$29,515	$31,029	$23,518	$2,252	$1,913

Nonperforming loans to total loans	3.26%	3.22%	3.87%	0.38%	0.43%
Nonperforming loans to total assets	2.28%	2.23%	2.43%	0.24%	0.27%
Nonperforming assets to total assets	2.95%	3.16%	3.25%	0.32%	0.28%

1)

Includes $12.3 million in Covered Assets acquired from Statewide and $11.2 million of assets acquired from GSFC. Excluding acquired loans and assets, ratios for nonperforming loans to total loans, nonperforming loans to total assets and nonperforming assets to total assets were 0.43%, 0.28% and 0.62%, respectively, at December 31, 2012.

2)

Includes $16.6 million in Covered Assets acquired from Statewide and $9.9 million of assets acquired from GSFC. Excluding acquired loans and assets, ratios for nonperforming loans to total loans, nonperforming loans to total assets and nonperforming assets to total assets were 0.85%, 0.51% and 0.54%, respectively, at December 31, 2011.

3)

Includes $21.6 million in Covered Assets acquired from Statewide. Excluding Covered Loans and Covered Assets, ratios for nonperforming loans to total loans, nonperforming loans to total assets and nonperforming assets to total assets were 0.29%, 0.17% and 0.19%, respectively, at December 31, 2010.

Net charge-offs for 2012 were $2.2 million, or 0.33% of total loans, compared to $276,000, or 0.04%, in 2011. The elevated level of charge-offs during 2012 resulted primarily from a $1.7 million partial charge-off on a $5.4 million commercial real estate loan.

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

Acquired loans were recorded as of their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. Under current accounting principles, if the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for loan losses. As of December 31, 2012, $205,000 of our allowance for loan losses was allocated to acquired loans with deteriorated credit quality.

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

The following table presents the activity in the allowance for loan losses for the years indicated.

	For the Years Ended December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Balance, beginning of year	$5,104	$3,920	$3,352	$2,606	$2,314
Provision charged to operations	2,411	1,460	865	865	459
Loans charged off:
One- to four-family first mortgage	—	—	—	—	—
Home equity loans and lines	32	—	174	66	30
Commercial real estate	1,980	—	65	—	—
Construction and land	215	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	60	281	106	21	88
Consumer	38	53	24	54	94
Recoveries on charged off loans	129	58	72	22	45

Balance, end of year	$5,319	$5,104	$3,920	$3,352	$2,606

At December 31, 2012, the Company’s ratio of allowance for loan losses to total loans was 0.79%, compared to 0.77% at December 31, 2011. Excluding acquired loans, the ratio of allowance for loan losses to total organic loans was 1.01% at December 31, 2012, compared to 1.14% at December 31, 2011. Expected cash flows related to the acquired GSFC one- to four-family first mortgage loans and home equity loans and lines decreased during 2012; therefore, a provision to the allowance for loan losses of $205,000 was recorded to cover additional expected losses in this portfolio. Ongoing evaluations of the acquired loan portfolios may result in additional provisions for acquired loans.

The following table presents the allocation of the allowance for loan losses as of December 31 of the years indicated.

	December 31,
	2012		2011		2010		2009		2008
(dollars in thousands)	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans
One- to four-family first mortgage	$982	26.4%	$778	27.4%	$641	27.9%	$383	35.7%	$399	41.2%
Home equity loans and lines	343	6.0	336	6.6	296	7.0	351	7.3	345	6.9

Commercial real estate	2,040	37.6	1,755	34.1	1,258	34.3	961	29.0	1,075	25.1
Construction and land	785	11.2	904	11.9	666	13.1	670	10.5	212	10.5
Multi-family	86	2.9	64	3.0	46	1.3	38	1.2	100	2.1
Commercial and industrial	683	10.7	922	12.4	746	11.0	738	11.4	327	10.3
Consumer	400	5.2	345	4.6	267	5.4	211	4.9	148	3.9

Total	$5,319	100.0%	$5,104	100.0%	$3,920	100.0%	$3,352	100.0%	$2,606	100.0%

Investment Securities

The Company invests in securities pursuant to our Investment Policy, which has been approved by our Board of Directors. The Investment Policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate or credit risk and to provide and maintain liquidity. The Asset-Liability Committee (“ALCO”), comprised of the Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Chief Operations Officer, Director of Financial Reporting and Treasurer, monitors investment activity and ensures that investments are consistent with the Investment Policy. The Board of Directors of the Company reviews investment activity monthly.

The investment securities portfolio increased by an aggregate of $199,000, or 0.1%, during 2012. Securities available for sale made up 99.0% of the investment securities portfolio as of December 31, 2012. The following table sets forth the amortized cost and market value of our investment securities portfolio as of the dates indicated.

	December 31,
	2012		2011		2010
(dollars in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Available for sale:
U.S. agency mortgage-backed	$99,137	$102,513	$113,692	$116,529	$83,514	$85,335
Non-U.S. agency mortgage-backed	12,426	12,668	14,833	13,679	21,305	20,451
Municipal bonds	16,843	17,585	11,598	12,221	—	—
U.S. government agency	23,944	24,490	12,521	12,831	6,094	6,176

Total available for sale	152,350	157,256	152,644	155,260	110,913	111,962

Held to maturity:
U.S. agency mortgage-backed	693	706	2,289	2,338	3,857	3,943
Municipal bonds	972	1,040	1,173	1,237	1,363	1,441
U.S. government agency	—	—	—	—	10,000	10,016

Total held to maturity	1,665	1,746	3,462	3,575	15,220	15,400

Total investment securities	$154,015	$159,002	$156,106	$158,835	$126,133	$127,362

The following table sets forth the fixed versus adjustable rate profile of the investment securities portfolio as of the dates indicated. All amounts are shown at amortized cost.

	December 31,
(dollars in thousands)	2012	2011	2010
Fixed rate:
Available for sale	$64,757	$55,633	$32,391
Held to maturity	1,665	3,462	5,220

Total fixed rate	66,422	59,095	37,611

Adjustable rate:
Available for sale	87,593	97,011	78,522
Held to maturity	—	—	10,000

Total adjustable rate	87,593	97,011	88,522

Total investment securities	$154,015	$156,106	$126,133

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities as of December 31, 2012. No tax-exempt yields have been adjusted to a tax-equivalent basis. All amounts are shown at amortized cost.

	Amounts as of December 31, 2012 which mature in:
(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Available for sale:
U.S. agency mortgage-backed	$5	$720	$10,329	$88,083	$99,137
Non-U.S. agency mortgage-backed	—	—	—	12,426	12,426
Municipal bonds	—	3,119	9,896	3,828	16,843
U.S. government agency	—	6,816	11,981	5,147	23,944

Total available for sale	5	10,655	32,206	109,484	152,350

Weighted average yield	6.91%	1.60%	1.70%	1.87%	1.81%

Held to maturity:
U.S. agency mortgage-backed	4	637	52	—	693
Municipal bonds	—	972	—	—	972

Total held to maturity	4	1,609	52	—	1,665

Weighted average yield	4.00%	3.23%	3.10%	—%	3.23%

Total investment securities	$9	$12,264	$32,258	$109,484	$154,015

The following table summarizes activity in the Company’s investment securities portfolio during 2012.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2011	$155,260	$3,462
Purchases	46,347	—
Sales	(14,802)	—
Principal maturities, prepayments and calls	(32,380)	(1,796)
Amortization of premiums and accretion of discounts	541	(1)
Increase in market value	2,290	—

Balance, December 31, 2012	$157,256	$1,665

As of December 31, 2012, the Company had a net unrealized gain on its available for sale investment securities portfolio of $4.9 million, compared to $2.6 million as of December 31, 2011. During 2012, the Company sold an aggregate of $14.8 million of mortgage-backed securities at gains totaling $222,000.

The Company maintains a portfolio of non-agency mortgage-backed securities, which had an amortized cost of $12.4 million and $14.8 million as of December 31, 2012 and 2011, respectively. The portfolio consists of 14 securities with a net unrealized gain of $242,000 and net unrealized loss of $1.2 million as of December 31, 2012 and 2011, respectively.

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

Total deposits were $771.4 million as of December 31, 2012, an increase of $40.7 million, or 5.6%, compared to $730.7 million as of December 31, 2011.

The Company experienced strong core deposit (i.e., checking, savings, money market and accounts) growth during 2012. Core deposits totaled $518.5 million as of December 31, 2012, an increase of $72.5 million, or 16.3%, compared to December 31, 2011. The following table sets forth the composition of the Company’s deposits as of the dates indicated.

	December 31,		Increase/(Decrease)
(dollars in thousands)	2012	2011	Amount	Percent

Demand deposit	$152,462	$127,828	$24,634	19.3%
Savings	51,515	43,671	7,844	18.0
Money market	191,191	180,790	10,401	5.8
NOW	123,294	93,679	29,615	31.6
Certificates of deposit	252,967	284,766	(31,799)	(11.2)

Total deposits	$771,429	$730,734	$40,695	5.6%

The following table shows the average balance and average rate paid for each type of deposit for the periods indicated.

	For the Years Ended December 31,
(dollars in thousands)	2012			2011			2010
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Savings, checking and money market	$340,586	$1,277	0.37%	$272,513	$1,372	0.50%	$196,561	$1,278	0.65%
Certificates of deposit	271,717	2,951	1.09	239,583	3,254	1.36	239,872	4,038	1.68

Total interest - bearing deposits	$612,303	$4,228	0.69%	$512,096	$4,626	0.90%	$436,433	$5,316	1.22%

Certificates of deposit $100,000 and over decreased $10.7 million, or 8.2%, from $130.4 million as of December 31, 2011 to $119.8 million as of December 31, 2012. The following table details the remaining maturity of large-denomination certificates of deposit of $100,000 and over.

	December 31,
(dollars in thousands)	2012	2011	2010
3 months or less	$17,045	$28,366	$21,764
3 - 6 months	26,812	20,236	17,690
6 - 12 months	42,649	33,410	24,457
12 - 36 months	22,347	38,254	24,574
More than 36 months	10,913	10,151	3,685

Total certificates of deposit greater than $100,000	$119,766	$130,417	$92,170

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

Short-term FHLB advances totaled $10.0 million as of December 31, 2012, a decrease of $42.6 million, or 81.0%, compared to $52.6 million as of December 31, 2011.

Long-term FHLB advances totaled $36.3 million as of December 31, 2012, a decrease of $4.7 million, or 11.5%, compared to December 31, 2011.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. As of December 31, 2012, shareholders’ equity totaled $141.6 million, an increase of $7.3 million, or 5.4%, compared to $134.3 million as of December 31, 2011. The increase was primarily the result of a $9.2 million increase in retained earnings, a $1.5 million increase in other comprehensive income and an aggregate $2.4 million increase in unearned common stock held by the employee stock ownership plan (“ESOP”) and 2009 Recognition and Retention Plan (“RRP”) as a result of shares vesting in the plans, which was partially offset by treasury stock purchases of $5.8 million in 2012.

RESULTS OF OPERATIONS

The Company earned net income of $9.2 million in 2012, an increase of $4.1 million compared to the $5.1 million earned in 2011 and an increase of $4.5 million compared to the $4.7 million reported in 2010. Diluted earnings per share were $1.28, $0.71 and $0.62 in 2012, 2011 and 2010, respectively.

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

Net interest income totaled $41.2 million in 2012, an increase of $8.0 million, or 24.1%, compared to the $33.2 million earned in 2011. This growth was due to a $7.7 million, or 20.0%, increase in interest income resulting primarily from the full year impact of GSFC’s earning assets (the Company acquired GSFC in July 2011) and an increase in the yield earned on Covered Loans. In accordance with ASC 310, Receivables, the Company evaluates the expected cash flows of acquired loans throughout the year. As a result of improved cash flow expectations related to Covered Loans, the Company adjusted the accretable yield recognized on Covered Loans during the third quarter of 2012. Interest expense decreased $303,000, or 5.8%, over the same period as the average rate paid on deposit accounts declined 21 basis points year over year. The decrease was primarily due to lower rates paid on interest-bearing liabilities as the result of reduced market rates and improved mix of interest-bearing liabilities.

In 2011, net interest income increased $5.4 million, or 19.6%, compared to the $27.8 million earned in 2010. This increase was due to a $4.8 million, or 14.2%, increase in interest income and a $664,000, or 11.3%, decrease in interest expense. The improvement in net interest income in 2011 compared to 2010 was primarily due to an increase in our average loan portfolio, primarily as a result of the GSFC acquisition, as well as organic loan and core deposit growth.

The Company’s net interest spread was 4.64%, 4.45% and 4.31% for the years ended December 31, 2012, 2011 and 2010, respectively. The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.79%, 4.63% and 4.62% during the years ended December 31, 2012, 2011 and 2010, respectively.

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

	For the Years Ended December 31,
(dollars in thousands)	2012			2011			2010
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans receivable (1)	$674,830	$42,798	6.34%	$539,956	$34,605	6.41%	$447,606	$28,557	6.38%
Investment securities	151,790	3,169	2.09	153,175	3,686	2.41	129,523	4,970	3.84
Other interest-earning assets	33,523	155	0.46	25,072	144	0.58	23,926	132	0.55

Total earning assets	860,143	46,122	5.36	718,203	38,435	5.35	601,055	33,659	5.60

Noninterest-earning assets	108,081			105,154			84,036

Total assets	$968,224			$823,357			$685,091

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$340,586	$1,277	0.37%	$272,513	$1,372	0.50%	$196,561	$1,278	0.65%
Certificates of deposit	271,717	2,951	1.09	239,583	3,254	1.36	239,872	4,038	1.68

Total interest-bearing deposits	612,303	4,228	0.69	512,096	4,626	0.90	436,433	5,316	1.22
FHLB advances	65,983	686	1.04	66,264	591	0.89	20,587	565	2.75

Total interest-bearing liabilities	678,286	4,914	0.72	578,360	5,217	0.90	457,020	5,881	1.29

Noninterest-bearing liabilities	150,665			113,194			94,880

Total liabilities	828,951			691,554			551,900
Shareholders’ equity	139,273			131,803			133,191

Total liabilities and shareholders’ equity	$968,224			$823,357			$685,091

Net interest-earning assets	$181,857			$139,843			$144,035

Net interest income; net interest spread		$41,208	4.64%		$33,218	4.45%		$27,778	4.31%

Net interest margin			4.79%			4.63%			4.62%

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

	2012 Compared to 2011			2011 Compared to 2010
	Change Attributable To			Change Attributable To
(dollars in thousands)	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
Interest income:
Loans receivable	$(326)	$8,519	$8,193	$143	$5,905	$6,048
Investment securities	(520)	3	(517)	(2,022)	738	(1,284)
Other interest-earning assets	(33)	44	11	6	6	12

Total interest income	(879)	8,566	7,687	(1,873)	6,649	4,776

Interest expense:
Savings, checking and money market accounts	(445)	350	(95)	(344)	438	94
Certificates of deposit	(696)	393	(303)	(780)	(4)	(784)
FHLB advances	(114)	209	95	(307)	333	26

Total interest expense	(1,255)	952	(303)	(1,431)	767	(664)

Increase (decrease) in net interest income	$376	$7,614	$7,990	$(442)	$5,882	$5,440

Interest income includes interest income earned on earning assets as well as applicable loan fees earned. Interest income that would have been earned on nonaccrual loans had they been on accrual status is not included in the data reported above.

Provision for Loan Losses – We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. This policy is significantly affected by our judgment and uncertainties. There is likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions. Our activity in the provision for loan losses, which are charges or recoveries to operating results, is undertaken in order to maintain a level of total allowance for loan losses that management believes covers all known and inherent losses that are both probable and reasonably estimable as of each reporting date. Our evaluation process typically includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, general economic conditions and industry experience. The OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. The OCC may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. As part of the risk management program, independent reviews are performed on the loan portfolio, which supplement management’s assessment of the loan portfolio and the allowance for loan losses. The results of independent reviews are reported to the Audit Committee of the Board of Directors.

For the year ended December 31, 2012, the Company recorded a provision for loan losses of $2.4 million, compared to provisions of $1.5 million and $865,000 for 2011 and 2010, respectively. The higher level of provision for loan losses recorded during 2012 resulted primarily from a $1.7 million partial charge-off on a $5.4 million commercial real estate loan which was transferred into repossessed assets, modest downgrades of certain other loans in the Company’s organic loan portfolio and decreased cash flow expectations in the acquired GSFC one- to four-family first mortgage loan portfolio.

Net charge-offs were $2.2 million for 2012, compared to $276,000 and $297,000 for 2011 and 2010, respectively. The elevated level of charge-offs during 2012 resulted primarily from a $1.7 million partial charge-off on a $5.4 million commercial real estate loan. At December 31, 2012, the Company’s ratio of allowance for loan losses to total loans was 0.79%, compared to 0.77% at December 31, 2011. Excluding acquired loans, the ratio of allowance for loan losses to total organic loans was 1.01% at December 31, 2012, compared to 1.14% at December 31, 2011.

Noninterest Income – The following table illustrates the primary components of noninterest income for the years indicated.

(dollars in thousands)	2012	2011	Percent Increase (Decrease)	2010	Percent Increase (Decrease)
Noninterest income:
Service fees and charges	$2,184	$2,161	1.1%	$2,013	7.3%
Bank card fees	1,796	1,738	3.4	1,419	22.5
Gain on sale of loans, net	1,964	910	115.7	716	27.1
Income from bank-owned life insurance	515	579	(10.9)	632	(8.4)
Other-than-temporary impairment of securities	—	—	—	(1,229)	100.0
Gain (loss) on sale of securities, net	222	(171)	229.9	59	(390.9)
Accretion of FDIC loss sharing receivable	581	851	(31.7)	738	15.3
Settlement of litigation	—	525	(100.0)	—	—
Other income	190	188	0.8	144	31.0

Total noninterest income	$7,452	$6,781	9.9%	$4,492	51.0%

2012 compared to 2011

Noninterest income for 2012 totaled $7.5 million, an increase of $671,000, or 9.9%, compared to 2011. The increase was primarily the result of an increase of $1.1 million in gains on the sale of mortgage loans due to favorable refinance rates and a $393,000 difference in gains/losses on the sale of securities, which was partially offset by the absence of a $525,000 payment received in settlement of a lawsuit during 2011 and a decrease of $270,000 in the accretion of the FDIC loss sharing receivable, which represents the indemnification asset related to the Statewide loss sharing agreements.

Accretion of the discount on the FDIC indemnification asset totaled $581,000, $851,000 and $738,000 for the years ended December 31, 2012, 2011 and 2010, respectively. It may increase or decrease from period to period due to changes in expected cash flows from the Covered Loans.

The FDIC indemnification asset was recorded at the time of the Statewide acquisition at its estimated fair value of $34.4 million, representing the present value of estimated future cash payments from the FDIC for probable losses on Covered Assets. If projected cash flows from the Covered Loans increase, the yield on the loans will increase accordingly and the discount rate of accretion on the FDIC indemnification asset will decrease as less cash flow is expected to be recovered from the indemnification asset.

The decrease in total accretion for the year ended December 31, 2012 as compared to the year ended December 31, 2011 related both to the decrease in the average discount rate and to the decrease in the average balance of the indemnification asset. The average balance of the indemnification asset decreased primarily as a result of the submission of claims and receipt of cash from the FDIC under the terms of the loss sharing agreements. We expect the amount of accretion to continue to decline in future periods because our projected cash flows from Covered Loans have continued to increase, and as a result we expect to collect less cash flow from the indemnification asset. Additionally, as we continue to submit claims under the loss sharing agreements, the remaining balance of the indemnification asset will continue to decline.

A roll forward of the FDIC indemnification asset from March 12, 2010 to December 31, 2012 follows:

(dollars in thousands)	2012	2011	2010
Balance, beginning of period(1)	$24,222	$32,012	$34,422
Accretion	581	851	738
Reduction for claims filed	(3,135)	(4,108)	(3,148)
Change in estimated cash flow assumptions	(6,122)	(4,533)	—

Balance, end of period	$15,546	$24,222	$32,012

(1)	For 2010, reflects the balance at March 12, 2010, the date of acquisition.

2011 compared to 2010

Noninterest income totaled $6.8 million in 2011, an increase of $2.3 million, or 51.0%, compared to 2010. The increase was primarily the result of the absence of OTTI charges of $1.2 million incurred in 2010 and a $525,000 payment received in settlement of a lawsuit during the second quarter of 2011. Additionally, service fees and charges, bank card fees and gains on the sale of mortgage loans increased as a result of the GSFC acquisition and organic customer growth. Accretion of the FDIC loss sharing receivable increased to $851,000 in 2011, compared to $738,000 in 2010, primarily reflecting a full year of accretion of the receivable.

Noninterest Expense – The following table illustrates the primary components of noninterest expense for the years indicated.

(dollars in thousands)	2012	2011	Percent Increase (Decrease)	2010	Percent Increase (Decrease)
Noninterest expense:
Compensation and benefits	$19,688	$17,821	10.5%	$14,504	22.9%
Occupancy	2,809	2,634	6.7	2,218	18.7
Marketing and advertising	744	980	(24.1)	827	18.6
Data processing and communication	2,801	3,142	(10.8)	2,142	46.7
Professional services	890	1,378	(35.4)	1,084	27.1
Forms, printing and supplies	478	542	(11.8)	513	5.7
Franchise and shares tax	614	676	(9.2)	401	68.7
Regulatory fees	854	858	(0.5)	621	38.3
Foreclosed assets, net	1,051	472	122.9	241	95.2
Other expenses	2,525	2,280	10.8	1,822	25.1

Total noninterest expense	$32,454	$30,783	5.4%	$24,373	26.3%

2012 compared to 2011

Noninterest expense for 2012 totaled $32.5 million, an increase of $1.7 million, or 5.4%, from 2011. Noninterest expense for 2011 includes merger-related expenses of $2.1 million related to the acquisition of GSFC in July 2011. Excluding merger-related expenses, noninterest expense increased $3.7 million, or 13.0%, from 2011. The increase in noninterest expense was primarily the result of the addition of GSFC employees, its operations and facilities and higher costs associated with foreclosed assets.

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

Income Taxes – For the years ended December 31, 2012, 2011 and 2010, the Company incurred income tax expense of $4.6 million, $2.6 million and $2.3 million, respectively. The Company’s effective tax rate amounted to 33.4%, 34.0% and 33.3% during 2012, 2011 and 2010, respectively. The difference between the effective tax rate and the statutory tax rate primarily related to variances in items that are non-taxable or non-deductible, primarily the effect of tax-exempt income and various tax credits taken.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. As of December 31, 2012, our cash and cash equivalents totaled $39.5 million. In addition, as of such date, our available for sale investment securities totaled $157.3 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. As of December 31, 2012, we had certificates of deposit maturing within the next 12 months totaling $180.5 million. Based upon historical experience, we anticipate that the majority of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years, we have utilized borrowings as a cost efficient addition to deposits as a source of funds. Our borrowings consist of advances from the FHLB, of which we are a member. Under terms of the collateral agreement with the FHLB, we may pledge residential mortgage loans and mortgage-backed securities as well as our stock in the FHLB as collateral for such advances. For the year ended December 31, 2012, the average balance of our outstanding FHLB advances was $66.0 million. As of December 31, 2012, we had $46.3 million in outstanding FHLB advances and $320.9 million in additional FHLB advances available to us.

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

Our interest rate sensitivity is also monitored by management through the use of models which generate estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rate as of December 31, 2012.

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

The principal objective of our interest rate risk management function is to evaluate the interest rate risk embedded in certain balance sheet accounts, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements, performance objectives and interest rate environment and manage the risk consistent with approved guidelines. We seek to manage our exposure to risks from changes in interest rates while at the same time trying to improve our net interest spread. We monitor interest rate risk as such risk relates to our operating strategies. We have established an Asset/Liability Committee (“ALCO”), which is comprised of our Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Chief Operations Officer, Director of Financial Reporting and Treasurer. The ALCO is responsible for reviewing our asset/liability and investment policies and interest rate risk position. The ALCO meets at least monthly. The extent of the movement of interest rates is an uncertainty that could have a negative impact on future earnings.

In recent years, we primarily have utilized the following strategies in our efforts to manage interest rate risk:

•	we have increased our originations of shorter term loans, particularly commercial real estate and commercial and industrial loans;

•	we generally sell our conforming long-term (30-year) fixed-rate single-family residential mortgage loans into the secondary market; and

•

we have invested in securities, consisting primarily of mortgage-backed securities and collateral mortgage obligations, with relatively short average lives, generally three to five years, and we maintain adequate amounts of liquid assets.

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

	Contract Amount
(dollars in thousands)	2012	2011
Standby letters of credit	$2,907	$1,626
Available portion of lines of credit	59,124	60,675
Undisbursed portion of loans in process	47,678	37,840
Commitments to originate loans	77,857	53,711

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to be drawn upon, the total commitment amounts generally represent future cash requirements.

Unfunded commitments under commercial lines-of-credit and revolving credit lines are commitments for possible future extensions of credit to existing customers. These lines-of-credit usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

The Company is subject to certain claims and litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the financial position or results of operations of the Company.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and the undisbursed portion of construction loans as of December 31, 2012.

(dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Unused commercial lines of credit	$34,128	$1,159	$45	$126	$35,458
Unused personal lines of credit	4,433	11,778	1,628	5,827	23,666
Undisbursed portion of loans in process	47,678	—	—	—	47,678
Commitments to originate loans	77,857	—	—	—	77,857
Standby letters of credit	2,900	7	—	—	2,907

Total	$166,996	$12,944	$1,673	$5,953	$187,566

The Company has utilized leasing arrangements to support the ongoing activities of the Company. The required payments under such commitments and other contractual cash commitments as of December 31, 2012 are shown in the following table.

(dollars in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Operating leases	$120	$120	$—	$—	$—	$—	$240
Certificates of deposit	180,493	38,056	13,175	4,325	3,322	13,596	252,967
Long-term FHLB advances	13,290	10,578	2,389	—	10,000	—	36,257

Total	$193,903	$48,754	$15,564	$4,325	$13,322	$13,596	$289,464

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements, accompanying notes and related financial data of the Company presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations. Most of our assets and liabilities are monetary in nature; therefore, the impact of interest rates has a greater impact on its performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Home Bancorp, Inc.

Lafayette, Louisiana

We have audited the accompanying consolidated statement of financial condition of Home Bancorp, Inc. and subsidiary (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home Bancorp, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Home Bancorp, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Porter Keadle Moore, LLC

Atlanta, Georgia

March 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Home Bancorp, Inc.

Lafayette, Louisiana

We have audited Home Bancorp, Inc. and subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Home Bancorp, Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Home Bancorp, Inc. and subsidiary as of December 31, 2012 and 2011, and the related statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 15, 2013, expressed an unqualified opinion.

/s/ Porter Keadle Moore, LLC

Atlanta, Georgia

March 15, 2013

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$39,539,366	$31,769,438
Interest-bearing deposits in banks	3,529,000	5,583,000
Investment securities available for sale, at fair value	157,255,828	155,259,978
Investment securities held to maturity (fair values of $1,746,375 and $3,574,684, respectively)	1,665,184	3,461,717
Mortgage loans held for sale	5,627,104	1,672,597
Loans covered by loss sharing agreements	45,764,397	61,070,360
Noncovered loans, net of unearned income	627,363,937	605,301,127

Total loans, net of unearned income	673,128,334	666,371,487
Allowance for loan losses	(5,319,235)	(5,104,363)

Total loans, net of unearned income and allowance for loan losses	667,809,099	661,267,124

Office properties and equipment, net	30,777,184	31,763,692
Cash surrender value of bank-owned life insurance	17,286,434	16,771,174
FDIC loss sharing receivable	15,545,893	24,222,190
Accrued interest receivable and other assets	23,891,172	32,018,228

Total Assets	$962,926,264	$963,789,138

Liabilities
Deposits:
Noninterest-bearing	$152,461,606	$127,827,509
Interest-bearing	618,967,729	602,906,246

Total deposits	771,429,335	730,733,755
Short-term Federal Home Loan Bank advances	10,000,000	52,634,218
Long-term Federal Home Loan Bank advances	36,256,805	40,988,736
Accrued interest payable and other liabilities	3,666,264	5,147,594

Total Liabilities	821,352,404	829,504,303

Shareholders’ Equity
Preferred stock, $0.01 par value -10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,950,495 and 8,933,435 shares issued; 7,439,127 and 7,759,954 shares outstanding, respectively	89,506	89,335
Additional paid-in capital	90,986,820	89,741,406
Treasury stock at cost - 1,511,368 and 1,173,481 shares, respectively	(21,719,954)	(15,892,315)
Unallocated common stock held by:		—
Employee Stock Ownership Plan (ESOP)	(5,623,910)	(5,980,990)
Recognition and Retention Plan (RRP)	(1,831,759)	(2,644,523)
Retained earnings	76,435,222	67,245,351
Accumulated other comprehensive income	3,237,935	1,726,571

Total Shareholders’ Equity	141,573,860	134,284,835

Total Liabilities and Shareholders’ Equity	$962,926,264	$963,789,138

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2012	2011	2010
Interest Income
Loans, including fees	$42,797,878	$34,604,712	$28,556,905
Investment securities	3,169,429	3,686,134	4,969,876
Other investments and deposits	154,820	144,346	132,121

Total interest income	46,122,127	38,435,192	33,658,902

Interest Expense
Deposits	4,227,495	4,626,198	5,316,147
Short-term Federal Home Loan Bank advances	39,592	47,163	7,382
Long-term Federal Home Loan Bank advances	646,782	543,809	557,629

Total interest expense	4,913,869	5,217,170	5,881,158

Net interest income	41,208,258	33,218,022	27,777,744
Provision for loan losses	2,411,214	1,460,427	864,659

Net interest income after provision for loan losses	38,797,044	31,757,595	26,913,085

Noninterest Income
Service fees and charges	2,184,246	2,160,706	2,013,358
Bank card fees	1,795,960	1,737,554	1,418,620
Gain on sale of loans, net	1,963,365	910,165	716,252
Income from bank-owned life insurance	515,260	578,529	631,702
Other-than-temporary impairment of securities	—	—	(1,229,037)
Gain (loss) on sale of securities, net	221,781	(170,788)	58,704
Accretion of FDIC loss sharing receivable	580,980	851,080	738,431
Settlement of litigation	—	525,000	—
Other income	190,290	188,749	144,045

Total noninterest income	7,451,882	6,780,995	4,492,075

Noninterest Expense
Compensation and benefits	19,687,444	17,821,501	14,505,004
Occupancy	2,809,039	2,633,558	2,217,788
Marketing and advertising	743,814	980,557	826,616
Data processing and communication	2,801,124	3,141,776	2,141,975
Professional services	890,205	1,378,504	1,084,170
Forms, printing and supplies	477,924	542,079	512,777
Franchise and shares tax	613,733	675,801	400,589
Regulatory fees	854,041	857,990	620,526
Foreclosed assets, net	1,051,397	471,637	241,593
Other expenses	2,525,404	2,279,995	1,822,108

Total noninterest expense	32,454,125	30,783,398	24,373,146

Income before income tax expense	13,794,801	7,755,192	7,032,014
Income tax expense	4,604,930	2,635,411	2,343,890

Net Income	$9,189,871	$5,119,781	$4,688,124

Earnings per share:
Basic	$1.33	$0.72	$0.62

Diluted	$1.28	$0.71	$0.62

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2012	2011	2010

Net Income	$9,189,871	$5,119,781	$4,688,124

Other Comprehensive Income
Unrealized gains on investment securities	$2,511,726	$1,395,951	$12,220

Reclassification adjustment for (gains) losses included in net income	(221,781)	170,788	1,170,333
Tax effect	(778,581)	(532,691)	(402,068)

Other comprehensive income, net of taxes	$1,511,364	$1,034,048	$780,485

Comprehensive Income	$10,701,235	$6,153,829	$5,468,609

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2009	$89,270	$88,072,884	$(1,848,862)	$(6,695,150)	$(4,218,320)	$57,437,446	$(87,962)	$132,749,306

Net income						4,688,124		4,688,124
Other comprehensive income							780,485	780,485
Treasury stock acquired at cost, 643,973 shares			(8,576,863)					(8,576,863)
RRP shares released for allocation		(730,874)			785,834			54,960
ESOP shares released for allocation		116,595		357,080				473,675
Share-based compensation cost		1,360,257						1,360,257

Balance, December 31, 2010	$89,270	$88,818,862	$(10,425,725)	$(6,338,070)	$(3,432,486)	$62,125,570	$692,523	$131,529,944

Net income						5,119,781		5,119,781
Other comprehensive income							1,034,048	1,034,048
Treasury stock acquired at cost, 377,608 shares			(5,466,590)					(5,466,590)
Exercise of stock options	65	75,045						75,110
RRP shares released for allocation		(711,562)			787,963			76,401
ESOP shares released for allocation		162,558		357,080				519,638
Share-based compensation cost		1,396,503						1,396,503

Balance, December 31, 2011	$89,335	$89,741,406	$(15,892,315)	$(5,980,990)	$(2,644,523)	$67,245,351	$1,726,571	$134,284,835

Net income						9,189,871		9,189,871
Other comprehensive income							1,511,364	1,511,364
Treasury stock acquired at cost, 337,887 shares			(5,827,639)					(5,827,639)
Exercise of stock options	171	206,355						206,526
RRP shares released for allocation		(680,600)			812,764			132,164
ESOP shares released for allocation		254,951		357,080				612,031
Share-based compensation cost		1,464,708						1,464,708

Balance, December 31, 2012	$89,506	$90,986,820	$(21,719,954)	$(5,623,910)	$(1,831,759)	$76,435,222	$3,237,935	$141,573,860

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities, net of effects of acquisition:
Net income	$9,189,871	$5,119,781	$4,688,124
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,411,214	1,460,427	864,659
Depreciation	1,452,244	1,299,370	1,098,506
Amortization of purchase accounting valuations and intangibles	(470,654)	8,714,974	(4,567,580)
Net amortization of mortgage servicing asset	195,337	128,692	45,067
Federal Home Loan Bank stock dividends	(16,400)	(11,000)	(8,600)
Net amortization of discount on investments	(540,201)	(805,632)	(1,474,136)
(Gain) loss on sale of investment securities, net	(221,781)	170,788	(58,704)
Impairment of investment securities	—	—	1,229,037
Gain on loans sold, net	(1,963,365)	(910,165)	(716,252)
Proceeds, including principal payments, from loans held for sale	80,132,706	33,096,508	81,608,067
Originations of loans held for sale	(82,385,735)	(32,797,756)	(81,589,832)
Non-cash compensation	2,076,739	1,916,141	1,833,932
Deferred income tax (benefit) expense	324,101	1,647,022	(616,960)
(Increase) decrease in interest receivable and other assets	1,394,971	(2,700,366)	(539,861)
Increase in cash surrender value of bank-owned life insurance	(515,260)	(578,529)	(930,000)
(Increase) decrease in accrued interest payable and other liabilities	(1,430,418)	130,561	(945,939)

Net cash provided by (used in) operating activities	9,633,369	15,880,816	(80,472)

Cash flows from investing activities, net of effects of acquisition:
Purchases of securities available for sale	(46,347,519)	(60,580,507)	(42,808,128)
Purchases of securities held to maturity	—	(3,000,000)	(15,000,000)
Proceeds from maturities, prepayments and calls on securities available for sale	32,380,277	61,353,840	39,645,376
Proceeds from maturities, prepayments and calls on securities held to maturity	1,795,877	14,757,281	12,875,733
Proceeds from sales on securities available for sale	15,023,975	4,612,356	24,282,947
(Increase) decrease in loans, net	(8,022,909)	(51,704,628)	5,980,402
Reimbursement from FDIC for covered assets	3,135,373	4,108,337	3,147,688
(Increase) decrease in certificates of deposit in other institutions	2,054,000	2,284,000	(4,338,000)
Proceeds from sale of repossessed assets	6,988,434	2,286,722	1,740,912
Purchases of office properties and equipment	(1,451,819)	(1,183,278)	(8,278,431)
Proceeds from sale of properties and equipment	1,048,771	—	—
Net cash received (disbursed) in business combinations	—	(17,154,724)	46,892,158
Purchases of Federal Home Loan Bank stock	(66,500)	(2,668,900)	(871,500)
Proceeds from redemption of Federal Home Loan Bank stock	3,010,400	373,200	3,356,300

Net cash provided by (used in) investing activities	9,548,360	(46,516,301)	66,625,457

Cash flows from financing activities, net of effects of acquisition:
Increase (decrease) in deposits	41,134,716	(15,396,207)	(26,128,685)
Increase (decrease) in Federal Home Loan Bank advances	(46,925,404)	46,221,972	(20,578,396)
Proceeds from exercise of stock options	206,526	75,110	—
Purchase of treasury stock	(5,827,639)	(5,466,590)	(8,576,863)

Net cash provided by (used in) financing activities	(11,411,801)	25,434,285	(55,283,944)

Net change in cash and cash equivalents	7,769,928	(5,201,200)	11,261,041
Cash and cash equivalents at beginning of year	31,769,438	36,970,638	25,709,597

Cash and cash equivalents at end of year	$39,539,366	$31,769,438	$36,970,638

Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$5,794,525	$5,169,506	$5,875,911
Income taxes paid	5,450,000	1,428,034	3,495,316

Noncash investing and financing activities:
Transfer of loans to repossessed assets	$6,829,932	$6,701,569	$5,517,120

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

Home Bank is a federally chartered stock savings bank. The Bank was officially chartered in 1908 as a Louisiana state chartered savings association. The Bank converted to a federal mutual savings bank charter in 1993. In 2010, the Bank expanded into the Northshore (of Lake Ponchartrain) through a Federal Deposit Insurance Corporation (“FDIC”) assisted acquisition of certain assets and liabilities of the former Statewide Bank (“Statewide”). In July 2011, the Bank expanded into the Greater New Orleans region through its acquisition of GS Financial Corporation (“GSFC”), the former holding company of Guaranty Savings Bank (“Guaranty”). The Bank currently conducts business from 22 banking offices in the Greater Lafayette, Northshore, Baton Rouge and Greater New Orleans regions of south Louisiana.

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

The Bank is regulated by the Office of the Comptroller of the Currency (“OCC”) and its deposits are insured to the maximum amount permissible under federal law by the FDIC. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was passed by Congress. The act, among other things, imposed new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies, including the Bank and the Company. Under the new law, the Company’s and the Bank’s former primary regulator, the Office of Thrift Supervision (“OTS”), was eliminated and existing federal thrifts are now subject to regulation and supervision by the OCC, which also currently supervises and regulates all national banks. Savings and loan holding companies are now regulated by the Federal Reserve Board (“FRB”), which has the authority to promulgate new regulations governing the Company that will impose additional capital requirements and may result in additional restrictions on investments and other holding company activities. The law also created a new Consumer Financial Protection Bureau (“CFPB”) that has the authority to promulgate rules intended to protect consumers in the financial products and services market. The creation of this independent bureau is expected to result in new regulatory requirements which would raise the cost of regulatory compliance. The federal preemption of state laws currently accorded federally chartered financial institutions has been reduced. In addition, regulations mandated by the new law could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices which may have a material impact on our operations. Because many of the regulations under the new law have not been promulgated, we cannot determine the full impact on our business and operations at this time.

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

The Bank is required to maintain cash reserves with the FRB. The requirement is dependent upon the Bank’s cash on hand or noninterest-bearing balances. The reserve requirements as of December 31, 2012 and 2011 were $16,466,000 and $9,993,000, respectively, and the Bank was in compliance with such requirements at such dates.

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

Investment securities that are acquired with the intention of being resold in the near term are classified as trading securities under ASC 320 and are carried at fair value, with unrealized holding gains and losses recognized in current earnings. The Company did not hold any securities for trading purposes at, or during the years ended, December 31, 2012 or 2011.

Securities not meeting the criteria of either trading securities or held to maturity are classified as available for sale and are carried at fair value. Unrealized holding gains and losses for these securities are recognized, net of related income tax effects in the Consolidated Statements of Comprehensive Income.

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

The Company reviews investment securities for other-than-temporary impairment quarterly. Impairment is considered to be other-than-temporary if it is likely that all amounts contractually due will not be received for debt securities and when there is no positive evidence indicating that an investment’s carrying amount is recoverable in the near term for equity securities. When a decline in the fair value of available for sale and held to maturity securities below cost is deemed to be credit related, a charge for other-than-temporary impairment is included in earnings as “Other-than-temporary impairment of securities”. The decline in fair value attributed to non-credit related factors is recognized in other comprehensive income and a new cost basis for the security is established. The new cost basis is not changed for subsequent recoveries in fair value. Increases and decreases between fair value and cost on available for sale securities are reflected in the Consolidated Statements of Comprehensive Income. In evaluating whether impairment is temporary or other-than-temporary, the Company considers, among other things, the time period the security has been in an unrealized loss position; the financial condition of the issuer and its industry; recommendations of investment advisors; economic forecasts; market or industry trends; changes in tax laws, regulations, or other governmental policies significantly affecting the issuer; any downgrades from rating agencies; and any reduction or elimination of dividends. The Company’s intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value is also considered.

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

For financial reporting purposes, the Company classifies a portion of its loan portfolio as “Mortgage loans held for sale.” Included in this category are loans which the Company has the current intent to sell and loans which are available to be sold in the event that the Company determines that loans should be sold to support the Company’s investment and liquidity objectives, as well as to support its overall asset and liability management strategies. Loans included in this category for which the Company has the current intention to sell are recorded at the lower of aggregate cost or fair value. As of December 31, 2012 and 2011, the Company had $5,627,000 and $1,673,000, respectively, in loans classified as “Mortgage loans held for sale.”

As of December 31, 2012 and 2011, the Company had $133,107,000 and $136,525,000, respectively, outstanding in loans sold to government agencies that it was servicing through a third party.

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

Because the FDIC will reimburse the Company for certain loans acquired from Statewide (“Covered Loans”) should the Company experience a loss, a FDIC loss sharing receivable was recorded at discounted fair value at the acquisition date. The receivable was recognized at the same time as the Covered Loans, and measured on the same basis, subject to collectability or contractual limitations. The loss sharing agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects credit risk and other uncertainties. The amount of the FDIC loss sharing receivable was $15,546,000 and $24,222,000 at December 31, 2012 and 2011, respectively. The balance of the loss share receivable decreased during 2012 because expected future cash flows from Covered Loans increased, and as a result, we expect to collect less from the FDIC on the indemnification asset. Also, the submission of claims and receipt of cash from the FDIC under the terms of the loss sharing agreements reduced the loss sharing receivable as well.

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

Repossessed Assets

Repossessed assets are recorded at the lesser of the balance of the loan or fair value less estimated selling costs at the date acquired or upon receiving new property valuations. Costs relating to the development and improvement of foreclosed property are capitalized, and costs relating to holding and maintaining the property are expensed. Write-downs from cost to fair value at the dates of foreclosure are charged against the allowance for loan losses. Valuations are performed periodically and a charge to operations is recorded if the carrying value of a property exceeds its fair value less selling costs. Generally, the Company appraises the property at the time of foreclosure and at least every 12 months following the foreclosure. Excluding Covered Assets, the Company had $3,771,000 and $2,868,000 of repossessed assets as of December 31, 2012 and 2011, respectively. Including Covered Assets, the Company had $6,454,000 and $8,964,000 of repossessed assets as of December 31, 2012 and 2011, respectively.

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

While the Federal Home Loan Banks have been negatively impacted by current economic conditions, the FHLB of Dallas remains in compliance with regulatory capital and liquidity requirements and continues to pay dividends on the stock and make redemptions at par value. With consideration given to these factors, management concluded that its FHLB stock was not impaired at December 31, 2012. As of December 31, 2012 and 2011, the Company had $2,273,000 and $5,200,000 of FHLB stock, respectively.

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

Intangible Assets

Intangible assets consist of goodwill, core deposit intangibles and mortgage servicing rights. These assets are recorded in other assets on the Consolidated Statements of Financial Condition. Goodwill totaled $856,000 and $914,000 at December 31, 2012 and 2011, respectively. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. Goodwill is not amortized but rather is evaluated for impairment at least annually. Core deposit intangibles totaled $1,385,000 and $1,762,000 at December 31, 2012 and 2011, respectively. Core deposit intangibles represent the estimated value related to customer deposit relationships assumed in the Company’s acquisitions. Core deposit intangibles are being amortized over nine or 10 years using an accelerated method. Mortgage servicing rights totaled $611,000 and $545,000 at December 31, 2012 and 2011, respectively. The rights represent servicing assets related to mortgage loans sold and serviced at fair value. Mortgage servicing rights are being amortized over a maximum of 10 years using an accelerated method.

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

The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2012, 2011, and 2010, the Company did not recognize any interest or penalties in its financial statements, nor has it recorded an accrued liability for interest or penalty payments.

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

Comprehensive Income

GAAP generally requires that recognized revenues, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheets, such items, along with net earnings, are components of comprehensive income. The tax effect for unrealized gains on investment securities was $853,987, $474,623 and $4,155 for the periods ending December 31, 2012, 2011 and 2010, respectively. The reclassification adjustment for (gains) losses included in net income had a tax effect of ($75,406), $58,068 and $397,913 for the periods ending December 31, 2012, 2011 and 2010. Comprehensive income is reflected in the Consolidated Statements of Comprehensive Income.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current period presentation.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement. ASU 2011-04 amends the fair value measurement and disclosure requirements in order to gain consistency between GAAP and the International Financial Reporting Standards. The guidance, which became effective on January 1, 2012, did not have a material impact on the Company’s results of operations, financial position or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income. ASU 2011-05 requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate consecutive statements. The revised financial statement presentation for comprehensive income became effective on January 1, 2012 and has been incorporated into this annual report on Form 10-K. The consolidated statements of comprehensive income are reflected as a separate statement on page 47.

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

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) Presentation of Comprehensive Income. Both ASU’s are effective for annual reporting periods beginning after December 15, 2011, and both were adopted by the Company as of January 1, 2012. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. ASU 2011-12 defers the changes in ASU 2011-05 that pertain to how, when and where reclassification adjustments are presented. The Company’s adoption of these standards did not have a material impact on the consolidated financial statements

In July 2012, the FASB issued ASU No. 2012-02, which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the revised guidance, companies testing an indefinite-lived intangible asset for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset (i.e., step 1 of the impairment test). If companies determine, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not less than the carrying amount, the two-step impairment test would be required. This update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of ASU 2012-02 is not to have a material impact on the Company’s results of operations, financial position or disclosures.

In October 2012, the FASB issued ASU No. 2012-06, Subsequent Accounting for an Indemnification Asset as a result of a Government-Assisted Acquisition of a Financial Institution. ASU 2012-06 requires the change in measurement of the indemnification asset would be accounted for on the same basis as the change in the indemnified item. Any amortization period for the changes in value would be limited to the shorter of the term of the indemnification agreement and the remaining life of the indemnified assets. The amendments are effective for fiscal years beginning on or after December 15, 2012 and interim periods within those fiscal years. The amendments will be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption. The Company is currently evaluating ASU 2012-06’s potential impact on the Company’s results of operations, financial position or disclosures.

3. Acquisition Activity

GS Financial Corp.

On July 15, 2011, the Company acquired GSFC, the former holding company of Guaranty Savings Bank (“Guaranty”) of Metairie, Louisiana. On the acquisition date, Home Bancorp Acquisition Corp., a newly created wholly owned subsidiary of the Company, was merged with and into GSFC, and immediately thereafter, GSFC was merged with and into the Company, with the Company as the surviving corporation, and Guaranty, the former subsidiary of GSFC, was merged with and into Home Bank, with Home Bank as the surviving institution. Shareholders of GSFC received $21.00 per share in cash, yielding an aggregate purchase price of $26,417,000. As a result of the acquisition, the four former Guaranty branches in the Greater New Orleans area were added to the Bank’s branch office network. Assets acquired from GSFC totaled $256,677,000, which included loans of $182,440,000, investment securities of $46,481,000 and cash of $9,262,000. The Bank also recorded a core deposit intangible asset of $859,000 and goodwill of $296,000 relating to the acquisition of GSFC, and assumed liabilities of $230,614,000, which included $193,518,000 in deposits and $34,707,000 in Federal Home Loan Bank (“FHLB”) advances.

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

The following table summarizes the accretable yield on the loans acquired from GSFC with deteriorated credit quality as of July 15, 2011 and the changes therein through December 31, 2012.

(dollars in thousands)	2012	2011
Balance, beginning of period	$(644)	$—
Acquisition accretable yield	—	(1,169)
Accretion	966	525
Net transfers from nonaccretable difference to accretable yield	(1,161)	—

Balance, end of period	$(839)	$(644)

As of December 31, 2012, the weighted average remaining contractual life of the loan portfolio acquired with deteriorated credit quality from GSFC was 8.8 years.

Statewide Bank

On March 12, 2010, the Bank acquired certain assets and liabilities of the former Statewide Bank (“Statewide”), a full-service community bank formerly headquartered in Covington, Louisiana, from the Federal Deposit Insurance Corporation (“FDIC”). As a result of the Statewide acquisition, the Bank’s branch office network was expanded to include six branches in the Northshore (of Lake Pontchartrain) region of Louisiana. Assets acquired in the Statewide transaction totaled $188,026,000, which included loans of $110,415,000, investment securities of $24,841,000 and cash of $11,569,000. In addition, the Bank recorded an FDIC loss sharing receivable, representing the portion of estimated losses covered by loss sharing agreements between the Bank and the FDIC, of $34,422,000. The loss sharing agreements between the Bank and the FDIC afford us significant protection against future losses in the loan portfolio (“Covered Loans”) and repossessed assets (collectively referred to as “Covered Assets”) acquired in the Statewide transaction. The Bank also recorded a core deposit intangible asset of $1,429,000 and goodwill of $560,000 relating to the Statewide acquisition, and assumed liabilities of $223,910,000, which included $206,925,000 in deposits and $16,824,000 in FHLB advances.

The following table summarizes the accretable yield on the Covered Loans as of March 12, 2010 and the changes therein through December 31, 2012.

(dollars in thousands)	2012	2011	2010
Balance, beginning of period	$(8,550)	$(5,505)	$—
Acquisition accretable yield	—	—	(11,110)
Accretion	4,613	5,170	5,605
Net transfers from nonaccretable difference to accretable yield	(36)	(8,215)	—

Balance, end of period	$(3,973)	$(8,550)	$(5,505)

As of December 31, 2012, the weighted average remaining contractual life of the Covered Loan portfolio was 3.0 years.

Over the life of the Covered Loans, the Company will continue to estimate cash flows expected to be collected on pools of loans sharing common risk characteristics. The Company will evaluate whether the present value of Covered Loans has decreased and if so, a provision for loan loss will be recognized. For any increases in cash flows expected to be collected, the Company will adjust the amount of accretable yield recognized on a prospective basis over the remaining life of the applicable loan or pool of loans. During the year ended December 31, 2012 there was an aggregate $36,000 increase in expected cash flows from the Covered Loans acquired from Statewide over the amounts originally estimated. Such amount was recorded as an increase in the accretable yield to be recognized in interest income in future periods and a decrease to the nonaccretable yield.

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

4. Investment Securities

Summary information regarding investment securities classified as available for sale and held to maturity as of December 31, 2012 and 2011 follows.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2012			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$99,137	$3,391	$14	$1	$102,513
Non-U.S. agency mortgage-backed	12,426	280	—	38	12,668
Municipal bonds	16,843	774	32	—	17,585
U.S. government agency	23,944	553	7	—	24,490

Total available for sale	$152,350	$4,998	$53	$39	$157,256

Held to maturity:
U.S. agency mortgage-backed	$693	$13	$—	$—	$706
Municipal bonds	972	68	—	—	1,040

Total held to maturity	$1,665	$81	$—	$—	$1,746

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2011			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$113,692	$2,879	$42	$—	$116,529
Non-U.S. agency mortgage-backed	14,833	37	766	425	13,679
Municipal bonds	11,598	623	—	—	12,221
U.S. government agency	12,521	310	—	—	12,831

Total available for sale	$152,644	$3,849	$808	$425	$155,260

Held to maturity:
U.S. agency mortgage-backed	$2,289	$49	$—	$—	$2,338
Municipal bonds	1,173	64	—	—	1,237

Total held to maturity	$3,462	$113	$—	$—	$3,575

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

During 2010, management’s assessment of its investment securities concluded the decline in the fair values of certain non-agency (or private-label) mortgage-back securities were other-than-temporary. During 2010, the Company recorded pre-tax impairment charges of $1,229,000 associated with the credit deterioration of those securities.

As of December 31, 2012, 16 debt securities had unrealized losses totaling 0.7% of the individual securities’ amortized cost basis and 0.1% of the Company’s total amortized cost basis of the investment securities portfolio. Five of the 16 securities had been in a continuous loss position for over 12 months at such date. The five securities had an aggregate amortized cost basis and unrealized loss of $2,653,000 and $39,000, respectively, at December 31, 2012. Management has the intent and ability to hold these debt securities until maturity, or until anticipated recovery, no declines in these five securities were deemed to be other-than-temporary.

As of December 31, 2011, 17 debt securities had unrealized losses totaling 5.4% of the individual securities’ amortized cost basis and 0.8% of the Company’s total amortized cost basis of the investment securities portfolio. The unrealized losses at such date for the 17 securities primarily related to elevated delinquencies and defaults in the mortgage loans underlying certain non-agency mortgage-backed securities. Four of the 17 securities had been in a continuous loss position for over 12 months at such date. The four securities had an aggregate amortized cost basis and unrealized loss of $3,119,000 and $425,000, respectively, at December 31, 2011. As management has the intent and ability to hold these debt securities until maturity, or until anticipated recovery if classified as available for sale, no declines in these four securities were deemed to be other-than-temporary.

The amortized cost and estimated fair value by maturity of investment securities as of December 31, 2012 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security, may differ from its contractual maturity because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$5	$768	$10,486	$91,254	$102,513
Non-U.S. agency mortgage-backed	—	—	—	12,668	12,668
Municipal bonds	—	3,204	10,346	4,035	17,585
U.S. government agency	—	6,976	12,128	5,386	24,490

Total securities available for sale	$5	$10,948	$32,960	$113,343	$157,256

Securities held to maturity:
U.S. agency mortgage-backed	$4	$650	$52	$—	$706
Municipal bonds	—	1,040	—	—	1,040

Total securities held to maturity	$4	$1,690	$52	$—	$1,746

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$5	$720	$10,329	$88,083	$99,137
Non-U.S. agency mortgage-backed	—	—	—	12,426	12,426
Municipal bonds	—	3,119	9,896	3,828	16,843
U.S. government agency	—	6,816	11,981	5,147	23,944

Total securities available for sale	$5	$10,655	$32,206	$109,484	$152,350

Securities held to maturity:
U.S. agency mortgage-backed	$4	$637	$52	$—	$693
Municipal bonds	—	972	—	—	972

Total securities held to maturity	$4	$1,609	$52	$—	$1,665

For the year ended December 31, 2012, the Company recorded gross gains of $230,000 and gross losses of $8,000 related to the sale of investment securities. For the year ended December 31, 2011, the Company recorded gross gains of $238,000 and gross losses of $409,000 related to the sale of investment securities.

As of December 31, 2012 and 2011, the Company had accrued interest receivable for investment securities of $565,000 and $495,000, respectively.

As of December 31, 2012 and 2011, the Company had $41,462,000 and $20,912,000, respectively, of securities pledged to secure public deposits.

5. Loans

Loans, including Covered Loans and net of unearned income, consisted of the following as of December 31 of the years indicated.

(dollars in thousands)	2012	2011
Real estate loans:
One- to four-family first mortgage	$177,816	$182,817
Home equity loans and lines	40,425	43,665
Commercial real estate	252,805	226,999
Construction and land	75,529	78,994
Multi-family residential	19,659	20,125

Total real estate loans	566,234	552,600

Other loans:
Commercial and industrial	72,253	82,980
Consumer	34,641	30,791

Total other loans	106,894	113,771

Total loans	$673,128	$666,371

A summary of activity in the allowance for loan losses for the years ended December 31, 2012, 2011 and 2010 is as follows.

(dollars in thousands)	2012	2011	2010
Balance, beginning of period	$5,104	$3,920	$3,352
Provision	2,411	1,460	865
Loans charged-off	(2,325)	(334)	(369)
Recoveries	129	58	72

Balance, end of period	$5,319	$5,104	$3,920

The allowance for loan losses and recorded investment in loans as of the periods indicated is as follows.

	For the Year Ended December 31, 2012
(dollars in thousands)	One- to Four-Family First Mortgage	Home Equity Loans and Lines	Commercial Real Estate	Construction and Land	Multi- Family Residential	Commercial and Industrial	Consumer	Total
Allowance for Credit Losses:
Beginning Balance	$778	$336	$1,755	$904	$64	$922	$345	$5,104
Charge-offs	—	(32)	(1,980)	(215)	—	(60)	(38)	(2,325)
Recoveries	—	15	94	—	—	6	14	129
Provision	204	24	2,171	96	22	(185)	79	2,411

Ending Balance	$982	$343	$2,040	$785	$86	$683	$400	$5,319

Individually evaluated for impairment	$49	$—	$134	$—	$—	$—	$—	$183

Collectively evaluated for impairment	$749	$322	$1,906	$785	$86	$683	$400	$4,931

Loans acquired with deteriorated credit quality	$184	$21	$—	$—	$—	$—	$—	$205

Loans:
Ending Balance	$177,816	$40,425	$252,805	$75,529	$19,659	$72,253	$34,641	$673,128

Individually evaluated for impairment, excluding acquired loans	$1,464	$56	$3,428	$60	$528	$—	$—	$5,536

Collectively evaluated for impairment	$163,491	$36,801	$224,127	$70,373	$16,949	$70,757	$34,036	$616,534

Loans acquired with deteriorated credit quality	$12,861	$3,568	$25,250	$5,096	$2,182	$1,496	$605	$51,058

	For the Year Ended December 31, 2011
(dollars in thousands)	One- to Four-Family First Mortgage	Home Equity Loans and Lines	Commercial Real Estate	Construction and Land	Multi- Family Residential	Commercial and Industrial	Consumer	Total
Allowance for Credit Losses:
Beginning Balance	$641	$296	$1,258	$666	$46	$746	$267	$3,920
Charge-offs	—	—	—	—	—	(281)	(53)	(334)
Recoveries	16	—	6	—	—	25	11	58
Provision	121	40	491	238	18	432	120	1,460

Ending Balance	$778	$336	$1,755	$904	$64	$922	$345	$5,104

Individually evaluated for impairment	$72	$15	$129	$196	$—	$66	$—	$478

Collectively evaluated for impairment	$706	$321	$1,626	$708	$64	$806	$345	$4,576

Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$50	$—	$50

Loans:
Ending Balance	$182,817	$43,665	$226,999	$78,994	$20,125	$82,980	$30,791	$666,371

Individually evaluated for impairment, excluding acquired loans	$1,090	$94	$2,249	$2,305	$529	$136	$—	$6,403

Collectively evaluated for impairment	$168,943	$38,406	$190,553	$71,208	$16,392	$78,494	$29,529	$593,525

Loans acquired with deteriorated credit quality	$12,784	$5,165	$34,197	$5,481	$3,204	$4,350	$1,262	$66,443

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent on the real estate market.

Credit quality indicators on the Company’s loan portfolio, excluding loans acquired with deteriorated credit quality, as of the dates indicated are as follows.

	December 31, 2012
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family first mortgage	$157,813	$1,659	$5,483	$—	$164,955
Home equity loans and lines	36,330	138	389	—	36,857
Commercial real estate	214,286	5,605	7,664	—	227,555
Construction and land	69,458	388	587	—	70,433
Multi-family residential	15,786	1,163	528	—	17,477
Commercial and industrial	67,983	2,590	184	—	70,757
Consumer	33,976	59	1	—	34,036

Total loans	$595,632	$11,602	$14,836	$—	$622,070

	December 31, 2011
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family first mortgage	$165,997	$2,595	$1,441	$—	$170,033
Home equity loans and lines	37,849	320	331	—	38,500
Commercial real estate	176,651	11,435	4,716	—	192,802
Construction and land	69,538	1,595	2,380	—	73,512
Multi-family residential	16,164	228	529	—	16,921
Commercial and industrial	74,822	3,621	187	—	78,631
Consumer	29,429	22	78	—	29,529

Total loans	$570,450	$19,816	$9,662	$—	$599,928

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

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

In addition, residential loans are classified using an inter-regulatory agency methodology that incorporates the extent of delinquencies and loan-to-value ratios. These classifications were the most current available as of December 31, 2012 and were generally updated within the last three months. Loans acquired with deteriorated credit quality are excluded from the schedule of credit quality indicators.

Age analysis of past due loans, excluding loans acquired with deteriorated credit quality as of the dates indicated is as follows.

	December 31, 2012
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans

Real estate loans:
One- to four-family first mortgage	$4,509	$672	$3,226	$8,407	$156,548	$164,955
Home equity loans and lines	90	116	149	355	36,502	36,857
Commercial real estate	1,451	854	3,565	5,870	221,685	227,555
Construction and land	956	—	586	1,542	68,891	70,433
Multi-family residential	531	42	529	1,102	16,375	17,477

Total real estate loans	7,537	1,684	8,055	17,276	500,001	517,277

Other loans:
Commercial and industrial	110	102	171	383	70,374	70,757
Consumer	478	449	1	928	33,108	34,036

Total other loans	588	551	172	1,311	103,482	104,793

Total loans	$8,125	$2,235	$8,227	$18,587	$603,483	$622,070

	December 31, 2011
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans

Real estate loans:
One- to four-family first mortgage	$3,740	$451	$2,053	$6,244	$163,789	$170,033
Home equity loans and lines	242	—	171	413	38,087	38,500
Commercial real estate	1,384	704	1,862	3,950	188,852	192,802
Construction and land	1,376	13	812	2,201	71,312	73,513
Multi-family residential	944	—	707	1,651	15,270	16,921

Total real estate loans	7,686	1,168	5,605	14,459	477,310	491,769

Other loans:
Commercial and industrial	309	95	—	404	78,226	78,631
Consumer	216	38	50	304	29,225	29,529

Total other loans	525	133	50	708	107,451	108,159

Total loans	$8,211	$1,301	$5,655	$15,167	$584,761	$599,928

As of December 31, 2012 and 2011, the Company did not have any loans greater than 90 days past due which were accruing interest.

The following is a summary of information pertaining to impaired loans, excluding acquired loans, as of the dates indicated.

	For the Year Ended December 31, 2012
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$1,117	$1,117	$—	$956	$62
Home equity loans and lines	56	56	—	71	2
Commercial real estate	2,985	2,985	—	3,451	100
Construction and land	60	60	—	631	—
Multi-family residential	528	528	—	528	—
Commercial and industrial	—	—	—	48	—
Consumer	—	—	—	—	—

Total	$4,746	$4,746	$—	$5,685	$164

With an allowance recorded:
One- to four-family first mortgage	$347	$347	$49	$445	$23
Home equity loans and lines	—	—	—	3	—
Commercial real estate	443	443	134	296	30
Construction and land	—	—	—	950	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	29	—
Consumer	—	—	—	—	—

Total	$790	$790	$183	$1,723	$53

Total impaired loans:
One- to four-family first mortgage	$1,464	$1,464	$49	$1,401	$85
Home equity loans and lines	56	56	—	74	2
Commercial real estate	3,428	3,428	134	3,747	130
Construction and land	60	60	—	1,581	—
Multi-family residential	528	528	—	528	—
Commercial and industrial	—	—	—	77	—
Consumer	—	—	—	—	—

Total	$5,536	$5,536	$183	$7,408	$217

	For the Year Ended December 31, 2011
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$540	$540	$—	$745	$28
Home equity loans and lines	79	79	—	58	3
Commercial real estate	1,748	1,748	—	996	60
Construction and land	733	733	—	672	40
Multi-family residential	529	529	—	41	25
Commercial and industrial	70	70	—	55	4
Consumer	—	—	—	—	—

Total	$3,699	$3,699	$—	$2,567	$160

With an allowance recorded:
One- to four-family first mortgage	$550	$550	$72	$78	$38
Home equity loans and lines	15	15	15	10	1
Commercial real estate	501	501	129	301	14
Construction and land	1,572	1,572	196	510	88
Multi-family residential	—	—	—	25	—
Commercial and industrial	66	66	66	130	3
Consumer	—	—	—	2	—

Total	$2,704	$2,704	$478	$1,056	$144

Total impaired loans:
One- to four-family first mortgage	$1,090	$1,090	$72	$823	$66
Home equity loans and lines	94	94	15	68	4
Commercial real estate	2,249	2,249	129	1,297	74
Construction and land	2,305	2,305	196	1,182	128
Multi-family residential	529	529	—	66	25
Commercial and industrial	136	136	66	185	7
Consumer	—	—	—	2	—

Total	$6,403	$6,403	$478	$3,623	$304

A summary of information pertaining to nonaccrual noncovered loans as of December 31, 2012 and 2011 is as follows.

(dollars in thousands)	2012 (1)	2011 (1)
Nonaccrual loans:
One- to four-family first mortgage	$4,644	$4,298
Home equity loans and lines	149	191
Commercial real estate	5,368	4,194
Construction and land	709	813
Multi-family residential	1,327	1,322
Commercial and industrial	170	139
Consumer	1	50

Total	$12,368	$11,007

(1)	Includes $10.2 million and $7.2 million in acquired loans from GSFC as of December 31, 2012 and 2011, respectively.

As of December 31, 2012, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

As of December 31, 2012 and 2011, the Company had accrued interest receivable for loans of $2,708,000 and $3,063,000, respectively.

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

Information about the Company’s TDRs, including acquired loans at December 31, 2012 and 2011 is presented in the following tables.

	At December 31, 2012
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs (1)

Real estate loans:
One- to four-family first mortgage	$—	$310	$51	$361
Home equity loans and lines	—	—	—	—
Commercial real estate	—	299	1,238	1,537
Construction and land	471	—	—	471
Multi-family residential	—	—	679	679

Total real estate loans	471	609	1,968	3,048

Other loans:
Commercial and industrial	5	—	896	901
Consumer	29	—	—	29

Total other loans	34	—	896	930

Total loans	$505	$609	$2,864	$3,978

	At December 31, 2011
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs (1)

Real estate loans:
One- to four-family first mortgage	$—	$—	$—	$—
Home equity loans and lines	15	—	—	15
Commercial real estate	319	—	117	436
Construction and land	198	—	—	198
Multi-family residential	—	—	—	—

Total real estate loans	532	—	117	649

Other loans:
Commercial and industrial	22	—	—	22
Consumer	44	—	—	44

Total other loans	66	—	—	66

Total loans	$598	$—	$117	$715

(1)	TDRs include $3,058,000 and $26,000 at December 31, 2012 and 2011, respectively, of acquired loans with deteriorated loan quality.

A summary of information pertaining to modified terms of loans, as of the date indicated is as follows.

	As of December 31, 2012			As of December 31, 2011
(dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
One- to four-family first mortgage	2	$365	$361	—	$—	$—
Home equity loans and lines	—	—	—	1	19	15
Commercial real estate	3	1,556	1,537	2	447	435
Construction and land	3	936	471	2	199	199
Multi-family residential	1	787	679	—	—	—
Commercial and industrial	2	1,250	901	2	55	22
Other consumer	3	41	29	3	50	44

Total	14	$4,935	$3,978	10	$770	$715

Since December 31, 2012, a TDR with an outstanding balance of $310,000 which was performing as of year end, has defaulted. None of the other performing troubled debt restructurings as of December 31, 2012 has defaulted subsequent to the restructuring through the date the financial statements were available to be issued.

6. Loan Servicing

Mortgage loans sold to and serviced for others are not included in the accompanying statements of financial condition. The unpaid principal balances of these loans as of December 31 of the years indicated are summarized as follows:

(dollars in thousands)	2012	2011	2010
Mortgage loans sold to Federal Home Loan Mortgage Corporation without recourse	$16,755	$23,832	$8,043
Mortgage loans sold to Federal National Mortgage Association without recourse	116,352	112,693	23,116

Balance, end of period	$133,107	$136,525	$31,159

The Company records servicing assets related to mortgage loans sold and serviced at fair value and will amortize these servicing assets over the period of estimated net servicing income associated with each loan. Management assesses servicing assets for potential impairment annually. Activity related to servicing assets for the years ended December 31, 2012, 2011 and 2010 is summarized as follows.

(dollars in thousands)	2012	2011	2010
Balance at the beginning of the year	$545	$145	$78
Recognition of servicing assets from the transfer of financial assets(1)	261	529	112
Amortization	(195)	(129)	(45)

Balance, end of period	$611	$545	$145

Fair value, end of period	$1,995	$1,811	$172

(1)	Includes $404,000 acquired in 2011 from the acquisition of GSFC.

Custodial and escrow account balances maintained in connection with the foregoing loan servicing arrangements were $1,313,000 and $733,000 as of December 31, 2012 and 2011, respectively.

7. Office Properties and Equipment

Office properties and equipment consisted of the following as of December 31 of the years indicated.

(dollars in thousands)	2012	2011
Land	$10,330	$10,616
Buildings and improvements	22,809	22,597
Furniture and equipment	9,433	8,979

Total office properties and equipment	42,572	42,192
Less accumulated depreciation	11,795	10,428

Total office properties and equipment, net	$30,777	$31,764

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $1,452,000, $1,299,000 and $1,099,000, respectively.

8. Goodwill and Intangibles

The carrying amount of goodwill as of December 31, 2012 and 2011 was $856,000 and $914,000, respectively.

A summary of core deposit intangible assets as of December 31 of the years indicated follows.

(dollars in thousands)	2012	2011
Gross carrying amount	$1,762	$1,221
Core deposit intangibles acquired during the year	—	859
Less amortization	(377)	(318)

Total core deposit intangible asset	$1,385	$1,762

Amortization expense on the core deposit intangible assets for the years ended December 31, 2012, 2011 and 2010 was $377,000, $318,000 and $208,000, respectively.

The carrying amount of the mortgage servicing asset as of December 31, 2012, 2011 and 2010 was $611,000, $545,000 and $145,000, respectively.

9. Deposits

Deposits consisted of the following major classifications as of December 31 of the years indicated.

(dollars in thousands)	2012	2011
Demand deposit accounts	$152,462	$127,828
Savings	51,515	43,671
Money market accounts	191,191	180,790
NOW accounts	123,294	93,679
Certificates of deposit	252,967	284,766

Total deposits	$771,429	$730,734

As of December 31, 2012, the scheduled maturities of certificates of deposit are as follows.

(dollars in thousands)	Amount
2013	$180,493
2014	38,056
2015	13,175
2016	4,325
2017	3,322
Thereafter	13,596

Total certificates of deposit	$252,967

As of December 31, 2012 and 2011, the aggregate amount of certificates of deposit with balances of $100,000 or more was $119,766,000 and $130,417,000, respectively.

10. Short-term FHLB Advances

As of December 31, 2012, short-term FHLB advances totaled $10,000,000, compared to $52,634,000 as of December 31, 2011. For the years ended December 31, 2012 and 2011, the average volume of short-term FHLB advances carried by the Company was $26,467,000 and $39,139,000, respectively.

Collateral for short and long-term FHLB advances is secured through a blanket lien evidenced by the Bank’s pledge of first mortgage collateral, demand deposit accounts, capital stock and certain other assets pursuant to the “Advances, Collateral Pledge and Security Agreement.” Under this collateral pledge agreement, the Bank must meet all statutory and regulatory capital standards and must meet all FHLB credit underwriting standards. Management believes that the Bank was in compliance with all such requirements as of December 31, 2012 and 2011.

As of December 31, 2012 and 2011, the Bank had $320,892,000 and $270,507,000, respectively, of additional FHLB advances available.

11. Long-term FHLB Advances

As of December 31, 2012 and 2011, long-term FHLB advances totaled $36,257,000 and $40,989,000, respectively. The following table summarizes long-term advances as of December 31, 2012.

(dollars in thousands)	Amount	Weighted Average Rate
Fixed rate advances maturing in:
2013	$13,290	0.82%
2014	10,578	1.39
2015	2,389	1.72
2016	—	—
2017	10,000	3.22

Total long-term FHLB advances	$36,257	1.71%

12. Income Taxes

The Company files federal income tax returns on a calendar year basis. Income tax expense (benefit) for the years indicated is summarized as follows:

(dollars in thousands)	2012	2011	2010
Current	$4,281	$988	$2,961
Deferred	324	1,647	(617)

Total income tax expense	$4,605	$2,635	$2,344

The components of the Company’s net deferred tax asset as of December 31 of the years indicated are as follows:

(dollars in thousands)	2012	2011
Deferred tax assets (liabilities):
FHLB stock dividends	$10	$(10)
Provision for loan losses	1,809	1,735
Accumulated depreciation	(1,204)	(1,487)
Intangible assets	203	(1,144)
Unrealized gain on securities available for sale	(1,668)	(889)
Discount on purchased loans	(435)	1,227
Borrowings	67	217
Premium on purchased deposits	34	183
Mortgage servicing rights	(208)	(184)
Deferred compensation	284	245
Stock-based compensation	623	477
Other-than-temporary impairment of securities	—	16
Other	1,116	933

Deferred tax asset	$631	$1,319

For the years ended December 31, 2012, 2011 and 2010, the provision for federal income taxes differed from the amount computed by applying the federal income tax statutory rate of 34% on income from operations as indicated in the following analysis:

(dollars in thousands)	2012	2011	2010
Federal tax based on statutory rate	$4,686	$2,637	$2,391
State tax based on statutory rate	13	16	39
Decrease resulting from:
Effect of tax-exempt income	(160)	(76)	(18)
Tax credits	—	—	—
Other	66	58	(68)

Income tax expense	$4,605	$2,635	$2,344

Effective tax rate	33.4%	34.0%	33.3%

Retained earnings as of December 31, 2012, 2011 and 2010, included $5,837,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than bad debt losses would create income for tax purposes only, which would be subject to the then-current federal statutory income tax rate. The unrecorded deferred income tax liability on the above amount was $1,985,000 as of December 31, 2012, 2011 and 2010. Current accounting standards do not require the accrual of this deferred tax amount to be recorded unless it is probable that the reserve (for tax purposes) will be significantly depleted by loan losses deductible for tax purposes in the future. Based on current estimates of losses within the Company’s loan portfolio, accrual of the deferred tax liability associated with this reserve was not required as of December 31, 2012, 2011 and 2010.

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

	Contract Amount
(dollars in thousands)	2012	2011
Standby letters of credit	$2,907	$1,626
Available portion of lines of credit	59,124	60,675
Undisbursed portion of loans in process	47,678	37,840
Commitments to originate loans	77,857	53,711

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to average assets and risk-weighted assets (as defined). Management believes, as of December 31, 2012, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2012, the most recent notification from the OCC categorized the Bank as “well capitalized” under the OCC regulatory classification framework. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and tangible capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the following table.

(dollars in thousands)	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2012
Tier 1 risk-based capital:	$130,002	20.97%	$24,796	4.0%	$37,195	6.0%
Total risk-based capital:	135,322	21.83%	49,593	8.0%	61,991	10.0%
Tier 1 leverage capital:	130,002	13.67%	38,050	4.0%	47,562	5.0%

December 31, 2011
Tier 1 risk-based capital:	$118,878	20.34%	$23,378	4.0%	$35,068	6.0%
Total risk-based capital:	123,504	21.13%	46,757	8.0%	58,446	10.0%
Tier 1 leverage capital:	118,878	12.53%	37,944	4.0%	47,431	5.0%

15. Benefit Plans

401(k) Match and Profit Sharing Plan

The Company’s 401(k) defined contribution plan allows its participants to contribute up to 75% of their pretax earnings on a tax-deferred basis up to the statutory limit, and the Company contributes a matching contribution on behalf of plan participants limited to 4% of the employees’ salaries. For the years ended December 31, 2012, 2011 and 2010, the Company made contributions of $386,000, $358,000 and $241,000, respectively, in connection with the plans, which is included in compensation and benefits expense in the accompanying statements of income.

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

Compensation cost related to the ESOP was $612,000, $520,000 and $474,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The fair value of the unearned ESOP shares, using the closing quoted market price per share as of year-end, was approximately $10,264,000 and $9,271,000 as of December 31, 2012 and 2011, respectively. A summary of the ESOP share allocation as of December 31, 2012 follows.

Shares allocated, beginning of year	114,570
Shares allocated during the year	35,706
Shares distributed during the year	(6,698)

Allocated shares held by ESOP trust as of year end	143,578
Unallocated shares	562,393

Total ESOP shares	705,971

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

The Bank’s nonqualified salary continuation agreement with its Chief Lending Officer provides that the executive will be entitled to a stated annual benefit for a period of ten years upon retirement from the Bank after attaining age 65, distributed monthly. In the event of early retirement, the Bank shall pay the executive his vested benefits in 120 equal monthly installments upon attaining age 65. Upon death during active service, the Bank shall distribute the fully vested normal retirement benefit to the executive’s beneficiary in 120 monthly installments. In the event of a separation from service within 24 months following a change in control but prior to normal retirement age, the Bank shall distribute to the executive the vested portion of the annual benefit in a lump sum on the first day of the month following the separation from service. Benefits are subject to a six-month delay to the extent required by applicable law. The Company had an outstanding liability totaling $835,000 and $722,000 as of December 31, 2012 and 2011, respectively, in connection with the agreements.

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

Stock Option Plan

The Company issues stock options under the SOP to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years. The stock options granted were issued with vesting periods of five years. The maximum number of shares issuable under the SOP is 892,687, subject to adjustment. As of December 31, 2012, options to acquire 850,520 shares were outstanding under the SOP.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. This model requires management to make certain assumptions, including the expected life of the option, the risk-free rate of interest, the expected volatility and the expected dividend yield. The following assumptions were made in estimating 2012 fair values:

Expected dividends	1.5%
Expected volatility	40.11%
Risk-free interest rate	1.0%
Expected term (in years)	6.5

As of December 31, 2012, there was $1,112,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a period of 2.2 years.

For the years ended December 31, 2012, 2011 and 2010, the Company recognized $663,000, $626,000 and $594,000, respectively, in compensation cost related to stock options, which is included in compensation and benefits expense in the accompanying consolidated statements of income.

The following table represents stock option activity for the year ended December 31, 2012.

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2012	833,180	$11.58	$3.79
Granted	49,500	17.13	5.93
Exercised	(17,060)	12.11	4.00
Forfeited	(15,100)	14.58	4.90

Outstanding as of December 31, 2012	850,520	$11.84	$3.89	6.6	$5,452,000

Exercisable as of December 31, 2012	466,848	$11.48	$3.75	6.4	$3,161,000

Recognition and Retention Plan

The Company issues restricted stock under the RRP to directors, officers and other key employees. A total of 357,075 shares of the Company’s outstanding common stock, or 4% of total shares outstanding at the time the RRP was implemented, were approved for restricted stock awards under the RRP. During 2009, the Company purchased in the open market all shares required to fund the RRP at an average cost of $11.81 per share. As of December 31, 2012, the cost of such shares held by the RRP totaled $1,832,000, which is included in the Company’s unallocated common stock held by the RRP in the consolidated statements of financial condition.

The RRP allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock provide instructions to the trustees of the RRP as to how their restricted stock shall be voted. The unearned compensation related to these awards is amortized to compensation expense over the five-year vesting period. The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock as of the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of December 31, 2012, unearned share-based compensation associated with these awards totaled $1,205,000.

For the years ended December 31, 2012, 2011 and 2010, the Company recognized $802,000, $771,000 and $766,000, respectively, in compensation cost related to restricted stock grants, which is included in compensation and benefits expense in the accompanying consolidated statements of income.

The following table represents unvested restricted stock activity in the RRP for the year ended December 31, 2012.

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance, beginning of year	211,860	$11.64
Granted	8,000	17.03
Forfeited	(6,200)	14.95
Released	(68,820)	11.57

Balance, end of period	144,840	$11.83

17. Earnings Per Share

Earnings per common share was computed based on the following:

	Years Ended December 31,
(in thousands, except per share data)	2012	2011	2010
Numerator:
Income applicable to common shares	$9,190	$5,120	$4,688

Denominator:
Weighted average common shares outstanding	6,912	7,106	7,521
Effect of dilutive securities:
Restricted stock	271	125	66

Weighted average common shares outstanding - assuming dilution	7,183	7,231	7,587

Earnings per common share	$1.33	$0.72	$0.62

Earnings per common share - assuming dilution	$1.28	$0.71	$0.62

Options on 850,520, 833,180 and 819,080 shares of common stock were not included in computing diluted earnings per share for the years ended December 31, 2012, 2011 and 2010, respectively, because the effect of these shares were anti-dilutive.

18. Related Party Transactions

Certain directors and officers of the Company are customers of the Company. Loan transactions with directors, officers and employees are made on the same terms as those prevailing at the time for comparable loans to other persons. Loans outstanding to directors, executive officers and their affiliates totaled $7,858,000 and $7,986,000 as of December 31, 2012 and 2011, respectively. A summary of related party loan activity during 2012 follows.

(dollars in thousands)
Balance, beginning of year	$7,986
New loans	3,495
Repayments, net	(3,623)

Balance, end of year	$7,858

None of the related party loans were identified as impaired or exceeded 5% of shareholders’ equity for the years ended 2012 or 2011.

Related party deposits totaled $11,552,000 and $5,973,000 as of December 31, 2012 and 2011, respectively.

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of December 31, 2012, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets and liabilities measured on a recurring basis as of December 31, 2012 and 2011 aggregated by the level in the fair value hierarchy in which these measurements fall.

(dollars in thousands)	December 31, 2012	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$102,513	$—	$102,513	$—
Non-U.S. agency mortgage-backed	12,668	—	12,668	—
Municipal bonds	17,585	—	17,585	—
U.S. government agency	24,490	—	24,490	—

Total	$157,256	$—	$157,256	$—

(dollars in thousands)	December 31, 2011	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$116,529	$—	$116,529	$—
Non-U.S. agency mortgage-backed	13,679	—	13,679	—
Municipal bonds	12,221	—	12,221	—
U.S. government agency	12,831	—	12,831	—

Total	$155,260	$—	$155,260	$—

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

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2012	Level 1	Level 2	Level 3

Assets
Acquired loans with deteriorated credit quality	$50,854	$—	$—	$50,854
Acquired loans without deteriorated credit quality	117,536	—	—	117,536
Impaired loans excluding acquired loans	5,353	—	—	5,353
Repossessed assets	6,454	—	—	6,454
FDIC loss sharing receivable	15,546	—	—	15,546

Total	$195,743	$—	$—	$195,743

Liabilities
Deposits acquired through business combinations	$81,948	$—	$—	$81,948
FHLB advances acquired through business combinations	18,257	—	—	18,257

Total	$100,205	$—	$—	$100,205

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2011	Level 1	Level 2	Level 3

Assets
Acquired loans with deteriorated credit quality	$66,393	$—	$—	$66,393
Acquired loans without deteriorated credit quality	155,064	—	—	155,064
Impaired loans excluding acquired loans	5,925	—	—	5,925
Repossessed assets	8,964	—	—	8,964
FDIC loss sharing receivable	24,222	—	—	24,222

Total	$260,568	$—	$—	$260,568

Liabilities
Deposits acquired through business combinations	$129,034	$—	$—	$129,034
FHLB advances acquired through business combinations	34,123	—	—	34,123

Total	$163,157	$—	$—	$163,157

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

The fair value of off-balance sheet financial instruments as of December 31, 2012 and 2011 was immaterial.

		Fair Value Measurements at December 31, 2012
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3

Financial Assets
Cash and cash equivalents	$39,539	$39,539	$39,529	$—	$—
Interest-bearing deposits in banks	3,529	3,529	3,529	—	—
Investment securities available for sale	157,256	157,256	—	157,256	—
Investment securities held to maturity	1,665	1,746	—	1,746	—
Mortgage loans held for sale	5,627	5,627	—	5,627	—
Loans, net	667,809	676,622	—	—	676,622
Cash surrender value of BOLI	17,286	17,286	17,286	—	—
FDIC loss sharing receivable	15,546	15,546	—	—	15,546

Financial Liabilities
Deposits	$771,429	$774,325	$—	$692,377	$81,948
Short-term FHLB advances	10,000	10,000	10,000	—	—
Long-term FHLB advances	36,257	37,619	—	19,362	18,257

		Fair Value Measurements at December 31, 2011
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3

Financial Assets
Cash and cash equivalents	$31,769	$31,769	$31,769	$—	$—
Interest-bearing deposits in banks	5,583	5,583	5,583	—	—
Investment securities available for sale	155,260	155,260	—	155,260	—
Investment securities held to maturity	3,462	3,575	—	3,575	—
Mortgage loans held for sale	1,673	1,673	—	1,673	—
Loans, net	661,267	686,538	—	—	686,538
Cash surrender value of BOLI	16,771	16,771	16,771	—	—
FDIC loss sharing receivable	24,222	24,222	—	—	24,222

Financial Liabilities
Deposits	$730,734	$732,266	$—	$603,232	$129,034
Short-term FHLB advances	52,634	52,634	37,500	—	15,134
Long-term FHLB advances	40,989	42,465	—	23,476	18,989

20. Condensed Parent Company Only Financial Statements

Condensed financial statements of Home Bancorp, Inc. (parent company only) are shown below. The parent company has no significant operating activities.

Condensed Balance Sheets

December 31, 2012 and 2011

(dollars in thousands)	2012	2011
Assets
Cash in bank	$2,088	$1,975
Investment securities	4,182	9,126
Investment in subsidiary	135,298	122,998
Other assets	629	72

Total assets	$142,197	$134,171

Liabilities	$623	$(114)
Shareholders’ equity	141,574	134,285

Total liabilities and shareholders’ equity	$142,197	$134,171

Condensed Statements of Operations

For the Years Ended December 31, 2012, 2011 and 2010

(dollars in thousands)	2012	2011	2010
Operating income
Interest income	$160	$397	$740
Gain on sale of investment	163	—	—
Dividend from subsidiary	—	18,000	—

Total operating income	323	18,397	740

Operating expenses
Other expenses	163	203	250

Total operating expenses	163	203	250

Income before income tax expense and equity in undistributed earnings of subsidiary	160	18,194	490
Income tax expense	63	76	192

Income before equity in undistributed earnings of subsidiary	97	18,118	298
Increase (decrease) in equity in undistributed earnings of subsidiary	9,093	(12,998)	4,390

Net income	$9,190	$5,120	$4,688

Condensed Statements of Cash Flows

For the Years Ended December 31, 2012, 2011 and 2010

(dollars in thousands)	2012	2011	2010
Cash Flows from Operating Activities
Net income	$9,190	$5,120	$4,688
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/discount on investments	(6)	(20)	(24)
Gain on sale of investment securities	(163)	—	—
Non-cash compensation	612	520	474
(Decrease) increase in accrued interest and other assets	(558)	669	244
Decrease in equity in net income of subsidiary	(9,093)	(5,002)	(4,390)
Dividend from subsidiary	—	18,000	—
Increase (decrease) in accrued expenses and other liabilities	788	(456)	(185)

Net Cash Provided by Operating Activities	770	18,831	807

Cash Flows from Investing Activities
Proceeds from prepayment on available for sale securities	2,437	6,332	7,994
Proceeds from sale of available for sale securities	2,527	—	—
Net cash paid in acquisitions	—	(26,417)	—

Net Cash Provided by (Used in) Investing Activities	4,964	(20,085)	7,994

Cash Flows from Financing Activities
Proceeds from exercise of stock options	207	75	—
Purchase of treasury stock	(5,828)	(5,467)	(8,577)

Net Cash Used in Financing Activities	(5,621)	(5,392)	(8,577)

Net Increase (Decrease) in Cash and Cash Equivalents	113	(6,646)	224
Cash and Cash Equivalents as of Beginning of Period	1,975	8,621	8,397

Cash and Cash Equivalents as of End of Period	$2,088	$1,975	$8,621

21. Consolidated Quarterly Results of Operations (unaudited)

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year Ended December 31, 2012
Total interest income	$11,265	$11,230	$12,120	$11,507
Total interest expense	1,313	1,262	1,204	1,135

Net interest income	9,952	9,968	10,916	10,372
Provision for loan losses	712	1,160	56	483

Net interest income after provision for loan losses	9,240	8,808	10,860	9,889
Noninterest income	1,700	1,900	2,087	1,765
Noninterest expense	7,809	8,043	8,389	8,213

Income before income taxes	3,131	2,665	4,558	3,441
Income tax expense	1,071	912	1,506	1,116

Net income	$2,060	$1,753	$3,052	$2,325

Earnings per share - basic	$0.30	$0.25	$0.44	$0.34

Earnings per share - diluted	$0.29	$0.24	$0.42	$0.33

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year Ended December 31, 2011
Total interest income	$8,158	$8,117	$10,789	$11,371
Total interest expense	1,278	1,150	1,400	1,389

Net interest income	6,880	6,967	9,389	9,982
Provision for loan losses	102	264	526	568

Net interest income after provision for loan losses	6,778	6,703	8,863	9,414
Noninterest income	1,222	2,102	1,599	1,858
Noninterest expense	6,708	6,811	9,182	8,083

Income before income taxes	1,292	1,994	1,280	3,189
Income tax expense	497	726	357	1,055

Net income	$795	$1,268	$923	$2,134

Earnings per share - basic	$0.11	$0.18	$0.13	$0.31

Earnings per share - diluted	$0.11	$0.17	$0.13	$0.30

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2012. Our independent registered public accountants have issued an audit report on the company’s internal control over financial reporting. This report appears on page 44.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC for the 2013 Annual Meeting of Shareholders to be held in May 2013 (the “Proxy Statement”).

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

Equity Compensation Plan Information. The following table provides information as of December 31, 2012 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2009 Stock Option Plan and 2009 Recognition and Retention Plan, both of which were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	995,360	(1)	$11.84	(1)	28,722
Equity compensation plans not approved by security holders	—		—		—

Total	995,360		$11.84		28,722

(1)	Includes 144,840 shares subject to restricted stock grants which were not vested as of December 31, 2012. The weighted-average exercise price excludes such restricted stock grants.

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
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location

2.1	Purchase and Assumption Agreement, Whole Banks, All Deposits, Among the Federal Deposit Insurance Corporation, Receiver of Statewide Bank, Covington, Louisiana, the Federal Deposit Insurance Corporation and Home Bank, dated as of March 12, 2010	(1)

3.1	Articles of Incorporation of Home Bancorp, Inc.	(2)

3.2	Amended and Restated Bylaws of Home Bancorp, Inc.	(3)

4.0	Form of Stock Certificate of Home Bancorp, Inc.	(2)

10.1	Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(2)

10.2	Salary Continuation Agreement by and between Home Bank and Darren E. Guidry*	(2)

10.3	Amendment No. 1 to the Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(4)

10.4	Amendment No. 1 to the Salary Continuation Agreement by and between Home Bank and Darren E. Guidry*	(4)

10.5	2005 Directors’ Deferral Plan*	(4)

No.	Description	Location

10.6	Amended and Restated Employment Agreement by and between Home Bank and John W. Bordelon*	(5)

10.7	Amended and Restated Employment Agreement by and between Home Bancorp, Inc. and John W. Bordelon*	(5)

10.8	Amended and Restated Employment Agreement by and between Home Bank and Darren E. Guidry*	(5)

10.9	Amended and Restated Employment Agreement by and between Home Bank and Scott T. Sutton*	(5)

10.10	Amended and Restated Employment Agreement by and between Home Bank and Joseph B. Zanco*	(5)

10.11	Home Bancorp, Inc. 2009 Stock Option Plan*	(6)

10.12	Home Bancorp, Inc. 2009 Recognition and Retention Plan and Trust Agreement*	(7)

23.1	Consent of Porter Keadle Moore, LLC	Filed herewith

31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith

32.0	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document**

*	Denotes a management contract or compensatory plan or arrangement.
**	Furnished with this Form 10-K.
(1)	Incorporated by reference from the like-numbered exhibit included in the Company’s Current Report on Form 8-K, dated as of March 12, 2010, filed March 18, 2010 (SEC File No. 001-34190).
(2)	Incorporated by reference from the like-numbered exhibit included in Home Bancorp’s registration statement on Form S-1, filed June 6, 2008 (SEC File No. 333-151492).
(3)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of March 23, 2009 and filed March 27, 2009 (SEC File No. 001-34190).
(4)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of December 22, 2008 and filed December 29, 2008 (SEC File No. 001-34190).
(5)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of March 28, 2011 and filed March 30, 2011 (SEC File No. 001-34190).
(6)	Incorporated by reference from Appendix A to Home Bancorp’s definitive proxy statement filed April 1, 2009 (SEC File No. 001-34190) and included in Form S-8, filed June 23, 2009 (SEC File No. 333-160155).
(7)	Incorporated by reference from Appendix B to Home Bancorp’s definitive proxy statement filed April 1, 2009 (SEC File No. 001-34190).

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP, INC.

March 15, 2013	By:	/s/ John W. Bordelon
John W. Bordelon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ John W. Bordelon	President, Chief Executive Officer and Director	March 15, 2013
John W. Bordelon

/s/ Michael P. Maraist	Chairman of the Board	March 15, 2013
Michael P. Maraist

/s/ Paul J. Blanchet, III	Director	March 15, 2013
Paul J. Blanchet, III

/s/ Richard J. Bourgeois Richard J. Bourgeois	Director	March 15, 2013

/s/ Henry W. Busch, Jr. Henry William Busch, Jr.	Director	March 15, 2013

/s/ John A. Hendry John A. Hendry	Director	March 15, 2013

/s/ Marc W. Judice Marc W. Judice	Director	March 15, 2013

/s/ Joseph B. Zanco Joseph B. Zanco	Executive Vice President and Chief Financial Officer	March 15, 2013

/s/ Mary H. Hopkins Mary H. Hopkins	Home Bank First Vice President and Director of Financial Reporting	March 15, 2013