Form 10-Q
period 2013-03-31
HOME BANCORP, INC.
filed 2013-05-09
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2013

or

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

At May 2, 2013, the registrant had 7,377,282 shares of common stock, $0.01 par value, outstanding.

HOME BANCORP, INC. and SUBSIDIARY

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) March 31, 2013	(Audited) December 31, 2012
Assets
Cash and cash equivalents	$48,271,579	$39,539,366
Interest-bearing deposits in banks	3,529,000	3,529,000
Investment securities available for sale, at fair value	158,264,273	157,255,828
Investment securities held to maturity (fair values of $1,536,725 and $1,746,375, respectively)	1,463,543	1,665,184
Mortgage loans held for sale	4,373,926	5,627,104
Loans covered by loss sharing agreements	41,533,637	45,764,397
Noncovered loans, net of unearned income	637,044,534	627,363,937

Total loans, net of unearned income	678,578,171	673,128,334
Allowance for loan losses	(5,674,179)	(5,319,235)

Total loans, net of unearned income and allowance for loan losses	672,903,992	667,809,099

Office properties and equipment, net	30,540,350	30,777,184
Cash surrender value of bank-owned life insurance	17,405,985	17,286,434
FDIC loss sharing receivable	15,658,092	15,545,893
Accrued interest receivable and other assets	24,614,631	23,891,172

Total Assets	$977,025,371	$962,926,264

Liabilities
Deposits:
Noninterest-bearing	$172,536,745	$152,461,606
Interest-bearing	608,798,723	618,967,729

Total deposits	781,335,468	771,429,335
Short-term Federal Home Loan Bank (FHLB) advances	20,500,000	10,000,000
Long-term Federal Home Loan Bank (FHLB) advances	28,846,176	36,256,805
Accrued interest payable and other liabilities	3,225,771	3,666,264

Total Liabilities	833,907,415	821,352,404

Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,953,295 and 8,950,495 shares issued; 7,405,767 and 7,439,127 shares outstanding, respectively	89,534	89,506
Additional paid-in capital	91,458,193	90,986,820
Treasury stock at cost - 1,547,528 and 1,511,368 shares, respectively	(22,390,786)	(21,719,954)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(5,534,640)	(5,623,910)
Recognition and Retention Plan (RRP)	(1,823,499)	(1,831,759)
Retained earnings	78,297,156	76,435,222
Accumulated other comprehensive income	3,021,998	3,237,935

Total Shareholders’ Equity	143,117,956	141,573,860

Total Liabilities and Shareholders’ Equity	$977,025,371	$962,926,264

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Interest Income
Loans, including fees	$10,072,750	$10,371,357
Investment securities	771,050	859,482
Other investments and deposits	31,306	34,398

Total interest income	10,875,106	11,265,237

Interest Expense
Deposits	881,014	1,131,848
Short-term FHLB advances	3,634	15,842
Long-term FHLB advances	140,045	164,994

Total interest expense	1,024,693	1,312,684

Net interest income	9,850,413	9,952,553
Provision for loan losses	520,392	711,900

Net interest income after provision for loan losses	9,330,021	9,240,653

Noninterest Income
Service fees and charges	546,346	569,941
Bank card fees	414,392	468,284
Gain on sale of loans, net	548,419	326,171
Income from bank-owned life insurance	119,551	131,279
Gain on sale of securities, net	—	168
Accretion of FDIC loss sharing receivable	112,199	177,510
Other income	39,371	26,562

Total noninterest income	1,780,278	1,699,915

Noninterest Expense
Compensation and benefits	5,096,218	4,695,709
Occupancy	708,786	694,941
Marketing and advertising	239,195	151,474
Data processing and communication	641,515	672,341
Professional services	212,746	232,253
Forms, printing and supplies	106,773	126,266
Franchise and shares tax	273,620	175,651
Regulatory fees	223,249	198,158
Foreclosed assets, net	177,943	267,998
Other expenses	616,271	594,031

Total noninterest expense	8,296,316	7,808,822

Income before income tax expense	2,813,983	3,131,746
Income tax expense	952,049	1,071,289

Net Income	$1,861,934	$2,060,457

Earnings per share:
Basic	$0.28	$0.30
Diluted	$0.26	$0.29

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Net Income	$1,861,934	$2,060,457

Other Comprehensive (Loss) Income
Unrealized (losses) gains on investment securities	$(256,735)	$1,371,631
Reclassification adjustment for gains included in net income	—	(168)
Tax effect(1)	40,798	(506,063)

Other comprehensive (loss) income, net of taxes	$(215,937)	$865,400

Comprehensive Income	$1,645,997	$2,925,857

(1)

The tax effect on the change in unrealized (losses) gains on investment securities was $40,798 and $506,006 for the periods ending March 31, 2013 and 2012, respectively. The reclassification adjustment for gains included in the net income had a tax effect of $57 for the period ending March 31, 2012.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2011(1)	$89,335	$89,741,406	$(15,892,315)	$(5,980,990)	$(2,644,523)	$67,245,350	$1,726,571	$134,284,834
Comprehensive income:
Net income						2,060,457		2,060,457
Other Comprehensive income							865,400	865,400
Treasury stock acquired at cost, 4,590 shares			(73,004)					(73,004)
Exercise of stock options	69	78,250						78,319
RRP shares released for allocation		(4,198)			4,724			526
ESOP shares released for allocation		55,131		89,270				144,401
Share-based compensation cost		360,159						360,159

Balance, March 31, 2012	$89,404	$90,230,748	$(15,965,319)	$(5,891,720)	$(2,639,799)	$69,305,807	$2,591,971	$137,721,092

Balance, December 31, 2012(1)	$89,506	$90,986,820	$(21,719,954)	$(5,623,910)	$(1,831,759)	$76,435,222	$3,237,935	$141,573,860
Comprehensive income:
Net income						1,861,934		1,861,934
Other Comprehensive loss							(215,937)	(215,937)
Treasury stock acquired at cost, 36,160 shares			(670,832)					(670,832)
Exercise of stock options	28	32,682						32,710
RRP shares released for allocation		(7,141)			8,260			1,119
ESOP shares released for allocation		77,884		89,270				167,154
Share-based compensation cost		367,948						367,948

Balance, March 31, 2013	$89,534	$91,458,193	$(22,390,786)	$(5,534,640)	$(1,823,499)	$78,297,156	$3,021,998	$143,117,956

(1)	Balances as of December 31, 2011 and December 31, 2012 are audited.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,861,934	$2,060,457
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	520,392	711,900
Depreciation	360,405	365,689
Amortization of purchase accounting valuations and intangibles	(41,196)	3,284,055
Net amortization of mortgage servicing asset	46,756	39,195
Federal Home Loan Bank stock dividends	(2,100)	(5,000)
Net amortization of premium on investments	273,788	271,416
Gain on sale of investment securities, net	—	(168)
Gain on loans sold, net	(548,419)	(326,171)
Proceeds, including principal payments, from loans held for sale	25,307,705	10,001,360
Originations of loans held for sale	(23,582,364)	(9,655,739)
Non-cash compensation	535,102	504,560
Deferred income tax provision	222,481	755,430
Increase in interest receivable and other assets	(43,231)	(281,497)
Increase in cash surrender value of bank-owned life insurance	(119,551)	(131,279)
Decrease in accrued interest payable and other liabilities	(484,021)	(332,088)

Net cash provided by operating activities	4,307,681	7,262,120

Cash flows from investing activities:
Purchases of securities available for sale	(8,107,951)	(14,201,634)
Proceeds from maturities, prepayments and calls on securities available for sale	6,569,144	8,003,212
Proceeds from maturities, prepayments and calls on securities held to maturity	201,480	396,660
Proceeds from sales on securities available for sale	—	1,558,514
Net increase in loans	(6,934,195)	(16,085,287)
Decrease in certificates of deposit in other institutions	—	829,000
Proceeds from sale of repossessed assets	642,151	1,363,701
Purchases of office properties and equipment	(123,571)	(288,222)
Proceeds from sale of properties and equipment	—	1,048,771
Purchases of Federal Home Loan Bank stock	(996,900)	—
Proceeds from redemption of Federal Home Loan Bank stock	727,100	—

Net cash used in investing activities	(8,022,742)	(17,375,285)

Cash flows from financing activities:
Increase in deposits	9,939,001	5,254,478
Increase in Federal Home Loan Bank advances	3,146,395	7,381,600
Purchase of treasury stock	(670,832)	(73,004)
Proceeds from exercise of stock options	32,710	78,319

Net cash provided by financing activities	12,447,274	12,641,393

Net change in cash and cash equivalents	8,732,213	2,528,228
Cash and cash equivalents at beginning of year	39,539,366	31,272,508

Cash and cash equivalents at end of period	$48,271,579	$33,800,736

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, other comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2012.

In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial condition, results of operations, other comprehensive income, changes in shareholders’ equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

Certain amounts reported in prior periods have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported equity or net income.

2. Accounting Developments

In October 2012, the FASB issued ASU No. 2012-06, Subsequent Accounting for an Indemnification Asset as a result of a Government-Assisted Acquisition of a Financial Institution. ASU 2012-06 requires the change in measurement of the indemnification asset would be accounted for on the same basis as the change in the indemnified item. Any amortization period for the changes in value would be limited to the shorter of the term of the indemnification agreement or the remaining life of the indemnified assets. The amendments are effective for fiscal years beginning on or after December 15, 2012 and interim periods within those fiscal years. The amendments will be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption. The adoption of the guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments limit the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, to certain derivative instruments (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and lending arrangements that are either (1) offset on the balance sheet or (2) subject to an enforceable master netting arrangement or similar agreement. This ASU amends the scope of FASB ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities which requires additional disclosure regarding offsetting of assets and liabilities to enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The effective date of the amendments coincides with that of ASU 2011-11 (i.e., for fiscal years beginning on or after January 1, 2013, and interim periods within those years). The amendments will be applied retrospectively for all comparative periods presented on the balance sheet. The adoption of the guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

3. Investment Securities

Summary information regarding investment securities classified as available for sale and held to maturity as of March 31, 2013 and December 31, 2012 is as follows.

(dollars in thousands)			Gross Unrealized Losses
March 31, 2013	Amortized Cost	Gross Unrealized Gains	Less Than 1 Year	Over 1 Year	Fair Value
Available for sale:
U.S. agency mortgage-backed	$98,607	$3,409	$100	$1	$101,915
Non-U.S. agency mortgage-backed	11,812	293	—	56	12,049
Municipal bonds	19,351	685	63	—	19,973
U.S. government agency	23,845	489	7	—	24,327

Total available for sale	$153,615	$4,876	$170	$57	$158,264

Held to maturity:
U.S. agency mortgage-backed	$492	$10	$—	$—	$502
Municipal bonds	972	63	—	—	1,035

Total held to maturity	$1,464	$73	$—	$—	$1,537

(dollars in thousands)			Gross Unrealized Losses
December 31, 2012	Amortized Cost	Gross Unrealized Gains	Less Than 1 Year	Over 1 Year	Fair Value
Available for sale:
U.S. agency mortgage-backed	$99,137	$3,391	$14	$1	$102,513
Non-U.S. agency mortgage-backed	12,426	280	—	38	12,668
Municipal bonds	16,843	774	32	—	17,585
U.S. government agency	23,944	553	7	—	24,490

Total available for sale	$152,350	$4,998	$53	$39	$157,256

Held to maturity:
U.S. agency mortgage-backed	$693	$13	$—	$—	$706
Municipal bonds	972	68	—	—	1,040

Total held to maturity	$1,665	$81	$—	$—	$1,746

.

The amortized cost and estimated fair value by maturity of the Company’s investment securities as of March 31, 2013 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$107	$733	$9,489	$91,586	$101,915
Non-U.S. agency mortgage-backed	—	—	—	12,049	12,049
Municipal bonds	517	3,774	11,226	4,456	19,973
U.S. government agency	—	6,931	12,096	5,300	24,327

Total available for sale	$624	$11,438	$32,811	$113,391	$158,264

Securities held to maturity:
U.S. agency mortgage-backed	$62	$440	$—	$—	$502
Municipal bonds	—	1,035	—	—	1,035

Total held to maturity	62	1,475	—	—	1,537

Total investment securities	$686	$12,913	$32,811	$113,391	$159,801

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$106	$680	$9,341	$88,480	$98,607
Non-U.S. agency mortgage-backed	—	—	—	11,812	11,812
Municipal bonds	515	3,630	10,885	4,321	19,351
U.S. government agency	—	6,795	11,982	5,068	23,845

Total available for sale	$621	$11,105	$32,208	$109,681	$153,615

Securities held to maturity:
U.S. agency mortgage-backed	$60	$432	$—	$—	$492
Municipal bonds	—	972	—	—	972

Total held to maturity	60	1,404	—	—	1,464

Total investment securities	$681	$12,509	$32,208	$109,681	$155,079

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

As of March 31, 2013 and December 31, 2012, the Company had $42,677,000 and $41,462,000, respectively, of securities pledged to secure public deposits.

As of March 31, 2013, 19 debt securities had unrealized losses totaling 1.1% of the individual securities’ amortized cost basis and 0.1% of the Company’s total amortized cost basis of the investment securities portfolio. Four of the 19 securities had been in a continuous loss position for over 12 months at such date. The four securities had an aggregate amortized cost basis and unrealized loss of $57,000 at March 31, 2013. Management has the intent and ability to hold these debt securities until maturity, or until anticipated recovery, no declines in these five securities were deemed to be other-than-temporary.

4. Earnings Per Share

Earnings per common share were computed based on the following:

	Three Months Ended March 31,
(in thousands, except per share data)	2013	2012

Numerator:
Net income available to common shareholders	$1,862	$2,060

Denominator:
Weighted average common shares outstanding	6,749	6,953
Effect of dilutive securities:
Restricted stock	86	96
Stock options	265	147

Weighted average common shares outstanding - assuming dilution	7,100	7,196

Earnings per common share	$0.28	$0.30

Earnings per common share - assuming dilution	$0.26	$0.29

Options on 49,500 and 36,830 shares of common stock were not included in computing diluted earnings per share for the three months ended March 31, 2013 and March 31, 2012, respectively, because the effect of these shares was anti-dilutive.

5. Credit Quality and Allowance for Loan Losses

The allowance for loan losses and recorded investment in loans as of the dates indicated are as follows.

	As of March 31, 2013
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
One- to four-family first mortgage	$844	$39	$184	$1,067
Home equity loans and lines	316	—	21	337
Commercial real estate	1,914	—	—	1,914
Construction and land	786	14	—	800
Multi-family residential	80	—	—	80
Commercial and industrial	767	301	—	1,068
Consumer	408	—	—	408

Total allowance for loan losses	$5,115	$354	$205	$5,674

	As of March 31, 2013
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Total
Loans:
One- to four-family first mortgage	$172,466	$1,304	$12,505	$186,275
Home equity loans and lines	35,073	55	3,415	38,543
Commercial real estate	225,511	2,859	23,286	251,656
Construction and land	70,184	237	3,808	74,229
Multi-family residential	15,814	528	2,158	18,500
Commercial and industrial	70,813	2,335	1,198	74,346
Consumer	34,657	—	372	35,029

Total loans	$624,518	$7,318	$46,742	$678,578

	As of December 31, 2012
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
One- to four-family first mortgage	$749	$49	$184	$982
Home equity loans and lines	322	—	21	343
Commercial real estate	1,906	134	—	2,040
Construction and land	785	—	—	785
Multi-family residential	86	—	—	86
Commercial and industrial	683	—	—	683
Consumer	400	—	—	400

Total allowance for loan losses	$4,931	$183	$205	$5,319

Loans:
One- to four-family first mortgage	$163,491	$1,464	$12,861	$177,816
Home equity loans and lines	36,801	56	3,568	40,425
Commercial real estate	224,127	3,428	25,250	252,805
Construction and land	70,373	60	5,096	75,529
Multi-family residential	16,949	528	2,182	19,659
Commercial and industrial	70,757	—	1,496	72,253
Consumer	34,036	—	605	34,641

Total loans	$616,534	$5,536	$51,058	$673,128

A summary of the activity in the allowance for loan losses during the three months ended March 31, 2013 and March 31, 2012 is as follows.

	For the Three Months Ended March 31, 2013
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Allowance for loan losses:
One- to four-family first mortgage	$982	$(19)	$—	$104	$1,067
Home equity loans and lines	343	—	2	(9)	336
Commercial real estate	2,040	—	—	(126)	1,914
Construction and land	785	—	—	15	800
Multi-family residential	86	—	—	(5)	81
Commercial and industrial	683	(170)	6	549	1,068
Consumer	400	—	16	(8)	408

Total allowance for loan losses	$5,319	$(189)	$24	$520	$5,674

	For the Three Months Ended March 31, 2012
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Allowance for loan losses:
One- to four-family first mortgage	$778	$—	$—	$41	$819
Home equity loans and lines	336	(15)	3	(6)	318
Commercial real estate	1,755	—	2	435	2,192
Construction and land	904	—	3	251	1,158
Multi-family residential	64	—	—	19	83
Commercial and industrial	922	—	—	(41)	881
Consumer	345	—	4	13	362

Total allowance for loan losses	$5,104	$(15)	$12	$712	$5,813

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

On July 15, 2011, the Company acquired GS Financial Corp. (“GSFC”), the former holding company of Guaranty Savings Bank of Metairie, Louisiana. Loans acquired in the transaction were accounted for under the purchase method of accounting. A portion of the GSFC loan portfolio was determined to have deteriorated credit quality and was recorded at its aggregate fair value of $6.2 million at the date of acquisition.

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

	March 31, 2013
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family first mortgage	$166,642	$938	$6,190	$—	$173,770
Home equity loans and lines	34,189	453	486	—	35,128
Commercial real estate	216,616	5,023	6,731	—	228,370
Construction and land	68,624	298	1,499	—	70,421
Multi-family residential	13,072	933	2,337	—	16,342
Commercial and industrial	64,504	6,192	2,452	—	73,148
Consumer	34,583	48	26	—	34,657

Total loans	$598,230	$13,885	$19,721	$—	$631,836

	December 31, 2012
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family first mortgage	$157,813	$1,659	$5,483	$—	$164,955
Home equity loans and lines	36,330	138	389	—	36,857
Commercial real estate	214,286	5,605	7,664	—	227,555
Construction and land	69,458	388	587	—	70,433
Multi-family residential	15,786	1,163	528	—	17,477
Commercial and industrial	67,983	2,590	184	—	70,757
Consumer	33,976	59	1	—	34,036

Total loans	$595,632	$11,602	$14,836	$—	$622,070

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

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

Age analysis of past due loans, excluding loans acquired with deteriorated credit quality, as of the dates indicated is as follows.

	March 31, 2013
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$5,856	$394	$3,474	$9,724	$164,046	$173,770
Home equity loans and lines	51	31	248	330	34,798	35,128
Commercial real estate	721	186	5,210	6,117	222,253	228,370
Construction and land	440	—	1,335	1,775	68,646	70,421
Multi-family residential	1,759	221	840	2,820	13,522	16,342

Total real estate loans	8,827	832	11,107	20,766	503,265	524,031

Other loans:
Commercial and industrial	716	29	117	862	72,286	73,148
Consumer	411	224	26	661	33,996	34,657

Total other loans	1,127	253	143	1,523	106,282	107,805

Total loans	$9,954	$1,085	$11,250	$22,289	$609,547	$631,836

	December 31, 2012
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$4,509	$672	$3,226	$8,407	$156,548	$164,955
Home equity loans and lines	90	116	149	355	36,502	36,857
Commercial real estate	1,451	854	3,565	5,870	221,685	227,555
Construction and land	956	—	586	1,542	68,891	70,433
Multi-family residential	531	42	529	1,102	16,375	17,477

Total real estate loans	7,537	1,684	8,055	17,276	500,001	517,277

Other loans:
Commercial and industrial	110	102	171	383	70,374	70,757
Consumer	478	449	1	928	33,108	34,036

Total other loans	588	551	172	1,311	103,482	104,793

Total loans	$8,125	$2,235	$8,227	$18,587	$603,483	$622,070

Excluding acquired loans, as of March 31, 2013 and December 31, 2012, the Company did not have any loans greater than 90 days past due and accruing.

The following is a summary of information pertaining to impaired loans excluding acquired loans as of the dates indicated.

	At Period Ended March 31, 2013
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$1,105	$1,105	$—	$1,109	$13
Home equity loans and lines	55	55	—	55	—
Commercial real estate	2,859	2,859	—	2,356	16
Construction and land	167	167	—	87	—
Multi-family residential	528	528	—	528	—
Commercial and industrial	1,022	1,022	—	256	15
Consumer	—	—	—	—	—

Total	$5,736	$5,736	$—	$4,391	$44

With an allowance recorded:
One- to four-family first mortgage	$199	$199	$39	$309	$3
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	332	—
Construction and land	70	70	14	18	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,313	1,313	301	328	20
Consumer	—	—	—	—	—

Total	$1,582	$1,582	$354	$987	$23

Total impaired loans:
One- to four-family first mortgage	$1,304	$1,304	$39	$1,418	$16
Home equity loans and lines	55	55	—	55	—
Commercial real estate	2,859	2,859	—	2,688	16
Construction and land	237	237	14	104	—
Multi-family residential	528	528	—	528	—
Commercial and industrial	2,335	2,335	301	584	35
Consumer	—	—	—	—	—

Total	$7,318	$7,318	$354	$5,378	$67

	At Period Ended December 31, 2012
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$1,117	$1,117	$—	$956	$62
Home equity loans and lines	56	56	—	71	2
Commercial real estate	2,985	2,985	—	3,451	100
Construction and land	60	60	—	631	—
Multi-family residential	528	528	—	528	—
Commercial and industrial	—	—	—	48	—
Consumer	—	—	—	—	—

Total	$4,746	$4,746	$—	$5,685	$164

With an allowance recorded:
One- to four-family first mortgage	$347	$347	$49	$445	$23
Home equity loans and lines	—	—	—	3	—
Commercial real estate	443	443	134	296	30
Construction and land	—	—	—	950	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	29	—
Consumer	—	—	—	—	—

Total	$790	$790	$183	$1,723	$53

Total impaired loans:
One- to four-family first mortgage	$1,464	$1,464	$49	$1,401	$85
Home equity loans and lines	56	56	—	74	2
Commercial real estate	3,428	3,428	134	3,747	130
Construction and land	60	60	—	1,581	—
Multi-family residential	528	528	—	528	—
Commercial and industrial	—	—	—	77	—
Consumer	—	—	—	—	—

Total	$5,536	$5,536	$183	$7,408	$217

A summary of information pertaining to nonaccrual Noncovered Loans as of dates indicated is as follows.

(dollars in thousands)	March 31, 2013	December 31, 2012
Nonaccrual loans(1):
One- to four-family first mortgage	$4,725	$4,644
Home equity loans and lines	275	149
Commercial real estate	6,987	5,368
Construction and land	1,457	709
Multi-family residential	1,638	1,327
Commercial and industrial	117	170
Consumer	26	1

Total	$15,225	$12,368

(1)	Includes $11.2 million and $10.2 million in acquired loans from GSFC as of March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

Troubled Debt Restructurings

During the course of its lending operations, the Company periodically grants concessions to its customers in an attempt to protect as much of its investment as possible and to minimize risk of loss. These concessions may include restructuring the terms of a customer loan to alleviate the burden of the customer’s near-term cash requirements. Effective January 1, 2011, the Company adopted the provisions of ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which provides clarification on the determination of whether loan restructurings are considered troubled debt restructurings (“TDRs”). In accordance with the ASU, in order to be considered a TDR, the Company must conclude that the restructuring of a loan to a borrower who is experiencing financial difficulties constitutes a “concession”. The Company defines a concession as a modification of existing terms granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties that the Company would otherwise not consider. The concession is either granted through an agreement with the customer or is imposed by a court or by a law. Concessions include modifying original loan terms to reduce or defer cash payments required as part of the loan agreement, including but not limited to:

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

Information about the Company’s TDRs is presented in the following tables.

	As of March 31, 2013
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs(1)

Real estate loans:
One- to four-family first mortgage	$—	$—	$351	$351
Home equity loans and lines	—	—	—	—
Commercial real estate	293	—	1,226	1,519
Construction and land	459	—	208	667
Multi-family residential	—	—	678	678

Total real estate loans	752	—	2,463	3,215

Other loans:
Commercial and industrial	1	—	879	880
Consumer	26	—	—	26

Total other loans	27	—	879	906

Total loans	$779	$—	$3,342	$4,121

	As of December 31, 2012
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs(1)

Real estate loans:
One- to four-family first mortgage	$—	$310	$51	$361
Home equity loans and lines	—	—	—	—
Commercial real estate	—	299	1,238	1,537
Construction and land	471	—	—	471
Multi-family residential	—	—	679	679

Total real estate loans	471	609	1,968	3,048

Other loans:
Commercial and industrial	5	—	896	901
Consumer	29	—	—	29

Total other loans	34	—	896	930

Total loans	$505	$609	$2,864	$3,978

(1)	TDRs include $3,226,000 and $3,058,000 at March 31, 2013 and December 31, 2012, respectively, of acquired loans with deteriorated loan quality.

None of the TDRs defaulted subsequent to the restructuring through the date the financial statements were issued. The Company restructured, as a TDR, one loan totaling $208,000 during the first quarter of 2013.

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of March 31, 2013, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets and liabilities measured for fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

		Fair Value Measurements Using
(dollars in thousands)	March 31, 2013	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$101,915	$—	$101,915	$—
Non-U.S. agency mortgage-backed	12,049	—	12,049	—
Municipal bonds	19,973	—	19,973	—
U.S. government agency	24,327	—	24,327	—

Total	$158,264	$—	$158,264	$—

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2012	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$102,513	$—	$102,513	$—
Non-U.S. agency mortgage-backed	12,668	—	12,668	—
Municipal bonds	17,585	—	17,585	—
U.S. government agency	24,490	—	24,490	—

Total	$157,256	$—	$157,256	$—

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

Nonrecurring Basis

In accordance with the provisions of ASC 310, Receivables, the Company records loans considered impaired at fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the fair value of the collateral for collateral-dependent loans. For non-collateral-dependent loans, fair value is measured by present valuing expected future cash flows. Impaired loans are classified as Level 3 assets when measured using appraisals from external parties of the collateral less any prior liens and when there is no observable market price. Repossessed assets are initially recorded at fair value less estimated costs to sell. The fair value of repossessed assets is based on property appraisals and an analysis of similar properties available. As such, the Company classifies repossessed assets as Level 3 assets.

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

		Fair Value Measurements Using
(dollars in thousands)	March 31, 2013	Level 1	Level 2	Level 3

Assets
Acquired loans with deteriorated credit quality	$46,538	$—	$—	$46,538
Acquired loans without deteriorated credit quality	110,824	—	—	110,824
Impaired loans, excluding acquired loans	6,964	—	—	6,964
Repossessed assets	7,128	—	—	7,128
FDIC loss sharing receivable	15,658	—	—	15,658

Total	$187,112	$—	$—	$187,112

Liabilities
Deposits acquired through business combinations	$51,309	$—	$—	$51,309
FHLB advances acquired through business combinations	10,846	—	—	10,846

Total	$62,155	$—	$—	$62,155

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2012	Level 1	Level 2	Level 3

Assets
Acquired loans with deteriorated credit quality	$50,854	$—	$—	$50,854
Acquired loans without deteriorated credit quality	117,536	—	—	117,536
Impaired loans, excluding acquired loans	5,353	—	—	5,353
Repossessed assets	6,454	—	—	6,454
FDIC loss sharing receivable	15,546	—	—	15,546

Total	$195,743	$—	$—	$195,743

Liabilities
Deposits acquired through business combinations	$81,948	$—	$—	$81,948
FHLB advances acquired through business combinations	18,257	—	—	18,257

Total	$100,205	$—	$—	$100,205

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

The carry value of mortgage loans held for sale and loans approximates its fair value.

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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at March 31, 2013
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3

Financial Assets
Cash and cash equivalents	$48,272	$48,272	$48,272	$—	$—
Interest-bearing deposits in banks	3,529	3,529	3,529	—	—
Investment securities available for sale	158,264	158,264	—	158,264	—
Investment securities held to maturity	1,464	1,537	—	1,537	—
Mortgage loans held for sale	4,374	4,374	—	4,374	—
Loans, net	672,904	681,363	—	—	681,363
Cash surrender value of BOLI	17,406	17,406	17,406	—	—
FDIC loss sharing receivable	15,658	15,658	—	—	15,658

Financial Liabilities
Deposits	$781,335	$783,443	$—	$732,134	$51,309
Short-term FHLB advances	20,500	20,500	20,500	—	—
Long-term FHLB advances	28,846	30,040	—	19,194	10,846

		Fair Value Measurements at December 31, 2012
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3

Financial Assets
Cash and cash equivalents	$39,539	$39,539	$39,529	$—	$—
Interest-bearing deposits in banks	3,529	3,529	3,529	—	—
Investment securities available for sale	157,256	157,256	—	157,256	—
Investment securities held to maturity	1,665	1,746	—	1,746	—
Mortgage loans held for sale	5,627	5,627	—	5,627	—
Loans, net	667,809	676,622	—	—	676,622
Cash surrender value of BOLI	17,286	17,286	17,286	—	—
FDIC loss sharing receivable	15,546	15,546	—	—	15,546

Financial Liabilities
Deposits	$771,429	$774,325	$—	$692,377	$81,948
Short-term FHLB advances	10,000	10,000	10,000	—	—
Long-term FHLB advances	36,257	37,619	—	19,362	18,257

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. and its wholly owned subsidiary, Home Bank, from December 31, 2012 to March 31, 2013 and on its results of operations for the three months ended March 31, 2013 and March 31, 2012. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

Forward-Looking Statements

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company or Bank, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of words such as “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions, or by future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly”. The Company’s or the Bank’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) for the year ended December 31, 2012. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

EXECUTIVE OVERVIEW

During the first quarter of 2013, the Company earned $1.9 million, a decrease of $199,000, or 9.6%, compared to the first quarter of 2012. Diluted earnings per share for the first quarter of 2013 were $0.26, a decrease of $0.03, or 10.3%, compared to the first quarter of 2012.

Key components of the Company’s performance during the three months ended March 31, 2013 are summarized below.

•

Loans as of March 31, 2013 were $678.6 million, an increase of $5.5 million, or 0.8%, from December 31, 2012. The increases in the one-to four-family first mortgage (up $8.5 million) and commercial and industrial (up $2.1 million) loan portfolios were largely offset by maturities and paydowns in most other segments of the loan portfolio. The increase in the one-to four-family first mortgage portfolio resulted primarily from the selective addition of 15-year term loans to the portfolio. As of March 31, 2013, Covered Loans totaled $41.5 million, a decrease of $4.2 million, or 9.2%, from December 31, 2012.

•

Core deposits (i.e., checking, savings, and money market accounts) increased $22.9 million, or 4.4%, from December 31, 2012. Core deposits totaled $541.3 million as of March 31, 2013. Total customer deposits as of March 31, 2013 were $781.3 million, an increase of $9.9 million, or 1.3%, from December 31, 2012.

•

Interest income decreased $390,000, or 3.5%, in the first quarter of 2013 compared to the first quarter of 2012. This decrease related primarily to a decline in loan interest income as a result of lower volumes of new loan originations and lower average yields earned on loans, reflecting the continuing low interest rate environment as well as the effects of competition for loans.

•

Interest expense decreased $288,000, or 21.9%, for the first quarter of 2013 compared to the first quarter of 2012. The decrease was primarily the result of reduced market rates and changes in the mix of customer deposits.

•

The provision for loan losses totaled $520,000 for the first quarter of 2013, a decrease of $192,000, or 26.9%, compared to the first quarter of 2012. As of March 31, 2013, the Company’s ratio of allowance for loan losses to total loans was 0.84%, compared to 0.79% at December 31, 2012. Excluding acquired loans, the ratio of the allowance for loan losses to total loans was 1.05% at March 31, 2013, compared to 1.01% at December 31, 2012.

•

Net charge-offs for the first three months of 2013 and 2012 were $165,000 and $3,000, respectively. The increase in net charge-offs for the first quarter of 2013 resulted primarily from the full charge off of one commercial and industrial loan relationship.

•

Noninterest income for the first quarter of 2013 increased $80,000, or 4.7%, compared to the first quarter of 2012. The increase in noninterest income resulted primarily from higher gains on the sale of mortgage loans (up $222,000), which was partially offset by decreases in discount accretion on the FDIC loss sharing receivable (down $65,000), bank card fees (down $54,000) and service fees and charges (down $24,000).

•

Noninterest expense for the first quarter of 2013 increased $487,000, or 6.2%, compared to the first quarter of 2012. The increase in noninterest expense in the first quarter of 2013 compared to the first quarter of 2012 resulted primarily from higher compensation and benefits (up $401,000), Louisiana shares tax (up $98,000) and marketing and advertising (up $88,000) expenses, which were partially offset by lower foreclosed asset expenses (down $90,000).

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – Loans totaled $678.6 million as of March 31, 2013, an increase of $5.5 million, or 0.8%, from December 31, 2012. The increase in loans was primarily driven by one-to four-family first mortgages (up $8.5 million) and commercial and industrial (up $2.1 million) loans, which were largely offset by maturities and paydowns in most other segments of the loan portfolio. The increase in the one-to four-family first mortgage portfolio resulted primarily from the selective addition of 15-year term loans to the portfolio. Covered Loans totaled $41.5 million as of March 31, 2013, a decrease of $4.2 million, or 9.2%, compared to December 31, 2012. The decrease in the Covered Loan portfolio was primarily the result of principal repayments.

The following table summarizes the composition of the Company’s loan portfolio (including loans covered by loss sharing agreements) as of the dates indicated.

	March 31,	December 31,	Increase/(Decrease)
(dollars in thousands)	2013	2012	Amount	Percent
Real estate loans:
One- to four-family first mortgage	$186,275	$177,816	$8,459	4.8%
Home equity loans and lines	38,543	40,425	(1,882)	(4.7)
Commercial real estate	251,656	252,805	(1,149)	(0.5)
Construction and land	74,229	75,529	(1,300)	(1.7)
Multi-family residential	18,500	19,659	(1,159)	(5.9)

Total real estate loans	569,203	566,234	2,969	0.5

Other loans:
Commercial and industrial	74,346	72,253	2,093	2.9
Consumer	35,029	34,641	388	1.1

Total other loans	109,375	106,894	2,481	2.3

Total loans	$678,578	$673,128	$5,450	0.8%

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger (i.e., loans with balances of $100,000 or greater) commercial real estate, multi-family residential, construction and land loans and commercial and industrial loans are individually evaluated for impairment. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer. The Company typically orders an “as is” valuation for collateral property if the loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of March 31, 2013 and December 31, 2012, loans individually evaluated for impairment, excluding Covered Loans, amounted to $12.5 million and $10.8 million, respectively. As of March 31, 2013 and December 31, 2012, substandard loans, excluding Covered Loans, amounted to $24.9 million and $21.1 million, respectively. The amount of the allowance for loan losses allocated to impaired or substandard loans, excluding acquired loans, totaled $354,000 and $183,000 as of March 31, 2013 and December 31, 2012, respectively. There were no assets classified as doubtful or loss as of March 31, 2013 and December 31, 2012.

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

A savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Federal bank regulators which can order the establishment of additional general or specific loss allowances. The Federal banking agencies have adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyzes all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management establishes acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Our management believes that, based on information currently available, our allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonably estimable as of each reporting date. However, actual losses are dependent upon future events and, as such, further additions to the level of allowance for loan losses may become necessary.

Nonperforming assets (“NPAs”) defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed assets, excluding Covered Assets, amounted to $18.8 million, or 2.0% of total assets, as of March 31, 2013, compared to $16.1 million, or 1.8% of total assets, as of December 31, 2012. Total NPAs, including Covered Assets, amounted to $30.5 million, or 3.1% of total assets as of March 31, 2013, compared to $28.4 million, or 2.9% of total assets as of December 31, 2012.

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

The following table sets forth the composition of the Company’s NPAs and troubled debt restructurings as of the dates indicated.

(dollars in thousands)	March 31, 2013(1)	December 31, 2012(2)
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$7,493	$7,260
Home equity loans and lines	424	284
Commercial real estate	7,551	6,984
Construction and land	4,178	4,113
Multi-family residential	1,638	1,327
Other loans:
Commercial and industrial	1,886	1,916
Consumer	161	63

Total nonaccrual loans	23,331	21,947
Accruing loans 90 days or more past due	—	—

Total nonperforming loans	23,331	21,947
Foreclosed assets	7,128	6,454

Total nonperforming assets	30,459	28,401
Performing troubled debt restructurings	779	1,114

Total nonperforming assets and troubled debt restructurings	$31,238	$29,515

Nonperforming loans to total loans	3.44%	3.26%
Nonperforming loans to total assets	2.39%	2.28%
Nonperforming assets to total assets	3.12%	2.95%

(1)

Includes $11.6 million in Covered Assets acquired from Statewide and $12.3 million of assets acquired from GSFC. Excluding acquired loans and assets, ratios for nonperforming loans to total loans, nonperforming loans to total assets and nonperforming assets to total assets were 0.77%, 0.49% and 0.80%, respectively, at March 31, 2013.

(2)

Includes $12.3 million in Covered Assets acquired from Statewide and $11.2 million of assets acquired from GSFC. Excluding acquired loans and assets, ratios for nonperforming loans to total loans, nonperforming loans to total assets and nonperforming assets to total assets were 0.43%, 0.28% and 0.62%, respectively, at December 31, 2012.

Net loan charge-offs for the first quarter of 2013 were $165,000, compared to $3,000 for the first quarter of 2012. The increase in net charge-offs for the first quarter of 2013 resulted primarily from the full charge off of one commercial and industrial loan relationship.

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

Acquired loans were recorded as of their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. Under current accounting principles, if the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for loan losses. As of March 31, 2013, $205,000 of our allowance for loan losses was allocated to acquired loans with deteriorated credit quality.

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

The following table presents the activity in the allowance for loan losses during the first three months of 2013.

(dollars in thousands)	Amount

Balance, December 31, 2012	$5,319
Provision charged to operations	520
Loans charged off	(189)
Recoveries on charged off loans	24

Balance, March 31, 2013	$5,674

At March 31, 2013, the Company’s ratio of allowance for loan losses to total loans was 0.84%, compared to 0.79% and 0.86% at December 31, 2012 and March 31, 2012, respectively. Excluding acquired loans, the ratio of allowance for loan losses to total organic loans was 1.05% at March 31, 2013, compared to 1.01% and 1.22% at December 31, 2012 and March 31, 2012, respectively.

Investment Securities

The Company’s investment securities portfolio totaled $159.7 million as of March 31, 2013, an increase of $807,000, or 0.5%, from December 31, 2012. As of March 31, 2013, the Company had a net unrealized gain on its available for sale investment securities portfolio of $4.6 million, compared to $4.9 million as of December 31, 2012. The investment securities portfolio had a modified duration of 3.7 years at March 31, 2013 and December 31, 2012.

The following table summarizes activity in the Company’s investment securities portfolio during the first three months of 2013.

(dollars in thousands)	Available for Sale	Held to Maturity

Balance, December 31, 2012	$157,256	$1,665
Purchases	8,108	—
Sales	—	—
Principal payments and calls	(6,569)	(201)
Accretion of discounts and amortization of premiums, net	(257)	—
Decrease in market value	(274)	—

Balance, March 31, 2013	$158,264	$1,464

Funding Sources

Deposits – Deposits totaled $781.3 million as of March 31, 2013, an increase of $9.9 million, or 1.3%, compared to December 31, 2012. Core deposits totaled $541.3 million as of March 31, 2013, an increase of $22.9 million, or 4.4%, compared to December 31, 2012.

The following table sets forth the composition of the Company’s deposits at the dates indicated.

	March 31,	December 31,	Increase (Decrease)
(dollars in thousands)	2013	2012	Amount	Percent

Demand deposit	$172,536	$152,462	$20,074	13.2%
Savings	53,677	51,515	2,162	4.2
Money market	196,009	191,191	4,818	2.5
NOW	119,111	123,294	(4,183)	(3.4)
Certificates of deposit	240,002	252,967	(12,965)	(5.1)

Total deposits	$781,335	$771,429	$9,906	1.3%

Federal Home Loan Bank Advances – Short-term FHLB advances totaled $20.5 million as of March 31, 2013, compared to $10.0 million as of December 31, 2012.

Long-term FHLB advances totaled $28.8 million as of March 31, 2013, compared to $36.3 million as of December 31, 2012.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding that allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. Shareholders’ equity increased $1.5 million, or 1.1%, from $141.6 million as of December 31, 2012 to $143.1 million as of March 31, 2013.

As of March 31, 2013, the Bank had regulatory capital that was well in excess of regulatory requirements. The following table details the Bank’s actual levels and current regulatory capital requirements as of March 31, 2013.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 risk-based capital	$132,331	21.20%	$24,964	4.00%	$37,445	6.00%
Total risk-based capital	138,006	22.11	49,927	8.00	62,409	10.00
Tier 1 leverage capital	132,331	13.70	38,635	4.00	48,294	5.00
Tangible capital	132,331	13.70	14,488	1.50	N/A	N/A

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity Management

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring adequate cash flow exists to meet the Company’s needs, including operating, strategic and capital. The Company develops its liquidity management strategies as part of its overall asset/liability management process. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity. As of March 31, 2013, cash and cash equivalents totaled $48.3 million. At such date, investment securities available for sale totaled $158.3 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. As of March 31, 2013, certificates of deposit maturing within the next 12 months totaled $173.7 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended March 31, 2013, the average balance of our outstanding FHLB advances was $41.2 million. As of March 31, 2013, the Company had $49.3 million in outstanding FHLB advances and had $312.9 million in additional FHLB advances available.

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

Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of March 31, 2013.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	0.8%
+200	0.8
+100	0.7

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of March 31, 2013 and December 31, 2012.

	Contract Amount
	March 31,	December 31,
(dollars in thousands)	2013	2012

Standby letters of credit	$2,565	$2,907
Available portion of lines of credit	69,603	59,124
Undisbursed portion of loans in process	53,679	47,678
Commitments to originate loans	55,391	77,857

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

RESULTS OF OPERATIONS

During the first quarter of 2013, the Company earned $1.9 million, a decrease of $199,000, or 9.6%, compared to the first quarter of 2012. Diluted earnings per share for the first quarter of 2013 were $0.26, a decrease of $0.03, or 10.3%, compared to the first quarter of 2012.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 4.48% and 4.52% for the three months ended March 31, 2013 and March 31, 2012, respectively. The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.63% and 4.65% for the three months ended March 31, 2013 and March 31, 2012, respectively. The decrease in the net interest spread and net interest margin related primarily to lower average loan yields.

Net interest income totaled $9.9 million for the three months ended March 31, 2013, a decrease of $102,000, or 1.0%, compared to the three months ended March 31, 2012. The decline in net interest income in the first quarter of 2013 compared to the first quarter of 2012 was due largely to a decline in loan interest income as a result of lower volumes of new loan originations and lower average yields earned on loans, reflecting the continuing low interest rate environment as well as the effects of competition for loans.

Interest income decreased $390,000, or 3.5%, in the first quarter of 2013, compared to the first quarter of 2012. The decline in interest income in the first quarter of 2013 compared to the first quarter of 2012 was due largely to a decline in loan interest income for the reasons described in the preceding paragraph.

Interest expense decreased $288,000, or 21.9%, in the first quarter of 2013 compared to the first quarter of 2012. The decreases were primarily the result of reduced market rates and changes in the mix of customer deposits.

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average monthly balances during the indicated periods. Taxable equivalent yields are calculated using a marginal tax rate of 35%.

	Three Months Ended March 31,
	2013			2012
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)
Interest-earning assets:
Loans receivable(1)	$675,435	$10,073	5.98%	$672,713	$10,371	6.13%
Investment securities (TE)	153,958	771	2.15	155,476	860	2.32
Other interest-earning assets	28,753	31	0.44	25,160	34	0.55

Total interest-earning assets (TE)	858,146	10,875	5.11	853,349	11,265	5.27

Noninterest-earning assets	103,396			112,334

Total assets	$961,542			$965,683

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$369,594	$269	0.30%	$316,004	$352	0.45%
Certificates of deposit	245,421	612	1.01	282,476	780	1.11

Total interest-bearing deposits	615,015	881	0.58	598,480	1,132	0.76
FHLB advances	41,243	144	1.39	101,473	181	0.71

Total interest-bearing liabilities	656,258	1,025	0.63	699,953	1,313	0.75

Noninterest-bearing liabilities	162,171			130,831

Total liabilities	818,429			830,784
Shareholders’ equity	143,113			134,899

Total liabilities and shareholders’ equity	$961,542			$965,683

Net interest-earning assets	$201,888			$153,396

Net interest spread (TE)		$9,850	4.48%		$9,952	4.52%

Net interest margin (TE)			4.63%			4.65%

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

	For the Three Months Ended
	March 31,
	2013 Compared to 2012
	Change Attributable To
(dollars in thousands)	Rate	Volume	Total Increase (Decrease)
Interest income:
Loans receivable	$(314)	$16	$(298)
Investment securities (TE)	(76)	(13)	(89)
Other interest-earning assets	(7)	4	(3)

Total interest income	(397)	7	(390)

Interest expense:
Savings, checking and money market accounts	(365)	282	(83)
Certificates of deposit	(19)	(149)	(168)
FHLB advances	160	(197)	(37)

Total interest expense	(224)	(64)	(288)

Increase (decrease) in net interest income	$(173)	$71	$(102)

Provision for Loan Losses – For the quarter ended March 31, 2013, the Company recorded a provision for loan losses of $520,000, 26.9% lower than the $712,000 for the same period in 2012. As of March 31, 2013, the Company’s ratio of allowance for loan losses to total loans was 0.84%, compared to 0.79% and 0.86% at December 31, 2012 and March 31, 2012, respectively. Excluding acquired loans, the ratio of the allowance for loan losses to total loans was 1.05% at March 31, 2013, compared to 1.01% at December 31, 2012 and 1.22% at March 31, 2012.

Noninterest Income – The Company’s noninterest income was $1.8 million for the three months ended March 31, 2013, $80,000, or 4.7%, higher than the $1.7 million earned for the same period in 2012. The increase in noninterest income in the first quarter of 2013 compared to the first quarter of 2012 resulted primarily from higher gains on sale of mortgage loans (up $222,000) due to increase volume of loans sold and better pricing, which was partially offset by decreases in discount accretion on the FDIC loss sharing receivable (down $65,000), bank card fees (down $54,000) and service fees and charges (down $24,000).

Noninterest Expense – The Company’s noninterest expense was $8.3 million for the three months ended March 31, 2013, $487,000, or 6.2%, higher than the $7.8 million recorded for the same period in 2012. The increase in noninterest expense in the first quarter of 2013 compared to the first quarter of 2012 resulted primarily from higher compensation and benefits (up $401,000) due to salary growth and higher health care costs, Louisiana shares tax (up $98,000) and marketing and advertising (up $88,000) expenses, which were partially offset by lower foreclosed asset expenses (down $90,000).

Income Taxes – For the quarters ended March 31, 2013 and March 31, 2012, the Company incurred income tax expense of $952,000 and $1.1 million, respectively. The Company’s effective tax rate amounted to 33.8% and 34.2% during the first quarters of 2013 and 2012, respectively. Differences between the effective tax rate and the statutory tax rate primarily relate to variances in items that are non-taxable or non-deductible (e.g., state tax, tax-exempt income, tax credits, etc.).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/ Liability Management and Market Risk”. Additional information at March 31, 2013 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for December 31, 2012 filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds.

The Company’s purchases of its common stock made during the quarter consisted of stock repurchases under the Company’s approved plan and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
January 1 - January 31, 2013	1,500	$18.32	239,662	143,936
February 1 - February 28, 2013	13,349	18.56	253,011	130,587
March 1 - March 31, 2013	21,311	18.56	274,322	109,276

Total	36,160	$18.55	274,322	109,276

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

HOME BANCORP, INC.

May 9, 2013	By:	/s/ John W. Bordelon
John W. Bordelon
President, Chief Executive Officer and Director

May 9, 2013	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer

May 9, 2013	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank First Vice President and Director of Financial Reporting