Form 10-Q
period 2013-06-30
HOME BANCORP, INC.
filed 2013-08-08
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2013

or

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

At August 1, 2013, the registrant had 7,107,336 shares of common stock, $0.01 par value, outstanding.

HOME BANCORP, INC. and SUBSIDIARY

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) June 30, 2013	(Audited) December 31, 2012
Assets
Cash and cash equivalents	$51,957,884	$39,539,366
Interest-bearing deposits in banks	3,284,000	3,529,000
Investment securities available for sale, at fair value	150,387,103	157,255,828
Investment securities held to maturity (fair values of $5,397,491 and $1,746,375, respectively)	5,505,716	1,665,184
Mortgage loans held for sale	4,229,298	5,627,104
Loans covered by loss sharing agreements	27,350,973	45,764,397
Noncovered loans, net of unearned income	648,568,074	627,363,937

Total loans, net of unearned income	675,919,047	673,128,334
Allowance for loan losses	(6,093,556)	(5,319,235)

Total loans, net of unearned income and allowance for loan losses	669,825,491	667,809,099

Office properties and equipment, net	30,473,517	30,777,184
Cash surrender value of bank-owned life insurance	17,523,536	17,286,434
FDIC loss sharing receivable	15,065,655	15,545,893
Accrued interest receivable and other assets	23,511,646	23,891,172

Total Assets	$971,763,846	$962,926,264

Liabilities
Deposits:
Noninterest-bearing	$180,375,943	$152,461,606
Interest-bearing	596,860,347	618,967,729

Total deposits	777,236,290	771,429,335
Short-term Federal Home Loan Bank (FHLB) advances	42,500,000	10,000,000
Long-term Federal Home Loan Bank (FHLB) advances	10,000,000	36,256,805
Accrued interest payable and other liabilities	3,868,422	3,666,264

Total Liabilities	833,604,712	821,352,404

Shareholders’ Equity
Preferred stock, $0.01 par value – 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value – 40,000,000 shares authorized; 8,956,195 and 8,950,495 shares issued; 7,141,691 and 7,439,127 shares outstanding, respectively	89,563	89,506
Additional paid-in capital	91,309,237	90,986,820
Treasury stock at cost – 1,814,504 and 1,511,368 shares, respectively	(27,187,845)	(21,719,954)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(5,445,370)	(5,623,910)
Recognition and Retention Plan (RRP)	(1,042,097)	(1,831,759)
Retained earnings	79,540,747	76,435,222
Accumulated other comprehensive income	894,899	3,237,935

Total Shareholders’ Equity	138,159,134	141,573,860

Total Liabilities and Shareholders’ Equity	$971,763,846	$962,926,264

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Interest Income
Loans, including fees	$10,067,629	$10,383,044	$20,140,379	$20,754,401
Investment securities	752,159	812,148	1,523,210	1,671,631
Other investments and deposits	32,299	35,068	63,606	69,466

Total interest income	10,852,087	11,230,260	21,727,195	22,495,498

Interest Expense
Deposits	799,667	1,084,579	1,680,680	2,216,427
Short-term FHLB advances	11,452	15,608	15,086	31,450
Long-term FHLB advances	111,065	162,158	251,110	327,152

Total interest expense	922,184	1,262,345	1,946,876	2,575,029

Net interest income	9,929,903	9,967,915	19,780,319	19,920,469
Provision for loan losses	2,247,802	1,160,326	2,768,193	1,872,226

Net interest income after provision for loan losses	7,682,101	8,807,589	17,012,126	18,048,243

Noninterest Income
Service fees and charges	579,594	583,916	1,125,941	1,153,858
Bank card fees	454,123	484,408	868,515	952,692
Gain on sale of loans, net	426,442	417,934	974,861	744,105
Income from bank-owned life insurance	117,551	130,927	237,102	262,206
Gain on sale of securities, net	428,200	59,079	428,200	59,247
Accretion of FDIC loss sharing receivable	111,649	175,622	223,848	353,131
Other income	78,766	47,773	118,132	74,335

Total noninterest income	2,196,325	1,899,659	3,976,599	3,599,574

Noninterest Expense
Compensation and benefits	4,880,129	4,826,649	9,976,347	9,522,358
Occupancy	759,939	702,003	1,468,725	1,396,945
Marketing and advertising	172,327	184,890	411,523	336,364
Data processing and communication	626,156	666,999	1,267,671	1,339,340
Professional services	193,506	255,483	406,252	487,736
Forms, printing and supplies	136,023	140,449	242,796	266,715
Franchise and shares tax	272,960	175,651	546,580	351,302
Regulatory fees	219,635	213,018	442,884	411,175
Foreclosed assets, net	(32,185)	242,726	145,758	510,724
Other expenses	785,588	635,046	1,401,859	1,229,077

Total noninterest expense	8,014,078	8,042,914	16,310,395	15,851,736

Income before income tax expense	1,864,348	2,664,334	4,678,330	5,796,081
Income tax expense	620,757	911,659	1,572,805	1,982,948

Net Income	$1,243,591	$1,752,675	$3,105,525	$3,813,133

Earnings per share:
Basic	$0.19	$0.25	$0.46	$0.55
Diluted	$0.18	$0.24	$0.44	$0.53

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Net Income	$1,243,591	$1,752,675	$3,105,525	$3,813,133

Other Comprehensive (Loss) Income
Unrealized (losses) gains on investment securities	$(2,773,817)	$208,618	$(3,100,994)	$1,540,172
Reclassification adjustment for gains included in net income	(428,200)	(59,079)	(428,200)	(59,247)
Tax effect (1)	1,074,918	(52,338)	1,186,158	(518,324)

Other comprehensive (loss) income, net of taxes	$(2,127,099)	$97,201	$(2,343,036)	$962,601

Comprehensive (Loss) Income	$(883,508)	$1,849,876	$762,489	$4,775,734

(1)

The tax effect for the three and six months ended June 30, 2013 on the change in unrealized (losses) gains on investment securities was $925,048 and $1,036,288, respectively, compared to $73,016 and $539,060, respectively, for the three and six months ended June 30, 2012. The tax effect for the three and six months ended June 30, 2013 on the reclassification adjustment for gains included in net income had a tax effect of $149,870 and $149,870, respectively, compared to $20,087 and $20,144, respectively, for the three and six months ended June 30, 2012.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2011(1)	$89,335	$89,741,406	$(15,892,315)	$(5,980,990)	$(2,644,523)	$67,245,350	$1,726,571	$134,284,834
Comprehensive income:
Net income						3,813,133		3,813,133
Other Comprehensive income							962,601	962,601
Treasury stock acquired at cost, 77,925 shares			(1,316,540)					(1,316,540)
Exercise of stock options	118	135,606						135,724
RRP shares released for allocation		(650,966)			780,877			129,911
ESOP shares released for allocation		117,370		178,540				295,910
Share-based compensation cost		725,725						725,725

Balance, June 30, 2012	$89,453	$90,069,141	$(17,208,855)	$(5,802,450)	$(1,863,646)	$71,058,483	$2,689,172	$139,031,298

Balance, December 31, 2012(1)	$89,506	$90,986,820	$(21,719,954)	$(5,623,910)	$(1,831,759)	$76,435,222	$3,237,935	$141,573,860
Comprehensive income:
Net income						3,105,525		3,105,525
Other Comprehensive loss							(2,343,036)	(2,343,036)
Treasury stock acquired at cost, 303,136 shares			(5,467,891)					(5,467,891)
Exercise of stock options	57	65,858						65,915
RRP shares released for allocation		(633,711)			789,662			155,951
ESOP shares released for allocation		150,260		178,540				328,800
Share-based compensation cost		740,010						740,010

Balance, June 30, 2013	$89,563	$91,309,237	$(27,187,845)	$(5,445,370)	$(1,042,097)	$79,540,747	$894,899	$138,159,134

(1)	Balances as of December 31, 2011 and December 31, 2012 are audited.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$3,105,525	$3,813,133
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,768,193	1,872,226
Depreciation	721,627	728,844
(Accretion) amortization of purchase accounting valuations and intangibles	(53,200)	513,692
Net amortization of mortgage servicing asset	96,346	70,220
Federal Home Loan Bank stock dividends	(4,300)	(9,800)
Net amortization of premium on investments	549,384	570,974
Gain on sale of investment securities, net	(428,200)	(59,247)
Gain on loans sold, net	(974,861)	(744,105)
Proceeds, including principal payments, from loans held for sale	49,803,695	16,317,991
Originations of loans held for sale	(47,532,308)	(13,714,739)
Non-cash compensation	1,068,810	1,021,635
Deferred income tax provision	233,532	202,102
Increase in interest receivable and other assets	(945,308)	(2,141,136)
Increase in cash surrender value of bank-owned life insurance	(237,102)	(262,206)
Increase in accrued interest payable and other liabilities	253,051	262,654

Net cash provided by operating activities	8,424,884	8,442,238

Cash flows from investing activities:
Purchases of securities available for sale	(19,993,714)	(17,818,191)
Purchases of securities held to maturity	(4,184,932)	—
Proceeds from maturities, prepayments and calls on securities available for sale	15,514,917	18,595,696
Proceeds from maturities, prepayments and calls on securities held to maturity	336,680	1,038,819
Proceeds from sales on securities available for sale	7,704,863	12,737,454
Net increase in loans	(6,112,822)	(21,777,565)
Reimbursement from FDIC for covered assets	704,086	1,748,270
Decrease in certificates of deposit in other institutions	245,000	1,074,000
Proceeds from sale of repossessed assets	4,155,233	4,850,102
Purchases of office properties and equipment	(417,960)	(544,775)
Proceeds from sale of properties and equipment	—	1,048,771
Purchases of Federal Home Loan Bank stock	(1,582,700)	—
Proceeds from redemption of Federal Home Loan Bank stock	727,100	1,396,100

Net cash (used in) provided by investing activities	(2,904,249)	2,348,681

Cash flows from financing activities:
Increase in deposits	5,858,879	48,799,017
Increase (decrease) in Federal Home Loan Bank advances	6,440,980	(38,470,103)
Purchase of treasury stock	(5,467,891)	(1,316,540)
Proceeds from exercise of stock options	65,915	135,724

Net cash provided by financing activities	6,897,883	9,148,098

Net change in cash and cash equivalents	12,418,518	19,939,017
Cash and cash equivalents at beginning of year	39,539,366	31,272,508

Cash and cash equivalents at end of period	$51,957,884	$51,211,525

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Home Bancorp, Inc. (the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, other comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six-month period ended June 30, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2012.

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

2. Accounting Developments

In October 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2012-06, Subsequent Accounting for an Indemnification Asset as a result of a Government-Assisted Acquisition of a Financial Institution. ASU 2012-06 requires the change in measurement of the indemnification asset to be accounted for on the same basis as the change in the indemnified item. Any amortization period for the changes in value would be limited to the shorter of the term of the indemnification agreement or the remaining life of the indemnified assets. The amendments are effective for fiscal years beginning on or after December 15, 2012 and interim periods within those fiscal years. The amendments are applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption. The Company has adopted ASU 2012-06, and the adoption of the guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments limit the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, to certain derivative instruments (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and lending arrangements that are either (1) offset on the balance sheet or (2) subject to an enforceable master netting arrangement or similar agreement. This ASU amends the scope of FASB ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires additional disclosure regarding the offsetting of assets and liabilities to enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The effective date of the amendments coincides with that of ASU 2011-11 (i.e., for fiscal years beginning on or after January 1, 2013, and interim periods within those years). The amendments are applied retrospectively for all comparative periods presented on the balance sheet. The Company has adopted ASU 2013-01, and the adoption of the guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

3. Investment Securities

Summary information regarding the Company’s investment securities classified as available for sale and held to maturity as of June 30, 2013 and December 31, 2012 is as follows.

(dollars in thousands)	Gross Unrealized Losses
June 30, 2013	Amortized Cost	Gross Unrealized Gains	Less Than 1 Year	Over 1 Year	Fair Value
Available for sale:
U.S. agency mortgage-backed	$93,510	$2,229	$767	$1	$94,971
Non-U.S. agency mortgage-backed	11,236	113	42	23	11,284
Municipal bonds	20,519	347	403	—	20,463
U.S. government agency	23,745	356	432	—	23,669

Total available for sale	$149,010	$3,045	$1,644	$24	$150,387

Held to maturity:
U.S. agency mortgage-backed	$357	$6	$—	$—	$363
Municipal bonds	5,149	52	167	—	5,034

Total held to maturity	$5,506	$58	$167	$—	$5,397

(dollars in thousands)	Gross Unrealized Losses
December 31, 2012	Amortized Cost	Gross Unrealized Gains	Less Than 1 Year	Over 1 Year	Fair Value
Available for sale:
U.S. agency mortgage-backed	$99,137	$3,391	$14	$1	$102,513
Non-U.S. agency mortgage-backed	12,426	280	—	38	12,668
Municipal bonds	16,843	774	32	—	17,585
U.S. government agency	23,944	553	7	—	24,490

Total available for sale	$152,350	$4,998	$53	$39	$157,256

Held to maturity:
U.S. agency mortgage-backed	$693	$13	$—	$—	$706
Municipal bonds	972	68	—	—	1,040

Total held to maturity	$1,665	$81	$—	$—	$1,746

The amortized cost and estimated fair value by maturity of the Company’s investment securities as of June 30, 2013 are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$348	$289	$13,431	$80,903	$94,971
Non-U.S. agency mortgage-backed	—	—	—	11,284	11,284
Municipal bonds	513	4,089	10,974	4,887	20,463
U.S. government agency	2,528	4,305	11,594	5,242	23,669

Total available for sale	$3,389	$8,683	$35,999	$102,316	$150,387

Securities held to maturity:
U.S. agency mortgage-backed	$106	$257	$—	$—	$363
Municipal bonds	219	804	2,559	1,452	5,034

Total held to maturity	325	1,061	2,559	1,452	5,397

Total investment securities	$3,714	$9,744	$38,558	$103,768	$155,784

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$331	$269	$13,511	$79,399	$93,510
Non-U.S. agency mortgage-backed	—	—	—	11,236	11,236
Municipal bonds	511	4,019	11,056	4,933	20,519
U.S. government agency	2,500	4,274	11,983	4,988	23,745

Total available for sale	$3,342	$8,562	$36,550	$100,556	$149,010

Securities held to maturity:
U.S. agency mortgage-backed	$100	$257	$—	$—	$357
Municipal bonds	215	757	2,668	1,509	5,149

Total held to maturity	315	1,014	2,668	1,509	5,506

Total investment securities	$3,657	$9,576	$39,218	$102,065	$154,516

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

The Company performs a process to identify securities that could potentially have a credit impairment that is other-than-temporary. This process involves evaluating each security for impairment by monitoring credit performance, collateral type, collateral geography, bond credit support, loan-to-value ratios, credit scores, loss severity levels, pricing levels, downgrades by rating agencies, cash flow projections and other factors as indicators of potential credit issues. When the Company determines that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.

As of June 30, 2013 and December 31, 2012, the Company had $41,979,000 and $41,462,000, respectively, of securities pledged to secure public deposits.

As of June 30, 2013, 58 debt securities had unrealized losses totaling 2.6% of the individual securities’ amortized cost basis and 1.2% of the Company’s total amortized cost basis of the investment securities portfolio. Two of the 58 securities had been in a continuous loss position for over 12 months at such date. The two securities had an aggregate amortized cost basis of $1,208,000 and unrealized loss of $24,000 at June 30, 2013. Management has the intent and ability to hold these debt securities until maturity, or until anticipated recovery; hence, no declines in these two securities were deemed to be other-than-temporary.

4. Earnings Per Share

Earnings per common share were computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012

Numerator:
Net income available to common shareholders	$1,244	$1,753	$3,106	$3,813

Denominator:
Weighted average common shares outstanding	6,652	6,972	6,700	6,963
Effect of dilutive securities:
Restricted stock	58	77	72	87
Stock options	254	186	260	166

Weighted average common shares outstanding – assuming dilution	6,964	7,235	7,032	7,216

Earnings per common share	$0.19	$0.25	$0.46	$0.55

Earnings per common share – assuming dilution	$0.18	$0.24	$0.44	$0.53

Options on 51,170 and 42,764 shares of common stock were not included in the computation of diluted earnings per share for the three months ended June 30, 2013 and June 30, 2012, respectively, because the effect of these shares was anti-dilutive. Options on 50,243 and 39,797 shares of common stock were not included in the computation of diluted earnings per share for the six months ended June 30, 2013 and June 30, 2012, respectively, because the effect of these shares was anti-dilutive.

5. Credit Quality and Allowance for Loan Losses

The allowance for loan losses and recorded investment in loans as of the dates indicated are as follows.

	As of June 30, 2013
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
One- to four-family first mortgage	$917	$—	$68	$985
Home equity loans and lines	449	—	—	449
Commercial real estate	2,278	—	—	2,278
Construction and land	748	—	—	748
Multi-family residential	86	—	—	86
Commercial and industrial	826	295	—	1,121
Consumer	427	—	—	427

Total allowance for loan losses	$5,731	$295	$68	$6,094

	As of June 30, 2013
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Total
Loans:
One- to four-family first mortgage	$172,164	$301	$8,778	$181,243
Home equity loans and lines	35,784	—	2,166	37,950
Commercial real estate	235,781	360	14,645	250,786
Construction and land	67,346	151	3,772	71,269
Multi-family residential	14,321	529	2,025	16,875
Commercial and industrial	78,075	2,478	824	81,377
Consumer	36,214	—	205	36,419

Total loans	$639,685	$3,819	$32,415	$675,919

	As of December 31, 2012
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
One- to four-family first mortgage	$749	$49	$184	$982
Home equity loans and lines	322	—	21	343
Commercial real estate	1,906	134	—	2,040
Construction and land	785	—	—	785
Multi-family residential	86	—	—	86
Commercial and industrial	683	—	—	683
Consumer	400	—	—	400

Total allowance for loan losses	$4,931	$183	$205	$5,319

Loans:
One- to four-family first mortgage	$163,491	$1,464	$12,861	$177,816
Home equity loans and lines	36,801	56	3,568	40,425
Commercial real estate	224,127	3,428	25,250	252,805
Construction and land	70,373	60	5,096	75,529
Multi-family residential	16,949	528	2,182	19,659
Commercial and industrial	70,757	—	1,496	72,253
Consumer	34,036	—	605	34,641

Total loans	$616,534	$5,536	$51,058	$673,128

A summary of the activity in the allowance for loan losses during the six months ended June 30, 2013 and June 30, 2012 is as follows.

	For the Six Months Ended June 30, 2013
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Allowance for loan losses:
One- to four-family first mortgage	$982	$(35)	$—	$38	$985
Home equity loans and lines	343	—	5	101	449
Commercial real estate	2,040	—	—	238	2,278
Construction and land	785	(26)	—	(11)	748
Multi-family residential	86	—	—	—	86
Commercial and industrial	683	(1,962)	14	2,386	1,121
Consumer	400	(7)	18	16	427

Total allowance for loan losses	$5,319	$(2,030)	$37	$2,768	$6,094

	For the Six Months Ended June 30, 2012
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Allowance for loan losses:
One- to four-family first mortgage	$778	$—	$—	$24	$802
Home equity loans and lines	336	(15)	12	3	336
Commercial real estate	1,755	(1,452)	—	1,715	2,018
Construction and land	904	(151)	—	84	837
Multi-family residential	64	—	—	39	103
Commercial and industrial	922	(55)	4	(29)	842
Consumer	345	(11)	6	36	376

Total allowance for loan losses	$5,104	$(1,684)	$22	$1,872	$5,314

On March 12, 2010, the Company’s wholly owned subsidiary, Home Bank (the “Bank”) acquired certain assets and liabilities of the former Statewide Bank in a Federal Deposit Insurance Corporation (“FDIC”) assisted transaction. In connection with the transaction, Home Bank entered into loss sharing agreements with the FDIC which cover the acquired loan portfolio (“Covered Loans”) and repossessed assets (collectively referred to as “Covered Assets”). Under the terms of the loss sharing agreements, the FDIC will, subject to the terms and conditions of the agreements, absorb 80% of the first $41,000,000 of losses incurred on Covered Assets and 95% of losses on Covered Assets exceeding $41,000,000 during the periods specified in the loss sharing agreements.

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

	June 30, 2013
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family first mortgage	$165,867	$1,037	$5,561	$—	$172,465
Home equity loans and lines	34,944	406	434	—	35,784
Commercial real estate	227,610	792	7,739	—	236,141
Construction and land	65,905	275	1,317	—	67,497
Multi-family residential	11,589	926	2,335	—	14,850
Commercial and industrial	74,182	3,805	2,566	—	80,553
Consumer	35,995	189	30	—	36,214

Total loans	$616,092	$7,430	$19,982	$—	$643,504

	December 31, 2012
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family first mortgage	$157,813	$1,659	$5,483	$—	$164,955
Home equity loans and lines	36,330	138	389	—	36,857
Commercial real estate	214,286	5,605	7,664	—	227,555
Construction and land	69,458	388	587	—	70,433
Multi-family residential	15,786	1,163	528	—	17,477
Commercial and industrial	67,983	2,590	184	—	70,757
Consumer	33,976	59	1	—	34,036

Total loans	$595,632	$11,602	$14,836	$—	$622,070

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

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

In addition, residential loans are classified using an inter-agency regulatory methodology that incorporates the extent of delinquencies and loan-to-value ratios. These classifications were the most current available as of the dates indicated and were generally updated within the quarter. Loans acquired with deteriorated credit quality are excluded from the above schedules of credit quality indicators.

Age analysis of past due loans, excluding loans acquired with deteriorated credit quality, as of the dates indicated is as follows.

	June 30, 2013
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$1,589	$2,141	$3,413	$7,143	$165,322	$172,465
Home equity loans and lines	471	1	252	724	35,060	35,784
Commercial real estate	976	380	4,143	5,499	230,642	236,141
Construction and land	23	—	1,317	1,340	66,157	67,497
Multi-family residential	945	1,057	529	2,531	12,319	14,850

Total real estate loans	4,004	3,579	9,654	17,237	509,500	526,737

Other loans:
Commercial and industrial	500	—	88	588	79,965	80,553
Consumer	543	277	30	850	35,364	36,214

Total other loans	1,043	277	118	1,438	115,329	116,767

Total loans	$5,047	$3,856	$9,772	$18,675	$624,829	$643,504

	December 31, 2012
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$4,509	$672	$3,226	$8,407	$156,548	$164,955
Home equity loans and lines	90	116	149	355	36,502	36,857
Commercial real estate	1,451	854	3,565	5,870	221,685	227,555
Construction and land	956	—	586	1,542	68,891	70,433
Multi-family residential	531	42	529	1,102	16,375	17,477

Total real estate loans	7,537	1,684	8,055	17,276	500,001	517,277

Other loans:
Commercial and industrial	110	102	171	383	70,374	70,757
Consumer	478	449	1	928	33,108	34,036

Total other loans	588	551	172	1,311	103,482	104,793

Total loans	$8,125	$2,235	$8,227	$18,587	$603,483	$622,070

Excluding acquired loans with deteriorated credit quality, as of June 30, 2013 and December 31, 2012, the Company did not have any loans greater than 90 days past due and accruing.

The following is a summary of information pertaining to impaired loans excluding acquired loans with deteriorated credit quality as of the dates indicated.

	As of Period Ended June 30, 2013
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$301	$301	$—	$992	$1
Home equity loans and lines	—	—	—	47	—
Commercial real estate	360	360	—	2,213	—
Construction and land	151	151	—	116	—
Multi-family residential	529	529	—	528	—
Commercial and industrial	1,180	1,180	—	579	16
Consumer	—	—	—	—	—

Total	$2,521	$2,521	$—	$4,475	$17

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$233	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	190	—
Construction and land	—	—	—	10	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,298	1,298	295	773	20
Consumer	—	—	—	—	—

Total	$1,298	$1,298	$295	$1,206	$20

Total impaired loans:
One- to four-family first mortgage	$301	$301	$—	$1,225	$1
Home equity loans and lines	—	—	—	47	—
Commercial real estate	360	360	—	2,403	—
Construction and land	151	151	—	126	—
Multi-family residential	529	529	—	528	—
Commercial and industrial	2,478	2,478	295	1,352	36
Consumer	—	—	—	—	—

Total	$3,819	$3,819	$295	$5,681	$37

	As of Period Ended December 31, 2012
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$1,117	$1,117	$—	$956	$62
Home equity loans and lines	56	56	—	71	2
Commercial real estate	2,985	2,985	—	3,451	100
Construction and land	60	60	—	631	—
Multi-family residential	528	528	—	528	—
Commercial and industrial	—	—	—	48	—
Consumer	—	—	—	—	—

Total	$4,746	$4,746	$—	$5,685	$164

With an allowance recorded:
One- to four-family first mortgage	$347	$347	$49	$445	$23
Home equity loans and lines	—	—	—	3	—
Commercial real estate	443	443	134	296	30
Construction and land	—	—	—	950	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	29	—
Consumer	—	—	—	—	—

Total	$790	$790	$183	$1,723	$53

Total impaired loans:
One- to four-family first mortgage	$1,464	$1,464	$49	$1,401	$85
Home equity loans and lines	56	56	—	74	2
Commercial real estate	3,428	3,428	134	3,747	130
Construction and land	60	60	—	1,581	—
Multi-family residential	528	528	—	528	—
Commercial and industrial	—	—	—	77	—
Consumer	—	—	—	—	—

Total	$5,536	$5,536	$183	$7,408	$217

A summary of information pertaining to nonaccrual Noncovered Loans as of dates indicated is as follows.

(dollars in thousands)	June 30, 2013	December 31, 2012
Nonaccrual loans(1):
One- to four-family first mortgage	$4,909	$4,644
Home equity loans and lines	278	149
Commercial real estate	6,199	5,368
Construction and land	1,440	709
Multi-family residential	1,516	1,327
Commercial and industrial	2,566	170
Consumer	30	1

Total	$16,938	$12,368

(1)	Includes $11.3 million and $10.2 million in acquired loans from GSFC as of June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

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

Information about the Company’s TDRs is presented in the following tables.

	As of June 30, 2013
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs(1)

Real estate loans:
One- to four-family first mortgage	$—	$82	$370	$452
Home equity loans and lines	—	—	—	—
Commercial real estate	286	—	1,199	1,485
Construction and land	433	—	186	619
Multi-family residential	—	—	676	676

Total real estate loans	719	82	2,431	3,232

Other loans:
Commercial and industrial	—	—	863	863
Consumer	53	—	—	53

Total other loans	53	—	863	916

Total loans	$772	$82	$3,294	$4,148

	As of December 31, 2012
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs(1)

Real estate loans:
One- to four-family first mortgage	$—	$310	$51	$361
Home equity loans and lines	—	—	—	—
Commercial real estate	—	299	1,238	1,537
Construction and land	471	—	—	471
Multi-family residential	—	—	679	679

Total real estate loans	471	609	1,968	3,048

Other loans:
Commercial and industrial	5	—	896	901
Consumer	29	—	—	29

Total other loans	34	—	896	930

Total loans	$505	$609	$2,864	$3,978

(1)	TDRs include $3,284,000 and $3,058,000 at June 30, 2013 and December 31, 2012, respectively, of acquired loans with deteriorated loan quality.

None of the TDRs defaulted subsequent to the restructuring through the date the financial statements were issued. The Company restructured, as a TDR, four loans totaling $136,000 during the second quarter of 2013.

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of June 30, 2013, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets and liabilities measured for fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

		Fair Value Measurements Using
(dollars in thousands)	June 30, 2013	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$94,971	$—	$94,971	$—
Non-U.S. agency mortgage-backed	11,284	—	11,284	—
Municipal bonds	20,463	—	20,463	—
U.S. government agency	23,669	—	23,669	—

Total	$150,387	$—	$150,387	$—

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2012	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$102,513	$—	$102,513	$—
Non-U.S. agency mortgage-backed	12,668	—	12,668	—
Municipal bonds	17,585	—	17,585	—
U.S. government agency	24,490	—	24,490	—

Total	$157,256	$—	$157,256	$—

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

		Fair Value Measurements Using
(dollars in thousands)	June 30, 2013	Level 1	Level 2	Level 3

Assets
Acquired loans with deteriorated credit quality	$32,347	$—	$—	$32,347
Acquired loans without deteriorated credit quality	101,831	—	—	101,831
Impaired loans, excluding acquired loans	3,524	—	—	3,524
Repossessed assets	3,643	—	—	3,643
FDIC loss sharing receivable	15,066	—	—	15,066

Total	$156,411	$—	$—	$156,411

Liabilities
Deposits acquired through business combinations	$47,610	$—	$—	$47,610

Total	$47,610	$—	$—	$47,610

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2012	Level 1	Level 2	Level 3

Assets
Acquired loans with deteriorated credit quality	$50,854	$—	$—	$50,854
Acquired loans without deteriorated credit quality	117,536	—	—	117,536
Impaired loans, excluding acquired loans	5,353	—	—	5,353
Repossessed assets	6,454	—	—	6,454
FDIC loss sharing receivable	15,546	—	—	15,546

Total	$195,743	$—	$—	$195,743

Liabilities
Deposits acquired through business combinations	$81,948	$—	$—	$81,948
FHLB advances acquired through business combinations	18,257	—	—	18,257

Total	$100,205	$—	$—	$100,205

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

The carrying value of mortgage loans held for sale approximates its fair value.

The fair value of loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturity.

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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at June 30, 2013
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3

Financial Assets
Cash and cash equivalents	$51,958	$51,958	$51,958	$—	$—
Interest-bearing deposits in banks	3,284	3,284	3,284	—	—
Investment securities available for sale	150,387	150,387	—	150,387	—
Investment securities held to maturity	5,506	5,397	—	5,397	—
Mortgage loans held for sale	4,229	4,229	—	4,229	—
Loans, net	669,825	676,134	—	—	676,134
Cash surrender value of BOLI	17,524	17,524	17,524	—	—
FDIC loss sharing receivable	15,066	15,066	—	—	15,066

Financial Liabilities
Deposits	$777,236	$777,904	$—	$730,294	$47,610
Short-term FHLB advances	42,500	42,500	42,500	—	—
Long-term FHLB advances	10,000	10,542	—	10,542	—

		Fair Value Measurements at December 31, 2012
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3

Financial Assets
Cash and cash equivalents	$39,539	$39,539	$39,539	$—	$—
Interest-bearing deposits in banks	3,529	3,529	3,529	—	—
Investment securities available for sale	157,256	157,256	—	157,256	—
Investment securities held to maturity	1,665	1,746	—	1,746	—
Mortgage loans held for sale	5,627	5,627	—	5,627	—
Loans, net	667,809	676,622	—	—	676,622
Cash surrender value of BOLI	17,286	17,286	17,286	—	—
FDIC loss sharing receivable	15,546	15,546	—	—	15,546

Financial Liabilities
Deposits	$771,429	$774,325	$—	$692,377	$81,948
Short-term FHLB advances	10,000	10,000	10,000	—	—
Long-term FHLB advances	36,257	37,619	—	19,362	18,257

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. and its wholly owned subsidiary, Home Bank, from December 31, 2012 to June 30, 2013 and on its results of operations for the three and six months ended June 30, 2013 and June 30, 2012. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

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

EXECUTIVE OVERVIEW

During the second quarter of 2013, the Company earned $1.2 million, a decrease of $509,000, or 29.0%, compared to the second quarter of 2012. Diluted earnings per share for the second quarter of 2013 were $0.18, a decrease of $0.06, or 25.0%, compared to the second quarter of 2012. During the six months ended June 30, 2013, the Company earned $3.1 million, a decrease $708,000, or 18.6%, compared to the six months ended June 30, 2012. Diluted earnings per share for the six months ended June 30, 2013 were $0.44, a decrease of $0.09, or 17.0%, compared to the six months ended June 30, 2012.

Key components of the Company’s performance during the three months and six months ended June 30, 2013 are summarized below.

•

Loans as of June 30, 2013 were $675.9 million, an increase of $2.8 million, or 0.4%, from December 31, 2012. Increases in the commercial and industrial loans (up $9.1 million) and one-to four-family first mortgage loans (up $3.4 million) were largely offset by decreases in most other segments of the loan portfolio. As of June 30, 2013, Covered Loans totaled $27.4 million, a decrease of $18.4 million, or 40.2%, from December 31, 2012.

•

Core deposits (i.e., checking, savings, and money market accounts) increased $35.4 million, or 6.8%, from December 31, 2012. Core deposits totaled $553.8 million as of June 30, 2013. Total customer deposits as of June 30, 2013 were $777.2 million, an increase of $5.8 million, or 0.8%, from December 31, 2012.

•

Interest income decreased $378,000, or 3.4%, in the second quarter of 2013 compared to the second quarter of 2012. For the six months ended June 30, 2013, interest income decreased $768,000, or 3.4%, compared to the six months ended June 30, 2012. The decreases relate primarily to a decline in loan interest income as a result of lower average yields earned on loans, reflecting the continuing low interest rate environment as well as the effects of competition for loans.

•

Interest expense decreased $340,000, or 26.9%, for the second quarter of 2013 compared to the second quarter of 2012. For the six months ended June 30, 2013, interest expense decreased $628,000, or 24.4%, compared to the six months ended June 30, 2012. The decreases were primarily the result of reduced market rates and changes in the mix of customer deposits.

•

The provision for loan losses totaled $2.2 million for the second quarter of 2013, an increase of $1.1 million, or 93.7%, compared to the second quarter of 2012. For the six months ended June 30, 2013, the provision for loan losses totaled $2.8 million, an increase of $896,000, or 47.9%, compared to the six months ended June 30, 2012. The elevated level of provision during the second quarter of 2013 relates primarily to a $1.7 million charge off on an accounts receivable line of credit. As of June 30, 2013, the Company’s ratio of allowance for loan losses to total loans was 0.90%, compared to 0.79% at December 31, 2012. Excluding acquired loans, the ratio of the allowance for loan losses to total loans was 1.08% at June 30, 2013, compared to 1.01% at December 31, 2012.

•	Net charge-offs for the first six months of 2013 and 2012 were $2.0 million and $1.7 million, respectively. The increase in net charge-offs in 2013 resulted primarily from the charge-off noted above.

•

Noninterest income for the second quarter of 2013 increased $297,000, or 15.6%, compared to the second quarter of 2012. The increase in noninterest income in the second quarter of 2013 compared to the second quarter of 2012 resulted primarily from higher gains on the sale of securities (up $369,000), which was partially offset by decreases in discount accretion on the FDIC loss sharing receivable (down $64,000), bank card fees (down $30,000) and income from bank-owned life insurance (down $13,000). For the six months ended June 30, 2013, noninterest income increased $377,000, or 10.5%, compared to the six months ended June 30, 2012. The increase resulted primarily from higher gains on the sale of securities (up $369,000) and the sale of mortgage loans (up $231,000), which were partially offset by decreases in discount accretion on the FDIC loss sharing receivable (down $129,000) and bank card fees (down $84,000).

•

Noninterest expense for the second quarter of 2013 decreased $29,000, or 0.4%, compared to the second quarter of 2012. The decrease in noninterest expense in the second quarter of 2013 compared to the second quarter of 2012 resulted primarily from lower foreclosed asset expenses (down $275,000 primarily due to a gain of $194,000 recorded on a disposed asset), which was partially offset by higher other expenses (up $151,000 primarily due to penalties incurred in prepaying long-term FHLB borrowings) and Louisiana shares taxes (up $97,000). For the six months ended June 30, 2013, noninterest expense increased $459,000, or 2.9%, compared to the six months ended June 30, 2012. The increase in noninterest expense resulted primarily from higher compensation and benefits expenses (up $454,000), Louisiana shares tax (up $195,000) and other expenses (up $173,000 primarily due to penalties incurred in prepaying long-term FHLB borrowings), which were partially offset by lower foreclosed asset expenses (down $365,000 primarily due to a gain of $194,000 recorded on a disposed asset).

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – Loans totaled $675.9 million as of June 30, 2013, an increase of $2.8 million, or 0.4%, from December 31, 2012. The increase in loans was primarily driven by commercial and industrial loans (up $9.1 million) and one-to four-family first mortgage loans (up $3.4 million), which were largely offset by decreases in most other segments of the loan portfolio. Covered Loans totaled $27.4 million as of June 30, 2013, a decrease of $18.4 million, or 40.2%, compared to December 31, 2012. The decrease in the Covered Loan portfolio was primarily the result of principal repayments.

The following table summarizes the composition of the Company’s loan portfolio (including loans covered by loss sharing agreements) as of the dates indicated.

	June 30,	December 31,	Increase/(Decrease)
(dollars in thousands)	2013	2012	Amount	Percent
Real estate loans:
One- to four-family first mortgage	$181,243	$177,816	$3,427	1.9%
Home equity loans and lines	37,950	40,425	(2,475)	(6.1)
Commercial real estate	250,786	252,805	(2,019)	(0.8)
Construction and land	71,269	75,529	(4,260)	(5.6)
Multi-family residential	16,875	19,659	(2,784)	(14.2)

Total real estate loans	558,123	566,234	(8,111)	(1.4)

Other loans:
Commercial and industrial	81,377	72,253	9,124	12.6
Consumer	36,419	34,641	1,778	5.1

Total other loans	117,796	106,894	10,902	10.2

Total loans	$675,919	$673,128	$2,791	0.4%

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger (i.e., loans with balances of $100,000 or greater) commercial real estate, multi-family residential, construction and land loans and commercial and industrial loans are individually evaluated for impairment. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer. The Company typically orders an “as is” valuation for collateral property if the loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of June 30, 2013 and December 31, 2012, loans individually evaluated for impairment, excluding Covered Loans, amounted to $8.9 million and $10.8 million, respectively. As of June 30, 2013 and December 31, 2012, substandard loans, excluding Covered Loans, amounted to $25.0 million and $21.1 million, respectively. The amount of the allowance for loan losses allocated to impaired or substandard loans, excluding acquired loans, totaled $295,000 and $183,000 as of June 30, 2013 and December 31, 2012, respectively. There were no assets classified as doubtful or loss as of June 30, 2013 and December 31, 2012.

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

Nonperforming assets (“NPAs”) defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed assets, excluding Covered Assets, amounted to $17.8 million, or 1.9% of total assets, as of June 30, 2013, compared to $16.1 million, or 1.8% of total assets, as of December 31, 2012. Total NPAs, including Covered Assets, amounted to $27.5 million, or 2.8% of total assets as of June 30, 2013, compared to $28.4 million, or 2.9% of total assets as of December 31, 2012.

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

The following table sets forth the composition of the Company’s NPAs and troubled debt restructurings as of the dates indicated.

(dollars in thousands)	June 30, 2013(1)	December 31, 2012(2)
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$7,620	$7,260
Home equity loans and lines	427	284
Commercial real estate	7,623	6,984
Construction and land	2,907	4,113
Multi-family residential	1,515	1,327
Other loans:
Commercial and industrial	3,740	1,916
Consumer	55	63

Total nonaccrual loans	23,887	21,947
Accruing loans 90 days or more past due	—	—

Total nonperforming loans	23,887	21,947
Foreclosed assets	3,643	6,454

Total nonperforming assets	27,530	28,401
Performing troubled debt restructurings	853	1,114

Total nonperforming assets and troubled debt restructurings	$28,383	$29,515

Nonperforming loans to total loans	3.53%	3.26%
Nonperforming loans to total assets	2.46%	2.28%
Nonperforming assets to total assets	2.83%	2.95%

(1)

Includes $9.7 million in Covered Assets acquired from Statewide and $12.2 million of assets acquired from GSFC. Excluding acquired loans and assets, ratios for nonperforming loans to total loans, nonperforming loans to total assets and nonperforming assets to total assets were 1.04%, 0.68% and 0.68%, respectively, at June 30, 2013.

2)

Includes $12.3 million in Covered Assets acquired from Statewide and $11.2 million of assets acquired from GSFC. Excluding acquired loans and assets, ratios for nonperforming loans to total loans, nonperforming loans to total assets and nonperforming assets to total assets were 0.43%, 0.28% and 0.62%, respectively, at December 31, 2012.

Net loan charge-offs for the second quarter of 2013 were $1.8 million, compared to $1.7 million for the second quarter of 2012. Net loan charge-offs for the six months ended June 30, 2013 were $2.0 million compared to $1.7 million for the six months ended June 30, 2012. The charge-offs for the second quarter of 2013 resulted primarily from a $1.7 million charge-off on a $1.9 million accounts receivable line of credit.

Allowance for Loan Losses – The allowance for loan losses is established through provisions for loan losses. The Company maintains the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses at least quarterly in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio. The evaluation process includes, among other things, an analysis of delinquency trends, nonperforming loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans, the value of collateral securing loans, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, economic conditions and industry experience. Based on this evaluation, management assigns risk ratings to segments of the loan portfolio. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. These efforts are supplemented by reviews and validations performed by independent loan reviewers. The results of the reviews are reported to the Audit Committee of the Board of Directors. The establishment of the allowance for loan losses is significantly affected by management judgment. There is a likelihood that different amounts would be reported under different conditions or assumptions. Federal regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require management to make additional provisions for estimated loan losses based upon judgments different from those of management.

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

Acquired loans were recorded as of their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. Under current accounting principles, if the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision to the allowance for loan losses. As of June 30, 2013, $195,000 of our allowance for loan losses was allocated to loans acquired without deteriorated credit quality and $68,000 of our allowance for loan losses was allocated to acquired loans with deteriorated credit quality.

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

The following table presents the activity in the allowance for loan losses during the first six months of 2013.

(dollars in thousands)	Amount

Balance, December 31, 2012	$5,319
Provision charged to operations	2,768
Loans charged off	(2,030)
Recoveries on charged off loans	37

Balance, June 30, 2013	$6,094

At June 30, 2013, the Company’s ratio of allowance for loan losses to total loans was 0.90%, compared to 0.79% and 0.78% at December 31, 2012 and June 30, 2012, respectively. Excluding acquired loans, the ratio of allowance for loan losses to total loans was 1.08% at June 30, 2013, compared to 1.01% and 1.05% at December 31, 2012 and June 30, 2012, respectively.

Investment Securities

The Company’s investment securities portfolio totaled $155.9 million as of June 30, 2013, a decrease of $3.0 million, or 1.9%, from December 31, 2012. As of June 30, 2013, the Company had a net unrealized gain on its available for sale investment securities portfolio of $1.4 million, compared to $4.9 million as of December 31, 2012. The decrease in the unrealized gain primarily reflects increasing long-term market interest rates. The investment securities portfolio had a modified duration of 4.2 and 3.7 years at June 30, 2013 and December 31, 2012, respectively.

The following table summarizes activity in the Company’s investment securities portfolio during the first six months of 2013.

(dollars in thousands)	Available for Sale	Held to Maturity

Balance, December 31, 2012	$157,256	$1,665
Purchases	19,994	4,185
Sales	(7,277)	—
Principal payments and calls	(15,515)	(336)
Accretion of discounts and amortization of premiums, net	(542)	(8)
Decrease in market value	(3,529)	—

Balance, June 30, 2013	$150,387	$5,506

Funding Sources

Deposits – Deposits totaled $777.2 million as of June 30, 2013, an increase of $5.8 million, or 0.8%, compared to December 31, 2012. Core deposits totaled $553.8 million as of June 30, 2013, an increase of $35.4 million, or 6.8%, compared to December 31, 2012.

The following table sets forth the composition of the Company’s deposits at the dates indicated.

	June 30,	December 31,	Increase (Decrease)
(dollars in thousands)	2013	2012	Amount	Percent

Demand deposit	$180,376	$152,462	$27,914	18.3%
Savings	54,395	51,515	2,880	5.6
Money market	193,725	191,191	2,534	1.3
NOW	125,344	123,294	2,050	1.7
Certificates of deposit	223,396	252,967	(29,571)	(11.7)

Total deposits	$777,236	$771,429	$5,807	0.8%

Federal Home Loan Bank Advances – Short-term FHLB advances totaled $42.5 million as of June 30, 2013, compared to $10.0 million as of December 31, 2012. Short-term FHLB advances increased primarily due to the payoff of $12.6 million in long-term FHLB advances.

Long-term FHLB advances totaled $10.0 million as of June 30, 2013, compared to $36.3 million as of December 31, 2012. During the second quarter of 2013, the Company incurred prepayment penalties of $169,000 in paying off $12.6 million in long-term FHLB advances. The advances were prepaid as part of the Company’s overall balance sheet management strategies.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding that allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. Shareholders’ equity decreased $3.4 million, or 2.4%, from $141.6 million as of December 31, 2012 to $138.2 million as of June 30, 2013. The decrease was primarily the result of stock repurchases of $5.5 million and a $2.3 million decrease in other comprehensive income, which were offset partially by a $3.1 million increase in retained earnings.

As of June 30, 2013, the Bank had regulatory capital that was well in excess of regulatory requirements. The following table details the Bank’s actual levels and current regulatory capital requirements as of June 30, 2013.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 risk-based capital	$134,063	21.18%	$25,321	4.00%	$37,981	6.00%
Total risk-based capital	140,157	22.14	50,641	8.00	63,301	10.00
Tier 1 leverage capital	134,063	13.85	38,706	4.00	48,383	5.00
Tangible capital	134,063	13.85	14,515	1.50	N/A	N/A

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity Management

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring adequate cash flow exists to meet the Company’s needs, including operating, strategic and capital. The Company develops its liquidity management strategies as part of its overall asset/liability management process. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity. As of June 30, 2013, cash and cash equivalents totaled $52.0 million. At such date, investment securities available for sale totaled $150.4 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. As of June 30, 2013, certificates of deposit maturing within the next 12 months totaled $155.5 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended June 30, 2013, the average balance of our outstanding FHLB advances was $50.7 million. As of June 30, 2013, the Company had $52.5 million in outstanding FHLB advances and had $312.4 million in additional FHLB advances available.

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

Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of June 30, 2013.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	(0.1)%
+200	0.3
+100	0.4

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of June 30, 2013 and December 31, 2012.

	Contract Amount
(dollars in thousands)	June 30, 2013	December 31, 2012

Standby letters of credit	$2,451	$2,907
Available portion of lines of credit	61,064	59,124
Undisbursed portion of loans in process	86,027	47,678
Commitments to originate loans	60,207	77,857

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

RESULTS OF OPERATIONS

During the second quarter of 2013, the Company earned $1.2 million, a decrease of $509,000, or 29.0%, compared to the second quarter of 2012. For the six months ended June 30, 2013, the Company’s net income was $3.1 million, a decrease of $708,000, or 18.6%, compared to the six months ended June 30, 2012. Diluted earnings per share for the second quarter of 2013 were $0.18, a decrease of $0.06, or 25.0%, compared to the second quarter of 2012. Diluted earnings per share for the six months ended June 30, 2013 were $0.44, a decrease of $0.09, or 17.0%, compared to the six months ended June 30, 2012.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 4.45% and 4.50% for the three months ended June 30, 2013 and June 30, 2012, respectively, and 4.46% and 4.51% for the six months ended June 30, 2013 and June 30, 2012, respectively. The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.59% and 4.66% for the three months ended June 30, 2013 and June 30, 2012, respectively, and 4.61% and 4.66% for the six months ended June 30, 2013 and June 30, 2012, respectively. The decrease in the net interest spread and net interest margin related primarily to lower average loan yields.

Net interest income totaled $9.9 million for the three months ended June 30, 2013, a decrease of $38,000, or 0.4%, compared to the three months ended June 30, 2012. The decline in net interest income in the second quarter of 2013 compared to the second quarter of 2012 was due largely to a decline in loan interest income as a result of lower average yields earned on loans, reflecting the continuing low interest rate environment as well as the effects of competition for loans. For the six months ended June 30, 2013, net interest income totaled $19.8 million, a decrease of $140,000, or 0.7%, compared to the six months ended June 30, 2012.

Interest income decreased $378,000, or 3.4%, in the second quarter of 2013, compared to the second quarter of 2012. For the six months ended June 30, 2013, interest income decreased $768,000, or 3.4%, compared to the six months ended June 30, 2012. The decline in interest income was due largely to a decline in loan interest income for the reasons described in the preceding paragraph.

Interest expense decreased $340,000, or 26.9%, in the second quarter of 2013 compared to the second quarter of 2012. For the six months ended June 30, 2013, interest expense decreased $628,000, or 24.4%, compared to the six months ended June 30, 2012. The decrease was primarily the result of reduced market rates and changes in the mix of customer deposits.

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average monthly balances during the indicated periods. Taxable equivalent (“TE”) yields are calculated using a marginal tax rate of 35%.

	Three Months Ended June 30,
	2013			2012
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate(1)
Interest-earning assets:
Loans receivable(1)	$683,394	$10,068	5.86%	$674,244	$10,383	6.12%
Investment securities (TE)	154,523	752	2.11	152,916	812	2.24
Other interest-earning assets	28,153	32	0.46	26,504	35	0.53

Total interest-earning assets (TE)	866,070	10,852	5.01	853,664	11,230	5.25

Noninterest-earning assets	101,613			109,606

Total assets	$967,683			$963,270

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$372,613	$240	0.26%	$329,371	$321	0.39%
Certificates of deposit	231,824	560	0.97	276,800	763	1.11

Total interest-bearing deposits	604,437	800	0.53	606,171	1,084	0.72
FHLB advances	50,734	122	0.96	73,488	178	0.97

Total interest-bearing liabilities	655,171	922	0.56	679,659	1,262	0.75

Noninterest-bearing liabilities	168,804			144,498

Total liabilities	823,975			824,157
Shareholders’ equity	143,708			139,113

Total liabilities and shareholders’ equity	$967,683			$963,270

Net interest-earning assets	$210,899			$174,005

Net interest spread (TE)		$9,930	4.45%		$9,968	4.50%

Net interest margin (TE)			4.59%			4.66%

	Six Months Ended June 30,
	2013			2012
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate(1)
Interest-earning assets:
Loans receivable(1)	$679,415	$20,140	5.92%	$673,478	$20,754	6.13%
Investment securities (TE)	154,240	1,523	2.13	154,196	1,672	2.28
Other interest-earning assets	28,453	64	0.45	25,832	69	0.54

Total interest-earning assets (TE)	862,108	21,727	5.06	853,506	22,495	5.26

Noninterest-earning assets	102,505			110,970

Total assets	$964,613			$964,476

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$371,103	$509	0.28%	$322,687	$673	0.42%
Certificates of deposit	238,623	1,172	0.99	279,638	1,544	1.11

Total interest-bearing deposits	609,726	1,681	0.56	602,325	2,217	0.74
FHLB advances	45,989	266	1.16	87,481	358	0.82

Total interest-bearing liabilities	655,715	1,947	0.60	689,806	2,575	0.75

Noninterest-bearing liabilities	165,487			137,126

Total liabilities	821,202			826,932
Shareholders’ equity	143,411			137,544

Total liabilities and shareholders’ equity	$964,613			$964,476

Net interest-earning assets	$206,393			$163,700

Net interest spread (TE)		$19,780	4.46%		$19,920	4.51%

Net interest margin (TE)			4.61%			4.66%

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

	For the Three Months Ended			For the Six Months Ended
	June 30, 2013 Compared to 2012 Change Attributable To			June 30, 2013 Compared to 2012 Change Attributable To
(dollars in thousands)	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
Interest income:
Loans receivable	$(453)	$138	$(315)	$(768)	$154	$(614)
Investment securities (TE)	(91)	31	(60)	(181)	32	(149)
Other interest-earning assets	(5)	2	(3)	(12)	7	(5)

Total interest income	(549)	171	(378)	(961)	193	(768)

Interest expense:
Savings, checking and money market accounts	(109)	28	(81)	(231)	67	(164)
Certificates of deposit	(88)	(115)	(203)	(156)	(216)	(372)
FHLB advances	46	(102)	(56)	71	(163)	(92)

Total interest expense	(151)	(189)	(340)	(316)	(312)	(628)

Increase (decrease) in net interest income	$(398)	$360	$(38)	$(645)	$505	$(140)

Provision for Loan Losses – For the quarter ended June 30, 2013, the Company recorded a provision for loan losses of $2.2 million, 93.7% higher than the $1.2 million for the same period in 2012. For the six months ended June 30, 2013, the provision for loan losses totaled $2.8 million, an increase of $896,000, or 47.9%, compared to the six months ended June 30, 2012. The elevated level of provision for the second quarter of 2013 relates primarily to a $1.7 million charge off on an accounts receivable line of credit. As of June 30, 2013, the Company’s ratio of allowance for loan losses to total loans was 0.90%, compared to 0.79% and 0.78% at December 31, 2012 and June 30, 2012, respectively. Excluding acquired loans, the ratio of the allowance for loan losses to total loans was 1.08% at June 30, 2013, compared to 1.01% at December 31, 2012 and 1.05% at June 30, 2012.

Noninterest Income – The Company’s noninterest income was $2.2 million for the three months ended June 30, 2013, $297,000, or 15.6%, higher than the $1.9 million earned for the same period in 2012. Noninterest income was $4.0 million for the six months ended June 30, 2012, $377,000, or 10.5%, higher than the $3.6 million earned for the same period of 2012.

The increase in noninterest income in the second quarter of 2013 compared to the second quarter of 2012 resulted primarily from higher gains on the sale of securities (up $369,000), which was partially offset by decreases in discount accretion on the FDIC loss sharing receivable (down $64,000), bank card fees (down $30,000) and income from bank-owned life insurance (down $13,000).

The increase in noninterest income for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 resulted primarily from higher gains on the sale of securities (up $369,000) and the sale of mortgage loans (up $231,000), which were offset by decreases in discount accretion on the FDIC loss sharing receivable (down $129,000) and bank card fees (down $84,000).

Noninterest Expense – The Company’s noninterest expense was $8.0 million for the three months ended June 30, 2013, $29,000, or 0.4%, lower than the $8.0 million recorded for the same period in 2012. Noninterest expense was $16.3 million for the six months ended June 30, 2013, $459,000, or 2.9%, higher than the $15.9 million for the same period of 2012.

The decrease in noninterest expense in the second quarter of 2013 compared to the second quarter of 2012 resulted primarily from lower foreclosed asset expenses (down $275,000), which was partially offset by higher other expenses (up $151,000) and Louisiana shares taxes (up $97,000).

The increase in noninterest expense for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 resulted primarily from higher compensation and benefits expenses (up $454,000), Louisiana shares tax (up $195,000) and other expenses (up $173,000 primarily due to penalties incurred in prepaying long-term FHLB borrowings), which were offset by lower foreclosed asset expenses (down $365,000 primarily due to a gain of $194,000 recorded on a disposed asset).

Income Taxes – For the quarters ended June 30, 2013 and June 30, 2012, the Company incurred income tax expense of $621,000 and $912,000, respectively. The Company’s effective tax rate amounted to 33.3% and 34.2% during the second quarters of 2013 and 2012, respectively. For the six months ended June 30, 2013 and June 30, 2012, the Company incurred income tax expense of $1.6 million and $2.0 million, respectively. The Company’s effective tax rate amounted to 33.6% and 34.2% during the six months ended June 30, 2013 and June 30, 2012, respectively. Differences between the effective tax rate and the statutory tax rate primarily relate to variances in items that are non-taxable or non-deductible (e.g., state tax, tax-exempt income, tax credits, etc.).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/ Liability Management and Market Risk”. Additional information at June 30, 2013 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
April 1 – April 30, 2013	25,285	$18.38	25,285	83,991
May 1 – May 31, 2013	39,582	18.20	39,582	44,409
June 1 – June 30, 2013	202,109	17.87	202,109	212,300

Total	266,976	$17.97	266,976	212,300

(1)

On July 24, 2012, the Company announced the commencement of a 5% stock repurchase program. Under the plan, the Company was able to repurchase up to 383,598 shares, or 5% of its common stock outstanding, through open market or privately negotiated transactions. On June 7, 2013, the Company announced the commencement of a new stock repurchase program. Under the plan, the Company can repurchase up to 370,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions.

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

HOME BANCORP, INC.

August 8, 2013	By:	/s/ John W. Bordelon
John W. Bordelon
President, Chief Executive Officer and Director

August 8, 2013	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer

August 8, 2013	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank First Vice President and Director of Financial Reporting