Form 10-Q
period 2013-09-30
HOME BANCORP, INC.
filed 2013-11-08
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2013

or

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

At November 1, 2013, the registrant had 7,099,164 shares of common stock, $0.01 par value, outstanding.

HOME BANCORP, INC. and SUBSIDIARY

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) September 30, 2013	(Audited) December 31, 2012
Assets
Cash and cash equivalents	$35,953,034	$39,539,366
Interest-bearing deposits in banks	3,185,000	3,529,000
Investment securities available for sale, at fair value	151,453,721	157,255,828
Investment securities held to maturity (fair values of $8,904,726 and $1,746,375, respectively)	8,965,112	1,665,184
Mortgage loans held for sale	1,711,585	5,627,104
Loans covered by loss sharing agreements	23,723,936	45,764,397
Noncovered loans, net of unearned income	657,150,445	627,363,937

Total loans, net of unearned income	680,874,381	673,128,334
Allowance for loan losses	(6,462,841)	(5,319,235)

Total loans, net of unearned income and allowance for loan losses	674,411,540	667,809,099

Office properties and equipment, net	30,312,996	30,777,184
Cash surrender value of bank-owned life insurance	17,638,008	17,286,434
FDIC loss sharing receivable	13,576,606	15,545,893
Accrued interest receivable and other assets	24,688,760	23,891,172

Total Assets	$961,896,362	$962,926,264

Liabilities
Deposits:
Noninterest-bearing	$171,915,471	$152,461,606
Interest-bearing	593,894,841	618,967,729

Total deposits	765,810,312	771,429,335
Short-term Federal Home Loan Bank (FHLB) advances	40,900,000	10,000,000
Long-term Federal Home Loan Bank (FHLB) advances	10,000,000	36,256,805
Accrued interest payable and other liabilities	4,965,371	3,666,264

Total Liabilities	821,675,683	821,352,404

Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,957,845 and 8,950,495 shares issued; 7,099,164 and 7,439,127 shares outstanding, respectively	89,579	89,506
Additional paid-in capital	91,743,191	90,986,820
Treasury stock at cost - 1,858,681 and 1,511,368 shares, respectively	(28,003,896)	(21,719,954)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(5,356,100)	(5,623,910)
Recognition and Retention Plan (RRP)	(1,020,857)	(1,831,759)
Retained earnings	82,023,494	76,435,222
Accumulated other comprehensive income	745,268	3,237,935

Total Shareholders’ Equity	140,220,679	141,573,860

Total Liabilities and Shareholders’ Equity	$961,896,362	$962,926,264

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest Income
Loans, including fees	$10,438,505	$11,309,112	$30,578,885	$32,063,514
Investment securities	754,902	769,202	2,278,112	2,440,833
Other investments and deposits	32,471	41,404	96,077	110,870

Total interest income	11,225,878	12,119,718	32,953,074	34,615,217

Interest Expense
Deposits	729,941	1,036,707	2,410,621	3,253,133
Short-term FHLB advances	12,060	4,830	27,146	36,281
Long-term FHLB advances	80,550	162,154	331,660	489,306

Total interest expense	822,551	1,203,691	2,769,427	3,778,720

Net interest income	10,403,327	10,916,027	30,183,647	30,836,497
Provision for loan losses	453,133	55,736	3,221,326	1,927,962

Net interest income after provision for loan losses	9,950,194	10,860,291	26,962,321	28,908,535

Noninterest Income
Service fees and charges	627,607	535,016	1,753,547	1,688,874
Bank card fees	445,784	443,986	1,314,299	1,396,678
Gain on sale of loans, net	314,626	651,457	1,289,487	1,395,561
Income from bank-owned life insurance	114,473	124,566	351,575	386,772
Gain on sale of securities, net	—	162,534	428,200	221,781
Accretion of FDIC loss sharing receivable	111,066	108,762	334,913	461,893
Other income	52,215	60,537	170,351	134,870

Total noninterest income	1,665,771	2,086,858	5,642,372	5,686,429

Noninterest Expense
Compensation and benefits	5,017,628	5,046,836	14,993,975	14,569,194
Occupancy	779,908	722,320	2,248,632	2,119,265
Marketing and advertising	152,270	202,400	563,793	538,764
Data processing and communication	574,364	694,440	1,842,036	2,033,779
Professional services	217,657	213,294	623,909	701,030
Forms, printing and supplies	86,965	111,203	329,762	377,918
Franchise and shares tax	272,960	305,889	819,540	657,191
Regulatory fees	225,175	218,193	668,059	629,368
Foreclosed assets, net	90,982	248,089	236,740	758,813
Other expenses	471,670	626,409	1,873,530	1,855,486

Total noninterest expense	7,889,579	8,389,073	24,199,976	24,240,808

Income before income tax expense	3,726,386	4,558,076	8,404,717	10,354,156
Income tax expense	1,243,639	1,505,746	2,816,445	3,488,694

Net Income	$2,482,747	$3,052,330	$5,588,272	$6,865,462

Earnings per share:
Basic	$0.38	$0.44	$0.84	$0.99
Diluted	$0.37	$0.42	$0.80	$0.95

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Net Income	$2,482,747	$3,052,330	$5,588,272	$6,865,462

Other Comprehensive (Loss) Income
Unrealized (losses) gains on investment securities	$(209,341)	$1,255,562	$(3,759,396)	$2,547,374
Reclassification adjustment for gains included in net income	—	(162,534)	(428,200)	(221,781)
Tax effect(1)	59,710	(374,362)	1,694,929	(644,326)

Other comprehensive (loss) income, net of taxes	$(149,631)	$718,666	$(2,492,667)	$1,681,267

Comprehensive Income	$2,333,116	$3,770,996	$3,095,605	$8,546,729

(1)	The tax effect for the three and nine months ended September 30, 2013 on the change in unrealized (losses) gains on investment securities was $59,710 and $1,545,059, respectively, compared to $430,030 and $720,286, respectively, for the three and nine months ended September 30, 2012. The tax effect for the three and nine months ended September 30, 2013 on the reclassification adjustment for gains included in net income had a tax effect of $0 and $149,870, respectively, compared to $55,668 and $75,960, respectively, for the three and nine months ended September 30, 2012.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2011(1)	$89,335	$89,741,406	$(15,892,315)	$(5,980,990)	$(2,644,523)	$67,245,350	$1,726,571	$134,284,834
Comprehensive income:
Net income						6,865,462		6,865,462
Other Comprehensive income							1,681,267	1,681,267
Treasury stock acquired at cost, 184,429 shares			(4,473,680)					(4,473,680)
Exercise of stock options	148	175,577						175,725
RRP shares released for allocation		(680,600)			812,764			132,164
ESOP shares released for allocation		181,413		267,810				449,223
Share-based compensation cost		1,095,964						1,095,964

Balance, September 30, 2012	$89,483	$90,513,760	$(20,365,995)	$(5,713,180)	$(1,831,759)	$74,110,812	$3,407,838	$140,210,959

Balance, December 31, 2012(1)	$89,506	$90,986,820	$(21,719,954)	$(5,623,910)	$(1,831,759)	$76,435,222	$3,237,935	$141,573,860
Comprehensive income:
Net income						5,588,272		5,588,272
Other Comprehensive loss							(2,492,667)	(2,492,667)
Treasury stock acquired at cost, 347,313 shares			(6,283,942)					(6,283,942)
Exercise of stock options	73	84,734						84,807
RRP shares released for allocation		(652,717)			810,902			158,185
ESOP shares released for allocation		220,977		267,810				488,787
Share-based compensation cost		1,103,377						1,103,377

Balance, September 30, 2013	$89,579	$91,743,191	$(28,003,896)	$(5,356,100)	$(1,020,857)	$82,023,494	$745,268	$140,220,679

(1)	Balances as of December 31, 2011 and December 31, 2012 are audited.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$5,588,272	$6,865,462
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,221,326	1,927,962
Depreciation	1,072,571	1,089,025
Amortization (accretion) of purchase accounting valuations and intangibles	575,194	(115,098)
Net amortization of mortgage servicing asset	146,142	124,858
Federal Home Loan Bank stock dividends	(6,900)	(13,700)
Net amortization of premium on investments	832,966	858,908
Gain on sale of investment securities, net	(428,200)	(221,781)
Gain on loans sold, net	(1,289,487)	(1,395,561)
Proceeds, including principal payments, from loans held for sale	69,787,342	21,371,657
Originations of loans held for sale	(64,683,615)	(18,585,639)
Non-cash compensation	1,592,164	1,545,187
Deferred income tax provision	473,020	468,208
Decrease in interest receivable and other assets	53,803	456,365
Increase in cash surrender value of bank-owned life insurance	(351,574)	(386,772)
Increase in accrued interest payable and other liabilities	1,349,999	626,452

Net cash provided by operating activities	17,933,023	14,615,533

Cash flows from investing activities:
Purchases of securities available for sale	(28,894,559)	(36,559,185)
Purchases of securities held to maturity	(7,793,964)	—
Proceeds from maturities, prepayments and calls on securities available for sale	22,865,281	25,478,920
Proceeds from maturities, prepayments and calls on securities held to maturity	456,395	1,411,471
Proceeds from sales on securities available for sale	7,704,863	15,264,114
Net increase in loans	(14,039,556)	(11,266,490)
Reimbursement from FDIC for covered assets	1,399,929	1,748,270
Decrease in certificates of deposit in other institutions	344,000	1,564,000
Proceeds from sale of foreclosed assets	4,177,336	5,164,085
Purchases of office properties and equipment	(608,383)	(1,197,629)
Proceeds from sale of properties and equipment	—	1,048,771
Purchases of Federal Home Loan Bank stock	(1,751,500)	—
Proceeds from redemption of Federal Home Loan Bank stock	1,533,600	2,792,000

Net cash (used in) provided by investing activities	(14,606,558)	5,448,327

Cash flows from financing activities:
(Decrease) increase in deposits	(5,554,642)	54,594,797
Increase (decrease) in Federal Home Loan Bank advances	4,840,980	(49,822,437)
Purchase of treasury stock	(6,283,942)	(4,473,680)
Proceeds from exercise of stock options	84,807	175,725

Net cash (used in) provided by financing activities	(6,912,797)	474,405

Net change in cash and cash equivalents	(3,586,332)	20,538,265
Cash and cash equivalents at beginning of year	39,539,366	31,769,438

Cash and cash equivalents at end of period	$35,953,034	$52,307,703

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Home Bancorp, Inc. (the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, other comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine-month period ended September 30, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2012.

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

2. Accounting Developments

In October 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2012-06, Subsequent Accounting for an Indemnification Asset as a result of a Government-Assisted Acquisition of a Financial Institution. ASU 2012-06 requires the change in measurement of the indemnification asset to be accounted for on the same basis as the change in the indemnified item. Any amortization period for the changes in value is limited to the shorter of the term of the indemnification agreement or the remaining life of the indemnified assets. The amendments are effective for fiscal years beginning on or after December 15, 2012 and interim periods within those fiscal years. The amendments are applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption. The Company has adopted ASU 2012-06, and the adoption of the guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income was issued in the first quarter of 2013 to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). The ASU requires information regarding the impact to net earnings of the reclassification on significant amounts out of AOCI to be presented on either the face of the statement of earnings or in the notes to the financial statements. The amendments in this Update do not change the current reporting requirements for net earnings or AOCI. For public entities, the amendments in this Update are effective prospectively for reporting periods beginning after December 15, 2012. The Company has adopted ASU 2013-02, and the information required has been included in the Consolidated Statements of Comprehensive Income.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), which clarifies the presentation requirements of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and should be applied prospectively. The adoption of this ASU is not expected to have a material effect on our consolidated statements of financial condition, results of operations, or cash flows.

3. Investment Securities

Summary information regarding the Company’s investment securities classified as available for sale and held to maturity as of September 30, 2013 and December 31, 2012 is as follows.

(dollars in thousands)			Gross Unrealized Losses
September 30, 2013	Amortized Cost	Gross Unrealized Gains	Less Than 1 Year	Over 1 Year	Fair Value
Available for sale:
U.S. agency mortgage-backed	$95,693	$2,015	$802	$1	$96,905
Non-U.S. agency mortgage-backed	10,522	130	54	60	10,538
Municipal bonds	20,449	334	366	—	20,417
U.S. government agency	23,645	277	328	—	23,594

Total available for sale	$150,309	$2,756	$1,550	$61	$151,454

Held to maturity:
U.S. agency mortgage-backed	$237	$4	$—	$—	$241
Municipal bonds	8,728	80	144	—	8,664

Total held to maturity	$8,965	$84	$144	$—	$8,905

(dollars in thousands)			Gross Unrealized Losses
December 31, 2012	Amortized Cost	Gross Unrealized Gains	Less Than 1 Year	Over 1 Year	Fair Value
Available for sale:
U.S. agency mortgage-backed	$99,137	$3,391	$14	$1	$102,513
Non-U.S. agency mortgage-backed	12,426	280	—	38	12,668
Municipal bonds	16,843	774	32	—	17,585
U.S. government agency	23,944	553	7	—	24,490

Total available for sale	$152,350	$4,998	$53	$39	$157,256

Held to maturity:
U.S. agency mortgage-backed	$693	$13	$—	$—	$706
Municipal bonds	972	68	—	—	1,040

Total held to maturity	$1,665	$81	$—	$—	$1,746

The amortized cost and estimated fair value by maturity of the Company’s investment securities as of September 30, 2013 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$217	$253	$16,352	$80,083	$96,905
Non-U.S. agency mortgage-backed	—	—	—	10,538	10,538
Municipal bonds	508	4,084	12,427	3,398	20,417
U.S. government agency	2,521	4,296	11,699	5,078	23,594

Total available for sale	$3,246	$8,633	$40,478	$99,097	$151,454

Securities held to maturity:
U.S. agency mortgage-backed	$63	$178	$—	$—	$241
Municipal bonds	219	800	6,963	682	8,664

Total held to maturity	282	978	6,963	682	8,905

Total investment securities	$3,528	$9,611	$47,441	$99,779	$160,359

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$205	$235	$16,334	$78,919	$95,693
Non-U.S. agency mortgage-backed	—	—	—	10,522	10,522
Municipal bonds	507	4,006	12,556	3,380	20,449
U.S. government agency	2,500	4,252	11,983	4,910	23,645

Total available for sale	$3,212	$8,493	$40,873	$97,731	$150,309

Securities held to maturity:
U.S. agency mortgage-backed	$59	$178	$—	$—	$237
Municipal bonds	215	757	7,080	676	8,728

Total held to maturity	274	935	7,080	676	8,965

Total investment securities	$3,486	$9,428	$47,953	$98,407	$159,274

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

As of September 30, 2013 and December 31, 2012, the Company had $42,941,000 and $41,462,000, respectively, of securities pledged to secure public deposits.

As of September 30, 2013, 60 of the Company’s debt securities had unrealized losses totaling 2.8% of the individual securities’ amortized cost basis and 1.1% of the Company’s total amortized cost basis of the investment securities portfolio. Two of the 60 securities had been in a continuous loss position for over 12 months at such date. The two securities had an aggregate amortized cost basis of $1,100,000 and unrealized loss of $60,000 at September 30, 2013. Management has the intent and ability to hold these debt securities until maturity, or until anticipated recovery; hence, no declines in these two securities were deemed to be other-than-temporary.

4. Earnings Per Share

Earnings per common share were computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012

Numerator:
Net income available to common shareholders	$2,483	$3,052	$5,588	$6,865

Denominator:
Weighted average common shares outstanding	6,482	6,951	6,627	6,959
Effect of dilutive securities:
Restricted stock	36	60	60	78
Stock options	251	201	257	178

Weighted average common shares outstanding - assuming dilution	6,769	7,212	6,944	7,215

Earnings per common share	$0.38	$0.44	$0.84	$0.99

Earnings per common share - assuming dilution	$0.37	$0.42	$0.80	$0.95

Options on 54,000 and 40,478 shares of common stock were not included in the computation of diluted earnings per share for the three months ended September 30, 2013 and September 30, 2012, respectively, because the effect of these shares was anti-dilutive. Options on 51,496 and 40,024 shares of common stock were not included in the computation of diluted earnings per share for the nine months ended September 30, 2013 and September 30, 2012, respectively, because the effect of these shares was anti-dilutive.

5. Credit Quality and Allowance for Loan Losses

The following briefly describes the distinction between originated, non-covered acquired and covered loans and certain significant accounting policies relevant to each category.

Originated Loans

Loans originated for investment are reported at the principal balance outstanding net of unearned income. Interest on loans and accretion of unearned income are computed in a manner that approximates a level yield on recorded principal. Interest on loans is recorded as income as earned. The accrual of interest on an originated loan is discontinued when it is probable the borrower will not be able to meet payment obligations as they become due. The Company maintains an allowance for loan losses on originated loans that represents management’s estimate of probable losses incurred in this portfolio category.

Non-covered Acquired Loans

Non-covered acquired loans are those associated with our acquisition of GS Financial Corp. (“GSFC”), the former holding company of Guaranty Savings Bank of Metairie, Louisiana on July 15, 2011. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The non-covered acquired loans were segregated between those considered to be performing (“acquired performing”) and those with evidence of credit deterioration (“acquired impaired”), and then further segregated into loan pools designed to facilitate the development of expected cash flows. The fair value estimate for each pool of acquired performing and acquired impaired loans was based on the estimate of expected cash flows, both principal and interest, from that pool, discounted at prevailing market interest rates.

The difference between the fair value of an acquired performing loan pool and the contractual amounts due at the acquisition date (the “fair value discount”) is accreted into income over the estimated life of the pool. Management estimates an allowance for loan losses for acquired performing loans using a methodology similar to that used for originated loans. The allowance determined for each loan pool is compared to the remaining fair value discount for that pool. If the allowance amount calculated under the Company’s methodology is greater than the Company’s remaining discount, the additional amount called for is added to the reported allowance through a provision for loan losses. If the allowance amount calculated under the Company’s methodology is less than the Company’s recorded discount, no additional allowance or provision is recognized. Actual losses first reduce any remaining fair value discount for the loan pool. Once the discount is fully depleted, losses are applied against the allowance established for that pool. Acquired performing loans are placed on nonaccrual status and considered and reported as nonperforming or past due using the same criteria applied to the originated portfolio.

The excess of cash flows expected to be collected from an acquired impaired loan pool over the pool’s estimated fair value at acquisition is referred to as the accretable yield and is recognized in interest income using an effective yield method over the remaining life of the pool. Each pool of acquired impaired loans is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Management recasts the estimate of cash flows expected to be collected on each acquired impaired loan pool periodically. If the present value of expected cash flows for a pool is less than its carrying value, an impairment is recognized by an increase in the allowance for loan losses and a charge to the provision for loan losses. If the present value of expected cash flows for a pool is greater than its carrying value, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield which will be taken into interest income over the remaining life of the loan pool. Acquired impaired loans are generally not subject to individual evaluation for impairment and are not reported with impaired loans, even if they would otherwise qualify for such treatment.

Covered Loans and the Related Loss Share Receivable

The loans purchased in the Company’s 2010 acquisition of certain assets and liabilities of Statewide Bank (“Statewide”) are covered by loss share agreements between the FDIC and the Company that afford the Company significant loss protection. In connection with the transaction, Home Bank entered into loss sharing agreements with the FDIC which cover the acquired loan portfolio (“Covered Loans”) and repossessed assets (collectively referred to as “Covered Assets”). Under the terms of the loss sharing agreements, the FDIC will, subject to the terms and conditions of the agreements, absorb 80% of the first $41,000,000 of losses incurred on Covered Assets and 95% of losses on Covered Assets exceeding $41,000,000 during the periods specified in the loss sharing agreements. These covered loans are accounted for as acquired impaired loans as described above. The loss share receivable is measured separately from the related covered loans as it is not contractually embedded in the loans and is not transferable should the loans be sold. The fair value of the loss share receivable at acquisition was estimated by discounting projected cash flows related to the loss share agreements based on the expected reimbursements for losses using the applicable loss share percentages. The discounted amount is accreted into non-interest income over the remaining life of the covered loan pool or the life of the loss share agreement.

The loss share receivable is reviewed and updated prospectively as loss estimates related to covered loans change. Increases in expected reimbursements under the loss sharing agreements from a covered loan pool will lead to an increase in the loss share receivable. A decrease in expected reimbursements is reflected first as a reversal of any previously recorded increase in the loss share receivable on the covered loan pool with the remainder reflected as a reduction in the loss share receivable’s accretion rate. Increases and decreases in the loss share receivable can result in reductions in or additions to the provision for loan losses, which serve to offset the impact on the provision from impairment recognized on the underlying covered loan pool and reversals of previously recognized impairment. The impact on operations of a reduction in the loss share receivable’s accretion rate is associated with an increase in the accretable yield on the underlying loan pool.

The allowance for loan losses and recorded investment in loans as of the dates indicated are as follows.

	As of September 30, 2013
	Originated Loans		Acquired Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Non-covered Acquired Loans	Covered Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$848	$—	$218	$—	$1,066
Home equity loans and lines	368	—	121	—	489
Commercial real estate	2,374	—	—	—	2,374
Construction and land	858	—	—	—	858
Multi-family residential	88	—	—	—	88
Commercial and industrial	822	295	11	—	1,128
Consumer	459	—	—	—	459

Total allowance for loan losses	$5,817	$295	$350	$—	$6,463

	As of September 30, 2013
	Originated Loans		Acquired Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Non-covered Acquired Loans(1)	Covered Loans	Total
Loans:
One- to four-family first mortgage	$131,477	$656	$40,017	$5,992	$178,142
Home equity loans and lines	30,630	3	7,861	2,427	40,921
Commercial real estate	207,520	360	34,926	10,842	253,648
Construction and land	68,003	19	2,126	2,054	72,202
Multi-family residential	7,545	—	7,982	1,337	16,864
Commercial and industrial	74,664	2,241	2,301	1,072	80,278
Consumer	38,312	—	507	—	38,819

Total loans	$558,151	$3,279	$95,720	$23,724	$680,874

	As of December 31, 2012
	Originated Loans		Acquired Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Non-covered Acquired Loans(1)	Covered Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$749	$49	$184	$—	$982
Home equity loans and lines	322	—	21	—	343
Commercial real estate	1,906	134	—	—	2,040
Construction and land	785	—	—	—	785
Multi-family residential	86	—	—	—	86
Commercial and industrial	683	—	—	—	683
Consumer	400	—	—	—	400

Total allowance for loan losses	$4,931	$183	$205	$—	$5,319

	As of December 31, 2012
	Originated Loans		Acquired Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Non-covered Acquired Loans(1)	Covered Loans	Total
Loans:
One- to four-family first mortgage	$115,278	$1,464	$49,943	$11,131	$177,816
Home equity loans and lines	26,938	56	10,123	3,309	40,426
Commercial real estate	182,376	3,428	44,132	22,869	252,805
Construction and land	66,815	60	3,650	5,004	75,529
Multi-family residential	7,929	528	9,818	1,383	19,658
Commercial and industrial	66,321	—	4,469	1,463	72,253
Consumer	33,341	—	695	605	34,641

Total loans	$498,998	$5,536	$122,830	$45,764	$673,128

(1)	$4.7 million and $5.3 million in GSFC loans were accounted for under ASC 310-30 at September 30, 2013 and December 31, 2012, respectively.

A summary of the activity in the allowance for loan losses during the nine months ended September 30, 2013 and September 30, 2012 is as follows.

	For the Nine Months Ended September 30, 2013
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$798	$(76)	$—	$126	$848
Home equity loans and lines	322	—	10	37	369
Commercial real estate	2,040	—	—	334	2,374
Construction and land	785	(25)	8	90	858
Multi-family residential	86	—	—	2	88
Commercial and industrial	683	(1,990)	18	2,406	1,117
Consumer	400	(8)	22	45	459

Total allowance for loan losses	$5,114	$(2,099)	$58	$3,040	$6,113

Non-covered acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$184	$(36)	$—	$70	$218
Home equity loans and lines	21	—	—	100	121
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	11	11
Consumer	—	—	—	—	—

Total allowance for loan losses	$205	$(36)	$—	$181	$350

Covered loans:
Allowance for loan losses:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total allowance for loan losses	$—	$—	$—	$—	$—

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$982	$(112)	$—	$196	$1,066
Home equity loans and lines	343	—	10	137	490
Commercial real estate	2,040	—	—	334	2,374
Construction and land	785	(25)	8	90	858
Multi-family residential	86	—	—	2	88
Commercial and industrial	683	(1,990)	18	2,417	1,128
Consumer	400	(8)	22	45	459

Total allowance for loan losses	$5,319	$(2,135)	$58	$3,221	$6,463

	For the Nine Months Ended September 30, 2012
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$778	$—	$—	$5	$783
Home equity loans and lines	336	(15)	13	(16)	318
Commercial real estate	1,755	(1,836)	—	2,100	2,019
Construction and land	904	(215)	—	(40)	649
Multi-family residential	64	—	—	15	79
Commercial and industrial	872	(56)	5	(147)	674
Consumer	345	(29)	7	61	384

Total allowance for loan losses	$5,054	$(2,151)	$25	$1,978	$4,906

Non-covered acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total allowance for loan losses	$—	$—	$—	$—	$—

Covered loans:
Allowance for loan losses:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	50	—	—	(50)	—
Consumer	—	—	—	—	—

Total allowance for loan losses	$50	$—	$—	$(50)	$—

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$778	$—	$—	$5	$783
Home equity loans and lines	336	(15)	13	(16)	318
Commercial real estate	1,755	(1,836)	—	2,100	2,019
Construction and land	904	(215)	—	(40)	649
Multi-family residential	64	—	—	15	79
Commercial and industrial	922	(56)	5	(197)	674
Consumer	345	(29)	7	61	384

Total allowance for loan losses	$5,104	$(2,151)	$25	$1,928	$4,906

Credit quality indicators on the Company’s loan portfolio as of the dates indicated are as follows.

	September 30, 2013
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$130,088	$504	$1,541	$—	$132,133
Home equity loans and lines	30,228	402	3	—	30,633
Commercial real estate	201,698	1,875	4,307	—	207,880
Construction and land	66,559	151	1,312	—	68,022
Multi-family residential	6,664	881	—	—	7,545
Commercial and industrial	70,899	3,765	2,241	—	76,905
Consumer	38,089	49	174	—	38,312

Total loans	$544,225	$7,627	$9,578	$—	$561,430

Non-covered acquired loans:
One- to four-family first mortgage	$34,340	$66	$5,611	$—	$40,017
Home equity loans and lines	7,200	87	574	—	7,861
Commercial real estate	31,155	—	3,771	—	34,926
Construction and land	1,090	63	973	—	2,126
Multi-family residential	5,473	35	2,474	—	7,982
Commercial and industrial	2,301	—	—	—	2,301
Consumer	507	—	—	—	507

Total loans	$82,066	$251	$13,403	$—	$95,720

Covered:
One- to four-family first mortgage	$4,053	$483	$1,456	$—	$5,992
Home equity loans and lines	2,194	19	214	—	2,427
Commercial real estate	9,412	241	1,189	—	10,842
Construction and land	1,717	117	220	—	2,054
Multi-family residential	414	923	—	—	1,337
Commercial and industrial	358	4	710	—	1,072
Consumer	—	—	—	—	—

Total loans	$18,148	$1,787	$3,789	$—	$23,724

Total:
One- to four-family first mortgage	$168,481	$1,053	$8,608	$—	$178,142
Home equity loans and lines	39,622	508	791	—	40,921
Commercial real estate	242,265	2,116	9,267	—	253,648
Construction and land	69,366	331	2,505	—	72,202
Multi-family residential	12,551	1,839	2,474	—	16,864
Commercial and industrial	73,558	3,769	2,951	—	80,278
Consumer	38,596	49	174	—	38,819

Total loans	$644,439	$9,665	$26,770	$—	$680,874

	December 31, 2012
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$114,278	$690	$1,774	$—	$116,742
Home equity loans and lines	26,871	56	67	—	26,994
Commercial real estate	176,410	4,951	4,443	—	185,804
Construction and land	66,441	267	167	—	66,875
Multi-family residential	7,030	899	528	—	8,457
Commercial and industrial	63,561	2,590	170	—	66,321
Consumer	33,280	60	1	—	33,341

Total loans	$487,871	$9,513	$7,150	$—	$504,534

Non-covered acquired loans:
One- to four-family first mortgage	$43,673	$952	$5,318	$—	$49,943
Home equity loans and lines	9,402	82	639	—	10,123
Commercial real estate	37,137	782	6,213	—	44,132
Construction and land	3,072	106	472	—	3,650
Multi-family residential	8,756	264	798	—	9,818
Commercial and industrial	4,424	—	45	—	4,469
Consumer	695	—	—	—	695

Total loans	$107,159	$2,186	$13,485	$—	$122,830

Covered:
One- to four-family first mortgage	$8,555	$254	$2,322	$—	$11,131
Home equity loans and lines	3,147	28	134	—	3,309
Commercial real estate	20,563	—	2,306	—	22,869
Construction and land	3,432	4	1,568	—	5,004
Multi-family residential	424	959	—	—	1,383
Commercial and industrial	577	5	881	—	1,463
Consumer	565	23	17	—	605

Total loans	$37,263	$1,273	$7,228	$—	$45,764

Total:
One- to four-family first mortgage	$166,506	$1,896	$9,414	$—	$177,816
Home equity loans and lines	39,420	166	840	—	40,426
Commercial real estate	234,110	5,733	12,962	—	252,805
Construction and land	72,945	377	2,207	—	75,529
Multi-family residential	16,210	2,122	1,326	—	19,658
Commercial and industrial	68,562	2,595	1,096	—	72,253
Consumer	34,540	83	18	—	34,641

Total loans	$632,293	$12,972	$27,863	$—	$673,128

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

•	Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in the collateral values.

•	Substandard loans have an existing specific and well-defined weakness that may include poor liquidity and deterioration of financial performance. Such loans may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

In addition, residential loans are classified using an inter-agency regulatory methodology that incorporates the extent of delinquencies and loan-to-value ratios. These classifications were the most current available as of the dates indicated and were generally updated within the quarter.

Age analysis of past due loans as of the dates indicated is as follows.

	September 30, 2013
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,667	$368	$274	$2,309	$129,824	$132,133
Home equity loans and lines	48	15	3	66	30,567	30,633
Commercial real estate	53	—	1,253	1,306	206,574	207,880
Construction and land	2	13	102	117	67,905	68,022
Multi-family residential	—	—	—	—	7,545	7,545

Total real estate loans	1,770	396	1,632	3,798	442,415	446,213

Other loans:
Commercial and industrial	1,557	497	1	2,055	74,850	76,905
Consumer	415	54	174	643	37,669	38,312

Total other loans	1,972	551	175	2,698	112,519	115,217

Total loans	$3,742	$947	$1,807	$6,496	$554,934	$561,430

Non-covered acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,726	$388	$3,991	$6,105	$33,912	$40,017
Home equity loans and lines	26	—	243	269	7,592	7,861
Commercial real estate	2,232	96	701	3,029	31,897	34,926
Construction and land	8	69	973	1,050	1,076	2,126
Multi-family residential	854	—	897	1,751	6,231	7,982

Total real estate loans	4,846	553	6,805	12,204	80,708	92,912

Other loans:
Commercial and industrial	—	—	—	—	2,301	2,301
Consumer	23	—	—	23	484	507

Total other loans	23	—	—	23	2,785	2,808

Total loans	$4,869	$553	$6,805	$12,227	$83,493	$95,720

Covered loans:
Real estate loans:
One- to four-family first mortgage	$740	$586	$1,115	$2,441	$3,551	$5,992
Home equity loans and lines	187	49	127	363	2,064	2,427
Commercial real estate	65	—	668	733	10,109	10,842
Construction and land	38	30	95	163	1,891	2,054
Multi-family residential	—	—	—	—	1,337	1,337

Total real estate loans	1,030	665	2,005	3,700	18,952	22,652

Other loans:
Commercial and industrial	3	—	169	172	900	1,072
Consumer	—	—	—	—	—	—

Total other loans	3	—	169	172	900	1,072

Total loans	$1,033	$665	$2,174	$3,872	$19,852	$23,724

Total loans:
Real estate loans:
One- to four-family first mortgage	$4,133	$1,342	$5,380	$10,855	$167,287	$178,142
Home equity loans and lines	261	64	373	698	40,223	40,921
Commercial real estate	2,350	96	2,622	5,068	248,580	253,648
Construction and land	48	112	1,170	1,330	70,872	72,202
Multi-family residential	854	—	897	1,751	15,113	16,864

Total real estate loans	7,646	1,614	10,442	19,702	542,075	561,777

Other loans:
Commercial and industrial	1,560	497	170	2,227	78,051	80,278
Consumer	438	54	174	666	38,153	38,819

Total other loans	1,998	551	344	2,893	116,204	119,097

Total loans	$9,644	$2,165	$10,786	$22,595	$658,279	$680,874

	December 31, 2012
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$2,241	$236	$20	$2,497	$114,245	$116,742
Home equity loans and lines	63	17	—	80	26,914	26,994
Commercial real estate	1,008	757	511	2,276	183,528	185,804
Construction and land	285	—	167	452	66,423	66,875
Multi-family residential	220	—	528	748	7,709	8,457

Total real estate loans	3,817	1,010	1,226	6,053	398,819	404,872

Other loans:
Commercial and industrial	60	35	170	265	66,056	66,321
Consumer	479	449	1	929	32,412	33,341

Total other loans	539	484	171	1,194	98,468	99,662

Total loans	$4,356	$1,494	$1,397	$7,247	$497,287	$504,534

Non-covered acquired loans:
Real estate loans:
One- to four-family first mortgage	$726	$240	$1,489	$2,455	$47,488	$49,943
Home equity loans and lines	54	98	147	299	9,824	10,123
Commercial real estate	348	92	2,907	3,347	40,785	44,132
Construction and land	577	—	366	943	2,707	3,650
Multi-family residential	311	—	678	989	8,829	9,818

Total real estate loans	2,016	430	5,587	8,033	109,633	117,666

Other loans:
Commercial and industrial	48	65	—	113	4,356	4,469
Consumer	—	—	—	—	695	695

Total other loans	48	65	—	113	5,051	5,164

Total loans	$2,064	$495	$5,587	$8,146	$114,684	$122,830

Covered loans:
Real estate loans:
One- to four-family first mortgage	$1,438	$1,079	$1,706	$4,223	$6,908	$11,131
Home equity loans and lines	294	—	135	429	2,880	3,309
Commercial real estate	76	4	1,209	1,289	21,580	22,869
Construction and land	89	6	1,249	1,344	3,660	5,004
Multi-family residential	—	—	—	—	1,383	1,383

Total real estate loans	1,897	1,089	4,299	7,285	36,411	43,696

Other loans:
Commercial and industrial	—	75	366	441	1,022	1,463
Consumer	44	4	13	61	544	605

Total other loans	44	79	379	502	1,566	2,068

Total loans	$1,941	$1,168	$4,678	$7,787	$37,977	$45,764

Total loans:
Real estate loans:
One- to four-family first mortgage	$4,405	$1,555	$3,215	$9,175	$168,641	$177,816
Home equity loans and lines	411	115	282	808	39,618	40,426
Commercial real estate	1,432	853	4,627	6,912	245,893	252,805
Construction and land	951	6	1,782	2,739	72,790	75,529
Multi-family residential	531	—	1,206	1,737	17,921	19,658

Total real estate loans	$7,730	2,529	11,112	21,371	544,863	566,234

Other loans:
Commercial and industrial	108	175	536	819	71,434	72,253
Consumer	523	453	14	990	33,651	34,641

Total other loans	631	628	550	1,809	105,085	106,894

Total loans	$8,361	$3,157	$11,662	$23,180	$649,948	$673,128

Excluding non-covered acquired and covered loans (collectively referred to as “Acquired Loans”) with deteriorated credit quality, as of September 30, 2013 and December 31, 2012, the Company did not have any loans greater than 90 days past due and accruing.

The following is a summary of information pertaining to impaired loans excluding acquired loans with deteriorated credit quality as of the dates indicated.

	As of Period Ended September 30, 2013
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$656	$656	$—	$820	$21
Home equity loans and lines	3	3	—	33	—
Commercial real estate	360	360	—	1,657	—
Construction and land	19	19	—	100	—
Multi-family residential	—	—	—	423	—
Commercial and industrial	970	970	—	717	21
Consumer	—	—	—	—	—

Total	$2,008	$2,008	$—	$3,750	$42

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$163	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	133	—
Construction and land	—	—	—	7	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,271	1,271	295	907	29
Consumer	—	—	—	—	—

Total	$1,271	$1,271	$295	$1,210	$29

Total impaired loans:
One- to four-family first mortgage	$656	$656	$—	$983	$21
Home equity loans and lines	3	3	—	33	—
Commercial real estate	360	360	—	1,790	—
Construction and land	19	19	—	107	—
Multi-family residential	—	—	—	423	—
Commercial and industrial	2,241	2,241	295	1,624	50
Consumer	—	—	—	—	—

Total	$3,279	$3,279	$295	$4,960	$71

	As of Period Ended December 31, 2012
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$1,117	$1,117	$—	$956	$62
Home equity loans and lines	56	56	—	71	2
Commercial real estate	2,985	2,985	—	3,451	100
Construction and land	60	60	—	631	—
Multi-family residential	528	528	—	528	—
Commercial and industrial	—	—	—	48	—
Consumer	—	—	—	—	—

Total	$4,746	$4,746	$—	$5,685	$164

With an allowance recorded:
One- to four-family first mortgage	$347	$347	$49	$445	$23
Home equity loans and lines	—	—	—	3	—
Commercial real estate	443	443	134	296	30
Construction and land	—	—	—	950	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	29	—
Consumer	—	—	—	—	—

Total	$790	$790	$183	$1,723	$53

Total impaired loans:
One- to four-family first mortgage	$1,464	$1,464	$49	$1,401	$85
Home equity loans and lines	56	56	—	74	2
Commercial real estate	3,428	3,428	134	3,747	130
Construction and land	60	60	—	1,581	—
Multi-family residential	528	528	—	528	—
Commercial and industrial	—	—	—	77	—
Consumer	—	—	—	—	—

Total	$5,536	$5,536	$183	$7,408	$217

A summary of information pertaining to nonaccrual loans as of dates indicated is as follows.

	September 30, 2013				December 31, 2012
(dollars in thousands)	Originated	Non- covered Acquired(1)	Covered	Total	Originated	Non- covered Acquired(1)	Covered	Total
Nonaccrual loans:
One- to four-family first mortgage	$661	$4,610	$2,426	$7,697	$126	$4,518	$2,616	$7,260
Home equity loans and lines	3	561	149	713	—	149	135	284
Commercial real estate	1,943	1,806	1,212	4,961	1,187	4,180	1,617	6,984
Construction and land	102	1,209	749	2,060	166	543	3,404	4,113
Multi-family residential	—	2,473	—	2,473	529	798	—	1,327
Commercial and industrial	2,242	—	1,155	3,397	170	—	1,746	1,916
Consumer	174	—	115	289	1	—	62	63

Total	$5,125	$10,659	$5,806	$21,590	$2,179	$10,188	$9,580	$21,947

(1)	Nonaccrual non-covered acquired loans accounted for under ASC 310-30 totaled $3.4 million as of September 30, 2013 and December 31, 2012.

As of September 30, 2013, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

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

Information about the Company’s TDRs is presented in the following tables.

	As of September 30, 2013
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs(1)
Originated loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$298	$298
Home equity loans and lines	—	—	—	—
Commercial real estate	281	—	111	392
Construction and land	151	—	—	151
Multi-family residential	—	—	—	—

Total real estate loans	432	—	409	841

Other loans:
Commercial and industrial	—	—	—	—
Consumer	5	—	—	5

Total other loans	5	—	—	5

Total loans	$437	$—	$409	$846

Non-covered acquired loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$590	$590
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	1,067	1,067
Construction and land	—	—	—	—
Multi-family residential	—	—	676	676

Total real estate loans	—	—	2,333	2,333

Other loans:
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—

Total other loans	—	—	—	—

Total loans	$—	$—	$2,333	$2,333

Covered loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land	—	—	413	413
Multi-family residential	—	—	—	—

Total real estate loans	—	—	413	413

Other loans:
Commercial and industrial	—	—	846	846
Consumer	6	—	35	41

Total other loans	6	—	881	887

Total loans	$6	$—	$1,294	$1,300

Total loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$888	$888
Home equity loans and lines	—	—	—	—
Commercial real estate	281	—	1,178	1,459
Construction and land	151	—	413	564
Multi-family residential	—	—	676	676

Total real estate loans	432	—	3,155	3,587

Other loans:
Commercial and industrial	—	—	846	846
Consumer	11	—	35	46

Total other loans	11	—	881	892

Total loans	$443	$—	$4,036	$4,479

	As of December 31, 2012
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs(1)
Originated loans:
Real estate loans:
One- to four-family first mortgage	$—	$310	$—	$310
Home equity loans and lines	—	—	—	—
Commercial real estate	—	299	112	411
Construction and land	182	—	—	182
Multi-family residential	—	—	—	—

Total real estate loans	182	609	112	903

Other loans:
Commercial and industrial	5	—	—	5
Consumer	12	—	—	12

Total other loans	17	—	—	17

Total loans	$199	$609	$112	$920

Non-covered acquired loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$52	$52
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	1,126	1,126
Construction and land	—	—	—	—
Multi-family residential	—	—	678	678

Total real estate loans	—	—	1,856	1,856

Other loans:
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—

Total other loans	—	—	—	—

Total loans	$—	$—	$1,856	$1,856

Covered loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land	289	—	—	289
Multi-family residential	—	—	—	—

Total real estate loans	289	—	—	289

Other loans:
Commercial and industrial	—	—	896	896
Consumer	17	—	—	17

Total other loans	17	—	896	913

Total loans	$306	$—	$896	$1,202

Total loans:
Real estate loans:
One- to four-family first mortgage	$—	$310	$52	$362
Home equity loans and lines	—	—	—	—
Commercial real estate	—	299	1,238	1,537
Construction and land	471	—	—	471
Multi-family residential	—	—	678	678

Total real estate loans	471	609	1,968	3,048

Other loans:
Commercial and industrial	5	—	896	901
Consumer	29	—	—	29

Total other loans	34	—	896	930

Total loans	$505	$609	$2,864	$3,978

None of the TDRs defaulted subsequent to the restructuring through the date the financial statements were issued. The Company restructured, as a TDR, one loan totaling $442,000 during the third quarter of 2013.

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of September 30, 2013, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets and liabilities measured for fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

		Fair Value Measurements Using
(dollars in thousands)	September 30, 2013	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$96,905	$—	$96,905	$—
Non-U.S. agency mortgage-backed	10,538	—	10,538	—
Municipal bonds	20,417	—	20,417	—
U.S. government agency	23,594	—	23,594	—

Total	$151,454	$—	$151,454	$—

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2012	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$102,513	$—	$102,513	$—
Non-U.S. agency mortgage-backed	12,668	—	12,668	—
Municipal bonds	17,585	—	17,585	—
U.S. government agency	24,490	—	24,490	—

Total	$157,256	$—	$157,256	$—

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

		Fair Value Measurements Using
(dollars in thousands)	September 30, 2013	Level 1	Level 2	Level 3

Assets
Acquired loans with deteriorated credit quality	$28,343	$—	$—	$28,343
Acquired loans without deteriorated credit quality	90,751	—	—	90,751
Impaired loans, excluding acquired loans	2,985	—	—	2,985
Repossessed assets	5,850	—	—	5,850
FDIC loss sharing receivable	13,577	—	—	13,577

Total	$141,506	$—	$—	$141,506

Liabilities
Deposits acquired through business combinations	$42,437	$—	$—	$42,437

Total	$42,437	$—	$—	$42,437

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2012	Level 1	Level 2	Level 3

Assets
Acquired loans with deteriorated credit quality	$50,854	$—	$—	$50,854
Acquired loans without deteriorated credit quality	117,536	—	—	117,536
Impaired loans, excluding acquired loans	5,353	—	—	5,353
Repossessed assets	6,454	—	—	6,454
FDIC loss sharing receivable	15,546	—	—	15,546

Total	$195,743	$—	$—	$195,743

Liabilities
Deposits acquired through business combinations	$81,948	$—	$—	$81,948
FHLB advances acquired through business combinations	18,257	—	—	18,257

Total	$100,205	$—	$—	$100,205

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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at September 30, 2013
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3

Financial Assets
Cash and cash equivalents	$35,953	$35,953	$35,953	$—	$—
Interest-bearing deposits in banks	3,185	3,185	3,185	—	—
Investment securities available for sale	151,454	151,454	—	151,454	—
Investment securities held to maturity	8,965	8,904	—	8,904	—
Mortgage loans held for sale	1,712	1,712	—	1,712	—
Loans, net	674,412	679,035	—	—	679,035
Cash surrender value of BOLI	17,638	17,638	17,638	—	—
FDIC loss sharing receivable	13,577	13,577	—	—	13,577

Financial Liabilities
Deposits	$765,810	$766,274	$—	$723,837	$42,437
Short-term FHLB advances	40,900	40,900	40,900	—	—
Long-term FHLB advances	10,000	10,521	—	10,521	—

		Fair Value Measurements at December 31, 2012
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3

Financial Assets
Cash and cash equivalents	$39,539	$39,539	$39,539	$—	$—
Interest-bearing deposits in banks	3,529	3,529	3,529	—	—
Investment securities available for sale	157,256	157,256	—	157,256	—
Investment securities held to maturity	1,665	1,746	—	1,746	—
Mortgage loans held for sale	5,627	5,627	—	5,627	—
Loans, net	667,809	676,622	—	—	676,622
Cash surrender value of BOLI	17,286	17,286	17,286	—	—
FDIC loss sharing receivable	15,546	15,546	—	—	15,546

Financial Liabilities
Deposits	$771,429	$774,325	$—	$692,377	$81,948
Short-term FHLB advances	10,000	10,000	10,000	—	—
Long-term FHLB advances	36,257	37,619	—	19,362	18,257

7. Subsequent Events

On November 5, 2013, the Company announced it has entered into a definitive agreement to acquire Britton & Koontz Capital Corporation. Under the terms of the agreement, shareholders of Britton & Koontz Capital Corporation will receive $16.14 per share in cash upon completion of the merger. The combined company will have total assets of approximately $1.2 billion, $843 million in loans and $990 million in deposits. The merger, which is expected to be completed in the first quarter of 2014, is subject to Britton & Koontz Capital Corporation shareholder approval, regulatory approval, which is incorporated herein by reference, and other customary conditions. For additional information, see the Company’s current report on Form 8-K filed on November 5, 2013 related to the definitive agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. and its wholly owned subsidiary, Home Bank, from December 31, 2012 to September 30, 2013 and on its results of operations for the three and nine months ended September 30, 2013 and September 30, 2012. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

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

EXECUTIVE OVERVIEW

During the third quarter of 2013, the Company earned $2.5 million, a decrease of $570,000, or 18.7%, compared to the third quarter of 2012. Diluted earnings per share for the third quarter of 2013 were $0.37, a decrease of $0.05, or 11.9%, compared to the third quarter of 2012. During the nine months ended September 30, 2013, the Company earned $5.6 million, a decrease of $1.3 million, or 18.6%, compared to the nine months ended September 30, 2012. Diluted earnings per share for the nine months ended September 30, 2013 were $0.80, a decrease of $0.15, or 15.8%, compared to the nine months ended September 30, 2012.

Key components of the Company’s performance during the three months and nine months ended September 30, 2013 are summarized below.

•	Total loans as of September 30, 2013 were $680.9 million, an increase of $7.7 million, or 1.2%, from December 31, 2012. Increases in commercial and industrial loans (up $8.0 million) and other consumer loans (up $4.2 million) were partially offset by decreases in construction and land loans (down $3.3 million) and multi-family residential loans (down $2.8 million). As of September 30, 2013, Covered Loans totaled $23.7 million, a decrease of $22.0 million, or 48.2%, from December 31, 2012.

•	Core deposits (i.e., checking, savings, and money market accounts) totaled $556.4 million as of September 30, 2013, an increase of $38.0 million, or 7.3%, from December 31, 2012. The increase in core deposits was offset by declines in certificate of deposits (“CDs”), as higher-priced CDs matured. Total customer deposits as of September 30, 2013 were $765.8 million, a decrease of $5.6 million, or 0.7%, from December 31, 2012.

•	Interest income decreased $894,000, or 7.4%, in the third quarter of 2013 compared to the third quarter of 2012. For the nine months ended September 30, 2013, interest income decreased $1.7 million, or 4.8%, compared to the nine months ended September 30, 2012. The decreases relate primarily to a decline in loan interest income as a result of lower average yields earned on loans, reflecting the continuing low interest rate environment as well as the effect of significant competition for loans.

•	Interest expense decreased $381,000, or 31.7%, for the third quarter of 2013 compared to the third quarter of 2012. For the nine months ended September 30, 2013, interest expense decreased $1.0 million, or 26.7%, compared to the nine months ended September 30, 2012. The decreases were primarily the result of reduced market rates and changes in the mix of customer deposits.

•	The provision for loan losses totaled $453,000 for the third quarter of 2013, an increase of $397,000, or 713.0%, compared to the third quarter of 2012. The increase in provisions for loan losses was primarily the result of loan growth and deterioration in non-covered acquired loans. For the nine months ended September 30, 2013, the provision for loan losses totaled $3.2 million, an increase of $1.3 million, or 67.1%, compared to the nine months ended September 30, 2012. The increase in provisions for loan losses was primarily the result of loan growth.

•	As of September 30, 2013, the Company’s ratio of allowance for loan losses to total loans was 0.95%, compared to 0.79% at December 31, 2012. Excluding Acquired Loans, the ratio of the allowance for loan losses to total loans was 1.09% at September 30, 2013, compared to 1.01% at December 31, 2012. Net charge-offs were $2.1 million for the first nine months of 2013 and 2012.

•	Noninterest income for the third quarter of 2013 decreased $421,000, or 20.2%, compared to the third quarter of 2012, due primarily to lower gains on the sale of loans (down $337,000) and the absence of gains on the sale of securities ($163,000). For the nine months ended September 30, 2013, noninterest income decreased $44,000, or 0.8%, compared to the nine months ended September 30, 2012, due primarily to lower discount accretion on the FDIC loss sharing receivable (down $127,000) and lower gains on the sale of mortgage loans (down $106,000), which were partially offset by increases in gains on the sale of securities (up $206,000).

•	Noninterest expense for the third quarter of 2013 decreased $499,000, or 6.0%, compared to the third quarter of 2012, due primarily to lower foreclosed asset expenses (down $157,000), other expenses (down $155,000), data processing and communication expenses (down $120,000) and marketing and advertising expenses (down $50,000). For the nine months ended September 30, 2013, noninterest expense decreased $41,000, or 0.2%, compared to the nine months ended September 30, 2012, due primarily to lower foreclosed asset expenses (down $522,000), data processing and communications (down $192,000) and professional services (down $77,000), which were partially offset by higher compensation and benefits expenses (up $425,000), Louisiana shares tax (up $162,000) and occupancy expenses (up $129,000).

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – Loans totaled $680.9 million as of September 30, 2013, an increase of $7.7 million, or 1.2%, from December 31, 2012. The increase in loans was primarily driven by commercial and industrial loans (up $8.0 million) and other consumer loans (up $4.2 million), which were largely offset by decreases in construction and land loans (down $3.3 million) and multi-family residential loans (down $2.8 million). Covered Loans totaled $23.7 million as of September 30, 2013, a decrease of $22.0 million, or 48.2%, compared to December 31, 2012. The decrease in the Covered Loan portfolio was primarily the result of principal repayments.

The following table summarizes the composition of the Company’s loan portfolio (including Covered Loans) as of the dates indicated.

	September 30,	December 31,	Increase/(Decrease)
(dollars in thousands)	2013	2012	Amount	Percent
Real estate loans:
One- to four-family first mortgage	$178,142	$177,816	$326	0.2%
Home equity loans and lines	40,922	40,425	497	1.2
Commercial real estate	253,648	252,805	843	0.3
Construction and land	72,201	75,529	(3,328)	(4.4)
Multi-family residential	16,864	19,659	(2,795)	(14.2)

Total real estate loans	561,777	566,234	(4,457)	(0.8)

Other loans:
Commercial and industrial	80,278	72,253	8,025	11.1
Consumer	38,819	34,641	4,178	12.1

Total other loans	119,097	106,894	12,203	11.4

Total loans	$680,874	$673,128	$7,746	1.2%

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger (i.e., loans with balances of $100,000 or greater) commercial real estate, multi-family residential, construction and land loans and commercial and industrial loans are individually evaluated for impairment. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer. The Company typically orders an “as is” valuation for collateral property if the loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of September 30, 2013 and December 31, 2012, loans individually evaluated for impairment, excluding Acquired Loans, amounted to $3.3 million and $5.5 million, respectively. As of September 30, 2013 and December 31, 2012, substandard loans, excluding Covered Loans, amounted to $23.0 million and $20.6 million, respectively. The amount of the allowance for loan losses allocated to originated impaired or substandard loans totaled $295,000 and $183,000 as of September 30, 2013 and December 31, 2012, respectively. There were no assets classified as doubtful or loss as of September 30, 2013 and December 31, 2012.

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

Nonperforming assets (“NPAs”) defined as nonaccrual loans, accruing loans past due 90 days or more and foreclosed assets, excluding Covered Assets, amounted to $18.6 million, or 2.0% of total assets, as of September 30, 2013, compared to $16.1 million, or 1.8% of total assets, as of December 31, 2012. Total NPAs, including Covered Assets, amounted to $27.4 million, or 2.9% of total assets as of September 30, 2013, compared to $28.4 million, or 2.9% of total assets as of December 31, 2012.

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

The following table sets forth the composition of the Company’s NPAs and troubled debt restructurings as of the dates indicated.

	September 30, 2013				December 31, 2012
		Acquired Loans				Acquired Loans
(dollars in thousands)	Originated	Non-covered Acquired(1)	Covered	Total	Originated	Non-covered Acquired(1)	Covered	Total
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$661	$4,610	$2,426	$7,697	$126	$4,518	$2,616	$7,260
Home equity loans and lines	3	561	149	713	—	149	135	284
Commercial real estate	1,943	1,806	1,212	4,961	1,187	4,180	1,617	6,984
Construction and land	102	1,209	749	2,060	166	543	3,404	4,113
Multi-family residential	—	2,473	—	2,473	529	798	—	1,327
Other loans:
Commercial and industrial	2,242	—	1,155	3,397	170	—	1,746	1,916
Consumer	174	—	115	289	1	—	62	63

Total nonaccrual loans	5,125	10,659	5,806	21,590	2,179	10,188	9,580	21,947
Accruing loans 90 days or more past due	—	—	—	—	—	—	—	—

Total nonperforming loans	5,125	10,659	5,806	21,590	2,179	10,188	9,580	21,947
Foreclosed assets	638	2,148	3,064	5,850	2,760	1,011	2,683	6,454

Total nonperforming assets	5,763	12,807	8,870	27,440	4,939	11,199	12,263	28,401
Performing troubled debt restructurings	437	—	6	443	808	—	306	1,114

Total nonperforming assets and troubled debt restructurings	$6,200	$12,807	$8,876	$27,883	$5,747	$11,199	$12,569	$29,515

Nonperforming loans to total loans				3.17%				3.26%
Nonperforming loans to total assets				2.24%				2.28%
Nonperforming assets to total assets				2.85%				2.95%

(1)	Includes $3.4 million in non-covered acquired loans accounted for under ASC 310-30 at September 30, 2013 and December 31, 2012. Excluding acquired loans and assets, ratios for nonperforming loans to total loans, nonperforming loans to total assets and nonperforming assets to total assets were 0.91%, 0.61% and 0.69%, respectively, at September 30, 2013.

Net loan charge-offs for the third quarter of 2013 were $84,000, compared to $464,000 for the third quarter of 2012. Net loan charge-offs for the nine months ended September 30, 2013 and September 30, 2012 were $2.1 million.

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

With respect to acquired loans, the Company follows the reserve standard set forth in ASC 310, Receivables. At acquisition, the Company reviews each loan to determine whether there is evidence of deterioration in credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each loan pool meeting the criteria above, and determines the excess of the loan pool’s scheduled contractual principal and interest payments in excess of cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the pool’s cash flows expected to be collected over the fair value, is accreted into interest income over the remaining life of the pool (accretable yield). The Company records a discount on these loans at acquisition to record them at their estimated fair values. As a result, acquired loans subject to ASC 310 are excluded from the calculation of the allowance for loan losses as of the acquisition date. See Note 5 to the Consolidated Financial Statements for additional information concerning our allowance for Acquired Loans.

Acquired loans were recorded as of their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. Under current accounting principles, if the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision to the allowance for loan losses. As of September 30, 2013, $283,000 of our allowance for loan losses was allocated to loans acquired without deteriorated credit quality and $67,000 of our allowance for loan losses was allocated to acquired loans with deteriorated credit quality.

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

The following table presents the activity in the allowance for loan losses during the first nine months of 2013.

(dollars in thousands)	Originated	Non-covered Acquired	Covered	Total

Balance, December 31, 2012	$5,114	$205	$—	$5,319
Provision charged to operations	3,040	181	—	3,221
Loans charged off	(2,099)	(36)	—	(2,135)
Recoveries on charged off loans	58	—	—	58

Balance, September 30, 2013	$6,113	$350	$—	$6,463

At September 30, 2013, the Company’s ratio of allowance for loan losses to total loans was 0.95%, compared to 0.79% and 0.73% at December 31, 2012 and September 30, 2012, respectively. Excluding acquired loans, the ratio of allowance for loan losses to total loans was 1.09% at September 30, 2013, compared to 1.01% at December 31, 2012 and September 30, 2012.

Investment Securities

The Company’s investment securities portfolio totaled $160.4 million as of September 30, 2013, an increase of $1.5 million, or 0.9%, from December 31, 2012. As of September 30, 2013, the Company had a net unrealized gain on its available for sale investment securities portfolio of $1.1 million, compared to $4.9 million as of December 31, 2012. The decrease in the unrealized gain primarily reflects increasing long-term market interest rates. The investment securities portfolio had a modified duration of 4.7 and 3.7 years at September 30, 2013 and December 31, 2012, respectively.

The following table summarizes activity in the Company’s investment securities portfolio during the first nine months of 2013.

(dollars in thousands)	Available for Sale	Held to Maturity

Balance, December 31, 2012	$157,256	$1,665
Purchases	28,895	7,794
Sales	(7,277)	—
Principal payments and calls	(22,866)	(456)
Accretion of discounts and amortization of premiums, net	(795)	(38)
Decrease in market value	(3,759)	—

Balance, September 30, 2013	$151,454	$8,965

Funding Sources

Deposits – Deposits totaled $765.8 million as of September 30, 2013, a decrease of $5.6 million, or 0.7%, compared to December 31, 2012. Core deposits totaled $556.4 million as of September 30, 2013, an increase of $38.0 million, or 7.3%, compared to December 31, 2012.

The following table sets forth the composition of the Company’s deposits at the dates indicated.

	September 30,	December 31,	Increase (Decrease)
(dollars in thousands)	2013	2012	Amount	Percent

Demand deposit	$171,915	$152,462	$19,453	12.8%
Savings	54,709	51,515	3,194	6.2
Money market	203,218	191,191	12,027	6.3
NOW	126,595	123,294	3,301	2.7
Certificates of deposit	209,373	252,967	(43,594)	(17.2)

Total deposits	$765,810	$771,429	$(5,619)	(0.7)%

Federal Home Loan Bank Advances – Short-term FHLB advances totaled $40.9 million as of September 30, 2013, compared to $10.0 million as of December 31, 2012. Short-term FHLB advances increased primarily due to the payoff of $26.3 million in long-term FHLB advances. Long-term FHLB advances totaled $10.0 million as of September 30, 2013, compared to $36.3 million as of December 31, 2012.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding that allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. Shareholders’ equity decreased $1.4 million, or 1.0%, from $141.6 million as of December 31, 2012 to $140.2 million as of September 30, 2013. The decrease was primarily the result of stock repurchases of $6.3 million and a $2.5 million decrease in other comprehensive income, which were offset partially by a $5.6 million increase in retained earnings.

As of September 30, 2013, the Bank had regulatory capital that was well in excess of regulatory requirements. The following table details the Bank’s actual levels and current regulatory capital requirements as of September 30, 2013.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 risk-based capital	$137,016	21.33%	$25,697	4.00%	$38,546	6.00%
Total risk-based capital	143,479	22.33	51,394	8.00	64,243	10.00
Tier 1 leverage capital	137,016	14.29	38,353	4.00	47,942	5.00
Tangible capital	137,016	14.29	14,382	1.50	N/A	N/A

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity Management

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring adequate cash flow exists to meet the Company’s needs, including operating, strategic and capital. The Company develops its liquidity management strategies as part of its overall asset/liability management process. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity. As of September 30, 2013, cash and cash equivalents totaled $36.0 million. At such date, investment securities available for sale totaled $151.5 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. As of September 30, 2013, certificates of deposit maturing within the next 12 months totaled $142.0 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended September 30, 2013, the average balance of our outstanding FHLB advances was $41.1 million. As of September 30, 2013, the Company had $50.9 million in outstanding FHLB advances and had $311.8 million in additional FHLB advances available.

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

Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of September 30, 2013.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	(0.5)%
+200	—
+100	0.2

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of September 30, 2013 and December 31, 2012.

	Contract Amount
(dollars in thousands)	September 30, 2013	December 31, 2012

Standby letters of credit	$2,483	$2,907
Available portion of lines of credit	66,436	59,124
Undisbursed portion of loans in process	78,423	47,678
Commitments to originate loans	54,787	77,857

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

RESULTS OF OPERATIONS

During the third quarter of 2013, the Company earned $2.5 million, a decrease of $570,000, or 18.7%, compared to the third quarter of 2012. For the nine months ended September 30, 2013, the Company’s net income was $5.6 million, a decrease of $1.3 million, or 18.6%, compared to the nine months ended September 30, 2012. Diluted earnings per share for the third quarter of 2013 were $0.37, a decrease of $0.05, or 11.9%, compared to the third quarter of 2012. Diluted earnings per share for the nine months ended September 30, 2013 were $0.80, a decrease of $0.15, or 15.8%, compared to the nine months ended September 30, 2012.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 4.66% and 4.81% for the three months ended September 30, 2013 and September 30, 2012, respectively, and 4.53% and 4.61% for the nine months ended September 30, 2013 and September 30, 2012, respectively. The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.79% and 4.96% for the three months ended September 30, 2013 and September 30, 2012, respectively, and 4.67% and 4.76% for the nine months ended September 30, 2013 and September 30, 2012, respectively. The decrease in the net interest spread and net interest margin related primarily to lower average loan yields.

Net interest income totaled $10.4 million for the three months ended September 30, 2013, a decrease of $513,000, or 4.7%, compared to the three months ended September 30, 2012. For the nine months ended September 30, 2013, net interest income totaled $30.2 million, a decrease of $653,000, or 2.1%, compared to the nine months ended September 30, 2012. The decline in net interest income was due largely to a decline in loan interest income as a result of lower average yields earned on loans, reflecting the continuing low interest rate environment as well as the effect of significant competition for loans.

Interest income decreased $894,000, or 7.4%, in the third quarter of 2013, compared to the third quarter of 2012. For the nine months ended September 30, 2013, interest income decreased $1.7 million, or 4.8%, compared to the nine months ended September 30, 2012. The decline in interest income was due largely to a decline in loan interest income for the reasons described in the preceding paragraph.

Interest expense decreased $381,000, or 31.7%, in the third quarter of 2013 compared to the third quarter of 2012. For the nine months ended September 30, 2013, interest expense decreased $1.0 million, or 26.7%, compared to the nine months ended September 30, 2012. The decrease was primarily the result of reduced market rates and changes in the mix of customer deposits.

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

	Three Months Ended September 30,
	2013			2012
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)
Interest-earning assets:
Loans receivable(1)	$676,639	$10,439	6.07%	$678,936	$11,309	6.56%
Investment securities (TE)	157,352	755	2.10	149,472	769	2.18
Other interest-earning assets	27,293	32	0.47	41,373	42	0.40

Total interest-earning assets (TE)	861,284	11,226	5.17	869,781	12,120	5.52

Noninterest-earning assets	97,276			104,980

Total assets	$958,560			$974,761

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$389,773	$240	0.24%	$355,107	$302	0.34%
Certificates of deposit	215,745	490	0.90	269,840	735	1.08

Total interest-bearing deposits	605,518	730	0.48	624,947	1,037	0.66
FHLB advances	41,083	93	0.90	48,175	167	1.39

Total interest-bearing liabilities	646,601	823	0.51	673,122	1,204	0.71

Noninterest-bearing liabilities	172,899			161,091

Total liabilities	819,500			834,213
Shareholders’ equity	139,060			140,548

Total liabilities and shareholders’ equity	$958,560			$974,761

Net interest-earning assets	$214,683			$196,659

Net interest spread (TE)		$10,403	4.66%		$10,916	4.81%

Net interest margin (TE)			4.79%			4.96%

	Nine Months Ended September 30,
	2013			2012
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)
Interest-earning assets:
Loans receivable(1)	$678,483	$30,579	5.97%	$675,297	$32,063	6.27%
Investment securities (TE)	155,277	2,278	2.12	152,622	2,441	2.25
Other interest-earning assets	28,067	96	0.46	31,012	111	0.48

Total interest-earning assets (TE)	861,827	32,953	5.10	858,931	34,615	5.35

Noninterest-earning assets	100,767			108,974

Total assets	$962,594			$967,905

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$377,326	$749	0.27%	$333,494	$974	0.39%
Certificates of deposit	230,997	1,661	0.96	276,372	2,279	1.10

Total interest-bearing deposits	608,323	2,410	0.53	609,866	3,253	0.71
FHLB advances	44,354	359	1.08	74,379	526	0.94

Total interest-bearing liabilities	652,677	2,769	0.57	684,245	3,779	0.74

Noninterest-bearing liabilities	167,958			145,115

Total liabilities	820,635			829,360
Shareholders’ equity	141,959			138,545

Total liabilities and shareholders’ equity	$962,594			$967,905

Net interest-earning assets	$209,150			$174,686

Net interest spread (TE)		$30,184	4.53%		$30,836	4.61%

Net interest margin (TE)			4.67%			4.76%

(1)	Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process. Acquired loans were recorded at fair value upon acquisition and accrete interest income over the remaining lives of the respective loans.

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

	For the Three Months Ended September 30, 2013 Compared to 2012 Change Attributable To			For the Nine Months Ended September 30, 2013 Compared to 2012 Change Attributable To
(dollars in thousands)	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
Interest income:
Loans receivable	$(861)	$(9)	$(870)	$(1,331)	$(153)	$(1,484)
Investment securities (TE)	(78)	64	(14)	(200)	37	(163)
Other interest-earning assets	6	(16)	(10)	(5)	(10)	(15)

Total interest income	(933)	39	(894)	(1,536)	(126)	(1,662)

Interest expense:
Savings, checking and money market accounts	(84)	22	(62)	(247)	22	(225)
Certificates of deposit	(111)	(134)	(245)	(281)	(337)	(618)
FHLB advances	95	(169)	(74)	66	(233)	(167)

Total interest expense	(100)	(281)	(381)	(462)	(548)	(1,010)

Increase (decrease) in net interest income	$(833)	$320	$(513)	$(1,074)	$422	$(652)

Provision for Loan Losses – For the quarter ended September 30, 2013, the Company recorded a provision for loan losses of $453,000, 713% higher than the $56,000 for the same period in 2012. The increase in provisions for loan losses was primarily the result of loan growth and deterioration in non-covered acquired loans. For the nine months ended September 30, 2013, the provision for loan losses totaled $3.2 million, an increase of $1.3 million, or 67.1%, compared to the nine months ended September 30, 2012. The increase in provisions for loan losses was primarily the result of loan growth.

As of September 30, 2013, the Company’s ratio of allowance for loan losses to total loans was 0.95%, compared to 0.79% and 0.73% at December 31, 2012 and September 30, 2012, respectively. Excluding acquired loans, the ratio of the allowance for loan losses to total loans was 1.09% at September 30, 2013, compared to 1.01% at December 31, 2012 and 1.01% at September 30, 2012.

Noninterest Income – The Company’s noninterest income was $1.7 million for the three months ended September 30, 2013, $421,000, or 20.2%, lower than the $2.1 million earned for the same period in 2012. Noninterest income was $5.6 million for the nine months ended September 30, 2012, $44,000, or 0.8%, lower than the $5.7 million earned for the same period of 2012.

The decrease in noninterest income in the third quarter of 2013 compared to the third quarter of 2012 resulted primarily from lower gains on the sale of mortgage loans (down $337,000) and the absence of gains on the sale of securities (down $163,000).

The decrease in noninterest income for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 resulted primarily from higher gains on the sale of securities (up $206,000), which were offset by decreases in discount accretion on the FDIC loss sharing receivable (down $127,000) and gain on sale of mortgage loans (down $106,000).

Noninterest Expense – The Company’s noninterest expense was $7.9 million for the three months ended September 30, 2013, $499,000, or 6.0%, lower than the $8.4 million recorded for the same period in 2012. Noninterest expense was $24.2 million for the nine months ended September 30, 2013, $41,000, or 0.2%, lower than the $24.2 million for the same period of 2012.

The decrease in noninterest expense in the third quarter of 2013 compared to the third quarter of 2012 resulted primarily from lower foreclosed asset expenses (down $157,000), other expenses (down $155,000), data processing and communication expenses (down $120,000) and marketing and advertising expenses (down $50,000).

The decrease in noninterest expense for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 resulted primarily from lower foreclosed asset expenses (down $522,000), data processing and communications (down $192,000) and professional services (down $77,000), which were partially offset by higher compensation and benefits expenses (up $425,000), Louisiana shares tax (up $162,000) and occupancy expenses (up $129,000).

Income Taxes – For the quarters ended September 30, 2013 and September 30, 2012, the Company incurred income tax expense of $1.2 and $1.5 million, respectively. The Company’s effective tax rate amounted to 33.4% and 33.0% during the third quarters of 2013 and 2012, respectively. For the nine months ended September 30, 2013 and September 30, 2012, the Company incurred income tax expense of $2.8 million and $3.5 million, respectively. The Company’s effective tax rate amounted to 33.5% and 33.7% during the nine months ended September 30, 2013 and September 30, 2012, respectively. Differences between the effective tax rate and the statutory tax rate primarily relate to variances in items that are non-taxable or non-deductible (e.g., state tax, tax-exempt income, tax credits, etc.).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/ Liability Management and Market Risk”. Additional information at September 30, 2013 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
July 1 - July 30, 2013	34,555	$18.55	34,555	177,745
August 1 - August 31, 2013	9,500	18.20	9,500	168,245
September 1 - September 30, 2013	122	17.38	122	168,123

Total	44,177	$18.47	44,177	168,123

(1)	On June 7, 2013, the Company announced the commencement of a new stock repurchase program. Under the plan, the Company can repurchase up to 370,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Financial Statement Schedules.

No.	Description

2.1	Agreement and Plan of Merger, dated as of November 4, 2013, between Home Bancorp, Inc. and Britton & Koontz Capital Corp.*

31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer

32.0	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

*	Incorporated by reference from the like-numbered exhibit to the registrant’s current report on Form 8-K (dated November 4, 2013 and filed on November 5, 2013, SEC File No. 001-34190).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP, INC.

November 8, 2013	By:	/s/ John W. Bordelon
John W. Bordelon
President, Chief Executive Officer and Director

November 8, 2013	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer

November 8, 2013	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank First Vice President and Director of Financial Reporting