Form 10-K
period 2013-12-31
HOME BANCORP, INC.
filed 2014-03-14
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the 5,477,681 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $18.50 for the common stock on June 30, 2013, as reported by the Nasdaq Stock Market, was approximately $101.3 million. Shares of common stock held by the registrant’s executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of March 7, 2014: 7,099,614

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the definitive Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

HOME BANCORP, INC.

2013 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations hereunder). Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Home Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumptions, many of which are difficult to predict and generally are beyond the control of Home Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of noninterest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) the low interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Home Bancorp, Inc. is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; (7) we may not fully realize all the benefits we anticipated in connection with our acquisitions of other institutions or our assumptions made in connection therewith may prove to be inaccurate; or (8) legislation or changes in regulatory requirements adversely affecting the business of Home Bancorp, Inc. Home Bancorp, Inc. undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

General. Home Bancorp, Inc. (the “Company”) is a Louisiana corporation that became the holding company for Home Bank in October 2008 upon the Bank’s mutual to stock conversion. Home Bank (the “Bank”) is a federally chartered community-oriented savings bank which was originally organized in 1908 and is headquartered in Lafayette, Louisiana. The Bank, which is a wholly owned subsidiary of the Company, currently conducts business through 22 banking offices in the Greater Lafayette, Baton Rouge, Greater New Orleans and Northshore (of Lake Ponchartrain) regions of south Louisiana. In February 2014, the Bank added seven additional banking offices in Mississippi through the Company’s acquisition of Britton & Koontz Capital Corporation (“Britton & Koontz”), the holding company of the 147-year-old Britton & Koontz Bank, N.A. (“Britton & Koontz Bank”) (two of the offices acquired from Britton & Koontz Bank in Baton Rouge, Louisiana, have since been closed or consolidated).

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

We are an active originator of residential home mortgage loans in our market areas. Historically, Home Bank was a traditional thrift institution with an emphasis on fixed-rate long-term single-family residential first mortgage loans. Over the course of the last decade plus, we have shifted our emphasis in the loan products we offer and increased our efforts to originate commercial real estate loans and commercial and industrial loans. Commercial real estate loans and commercial and industrial loans are deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans. In addition, the Bank views commercial real estate and commercial and industrial loans as attractive lending products because the Bank’s commercial borrowers typically maintain deposit accounts at the Bank, increasing the Bank’s core deposits.

The Company’s headquarters office is located at 503 Kaliste Saloom Road, Lafayette, Louisiana, and our telephone number is (337) 237-1960. We maintain a website at www.home24bank.com, and we provide our customers with online banking services. Information on our website should not be considered a part of this Annual Report on Form 10-K.

Market Area and Competition

The Bank has four primary market areas across south Louisiana: Greater Lafayette, Baton Rouge, Greater New Orleans and the Northshore (of Lake Ponchartrain) and two primary market areas in west Mississippi: Natchez and Vicksburg. In 2007, the Company expanded its operations into Baton Rouge, Louisiana, and currently operates three banking offices in Baton Rouge. In 2010, the Company expanded into the Northshore (of Lake Ponchartrain) through a Federal Deposit Insurance Corporation (“FDIC”) assisted transaction of the former Statewide Bank (“Statewide”). The Bank currently operates six banking offices in the Northshore region. In 2011, the Company expanded into the Greater New Orleans area through its acquisition of GS Financial Corporation (“GSFC”) and its subsidiary, Guaranty Savings Bank (“Guaranty”). The Bank currently operates four banking offices in the Greater New Orleans area. In February 2014, the Company expanded into Natchez and Vicksburg, Mississippi through its acquisition of Britton & Koontz and its subsidiary, Britton & Koontz Bank. The Bank currently operates three banking offices in Natchez and two banking offices in Vicksburg. For additional information on our acquisition activity, see Part II, Item 7 in this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisition Activity.”

We face significant competition in originating loans and attracting deposits. This competition stems primarily from commercial banks, other savings banks and savings associations, credit unions and mortgage-banking companies. Many of the financial service providers operating in our market areas are significantly larger and have greater financial resources than us. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies.

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

The Dodd-Frank Act

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This act imposes additional restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Many of the regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the Dodd-Frank Act are related to the operations of the Bank:

•	A new independent Consumer Financial Protection Bureau (“CFPB”) was established within the FRB, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. However, smaller financial institutions, like the Bank, continue to be subject to the supervision and enforcement of their primary federal banking regulator with respect to federal consumer financial protection laws.

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities was eliminated subject to various grandfathering and transition rules.

•	The prohibition on payment of interest on demand deposits was repealed.

•	Deposit insurance was permanently increased to $250,000.

•	The deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•	The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35% of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the Dodd-Frank Act are related to the operations of the Company:

•	Authority over savings and loan holding companies was transferred to the FRB on July 21, 2011.

•	Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies will be extended to thrift holding companies. However, the FRB has not yet issued regulations that address the levels of these capital requirements or when they will apply to the Company.

•	The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•	Public companies are now required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•	A separate, non-binding shareholder vote is now required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•	Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•	Stock exchanges, which include the Nasdaq, are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials is required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•	Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

Regulations were recently adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule. The regulations contain prohibitions and restrictions on the ability of financial institution holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. The regulations will become effective on April 1, 2014 with full compliance being phased in over a period ending on July 21, 2015. The Company is currently reviewing its investment portfolio to ensure compliance as the various provisions of the Volcker Rule regulations become effective.

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

Insurance of Accounts. The deposits of Home Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. government. The Dodd-Frank Act permanently increased deposit insurance on most accounts to $250,000. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions.

The FDIC’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. Following the Dodd-Frank Act, the FDIC amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessment rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. The annual assessment rate set for the fourth quarter of 2013 was 0.00160% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

As of December 31, 2013, Home Bank exceeded all of its regulatory capital requirements, with total risk-based, tier 1 risk-based capital and leverage capital ratios of 21.88%, 20.84% and 14.17%, respectively.

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

As of December 31, 2013, Home Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which constitutes a strengthened set of capital requirements for banking organizations in the United States and around the world. In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019. The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks such as the Bank, a common equity Tier 1 capital ratio of 4.5% will become effective on January 1, 2015. The new capital rules will also increase the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, institutions that seek the freedom to make capital distributions and pay discretionary bonuses to executive officers without restriction must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures. The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

Capital Distributions. OCC regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for OCC approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions must still file a notice with the OCC at least 30 days before the board of directors declares a dividend or approves a capital distribution if: (1) the institution would not be well-capitalized following the distribution; or (2) the proposed distribution would reduce the amount or retire any part of its common or preferred stock or retire any part of a debt instrument included in its regulatory capital.

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

Statutory penalty provisions require an institution that fails to remain a QTL to either become a national bank or be prohibited from the following:

•	making any new investments or engaging in any new activity not allowed for both a national bank and a savings association;

•	establishing any new branch office unless allowable for a national bank; and

•	paying dividends unless allowable for a national bank, are necessary to meet obligations of its holding company and are approved by the OCC and FRB.

Three years from the date a savings association should have become or ceases to be a QTL, by failing to meet either QTL test, the institution must dispose of any investment or not engage in any activity unless the investment or activity is allowed for both a national bank and a savings association.

A savings institution not in compliance with the QTL test also is subject to an enforcement action for violation of the Home Owners’ Loan Act, as amended.

As of December 31, 2013, Home Bank met the requirements to be deemed a QTL.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act, place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. Home Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act, and as of December 31, 2013 was in compliance with the above restrictions.

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

Federal Home Loan Bank System. Home Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. As of December 31, 2013, Home Bank had $97.0 million of FHLB advances and $262.3 million available on its line of credit with the FHLB.

As a member, Home Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1.0% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. As of December 31, 2013, Home Bank had $4.4 million in FHLB stock, which was in compliance with this requirement.

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

Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at the FRB. As of December 31, 2013, Home Bank had met its reserve requirement.

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

Federal Taxation

General. Home Bancorp, Inc. and Home Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. The Company’s federal and state income tax returns for taxable years through December 31, 2009 have been closed for purposes of examination by the Internal Revenue Service.

The Company will file a consolidated federal income tax return with the Bank. Accordingly, it is anticipated that any cash distributions made by Home Bancorp to its shareholders would be treated as cash dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes.

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

As of December 31, 2013, the total federal pre-1988 reserve was approximately $1.2 million. The reserve reflects the cumulative effect of federal tax deductions by Home Bank for which no federal income tax provisions have been made.

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

Net Operating Loss Carryovers. For net operating losses in tax years beginning before August 6, 1997, the Company may carry back net operating losses to the three years preceding the loss year and then forward to fifteen years following the loss years. For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years preceding the loss year and forward to the 20 years following the loss year. As of December 31, 2013, the Company had no net operating loss carry forwards for federal income tax purposes.

Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is 80% in the case of dividends received from corporations which a corporate recipient owns less than 80%, but at least 20% of the distribution corporation. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received.

Item 1A.	Risk Factors.

In analyzing whether to make or to continue an investment in our securities, investors should consider, among other factors, the following risk factors.

Risks Related to Our Business

There are increased risks involved with commercial real estate, including multi-family residential, commercial and industrial and construction and land lending activities.

Our lending activities include loans secured by commercial real estate and commercial and industrial loans. Our commercial real estate loans increased by 176.7% over the past four years. During the same period, our commercial and industrial loans increased by 102.2%. Commercial real estate lending and commercial and industrial lending generally are considered to involve a higher degree of risk than single-family residential lending due to a variety of factors. As a result of the larger loan balances typically involved in these loans, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. As of December 31, 2013, the largest outstanding balances of our commercial real estate loans and commercial and industrial loans were $9.4 million and $3.0 million, respectively. If a large loan were to become non-performing, as we experienced in 2012 and 2013, it can have a significant impact on our results of operations. Because we intend to continue our growth in commercial real estate and commercial and industrial loans, our credit risk exposure may increase and we may need to make additional provisions to our allowance for loan losses, which could adversely affect our future results of operations.

In addition to commercial real estate and commercial and industrial loans, Home Bank holds a significant portfolio of construction and land loans. As of December 31, 2013, Home Bank’s construction and land loans amounted to $83.3 million, or 11.8% of our loan portfolio. Construction and land loans generally have a higher risk of loss than single-family residential mortgage loans due primarily to the critical nature of the initial estimates of a property’s value upon completion of construction compared to the estimated costs, including interest, of construction as well as other assumptions. If the estimates upon which construction loans are made prove to be inaccurate, we may be confronted with projects that, upon completion, have values which are below the loan amounts. If the Bank is forced to liquidate the collateral associated with such loans at values less than the remaining loan balance, it could have a significant impact on our results of operations.

Our allowance for loan losses may not be adequate to cover probable losses.

We have established an allowance for loan losses based upon various assumptions and judgments about the collectability of our loan portfolio which we believe is adequate to offset probable losses on our existing loans. While we are not aware of any specific factors indicating a deficiency in the amount of our allowance for loan losses, in light of the current economic environment, one of the most pressing issues faced by financial institutions is the adequacy of their allowance for loan losses. Federal bank regulators have increased their scrutiny of the level of the allowance for losses maintained by regulated institutions. In the event that we have to increase our allowance for loan losses beyond current levels, it would have an adverse effect on our results in future periods. As of December 31, 2013, our allowance for loan losses amounted to $6.9 million, or 1.0% of total loans.

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

Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on Covered Assets. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. Additionally, management may decide to forgo loss sharing coverage on certain assets to allow greater flexibility over the management of certain assets. As of December 31, 2013, $24.9 million, or 2.5%, of the Company’s assets were covered by FDIC loss sharing agreements. At such date, the loss sharing agreement with respect to $22.4 million of covered commercial assets will expire in March 2015 (five years from the date of the acquisition), with the remaining loss sharing agreement on $2.5 million of covered residential assets expiring in March 2020 (10 years from the date of the acquisition).

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

Future adjustments to the carrying value of our FDIC loss sharing receivable (“FDIC Asset”) could adversely affect our future results of operations.

In connection with our March 2010 acquisition from the FDIC of certain assets and liabilities of Statewide, we recorded an FDIC Asset, representing the portion of estimated losses covered by two loss sharing agreements between the Bank and the FDIC. The initial amount of the FDIC Asset was $34.4 million. The carrying value of the FDIC Asset is reviewed and adjusted quarterly based upon, among other factors, our estimates of the amount and timing of anticipated cash flows received from the loss share agreements. As of December 31, 2013, the Company had an FDIC Asset in the amount of $12.7 million. The Company’s remaining FDIC Asset consists of two primary components: Schedule A (single family residential mortgage and home equity loans) and Schedule B (all other Covered Loans). The FDIC Asset related to Schedule A loans totaled $4.2 million at December 31, 2013. Schedule A loss share protection will expire in March 2020. The FDIC Asset related to Schedule B loans totaled $8.5 million at December 31, 2013. Schedule B loss share protection will expire in March 2015. In the event that we revise our cash flow estimations on the FDIC Asset, we could be required to record additional asset amortization expense. At the end of each of the loss share coverage periods, any remaining amount of the FDIC Asset will be charged-off, which will reduce income for that period.

Other than temporary declines in the value of our investment securities may require us to take additional charges to earnings.

We evaluate our securities portfolio for other-than-temporary impairment (“OTTI”) throughout the year. Each investment with a fair value less than book value is reviewed quarterly. An impairment charge is recorded against individual securities if management’s review concludes that the decline in value is other than temporary. As of December 31, 2013, our investment securities portfolio included 14 non-agency mortgage-backed securities with an aggregate amortized cost of $9.8 million, an aggregate fair value of $9.7 million and a net unrealized loss of $16,000. Delinquencies and defaults in the mortgage loans underlying these securities may adversely affect the cash flows received by us and may result in a conclusion in future periods that the securities are other-than-temporarily impaired. Such a conclusion of OTTI would require us to take additional charges to earnings to write down the value of these securities.

We may not succeed in our plan to grow, which could reduce future profitability.

Over the past several years, we have grown our branch system by opening additional offices and through acquisitions of other financial institutions. Typically, it takes several years for a new banking office to become profitable, and this could adversely affect our earnings in future periods. There also is a risk that, as we geographically expand our lending area, we may not be as successful in assessing the credit risks which are inherent in different markets.

Our ability to successfully acquire other institutions depends on our ability to identify, acquire and integrate such institutions into our franchise. Our experience in mergers and acquisitions consists of an acquisition in 2006 of a building and loan association located in Crowley, Louisiana, an FDIC-assisted acquisition in 2010 of a bank with branches located in the Northshore (of Lake Ponchartrain) region of Louisiana, an acquisition in 2011 of a savings bank with branches located in Greater New Orleans and an acquisition in February 2014 of a national bank headquartered in Natchez, Mississippi with branches located in Natchez and Vicksburg, Mississippi and Baton Rouge, Louisiana. Failure to successfully integrate the systems and operations of our most recent acquisition, Britton & Koontz Capital Corporation, acquired in February 2014, could have an adverse effect on our future results of operations. If we were to acquire another institution in the future, our results of operations could be adversely affected if our analysis of the acquisition of such institution was not complete and correct or our integration efforts were not successful. Currently, we have no agreements or understandings with anyone regarding a future acquisition.

Our business is geographically concentrated in south Louisiana and west Mississippi, which makes us vulnerable to downturns in the local economy.

Most of our loans are to individuals and businesses located in south Louisiana and west Mississippi. Regional economic conditions affect the demand for our products and services as well as the ability of our customers to repay loans. While economic conditions in most of our market areas have been stronger than many areas of the United States in recent years, the concentration of our business operations makes us vulnerable to economic downturns in the market areas in which we operate. Declines in local real estate values could adversely affect the value of property used as collateral for the loans we make. Historically, the oil and gas industry has constituted a significant component of the economy in south Louisiana. The oil and gas industry remains an important factor in the local economy in most of the markets that we operate in and downturns in the oil and gas industry could adversely affect our operations.

A natural disaster, especially one affecting our market areas, could adversely affect the Company’s financial condition and results of operations.

Since a considerable portion of our business is conducted in south Louisiana, most of our credit exposure is in that area. Historically, south Louisiana has been vulnerable to natural disasters, including hurricanes, floods and tornadoes. Natural disasters could harm our operations directly through interference with communications, which would prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our loan portfolio, as uninsured or underinsured losses, including losses from business disruption, may reduce our borrowers’ ability to repay their loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural disasters in our market areas could have a material adverse effect on our business, prospects, financial condition and results of operations.

The current economic environment poses significant challenges and could adversely affect the Company’s financial condition and results of operations.

Although the economy in most of our markets continues to be stronger in comparison to many other areas of the country and the United States as a whole, challenging conditions in the broader economy could adversely affect the financial capacity of businesses and individuals in the Company’s market areas. In particular, adverse developments in the national or international markets in the oil and gas industry could have an adverse impact on economic conditions in the Company’s market areas. The impact of current economic conditions on the Company’s financial results could also include increased levels of nonperforming loans, provisions for loan losses and expense associated with loan collection efforts.

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

During the past several years, it has been the policy of the FRB to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at historically lower levels. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has been a contributing factor to increases in net interest income in the short term. Our ability to further lower our interest expense is limited as these interest rate levels already are at very low levels, while the average yield on our interest-earning assets are expected to continue to decrease. The FRB has indicated its intention to maintain low interest rates in the future. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) is likely to decrease, which is expected to have an adverse effect on our profitability.

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

We test goodwill for impairment annually, or more frequently if necessary. According to applicable accounting requirements, acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. If the quoted market price of our common stock were to decline significantly, or if it was determined that the carrying amount of our goodwill exceeded its implied fair value, we would be required to write down the asset recorded for goodwill. This, in turn, would result in a charge to earnings and, thus, a reduction in shareholders’ equity. See Notes 2 and 8 to the Consolidated Financial Statements for additional information concerning our goodwill and the required impairment test.

A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our businesses, result in the unauthorized disclosure of confidential information, damage our reputation and cause financial losses.

Our ability to adequately conduct and grow our business is dependent on our ability to create and maintain an appropriate operational and organizational control infrastructure. Operational risk can arise in numerous ways including employee fraud, customer fraud, and control lapses in bank operations and information technology. Our dependence on our employees and automated systems, including the automated systems used by acquired entities and third parties, to record and process transactions may further increase the risk that technical failures or tampering of those systems will result in losses that are difficult to detect. We are also subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control. Failure to maintain an appropriate operational infrastructure can lead to loss of service to customers, legal actions, and noncompliance with various laws and regulations.

We continuously monitor our operational and technological capabilities and make modifications and improvements when we believe it will be cost effective to do so. In some instances, we may build and maintain these capabilities ourselves. We also outsource some of these functions to third parties. These third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control. We also face risk from the integration of new infrastructure platforms and/or new third party providers of such platforms into its existing businesses.

Changes in accounting policies or in accounting standards could materially affect how we report our financial condition and results of operations.

Our accounting policies are fundamental to the understanding of our financial condition and results of operations. The preparation of consolidated financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the financial statements by affecting the value of our assets or liabilities and results of operations. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because materially different amounts may be reported if different estimates or assumptions were used. If such estimates or assumptions underlying the financial statements are incorrect, we could experience material losses. From time to time, Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards or the interpretation of such standards that govern the preparation of our external financial statements. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations. Additionally, it is possible, if unlikely, we could be required to apply a new or revised standard retrospectively, resulting in the restatement of prior period financial statements in material amounts.

We may be subject to losses due to fraudulent and negligent conduct of our loan customers, third party service providers and employees.

When we make loans to individuals or entities, we rely upon information supplied by borrowers and other third parties, including information contained in the applicant’s loan application, property appraisal reports, title information and the borrower’s net worth, liquidity and cash flow information. While we attempt to verify information provided through available sources, we cannot be certain all such information is correct or complete. Our reliance on incorrect or incomplete information could have a material adverse effect on our financial condition or results of operations.

System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.

We rely heavily on communications and information systems to conduct our business. The computer systems and network infrastructure we use could be vulnerable to unforeseen hardware and cybersecurity issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure we use, including our Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the Internet or users. Such problems could jeopardize the security of our customers personal information and other information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us, subject us to additional regulatory scrutiny, damage our reputation, result in a loss of customers, or inhibit current and potential customers from our Internet banking services, any of all of which could have a material adverse effect on our results of operations and financial condition. Although we have security measures designed to mitigate the possibility of break-ins, breaches and other disruptive problems, including firewalls and penetration testing, there can be no assurance that such security measures will be effective in preventing such problems.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We currently conduct business from nine banking offices in Greater Lafayette, three banking offices in Baton Rouge, four banking offices in Greater New Orleans, six banking offices in the Northshore (of Lake Ponchartrain) region of Louisiana, three offices in Natchez, Mississippi and two offices in Vicksburg, Mississippi. The Bank owns 26 of its 27 banking offices. The Bank leases the land for one banking office in Covington and leases one banking office in Greater New Orleans.

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

(a) Home Bancorp, Inc.’s common stock is listed on the Nasdaq Global Select Market under the symbol “HBCP”. The common stock commenced trading on the Nasdaq Stock Market on October 3, 2008. As of the close of business on December 31, 2013, there were 7,099,314 shares of common stock outstanding, held by approximately 838 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following table sets forth the high and low prices of the Company’s common stock as reported by the Nasdaq Stock Market and cash dividends declared per share for the periods indicated.

For The Quarter Ended	High	Low	Cash Dividends Declared

March 31, 2012	$17.70	$15.00	$—
June 30, 2012	$17.50	$16.00	$—
September 30, 2012	$18.40	$15.51	$—
December 31, 2012	$19.95	$16.76	$—

March 31, 2013	$19.45	$17.76	$—
June 30, 2013	$18.92	$16.90	$—
September 30, 2013	$18.73	$16.86	$—
December 31, 2013	$19.26	$17.27	$—

The following graph demonstrates comparison of the cumulative total returns for the common stock of Home Bancorp, Inc., the NASDAQ Composite Index and the SNL Securities Bank and Thrift Index for the periods indicated. The graph assumes that an investor originally purchased shares on December 31, 2008, the first day that our shares were traded. The graph below represents $100 invested in our common stock at its closing price on December 31, 2008.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13

Home Bancorp, Inc.	100.00	125.03	141.74	158.97	187.18	193.33
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank and Thrift	100.00	98.66	110.14	85.64	115.00	157.46

The stock price information shown above is not necessarily indicative of future price performance. Information used was obtained from SNL Financial LC, Charlottesville, Virginia. The Company assumes no responsibility for any errors or omissions in such information.

The Company did not sell any of its equity securities during 2013 that were not registered under the Securities Act of 1933.

For information regarding the Company’s equity compensation plans, see Item 12.

(b) Not applicable.

(c) On June 7, 2013, the Company’s Board of Directors approved a share repurchase program authorizing management to repurchase up to 370,000 shares, or approximately 5%, of its common stock outstanding through open market or privately negotiated transactions. The Company’s purchases of its common stock made during the fourth quarter of 2013 under the plan are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs

October 1 - October 31, 2013	—	$—	—	168,123
November 1 - November 30, 2013	274	18.86	274	167,849
December 1 - December 31, 2013	126	18.52	126	167,723

Total	400	$18.75	400	167,723

Item 6.	Selected Financial Data.

Set forth below is selected summary historical financial and other data of the Company. When you read this summary historical financial data, it is important that you also read the historical financial statements and related notes contained in Item 8 of this Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Selected Financial Condition Data:
Total assets	$984,241	$962,926	$963,789	$700,423	$524,636
Cash and cash equivalents	32,639	39,539	31,769	36,971	25,710
Interest-bearing deposits in banks	2,940	3,529	5,583	7,867	3,529
Investment securities:
Available for sale	149,632	157,256	155,260	111,962	106,752
Held to maturity	9,405	1,665	3,462	15,220	13,099
Loans receivable, net	700,538	667,809	661,267	435,992	333,296
Deposits	741,312	771,429	730,734	553,218	371,593
FHLB advances	97,000	46,257	93,623	13,000	16,774
Shareholders’ equity	141,910	141,574	134,285	131,530	132,749

	For the Years Ended December 31,
(dollars in thousands, except per share data)	2013	2012	2011	2010	2009
Selected Operating Data:
Interest income	$43,721	$46,122	$38,435	$33,659	$29,897
Interest expense	3,503	4,914	5,217	5,881	6,337

Net interest income	40,218	41,208	33,218	27,778	23,560
Provision for loan losses	3,653	2,411	1,460	865	865

Net interest income after provision for loan losses	36,565	38,797	31,758	26,913	22,695
Noninterest income	7,670	7,761	7,000	4,470	2,264
Noninterest expense	33,205	32,763	31,003	24,351	17,970

Income before income taxes	11,030	13,795	7,755	7,032	6,989
Income taxes	3,736	4,605	2,635	2,344	2,309

Net income	$7,294	$9,190	$5,120	$4,688	$4,680

Earnings per share - basic	$1.11	$1.33	$0.72	$0.62	$0.58

Earnings per share - diluted	$1.06	$1.28	$0.71	$0.62	$0.58

Cash dividends per share	$0.00	$0.00	$0.00	$0.00	$0.00

	As of or For the Years Ended December 31,
	2013	2012	2011	2010	2009
Selected Operating Ratios: (1)
Average yield on interest-earnings assets (TE)	5.06%	5.36%	5.37%	5.62%	6.00%
Average rate on interest-bearing liabilities	0.54	0.72	0.90	1.29	1.93
Average interest rate spread (TE) (2)	4.52	4.64	4.47	4.33	4.07
Net interest margin (TE) (3)	4.65	4.79	4.64	4.64	4.73
Average interest-earning assets to average interest-bearing liabilities	132.63	126.81	124.18	131.52	152.02
Noninterest expense to average assets	3.45	3.38	3.77	3.55	3.40
Efficiency ratio (4)	69.34	66.91	77.09	75.51	69.59
Return on average assets	0.76	0.95	0.62	0.68	0.88
Return on average equity	5.14	6.60	3.88	3.56	3.58
Average equity to average assets	14.74	14.38	16.01	19.44	24.68

Asset Quality Ratios: (5) (6)
Non-performing loans as a percent of total loans receivable	2.87%	1.97%	1.82%	0.29%	0.38%
Non-performing assets as a percent of total assets	2.20	1.76	1.55	0.19	0.32
Allowance for loan losses as a percent of non-performing loans as of end of period	35.16	43.01	45.92	371.2	262.2
Allowance for loan losses as a percent of net loans as of end of period	1.01	0.85	0.83	1.09	1.00

Capital Ratios: (5) (7)
Tier 1 risk-based capital ratio	20.84%	20.97%	20.34%	22.85%	29.86%
Leverage capital ratio	14.17	13.67	12.53	15.46	20.24
Total risk-based capital ratio	21.88	21.83	21.13	23.65	30.74

(1)	With the exception of end-of-period ratios, all ratios are based on average monthly balances during the respective periods.
(2)	Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 35%.
(4)	The efficiency ratio represents noninterest expense as a percentage of total revenues. Total revenues is the sum of net interest income and noninterest income.
(5)	Asset quality and capital ratios are end of period ratios.
(6)	Asset quality ratios exclude assets covered under FDIC loss sharing agreements. At December 31, 2013, Covered Loans and Assets totaled $21.7 million and $24.9 million, respectively, compared to $45.8 million and $48.4 million, respectively, of Covered Loans and Covered Assets at December 31, 2012, $61.1 million and $67.1 million, respectively, of Covered Loans and Covered Assets at December 31, 2011 and $80.4 million and $86.1 million, respectively, of Covered Loans and Covered Assets at December 31, 2010. At December 31, 2013, 2012, 2011 and 2010, $5.1 million, $9.6 million, $10.5 million and $16.0 million, respectively, of Covered Loans were contractually not performing. In addition, we had $3.2 million, $2.7 million, $6.1 million and $5.7 million, respectively, in Covered Assets which were repossessed assets at December 31, 2013, 2012, 2011 and 2010, respectively, and which are excluded from the asset quality ratios above. Nonperforming loans consist of nonaccruing loans and loans 90 days or more past due. Nonperforming assets consist of nonperforming loans and repossessed assets. It is our policy to cease accruing interest on all loans 90 days or more past due. Repossessed assets consist of assets acquired through foreclosure or acceptance of title in-lieu of foreclosure. For information on our asset quality ratios including Covered Assets, see pages 28 and 29.
(7)	Capital ratios are for Home Bank only.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

EXECUTIVE OVERVIEW

Net income for 2013 totaled $7.3 million, a decrease of 20.6% from the $9.2 million earned in 2012. Diluted earnings per share for 2013 were $1.06, a decrease of 17.2% from the $1.28 earned in 2012. Key components of the Company’s performance in 2013 are summarized below.

•	Loans as of December 31, 2013 were $707.5 million, an increase of $34.3 million, or 5.1%, from December 31, 2012. Loan growth during the year was primarily related to commercial real estate loans (up $17.0 million), construction and land loans (up $7.7 million), consumer loans (up $5.5 million) and commercial and industrial loans (up $5.3 million). As of December 31, 2013, Covered Loans totaled $21.7 million, a decrease of $24.1 million, or 52.6%, from December 31, 2012.

•	Total customer deposits as of December 31, 2013 were $741.3 million, a decrease of $30.1 million, or 3.9%, from December 31, 2012. The decrease in deposits was driven primarily by certificates of deposit (down $60.5 million), which was partially offset by growth in demand deposit (up $22.0 million) and savings (up $5.2 million) accounts.

•	Interest income decreased $2.4 million, or 5.2%, in 2013 compared to 2012. The decrease was primarily due to decreases in the average yield on loans.

•	Interest expense decreased $1.4 million, or 28.7%, in 2013 compared to 2012. The decrease was primarily due to lower rates paid on interest-bearing liabilities as the result of reduced market rates and an improved mix of interest-bearing liabilities.

•	The Company purchased 347,713 shares of its common stock during 2013 at an average price per share of $18.09. As of December 31, 2013, an additional 167,723 shares remain eligible for purchase under the share repurchase plan announced in June 2013.

•	The provision for loan losses totaled $3.7 million in 2013, 51.5% higher than the $2.4 million recorded in 2012. The elevated level of provision resulted primarily from a $1.7 million charge-off on a $1.9 million accounts receivable line of credit. At December 31, 2013, the Company’s ratio of allowance for loan losses to total loans was 0.98%, compared to 0.79% at December 31, 2012. Excluding acquired loans, the ratio of the allowance for loan losses to total organic loans was 1.12% at December 31, 2013 compared to 1.01% at December 31, 2012. Net charge-offs for 2013 were $2.1 million, or 0.29% of total loans, compared to $2.2 million, or 0.33%, in 2012.

•	Noninterest income decreased $91,000, or 1.2%, in 2013 compared to 2012. The decrease was primarily the result of lower gains on the sale of mortgage loans (down $410,000) and less accretion on the FDIC Asset (down $148,000), which were partially offset by increases in service fees and charges (up $236,000), higher gains on sale of securities (up $206,000) and other income (up $140,000 primarily as a result of recoveries on the acquired GSFC loan portfolio).

•	Noninterest expense increased $442,000, or 1.3%, in 2013 compared to 2012. Noninterest expense for 2013 includes merger-related expenses of $307,000. Excluding merger-related expenses, the increase in noninterest expense was primarily the result of higher compensation and benefits (up $642,000), occupancy expenses (up $248,000), other expenses (up $161,000 primarily due to penalties incurred in prepaying long-term FHLB borrowings) and which were offset by decreases in expenses on foreclosed assets (down $528,000), data processing and communications (down $359,000) and professional services (down $115,000).

ACQUISITION ACTIVITY

On February 14, 2014, the Company completed its acquisition of Britton & Koontz Capital Corporation (“Britton & Koontz”), the former holding company of Britton & Koontz Bank, N.A. (“Britton & Koontz Bank”) of Natchez, Mississippi. Shareholders of Britton & Koontz received $16.14 per share is cash, yielding an aggregate purchase price of $34,500,000. As a result of the acquisition, five former Britton & Koontz branches in west Mississippi were added to the Bank’s branch office network, net of two former Britton & Koontz banking offices that were closed or consolidated in March 2014. The combined company has total assets of approximately $1.2 billion, $870 million in loans and $960 million in deposits. See Note 22 to the Consolidated Financial Statements for additional information concerning our recent acquisition.

On July 15, 2011, the Company acquired GSFC, the former holding company of Guaranty of Metairie, Louisiana. Shareholders of GSFC received $21.00 per share in cash, yielding an aggregate purchase price of $26,417,000. As a result of the acquisition, the four former Guaranty branches in the Greater New Orleans area were added to the Bank’s branch office network. Assets acquired from GSFC totaled $256.7 million, which included loans of $182.4 million, investment securities of $46.5 million and cash of $9.3 million. The Bank also recorded a core deposit intangible asset of $859,000 and goodwill of $354,000 relating to the acquisition of GSFC, and assumed liabilities of $230.6 million, which included $193.5 million in deposits and $34.7 million in FHLB advances.

On March 12, 2010, the Bank acquired certain assets and liabilities of the former Statewide Bank, a full-service community bank formerly headquartered in Covington, Louisiana, from the FDIC. As a result of the Statewide acquisition, the Bank’s branch office network was expanded to include six branches in the Northshore (of Lake Pontchartrain) region of Louisiana. Assets acquired in the Statewide transaction totaled $188.0 million, which included loans of $110.4 million, investment securities of $24.8 million and cash of $11.6 million. In addition, the Bank recorded a FDIC Asset, representing the portion of estimated losses covered by loss sharing agreements between the Bank and the FDIC, of $34.4 million. The loss sharing agreements between the Bank and the FDIC afford us significant protection against future losses in the loan portfolio (“Covered Loans”) and repossessed assets (collectively referred to as “Covered Assets”) acquired in the Statewide transaction. The Bank also recorded a core deposit intangible asset of $1.4 million and goodwill of $560,000 relating to the Statewide acquisition, and assumed liabilities of $223.9 million, which included $206.9 million in deposits and $16.8 million in FHLB advances.

CRITICAL ACCOUNTING POLICIES

The accounting and financial reporting policies of the Company conform GAAP and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

Acquired loans from the Statewide and GSFC transactions were recorded at fair value at the date of acquisition with no carryover of the allowance for loan losses. As of December 31, 2013, our allowance for loan losses included $248,000 allocated to acquired loans with deteriorated credit quality. Our accounting policy for acquired loans is described below.

Accounting for Loans. The following briefly describes the distinction between originated, non-covered acquired and covered loans and certain significant accounting policies relevant to each category.

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

Non-covered Acquired Loans

Non-covered acquired loans at December 31, 2013 and 2012 are those associated with our acquisition of GS Financial Corp. (“GSFC”), the former holding company of Guaranty Savings Bank of Metairie, Louisiana on July 15, 2011. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The non-covered acquired loans were segregated between those considered to be performing (“acquired performing”) and those with evidence of credit deterioration (“acquired impaired”), and then further segregated into loan pools designed to facilitate the development of expected cash flows. The fair value estimate for each pool of acquired performing and acquired impaired loans was based on the estimate of expected cash flows, both principal and interest, from that pool, discounted at prevailing market interest rates.

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

Covered Loans and the Related Loss Share Receivable

The loans purchased in the Bank’s 2010 acquisition of certain assets and liabilities of Statewide Bank are covered by loss share agreements between the FDIC and the Bank that afford the Bank significant loss protection. In connection with the transaction, Home Bank entered into loss sharing agreements with the FDIC which cover the acquired loan portfolio (“Covered Loans”) and repossessed assets (collectively referred to as “Covered Assets”). Under the terms of the loss sharing agreements, the FDIC will, subject to the terms and conditions of the agreements, absorb 80% of the first $41,000,000 of losses incurred on Covered Assets and 95% of losses on Covered Assets exceeding $41,000,000 during the periods specified in the loss sharing agreements. These covered loans are accounted for as acquired impaired loans as described above. The loss share receivable is measured separately from the related covered loans as it is not contractually embedded in the loans and is not transferable should the loans be sold. The fair value of the loss share receivable at acquisition was estimated by discounting projected cash flows related to the loss share agreements based on the expected reimbursements for losses using the applicable loss share percentages. The discounted amount is accreted into non-interest income over the remaining life of the covered loan pool or the life of the loss share agreement.

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

FINANCIAL CONDITION

Loans, Loan Quality and Allowance for Loan Losses

Loans – The types of loans originated by the Company are subject to federal and state laws and regulations. Interest rates charged on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by our competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the FRB, legislative tax policies and governmental budgetary matters.

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

The following table summarizes the changes in the carrying amount of Covered Loans, net of the allowance for losses on Covered Loans, and accretable yield on those loans for the years ended December 31, 2013, 2012, 2011 and 2010.

	December 31,
	2013		2012		2011		2010
(dollars in thousands)	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield

Balance beginning of year	$45,764	$(3,973)	$61,020	$(8,550)	$80,447	$(5,505)	$—	$—
Addition from FDIC-assisted transactions	—	—	—	—	—	—	110,418	(11,110)
Accretion	(5,417)	5,417	(4,613)	4,613	(5,170)	5,170	(5,605)	5,605

Payments received	(18,720)	—	(6,885)	—	(14,354)	—	(13,623)	—

Other principal reduction	(1,241)	—	(2,355)	—	(4,135)	—	(5,686)	—

Net increase in expected cash flows	3,578	(3,578)	36	(36)	8,215	(8,215)	—	—

Transfers to repossessed assets	(2,290)	—	(1,489)	—	(3,933)	—	(5,057)	—

Provision for losses on Covered Loans	—	—	50	—	(50)	—	—	—

Balance end of year	$21,674	$(2,134)	$45,764	$(3,973)	$61,020	$(8,550)	$80,447	$(5,505)

In addition to Covered Loans, our Covered Assets included $3.2 million, $2.7 million, $6.1 million and $5.7 million, respectively, of repossessed assets at December 31, 2013, 2012, 2011 and 2010.

The following tables show the composition of the Company’s loan portfolio as of the dates indicated.

	December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Real estate loans:
One- to four-family first mortgage	$179,506	$177,816	$182,817	$122,614	$120,044
Home equity loans and lines	40,561	40,425	43,665	30,915	24,678
Commercial real estate	269,849	252,805	226,999	150,824	97,513
Construction and land	83,271	75,529	78,994	57,538	35,364
Multi-family residential	16,578	19,659	20,125	5,718	4,089

Total real estate loans	589,765	566,234	552,600	367,609	281,688

Other loans:
Commercial and industrial	77,533	72,253	82,980	48,410	38,340
Consumer	40,158	34,641	30,791	23,892	16,619

Total other loans	117,691	106,894	113,771	72,302	54,959

Total loans	$707,456	$673,128	$666,371	$439,911	$336,647

Loan growth in 2013 was related primarily to commercial real estate and construction and land loans, which were up $17.0 million and $7.7 million, respectively, during the year. Other loans, which include consumer and commercial and industrial loans, were up $5.5 million and $5.3 million in 2013. This growth was partially offset by a decrease of $3.1 million in multi-family residential loans. Covered Loans totaled $21.7 million as of December 31, 2013, a decrease of $24.1 million, or 52.6%, compared to December 31, 2012. The decrease in the Covered Loan portfolio was primarily the result of principal repayments.

The following table reflects contractual loan maturities as of December 31, 2013, unadjusted for scheduled principal reductions, prepayments or repricing opportunities. Of the $541.8 million in loans which have contractual maturity dates subsequent to December 31, 2014, $464.6 million have fixed interest rates and $77.1 million have floating or adjustable interest rates.

	Due In
(dollars in thousands)	One year or less	One through five years	More than five years	Total
One- to four-family first mortgage	$20,768	$41,299	$117,439	$179,506
Home equity loans and lines	7,406	11,221	21,934	40,561
Commercial real estate	34,182	151,415	84,252	269,849
Construction and land	56,111	22,647	4,513	83,271
Multi-family residential	5,169	7,405	4,004	16,578
Commercial and industrial	38,909	32,750	5,874	77,533
Consumer	3,140	6,095	30,923	40,158

Total	$165,685	$272,832	$268,939	$707,456

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, multi-family residential, construction and land loans and commercial and industrial loans are individually evaluated for impairment. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer. The Company typically orders an “as is” valuation for collateral property if the loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of December 31, 2013 and 2012, impaired loans, loans individually evaluated for impairment, excluding Acquired Loans, amounted to $2.6 million and $5.5 million, respectively. As of December 31, 2013 and 2012, substandard loans, excluding Acquired Loans, amounted to $13.5 million and $7.2 million, respectively. The amount of the allowance for loan losses allocated to originated impaired or substandard loans totaled $482,000 and $183,000 as of December 31, 2013 and 2012, respectively. There were no assets classified as doubtful or loss as of December 31, 2013 and 2012.

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

	December 31,
(dollars in thousands)	2013 (1)	2012 (2)	2011 (3)	2010(4)	2009
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$7,617	$7,260	$8,526	$5,734	$864
Home equity loans and lines	723	284	857	271	362
Commercial real estate	7,117	6,984	7,891	3,287	—
Construction and land	1,831	4,113	2,624	4,234	—
Multi-family residential	2,248	1,327	—	—	—
Other loans:
Commercial and industrial	4,835	1,916	1,382	3,359	38
Consumer	388	63	187	159	15

Total nonaccrual loans	24,759	21,947	21,467	17,044	1,279
Accruing loans 90 days or more past due	—	—	—	—	—

Total nonperforming loans	24,759	21,947	21,467	17,044	1,279
Foreclosed property	4,566	6,454	8,964	5,753	417

Total nonperforming assets	29,325	28,401	30,431	22,797	1,696
Performing troubled debt restructurings	430	1,114	598	721	556

Total nonperforming assets and troubled debt restructurings	$29,755	$29,515	$31,029	$23,518	$2,252

Nonperforming loans to total loans	3.50%	3.26%	3.22%	3.87%	0.38%
Nonperforming loans to total assets	2.52%	2.28%	2.23%	2.43%	0.24%
Nonperforming assets to total assets	2.98%	2.95%	3.16%	3.25%	0.32%

1)	Includes $8.2 million in Covered Assets acquired from Statewide and $14.1 million of assets acquired from GSFC. Excluding acquired loans and assets, ratios for nonperforming loans to total loans, nonperforming loans to total assets and nonperforming assets to total assets were 1.17%, 0.80% and 0.81%, respectively, at December 31, 2013.
2)	Includes $12.3 million in Covered Assets acquired from Statewide and $11.2 million of assets acquired from GSFC. Excluding acquired loans and assets, ratios for nonperforming loans to total loans, nonperforming loans to total assets and nonperforming assets to total assets were 0.43%, 0.28% and 0.62%, respectively, at December 31, 2012.
3)	Includes $16.6 million in Covered Assets acquired from Statewide and $9.9 million of assets acquired from GSFC. Excluding acquired loans and assets, ratios for nonperforming loans to total loans, nonperforming loans to total assets and nonperforming assets to total assets were 0.85%, 0.51% and 0.54%, respectively, at December 31, 2011.
4)	Includes $21.6 million in Covered Assets acquired from Statewide. Excluding Covered Loans and Covered Assets, ratios for nonperforming loans to total loans, nonperforming loans to total assets and nonperforming assets to total assets were 0.29%, 0.17% and 0.19%, respectively, at December 31, 2010.

Net charge-offs for 2013 were $2.1 million, or 0.29% of total loans, compared to $2.2 million, or 0.33%, in 2012. The elevated level of charge-offs during 2013 resulted primarily from a $1.7 million partial charge-off on a $2.0 million accounts receivable line of credit. In 2012, our charge-offs were due primarily to a $1.7 million partial charge-off on a $5.4 million commercial real estate loan.

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

Acquired loans were recorded as of their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. Under current accounting principles, if the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for loan losses. As of December 31, 2013, $248,000 of our allowance for loan losses was allocated to acquired loans with deteriorated credit quality.

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

The following table presents the activity in the allowance for loan losses for the years indicated.

	For the Years Ended December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Balance, beginning of year	$5,319	$5,104	$3,920	$3,352	$2,606
Provision charged to operations	3,653	2,411	1,460	865	865
Loans charged off:
One- to four-family first mortgage	112	—	—	—	—
Home equity loans and lines	—	32	—	174	66
Commercial real estate	—	1,980	—	65	—
Construction and land	44	215	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,990	60	281	106	21
Consumer	9	38	53	24	54
Recoveries on charged off loans	101	129	58	72	22

Balance, end of year	$6,918	$5,319	$5,104	$3,920	$3,352

At December 31, 2013, the Company’s ratio of allowance for loan losses to total loans was 0.98%, compared to 0.79% at December 31, 2012. Excluding acquired loans, the ratio of allowance for loan losses to total organic loans was 1.12% at December 31, 2013, compared to 1.01% at December 31, 2012. Expected cash flows related to the acquired GSFC one- to four-family first mortgage loans, home equity loans and lines and commercial real estate decreased; therefore, an allowance for loan losses of $248,000 was recorded to cover additional expected losses in this portfolio. Ongoing evaluations of the acquired loan portfolios may result in additional provisions for acquired loans.

The following table presents the allocation of the allowance for loan losses as of December 31 of the years indicated.

	December 31,
	2013		2012		2011		2010		2009
(dollars in thousands)	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans
One- to four-family first mortgage	$1,088	25.4%	$982	26.4%	$778	27.4%	$641	27.9%	$383	35.7%
Home equity loans and lines	424	5.7	343	6.0	336	6.6	296	7.0	351	7.3

Commercial real estate	2,528	38.1	2,040	37.6	1,755	34.1	1,258	34.3	961	29.0
Construction and land	977	11.8	785	11.2	904	11.9	666	13.1	670	10.5
Multi-family	90	2.3	86	2.9	64	3.0	46	1.3	38	1.2
Commercial and industrial	1,338	11.0	683	10.7	922	12.4	746	11.0	738	11.4
Consumer	473	5.7	400	5.2	345	4.6	267	5.4	211	4.9

Total	$6,918	100.0%	$5,319	100.0%	$5,104	100.0%	$3,920	100.0%	$3,352	100.0%

Investment Securities

The Company invests in securities pursuant to our Investment Policy, which has been approved by our Board of Directors. The Investment Policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate or credit risk and to provide and maintain liquidity. The Asset-Liability Committee (“ALCO”), comprised of the Chief Executive Officer, Chief Financial Officer, Chief Banking Officer, Chief Credit Officer, Chief Operations Officer, Director of Financial Reporting and Treasurer, monitors investment activity and ensures that investments are consistent with the Investment Policy. The Board of Directors of the Company reviews investment activity monthly.

The investment securities portfolio increased by an aggregate of $116,000, or 0.1%, during 2013. Securities available for sale made up 94.0% of the investment securities portfolio as of December 31, 2013. The following table sets forth the amortized cost and market value of our investment securities portfolio as of the dates indicated.

	December 31,
	2013		2012		2011
(dollars in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Available for sale:
U.S. agency mortgage-backed	$96,145	$96,785	$99,137	$102,513	$113,692	$116,529
Non-U.S. agency mortgage-backed	9,765	9,749	12,426	12,668	14,833	13,679
Municipal bonds	19,879	19,799	16,843	17,585	11,598	12,221
U.S. government agency	23,543	23,299	23,944	24,490	12,521	12,831

Total available for sale	149,332	149,632	152,350	157,256	152,644	155,260

Held to maturity:
U.S. agency mortgage-backed	132	133	693	706	2,289	2,338
Municipal bonds	9,273	9,142	972	1,040	1,173	1,237

Total held to maturity	9,405	9,275	1,665	1,746	3,462	3,575

Total investment securities	$158,737	$158,907	$154,015	$159,002	$156,106	$158,835

The following table sets forth the fixed versus adjustable rate profile of the investment securities portfolio as of the dates indicated. All amounts are shown at amortized cost.

	December 31,
(dollars in thousands)	2013	2012	2011
Fixed rate:
Available for sale	$87,974	$64,757	$55,633
Held to maturity	9,405	1,665	3,462

Total fixed rate	97,379	66,422	59,095

Adjustable rate:
Available for sale	61,358	87,593	97,011
Held to maturity	—	—	—

Total adjustable rate	61,358	87,593	97,011

Total investment securities	$158,737	$154,015	$156,106

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities as of December 31, 2013. No tax-exempt yields have been adjusted to a tax-equivalent basis. All amounts are shown at amortized cost.

	Amounts as of December 31, 2013 which mature in:
(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Available for sale:
U.S. agency mortgage-backed	$108	$214	$15,696	$80,127	$96,145
Non-U.S. agency mortgage-backed	—	—	—	9,765	9,765
Municipal bonds	503	4,743	11,761	2,872	19,879
U.S. government agency	2,500	5,225	10,990	4,828	23,543

Total available for sale	3,111	10,182	38,447	97,592	149,332

Weighted average yield	1.55%	1.86%	1.68%	2.19%	2.02%

Held to maturity:
U.S. agency mortgage-backed	132	—	—	—	132
Municipal bonds	215	756	7,041	1,261	9,273

Total held to maturity	347	756	7,041	1,261	9,405

Weighted average yield	3.23%	3.85%	1.72%	2.07%	2.00%

Total investment securities	$3,458	$10,938	$45,488	$98,853	$158,737

The following table summarizes activity in the Company’s investment securities portfolio during 2013.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2012	$157,256	$1,665
Purchases	34,548	8,383
Sales	(7,277)	—
Principal maturities, prepayments and calls	(29,285)	(562)
Amortization of premiums and accretion of discounts	(1,004)	(81)
Decrease in market value	(4,606)	—

Balance, December 31, 2013	$149,632	$9,405

As of December 31, 2013, the Company had a net unrealized gain on its available for sale investment securities portfolio of $300,000, compared to $4.9 million as of December 31, 2012. During 2013, the Company sold an aggregate of $7.3 million of mortgage-backed securities at gains totaling $428,000.

The Company maintains a portfolio of non-agency mortgage-backed securities, which had an amortized cost of $9.8 million and $12.4 million as of December 31, 2013 and 2012, respectively. The portfolio consists of 14 securities with a net unrealized loss of $16,000 and $242,000 as of December 31, 2013 and 2012, respectively.

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

Total deposits were $741.3 million as of December 31, 2013, a decrease of $30.1 million, or 3.9%, compared to $771.4 million as of December 31, 2012.

The Company experienced strong core deposit (i.e., checking, savings, money market and accounts) growth during 2013. Core deposits totaled $548.9 million as of December 31, 2013, an increase of $30.4 million, or 5.9%, compared to December 31, 2012. Certificate of deposits (“CD”) declined as higher-priced CDs matured. The following table sets forth the composition of the Company’s deposits as of the dates indicated.

	December 31,		Increase/(Decrease)
(dollars in thousands)	2013	2012	Amount	Percent

Demand deposit	$174,475	$152,462	$22,013	14.4%
Savings	56,694	51,515	5,179	10.1
Money market	192,303	191,191	1,112	0.6
NOW	125,391	123,294	2,097	1.7
Certificates of deposit	192,449	252,967	(60,518)	(23.9)

Total deposits	$741,312	$771,429	$(30,117)	(3.9)%

The following table shows the average balance and average rate paid for each type of deposit for the periods indicated.

	For the Years Ended December 31,
(dollars in thousands)	2013			2012			2011
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Savings, checking and money market	$376,205	$967	0.26%	$340,586	$1,277	0.37%	$272,513	$1,372	0.50%
Certificates of deposit	225,464	2,077	0.92	271,717	2,951	1.09	239,583	3,254	1.36

Total interest -bearing deposits	$601,669	$3,044	0.51%	$612,303	$4,228	0.69%	$512,096	$4,626	0.90%

Certificates of deposit in the amount of $100,000 and over decreased $35.9 million, or 30.0%, from $119.8 million as of December 31, 2012 to $83.9 million as of December 31, 2013. The following table details the remaining maturity of large-denomination certificates of deposit of $100,000 and over.

	December 31,
(dollars in thousands)	2013	2012	2011
3 months or less	$16,768	$17,045	$28,366
3 - 6 months	14,287	26,812	20,236
6 - 12 months	17,115	42,649	33,410
12 - 36 months	25,187	22,347	38,254
More than 36 months	10,506	10,913	10,151

Total certificates of deposit greater than $100,000	$83,863	$119,766	$130,417

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

Short-term FHLB advances totaled $87.0 million as of December 31, 2013, an increase of $77.0 million, or 770.0%, compared to $10.0 million as of December 31, 2012.

Long-term FHLB advances totaled $10.0 million as of December 31, 2013, a decrease of $26.3 million, or 72.4%, compared to December 31, 2012.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. As of December 31, 2013, shareholders’ equity totaled $141.9 million, an increase of $336,000, or 0.2%, compared to $141.6 million as of December 31, 2012. The increase was primarily the result of a $7.3 million increase in retained earnings, and an aggregate $1.2 million increase in unearned common stock held by the employee stock ownership plan (“ESOP”) and 2009 Recognition and Retention Plan (“RRP”) as a result of shares vesting in the plans, which were offset by treasury stock purchases of $6.3 million and a $3.0 million decrease in other comprehensive income in 2013.

RESULTS OF OPERATIONS

The Company earned net income of $7.3 million in 2013, a decrease of $1.9 million compared to the $9.2 million earned in 2012 and an increase of $2.2 million compared to the $5.1 million reported in 2011. Diluted earnings per share were $1.06, $1.28 and $0.71 in 2013, 2012 and 2011, respectively.

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

Net interest income totaled $40.2 million in 2013, a decrease of $1.0 million, or 2.4%, compared to the $41.2 million earned in 2012. The decline was primarily due to a decrease in the average yield earned on loans. Interest expense decreased $1.4 million, or 28.7%, over the same period. The decrease was primarily due to lower average rates paid on interest-bearing liabilities as the result of reduced market rates and an improved mix of interest-bearing liabilities.

In 2012, net interest income increased $8.0 million, or 24.1%, compared to the $33.2 million earned in 2011. This growth was due to a $7.7 million, or 20.0%, increase in interest income resulting primarily from the full year impact of GSFC’s earning assets (the Company acquired GSFC in July 2011) and an increase in the average yield earned on Covered Loans. Interest expense decreased $303,000, or 5.8%, over the same period as the average rate paid on deposit accounts declined 21 basis points year over year. The decrease was primarily due to lower rates paid on interest-bearing liabilities as the result of reduced market rates and an improved mix of interest-bearing liabilities.

The Company’s net interest spread was 4.52%, 4.66% and 4.47% for the years ended December 31, 2013, 2012 and 2011, respectively. The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.65%, 4.81% and 4.64% during the years ended December 31, 2013, 2012 and 2011, respectively.

In accordance with ASC 310, Receivables, the Company evaluates the expected cash flows of acquired loans throughout the year. As cash flow expectations related to Covered Loans change, the Company adjusts the accretable yield recognized on Covered Loans. These same cash flow expectations affect the level of FDIC Asset amortization recorded, which also impacts the yield recognized on Covered Loans. As a result of improved estimated cash flows on Covered Loans, which are expected to result in lower payments from the FDIC, the Company amortized $1,817,000 of the FDIC Asset during 2013.

The Covered Loan portfolio yielded 11.08%, 9.40% and 7.31% for the years ended December 31, 2013, 2012 and 2011, respectively. Excluding Covered Loans, the yield on loans would have been 5.65% at December 31, 2013, compared to 6.09% and 6.27% for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2013, the Company had an FDIC Asset in the amount of $12.7 million. The Company’s remaining FDIC Asset consists of two primary components: Schedule A (single family residential mortgage and home equity loans) and Schedule B (all other Covered Loans). The FDIC Asset related to Schedule A loans totaled $4.2 million at December 31, 2013. Schedule A loss share protection will expire in March 2020. The FDIC Asset related to Schedule B loans totaled $8.5 million at December 31, 2013. Schedule B loss share protection will expire in March 2015. The level of FDIC Asset amortization recorded in future periods will depend on the level of cash payments received from the FDIC during the respective loss share periods. At the end of each loss share protection period, any portion of the FDIC Asset relating to that portion of our Covered Loans will be charged-off, which could have an adverse impact on our future reported earnings.

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

	For the Years Ended December 31,
(dollars in thousands)	2013			2012			2011
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans receivable(1)	$679,593	$40,536	5.91%	$674,830	$42,798	6.34%	$539,956	$34,605	6.41%
Investment securities (TE)	155,505	3,061	2.14	151,790	3,169	2.21	153,175	3,686	2.47
Other interest-earning assets	27,539	124	0.45	33,523	155	0.46	25,072	144	0.58

Total interest-earning assets (TE)	862,637	43,721	5.06	860,143	46,122	5.38	718,203	38,435	5.37

Noninterest-earning assets	99,998			108,081			105,154

Total assets	$962,635			$968,224			$823,357

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$376,205	$967	0.26%	$340,586	$1,277	0.37%	$272,513	$1,372	0.50%
Certificates of deposit	225,464	2,077	0.92	271,717	2,951	1.09	239,583	3,254	1.36

Total interest-bearing deposits	601,669	3,044	0.51	612,303	4,228	0.69	512,096	4,626	0.90
FHLB advances	48,738	459	0.94	65,983	686	1.04	66,264	591	0.89

Total interest-bearing liabilities	650,407	3,503	0.54	678,286	4,914	0.72	578,360	5,217	0.90

Noninterest-bearing liabilities	170,353			150,665			113,194

Total liabilities	820,760			828,951			691,554
Shareholders’ equity	141,875			139,273			131,803

Total liabilities and shareholders’ equity	$962,635			$968,224			$823,357

Net interest-earning assets	$212,230			$181,857			$139,843

Net interest income; net interest spread (TE)		$40,218	4.52%		$41,208	4.66%		$33,218	4.47%

Net interest margin (TE)			4.65%			4.81%			4.64%

(1)	Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process. Acquired loans were recorded at fair value upon acquisition and accrete interest income over the remaining life of the respective loans.

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

	2013 Compared to 2012 Change Attributable To			2012 Compared to 2011 Change Attributable To
(dollars in thousands)	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
Interest income:
Loans receivable	$(2,840)	$578	$(2,262)	$(326)	$8,519	$8,193
Investment securities	(254)	146	(108)	(582)	65	(517)
Other interest-earning assets	(3)	(28)	(31)	(33)	44	11

Total interest income	(3,097)	696	(2,401)	(941)	8,628	7,687

Interest expense:
Savings, checking and money market accounts	(407)	97	(310)	(445)	350	(95)
Certificates of deposit	(410)	(464)	(874)	(696)	393	(303)
FHLB advances	169	(396)	(227)	(114)	209	95

Total interest expense	(648)	(763)	(1,411)	(1,255)	952	(303)

Increase (decrease) in net interest income	$(2,449)	$1,459	$(990)	$314	$7,676	$7,990

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

For the year ended December 31, 2013, the Company recorded a provision for loan losses of $3.7 million, compared to provisions of $2.4 million and $1.5 million for 2012 and 2011, respectively. The higher level of provision for loan losses recorded during 2013 resulted primarily from a $1.7 million partial charge-off on a $2.0 million accounts receivable line of credit, modest downgrades of certain other loans in the Company’s organic loan portfolio and decreased cash flow expectations in the acquired GSFC one- to four-family first mortgage loan portfolio. The increased level of provision for loan losses in 2012 was primarily the result of a $1.7 million partial charge-off on a $5.4 million commercial real estate loan.

Net charge-offs were $2.1 million for 2013, compared to $2.2 million and $276,000 for 2012 and 2011, respectively. The elevated level of charge-offs during 2013 resulted primarily from a $1.7 million partial charge-off on a $2.0 million accounts receivable line of credit. In 2012, our charge-offs were due primarily to a $1.7 million charge-off on one commercial real estate loan which was transferred to real estate owned. At December 31, 2013, the Company’s ratio of allowance for loan losses to total loans was 0.98%, compared to 0.79% at December 31, 2012. Excluding acquired loans, the ratio of allowance for loan losses to total organic loans was 1.12% at December 31, 2013, compared to 1.01% at December 31, 2012.

Noninterest Income – The following table illustrates the primary components of noninterest income for the years indicated.

			2013 vs 2012		2012 vs 2011
(dollars in thousands)	2013	2012	Percent Increase (Decrease)	2011	Percent Increase (Decrease)
Noninterest income:
Service fees and charges	$2,729	$2,493	9.5%	$2,380	4.8%
Bank card fees	1,731	1,796	(3.6)	1,738	3.4
Gain on sale of loans, net	1,554	1,964	(20.9)	910	115.7
Income from bank-owned life insurance	464	515	(9.9)	578	(10.9)
Gain (loss) on sale of securities, net	428	222	93.1	(171)	229.9
Accretion of FDIC loss sharing receivable	433	581	(25.5)	851	(31.7)
Settlement of litigation	—	—	—	525	(100.0)
Other income	331	190	73.7	189	0.8

Total noninterest income	$7,670	$7,761	(1.2)%	$7,000	10.9%

2013 compared to 2012

Noninterest income for 2013 totaled $7.7 million, a decrease of $91,000, or 1.2%, compared to 2012. The decrease was primarily the result of a decrease of $410,000 in gains on the sale of mortgage loans and a decrease of $148,000 in the accretion of the FDIC Asset, which amounts were partially offset by increases in service fees and charges (up $236,000), gains on the sale of securities (up $206,000) and other income (up $140,000 primarily due to recoveries on GSFC charge-off loans).

Accretion of the discount on the FDIC Asset totaled $433,000, $581,000 and $851,000 for the years ended December 31, 2013, 2012 and 2011, respectively. We expect the amount of accretion to continue to decline in future periods because our projected cash flows from Covered Loans have continued to increase, and as a result, we expect to collect less from the FDIC. Additionally, as we continue to submit claims under the loss sharing agreements, the remaining balance of the indemnification asset will continue to decline.

A summary of activity for the FDIC Asset account from March 12, 2010 to December 31, 2013 follows:

(dollars in thousands)	2013	2012	2011	2010
Balance, beginning of period (1)	$15,546	$24,222	$32,012	$34,422
Accretion	433	581	851	738
Reduction for claims filed	(1,464)	(3,135)	(4,108)	(3,148)
Change in estimated cash flow assumptions	(1,817)	(6,122)	(4,533)	—

Balance, end of period	$12,698	$15,546	$24,222	$32,012

(1)	For 2010, reflects the balance at March 12, 2010, the date of acquisition.

2012 compared to 2011

Noninterest income for 2012 totaled $7.8 million, an increase of $761,000, or 10.9%, compared to 2011. The increase was primarily the result of an increase of $1.1 million in gains on the sale of mortgage loans due to favorable refinance rates and a $393,000 difference in gains/losses on the sale of securities, which was partially offset by the absence of a $525,000 payment received in settlement of a lawsuit during 2011 and a decrease of $270,000 in the accretion of the FDIC Asset, which represents the indemnification asset related to the Statewide loss sharing agreements.

Noninterest Expense –The following table illustrates the primary components of noninterest expense for the years indicated.

			2013 vs 2012		2013 vs 2012
(dollars in thousands)	2013	2012	Percent Increase (Decrease)	2011	Percent Increase (Decrease)
Noninterest expense:
Compensation and benefits	$20,330	$19,688	3.3%	$17,821	10.5%
Occupancy	3,524	3,276	7.6	3,042	7.7
Marketing and advertising	766	744	3.0	980	(24.1)
Data processing and communication	2,442	2,801	(12.8)	3,142	(10.8)
Professional services	1,061	890	19.1	1,378	(35.4)
Forms, printing and supplies	430	478	(10.1)	542	(11.8)
Franchise and shares tax	711	614	15.8	676	(9.2)
Regulatory fees	890	854	4.2	858	(0.5)
Foreclosed assets, net	523	1,051	(50.3)	472	122.9
Other expenses	2,528	2,367	6.8	2,091	13.2

Total noninterest expense	$33,205	$32,763	1.3%	$31,002	5.7%

2013 compared to 2012

Noninterest expense for 2013 totaled $33.2 million, an increase of $442,000, or 1.3%, from 2012. The increase in noninterest expense was primarily the result of increases in compensation and benefits (up $642,000), occupancy (up $248,000), professional services (up $170,000 primarily due to costs related to the acquisition of Britton & Koontz) and other expenses (up $161,000 primarily due to penalties incurred in prepaying long-term FHLB borrowings)expenses, which were offset by reductions in foreclosed assets expense (down $528,000) and data processing and communication expense (down $359,000).

2012 compared to 2011

Noninterest expense for 2012 totaled $32.8 million, an increase of $1.8 million, or 5.7%, from 2011. Noninterest expense for 2011 includes merger-related expenses of $2.1 million related to the acquisition of GSFC in July 2011. Excluding merger-related expenses, noninterest expense increased $3.8 million, or 13.2%, from 2011. The increase in noninterest expense was primarily the result of the addition of GSFC employees, its operations and facilities and higher costs associated with foreclosed assets.

Income Taxes – For the years ended December 31, 2013, 2012 and 2011, the Company incurred income tax expense of $3.7 million, $4.6 million and $2.6 million, respectively. The Company’s effective tax rate amounted to 33.9%, 33.4% and 34.0% during 2013, 2012 and 2011, respectively. The difference between the effective tax rate and the statutory tax rate primarily related to variances in items that are non-taxable or non-deductible, primarily the effect of tax-exempt income and various tax credits taken. See Note 12 to the Consolidated Financial Statements for additional information concerning our income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. As of December 31, 2013, our cash and cash equivalents totaled $32.6 million. In addition, as of such date, our available for sale investment securities totaled $149.6 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. As of December 31, 2013, we had certificates of deposit maturing within the next 12 months totaling $115.2 million. Based upon historical experience, we anticipate that the majority of the maturing certificates of deposit will be redeposited with us in certificates of deposit or other deposit accounts.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years, we have utilized borrowings as a cost efficient addition to deposits as a source of funds. Our borrowings consist of advances from the FHLB, of which we are a member. Under terms of the collateral agreement with the FHLB, we may pledge residential mortgage loans and mortgage-backed securities as well as our stock in the FHLB as collateral for such advances. For the year ended December 31, 2013, the average balance of our outstanding FHLB advances was $48.7 million. As of December 31, 2013, we had $97.0 million in outstanding FHLB advances and $262.3 million in additional FHLB advances available to us.

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

Our interest rate sensitivity is also monitored by management through the use of models which generate estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of December 31, 2013.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	(3.7)%
+200	(2.2)
+100	(0.9)

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

The principal objective of our interest rate risk management function is to evaluate the interest rate risk embedded in certain balance sheet accounts, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements, performance objectives and interest rate environment and manage the risk consistent with approved guidelines. We seek to manage our exposure to risks from changes in interest rates while at the same time trying to improve our net interest spread. We monitor interest rate risk as such risk relates to our operating strategies. We have established an Asset/Liability Committee (“ALCO”), which is comprised of our Chief Executive Officer, Chief Financial Officer, Chief Banking Officer, Chief Credit Officer, Chief Operations Officer, Director of Financial Reporting and Treasurer. The ALCO is responsible for reviewing our asset/liability and investment policies and interest rate risk position. The ALCO meets at least monthly. The extent of the movement of interest rates is an uncertainty that could have a negative impact on future earnings.

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

	Contract Amount
(dollars in thousands)	2013	2012
Standby letters of credit	$1,253	$2,907
Available portion of lines of credit	60,755	59,124
Undisbursed portion of loans in process	72,333	47,678
Commitments to originate loans	48,854	77,857

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and the undisbursed portion of construction loans as of December 31, 2013.

(dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Unused commercial lines of credit	$31,905	$3,033	$509	$5	$35,452
Unused personal lines of credit	4,780	5,575	3,403	11,545	25,303
Undisbursed portion of loans in process	72,333	—	—	—	72,333
Commitments to originate loans	48,854	—	—	—	48,854
Standby letters of credit	1,247	6	—	—	1,253

Total	$159,119	$8,614	$3,912	$11,550	$183,195

The Company has utilized leasing arrangements to support the ongoing activities of the Company. The required payments under such commitments and other contractual cash commitments as of December 31, 2013 are shown in the following table.

(dollars in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	$126	$129	$129	$129	$129	$—	$642
Certificates of deposit	115,188	49,692	7,618	4,529	1,164	14,258	192,449
Long-term FHLB advances	—	—	—	10,000	—	—	10,000

Total	$115,314	$49,821	$7,747	$14,658	$1,293	$14,258	$203,091

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Home Bancorp, Inc.

Lafayette, Louisiana

We have audited the accompanying consolidated statement of financial condition of Home Bancorp, Inc. and subsidiary (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Home Bancorp, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 and our report dated March 14, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Porter Keadle Moore, LLC

Atlanta, Georgia

March 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Home Bancorp, Inc.

Lafayette, Louisiana

We have audited Home Bancorp, Inc. and subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2013 and 2012, and the related statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31 2013, and our report dated March 14, 2014, expressed an unqualified opinion.

/s/ Porter Keadle Moore, LLC

Atlanta, Georgia

March 14, 2014

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$32,638,900	$39,539,366
Interest-bearing deposits in banks	2,940,000	3,529,000
Investment securities available for sale, at fair value	149,632,153	157,255,828
Investment securities held to maturity (fair values of $9,275,158 and $1,746,375, respectively)	9,404,790	1,665,184
Mortgage loans held for sale	1,951,345	5,627,104
Loans covered by loss sharing agreements	21,673,808	45,764,397
Noncovered loans, net of unearned income	685,782,309	627,363,937

Total loans, net of unearned income	707,456,117	673,128,334
Allowance for loan losses	(6,918,009)	(5,319,235)

Total loans, net of unearned income and allowance for loan losses	700,538,108	667,809,099

Office properties and equipment, net	30,702,635	30,777,184
Cash surrender value of bank-owned life insurance	17,750,604	17,286,434
FDIC loss sharing receivable	12,698,077	15,545,893
Accrued interest receivable and other assets	25,984,346	23,891,172

Total Assets	$984,240,958	$962,926,264

Liabilities
Deposits:
Noninterest-bearing	$174,475,044	$152,461,606
Interest-bearing	566,837,372	618,967,729

Total deposits	741,312,416	771,429,335
Short-term Federal Home Loan Bank advances	87,000,000	10,000,000
Long-term Federal Home Loan Bank advances	10,000,000	36,256,805
Accrued interest payable and other liabilities	4,019,013	3,666,264

Total Liabilities	842,331,429	821,352,404

Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,958,395 and 8,950,495 shares issued; 7,099,314 and 7,439,127 shares outstanding, respectively	89,585	89,506
Additional paid-in capital	92,192,410	90,986,820
Treasury stock at cost - 1,859,081 and 1,511,368 shares, respectively	(28,011,398)	(21,719,954)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(5,266,830)	(5,623,910)
Recognition and Retention Plan (RRP)	(1,018,497)	(1,831,759)
Retained earnings	83,729,144	76,435,222
Accumulated other comprehensive income	195,115	3,237,935

Total Shareholders’ Equity	141,909,529	141,573,860

Total Liabilities and Shareholders’ Equity	$984,240,958	$962,926,264

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2013	2012	2011
Interest Income
Loans, including fees	$40,535,633	$42,797,878	$34,604,712
Investment securities	3,060,521	3,169,429	3,686,134
Other investments and deposits	124,355	154,820	144,346

Total interest income	43,720,509	46,122,127	38,435,192

Interest Expense
Deposits	3,043,982	4,227,495	4,626,198
Short-term Federal Home Loan Bank advances	46,716	39,592	47,163
Long-term Federal Home Loan Bank advances	412,210	646,782	543,809

Total interest expense	3,502,908	4,913,869	5,217,170

Net interest income	40,217,601	41,208,258	33,218,022
Provision for loan losses	3,652,694	2,411,214	1,460,427

Net interest income after provision for loan losses	36,564,907	38,797,044	31,757,595

Noninterest Income
Service fees and charges	2,729,469	2,493,177	2,379,683
Bank card fees	1,730,960	1,795,960	1,737,554
Gain on sale of loans, net	1,553,598	1,963,365	910,165
Income from bank-owned life insurance	464,170	515,260	578,529
Gain (loss) on sale of securities, net	428,200	221,781	(170,788)
Accretion of FDIC loss sharing receivable	432,929	580,980	851,080
Settlement of litigation	—	—	525,000
Other income	330,523	190,292	188,749

Total noninterest income	7,669,849	7,760,815	6,999,972

Noninterest Expense
Compensation and benefits	20,329,834	19,687,444	17,821,501
Occupancy	3,524,567	3,276,166	3,041,892
Marketing and advertising	766,388	743,814	980,557
Data processing and communication	2,441,796	2,801,124	3,141,776
Professional services	1,060,656	890,205	1,378,504
Forms, printing and supplies	429,888	477,924	542,079
Franchise and shares tax	710,775	613,733	675,801
Regulatory fees	889,967	854,041	857,990
Foreclosed assets, net	522,903	1,051,397	471,637
Other expenses	2,527,922	2,367,210	2,090,638

Total noninterest expense	33,204,696	32,763,058	31,002,375

Income before income tax expense	11,030,060	13,794,801	7,755,192
Income tax expense	3,736,138	4,604,930	2,635,411

Net Income	$7,293,922	$9,189,871	$5,119,781

Earnings per share:
Basic	$1.11	$1.33	$0.72

Diluted	$1.06	$1.28	$0.71

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2013	2012	2011
Net Income	$7,293,922	$9,189,871	$5,119,781

Other Comprehensive (Loss) Income
Unrealized (losses) gains on investment securities	$(4,177,585)	$2,511,726	$1,395,951
Reclassification adjustment for (gains) losses included in net income	(428,200)	(221,781)	170,788
Tax effect	1,562,965	(778,581)	(532,691)

Other comprehensive (loss) income, net of taxes	$(3,042,820)	$1,511,364	$1,034,048

Comprehensive Income	$4,251,102	$10,701,235	$6,153,829

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2010	$89,270	$88,818,862	$(10,425,725)	$(6,338,070)	$(3,432,486)	$62,125,570	$692,523	$131,529,944

Net income						5,119,781		5,119,781
Other comprehensive income							1,034,048	1,034,048
Treasury stock acquired at cost, 377,608 shares			(5,466,590)					(5,466,590)
Exercise of stock options	65	75,045						75,110
RRP shares released for allocation		(711,562)			787,963			76,401
ESOP shares released for allocation		162,558		357,080				519,638
Share-based compensation cost		1,396,503						1,396,503

Balance, December 31, 2011	$89,335	$89,741,406	$(15,892,315)	$(5,980,990)	$(2,644,523)	$67,245,351	$1,726,571	$134,284,835

Net income						9,189,871		9,189,871
Other comprehensive income							1,511,364	1,511,364
Treasury stock acquired at cost, 337,887 shares			(5,827,639)					(5,827,639)
Exercise of stock options	171	206,355						206,526
RRP shares released for allocation		(680,600)			812,764			132,164
ESOP shares released for allocation		254,951		357,080				612,031
Share-based compensation cost		1,464,708						1,464,708

Balance, December 31, 2012	$89,506	$90,986,820	$(21,719,954)	$(5,623,910)	$(1,831,759)	$76,435,222	$3,237,935	$141,573,860

Net income						7,293,922		7,293,922
Other comprehensive income							(3,042,820)	(3,042,820)
Treasury stock acquired at cost, 347,713 shares			(6,291,444)					(6,291,444)
Exercise of stock options	79	91,026						91,105
RRP shares released for allocation		(655,173)			813,262			158,089
ESOP shares released for allocation		295,680		357,080				652,760
Share-based compensation cost		1,474,057						1,474,057

Balance, December 31, 2013	$89,585	$92,192,410	$(28,011,398)	$(5,266,830)	$(1,018,497)	$83,729,144	$195,115	$141,909,529

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities, net of effects of acquisition:
Net income	$7,293,922	$9,189,871	$5,119,781
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,652,694	2,411,214	1,460,427
Depreciation	1,420,986	1,452,244	1,299,370
Amortization of purchase accounting valuations and intangibles	1,500,774	(470,654)	8,714,974
Net amortization of mortgage servicing asset	195,938	195,337	128,692
Federal Home Loan Bank stock dividends	(9,300)	(16,400)	(11,000)
Net amortization of discount on investments	1,085,587	1,167,661	834,634
(Gain) loss on sale of investment securities, net	(428,200)	(221,781)	170,788
Gain on loans sold, net	(1,553,598)	(1,963,365)	(910,165)
Proceeds, including principal payments, from loans held for sale	83,134,006	80,132,706	33,096,508
Originations of loans held for sale	(78,005,929)	(82,385,735)	(32,797,756)
Non-cash compensation	2,126,817	2,076,739	1,916,141
Deferred income tax expense	(1,265,038)	324,101	1,647,022
Decrease (increase) in interest receivable and other assets	2,187,267	1,394,971	(2,700,366)
Increase in cash surrender value of bank-owned life insurance	(464,170)	(515,260)	(578,529)
Increase (decrease) in accrued interest payable and other liabilities	403,640	(1,430,418)	130,561

Net cash provided by operating activities	21,275,396	11,341,231	17,521,082

Cash flows from investing activities, net of effects of acquisition:
Purchases of securities available for sale	(34,548,121)	(48,295,723)	(61,021,376)
Purchases of securities held to maturity	(8,383,189)	—	(3,000,000)
Proceeds from maturities, prepayments and calls on securities available for sale	29,285,461	32,380,480	60,196,560
Proceeds from maturities, prepayments and calls on securities held to maturity	561,882	1,795,877	14,757,281
Proceeds from sales on securities available for sale	7,704,863	15,264,114	4,570,239
Increase in loans, net	(42,046,336)	(8,022,909)	(51,704,628)
Reimbursement from FDIC for covered assets	1,463,468	3,135,373	4,108,337
Decrease in interest-bearing deposits in banks	589,000	2,054,000	2,284,000
Proceeds from sale of repossessed assets	5,926,909	6,988,434	2,286,722
Purchases of office properties and equipment	(1,346,437)	(1,451,819)	(1,183,278)
Proceeds from sale of properties and equipment	—	1,048,771	—
Net cash disbursed in business combinations	—	—	(17,154,724)
Purchases of Federal Home Loan Bank stock	(4,007,100)	(66,500)	(2,668,900)
Proceeds from redemption of Federal Home Loan Bank stock	1,926,300	3,010,400	373,200

Net cash provided (used in) by investing activities	(42,873,300)	7,840,498	(48,156,567)

Cash flows from financing activities, net of effects of acquisition:
Decrease (increase) in deposits	(30,043,203)	41,134,716	(15,396,207)
Increase (decrease) in Federal Home Loan Bank advances	50,940,980	(46,925,404)	46,221,972
Proceeds from exercise of stock options	91,105	206,526	75,110
Purchase of treasury stock	(6,291,444)	(5,827,639)	(5,466,590)

Net cash provided by (used in) financing activities	14,697,438	(11,411,801)	25,434,285

Net change in cash and cash equivalents	(6,900,466)	7,769,928	(5,201,200)
Cash and cash equivalents at beginning of year	39,539,366	31,769,438	36,970,638

Cash and cash equivalents at end of year	$32,638,900	$39,539,366	$31,769,438

Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$3,377,227	$5,794,525	$5,169,506
Income taxes paid	3,025,000	5,450,000	1,428,034

Noncash investing and financing activities:
Transfer of loans to repossessed assets	$4,824,784	$6,829,932	$6,701,569

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Home Bancorp, Inc., a Louisiana Corporation (“Company”), was organized by Home Bank (“Bank”) in May 2008 to facilitate the conversion of the Bank from the mutual to the stock form (“Conversion”) of ownership. The Conversion was completed on October 2, 2008, at which time the Company became the holding company for the Bank, with the Company owning all of the issued and outstanding shares of the Bank’s common stock. Shares of the Company’s common stock were issued and sold in an offering to certain depositors of the Bank. The Company and Bank are headquartered in Lafayette, Louisiana.

Home Bank is a federally chartered stock savings bank. The Bank was originally chartered in 1908 as a Louisiana state chartered savings association. The Bank converted to a federal mutual savings bank charter in 1993. In 2010, the Bank expanded into the Northshore (of Lake Ponchartrain) through a Federal Deposit Insurance Corporation (“FDIC”) assisted acquisition of certain assets and liabilities of the former Statewide Bank (“Statewide”). In July 2011, the Bank expanded into the Greater New Orleans region through its acquisition of GS Financial Corporation (“GSFC”), the former holding company of Guaranty Savings Bank (“Guaranty”). As of December 31, 2013, the Bank conducts business from 22 banking offices in the Greater Lafayette, Northshore, Baton Rouge and Greater New Orleans regions of south Louisiana.

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

The Bank is regulated by the Office of the Comptroller of the Currency (“OCC”) and its deposits are insured to the maximum amount permissible under federal law by the FDIC. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was passed by Congress. The act, among other things, imposed new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies, including the Bank and the Company. Under the new law, the Company’s and the Bank’s former primary regulator, the Office of Thrift Supervision (“OTS”), was eliminated. Federal thrifts are now subject to regulation and supervision by the OCC, which also currently supervises and regulates all national banks. Savings and loan holding companies are now regulated by the Federal Reserve Board (“FRB”), which has the authority to promulgate new regulations governing the Company that will impose additional capital requirements and may result in additional restrictions on investments and other holding company activities. The law also created a new Consumer Financial Protection Bureau (“CFPB”) that has the authority to promulgate rules intended to protect consumers in the financial products and services market. Because many of the regulations under the new law have not been promulgated, we cannot determine the full impact on our business and operations at this time.

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

The Bank is required to maintain cash reserves with the FRB. The requirement is dependent upon the Bank’s cash on hand or noninterest-bearing balances. The reserve requirements as of December 31, 2013 and 2012 were $13,601,000 and $16,466,000, respectively, and the Bank was in compliance with such requirements at such dates.

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

Investment securities that are acquired with the intention of being resold in the near term are classified as trading securities under ASC 320 and are carried at fair value, with unrealized holding gains and losses recognized in current earnings. The Company did not hold any securities for trading purposes at, or during the years ended, December 31, 2013 or 2012.

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

For financial reporting purposes, the Company classifies a portion of its loan portfolio as “Mortgage loans held for sale.” Included in this category are loans which the Company has the current intent to sell and loans which are available to be sold in the event that the Company determines that loans should be sold to support the Company’s investment and liquidity objectives, as well as to support its overall asset and liability management strategies. Loans included in this category for which the Company has the current intention to sell are recorded at the lower of aggregate cost or fair value. As of December 31, 2013 and 2012, the Company had $1,951,000 and $5,627,000, respectively, in loans classified as “Mortgage loans held for sale.”

As of December 31, 2013 and 2012, the Company had $119,922,000 and $133,107,000, respectively, outstanding in loans sold to government agencies that it was servicing through a third party.

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

Non-covered Acquired Loans

Non-covered acquired loans at December 31, 2013 and 2012 are those associated with our acquisition of GS Financial Corp. (“GSFC”), the former holding company of Guaranty Savings Bank of Metairie, Louisiana on July 15, 2011. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The non-covered acquired loans were segregated between those considered to be performing (“acquired performing”) and those with evidence of credit deterioration (“acquired impaired”), and then further segregated into loan pools designed to facilitate the development of expected cash flows. The fair value estimate for each pool of acquired performing and acquired impaired loans was based on the estimate of expected cash flows, both principal and interest, from that pool, discounted at prevailing market interest rates.

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

Repossessed Assets

Repossessed assets are recorded at the lesser of the balance of the loan or fair value less estimated selling costs at the date acquired or upon receiving new property valuations. Costs relating to the development and improvement of foreclosed property are capitalized, and costs relating to holding and maintaining the property are expensed. Write-downs from cost to fair value at the dates of foreclosure are charged against the allowance for loan losses. Valuations are performed periodically and a charge to operations is recorded if the carrying value of a property exceeds its fair value less selling costs. Generally, the Company appraises the property at the time of foreclosure and at least every 12 months following the foreclosure. Excluding Covered Assets, the Company had $1,406,000 and $3,771,000 of repossessed assets as of December 31, 2013 and 2012, respectively. Including Covered Assets, the Company had $4,566,000 and $6,454,000 of repossessed assets as of December 31, 2013 and 2012, respectively. Repossessed Assets are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

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

Intangible Assets

Intangible assets consist of goodwill, core deposit intangibles and mortgage servicing rights. These assets are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. Goodwill is not amortized but rather is evaluated for impairment at least annually. Core deposit intangibles represent the estimated value related to customer deposit relationships assumed in the Company’s acquisitions. Core deposit intangibles are being amortized over nine or 10 years using an accelerated method. The mortgage servicing rights represent servicing assets related to mortgage loans sold and serviced at fair value. Mortgage servicing rights are being amortized over a maximum of 10 years using an accelerated method.

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

The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2013, 2012, and 2011, the Company did not recognize any interest or penalties in its financial statements, nor has it recorded an accrued liability for interest or penalty payments.

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

Comprehensive Income

GAAP generally requires that recognized revenues, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheets, such items, along with net earnings, are components of comprehensive income. The tax effect for unrealized gains on investment securities was ($1,413,095), $853,987 and $474,623 for the periods ending December 31, 2013, 2012 and 2011, respectively. The reclassification adjustment for (gains) losses included in net income had a tax effect of ($149,870), ($75,406) and $58,068 for the periods ending December 31, 2013, 2012 and 2011. Comprehensive income is reflected in the Consolidated Statements of Comprehensive Income.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current period presentation.

Recent Accounting Pronouncements

In October 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2012-06, Subsequent Accounting for an Indemnification Asset as a result of a Government-Assisted Acquisition of a Financial Institution. ASU 2012-06 requires the change in measurement of the indemnification asset to be accounted for on the same basis as the change in the indemnified item. Any amortization period for the changes in value is limited to the shorter of the term of the indemnification agreement or the remaining life of the indemnified assets. The amendments are effective for fiscal years beginning on or after December 15, 2012 and interim periods within those fiscal years. The amendments are applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption. The Company adopted ASU 2012-06, and as a result of the adoption, amortized $1.8 million of the indemnification asset in 2013. The Company continues to assess the carrying value of this asset at least quarterly.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income was issued in the first quarter of 2013 to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). The ASU requires information regarding the impact to net earnings of the reclassification on significant amounts out of AOCI to be presented on either the face of the statement of earnings or in the notes to the financial statements. The amendments in this Update do not change the current reporting requirements for net earnings or AOCI. For public entities, the amendments in this Update are effective prospectively for reporting periods beginning after December 15, 2012. The Company has adopted ASU 2013-02, and the information required has been included in the Consolidated Statements of Comprehensive Income.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), which clarifies the presentation requirements of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and should be applied prospectively. The adoption of this ASU is not expected to have a material effect on our consolidated statements of financial condition, results of operations or cash flows.

In January 2014, the FASB issued ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure, which clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and should be applied prospectively. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

3. Acquisition Activity

GS Financial Corp. On July 15, 2011, the Company acquired GSFC, the former holding company of Guaranty of Metairie, Louisiana. On the acquisition date, Home Bancorp Acquisition Corp., a newly created wholly owned subsidiary of the Company, was merged with and into GSFC, and immediately thereafter, GSFC was merged with and into the Company, with the Company as the surviving corporation, and Guaranty, the former subsidiary of GSFC, was merged with and into Home Bank, with Home Bank as the surviving institution. Shareholders of GSFC received $21.00 per share in cash, yielding an aggregate purchase price of $26,417,000. As a result of the acquisition, the four former Guaranty branches in the Greater New Orleans area were added to the Bank’s branch office network. Assets acquired from GSFC totaled $256,677,000, which included loans of $182,440,000, investment securities of $46,481,000 and cash of $9,262,000. The Bank also recorded a core deposit intangible asset of $859,000 and goodwill of $296,000 relating to the acquisition of GSFC, and assumed liabilities of $230,614,000, which included $193,518,000 in deposits and $34,707,000 in FHLB advances.

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

The following table summarizes the accretable yield on the loans acquired from GSFC with deteriorated credit quality as of July 15, 2011 and the changes therein through December 31, 2013.

(dollars in thousands)	2013	2012	2011
Balance, beginning of period	$(839)	$(644)	$—
Acquisition accretable yield	—	—	(1,169)
Accretion	133	966	525
Net transfers from nonaccretable difference to accretable yield	(575)	(1,161)	—

Balance, end of period	$(1,281)	$(839)	$(644)

As of December 31, 2013, the weighted average remaining contractual life of the loan portfolio acquired with deteriorated credit quality from GSFC was 8.2 years.

Statewide Bank

On March 12, 2010, the Bank acquired certain assets and liabilities of the former Statewide Bank, a full-service community bank formerly headquartered in Covington, Louisiana, from the FDIC. As a result of the Statewide acquisition, the Bank’s branch office network was expanded to include six branches in the Northshore (of Lake Pontchartrain) region of Louisiana. Assets acquired in the Statewide transaction totaled $188,026,000, which included loans of $110,415,000, investment securities of $24,841,000 and cash of $11,569,000. In addition, the Bank recorded an FDIC Asset, representing the portion of estimated losses covered by loss sharing agreements between the Bank and the FDIC, of $34,422,000. The loss sharing agreements between the Bank and the FDIC afford us significant protection against future losses in the loan portfolio and repossessed assets acquired in the Statewide transaction. The Bank also recorded a core deposit intangible asset of $1,429,000 and goodwill of $560,000 relating to the Statewide acquisition, and assumed liabilities of $223,910,000, which included $206,925,000 in deposits and $16,824,000 in FHLB advances.

The following table summarizes the accretable yield on the Covered Loans as of March 12, 2010 and the changes therein through December 31, 2013.

(dollars in thousands)	2013	2012	2011	2010
Balance, beginning of period	$(3,973)	$(8,550)	$(5,505)	$—
Acquisition accretable yield	—	—	—	(11,110)
Accretion	5,417	4,613	5,170	5,605
Net transfers from nonaccretable difference to accretable yield	(3,578)	(36)	(8,215)	—

Balance, end of period	$(2,134)	$(3,973)	$(8,550)	$(5,505)

As of December 31, 2013, the weighted average remaining contractual life of the Covered Loan portfolio was 3.8 years.

Over the life of the Covered Loans, the Company will continue to estimate cash flows expected to be collected on pools of loans sharing common risk characteristics. The Company will evaluate whether the present value of Covered Loans has decreased and if so, a provision for loan loss will be recognized. For any increases in cash flows expected to be collected, the Company will adjust the amount of accretable yield recognized on a prospective basis over the remaining life of the applicable loan or pool of loans. During the year ended December 31, 2013, there was an aggregate $3,578,000 increase in expected cash flows from the Covered Loans acquired from Statewide over the amounts originally estimated. Such amount was recorded as an increase in the accretable yield to be recognized in interest income in future periods and a decrease to the nonaccretable yield.

The FDIC loss sharing receivable (“FDIC Asset”) is measured separately from the related Covered Assets. Deterioration in the credit quality of the loans (immediately recorded as a provision to the allowance for loan losses) would immediately increase the basis of the FDIC Asset, with the offset recorded through the consolidated statement of income. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the FDIC Asset, with such decrease being accreted into income over 1) the same period or 2) the life of the loss sharing agreements, whichever is shorter.

4. Investment Securities

Summary information regarding investment securities classified as available for sale and held to maturity as of December 31, 2013 and 2012 follows.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
December 31, 2013
Available for sale:
U.S. agency mortgage-backed	$96,145	$1,765	$909	$216	$96,785
Non-U.S. agency mortgage-backed	9,765	58	31	43	9,749
Municipal bonds	19,879	318	279	119	19,799
U.S. government agency	23,543	236	480	—	23,299

Total available for sale	$149,332	$2,377	$1,699	$378	$149,632

Held to maturity:
U.S. agency mortgage-backed	$132	$1	$—	$—	$133
Municipal bonds	9,273	67	198	—	9,142

Total held to maturity	$9,405	$68	$198	$—	$9,275

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
December 31, 2012
Available for sale:
U.S. agency mortgage-backed	$99,137	$3,391	$14	$1	$102,513
Non-U.S. agency mortgage-backed	12,426	280	—	38	12,668
Municipal bonds	16,843	774	32	—	17,585
U.S. government agency	23,944	553	7	—	24,490

Total available for sale	$152,350	$4,998	$53	$39	$157,256

Held to maturity:
U.S. agency mortgage-backed	$693	$13	$—	$—	$706
Municipal bonds	972	68	—	—	1,040

Total held to maturity	$1,665	$81	$—	$—	$1,746

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

As of December 31, 2013, 64 debt securities had unrealized losses totaling 3.3% of the individual securities’ amortized cost basis and 1.4% of the Company’s total amortized cost basis of the investment securities portfolio. Nine of the 64 securities had been in a continuous loss position for over 12 months at such date. The nine securities had an aggregate amortized cost basis and unrealized loss of $7,478,000 and $378,000, respectively, at December 31, 2013. Management has the intent and ability to hold these debt securities until maturity, or until anticipated recovery. No declines in these 64 securities were deemed to be other-than-temporary.

As of December 31, 2012, 16 debt securities had unrealized losses totaling 0.7% of the individual securities’ amortized cost basis and 0.1% of the Company’s total amortized cost basis of the investment securities portfolio. Five of the 16 securities had been in a continuous loss position for over 12 months at such date. The five securities had an aggregate amortized cost basis and unrealized loss of $2,653,000 and $39,000, respectively, at December 31, 2012. Management has the intent and ability to hold these debt securities until maturity, or until anticipated recovery. No declines in these five securities were deemed to be other-than-temporary.

The amortized cost and estimated fair value by maturity of investment securities as of December 31, 2013 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security, may differ from its contractual maturity because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$113	$231	$15,665	$80,776	$96,785
Non-U.S. agency mortgage-backed	—	—	—	9,749	9,749
Municipal bonds	503	4,858	11,574	2,864	19,799
U.S. government agency	2,512	5,293	10,510	4,984	23,299

Total securities available for sale	$3,128	$10,382	$37,749	$98,373	$149,632

Securities held to maturity:
U.S. agency mortgage-backed	$133	$—	$—	$—	$133
Municipal bonds	216	797	6,886	1,243	9,142

Total securities held to maturity	$349	$797	$6,886	$1,243	$9,275

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$108	$214	$15,696	$80,127	$96,145
Non-U.S. agency mortgage-backed	—	—	—	9,765	9,765
Municipal bonds	503	4,743	11,761	2,872	19,879
U.S. government agency	2,500	5,225	10,990	4,828	23,543

Total securities available for sale	$3,111	$10,182	$38,447	$97,592	$149,332

Securities held to maturity:
U.S. agency mortgage-backed	$132	$—	$—	$—	$132
Municipal bonds	215	756	7,041	1,261	9,273

Total securities held to maturity	$347	$756	$7,041	$1,261	$9,405

For the year ended December 31, 2013, the Company recorded gross gains of $428,000 and no gross losses related to the sale of investment securities. For the year ended December 31, 2012, the Company recorded gross gains of $230,000 and gross losses of $8,000 related to the sale of investment securities.

As of December 31, 2013 and 2012, the Company had accrued interest receivable for investment securities of $679,000 and $565,000, respectively.

As of December 31, 2013 and 2012, the Company had $43,977,000 and $41,462,000, respectively, of securities pledged to secure public deposits.

5. Loans

Loans, including Covered Loans and net of unearned income, consisted of the following as of December 31 of the years indicated.

(dollars in thousands)	2013	2012
Real estate loans:
One- to four-family first mortgage	$179,506	$177,816
Home equity loans and lines	40,561	40,425
Commercial real estate	269,849	252,805
Construction and land	83,271	75,529
Multi-family residential	16,578	19,659

Total real estate loans	589,765	566,234

Other loans:
Commercial and industrial	77,533	72,253
Consumer	40,158	34,641

Total other loans	117,691	106,894

Total loans	$707,456	$673,128

A summary of activity in the allowance for loan losses for the years ended December 31, 2013, 2012 and 2011 is as follows.

	For the Year Ended December 31, 2013
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$798	$(76)	$—	$182	$904
Home equity loans and lines	322	—	10	34	366
Commercial real estate	2,040	—	—	487	2,528
Construction and land	785	(44)	10	226	977
Multi-family residential	86	—	—	4	90
Commercial and industrial	683	(1,990)	57	2,582	1,332
Consumer	400	(9)	24	58	473

Total allowance for loan losses	$5,114	$(2,119)	$101	$3,574	$6,670

Non-covered acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$184	$(36)	$—	$36	$184
Home equity loans and lines	21	—	—	37	58
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	6	6
Consumer	—	—	—	—	—

Total allowance for loan losses	$205	$(36)	$—	$79	$248

Covered loans:
Allowance for loan losses:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total allowance for loan losses	$—	$—	$—	$—	$—

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$982	$(112)	$—	$218	$1,088
Home equity loans and lines	343	—	10	71	424
Commercial real estate	2,040	—	—	488	2,528
Construction and land	785	(44)	10	226	977
Multi-family residential	86	—	—	4	90
Commercial and industrial	683	(1,990)	57	2,588	1,338
Consumer	400	(9)	24	58	473

Total allowance for loan losses	$5,319	$(2,155)	$101	$3,653	$6,918

	For the Year Ended December 31, 2012
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$778	$—	$—	$20	$798
Home equity loans and lines	336	(32)	15	3	322
Commercial real estate	1,755	(1,980)	94	2,171	2,040
Construction and land	904	(215)	—	96	785
Multi-family residential	64	—	—	22	86
Commercial and industrial	872	(60)	6	(135)	683
Consumer	345	(38)	14	79	400

Total allowance for loan losses	$5,054	$(2,325)	$129	$2,256	$5,114

Non-covered acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$—	$—	$—	$184	$184
Home equity loans and lines	—	—	—	21	21
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total allowance for loan losses	$—	$—	$—	$205	$205

Covered loans:
Allowance for loan losses:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	50	—	—	(50)	—
Consumer	—	—	—	—	—

Total allowance for loan losses	$50	$—	$—	$(50)	$—

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$778	$—	$—	$204	$982
Home equity loans and lines	336	(32)	15	24	343
Commercial real estate	1,755	(1,980)	94	2,171	2,040
Construction and land	904	(215)	—	96	785
Multi-family residential	64	—	—	22	86
Commercial and industrial	922	(60)	6	(185)	683
Consumer	345	(38)	14	79	400

Total allowance for loan losses	$5,104	$(2,325)	$129	$2,411	$5,319

	For the Year Ended December 31, 2011
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$641	$—	$16	$121	$778
Home equity loans and lines	296	—	—	40	336
Commercial real estate	1,258	—	6	491	1,755
Construction and land	666	—	—	238	904
Multi-family residential	46	—	—	18	64
Commercial and industrial	746	(281)	25	382	872
Consumer	267	(53)	11	120	345

Total allowance for loan losses	$3,920	$(334)	$58	$1,410	$5,054

Non-covered acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total allowance for loan losses	$—	$—	$—	$—	$—

Covered loans:
Allowance for loan losses:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	50	50
Consumer	—	—	—	—	—

Total allowance for loan losses	$—	$—	$—	$50	$50

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$641	$—	$16	$121	$778
Home equity loans and lines	296	—	—	40	336
Commercial real estate	1,258	—	6	491	1,755
Construction and land	666	—	—	238	904
Multi-family residential	46	—	—	18	64
Commercial and industrial	746	(281)	25	432	922
Consumer	267	(53)	11	120	345

Total allowance for loan losses	$3,920	$(334)	$58	$1,460	$5,104

The allowance for loan losses and recorded investment in loans as of the periods indicated is as follows.

	As of December 31, 2013
	Originated Loans		Acquired Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Non-covered Acquired Loans(1)	Covered Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$904	$—	$184	$—	$1,088
Home equity loans and lines	366	—	58	—	424
Commercial real estate	2,528	—	—	—	2,528
Construction and land	977	—	—	—	977
Multi-family residential	90	—	—	—	90
Commercial and industrial	850	482	6	—	1,338
Consumer	473	—	—	—	473

Total allowance for loan losses	$6,188	$482	$248	$—	$6,918

	As of December 31, 2013
	Originated Loans		Acquired Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Non-covered Acquired Loans(1)	Covered Loans	Total
Loans:
One- to four-family first mortgage	$137,685	$386	$37,084	$4,351	$179,506
Home equity loans and lines	30,422	3	7,798	2,338	40,561
Commercial real estate	225,356	360	32,945	11,188	269,849
Construction and land	79,771	—	2,096	1,404	83,271
Multi-family residential	7,778	—	7,678	1,122	16,578
Commercial and industrial	72,003	1,831	2,428	1,271	77,533
Consumer	39,661	—	497	—	40,158

Total loans	$592,676	$2,580	$90,526	$21,674	$707,456

	As of December 31, 2012
	Originated Loans		Acquired Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Non-covered Acquired Loans(1)	Covered Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$749	$49	$184	$—	$982
Home equity loans and lines	322	—	21	—	343
Commercial real estate	1,906	134	—	—	2,040
Construction and land	785	—	—	—	785
Multi-family residential	86	—	—	—	86
Commercial and industrial	683	—	—	—	683
Consumer	400	—	—	—	400

Total allowance for loan losses	$4,931	$183	$205	$—	$5,319

	As of December 31, 2012
	Originated Loans		Acquired Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Non-covered Acquired Loans(1)	Covered Loans	Total
Loans:
One- to four-family first mortgage	$115,278	$1,464	$49,943	$11,131	$177,816
Home equity loans and lines	26,937	56	10,123	3,309	40,426
Commercial real estate	182,376	3,428	44,132	22,869	252,805
Construction and land	66,815	60	3,650	5,004	75,529
Multi-family residential	7,930	528	9,818	1,383	19,658
Commercial and industrial	66,321	—	4,469	1,463	72,253
Consumer	33,341	—	695	605	34,641

Total loans	$498,998	$5,536	$122,830	$45,764	$673,128

(1)	$4.6 million and $5.3 million in GSFC loans were accounted for under ASC 310-30 at December 31, 2013 and 2012, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent on the real estate market.

Credit quality indicators on the Company’s loan portfolio as of the dates indicated are as follows.

	December 31, 2013
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$136,274	$265	$1,532	$—	$138,071
Home equity loans and lines	29,962	149	314	—	30,425
Commercial real estate	218,779	800	6,137	—	225,716
Construction and land	78,297	147	1,327	—	79,771
Multi-family residential	6,902	876	—	—	7,778
Commercial and industrial	65,271	4,682	3,881	—	73,834
Consumer	39,336	48	277	—	39,661

Total originated loans	$574,821	$6,967	$13,468	$—	$595,256

Non-covered acquired loans:
One- to four-family first mortgage	$31,467	$119	$5,498	$—	$37,084
Home equity loans and lines	7,226	198	374	—	7,798
Commercial real estate	30,192	—	2,753	—	32,945
Construction and land	1,044	—	1,052	—	2,096
Multi-family residential	5,397	33	2,248	—	7,678
Commercial and industrial	2,428	—	—	—	2,428
Consumer	497	—	—	—	497

Total non-covered acquired loans	$78,251	$350	$11,925	$—	$90,526

Covered:
One- to four-family first mortgage	$3,108	$151	$1,092	$—	$4,351
Home equity loans and lines	2,084	21	233	—	2,338
Commercial real estate	9,702	249	1,237	—	11,188
Construction and land	1,247	64	93	—	1,404
Multi-family residential	206	916	—	—	1,122
Commercial and industrial	451	5	815	—	1,271
Consumer	—	—	—	—	—

Total covered loans	$16,798	$1,406	$3,470	$—	$21,674

Total:
One- to four-family first mortgage	$170,849	$535	$8,122	$—	$179,506
Home equity loans and lines	39,272	368	921	—	40,561
Commercial real estate	258,673	1,049	10,127	—	269,849
Construction and land	80,588	211	2,472	—	83,271
Multi-family residential	12,505	1,825	2,248	—	16,578
Commercial and industrial	68,150	4,687	4,696	—	77,533
Consumer	39,833	48	277	—	40,158

Total loans	$669,870	$8,723	$28,863	$—	$707,456

	December 31, 2012
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$114,278	$690	$1,774	$—	$116,742
Home equity loans and lines	26,870	56	67	—	26,993
Commercial real estate	176,410	4,951	4,443	—	185,804
Construction and land	66,441	267	167	—	66,875
Multi-family residential	7,030	899	529	—	8,458
Commercial and industrial	63,561	2,590	170	—	66,321
Consumer	33,280	60	1	—	33,341

Total originated loans	$487,870	$9,513	$7,151	$—	$504,534

Non-covered acquired loans:
One- to four-family first mortgage	$43,673	$952	$5,318	$—	$49,943
Home equity loans and lines	9,402	82	639	—	10,123
Commercial real estate	37,137	782	6,213	—	44,132
Construction and land	3,072	106	472	—	3,650
Multi-family residential	8,756	264	798	—	9,818
Commercial and industrial	4,424	—	45	—	4,469
Consumer	695	—	—	—	695

Total non-covered acquired loans	$107,159	$2,186	$13,485	$—	$122,830

Covered:
One- to four-family first mortgage	$8,555	$254	$2,322	$—	$11,131
Home equity loans and lines	3,147	28	134	—	3,309
Commercial real estate	20,563	—	2,306	—	22,869
Construction and land	3,432	4	1,568	—	5,004
Multi-family residential	424	959	—	—	1,383
Commercial and industrial	577	5	881	—	1,463
Consumer	565	23	17	—	605

Total covered loans	$37,263	$1,273	$7,228	$—	$45,764

Total:
One- to four-family first mortgage	$166,506	$1,896	$9,414	$—	$177,816
Home equity loans and lines	39,419	166	840	—	40,425
Commercial real estate	234,110	5,733	12,962	—	252,805
Construction and land	72,945	377	2,207	—	75,529
Multi-family residential	16,210	2,122	1,327	—	19,659
Commercial and industrial	68,562	2,595	1,096	—	72,253
Consumer	34,540	83	18	—	34,641

Total loans	$632,292	$12,972	$27,864	$—	$673,128

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

•	Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in the collateral values.

•	Substandard loans have an existing specific and well defined weakness that may include poor liquidity and deterioration of financial ratios. The loan may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

In addition, residential loans are classified using an inter-regulatory agency methodology that incorporates, among other factors, the extent of delinquencies and loan-to-value ratios. These classifications were the most current available as of December 31, 2013 and were generally updated within the last three months. Loans acquired with deteriorated credit quality are excluded from the schedule of credit quality indicators.

Age analysis of past due loans, as of the dates indicated is as follows.

	December 31, 2013
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,726	$272	$290	$2,288	$135,783	$138,071
Home equity loans and lines	36	111	66	213	30,212	30,425
Commercial real estate	571	—	1,257	1,828	223,888	225,716
Construction and land	406	1	83	490	79,281	79,771
Multi-family residential	—	—	—	—	7,778	7,778

Total real estate loans	2,739	384	1,696	4,819	476,942	481,761

Other loans:
Commercial and industrial	2,026	3,243	182	5,451	68,383	73,834
Consumer	514	262	277	1,053	38,608	39,661

Total other loans	2,540	3,505	459	6,504	106,991	113,495

Total originated loans	$5,279	$3,889	$2,155	$11,323	$583,933	$595,256

Non-covered acquired loans:
Real estate loans:
One- to four-family first mortgage	$884	$658	$3,457	$4,999	$32,085	$37,084
Home equity loans and lines	50	—	174	224	7,574	7,798
Commercial real estate	239	241	2,753	3,233	29,712	32,945
Construction and land	8	—	1,052	1,060	1,036	2,096
Multi-family residential	879	—	987	1,866	5,812	7,678

Total real estate loans	2,060	899	8,423	11,382	76,219	87,601

Other loans:
Commercial and industrial	—	—	—	—	2,428	2,428
Consumer	—	—	—	—	497	497

Total other loans	—	—	—	—	2,925	2,925

Total non-covered acquired loans	$2,060	$899	$8,423	$11,382	$79,144	$90,526

Covered loans:
Real estate loans:
One- to four-family first mortgage	$588	$319	$864	$1,771	$2,580	$4,351
Home equity loans and lines	161	51	146	358	1,980	2,338
Commercial real estate	459	—	701	1,160	10,028	11,188
Construction and land	11	27	10	48	1,356	1,404
Multi-family residential	—	—	—	—	1,122	1,122

Total real estate loans	1,219	397	1,721	3,337	17,066	20,403

Other loans:
Commercial and industrial	5	109	62	176	1,095	1,271
Consumer	—	—	—	—	—	—

Total other loans	5	109	62	176	1,095	1,271

Total covered loans	$1,224	$506	$1,783	$3,513	$18,161	$21,674

Total loans:
Real estate loans:
One- to four-family first mortgage	$3,198	$1,249	$4,611	$9,058	$170,448	$179,506
Home equity loans and lines	247	162	386	795	39,766	40,561
Commercial real estate	1,269	241	4,711	6,221	263,628	269,849
Construction and land	425	28	1,145	1,598	81,673	83,271
Multi-family residential	879	—	987	1,866	14,712	16,578

Total real estate loans	6,018	1,680	11,840	19,538	570,227	589,765

Other loans:
Commercial and industrial	2,031	3,352	244	5,627	71,906	77,533
Consumer	514	262	277	1,053	39,105	40,158

Total other loans	2,545	3,614	521	6,680	111,011	117,691

Total loans	$8,563	$5,294	$12,361	$26,218	$681,238	$707,456

	December 31, 2012
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$2,241	$236	$20	$2,497	$114,245	$116,742
Home equity loans and lines	62	17	—	79	26,914	26,993
Commercial real estate	1,008	757	511	2,276	183,528	185,804
Construction and land	285	—	167	452	66,423	66,875
Multi-family residential	220	—	529	749	7,709	8,458

Total real estate loans	3,816	1,010	1,227	6,053	398,819	404,872

Other loans:
Commercial and industrial	60	35	170	265	66,056	66,321
Consumer	479	449	1	929	32,412	33,341

Total other loans	539	484	171	1,194	98,468	99,662

Total originated loans	$4,355	$1,494	$1,398	$7,247	$497,287	$504,534

Non-covered acquired loans:
Real estate loans:
One- to four-family first mortgage	$726	$240	$1,489	$2,455	$47,488	$49,943
Home equity loans and lines	54	98	147	299	9,824	10,123
Commercial real estate	348	92	2,907	3,347	40,785	44,132
Construction and land	577	—	366	943	2,707	3,650
Multi-family residential	311	—	678	989	8,829	9,818

Total real estate loans	2,016	430	5,587	8,033	109,633	117,666

Other loans:
Commercial and industrial	48	65	—	113	4,356	4,469
Consumer	—	—	—	—	695	695

Total other loans	48	65	—	113	5,051	5,164

Total non-covered acquired loans	$2,064	$495	$5,587	$8,146	$114,684	$122,830

Covered loans:
Real estate loans:
One- to four-family first mortgage	$1,438	$1,079	$1,706	$4,223	$6,908	$11,131
Home equity loans and lines	294	—	135	429	2,880	3,309
Commercial real estate	76	4	1,209	1,289	21,580	22,869
Construction and land	89	6	1,249	1,344	3,660	5,004
Multi-family residential	—	—	—	—	1,383	1,383

Total real estate loans	1,897	1,089	4,299	7,285	36,411	43,696

Other loans:
Commercial and industrial	—	75	366	441	1,022	1,463
Consumer	44	4	13	61	544	605

Total other loans	44	79	379	502	1,566	2,068

Total covered loans	$1,941	$1,168	$4,678	$7,787	$37,977	$45,764

Total loans:
Real estate loans:
One- to four-family first mortgage	$4,405	$1,555	$3,215	$9,175	$168,641	$177,816
Home equity loans and lines	410	115	282	807	39,618	40,425
Commercial real estate	1,432	853	4,627	6,912	245,893	252,805
Construction and land	951	6	1,782	2,739	72,790	75,529
Multi-family residential	531	—	1,207	1,738	17,921	19,659

Total real estate loans	$7,729	2,529	11,113	21,371	544,863	566,234

Other loans:
Commercial and industrial	108	175	536	819	71,434	72,253
Consumer	523	453	14	990	33,651	34,641

Total other loans	631	628	550	1,809	105,085	106,894

Total loans	$8,360	$3,157	$11,663	$23,180	$649,948	$673,128

As of December 31, 2013 and 2012, the Company did not have any loans greater than 90 days past due which were accruing interest.

The following is a summary of information pertaining to impaired loans, excluding acquired loans, as of the dates indicated.

	For the Year Ended December 31, 2013
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$386	$386	$—	$782	$12
Home equity loans and lines	3	3	—	26	—
Commercial real estate	360	360	—	1,336	—
Construction and land	—	—	—	80	—
Multi-family residential	—	—	—	325	—
Commercial and industrial	584	584	—	743	17
Consumer	—	—	—	—	—

Total	$1,333	$1,333	$—	$3,292	$29

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$126	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	102	—
Construction and land	—	—	—	5	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,247	1,247	482	987	38
Consumer	—	—	—	—	—

Total	$1,247	$1,247	$482	$1,220	$38

Total impaired loans:
One- to four-family first mortgage	$386	$386	$—	$908	$12
Home equity loans and lines	3	3	—	26	—
Commercial real estate	360	360	—	1,438	—
Construction and land	—	—	—	85	—
Multi-family residential	—	—	—	325	—
Commercial and industrial	1,831	1,831	482	1,730	55
Consumer	—	—	—	—	—

Total	$2,580	$2,580	$482	$4,512	$67

	For the Year Ended December 31, 2012
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$1,117	$1,117	$—	$956	$62
Home equity loans and lines	56	56	—	71	2
Commercial real estate	2,985	2,985	—	3,451	100
Construction and land	60	60	—	631	—
Multi-family residential	528	528	—	528	—
Commercial and industrial	—	—	—	48	—
Consumer	—	—	—	—	—

Total	$4,746	$4,746	$—	$5,685	$164

With an allowance recorded:
One- to four-family first mortgage	$347	$347	$49	$445	$23
Home equity loans and lines	—	—	—	3	—
Commercial real estate	443	443	134	296	30
Construction and land	—	—	—	950	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	29	—
Consumer	—	—	—	—	—

Total	$790	$790	$183	$1,723	$53

Total impaired loans:
One- to four-family first mortgage	$1,464	$1,464	$49	$1,401	$85
Home equity loans and lines	56	56	—	74	2
Commercial real estate	3,428	3,428	134	3,747	130
Construction and land	60	60	—	1,581	—
Multi-family residential	528	528	—	528	—
Commercial and industrial	—	—	—	77	—
Consumer	—	—	—	—	—

Total	$5,536	$5,536	$183	$7,408	$217

A summary of information pertaining to nonaccrual loans as of December 31, 2013 and 2012 is as follows.

	December 31, 2013				December 31, 2012
(dollars in thousands)	Originated	Non- covered Acquired(1)	Covered	Total	Originated	Non- covered Acquired(1)	Covered	Total
Nonaccrual loans:
One- to four-family first mortgage	$689	$4,744	$2,184	$7,617	$126	$4,518	$2,616	$7,260
Home equity loans and lines	66	487	170	723	—	149	135	284
Commercial real estate	1,939	3,957	1,221	7,117	1,187	4,180	1,617	6,984
Construction and land	84	1,307	440	1,831	166	543	3,404	4,113
Multi-family residential	—	2,248	—	2,248	529	798	—	1,327
Commercial and industrial	3,881	—	954	4,835	170	—	1,746	1,916
Consumer	277	—	111	388	1	—	62	63

Total	$6,936	$12,743	$5,080	$24,759	$2,179	$10,188	$9,580	$21,947

(1)	Nonaccrual non-covered acquired loans accounted for under ASC 310-30 at the time of acquisition totaled $5.5 million and $3.4 million as of December 31, 2013 and 2012, respectively.

As of December 31, 2013, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

As of December 31, 2013 and 2012, the Company had accrued interest receivable for loans of $2,553,000 and $2,708,000, respectively.

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

Information about the Company’s TDRs is presented in the following tables.

	As of December 31, 2013
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs(1)
Originated loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$296	$296
Home equity loans and lines	—	—	—	—
Commercial real estate	275	—	111	386
Construction and land	147	—	—	147
Multi-family residential	—	—	—	—

Total real estate loans	422	—	407	829

Other loans:
Commercial and industrial	—	—	—	—
Consumer	3	—	—	3

Total other loans	3	—	—	3

Total loans	$425	$—	$407	$832

Non-covered acquired loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$586	$586
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	1,046	1,046
Construction and land	—	—	—	—
Multi-family residential	—	—	676	676

Total real estate loans	—	—	2,308	2,308

Other loans:
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—

Total other loans	—	—	—	—

Total loans	$—	$—	$2,308	$2,308

Covered loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land	—	—	392	392
Multi-family residential	—	—	—	—

Total real estate loans	—	—	392	392

Other loans:
Commercial and industrial	—	—	830	830
Consumer	5	—	31	36

Total other loans	5	—	861	866

Total loans	$5	$—	$1,253	$1,258

Total loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$882	$882
Home equity loans and lines	—	—	—	—
Commercial real estate	275	—	1,157	1,432
Construction and land	147	—	392	539
Multi-family residential	—	—	676	676

Total real estate loans	422	—	3,107	3,529

Other loans:
Commercial and industrial	—	—	830	830
Consumer	8	—	31	39

Total other loans	8	—	861	869

Total loans	$430	$—	$3,968	$4,398

	As of December 31, 2012
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs(1)
Originated loans:
Real estate loans:
One- to four-family first mortgage	$—	$310	$—	$310
Home equity loans and lines	—	—	—	—
Commercial real estate	—	299	112	411
Construction and land	182	—	—	182
Multi-family residential	—	—	—	—

Total real estate loans	182	609	112	903

Other loans:
Commercial and industrial	5	—	—	5
Consumer	12	—	—	12

Total other loans	17	—	—	17

Total loans	$199	$609	$112	$920

Non-covered acquired loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$52	$52
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	1,126	1,126
Construction and land	—	—	—	—
Multi-family residential	—	—	678	678

Total real estate loans	—	—	1,856	1,856

Other loans:
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—

Total other loans	—	—	—	—

Total loans	$—	$—	$1,856	$1,856

Covered loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land	289	—	—	289
Multi-family residential	—	—	—	—

Total real estate loans	289	—	—	289

Other loans:
Commercial and industrial	—	—	896	896
Consumer	17	—	—	17

Total other loans	17	—	896	913

Total loans	$306	$—	$896	$1,202

Total loans:
Real estate loans:
One- to four-family first mortgage	$—	$310	$52	$362
Home equity loans and lines	—	—	—	—
Commercial real estate	—	299	1,238	1,537
Construction and land	471	—	—	471
Multi-family residential	—	—	678	678

Total real estate loans	471	609	1,968	3,048

Other loans:
Commercial and industrial	5	—	896	901
Consumer	29	—	—	29

Total other loans	34	—	896	930

Total loans	$505	$609	$2,864	$3,978

A summary of information pertaining to modified terms of loans, as of the date indicated is as follows.

	As of December 31, 2013			As of December 31, 2012
(dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
One- to four-family first mortgage	5	$1,036	$882	2	$365	$361
Home equity loans and lines	—	—	—	—	—	—
Commercial real estate	3	1,452	1,432	3	1,556	1,537
Construction and land	4	1,299	539	3	936	471
Multi-family residential	1	784	676	1	787	679
Commercial and industrial	1	1,174	830	2	1,250	901
Other consumer	5	66	39	3	41	29

Total	19	$5,811	$4,398	14	$4,935	$3,978

None of the other performing troubled debt restructurings as of December 31, 2013 has defaulted subsequent to the restructuring through the date the financial statements were available to be issued. The Company restructured, as a TDR, four loans totaling $707,000 during 2013.

6. Loan Servicing

Mortgage loans sold to and serviced for others are not included in the accompanying statements of financial condition. The unpaid principal balances of these loans as of December 31 of the years indicated are summarized as follows:

(dollars in thousands)	2013	2012	2011
Mortgage loans sold to Federal Home Loan Mortgage Corporation without recourse	$13,325	$16,755	$23,832
Mortgage loans sold to Federal National Mortgage Association without recourse	106,597	116,352	112,693

Balance, end of period	$119,922	$133,107	$136,525

The Company records servicing assets related to mortgage loans sold and serviced at fair value and will amortize these servicing assets over the period of estimated net servicing income associated with each loan. Management assesses servicing assets for potential impairment annually. Activity related to servicing assets for the years ended December 31, 2013, 2012 and 2011 is summarized as follows.

(dollars in thousands)	2013	2012	2011
Balance at the beginning of the year	$611	$545	$145
Recognition of servicing assets from the transfer of financial assets(1)	101	261	529
Amortization	(196)	(195)	(129)

Balance, end of period	$516	$611	$545

Fair value, end of period	$1,009	$1,995	$1,811

(2)	Includes $404,000 acquired in 2011 from the acquisition of GSFC.

Custodial and escrow account balances maintained in connection with the foregoing loan servicing arrangements were $1,064,000 and $1,313,000 as of December 31, 2013 and 2012, respectively.

7. Office Properties and Equipment

Office properties and equipment consisted of the following as of December 31 of the years indicated.

(dollars in thousands)	2013	2012
Land	$10,330	$10,330
Buildings and improvements	23,170	22,809
Furniture and equipment	10,419	9,433

Total office properties and equipment	43,919	42,572
Less accumulated depreciation	13,216	11,795

Total office properties and equipment, net	$30,703	$30,777

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $1,421,000, $1,452,000 and $1,299,000, respectively.

8. Goodwill and Intangibles

The carrying amount of goodwill was $856,000 as of December 31, 2013 and 2012.

A summary of core deposit intangible assets as of December 31 of the years indicated follows.

(dollars in thousands)	2013	2012
Gross carrying amount	$1,385	$1,762
Core deposit intangibles acquired during the year	—	—
Less amortization	(332)	(377)

Total core deposit intangible asset	$1,053	$1,385

Amortization expense on the core deposit intangible assets for the years ended December 31, 2013, 2012 and 2011 was $332,000, $377,000 and $318,000, respectively.

The carrying amount of the mortgage servicing asset as of December 31, 2013, 2012 and 2011 was $516,000, $611,000 and $545,000, respectively.

9. Deposits

Deposits consisted of the following major classifications as of December 31 of the years indicated.

(dollars in thousands)	2013	2012
Demand deposit accounts	$174,475	$152,462
Savings	56,694	51,515
Money market accounts	192,303	191,191
NOW accounts	125,391	123,294
Certificates of deposit	192,449	252,967

Total deposits	$741,312	$771,429

As of December 31, 2013, the scheduled maturities of certificates of deposit are as follows.

(dollars in thousands)	Amount
2014	$115,188
2015	49,692
2016	7,618
2017	4,529
2018	1,164
Thereafter	14,258

Total certificates of deposit	$192,449

As of December 31, 2013 and 2012, the aggregate amount of certificates of deposit with balances of $100,000 or more was $83,863,000 and $119,766,000, respectively.

10. Short-term FHLB Advances

As of December 31, 2013, short-term FHLB advances totaled $87,000,000, compared to $10,000,000 as of December 31, 2012. For the years ended December 31, 2013 and 2012, the average volume of short-term FHLB advances carried by the Company was $30,110,000 and $26,467,000, respectively.

Collateral for short and long-term FHLB advances is secured through a blanket lien evidenced by the Bank’s pledge of first mortgage collateral, demand deposit accounts, capital stock and certain other assets pursuant to the

“Advances, Collateral Pledge and Security Agreement.” Under this collateral pledge agreement, the Bank must meet all statutory and regulatory capital standards and must meet all FHLB credit underwriting standards. Management believes that the Bank was in compliance with all such requirements as of December 31, 2013 and 2012.

As of December 31, 2013 and 2012, the Bank had $262,345,000 and $320,892,000, respectively, of additional FHLB advances available.

11. Long-term FHLB Advances

As of December 31, 2013 and 2012, long-term FHLB advances totaled $10,000,000 and $36,257,000, respectively. The Company has one fixed rate long-term advance outstanding as of December 31, 2013 in the amount of $10,000,000. It matures in 2017 with a rate of 3.22%.

12. Income Taxes

The Company files federal income tax returns on a calendar year basis. Income tax (benefit) expense for the years indicated is summarized as follows:

(dollars in thousands)	2013	2012	2011
Current	$5,001	$4,281	$988
Deferred	(1,265)	324	1,647

Total income tax expense	$3,736	$4,605	$2,635

The components of the Company’s net deferred tax asset as of December 31 of the years indicated are as follows:

(dollars in thousands)	2013	2012
Deferred tax assets (liabilities):
FHLB stock dividends	$(7)	$10
Provision for loan losses	2,421	1,809
Accumulated depreciation	(1,166)	(1,204)
Intangible assets	311	203
Unrealized gain on securities available for sale	(105)	(1,668)
Discount on purchased loans	(372)	(435)
Borrowings	—	67
Premium on purchased deposits	9	34
Mortgage servicing rights	(181)	(208)
Deferred compensation	763	284
Stock-based compensation	790	623
Other	1,060	1,116

Deferred tax asset	$3,523	$631

For the years ended December 31, 2013, 2012 and 2011, the provision for federal income taxes differed from the amount computed by applying the federal income tax statutory rate of 35% for the year 2013 and 34% for previous years on income from operations as indicated in the following analysis:

(dollars in thousands)	2013	2012	2011
Federal tax based on statutory rate	$3,857	$4,686	$2,637
State tax based on statutory rate	10	13	16
(Decrease) increase resulting from:
Effect of tax-exempt income	(294)	(160)	(76)
Other	163	66	58

Income tax expense	$3,736	$4,605	$2,635

Effective tax rate	33.9%	33.4%	34.0%

Retained earnings as of December 31, 2013, 2012 and 2011, included $5,837,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than bad debt losses would create income for tax purposes only, which would be subject to the then-current federal statutory income tax rate. The unrecorded deferred income tax liability on the above amount was $1,985,000 as of December 31, 2013, 2012 and 2011. Current accounting standards do not require the accrual of this deferred tax amount to be recorded unless it is probable that the reserve (for tax purposes) will be significantly depleted by loan losses deductible for tax purposes in the future. Based on current estimates of losses within the Company’s loan portfolio, accrual of the deferred tax liability associated with this reserve was not required as of December 31, 2013, 2012 and 2011.

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

	Contract Amount
(dollars in thousands)	2013	2012
Standby letters of credit	$1,253	$2,907
Available portion of lines of credit	60,755	59,124
Undisbursed portion of loans in process	72,333	47,678
Commitments to originate loans	48,854	77,857

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to average assets and risk-weighted assets (as defined). Management believes, as of December 31, 2013, that the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2013, the most recent notification from the OCC categorized the Bank as “well capitalized” under the OCC regulatory classification framework. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and tangible capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the following table.

(dollars in thousands)	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2013
Tier 1 risk-based capital:	$139,182	20.84%	$26,712	4.0%	$40,068	6.0%
Total risk-based capital:	146,100	21.88%	53,424	8.0%	66,780	10.0%
Tier 1 leverage capital:	139,182	14.17%	14,730	4.0%	49,100	5.0%

December 31, 2012
Tier 1 risk-based capital:	$130,002	20.97%	$24,796	4.0%	$37,195	6.0%
Total risk-based capital:	135,322	21.83%	49,593	8.0%	61,991	10.0%
Tier 1 leverage capital:	130,002	13.67%	38,050	4.0%	47,562	5.0%

15. Benefit Plans

401(k) Match and Profit Sharing Plan

The Company’s 401(k) defined contribution plan allows its participants to contribute up to 75% of their pretax earnings on a tax-deferred basis up to the statutory limit, and the Company contributes a matching contribution on behalf of plan participants limited to 4% of the employees’ salaries. For the years ended December 31, 2013, 2012 and 2011, the Company made contributions of $335,000, $386,000 and $358,000, respectively, in connection with the plans, which is included in compensation and benefits expense in the accompanying statements of income.

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

Compensation cost related to the ESOP was $653,000, $612,000 and $520,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The fair value of the unearned ESOP shares, using the closing quoted market price per share as of year-end, was approximately $9,928,000 and $10,264,000 as of December 31, 2013 and 2012, respectively. A summary of the ESOP share allocation as of December 31, 2013 follows.

Shares allocated, beginning of year	143,578
Shares allocated during the year	35,710
Shares distributed during the year	(7,341)

Allocated shares held by ESOP trust as of year end	171,947
Unallocated shares	526,683

Total ESOP shares	698,630

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

The Bank’s nonqualified salary continuation agreement with its Chief Credit Officer provides that the executive will be entitled to a stated annual benefit for a period of ten years upon retirement from the Bank after attaining age 65, distributed monthly. In the event of early retirement, the Bank shall pay the executive his vested benefits in 120 equal monthly installments upon attaining age 65. Upon death during active service, the Bank shall distribute the fully vested normal retirement benefit to the executive’s beneficiary in 120 monthly installments. In the event of a separation from service within 24 months following a change in control but prior to normal retirement age, the Bank shall distribute to the executive the vested portion of the annual benefit in a lump sum on the first day of the month following the separation from service. Benefits are subject to a six-month delay to the extent required by applicable law. The Company had an outstanding liability totaling $958,000 and $835,000 as of December 31, 2013 and 2012, respectively, in connection with the agreements.

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

Stock Option Plan

The Company issues stock options under the SOP to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years. The stock options granted were issued with vesting periods of five years. The maximum number of shares issuable under the SOP is 892,687, subject to adjustment. As of December 31, 2013, options to acquire 850,020 shares were outstanding under the SOP.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. This model requires management to make certain assumptions, including the expected life of the option, the risk-free rate of interest, the expected volatility and the expected dividend yield. The following assumptions were made in estimating 2013 fair values:

Expected dividends	1.5%
Expected volatility	32.42%
Risk-free interest rate	1.7%
Expected term (in years)	6.5

As of December 31, 2013, there was $497,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a period of 2.2 years.

For the years ended December 31, 2013, 2012 and 2011, the Company recognized $681,000, $663,000 and $626,000, respectively, in compensation cost related to stock options, which is included in compensation and benefits expense in the accompanying consolidated statements of income.

The following table represents stock option activity for the year ended December 31, 2013.

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2013	850,520	$11.84	$3.89
Granted	17,500	17.67	5.18
Exercised	(7,900)	11.53	3.79
Forfeited	(10,100)	15.25	5.23

Outstanding as of December 31, 2013	850,020	$11.92	$3.90	5.7	$5,889,000

Exercisable as of December 31, 2013	631,484	$11.58	$3.79	5.4	$4,593,000

Recognition and Retention Plan

The Company issues restricted stock under the RRP to directors, officers and other key employees. A total of 357,075 shares of the Company’s outstanding common stock, or 4% of total shares outstanding at the time the RRP was implemented, were approved for restricted stock awards under the RRP. During 2009, the Company purchased in the open market all shares required to fund the RRP at an average cost of $11.81 per share. As of December 31, 2013, the cost of such shares held by the RRP totaled $1,018,000, which is included in the Company’s unallocated common stock held by the RRP in the consolidated statements of financial condition.

The RRP allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock provide instructions to the trustees of the RRP as to how their restricted stock shall be voted. The unearned compensation related to these awards is amortized to compensation expense over the five-year vesting period. The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock as of the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of December 31, 2013, unearned share-based compensation associated with these awards totaled $493,000.

For the years ended December 31, 2013, 2012 and 2011, the Company recognized $793,000, $802,000 and $771,000, respectively, in compensation cost related to restricted stock grants, which is included in compensation and benefits expense in the accompanying consolidated statements of income.

The following table represents unvested restricted stock activity in the RRP for the year ended December 31, 2013.

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance, beginning of year	144,840	$11.83
Granted	8,000	17.54
Forfeited	(3,900)	15.50
Released	(68,920)	11.63

Balance, end of period	80,020	$12.39

17. Earnings Per Share

Earnings per common share was computed based on the following:

	Years Ended December 31,
(in thousands, except per share data)	2013	2012	2011
Numerator:
Income applicable to common shares	$7,294	$9,190	$5,120

Denominator:
Weighted average common shares outstanding	6,591	6,912	7,106
Effect of dilutive securities:
Restricted stock	317	271	125

Weighted average common shares outstanding - assuming dilution	6,908	7,183	7,231

Earnings per common share	$1.11	$1.33	$0.72

Earnings per common share - assuming dilution	$1.06	$1.28	$0.71

Options on 850,020, 850,520 and 833,180 shares of common stock were not included in computing diluted earnings per share for the years ended December 31, 2013, 2012 and 2011, respectively, because the effect of these shares were anti-dilutive.

18. Related Party Transactions

Certain directors and officers of the Company are customers of the Company. Loan transactions with directors, officers and employees are made on the same terms as those prevailing at the time for comparable loans to other persons. Loans outstanding to directors, executive officers and their affiliates totaled $7,277,000 and $7,858,000 as of December 31, 2013 and 2012, respectively. A summary of related party loan activity during 2013 follows.

(dollars in thousands)
Balance, beginning of year	$7,858
New loans	1,700
Repayments, net	(2,281)

Balance, end of year	$7,277

None of the related party loans were identified as impaired or exceeded 5% of shareholders’ equity for the years ended 2013 or 2012.

Related party deposits totaled $12,155,000 and $11,552,000 as of December 31, 2013 and 2012, respectively.

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of December 31, 2013, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets and liabilities measured on a recurring basis as of December 31, 2013 and 2012 aggregated by the level in the fair value hierarchy in which these measurements fall.

(dollars in thousands)	December 31, 2013	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$96,785	$—	$96,785	$—
Non-U.S. agency mortgage-backed	9,749	—	9,749	—
Municipal bonds	19,799	—	19,799	—
U.S. government agency	23,299	—	23,299	—

Total	$149,632	$—	$149,632	$—

(dollars in thousands)	December 31, 2012	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$102,513	$—	$102,513	$—
Non-U.S. agency mortgage-backed	12,668	—	12,668	—
Municipal bonds	17,585	—	17,585	—
U.S. government agency	24,490	—	24,490	—

Total	$157,256	$—	$157,256	$—

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

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2013	Level 1	Level 2	Level 3

Assets
Acquired loans with deteriorated credit quality	$26,220	$—	$—	$26,220
Acquired loans without deteriorated credit quality	85,732	—	—	85,732
Impaired loans excluding acquired loans	2,099	—	—	2,099
Repossessed assets	4,566	—	—	4,566
FDIC loss sharing receivable	12,698	—	—	12,698

Total	$131,315	$—	$—	$131,315

Liabilities
Deposits acquired through business combinations	$39,010	$—	$—	$39,010
FHLB advances acquired through business combinations	—	—	—	—

Total	$39,010	$—	$—	$39,010

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2012	Level 1	Level 2	Level 3

Assets
Acquired loans with deteriorated credit quality	$50,854	$—	$—	$50,854
Acquired loans without deteriorated credit quality	117,536	—	—	117,536
Impaired loans excluding acquired loans	5,353	—	—	5,353
Repossessed assets	6,454	—	—	6,454
FDIC loss sharing receivable	15,546	—	—	15,546

Total	$195,743	$—	$—	$195,743

Liabilities
Deposits acquired through business combinations	$81,948	$—	$—	$81,948
FHLB advances acquired through business combinations	18,257	—	—	18,257

Total	$100,205	$—	$—	$100,205

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

The carrying amount of the FHLB advances is estimated using the rates currently offered for advances of similar maturities.

The fair value of off-balance sheet financial instruments as of December 31, 2013 and 2012 was immaterial.

		Fair Value Measurements at December 31, 2013
	Carrying Amount	Total	Level 1	Level 2	Level 3
(dollars in thousands)

Financial Assets
Cash and cash equivalents	$32,639	$32,639	$32,639	$—	$—
Interest-bearing deposits in banks	2,940	2,940	2,940	—	—
Investment securities available for sale	149,632	149,632	—	149,632	—
Investment securities held to maturity	9,405	9,275	—	9,275	—
Mortgage loans held for sale	1,951	1,951	—	1,951	—
Loans, net	700,538	708,863	—	—	708,863
Cash surrender value of BOLI	17,751	17,751	17,751	—	—
FDIC loss sharing receivable	12,698	12,698	—	—	12,698

Financial Liabilities
Deposits	$741,312	$702,168	$—	$663,158	$39,010
Short-term FHLB advances	87,000	87,000	87,000	—	—
Long-term FHLB advances	10,000	10,613	—	10,613	—

		Fair Value Measurements at December 31, 2012
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3

Financial Assets
Cash and cash equivalents	$39,539	$39,539	$39,529	$—	$—
Interest-bearing deposits in banks	3,529	3,529	3,529	—	—
Investment securities available for sale	157,256	157,256	—	157,256	—
Investment securities held to maturity	1,665	1,746	—	1,746	—
Mortgage loans held for sale	5,627	5,627	—	5,627	—
Loans, net	667,809	676,622	—	—	676,622
Cash surrender value of BOLI	17,286	17,286	17,286	—	—
FDIC loss sharing receivable	15,546	15,546	—	—	15,546

Financial Liabilities
Deposits	$771,429	$774,325	$—	$692,377	$81,948
Short-term FHLB advances	10,000	10,000	10,000	—	—
Long-term FHLB advances	36,257	37,619	—	19,362	18,257

20. Condensed Parent Company Only Financial Statements

Condensed financial statements of Home Bancorp, Inc. (parent company only) are shown below. The parent company has no significant operating activities.

Condensed Balance Sheets

December 31, 2013 and 2012

(dollars in thousands)	2013	2012
Assets
Cash in bank	$313	$2,088
Investment securities	—	4,182
Investment in subsidiary	141,286	135,298
Other assets	650	629

Total assets	$142,249	$142,197

Liabilities	$340	$623
Shareholders’ equity	141,909	141,574

Total liabilities and shareholders’ equity	$142,249	$142,197

Condensed Statements of Operations

For the Years Ended December 31, 2013, 2012 and 2011

(dollars in thousands)	2013	2012	2011
Operating income
Interest income	$44	$160	$397
Gain on sale of investment	241	163	—
Dividend from subsidiary	—	—	18,000

Total operating income	285	323	18,397

Operating expenses
Other expenses	155	163	203

Total operating expenses	155	163	203

Income before income tax expense and equity in undistributed earnings of subsidiary	130	160	18,194
Income tax expense	52	63	76

Income before equity in undistributed earnings of subsidiary	78	97	18,118
Increase (decrease) in equity in undistributed earnings of subsidiary	7,216	9,093	(12,998)

Net income	$7,294	$9,190	$5,120

Condensed Statements of Cash Flows

For the Years Ended December 31, 2013, 2012 and 2011

(dollars in thousands)	2013	2012	2011
Cash Flows from Operating Activities
Net income	$7,294	$9,190	$5,120
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/discount on investments	(3)	(6)	(20)
Gain on sale of investment securities	(241)	(163)	—
Non-cash compensation	652	612	520
(Increase) decrease in accrued interest and other assets	(21)	(558)	669
Decrease in equity in net income of subsidiary	(7,216)	(9,093)	(5,002)
Dividend from subsidiary	—	—	18,000
(Decrease) increase in accrued expenses and other liabilities	(189)	788	(456)

Net Cash Provided by Operating Activities	276	770	18,831

Cash Flows from Investing Activities
Proceeds from prepayment on available for sale securities	312	2,437	6,332
Proceeds from sale of available for sale securities	3,837	2,527	—
Net cash paid in acquisitions	—	—	(26,417)

Net Cash Provided by (Used in) Investing Activities	4,149	4,964	(20,085)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	91	207	75
Purchase of treasury stock	(6,291)	(5,828)	(5,467)

Net Cash Used in Financing Activities	(6,200)	(5,621)	(5,392)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,775)	113	(6,646)
Cash and Cash Equivalents as of Beginning of Period	2,088	1,975	8,621

Cash and Cash Equivalents as of End of Period	$313	$2,088	$1,975

21. Consolidated Quarterly Results of Operations (unaudited)

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year Ended December 31, 2013
Total interest income	$10,875	$10,852	$11,226	$10,767
Total interest expense	1,025	922	823	733

Net interest income	9,850	9,930	10,403	10,034
Provision for loan losses	520	2,248	453	431

Net interest income after provision for loan losses	9,330	7,682	9,950	9,603
Noninterest income	1,816	2,276	1,780	1,797
Noninterest expense	8,333	8,094	8,003	8,774

Income before income taxes	2,813	1,864	3,727	2,626
Income tax expense	952	621	1,244	919

Net income	$1,861	$1,243	$2,483	$1,707

Earnings per share – basic	$0.28	$0.19	$0.38	$0.26

Earnings per share – diluted	$0.26	$0.18	$0.37	$0.25

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year Ended December 31, 2012
Total interest income	$11,265	$11,230	$12,120	$11,507
Total interest expense	1,313	1,262	1,204	1,135

Net interest income	9,952	9,968	10,916	10,372
Provision for loan losses	712	1,160	56	483

Net interest income after provision for loan losses	9,240	8,808	10,860	9,889
Noninterest income	1,763	1,970	2,160	1,868
Noninterest expense	7,872	8,113	8,462	8,316

Income before income taxes	3,131	2,665	4,558	3,441
Income tax expense	1,071	912	1,506	1,116

Net income	$2,060	$1,753	$3,052	$2,325

Earnings per share – basic	$0.30	$0.25	$0.44	$0.34

Earnings per share – diluted	$0.29	$0.24	$0.42	$0.33

22. Subsequent Events

On February 14, 2014, Home Bancorp, Inc. (the “Company”) completed its acquisition of Britton & Koontz Capital Corporation (“Britton & Koontz”) in accordance with the terms of the Agreement and Plan of Merger, dated as of November 4, 2013, by and between the Company and Britton & Koontz (the “Merger Agreement”). Immediately after closing and in accordance with the terms of the Merger Agreement, Britton & Koontz Bank, N.A. (“Britton & Koontz Bank”), which had been the wholly owned subsidiary of Britton & Koontz, was merged with and into Home Bank, the Company’s wholly owned subsidiary, with Home Bank as the surviving institution.

As a result of the transaction, Home Bank expanded its market area with three banking offices located in Natchez, Mississippi and two banking offices located in Vicksburg, Mississippi. The combined company has total assets of approximately $1.2 billion, $870 million in loans and $960 million in deposits.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2013. Our independent registered public accountants have issued an audit report on the company’s internal control over financial reporting. This report appears on page 44.

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

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC for the 2014 Annual Meeting of Shareholders to be held in May 2014 (the “Proxy Statement”).

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

Equity Compensation Plan Information. The following table provides information as of December 31, 2013 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2009 Stock Option Plan and 2009 Recognition and Retention Plan, both of which were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	930,040	(1)	$11.92	(1)	17,222
Equity compensation plans not approved by security holders	—		—		—

Total	930,040		$11.92		17,222

(1)	Includes 80,020 shares subject to restricted stock grants which were not vested as of December 31, 2013. The weighted-average exercise price excludes such restricted stock grants.

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

(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location

2.1	Purchase and Assumption Agreement, Whole Banks, All Deposits, Among the Federal Deposit Insurance Corporation, Receiver of Statewide Bank, Covington, Louisiana, the Federal Deposit Insurance Corporation and Home Bank, dated as of March 12, 2010	(1)

3.1	Articles of Incorporation of Home Bancorp, Inc.	(2)

3.2	Amended and Restated Bylaws of Home Bancorp, Inc.	(3)

4.0	Form of Stock Certificate of Home Bancorp, Inc.	(2)

10.1	Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(2)

10.2	Salary Continuation Agreement by and between Home Bank and Darren E. Guidry*	(2)

10.3	Amendment No. 1 to the Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(4)

10.4	Amendment No. 1 to the Salary Continuation Agreement by and between Home Bank and Darren E. Guidry*	(4)

10.5	2005 Directors’ Deferral Plan*	(4)

No.	Description	Location

10.6	Amended and Restated Employment Agreement by and between Home Bank and John W. Bordelon*	(5)

10.7	Amended and Restated Employment Agreement by and between Home Bancorp, Inc. and John W. Bordelon*	(5)

10.8	Amended and Restated Employment Agreement by and between Home Bank and Darren E. Guidry*	(5)

10.9	Amended and Restated Employment Agreement by and between Home Bank and Scott T. Sutton*	(5)

10.10	Amended and Restated Employment Agreement by and between Home Bank and Joseph B. Zanco*	(5)

10.11	Home Bancorp, Inc. 2009 Stock Option Plan*	(6)

10.12	Home Bancorp, Inc. 2009 Recognition and Retention Plan and Trust Agreement*	(7)

10.13	Employment Agreement by and between Home Bank and Scott A. Ridley*	(8)

23.1	Consent of Porter Keadle Moore, LLC	Filed herewith

31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

*	Denotes a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from the like-numbered exhibit included in the Company’s Current Report on Form 8-K, dated as of March 12, 2010, filed March 18, 2010 (SEC File No. 001-34190).
(2)	Incorporated by reference from the like-numbered exhibit included in Home Bancorp’s registration statement on Form S-1, filed June 6, 2008 (SEC File No. 333-151492).
(3)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of March 23, 2009 and filed March 27, 2009 (SEC File No. 001-34190).
(4)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of December 22, 2008 and filed December 29, 2008 (SEC File No. 001-34190).
(5)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of March 28, 2011 and filed March 30, 2011 (SEC File No. 001-34190).
(6)	Incorporated by reference from Appendix A to Home Bancorp’s definitive proxy statement filed April 1, 2009 (SEC File No. 001-34190) and included in Form S-8, filed June 23, 2009 (SEC File No. 333-160155).
(7)	Incorporated by reference from Appendix B to Home Bancorp’s definitive proxy statement filed April 1, 2009 (SEC File No. 001-34190).
(8)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of January 27, 2014 and filed January 31, 2014 (SEC File No. 001-34190).

(b) Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c) Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP, INC.

March 14, 2014	By:	/s/ John W. Bordelon
John W. Bordelon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ John W. Bordelon John W. Bordelon	President, Chief Executive Officer and Director	March 14, 2014

/s/ Michael P. Maraist Michael P. Maraist	Chairman of the Board	March 14, 2014

/s/ Paul J. Blanchet, III Paul J. Blanchet, III	Director	March 14, 2014

/s/ Richard J. Bourgeois Richard J. Bourgeois	Director	March 14, 2014

/s/ John A. Hendry John A. Hendry	Director	March 14, 2014

/s/ Marc W. Judice Marc W. Judice	Director	March 14, 2014

/s/ Joseph B. Zanco Joseph B. Zanco	Executive Vice President and Chief Financial Officer	March 14, 2014

/s/ Mary H. Hopkins Mary H. Hopkins	Home Bank First Vice President and Director of Financial Reporting	March 14, 2014