Form 10-Q
period 2014-03-31
HOME BANCORP, INC.
filed 2014-05-09
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2014

or

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

At May 1, 2014, the registrant had 7,099,414 shares of common stock, $0.01 par value, outstanding.

HOME BANCORP, INC. and SUBSIDIARY

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) March 31, 2014	(Audited) December 31, 2013
Assets
Cash and cash equivalents	$57,221,018	$32,638,900
Interest-bearing deposits in banks	6,763,000	2,940,000
Investment securities available for sale, at fair value	182,344,248	149,632,153
Investment securities held to maturity (fair values of $10,731,843 and $9,275,158, respectively)	10,715,225	9,404,790
Mortgage loans held for sale	5,465,256	1,951,345
Loans covered by loss sharing agreements	18,579,128	21,673,808
Noncovered loans, net of unearned income	861,503,175	685,782,309

Total loans, net of unearned income	880,082,303	707,456,117
Allowance for loan losses	(7,104,476)	(6,918,009)

Total loans, net of unearned income and allowance for loan losses	872,977,827	700,538,108

Office properties and equipment, net	36,791,667	30,702,635
Cash surrender value of bank-owned life insurance	18,815,588	17,750,604
FDIC loss sharing receivable	10,069,092	12,698,077
Accrued interest receivable and other assets	38,009,342	25,984,346

Total Assets	$1,239,172,263	$984,240,958

Liabilities
Deposits:
Noninterest-bearing	$253,865,686	$174,475,044
Interest-bearing	733,519,157	566,837,372

Total deposits	987,384,843	741,312,416
Short-term Federal Home Loan Bank (FHLB) advances	71,302,244	87,000,000
Long-term Federal Home Loan Bank (FHLB) advances	10,000,000	10,000,000
Securities sold under repurchase agreements	20,878,331	—
Accrued interest payable and other liabilities	5,231,598	4,019,013

Total Liabilities	1,094,797,016	842,331,429

Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,958,695 and 8,958,395 shares issued; 7,099,414 and 7,099,314 shares outstanding, respectively	89,588	89,585
Additional paid-in capital	92,655,484	92,192,410
Treasury stock at cost - 1,859,281 and 1,859,081 shares, respectively	(28,015,546)	(28,011,398)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(5,177,560)	(5,266,830)
Recognition and Retention Plan (RRP)	(1,018,497)	(1,018,497)
Retained earnings	85,162,600	83,729,144
Accumulated other comprehensive income	679,178	195,115

Total Shareholders’ Equity	144,375,247	141,909,529

Total Liabilities and Shareholders’ Equity	$1,239,172,263	$984,240,958

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Interest Income
Loans, including fees	$11,484,445	$10,072,750
Investment securities	1,050,846	771,050
Other investments and deposits	31,158	31,306

Total interest income	12,566,449	10,875,106

Interest Expense
Deposits	622,565	881,014
Securities sold under repurchase agreement	16,675	—
Short-term FHLB advances	35,661	3,634
Long-term FHLB advances	80,550	140,045

Total interest expense	755,451	1,024,693

Net interest income	11,810,998	9,850,413
Provision for loan losses	145,016	520,392

Net interest income after provision for loan losses	11,665,982	9,330,021

Noninterest Income
Service fees and charges	796,093	582,542
Bank card fees	455,984	414,392
Gain on sale of loans, net	161,862	548,419
Income from bank-owned life insurance	110,641	119,551
Gain on sale of securities, net	1,826	—
Accretion of FDIC loss sharing receivable	85,167	112,199
Other income	44,406	39,371

Total noninterest income	1,655,979	1,816,474

Noninterest Expense
Compensation and benefits	6,794,808	5,096,218
Occupancy	1,014,330	831,253
Marketing and advertising	207,241	239,195
Data processing and communication	1,371,823	641,515
Professional services	487,110	212,746
Forms, printing and supplies	161,920	106,773
Franchise and shares tax	184,385	273,620
Regulatory fees	228,377	223,249
Foreclosed assets, net	361,885	177,943
Other expenses	445,166	530,000

Total noninterest expense	11,257,045	8,332,512

Income before income tax expense	2,064,916	2,813,983
Income tax expense	631,460	952,049

Net Income	$1,433,456	$1,861,934

Earnings per share:
Basic	$0.22	$0.28
Diluted	$0.21	$0.26

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

Net Income	$1,433,456	$1,861,934

Other Comprehensive (Loss) Income
Unrealized gains (losses) on investment securities	$746,538	$(256,735)
Reclassification adjustment for gains included in net income	(1,826)	—
Tax effect(1)	(260,649)	40,798

Other comprehensive income (loss), net of taxes	$484,063	$(215,937)

Comprehensive Income	$1,917,519	$1,645,997

(1)	The tax effect on the change in unrealized (losses) gains on investment securities was $261,288 and $40,798 for the periods ending March 31, 2014 and 2013, respectively. The reclassification adjustment for gains included in the net income had a tax effect of $639 for the period ending March 31, 2014.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2012(1)	$89,506	$90,986,820	$(21,719,954)	$(5,623,910)	$(1,831,759)	$76,435,222	$3,237,935	$141,573,860
Comprehensive income:
Net income						1,861,934		1,861,934
Other comprehensive income							(215,937)	(215,937)
Treasury stock acquired at cost, 36,160 shares			(670,832)					(670,832)
Exercise of stock options	28	32,682						32,710
RRP shares released for allocation		(7,141)			8,260			1,119
ESOP shares released for allocation		77,884		89,270				167,154
Share-based compensation cost		367,948						367,948

Balance, March 31, 2013	$89,534	$91,458,193	$(22,390,786)	$(5,534,640)	$(1,823,499)	$78,297,156	$3,021,998	$143,117,956

Balance, December 31, 2013(1)	$89,585	$92,192,410	$(28,011,398)	$(5,266,830)	$(1,018,497)	$83,729,144	$195,115	$141,909,529
Comprehensive income:
Net income						1,433,456		1,433,456
Other comprehensive loss							484,063	484,063
Treasury stock acquired at cost, 200 shares			(4,148)					(4,148)
Exercise of stock options	3	3,432						3,435
RRP shares released for allocation		—						—
ESOP shares released for allocation		94,146		89,270				183,416
Share-based compensation cost		365,496						365,496

Balance, March 31, 2014	$89,588	$92,655,484	$(28,015,546)	$(5,177,560)	$(1,018,497)	$85,162,600	$679,178	$144,375,247

(1)	Balances as of December 31, 2012 and December 31, 2013 are audited.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities, net of effects of acquisition:
Net income	$1,433,456	$1,861,934
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	145,016	520,392
Depreciation	404,657	360,405
Amortization of purchase accounting valuations and intangibles	1,768,439	(41,196)
Net amortization of mortgage servicing asset	59,574	46,756
Federal Home Loan Bank stock dividends	(3,000)	(2,100)
Net amortization of premium on investments	270,253	273,788
Gain on sale of investment securities, net	(1,826)	—
Gain on loans sold, net	(161,862)	(548,419)
Proceeds, including principal payments, from loans held for sale	15,008,478	25,307,705
Originations of loans held for sale	(16,714,484)	(23,582,364)
Non-cash compensation	548,912	535,102
Deferred income tax provision	399,068	222,481
Increase (decrease) in interest receivable and other assets	2,407,200	(43,231)
Increase in cash surrender value of bank-owned life insurance	(110,641)	(119,551)
Decrease in accrued interest payable and other liabilities	(4,927,511)	(484,021)

Net cash provided by operating activities	525,729	4,307,681

Cash flows from investing activities, net of effects of acquisition:
Purchases of securities available for sale	(7,805,876)	(8,107,951)
Purchases of securities held to maturity	(1,559,433)	—
Proceeds from maturities, prepayments and calls on securities available for sale	6,696,912	6,569,144
Proceeds from maturities, prepayments and calls on securities held to maturity	202,594	201,480
Proceeds from sales on securities available for sale	66,904,999	—
Net increase in loans	(14,107,938)	(6,934,195)
Reimbursement from FDIC for covered assets	226,038	—
Proceeds from sale of repossessed assets	1,208,064	642,151
Purchases of office properties and equipment	(852,569)	(123,571)
Net cash disbursed in business combination	(22,995,365)	—
Purchases of Federal Home Loan Bank stock	(2,129,600)	(996,900)
Proceeds from redemption of Federal Home Loan Bank stock	—	727,100

Net cash used in investing activities	25,787,826	(8,022,742)

Cash flows from financing activities, net of effects of acquisition:
Increase in deposits	29,507,951	9,939,001
(Decrease) increase in Federal Home Loan Bank advances	(24,924,000)	3,146,395
Decrease in securities sold under repurchase agreements	(6,314,675)	—
Purchase of treasury stock	(4,148)	(670,832)
Proceeds from exercise of stock options	3,435	32,710

Net cash provided by financing activities	(1,731,437)	12,447,274

Net change in cash and cash equivalents	24,582,118	8,732,213
Cash and cash equivalents at beginning of year	32,638,900	39,539,366

Cash and cash equivalents at end of period	$57,221,018	$48,271,579

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Home Bancorp, Inc. (the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, other comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2013.

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

Certain amounts reported in prior periods have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported shareholders’ equity or net income.

2. Accounting Developments

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), which clarifies the presentation requirements of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and should be applied prospectively. The adoption of this ASU is not expected to have a material effect on our Consolidated Financial Statements.

In January 2014, the FASB issued ASU No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects.” ASU No. 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense. This new guidance also requires new disclosures for all investors in these projects. ASU No. 2014-01 is effective for interim and annual reporting periods beginning after December 15, 2014. Upon adoption, the guidance must be applied retrospectively to all periods presented. However, entities that use the effective yield method to account for investments in these projects before adoption may continue to do so for these pre-existing investments. The adoption of ASU No. 2014-01 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In January 2014, the FASB issued ASU No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

3. Acquisition Activity

On February 14, 2014, the Company completed the acquisition of Britton & Koontz Capital Corporation (“Britton & Koontz”), the former holding company of Britton & Koontz Bank, N.A. (“Britton & Koontz Bank”) of Natchez, Mississippi. Shareholders of Britton & Koontz received $16.14 per share in cash, yielding an aggregate purchase price of $34,515,000.

The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. In accordance with ASC 805, the Company recorded goodwill totaling $62,000 from the acquisition as a result of consideration transferred over net assets acquired. Both the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values. Identifiable intangible assets, including core deposit intangible assets, were recorded at fair value.

The fair value estimates of the Britton & Koontz assets and liabilities recorded are preliminary and subject to refinement as additional information becomes available. Under current accounting principles, the Company’s estimates of fair values may be adjusted for a period of up to one year from the acquisition date.

The assets acquired and liabilities assumed, as well as the adjustments to record the assets and liabilities at fair value, are presented in the following table as of February 14, 2014.

(dollars in thousands)	As Acquired	Fair Value Adjustments		As recorded by Home Bancorp

Assets
Cash and cash equivalents	$15,342	$—		$15,342
Investment securities	96,952	1,033	(a)	97,985
Loans	170,083	(7,107	)(b)	162,976
Repossessed assets	2,699	(871	)(c)	1,828
Office properties and equipment, net	6,566	(925	)(d)	5,641
Core deposit intangible	—	3,030	(e)	3,030
Other assets	9,212	2,722	(f)	11,934

Total assets acquired	$300,854	$(2,118)		$298,736

Liabilities
Interest-bearing deposits	$156,839	$186	(g)	$157,025
Noninterest-bearing deposits	59,575	—		59,575
FHLB advances	9,149	103	(h)	9,252
Securities sold under repurchase agreements	26,315	976	(i)	27,291
Other liabilities	11,125	15		11,140

Total liabilities assumed	$263,003	$1,280		$264,283

Excess of assets acquired over liabilities assumed				34,453
Cash consideration paid				(34,515)

Total goodwill recorded				$62

(a)	The adjustment represents the market value adjustments on Britton & Koontz’s investments based on their interest rate risk and credit risk.
(b)	The adjustment to reflect the fair value of loans includes:

•	Adjustment of $2.1 million to reflect the removal of Britton & Koontz’s allowance for loan losses in accordance with ASC 805.

(Footnotes continued on next page.)

(Footnotes continued from prior page.)

•	Adjustment of $5.1 million for loans within the scope of ASC 310-30. As a result of an analysis by management of all impaired loans, $20.1 million of loans were determined to be within the scope of, and were evaluated under, ASC 310-30. The contractually required payments receivable related to ASC 310-30 loans is approximately $34.0 million with expected cash flow to be collected of $17.3 million. The estimated fair value of such loans is $15.0 million, with a nonaccretable difference of $2.8 million and an accretable yield of $2.3 million.

•	Adjustment of $4.1 million for all remaining loans determined not to be within the scope of ASC 310-30. Loans which are not within the scope of ASC 310-30 totaled $151.5 million. In determining the fair value of the loans which are not within the scope of ASC 310-30, the acquired loan portfolio was evaluated based on risk characteristics and other credit and market criteria to determine a credit quality adjustment to the fair value of the loans acquired. The acquired loan balance was reduced by the aggregate amount of the credit quality adjustment in determining the fair value of the loans.

(c)	The adjustment represents the write down of the book value of Britton & Koontz’s repossessed assets to their estimated fair value, as adjusted for estimated costs to sell.
(d)	The adjustment represents the adjustment of Britton & Koontz’s office properties and equipment to their estimated fair value at the acquisition date.
(e)	The adjustment represents the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the estimated life of the deposit base of 15 years.
(f)	The adjustment is to record the deferred tax asset on the transaction and the estimated fair value on other assets.
(g)	The adjustment represents the fair value of certificates of deposit acquired based on current interest rates for similar instruments. The adjustment will be recognized using a level yield amortization method based on maturities of the deposit liabilities.
(h)	The adjustment is to record the fair value of FHLB advances acquired at various terms and maturities based on market rates at the acquisition date. The adjustment will be recognized using a level yield amortization method based on maturities of the borrowings.
(i)	The adjustment is to record the fair value of other borrowings acquired at various terms and maturities based on market rates at the acquisition date. The adjustment will be recognized using a level yield amortization method based on maturities of the borrowings.

The following pro forma information for the three months ended March 31, 2014 and 2013 reflects the Company’s estimated consolidated results of operations as if the acquisition of Britton & Koontz occurred at January 1, 2013, unadjusted for potential cost savings.

(dollars in thousands except per share information)	2014	2013
Net interest income	$13,271	$12,558
Noninterest income	1,905	2,596
Noninterest expense	11,156	11,336
Net income	2,690	2,182
Earnings per share - basic	$0.41	$0.32
Earnings per share - diluted	0.39	0.31

4. Investment Securities

Summary information regarding the Company’s investment securities classified as available for sale and held to maturity as of March 31, 2014 and December 31, 2013 is as follows.

(dollars in thousands)			Gross Unrealized Losses
March 31, 2014	Amortized Cost	Gross Unrealized Gains	Less Than 1 Year	Over 1 Year	Fair Value
Available for sale:
U.S. agency mortgage-backed	$122,972	$1,871	$379	$491	$123,973
Non-U.S. agency mortgage-backed	9,326	85	9	29	9,373
Municipal bonds	25,559	420	163	93	25,723
U.S. government agency	23,442	223	390	—	23,275

Total available for sale	$181,299	$2,599	$941	$613	$182,344

Held to maturity:
U.S. agency mortgage-backed	$49	$—	$—	$—	$49
Municipal bonds	10,666	109	92	—	10,683

Total held to maturity	$10,715	$109	$92	$—	$10,732

(dollars in thousands)			Gross Unrealized Losses
December 31, 2013	Amortized Cost	Gross Unrealized Gains	Less Than 1 Year	Over 1 Year	Fair Value
Available for sale:
U.S. agency mortgage-backed	$96,145	$1,765	$909	$216	$96,785
Non-U.S. agency mortgage-backed	9,765	58	31	43	9,749
Municipal bonds	19,879	318	279	119	19,799
U.S. government agency	23,543	236	480	—	23,299

Total available for sale	$149,332	$2,377	$1,699	$378	$149,632

Held to maturity:
U.S. agency mortgage-backed	$132	$1	$—	$—	$133
Municipal bonds	9,273	67	198	—	9,142

Total held to maturity	$9,405	$68	$198	$—	$9,275

The amortized cost and estimated fair value by maturity of the Company’s investment securities as of March 31, 2014 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$34	$206	$21,245	$102,488	$123,973
Non-U.S. agency mortgage-backed	—	—	—	9,373	9,373
Municipal bonds	794	8,270	11,464	5,195	25,723
U.S. government agency	2,504	10,081	5,796	4,894	23,275

Total available for sale	$3,332	$18,557	$38,505	$121,950	$182,344

Securities held to maturity:
U.S. agency mortgage-backed	$49	$—	$—	$—	$49
Municipal bonds	215	672	8,770	1,026	10,683

Total held to maturity	264	672	8,770	1,026	10,732

Total investment securities	$3,596	$19,229	$47,275	$122,976	$193,076

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$33	$192	$21,237	$101,510	$122,972
Non-U.S. agency mortgage-backed	—	—	—	9,326	9,326
Municipal bonds	788	8,074	11,588	5,109	25,559
U.S. government agency	2,500	10,204	5,991	4,747	23,442

Total available for sale	$3,321	$18,470	$38,816	$120,692	$181,299

Securities held to maturity:
U.S. agency mortgage-backed	$49	$—	$—	$—	$49
Municipal bonds	215	636	8,793	1,022	10,666

Total held to maturity	264	636	8,793	1,022	10,715

Total investment securities	$3,585	$19,106	$47,609	$121,714	$192,014

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

As of March 31, 2014 and December 31, 2013, the Company had $61,968,000 and $43,977,000, respectively, of securities pledged to secure public deposits.

As of March 31, 2014, 59 of the Company’s debt securities had unrealized losses totaling 2.5% of the individual securities’ amortized cost basis and 0.9% of the Company’s total amortized cost basis of the investment securities portfolio. 11 of the 59 securities had been in a continuous loss position for over 12 months at such date. The 11 securities had an aggregate amortized cost basis of $12.8 million and unrealized loss of $613,000 at March 31, 2014. Management has the intent and ability to hold these debt securities until maturity, or until anticipated recovery; hence, no declines in these 11 securities were deemed to be other-than-temporary.

5. Earnings Per Share

Earnings per common share were computed based on the following:

	Three Months Ended March 31,
(in thousands, except per share data)	2014	2013

Numerator:
Net income available to common shareholders	$1,433	$1,862

Denominator:
Weighted average common shares outstanding	6,491	6,749
Effect of dilutive securities:
Restricted stock	61	86
Stock options	339	265

Weighted average common shares outstanding - assuming dilution	6,891	7,100

Earnings per common share	$0.22	$0.28

Earnings per common share - assuming dilution	$0.21	$0.26

Options on 47,500 and 49,500 shares of common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2014 and March 31, 2013, respectively, because the effect of these shares was anti-dilutive.

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

Non-covered Acquired Loans

Non-covered acquired loans are those collectively associated with our acquisition of GS Financial Corp. (“GSFC”), the former holding company of Guaranty Savings Bank of Metairie, Louisiana, on July 15, 2011 and Britton & Koontz Capital Corporation (“Britton & Koontz”), the former holding company of Britton & Koontz Bank, N.A. (“Britton & Koontz Bank”) of Natchez, Mississippi on February 14, 2014. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The non-covered acquired loans were segregated between those considered to be performing (“acquired performing”) and those with evidence of credit deterioration (“acquired impaired”), and then further segregated into loan pools designed to facilitate the estimation of expected cash flows. The fair value estimate for each pool of acquired performing and acquired impaired loans was based on the estimate of expected cash flows, both principal and interest, from that pool, discounted at prevailing market interest rates.

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

The allowance for loan losses and recorded investment in loans as of the dates indicated are as follows.

	As of March 31, 2014
	Originated Loans		Acquired Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Non-covered Acquired Loans	Covered Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$937	$—	$184	$—	$1,121
Home equity loans and lines	373	—	58	—	431
Commercial real estate	2,643	—	—	—	2,643
Construction and land	1,121	—	—	—	1,121
Multi-family residential	84	—	—	—	84
Commercial and industrial	740	482	6	—	1,228
Consumer	476	—	—	—	476

Total allowance for loan losses	$6,374	$482	$248	$—	$7,104

	As of March 31, 2014
	Originated Loans		Acquired Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Non-covered Acquired Loans(1)	Covered Loans	Total
Loans:
One- to four-family first mortgage	$142,907	$324	$76,689	$3,275	$223,195
Home equity loans and lines	30,940	—	21,340	2,143	54,423
Commercial real estate	240,472	—	83,641	11,070	335,183
Construction and land	92,238	—	22,834	390	115,462
Multi-family residential	7,120	—	12,709	1,116	20,945
Commercial and industrial	65,607	1,730	19,387	387	87,111
Consumer	39,763	—	3,802	198	43,763

Total loans	$619,047	$2,054	$240,402	$18,579	$880,082

	As of December 31, 2013
	Originated Loans		Acquired Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Non-covered Acquired Loans(1)	Covered Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$904	$—	$184	$—	$1,088
Home equity loans and lines	366	—	58	—	424
Commercial real estate	2,528	—	—	—	2,528
Construction and land	977	—	—	—	977
Multi-family residential	90	—	—	—	90
Commercial and industrial	850	482	6	—	1,338
Consumer	473	—	—	—	473

Total allowance for loan losses	$6,188	$482	$248	$—	$6,918

	As of December 31, 2013
	Originated Loans		Acquired Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Non-covered Acquired Loans(1)	Covered Loans	Total
Loans:
One- to four-family first mortgage	$137,685	$386	$37,084	$4,351	$179,506
Home equity loans and lines	30,422	3	7,798	2,338	40,561
Commercial real estate	225,356	360	32,945	11,188	269,849
Construction and land	79,771	—	2,096	1,404	83,271
Multi-family residential	7,778	—	7,678	1,122	16,578
Commercial and industrial	72,003	1,831	2,428	1,271	77,533
Consumer	39,661	—	497	—	40,158

Total loans	$592,676	$2,580	$90,526	$21,674	$707,456

(1)	$19.3 million and $4.6 million in non-covered acquired loans were accounted for under ASC 310-30 at March 31, 2014 and December 31, 2013, respectively.

A summary of activity in the allowance for loan losses during the three months ended March 31, 2014 and March 31, 2013 is as follows.

	For the Three Months Ended March 31, 2014
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$904	$—	$—	$32	$936
Home equity loans and lines	366	—	2	5	373
Commercial real estate	2,528	—	—	115	2,643
Construction and land	977	(20)	—	164	1,121
Multi-family residential	90	—	—	(6)	84
Commercial and industrial	1,332	—	68	(177)	1,223
Consumer	473	(11)	2	12	476

Total allowance for loan losses	$6,670	$(31)	$72	$145	$6,856

Non-covered acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$184	$—	$—	$—	$184
Home equity loans and lines	58	—	—	—	58
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	6	—	—	—	6
Consumer	—	—	—	—	—

Total allowance for loan losses	$248	$—	$—	$—	$248

Covered loans:
Allowance for loan losses:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total allowance for loan losses	$—	$—	$—	$—	$—

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,088	$—	$—	$32	$1,121
Home equity loans and lines	424	—	2	5	431
Commercial real estate	2,528	—	—	115	2,643
Construction and land	977	(20)	—	164	1,121
Multi-family residential	90	—	—	(6)	84
Commercial and industrial	1,338	—	68	(177)	1,229
Consumer	473	(11)	2	12	476

Total allowance for loan losses	$6,918	$(31)	$72	$145	$7,104

	For the Three Months Ended March 31, 2013
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$798	$—	$—	$85	$883
Home equity loans and lines	322	—	2	(8)	316
Commercial real estate	2,040	—	—	(126)	1,914
Construction and land	785	—	—	15	800
Multi-family residential	86	—	—	(6)	80
Commercial and industrial	683	(170)	6	549	1,068
Consumer	400	—	16	(8)	408

Total allowance for loan losses	$5,114	$(170)	$24	$501	$5,469

Non-covered acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$184	$(19)	$—	$19	$184
Home equity loans and lines	21	—	—	—	21
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total allowance for loan losses	$205	$(19)	$—	$19	$205

Covered loans:
Allowance for loan losses:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total allowance for loan losses	$—	$—	$—	$—	$—

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$982	$(19)	$—	$104	$1,067
Home equity loans and lines	343	—	2	(8)	337
Commercial real estate	2,040	—	—	(126)	1,914
Construction and land	785	—	—	15	800
Multi-family residential	86	—	—	(6)	80
Commercial and industrial	683	(170)	6	549	1,068
Consumer	400	—	16	(8)	408

Total allowance for loan losses	$5,319	$(189)	$24	$520	$5,674

Credit quality indicators on the Company’s loan portfolio as of the dates indicated are as follows.

	March 31, 2014
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$141,101	$226	$1,904	$—	$143,231
Home equity loans and lines	30,471	150	319	—	30,940
Commercial real estate	234,960	1,477	4,035	—	240,472
Construction and land	90,825	140	1,273	—	92,238
Multi-family residential	6,247	873	—	—	7,120
Commercial and industrial	62,391	3,165	1,781	—	67,337
Consumer	39,492	46	225	—	39,763

Total loans	$605,487	$6,077	$9,537	$—	$621,101

Non-covered acquired loans:
One- to four-family first mortgage	$70,648	$137	$5,904	$—	$76,689
Home equity loans and lines	20,838	87	415	—	21,340
Commercial real estate	72,108	4	11,529	—	83,641
Construction and land	16,077	—	6,757	—	22,834
Multi-family residential	10,885	32	1,792	—	12,709
Commercial and industrial	15,415	—	3,972	—	19,387
Consumer	3,788	14	—	—	3,802

Total loans	$209,759	$274	$30,369	$—	$240,402

Covered:
One- to four-family first mortgage	$2,234	$55	$986	$—	$3,275
Home equity loans and lines	1,881	15	247	—	2,143
Commercial real estate	9,544	253	1,273	—	11,070
Construction and land	356	18	16	—	390
Multi-family residential	205	911	—	—	1,116
Commercial and industrial	256	—	131	—	387
Consumer	172	10	16	—	198

Total loans	$14,648	$1,262	$2,669	$—	$18,579

Total:
One- to four-family first mortgage	$213,983	$418	$8,794	$—	$223,195
Home equity loans and lines	53,190	252	981	—	54,423
Commercial real estate	316,612	1,734	16,837	—	335,183
Construction and land	107,258	158	8,046	—	115,462
Multi-family residential	17,337	1,816	1,792	—	20,945
Commercial and industrial	78,062	3,165	5,884	—	87,111
Consumer	43,452	70	241	—	43,763

Total loans	$829,894	$7,613	$42,575	$—	$880,082

	December 31, 2013
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$136,274	$265	$1,532	$—	$138,071
Home equity loans and lines	29,962	149	314	—	30,425
Commercial real estate	218,779	800	6,137	—	225,716
Construction and land	78,297	147	1,327	—	79,771
Multi-family residential	6,902	876	—	—	7,778
Commercial and industrial	65,271	4,682	3,881	—	73,834
Consumer	39,336	48	277	—	39,661

Total loans	$574,821	$6,967	$13,468	$—	$595,256

Non-covered acquired loans:
One- to four-family first mortgage	$31,467	$119	$5,498	$—	$37,084
Home equity loans and lines	7,226	198	374	—	7,798
Commercial real estate	30,192	—	2,753	—	32,945
Construction and land	1,044	—	1,052	—	2,096
Multi-family residential	5,397	33	2,248	—	7,678
Commercial and industrial	2,428	—	—	—	2,428
Consumer	497	—	—	—	497

Total loans	$78,251	$350	$11,925	$—	$90,526

Covered:
One- to four-family first mortgage	$3,108	$151	$1,092	$—	$4,351
Home equity loans and lines	2,084	21	233	—	2,338
Commercial real estate	9,702	249	1,237	—	11,188
Construction and land	1,247	64	93	—	1,404
Multi-family residential	206	916	—	—	1,122
Commercial and industrial	451	5	815	—	1,271
Consumer	—	—	—	—	—

Total loans	$16,798	$1,406	$3,470	$—	$21,674

Total:
One- to four-family first mortgage	$170,849	$535	$8,122	$—	$179,506
Home equity loans and lines	39,272	368	921	—	40,561
Commercial real estate	258,673	1,049	10,127	—	269,849
Construction and land	80,588	211	2,472	—	83,271
Multi-family residential	12,505	1,825	2,248	—	16,578
Commercial and industrial	68,150	4,687	4,696	—	77,533
Consumer	39,833	48	277	—	40,158

Total loans	$669,870	$8,723	$28,863	$—	$707,456

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

•	Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in the collateral values.

•	Substandard loans have an existing specific and well-defined weakness that may include poor liquidity and deterioration of financial performance. Such loans may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

In addition, residential loans are classified using an inter-agency regulatory methodology that incorporates the extent of delinquencies and loan-to-value ratios. These classifications were the most current available as of the dates indicated and were generally updated within the quarter.

Age analysis of past due loans as of the dates indicated is as follows.

	March 31, 2014
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$2,170	$—	$829	$2,999	$140,232	$143,231
Home equity loans and lines	279	22	74	375	30,565	30,940
Commercial real estate	2,441	52	557	3,050	237,422	240,472
Construction and land	439	91	64	594	91,644	92,238
Multi-family residential	—	—	—	—	7,120	7,120

Total real estate loans	5,329	165	1,524	7,018	506,983	514,001

Other loans:
Commercial and industrial	490	—	182	672	66,665	67,337
Consumer	398	99	225	722	39,041	39,763

Total other loans	888	99	407	1,394	105,706	107,100

Total loans	$6,217	$264	$1,931	$8,412	$612,689	$621,101

Non-covered acquired loans:
Real estate loans:
One- to four-family first mortgage	$2,575	$—	$3,001	$5,576	$71,113	$76,689
Home equity loans and lines	32	—	219	251	21,089	21,340
Commercial real estate	5,823	61	2,447	8,331	75,310	83,641
Construction and land	1,008	61	1,762	2,831	20,003	22,834
Multi-family residential	617	—	302	919	11,790	12,709

Total real estate loans	10,055	122	7,731	17,908	199,305	217,213

Other loans:
Commercial and industrial	484	785	258	1,527	17,860	19,387
Consumer	89	5	—	94	3,708	3,802

Total other loans	573	790	258	1,621	21,568	23,189

Total loans	$10,628	$912	$7,989	$19,529	$220,873	$240,402

Covered loans:
Real estate loans:
One- to four-family first mortgage	$497	$52	$862	$1,411	$1,864	$3,275
Home equity loans and lines	291	31	155	477	1,666	2,143
Commercial real estate	43	22	1,128	1,193	9,877	11,070
Construction and land	7	1	4	12	378	390
Multi-family residential	—	—	—	—	1,116	1,116

Total real estate loans	838	106	2,149	3,093	14,901	17,994

Other loans:
Commercial and industrial	—	4	110	114	273	387
Consumer	3	—	11	14	184	198

Total other loans	3	4	121	128	457	585

Total loans	$841	$110	$2,270	$3,221	$15,358	$18,579

Total loans:
Real estate loans:
One- to four-family first mortgage	$5,242	$52	$4,692	$9,986	$213,209	$223,195
Home equity loans and lines	602	53	448	1,103	53,320	54,423
Commercial real estate	8,307	135	4,132	12,574	322,609	335,183
Construction and land	1,454	153	1,830	3,437	112,025	115,462
Multi-family residential	617	—	302	919	20,026	20,945

Total real estate loans	16,222	393	11,404	28,019	721,189	749,208

Other loans:
Commercial and industrial	974	789	550	2,313	84,798	87,111
Consumer	490	105	236	830	42,933	43,763

Total other loans	1,464	893	786	3,143	127,731	130,874

Total loans	$17,686	$1,286	$12,190	$31,162	$848,920	$880,082

	December 31, 2013
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,726	$272	$290	$2,288	$135,783	$138,071
Home equity loans and lines	36	111	66	213	30,212	30,425
Commercial real estate	571	—	1,257	1,828	223,888	225,716
Construction and land	406	1	83	490	79,281	79,771
Multi-family residential	—	—	—	—	7,778	7,778

Total real estate loans	2,739	384	1,696	4,819	476,942	481,761

Other loans:
Commercial and industrial	2,026	3,243	182	5,451	68,383	73,834
Consumer	514	262	277	1,053	38,608	39,661

Total other loans	2,540	3,505	459	6,504	106,991	113,495

Total loans	$5,279	$3,889	$2,155	$11,323	$583,933	$595,256

Non-covered acquired loans:
Real estate loans:
One- to four-family first mortgage	$884	$658	$3,457	$4,999	$32,085	$37,084
Home equity loans and lines	50	—	174	224	7,574	7,798
Commercial real estate	239	241	2,753	3,233	29,712	32,945
Construction and land	8	—	1,052	1,060	1,036	2,096
Multi-family residential	879	—	987	1,866	5,812	7,678

Total real estate loans	2,060	899	8,423	11,382	76,219	87,601

Other loans:
Commercial and industrial	—	—	—	—	2,428	2,428
Consumer	—	—	—	—	497	497

Total other loans	—	—	—	—	2,925	2,925

Total loans	$2,060	$899	$8,423	$11,382	$79,144	$90,526

Covered loans:
Real estate loans:
One- to four-family first mortgage	$588	$319	$864	$1,771	$2,580	$4,351
Home equity loans and lines	161	51	146	358	1,980	2,338
Commercial real estate	459	—	701	1,160	10,028	11,188
Construction and land	11	27	10	48	1,356	1,404
Multi-family residential	—	—	—	—	1,122	1,122

Total real estate loans	1,219	397	1,721	3,337	17,066	20,403

Other loans:
Commercial and industrial	5	109	62	176	1,095	1,271
Consumer	—	—	—	—	—	—

Total other loans	5	109	62	176	1,095	1,271

Total loans	$1,224	$506	$1,783	$3,513	$18,161	$21,674

Total loans:
Real estate loans:
One- to four-family first mortgage	$3,198	$1,249	$4,611	$9,058	$170,448	$179,506
Home equity loans and lines	247	162	386	795	39,766	40,561
Commercial real estate	1,269	241	4,711	6,221	263,628	269,849
Construction and land	425	28	1,145	1,598	81,673	83,271
Multi-family residential	879	—	987	1,866	14,712	16,578

Total real estate loans	6,018	1,680	11,840	19,538	570,227	589,765

Other loans:
Commercial and industrial	2,031	3,352	244	5,627	71,906	77,533
Consumer	514	262	277	1,053	39,105	40,158

Total other loans	2,545	3,614	521	6,680	111,011	117,691

Total loans	$8,563	$5,294	$12,361	$26,218	$681,238	$707,456

Excluding non-covered acquired and covered loans (collectively referred to as “Acquired Loans”) with deteriorated credit quality, as of March 31, 2014 and December 31, 2013, the Company did not have any loans greater than 90 days past due and accruing.

The following is a summary of information pertaining to impaired loans excluding acquired loans, as of the dates indicated.

	As of Period Ended March 31, 2014
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$324	$324	$—	$340	$—
Home equity loans and lines	—	—	—	1	—
Commercial real estate	—	—	—	156	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	535	535	—	556	—
Consumer	—	—	—	—	—

Total	$859	$859	$—	$1,053	$—

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,195	1,195	482	1,220	—
Consumer	—	—	—	—	—

Total	$1,195	$1,195	$482	$1,220	$—

Total impaired loans:
One- to four-family first mortgage	$324	$324	$—	$340	$—
Home equity loans and lines	—	—	—	1	—
Commercial real estate	—	—	—	156	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,730	1,730	482	1,776	—
Consumer	—	—	—	—	—

Total	$2,054	$2,054	$482	$2,273	$—

	As of Period Ended December 31, 2013
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$386	$386	$—	$782	$12
Home equity loans and lines	3	3	—	26	—
Commercial real estate	360	360	—	1,336	—
Construction and land	—	—	—	80	—
Multi-family residential	—	—	—	325	—
Commercial and industrial	584	584	—	743	17
Consumer	—	—	—	—	—

Total	$1,333	$1,333	$—	$3,292	$29

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$126	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	102	—
Construction and land	—	—	—	5	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,247	1,247	482	987	38
Consumer	—	—	—	—	—

Total	$1,247	$1,247	$482	$1,220	$38

Total impaired loans:
One- to four-family first mortgage	$386	$386	$—	$908	$12
Home equity loans and lines	3	3	—	26	—
Commercial real estate	360	360	—	1,438	—
Construction and land	—	—	—	85	—
Multi-family residential	—	—	—	325	—
Commercial and industrial	1,831	1,831	482	1,730	55
Consumer	—	—	—	—	—

Total	$2,580	$2,580	$482	$4,512	$67

A summary of information pertaining to nonaccrual loans as of dates indicated is as follows.

	March 31, 2014				December 31, 2013
(dollars in thousands)	Originated	Non- covered Acquired(1)	Covered	Total	Originated	Non- covered Acquired(1)	Covered	Total
Nonaccrual loans:
One- to four-family first mortgage	$1,203	$4,466	$2,437	$8,106	$689	$4,744	$2,184	$7,617
Home equity loans and lines	74	427	184	685	66	487	170	723
Commercial real estate	1,236	3,633	1,902	6,771	1,939	3,957	1,221	7,117
Construction and land	64	1,974	190	2,228	84	1,307	440	1,831
Multi-family residential	—	1,576	—	1,576	—	2,248	—	2,248
Commercial and industrial	1,779	280	237	2,296	3,881	—	954	4,835
Consumer	225	—	134	359	277	—	111	388

Total	$4,581	$12,356	$5,084	$22,021	$6,936	$12,743	$5,080	$24,759

(1)	Nonaccrual non-covered acquired loans accounted for under ASC 310-30 totaled $5.9 million and $5.5 million as of March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

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

Information about the Company’s TDRs is presented in the following tables.

	As of March 31, 2014
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$294	$294
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	112	112
Construction and land	140	—	—	140
Multi-family residential	—	—	—	—

Total real estate loans	140	—	406	546

Other loans:
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—

Total other loans	—	—	—	—

Total loans	$140	$—	$406	$546

Non-covered acquired loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$584	$584
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	1,025	1,025
Construction and land	—	—	—	—
Multi-family residential	—	—	—	—

Total real estate loans	—	—	1,609	1,609

Other loans:
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—

Total other loans	—	—	—	—

Total loans	$—	$—	$1,609	$1,609

Covered loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land	—	—	142	142
Multi-family residential	—	—	—	—

Total real estate loans	—	—	142	142

Other loans:
Commercial and industrial	—	—	—	—
Consumer	5	—	30	35

Total other loans	5	—	30	35

Total loans	$5	$—	$172	$177

Total loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$878	$878
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	1,137	1,137
Construction and land	140	—	142	282
Multi-family residential	—	—	—	—

Total real estate loans	140	—	2,157	2,297

Other loans:
Commercial and industrial	—	—	—	—
Consumer	5	—	30	35

Total other loans	5	—	30	35

Total loans	$145	$—	$2,187	$2,332

	As of December 31, 2013
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs(1)
Originated loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$296	$296
Home equity loans and lines	—	—	—	—
Commercial real estate	275	—	111	386
Construction and land	147	—	—	147
Multi-family residential	—	—	—	—

Total real estate loans	422	—	407	829

Other loans:
Commercial and industrial	—	—	—	—
Consumer	3	—	—	3

Total other loans	3	—	—	3

Total loans	$425	$—	$407	$832

Non-covered acquired loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$586	$586
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	1,046	1,046
Construction and land	—	—	—	—
Multi-family residential	—	—	676	676

Total real estate loans	—	—	2,308	2,308

Other loans:
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—

Total other loans	—	—	—	—

Total loans	$—	$—	$2,308	$2,308

Covered loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land	—	—	392	392
Multi-family residential	—	—	—	—

Total real estate loans	—	—	392	392

Other loans:
Commercial and industrial	—	—	830	830
Consumer	5	—	31	36

Total other loans	5	—	861	866

Total loans	$5	$—	$1,253	$1,258

Total loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$882	$882
Home equity loans and lines	—	—	—	—
Commercial real estate	275	—	1,157	1,432
Construction and land	147	—	392	539
Multi-family residential	—	—	676	676

Total real estate loans	422	—	3,107	3,529

Other loans:
Commercial and industrial	—	—	830	830
Consumer	8	—	31	39

Total other loans	8	—	861	869

Total loans	$430	$—	$3,968	$4,398

None of the TDRs defaulted subsequent to the restructuring through the date the financial statements were issued. The Company did not restructure any loans, as a TDR, during the first quarter of 2014.

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of March 31, 2014, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets and liabilities measured for fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

		Fair Value Measurements Using
(dollars in thousands)	March 31, 2014	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$123,973	$—	$123,973	$—
Non-U.S. agency mortgage-backed	9,373	—	9,373	—
Municipal bonds	25,723	—	25,723	—
U.S. government agency	23,275	—	23,275	—

Total	$182,344	$—	$182,344	$—

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2013	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$96,785	$—	$96,785	$—
Non-U.S. agency mortgage-backed	9,749	—	9,749	—
Municipal bonds	19,799	—	19,799	—
U.S. government agency	23,299	—	23,299	—

Total	$149,632	$—	$149,632	$—

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

		Fair Value Measurements Using
(dollars in thousands)	March 31, 2014	Level 1	Level 2	Level 3

Assets
Acquired loans with deteriorated credit quality	$37,848	$—	$—	$37,848
Acquired loans without deteriorated credit quality	220,885	—	—	220,885
Impaired loans, excluding acquired loans	1,573	—	—	1,573
Repossessed assets	6,140	—	—	6,140
FDIC loss sharing receivable	10,069	—	—	10,069

Total	$276,515	$—	$—	$276,515

Liabilities
Deposits acquired through business combinations	$81,749	$—	$—	$81,749
FHLB advances acquired through business combinations	7,077	—	—	7,077
Securities sold under repurchase agreement	20,878	—	—	20,878

Total	$109,704	$—	$—	$109,704

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2013	Level 1	Level 2	Level 3

Assets
Acquired loans with deteriorated credit quality	$26,220	$—	$—	$26,220
Acquired loans without deteriorated credit quality	85,732	—	—	85,732
Impaired loans, excluding acquired loans	2,099	—	—	2,099
Repossessed assets	4,566	—	—	4,566
FDIC loss sharing receivable	12,698	—	—	12,698

Total	$131,315	$—	$—	$131,315

Liabilities
Deposits acquired through business combinations	$39,010	$—	$—	$39,010
FHLB advances acquired through business combinations	—	—	—	—

Total	$39,010	$—	$—	$39,010

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

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statements. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The carrying value of the securities sold under repurchase agreement is its fair value.

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at March 31, 2014
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3

Financial Assets
Cash and cash equivalents	$57,221	$57,221	$57,221	$—	$—
Interest-bearing deposits in banks	6,763	6,763	6,763	—	—
Investment securities available for sale	182,344	182,344	—	182,344	—
Investment securities held to maturity	10,715	10,732	—	10,732	—
Mortgage loans held for sale	5,465	5,465	—	5,465	—
Loans, net	872,978	879,936	—	—	879,936
Cash surrender value of BOLI	18,816	18,816	18,816	—	—
FDIC loss sharing receivable	10,069	10,069	—	—	10,069

Financial Liabilities
Deposits	$987,385	$987,917	$—	$906,168	$81,749
Short-term FHLB advances	71,302	71,302	64,225	—	7,077
Long-term FHLB advances	10,000	10,552	—	10,552	—
Securities sold under repurchase agreement	20,878	20,878	—	—	20,878

		Fair Value Measurements at December 31, 2013
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3

Financial Assets
Cash and cash equivalents	$32,639	$32,639	$32,639	$—	$—
Interest-bearing deposits in banks	2,940	2,940	2,940	—	—
Investment securities available for sale	149,632	149,632	—	149,632	—
Investment securities held to maturity	9,405	9,275	—	9,275	—
Mortgage loans held for sale	1,951	1,951	—	1,951	—
Loans, net	700,538	708,863	—	—	708,863
Cash surrender value of BOLI	17,751	17,751	17,751	—	—
FDIC loss sharing receivable	12,698	12,698	—	—	12,698

Financial Liabilities
Deposits	$741,312	$741,510	$—	$702,500	$39,010
Short-term FHLB advances	87,000	87,000	87,000	—	—
Long-term FHLB advances	10,000	10,613	—	10,613	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. and its wholly owned subsidiary, Home Bank, from December 31, 2013 to March 31, 2014 and on its results of operations for the three months ended March 31, 2014 and March 31, 2013. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

Forward-Looking Statements

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company or Bank, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of words such as “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions, or by future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly”. The Company’s or the Bank’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) for the year ended December 31, 2013. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

EXECUTIVE OVERVIEW

During the first quarter of 2014, the Company earned $1.4 million, a decrease of $428,000, or 23.0%, compared to the first quarter of 2013. Diluted earnings per share for the first quarter of 2014 were $0.21, a decrease of $0.05, or 19.2%, compared to the first quarter of 2013.

The Company’s financial condition and income as of March 31, 2014 was impacted by the acquisition of Britton & Koontz Capital Corporation (“Britton & Koontz”), the holding company for Britton & Koontz Bank, N.A. (“Britton & Koontz Bank”) of Natchez, Mississippi, on February 14, 2014. As a result of the acquisition, five former Britton & Koontz Bank branches in west Mississippi were added to Home Bank’s branch office network. Two former Britton & Koontz Bank locations in Baton Rouge were consolidated into existing Home Bank locations. The Company acquired assets of $298.7 million, which included loans of $163.0 million, and $264.3 million in deposits and other liabilities. Shareholders of Britton and Koontz received $16.14 per share in cash, yielding an aggregate purchase price of $34.5 million. The Company incurred $2.0 million in pre-tax merger-related expenses during the first quarter of 2014. See Note 3 to the Unaudited Consolidated Financial Statements for additional information concerning the acquisition.

Key components of the Company’s performance during the three months ended March 31, 2014 are summarized below.

•	Assets totaled $1.2 billion as of March 31, 2014, up $254.9 million, or 25.9%, from December 31, 2013. The increase was primarily the result of the acquisition of the assets of Britton & Koontz.

•	Investment securities totaled $193.1 million as of March 31, 2014, an increase of $34.0 million, or 21.4%, from December 31, 2013. The increase was driven by $98.0 million in securities acquired from Britton & Koontz as of the date of acquisition. The Company subsequently sold $65.1 million of investments acquired from Britton & Koontz.

•	Loans as of March 31, 2014 were $880.1 million, an increase of $172.6 million, or 24.4%, from December 31, 2013. The increase in loans was primarily driven by $163.0 million in loans acquired from Britton & Koontz as of the date of acquisition. During the first quarter, organic loan growth was related primarily to commercial real estate (up $14.8 million) and construction and land (up $12.5 million) loans, which were partially offset by a decline in commercial and industrial loans (down $6.5 million). As of March 31, 2014, Covered Loans totaled $18.6 million, a decrease of $3.1 million, or 14.3%, from December 31, 2013.

•	Total customer deposits as of March 31, 2014 were $987.4 million, an increase of $246.1 million, or 33.2%, from December 31, 2013. The acquisition of Britton & Koontz added $216.6 million in deposits at the acquisition date. Core deposits (i.e., checking, savings, and money market accounts) totaled $742.2 million as of March 31, 2014, an increase of $193.3 million, or 35.2%, from December 31, 2013. The increase in core deposits was primarily driven by $151.9 million in core deposits acquired from Britton & Koontz.

•	Interest income increased $1.7 million, or 15.6%, in the first quarter of 2014 compared to the first quarter of 2013. The increase was driven primarily by the addition of the earning-assets acquired from Britton & Koontz.

•	Interest expense decreased $269,000, or 26.3%, for the first quarter of 2014 compared to the first quarter of 2013. The decrease was primarily the result of changes in our funding mix and reduced market interest rates.

•	The provision for loan losses totaled $145,000 for the first quarter of 2014, a decrease of $375,000, or 72.1%, compared to the first quarter of 2013. At March 31, 2014, the Company’s ratio of allowance for loan losses to total loans was 0.81%, compared to 0.84% at March 31, 2013. Excluding acquired loans, the ratio of the allowance for loan losses to total organic loans was 1.10% at March 31, 2014, compared to 1.05% at March 31, 2013. Net loan recoveries for the first quarter of 2014 were $41,000 of total loans, compared to $165,000 in net loan charge-offs, or 0.10%, during the first quarter of 2013.

•	Noninterest income for the first quarter of 2014 decreased $160,000, or 8.8%, compared to the first quarter of 2013, due primarily to lower gains on the sale of loans (down $387,000), which was partially offset by increases in service fees and charges (up $214,000) and bank card fees (up $42,000).

•	Noninterest expense for the first quarter of 2014 increased $2.9 million, or 35.1%, compared to the first quarter of 2013. Noninterest expense includes $2.0 million of expenses related to the acquisition of Britton & Koontz. Such merger-related expenses include professional fees, data conversion and severance and other employee costs associated with the merger and related systems conversion. Excluding merger-related expenses, noninterest expense for the first quarter of 2014 totaled $9.3 million, an increase of $969,000, or 11.6%, compared to the first quarter of 2013. The increase primarily relates to the growth of the Company due to the addition of Britton & Koontz branches and employees.

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – Loans totaled $880.1 million as of March 31, 2014, an increase of $172.6 million, or 24.4%, from December 31, 2013. Growth in the loan portfolio was primarily driven by the acquisition of Britton & Koontz, which added $163.0 million in loans at acquisition date. During the first quarter, organic loan growth was related primarily to construction and land (up $10.2 million) and commercial real estate (up $11.0 million) loans, which were partially offset by a decline in commercial and industrial loans (down $8.0 million). Covered Loans totaled $18.6 million as of March 31, 2014, a decrease of $3.1 million, or 14.3%, compared to December 31, 2013. The decrease in the Covered Loan portfolio was primarily the result of principal repayments.

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

	March 31,	December 31,	Increase/(Decrease)
(dollars in thousands)	2014	2013	Amount	Percent
Real estate loans:
One- to four-family first mortgage	$223,195	$179,506	$43,689	24.3%
Home equity loans and lines	54,423	40,561	13,862	34.2
Commercial real estate	335,183	269,849	65,334	24.2
Construction and land	115,462	83,271	32,191	38.7
Multi-family residential	20,945	16,578	4,367	26.3

Total real estate loans	749,208	589,765	159,443	27.0

Other loans:
Commercial and industrial	87,111	77,533	9,578	12.4
Consumer	43,763	40,158	3,605	9.0

Total other loans	130,874	117,691	13,183	11.2

Total loans	$880,082	$707,456	$172,626	24.4%

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger (i.e., loans with balances of $100,000 or greater) commercial real estate, multi-family residential, construction and land loans and commercial and industrial loans are individually evaluated for impairment. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer. The

Company typically orders an “as is” valuation for collateral property if the loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of March 31, 2014 and December 31, 2013, loans individually evaluated for impairment, excluding Acquired Loans, amounted to $2.1 million and $2.6 million, respectively. As of March 31, 2014 and December 31, 2013, substandard loans, excluding Acquired Loans, amounted to $9.5 million and $13.5 million, respectively. The amount of the allowance for loan losses allocated to impaired or substandard loans originated by Home Bank totaled $482,000 as of March 31, 2014 and December 31, 2013. There were no assets classified as doubtful or loss as of March 31, 2014 and December 31, 2013.

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

The following table sets forth the composition of the Company’s NPAs and troubled debt restructurings as of the dates indicated.

	March 31, 2014				December 31, 2013
		Acquired Loans				Acquired Loans
(dollars in thousands)	Originated	Non- covered Acquired(1)	Covered	Total	Originated	Non- covered Acquired(1)	Covered	Total
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$1,203	$4,466	$2,437	$8,106	$689	$4,744	$2,184	$7,617
Home equity loans and lines	74	427	184	685	66	487	170	723
Commercial real estate	1,236	3,633	1,902	6,771	1,939	3,957	1,221	7,117
Construction and land	64	1,974	190	2,228	84	1,307	440	1,831
Multi-family residential	—	1,576	—	1,576	—	2,248	—	2,248
Other loans:
Commercial and industrial	1,779	280	237	2,296	3,881	—	954	4,835
Consumer	225	—	134	359	277	—	111	388

Total nonaccrual loans	4,581	12,356	5,084	22,021	6,936	12,743	5,080	24,759
Accruing loans 90 days or more past due	—	—	—	—	—	—	—	—

Total nonperforming loans	4,581	12,356	5,084	22,021	6,936	12,743	5,080	24,759
Foreclosed assets	129	3,229	2,782	6,140	75	1,331	3,160	4,566

Total nonperforming assets	4,710	15,585	7,866	28,161	7,011	14,074	8,240	29,325
Performing troubled debt restructurings	140	—	5	145	424	—	6	430

Total nonperforming assets and troubled debt restructurings	$4,850	$15,585	$7,871	$28,306	$7,435	$14,074	$8,246	$29,755

Nonperforming loans to total loans				2.50%				3.50%
Nonperforming loans to total assets				1.78%				2.52%
Nonperforming assets to total assets				2.27%				2.98%

(1)	Includes $5.9 million and $5.5 million in non-covered acquired loans accounted for under ASC 310-30 at March 31, 2014 and December 31, 2013, respectively. Excluding acquired loans and assets, ratios for nonperforming loans to total loans, nonperforming loans to total assets and nonperforming assets to total assets were 0.74%, 0.47% and 0.48%, respectively, at March 31, 2014.

Net loan recoveries for the first quarter of 2014 were $41,000, compared to net loan charge-offs of $165,000 for the first quarter of 2013.

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

With respect to acquired loans, the Company follows the reserve standard set forth in ASC 310, Receivables. At acquisition, the Company reviews each loan to determine whether there is evidence of deterioration in credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each loan pool meeting the criteria above, and determines the excess of the loan pool’s scheduled contractual principal and interest payments in excess of cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the pool’s cash flows expected to be collected over the fair value, is accreted into interest income over the remaining life of the pool (accretable yield). The Company records a discount on these loans at acquisition to record them at their estimated fair values. As a result, acquired loans subject to ASC 310 are excluded from the calculation of the allowance for loan losses as of the acquisition date. See Note 6 to the Unaudited Consolidated Financial Statements for additional information concerning our allowance for Acquired Loans.

Acquired loans were recorded as of their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. Under current accounting principles, if the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision to the allowance for loan losses. As of March 31, 2014, $248,000 of our allowance for loan losses was allocated to acquired loans with deteriorated credit quality.

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

The following table presents the activity in the allowance for loan losses during the first three months of 2014.

(dollars in thousands)	Originated	Non-covered Acquired	Covered	Total

Balance, December 31, 2013	$6,670	$248	$—	$6,918
Provision charged to operations	145	—	—	145
Loans charged off	(31)	—	—	(31)
Recoveries on charged off loans	72	—	—	72

Balance, March 31, 2014	$6,856	$248	$—	$7,104

At March 31, 2014, the Company’s ratio of allowance for loan losses to total loans was 0.81%, compared to 0.98% and 0.84% at December 31, 2013 and March 31, 2013, respectively. Excluding acquired loans, the ratio of allowance for loan losses to total loans was 1.10% at March 31, 2014, compared to 1.12% and 1.05% at December 31, 2013 and March 31, 2014, respectively.

Investment Securities

The Company’s investment securities portfolio totaled $193.1 million as of March 31, 2014, an increase of $34.0 million, or 21.4%, from December 31, 2013. The increase resulted primarily from securities acquired from Britton & Koontz. The Company acquired $98.0 million at the date of acquisition, and subsequently sold $65.1 million of the acquired investments during the first quarter. As of March 31, 2014, the Company had a net unrealized gain on its available for sale investment securities portfolio of $1.0 million, compared to $300,000 as of December 31, 2013. The investment securities portfolio had a modified duration of 4.1 and 4.2 years at March 31, 2014 and December 31, 2013, respectively.

The following table summarizes activity in the Company’s investment securities portfolio during the first three months of 2014.

(dollars in thousands)	Available for Sale	Held to Maturity

Balance, December 31, 2013	$149,632	$9,405
Purchases	7,806	1,559
Sales	(66,904)	—
Principal payments and calls	(6,696)	(203)
Acquired from Britton & Koontz, at fair value	97,985	—
Accretion of discounts and amortization of premiums, net	(223)	(46)
Increase in market value	744	—

Balance, March 31, 2014	$182,344	$10,715

Funding Sources

Deposits – Deposits totaled $987.4 million as of March 31, 2014, an increase of $246.1 million, or 33.2%, compared to December 31, 2013. The acquisition of Britton & Koontz added $216.6 million in deposits during the first quarter. Core deposits totaled $742.2 million as of March 31, 2014, an increase of $193.3 million, or 35.2%, compared to December 31, 2013. Core deposits acquired from Britton & Koontz totaled $151.9 million at acquisition date.

The following table sets forth the composition of the Company’s deposits at the dates indicated.

	March 31,	December 31,	Increase (Decrease)
(dollars in thousands)	2014	2013	Amount	Percent

Demand deposit	$253,866	$174,475	$79,391	45.5%
Savings	80,414	56,694	23,720	41.8
Money market	218,601	192,303	26,298	13.7
NOW	189,297	125,391	63,906	51.0
Certificates of deposit	245,207	192,449	52,758	27.4

Total deposits	$987,385	$741,312	$246,073	33.2%

Federal Home Loan Bank Advances – Short-term FHLB advances totaled $71.3 million as of March 31, 2014, compared to $87.0 million as of December 31, 2013. Long-term FHLB advances totaled $10.0 million as of March 31, 2014 and December 31, 2013.

Securities Sold Under Repurchase Agreement – The acquisition of Britton & Koontz added $20.9 million in securities sold under repurchase agreement during the first quarter with a July 2015 maturity date and an effective interest rate of 0.36%. Britton & Koontz sold various investment securities with an agreement to repurchase these securities at various times. The underlying securities are U.S. Government obligations and obligations of other U.S. Government agencies. At March 31, 2014, these securities had coupon rates ranging from 1.25% to 5.50% and maturity dates ranging from 2014 to 2026.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding that allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. Shareholders’ equity increased $2.5 million, or 1.7%, from $141.9 million as of December 31, 2013 to $144.4 million as of March 31, 2014.

As of March 31, 2014, the Bank had regulatory capital that was well in excess of regulatory requirements. The following table details the Bank’s actual levels and current regulatory capital requirements as of March 31, 2014.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 risk-based capital	$135,651	16.28%	$33,325	4.00%	$49,988	6.00%
Total risk-based capital	142,756	17.13	66,651	8.00	83,313	10.00
Tier 1 leverage capital	135,651	11.01	49,303	4.00	61,229	5.00
Tangible capital	135,651	11.01	18,489	1.50	N/A	N/A

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity Management

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring adequate cash flow exists to meet the Company’s needs, including operating, strategic and capital. The Company develops its liquidity management strategies as part of its overall asset/liability management process. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity. As of March 31, 2014, cash and cash equivalents totaled $57.2 million. At such date, investment securities available for sale totaled $182.3 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. As of March 31, 2014, certificates of deposit maturing within the next 12 months totaled $153.8 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended March 31, 2014, the average balance of our outstanding FHLB advances was $109.6 million. As of March 31, 2014, the Company had $81.3 million in outstanding FHLB advances and had $283.8 million in additional FHLB advances available.

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

Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of March 31, 2014.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	0.1%
+200	0.2
+100	0.1

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of March 31, 2014 and December 31, 2013.

	Contract Amount
	March 31,	December 31,
(dollars in thousands)	2014	2013

Standby letters of credit	$4,013	$1,253
Available portion of lines of credit	79,189	60,755
Undisbursed portion of loans in process	68,605	72,333
Commitments to originate loans	91,496	48,854

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

RESULTS OF OPERATIONS

During the first quarter of 2014, the Company earned $1.4 million, a decrease of $428,000, or 23.0%, compared to the first quarter of 2013. The first quarter of 2014 includes $2.0 million of pre-tax merger expenses related to the acquisition of Britton & Koontz. Excluding merger-related expenses, net income for the first quarter of 2014 was $2.8 million, an increase of 49.9% compared to first quarter of 2013. Diluted earnings per share for the first quarter of 2014 were $0.21, a decrease of $0.05, or 19.2%, compared to the first quarter of 2013. Excluding merger-related expenses, diluted earnings per share were $0.41 for the first quarter of 2014, an increase of 57.7% compared to the first quarter of 2013.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 4.62% and 4.48% for the three months ended March 31, 2014 and March 31, 2013, respectively. The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.72% and 4.63% for the three months ended March 31, 2014 and March 31, 2013, respectively. The increase in the net interest spread and net interest margin related primarily to the addition of Britton & Koontz’s interest-earning assets and interest-bearing liabilities and the recovery of approximately $287,000 in non-accrual interest and fees during the first quarter of 2014.

Net interest income totaled $11.8 million for the three months ended March 31, 2014, an increase of $2.0 million, or 19.9%, compared to the three months ended March 31, 2013. The addition of Britton & Koontz’s earning assets accounted for the vast majority of the increase.

Interest income increased $1.7 million, or 15.6%, in the first quarter of 2014, compared to the first quarter of 2013. Higher interest income was due largely to the addition of Britton & Koontz’s interest-earning assets.

Interest expense decreased $269,000, or 26.3%, in the first quarter of 2014 compared to the first quarter of 2013. The decrease was due largely to the addition of Britton and Koontz’s customer deposits and the change in funding mix over the past year.

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

	Three Months Ended March 31,
	2014			2013
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
Interest-earning assets:
Loans receivable(1)	$793,509	$11,484	5.81%	$675,435	$10,073	5.98%
Investment securities (TE)	190,016	1,051	2.47	153,958	771	2.15
Other interest-earning assets	31,166	31	0.41	28,753	31	0.44

Total interest-earning assets (TE)	1,014,691	12,566	5.02	858,146	10,875	5.11

Noninterest-earning assets	103,670			103,396

Total assets	$1,118,361			$961,542

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$423,213	$237	0.23%	$369,594	$269	0.30%
Certificates of deposit	219,226	385	0.71	245,421	612	1.01

Total interest-bearing deposits	642,439	622	0.39	615,015	881	0.58
Other borrowings	14,031	17	0.48	—	—	—
FHLB advances	109,625	116	0.42	41,243	144	1.39

Total interest-bearing liabilities	766,095	755	0.40	656,258	1,025	0.63

Noninterest-bearing liabilities	210,939			162,171

Total liabilities	977,034			818,429
Shareholders’ equity	141,327			143,113

Total liabilities and shareholders’ equity	$1,118,361			$961,542

Net interest-earning assets	$248,596			$201,888

Net interest spread (TE)		$11,811	4.62%		$9,850	4.48%

Net interest margin (TE)			4.72%			4.63%

(1)	Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process. Acquired loans were recorded at fair value upon acquisition and accrete interest income over the remaining lives of the respective loans.

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

	For the Three Months Ended
	March 31,
	2014 Compared to 2013
	Change Attributable To
			Total
			Increase
(dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans receivable	$(391)	$1,802	$1,411
Investment securities (TE)	51	229	280
Other interest-earning assets	(2)	2	—

Total interest income	(342)	2,033	1,691

Interest expense:
Savings, checking and money market accounts	(62)	30	(32)
Certificates of deposit	(171)	(56)	(227)
Securities sold under repurchase agreement	—	17	17
FHLB advances	66	(94)	(28)

Total interest expense	(167)	(103)	(270)

Increase (decrease) in net interest income	$(175)	$2,136	$1,961

Provision for Loan Losses – For the quarter ended March 31, 2014, the Company recorded a provision for loan losses of $145,000, or 72.1% lower than the $520,000 recorded for the same period in 2013.

As of March 31, 2014, the Company’s ratio of allowance for loan losses to total loans was 0.81%, compared to 0.98% and 0.84% at December 31, 2013 and March 31, 2013, respectively. Excluding acquired loans, the ratio of the allowance for loan losses to total loans was 1.10% at March 31, 2014, compared to 1.12% at December 31, 2013 and 1.05% at March 31, 2013.

Noninterest Income – The Company’s noninterest income was $1.7 million for the three months ended March 31, 2014, $160,000, or 8.8%, lower than the $1.8 million earned for the same period in 2013. The decrease resulted primarily from decreases in gains on the sale of mortgage loans (down $387,000), which was partially offset by increases in service fees and charges (up $214,000) and bank card fees (up $42,000).

Noninterest Expense – The Company’s noninterest expense was $11.3 million for the three months ended March 31, 2014, $2.9 million, or 35.1%, higher than the $8.3 million recorded for the same period in 2013. Noninterest expense includes $2.0 million of merger expenses related to the acquisition of Britton & Koontz in the first quarter of 2014. Such merger-related expenses include professional fees, data conversion and severance and other employee costs associated with the merger and related systems conversion. Excluding merger-related expenses, noninterest expense for the first quarter of 2014 totaled $9.3 million, an increase of $969,000, or 11.6%, compared to the first quarter of 2013. The increase primarily relates to the growth of the Company due to the addition of Britton & Koontz branches and employees.

Income Taxes – For the quarters ended March 31, 2014 and March 31, 2013, the Company incurred income tax expense of $631,000 and $952,000, respectively. The Company’s effective tax rate was 30.6% and 33.8% during the first quarters of 2014 and 2013, respectively. The decline in the effective tax rate for the first quarter of 2014 is due primarily to the income earned on the tax-exempt securities acquired in the acquisition of Britton & Koontz. Differences between the effective tax rate and the statutory tax rate primarily relate to variances in items that are non-taxable or non-deductible (e.g., state tax, tax-exempt income, tax credits, etc.).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/ Liability Management and Market Risk”. Additional information at March 31, 2014 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for December 31, 2013 filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds.

The Company’s purchases of its common stock made during the quarter consisted of stock repurchases under the Company’s approved plan and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
January 1 - January 31, 2014	—	$—	202,277	167,723
February 1 - February 28, 2014	—	—	202,277	167,723
March 1 - March 31, 2014	200	20.74	202,477	167,523

Total	200	$20.74	202,477	167,523

(1)	On June 7, 2013, the Company announced the commencement of a new stock repurchase program. Under the plan, the Company can repurchase up to 370,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions.

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

HOME BANCORP, INC.

May 9, 2014	By:	/s/ John W. Bordelon
John W. Bordelon
President, Chief Executive Officer and Director

May 9, 2014	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer

May 9, 2014	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank First Vice President and Director of Financial Reporting