Form 10-Q
period 2014-06-30
HOME BANCORP, INC.
filed 2014-08-08
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2014

or

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

At August 1, 2014, the registrant had 7,096,767 shares of common stock, $0.01 par value, outstanding.

HOME BANCORP, INC. and SUBSIDIARY

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) June 30, 2014	(Audited) December 31, 2013
Assets
Cash and cash equivalents	$56,326,293	$32,638,900
Interest-bearing deposits in banks	5,771,000	2,940,000
Investment securities available for sale, at fair value	179,201,896	149,632,153
Investment securities held to maturity (fair values of $11,090,383 and $9,275,158, respectively)	10,983,829	9,404,790
Mortgage loans held for sale	5,700,222	1,951,345
Loans covered by loss sharing agreements	19,335,355	21,673,808
Noncovered loans, net of unearned income	888,277,680	685,782,309

Total loans, net of unearned income	907,613,035	707,456,117
Allowance for loan losses	(7,757,944)	(6,918,009)

Total loans, net of unearned income and allowance for loan losses	899,855,091	700,538,108

Office properties and equipment, net	37,538,630	30,702,635
Cash surrender value of bank-owned life insurance	18,930,780	17,750,604
FDIC loss sharing receivable	8,142,745	12,698,077
Accrued interest receivable and other assets	36,558,809	25,984,346

Total Assets	$1,259,009,295	$984,240,958

Liabilities
Deposits:
Noninterest-bearing	$248,540,569	$174,475,044
Interest-bearing	733,200,063	566,837,372

Total deposits	981,740,632	741,312,416
Short-term Federal Home Loan Bank (FHLB) advances	90,531,304	87,000,000
Long-term Federal Home Loan Bank (FHLB) advances	12,000,000	10,000,000
Securities sold under repurchase agreements	20,710,415	—
Accrued interest payable and other liabilities	5,951,204	4,019,013

Total Liabilities	1,110,933,555	842,331,429

Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,977,045 and 8,958,395 shares issued; 7,097,270 and 7,099,314 shares outstanding, respectively	89,771	89,585
Additional paid-in capital	92,667,831	92,192,410
Treasury stock at cost - 1,879,775 and 1,859,081 shares, respectively	(28,448,439)	(28,011,398)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(5,088,290)	(5,266,830)
Recognition and Retention Plan (RRP)	(245,358)	(1,018,497)
Retained earnings	87,915,225	83,729,144
Accumulated other comprehensive income	1,185,000	195,115

Total Shareholders’ Equity	148,075,740	141,909,529

Total Liabilities and Shareholders’ Equity	$1,259,009,295	$984,240,958

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Interest Income
Loans, including fees	$12,922,738	$10,067,629	$24,407,184	$20,140,379
Investment securities	970,319	752,159	2,021,166	1,523,210
Other investments and deposits	46,522	32,299	77,680	63,606

Total interest income	13,939,579	10,852,087	26,506,030	21,727,195

Interest Expense
Deposits	704,051	799,667	1,326,616	1,680,680
Securities sold under repurchase agreement	18,634	—	35,309
Short-term FHLB advances	33,581	11,452	69,242	15,086
Long-term FHLB advances	81,689	111,065	162,239	251,110

Total interest expense	837,955	922,184	1,593,406	1,946,876

Net interest income	13,101,624	9,929,903	24,912,624	19,780,319
Provision for loan losses	810,953	2,247,802	955,969	2,768,193

Net interest income after provision for loan losses	12,290,671	7,682,101	23,956,655	17,012,126

Noninterest Income
Service fees and charges	976,977	659,524	1,773,070	1,242,066
Bank card fees	569,132	454,123	1,025,116	868,515
Gain on sale of loans, net	438,604	426,442	600,465	974,861
Income from bank-owned life insurance	115,193	117,551	225,834	237,102
Gain on sale of securities, net	—	428,200	1,826	428,200
Accretion of FDIC loss sharing receivable	65,708	111,649	150,875	223,848
Other income	86,532	78,766	130,939	118,133

Total noninterest income	2,252,146	2,276,255	3,908,125	4,092,725

Noninterest Expense
Compensation and benefits	5,712,343	4,880,129	12,507,150	9,976,347
Occupancy	1,191,230	897,023	2,205,560	1,728,276
Marketing and advertising	244,218	172,327	451,459	411,523
Data processing and communication	1,060,231	626,156	2,432,054	1,267,671
Professional services	228,392	193,506	715,502	406,252
Forms, printing and supplies	201,299	136,023	363,220	242,796
Franchise and shares tax	184,385	272,960	368,771	546,580
Regulatory fees	255,662	219,635	484,039	442,884
Foreclosed assets, net	319,251	(32,185)	681,136	145,758
Other expenses	973,156	728,434	1,418,323	1,258,434

Total noninterest expense	10,370,167	8,094,008	21,627,214	16,426,521

Income before income tax expense	4,172,650	1,864,348	6,237,566	4,678,330
Income tax expense	1,420,025	620,757	2,051,485	1,572,805

Net Income	$2,752,625	$1,243,591	$4,186,081	$3,105,525

Earnings per share:
Basic	$0.42	$0.19	$0.64	$0.46
Diluted	$0.40	$0.18	$0.61	$0.44

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Net Income	$2,752,625	$1,243,591	$4,186,081	$3,105,525

Other Comprehensive (Loss) Income
Unrealized (losses) gains on investment securities	$778,188	$(2,844,260)	$1,524,726	$(3,100,995)
Reclassification adjustment for gains included in net income	—	(428,200)	(1,826)	(428,200)
Tax effect (1)	(272,366)	1,145,361	(533,015)	1,186,159

Other comprehensive (loss) income, net of taxes	$505,822	$(2,127,099)	$989,885	$(2,343,036)

Comprehensive Income	$3,258,447	$(883,508)	$5,175,966	$762,489

(1)	The tax effect for the three and six months ended June 30, 2014 on the change in unrealized (losses) gains on investment securities was $272,366 and $533,654, respectively, compared to $995,491 and $1,036,289, respectively, for the three and six months ended June 30, 2013. The tax effect for the three and six months ended June 30, 2014 on the reclassification adjustment for gains included in net income had a tax effect of $0 and $639, respectively, compared to $149,870 and $149,870, respectively, for the three and six months ended June 30, 2013.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2012(1)	$89,506	$90,986,820	$(21,719,954)	$(5,623,910)	$(1,831,759)	$76,435,222	$3,237,935	$141,573,860
Comprehensive income:
Net income						3,105,525		3,105,525
Other comprehensive income							(2,343,036)	(2,343,036)
Treasury stock acquired at cost, 303,136 shares			(5,467,891)					(5,467,891)
Exercise of stock options	57	65,858						65,915
RRP shares released for allocation		(633,711)			789,662			155,951
ESOP shares released for allocation		150,260		178,540				328,800
Share-based compensation cost		740,010						740,010

Balance, June 30, 2013	$89,563	$91,309,237	$(27,187,845)	$(5,445,370)	$(1,042,097)	$79,540,747	$894,899	$138,159,134

Balance, December 31, 2013(1)	$89,585	$92,192,410	$(28,011,398)	$(5,266,830)	$(1,018,497)	$83,729,144	$195,115	$141,909,529
Comprehensive income:
Net income						4,186,081		4,186,081
Other comprehensive income							989,885	989,885
Treasury stock acquired at cost, 20,694 shares			(437,041)					(437,041)
Exercise of stock options	186	213,356						213,542
RRP shares released for allocation		(549,091)			773,139			224,048
ESOP shares released for allocation		187,326		178,540				365,866
Share-based compensation cost		623,830						623,830

Balance, June 30, 2014	$89,771	$92,667,831	$(28,448,439)	$(5,088,290)	$(245,358)	$87,915,225	$1,185,000	$148,075,740

(1)	Balances as of December 31, 2012 and December 31, 2013 are audited.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities, net of effects of acquisition in 2014:
Net income	$4,186,081	$3,105,525
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	955,969	2,768,193
Depreciation	812,261	721,627
Amortization of purchase accounting valuations and intangibles	4,890,508	(53,200)
Net amortization of mortgage servicing asset	80,035	96,346
Federal Home Loan Bank stock dividends	(9,100)	(4,300)
Net amortization of premium on investments	614,323	549,384
Gain on sale of investment securities, net	(1,826)	(428,200)
Gain on loans sold, net	(600,465)	(974,861)
Proceeds, including principal payments, from loans held for sale	49,254,922	49,803,695
Originations of loans held for sale	(50,757,291)	(47,532,308)
Non-cash compensation	989,696	1,068,810
Deferred income tax (benefit) provision	(123,073)	233,532
Increase (decrease) in interest receivable and other assets	5,310,368	(945,308)
Increase in cash surrender value of bank-owned life insurance	(225,834)	(237,102)
(Increase) decrease in accrued interest payable and other liabilities	(4,304,739)	253,051

Net cash provided by operating activities	11,071,835	8,424,884

Cash flows from investing activities, net of effects of acquisition in 2014:
Purchases of securities available for sale	(13,511,970)	(19,993,714)
Purchases of securities held to maturity	(2,150,774)	(4,184,932)
Proceeds from maturities, prepayments and calls on securities available for sale	16,038,337	15,514,917
Proceeds from maturities, prepayments and calls on securities held to maturity	466,470	336,680
Proceeds from sales on securities available for sale	66,904,999	7,704,863
Net increase in loans	(47,603,668)	(6,112,822)
Reimbursement from FDIC for covered assets	342,928	704,086
Decrease in certificates of deposit in other institutions	992,000	245,000
Proceeds from sale of repossessed assets	2,998,116	4,155,233
Purchases of office properties and equipment	(2,009,409)	(417,960)
Net cash disbursed in business combination	(22,995,649)	—
Purchases of Federal Home Loan Bank stock	(2,582,100)	(1,582,700)
Proceeds from redemption of Federal Home Loan Bank stock	2,011,400	727,100

Net cash used in investing activities	(1,099,320)	(2,904,249)

Cash flows from financing activities, net of effects of acquisition in 2014:
Increase in deposits	23,902,051	5,858,879
(Decrease) increase in Federal Home Loan Bank advances	(3,649,000)	6,440,980
Decrease in securities sold under repurchase agreements	(6,314,675)	—
Purchase of treasury stock	(437,041)	(5,467,891)
Proceeds from exercise of stock options	213,542	65,915

Net cash provided by financing activities	13,714,877	6,897,883

Net change in cash and cash equivalents	23,687,393	12,418,518
Cash and cash equivalents at beginning of year	32,638,900	39,539,366

Cash and cash equivalents at end of period	$56,326,293	$51,957,884

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Home Bancorp, Inc. (the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, other comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six-month period ended June 30, 2014 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2013.

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

2. Accounting Developments

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740), which clarifies the presentation requirements of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and should be applied prospectively. The adoption of this ASU is not expected to have a material effect on our Consolidated Financial Statements.

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

In January 2014, the FASB issued ASU No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In June 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-12, Compensation – Stock Compensation (Topic 718), which clarifies the recognition of stock compensation over the required service period, if it is probable that the performance condition will be achieved. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and should be applied prospectively. The adoption of this ASU is not expected to have a material effect on our Consolidated Financial Statements.

3. Acquisition Activity

On February 14, 2014, the Company completed the acquisition of Britton & Koontz Capital Corporation (“Britton & Koontz”), the former holding company of Britton & Koontz Bank, N.A. (“Britton & Koontz Bank”) of Natchez, Mississippi. Shareholders of Britton & Koontz received $16.14 per share in cash, yielding an aggregate purchase price of $34,515,000.

The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. In accordance with ASC 805, the Company recorded goodwill totaling $114,000 from the acquisition as a result of consideration transferred over net assets acquired. Both the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values. Identifiable intangible assets, including core deposit intangible assets, were recorded at fair value.

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

(dollars in thousands)	As Acquired	Fair Value Adjustments		As recorded by Home Bancorp

Assets
Cash and cash equivalents	$15,342	$—		$15,342
Investment securities	96,952	1,033	(a)	97,985
Loans	170,083	(7,107	) (b)	162,976
Repossessed assets	2,699	(871	) (c)	1,828
Office properties and equipment, net	6,566	(927	) (d)	5,639
Core deposit intangible	—	3,030	(e)	3,030
Other assets	9,212	2,769	(f)	11,981

Total assets acquired	$300,854	$(2,073)		$298,781

Liabilities
Interest-bearing deposits	$156,839	$186	(g)	$157,025
Noninterest-bearing deposits	59,575	—		59,575
FHLB advances	9,149	103	(h)	9,252
Other borrowings	26,315	976	(i)	27,291
Other liabilities	11,125	112		11,237

Total liabilities assumed	$263,003	$1,377		$264,380

Excess of assets acquired over liabilities assumed				34,401
Cash consideration paid				(34,515)

Total goodwill recorded				$114

(a)	The adjustment represents the market value adjustments on Britton & Koontz’s investments based on their interest rate risk and credit risk.
(b)	The adjustment to reflect the fair value of loans includes:

•	Adjustment of $2.1 million to reflect the removal of Britton & Koontz’s allowance for loan losses in accordance with ASC 805;

•	Adjustment of $5.1 million for loans within the scope of ASC 310-30. As a result of an analysis by management of all impaired loans, $20.1 million of loans were determined to be within the scope of, and were evaluated under, ASC 310-30. The contractually required payments receivable related to ASC 310-30 loans is approximately $34.0 million with expected cash flow to be collected of $17.3 million. The estimated fair value of such loans is $15.0 million, with a nonaccretable difference of $2.8 million and an accretable yield of $2.3 million; and

•	Adjustment of $4.1 million for all remaining loans determined not to be within the scope of ASC 310-30. Loans which are not within the scope of ASC 310-30 totaled $151.5 million. In determining the fair value of the loans which are not within the scope of ASC 310-30, the acquired loan portfolio was evaluated based on risk characteristics and other credit and market criteria to determine a credit quality adjustment to the fair value of the loans acquired. The acquired loan balance was reduced by the aggregate amount of the credit quality adjustment in determining the fair value of the loans.

(c)	The adjustment represents the write down of the book value of Britton & Koontz’s repossessed assets to their estimated fair value, as adjusted for estimated costs to sell.
(d)	The adjustment represents the adjustment of Britton & Koontz’s office properties and equipment to their estimated fair value at the acquisition date.
(e)	The adjustment represents the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the estimated life of the deposit base of 15 years.
(f)	The adjustment is to record the deferred tax asset on the transaction and the estimated fair value on other assets.
(g)	The adjustment represents the fair value of certificates of deposit acquired based on current interest rates for similar instruments. The adjustment will be recognized using a level yield amortization method based on maturities of the deposit liabilities.
(h)	The adjustment is to record the fair value of FHLB advances acquired at various terms and maturities based on market rates at the acquisition date. The adjustment will be recognized using a level yield amortization method based on maturities of the borrowings.
(i)	The adjustment is to record the fair value of other borrowings acquired at various terms and maturities based on market rates at the acquisition date. The adjustment will be recognized using a level yield amortization method based on maturities of the borrowings.

The following pro forma information for the six months ended June 30, 2014 and 2013 reflects the Company’s estimated consolidated results of operations as if the acquisition of Britton & Koontz occurred at January 1, 2013, unadjusted for potential cost savings.

(dollars in thousands except per share information)	2014	2013
Net interest income	$25,764	$25,350
Noninterest income	4,158	5,674
Noninterest expense	21,186	22,654
Net income	5,221	3,719
Earnings per share – basic	$0.80	$0.55
Earnings per share – diluted	0.76	0.53

The selected pro forma financial information presented above is for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period.

4. Investment Securities

Summary information regarding the Company’s investment securities classified as available for sale and held to maturity as of June 30, 2014 and December 31, 2013 is as follows.

(dollars in thousands)			Gross Unrealized Losses
June 30, 2014	Amortized Cost	Gross Unrealized Gains	Less Than 1 Year	Over 1 Year	Fair Value
Available for sale:
U.S. agency mortgage-backed	$122,448	$1,941	$4	$632	$123,753
Non-U.S. agency mortgage-backed	8,856	93	11	22	8,916
Municipal bonds	25,234	538	2	116	25,654
U.S. government agency	20,841	258	—	220	20,879

Total available for sale	$177,379	$2,830	$17	$990	$179,202

Held to maturity:
U.S. agency mortgage-backed	$—	$—	$—	$—	$—
Municipal bonds	10,984	152	22	24	11,090

Total held to maturity	$10,984	$152	$22	$24	$11,090

(dollars in thousands)			Gross Unrealized Losses
December 31, 2013	Amortized Cost	Gross Unrealized Gains	Less Than 1 Year	Over 1 Year	Fair Value
Available for sale:
U.S. agency mortgage-backed	$96,145	$1,765	$909	$216	$96,785
Non-U.S. agency mortgage-backed	9,765	58	31	43	9,749
Municipal bonds	19,879	318	279	119	19,799
U.S. government agency	23,543	236	480	—	23,299

Total available for sale	$149,332	$2,377	$1,699	$378	$149,632

Held to maturity:
U.S. agency mortgage-backed	$132	$1	$—	$—	$133
Municipal bonds	9,273	67	198	—	9,142

Total held to maturity	$9,405	$68	$198	$—	$9,275

The estimated fair value and amortized cost by maturity of the Company’s investment securities as of June 30, 2014 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$—	$181	$24,205	$99,367	$123,753
Non-U.S. agency mortgage-backed	—	—	—	8,916	8,916
Municipal bonds	1,173	7,665	12,137	4,679	25,654
U.S. government agency	—	10,171	5,889	4,819	20,879

Total available for sale	$1,173	$18,017	$42,231	$117,781	$179,202

Securities held to maturity:
U.S. agency mortgage-backed	$—	$—	$—	$—	$—
Municipal bonds	—	667	9,270	1,153	11,090

Total held to maturity	—	667	9,270	1,153	11,090

Total investment securities	$1,173	$18,684	$51,501	$118,934	$190,292

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$—	$169	$24,037	$98,242	$122,448
Non-U.S. agency mortgage-backed	—	—	—	8,856	8,856
Municipal bonds	1,160	7,436	12,081	4,557	25,234
U.S. government agency	—	10,183	5,991	4,667	20,841

Total available for sale	$1,160	$17,788	$42,109	$116,322	$177,379

Securities held to maturity:
U.S. agency mortgage-backed	$—	$—	$—	$—	$—
Municipal bonds	—	636	9,176	1,172	10,984

Total held to maturity	—	636	9,176	1,172	10,984

Total investment securities	$1,160	$18,424	$51,285	$117,494	$188,363

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

As of June 30, 2014 and December 31, 2013, the Company had $78,893,000 and $43,977,000, respectively, of securities pledged to secure public deposits. As of June 30, 2014, the Company had $22,373,000 of securities pledged to securities sold under repurchase agreements.

As of June 30, 2014, 47 of the Company’s debt securities had unrealized losses totaling 2.0% of the individual securities’ amortized cost basis and 0.6% of the Company’s total amortized cost basis of the investment securities portfolio. 34 of the 47 securities had been in a continuous loss position for over 12 months at such date. The 34 securities had an aggregate amortized cost basis of $39.1 million and unrealized loss of $1.0 million at June 30, 2014. Management has the intent and ability to hold these debt securities until maturity, or until anticipated recovery; hence, no declines in these 47 securities were deemed to be other-than-temporary.

5. Earnings Per Share

Earnings per common share were computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013

Numerator:
Net income available to common shareholders	$2,753	$1,244	$4,186	$3,106

Denominator:

Weighted average common shares outstanding	6,533	6,652	6,512	6,700
Effect of dilutive securities:
Restricted stock	32	58	46	72
Stock options	338	254	339	260

Weighted average common shares outstanding – assuming dilution	6,903	6,964	6,897	7,032

Earnings per common share	$0.42	$0.19	$0.64	$0.46

Earnings per common share – assuming dilution	$0.40	$0.18	$0.61	$0.44

Options on 47,500 and 51,170 shares of common stock were not included in the computation of diluted earnings per share for the three months ended June 30, 2014 and June 30, 2013, respectively, because the effect of these shares was anti-dilutive. Options on 47,500 and 50,243 shares of common stock were not included in the computation of diluted earnings per share for the six months ended June 30, 2014 and June 30, 2013, respectively, because the effect of these shares was anti-dilutive.

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

The allowance for loan losses and recorded investment in loans as of the dates indicated are as follows.

	As of June 30, 2014
	Originated Loans		Acquired Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Non-covered Acquired Loans(1)	Covered Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,036	$—	$176	$—	$1,212
Home equity loans and lines	429	—	111	—	540
Commercial real estate	2,750	—	—	—	2,750
Construction and land	1,208	—	133	—	1,341
Multi-family residential	121	—	—	—	121
Commercial and industrial	820	482	—	—	1,302
Consumer	492	—	—	—	492

Total allowance for loan losses	$6,856	$482	$420	$—	$7,758

	As of June 30, 2014
	Originated Loans		Acquired Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Non-covered Acquired Loans(1)	Covered Loans	Total
Loans:
One- to four-family first mortgage	$153,924	$323	$72,568	$3,600	$230,415
Home equity loans and lines	33,927	—	21,086	2,120	57,133
Commercial real estate	250,630	—	72,580	10,577	333,787
Construction and land	100,443	—	20,882	1,233	122,558
Multi-family residential	9,612	—	11,564	1,109	22,285
Commercial and industrial	75,590	1,670	19,112	393	96,765
Consumer	41,108	—	3,259	303	44,670

Total loans	$665,234	$1,993	$221,051	$19,335	$907,613

	As of December 31, 2013
	Originated Loans		Acquired Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Non-covered Acquired Loans(1)	Covered Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$904	$—	$184	$—	$1,088
Home equity loans and lines	366	—	58	—	424
Commercial real estate	2,528	—	—	—	2,528
Construction and land	977	—	—	—	977
Multi-family residential	90	—	—	—	90
Commercial and industrial	850	482	6	—	1,338
Consumer	473	—	—	—	473

Total allowance for loan losses	$6,188	$482	$248	$—	$6,918

	As of December 31, 2013
	Originated Loans		Acquired Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Non-covered Acquired Loans(1)	Covered Loans	Total
Loans:
One- to four-family first mortgage	$137,685	$386	$37,084	$4,351	$179,506
Home equity loans and lines	30,422	3	7,798	2,338	40,561
Commercial real estate	225,356	360	32,945	11,188	269,849
Construction and land	79,771	—	2,096	1,404	83,271
Multi-family residential	7,778	—	7,678	1,122	16,578
Commercial and industrial	72,003	1,831	2,428	1,271	77,533
Consumer	39,661	—	497	—	40,158

Total loans	$592,676	$2,580	$90,526	$21,674	$707,456

(1)	$14.7 million and $4.6 million in non-covered acquired loans were accounted for under ASC 310-30 at June 30, 2014 and December 31, 2013, respectively.

A summary of activity in the allowance for loan losses during the six months ended June 30, 2014 and June 30, 2013 is as follows.

	For the Six Months Ended June 30, 2014
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$904	$(96)	$—	$228	$1,036
Home equity loans and lines	366	—	3	60	429
Commercial real estate	2,528	—	—	222	2,750
Construction and land	977	(19)	—	250	1,208
Multi-family residential	90	—	—	31	121
Commercial and industrial	1,332	—	76	(106)	1,302
Consumer	473	(18)	2	35	492

Total allowance for loan losses	$6,670	$(133)	$81	$720	$7,338

Non-covered acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$184	$(64)	$—	$56	$176
Home equity loans and lines	58	—	—	53	111
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	133	133
Multi-family residential	—	—	—	—	—
Commercial and industrial	6	—	—	(6)	—
Consumer	—	—	—	—	—

Total allowance for loan losses	$248	$(64)	$—	$236	$420

Covered loans:
Allowance for loan losses:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total allowance for loan losses	$—	$—	$—	$—	$—

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,088	$(160)	$—	$284	$1,212
Home equity loans and lines	424	—	3	113	540
Commercial real estate	2,528	—	—	222	2,750
Construction and land	977	(19)	—	383	1,341
Multi-family residential	90	—	—	31	121
Commercial and industrial	1,338	—	76	(112)	1,302
Consumer	473	(18)	2	35	492

Total allowance for loan losses	$6,918	$(197)	$81	$956	$7,758

	For the Six Months Ended June 30, 2013
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$798	$—	$—	$56	$854
Home equity loans and lines	322	—	5	1	328
Commercial real estate	2,040	—	—	238	2,278
Construction and land	785	(26)	—	(11)	748
Multi-family residential	86	—	—	—	86
Commercial and industrial	683	(1,962)	14	2,375	1,110
Consumer	400	(7)	18	16	427

Total allowance for loan losses	$5,114	$(1,995)	$37	$2,675	$5,831

Non-covered acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$184	$(35)	$—	$(18)	$131
Home equity loans and lines	21	—	—	100	121
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	11	11
Consumer	—	—	—	—	—

Total allowance for loan losses	$205	$(35)	$—	$93	$263

Covered loans:
Allowance for loan losses:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total allowance for loan losses	$—	$—	$—	$—	$—

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$982	$(35)	$—	$38	$985
Home equity loans and lines	343	—	5	101	449
Commercial real estate	2,040	—	—	238	2,278
Construction and land	785	(26)	—	(11)	748
Multi-family residential	86	—	—	—	86
Commercial and industrial	683	(1,962)	14	2,386	1,121
Consumer	400	(7)	18	(16)	427

Total allowance for loan losses	$5,319	$(2,030)	$37	$2,768	$6,094

Credit quality indicators on the Company’s loan portfolio as of the dates indicated are as follows.

	June 30, 2014
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$152,443	$55	$1,749	$—	$154,247
Home equity loans and lines	32,945	241	741	—	33,927
Commercial real estate	245,301	1,455	3,874	—	250,630
Construction and land	99,037	134	1,272	—	100,443
Multi-family residential	8,743	869	—	—	9,612
Commercial and industrial	72,460	2,832	1,968	—	77,260
Consumer	40,786	37	285	—	41,108

Total loans	$651,715	$5,623	$9,889	$—	$667,227

Non-covered acquired loans:
One- to four-family first mortgage	$66,475	$514	$5,579	$—	$72,568
Home equity loans and lines	20,506	38	542	—	21,086
Commercial real estate	62,347	1,225	9,008	—	72,580
Construction and land	14,600	—	6,282	—	20,882
Multi-family residential	9,750	29	1,785	—	11,564
Commercial and industrial	15,753	28	3,331	—	19,112
Consumer	3,232	16	11	—	3,259

Total loans	$192,663	$1,850	$26,538	$—	$221,051

Covered:
One- to four-family first mortgage	$2,432	$127	$1,041	$—	$3,600
Home equity loans and lines	1,848	15	257	—	2,120
Commercial real estate	9,329	255	993	—	10,577
Construction and land	1,097	56	80	—	1,233
Multi-family residential	204	905	—	—	1,109
Commercial and industrial	244	—	149	—	393
Consumer	266	16	21	—	303

Total loans	$15,420	$1,374	$2,541	$—	$19,335

Total:
One- to four-family first mortgage	$221,350	$696	8,369	$—	$230,415
Home equity loans and lines	55,299	294	1,540	—	57,133
Commercial real estate	316,977	2,935	13,875	—	333,787
Construction and land	114,734	190	7,634	—	122,558
Multi-family residential	18,697	1,803	1,785	—	22,285
Commercial and industrial	88,457	2,860	5,448	—	96,765
Consumer	44,284	69	317	—	44,670

Total loans	$859,798	$8,847	$38,968	$—	$907,613

	December 31, 2013
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$136,274	$265	$1,532	$—	$138,071
Home equity loans and lines	29,962	149	314	—	30,425
Commercial real estate	218,779	800	6,137	—	225,716
Construction and land	78,297	147	1,327	—	79,771
Multi-family residential	6,902	876	—	—	7,778
Commercial and industrial	65,271	4,682	3,881	—	73,834
Consumer	39,336	48	277	—	39,661

Total loans	$574,821	$6,967	$13,468	$—	$595,256

Non-covered acquired loans:
One- to four-family first mortgage	$31,467	$119	$5,498	$—	$37,084
Home equity loans and lines	7,226	198	374	—	7,798
Commercial real estate	30,192	—	2,753	—	32,945
Construction and land	1,044	—	1,052	—	2,096
Multi-family residential	5,397	33	2,248	—	7,678
Commercial and industrial	2,428	—	—	—	2,428
Consumer	497	—	—	—	497

Total loans	$78,251	$350	$11,925	$—	$90,526

Covered:
One- to four-family first mortgage	$3,108	$151	$1,092	$—	$4,351
Home equity loans and lines	2,084	21	233	—	2,338
Commercial real estate	9,702	249	1,237	—	11,188
Construction and land	1,247	64	93	—	1,404
Multi-family residential	206	916	—	—	1,122
Commercial and industrial	451	5	815	—	1,271
Consumer	—	—	—	—	—

Total loans	$16,798	$1,406	$3,470	$—	$21,674

Total:
One- to four-family first mortgage	$170,849	$535	$8,122	$—	$179,506
Home equity loans and lines	39,272	368	921	—	40,561
Commercial real estate	258,673	1,049	10,127	—	269,849
Construction and land	80,588	211	2,472	—	83,271
Multi-family residential	12,505	1,825	2,248	—	16,578
Commercial and industrial	68,150	4,687	4,696	—	77,533
Consumer	39,833	48	277	—	40,158

Total loans	$669,870	$8,723	$28,863	$—	$707,456

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

•	Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in the collateral values.

•	Substandard loans have an existing specific and well-defined weakness that may include poor liquidity and deterioration of financial performance. Such loans may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

In addition, residential loans are classified using an inter-agency regulatory methodology that incorporates the extent of delinquencies and loan-to-value ratios. These classifications were the most current available as of the dates indicated and were generally updated within the quarter.

Age analysis of past due loans as of the dates indicated are as follows.

	June 30, 2014
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$2,317	$1,067	$801	$4,185	$150,062	$154,247
Home equity loans and lines	429	55	40	524	33,403	33,927
Commercial real estate	209	109	963	1,281	249,349	250,630
Construction and land	623	—	64	687	99,756	100,443
Multi-family residential	—	—	—	—	9,612	9,612

Total real estate loans	3,578	1,231	1,868	6,677	542,182	548,859

Other loans:
Commercial and industrial	512	20	430	962	76,298	77,260
Consumer	286	172	285	743	40,365	41,108

Total other loans	798	192	715	1,705	116,663	118,368

Total loans	$4,376	$1,423	$2,583	$8,382	$658,845	$667,227

Non-covered acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,644	$566	$2,513	$4,723	$67,845	$72,568
Home equity loans and lines	187	79	90	356	20,730	21,086
Commercial real estate	2,103	917	1,634	4,654	67,926	72,580
Construction and land	1,805	—	1,264	3,069	17,813	20,882
Multi-family residential	1,189	—	302	1,491	10,073	11,564

Total real estate loans	6,928	1,562	5,803	14,293	184,387	198,680

Other loans:
Commercial and industrial	200	322	882	1,404	17,708	19,112
Consumer	43	17	10	70	3,189	3,259

Total other loans	243	339	892	1,474	20,897	22,371

Total loans	$7,171	$1,901	$6,695	$15,767	$205,284	$221,051

Covered loans:
Real estate loans:
One- to four-family first mortgage	$578	$191	$855	$1,624	$1,976	$3,600
Home equity loans and lines	84	68	257	409	1,711	2,120
Commercial real estate	842	—	847	1,689	8,888	10,577
Construction and land	17	—	13	30	1,203	1,233
Multi-family residential	—	—	—	—	1,109	1,109

Total real estate loans	1,521	259	1,972	3,752	14,887	18,639

Other loans:
Commercial and industrial	2	2	126	130	263	393
Consumer	—	4	15	19	284	303

Total other loans	2	6	141	149	547	696

Total loans	$1,523	$265	$2,113	$3,901	$15,434	$19,335

Total loans:
Real estate loans:
One- to four-family first mortgage	$4,539	$1,824	$4,169	$10,532	$219,883	$230,415
Home equity loans and lines	700	202	387	1,289	55,844	57,133
Commercial real estate	3,154	1,026	3,444	7,624	326,163	333,787
Construction and land	2,445	—	1,341	3,786	118,772	122,558
Multi-family residential	1,189	—	302	1,491	20,794	22,285

Total real estate loans	12,027	3,052	9,643	24,722	741,456	766,178

Other loans:
Commercial and industrial	714	344	1,438	2,496	94,269	96,765
Consumer	329	193	310	832	43,838	44,670

Total other loans	1,043	537	1,748	3,328	138,107	141,435

Total loans	$13,070	$3,589	$11,391	$28,050	$879,563	$907,613

	December 31, 2013
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,726	$272	$290	$2,288	$135,783	$138,071
Home equity loans and lines	36	111	66	213	30,212	30,425
Commercial real estate	571	—	1,257	1,828	223,888	225,716
Construction and land	406	1	83	490	79,281	79,771
Multi-family residential	—	—	—	—	7,778	7,778

Total real estate loans	2,739	384	1,696	4,819	476,942	481,761

Other loans:
Commercial and industrial	2,026	3,243	182	5,451	68,383	73,834
Consumer	514	262	277	1,053	38,608	39,661

Total other loans	2,540	3,505	459	6,504	106,991	113,495

Total loans	$5,279	$3,889	$2,155	$11,323	$583,933	$595,256

Non-covered acquired loans:
Real estate loans:
One- to four-family first mortgage	$884	$658	$3,457	$4,999	$32,085	$37,084
Home equity loans and lines	50	—	174	224	7,574	7,798
Commercial real estate	239	241	2,753	3,233	29,712	32,945
Construction and land	8	—	1,052	1,060	1,036	2,096
Multi-family residential	879	—	987	1,866	5,812	7,678

Total real estate loans	2,060	899	8,423	11,382	76,219	87,601

Other loans:
Commercial and industrial	—	—	—	—	2,428	2,428
Consumer	—	—	—	—	497	497

Total other loans	—	—	—	—	2,925	2,925

Total loans	$2,060	$899	$8,423	$11,382	$79,144	$90,526

Covered loans:
Real estate loans:
One- to four-family first mortgage	$588	$319	$864	$1,771	$2,580	$4,351
Home equity loans and lines	161	51	146	358	1,980	2,338
Commercial real estate	459	—	701	1,160	10,028	11,188
Construction and land	11	27	10	48	1,356	1,404
Multi-family residential	—	—	—	—	1,122	1,122

Total real estate loans	1,219	397	1,721	3,337	17,066	20,403

Other loans:
Commercial and industrial	5	109	62	176	1,095	1,271
Consumer	—	—	—	—	—	—

Total other loans	5	109	62	176	1,095	1,271

Total loans	$1,224	$506	$1,783	$3,513	$18,161	$21,674

Total loans:
Real estate loans:
One- to four-family first mortgage	$3,198	$1,249	$4,611	$9,058	$170,448	$179,506
Home equity loans and lines	247	162	386	795	39,766	40,561
Commercial real estate	1,269	241	4,711	6,221	263,628	269,849
Construction and land	425	28	1,145	1,598	81,673	83,271
Multi-family residential	879	—	987	1,866	14,712	16,578

Total real estate loans	6,018	1,680	11,840	19,538	570,227	589,765

Other loans:
Commercial and industrial	2,031	3,352	244	5,627	71,906	77,533
Consumer	514	262	277	1,053	39,105	40,158

Total other loans	2,545	3,614	521	6,680	111,011	117,691

Total loans	$8,563	$5,294	$12,361	$26,218	$681,238	$707,456

Excluding non-covered acquired and covered loans (collectively referred to as “Acquired Loans”) with deteriorated credit quality, as of June 30, 2014 and December 31, 2013, the Company did not have any loans greater than 90 days past due and accruing.

The following is a summary of information pertaining to impaired loans excluding acquired loans, as of the dates indicated.

	As of Period Ended June 30, 2014
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$324	$324	$—	$333	$—
Home equity loans and lines	—	—	—	1	—
Commercial real estate	—	—	—	89	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	504	504	—	538	—
Consumer	—	—	—	—	—

Total	$828	$828	$—	$961	$—

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,165	1,165	482	1,200	—
Consumer	—	—	—	—	—

Total	$1,165	$1,165	$482	$1,200	$—

Total impaired loans:
One- to four-family first mortgage	$324	$324	$—	$333	$—
Home equity loans and lines	—	—	—	1	—
Commercial real estate	—	—	—	89	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,669	1,669	482	1,738	—
Consumer	—	—	—	—	—

Total	$1,993	$1,993	$482	$2,161	$—

	As of Period Ended December 31, 2013
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$386	$386	$—	$782	$12
Home equity loans and lines	3	3	—	26	—
Commercial real estate	360	360	—	1,336	—
Construction and land	—	—	—	80	—
Multi-family residential	—	—	—	325	—
Commercial and industrial	584	584	—	743	17
Consumer	—	—	—	—	—

Total	$1,333	$1,333	$—	$3,292	$29

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$126	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	102	—
Construction and land	—	—	—	5	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,247	1,247	482	987	38
Consumer	—	—	—	—	—

Total	$1,247	$1,247	$482	$1,220	$38

Total impaired loans:
One- to four-family first mortgage	$386	$386	$—	$908	$12
Home equity loans and lines	3	3	—	26	—
Commercial real estate	360	360	—	1,438	—
Construction and land	—	—	—	85	—
Multi-family residential	—	—	—	325	—
Commercial and industrial	1,831	1,831	482	1,730	55
Consumer	—	—	—	—	—

Total	$2,580	$2,580	$482	$4,512	$67

A summary of information pertaining to nonaccrual loans as of dates indicated is as follows.

	June 30, 2014				December 31, 2013
(dollars in thousands)	Originated	Non- covered Acquired(1)	Covered	Total	Originated	Non- covered Acquired(1)	Covered	Total
Nonaccrual loans:
One- to four-family first mortgage	$1,172	$3,627	$2,145	$6,944	$689	$4,744	$2,184	$7,617
Home equity loans and lines	40	293	305	638	66	487	170	723
Commercial real estate	1,074	2,750	1,406	5,230	1,939	3,957	1,221	7,117
Construction and land	64	1,415	174	1,653	84	1,307	440	1,831
Multi-family residential	—	1,570	—	1,570	—	2,248	—	2,248
Commercial and industrial	1,967	954	236	3,157	3,881	—	954	4,835
Consumer	285	11	110	406	277	—	111	388

Total	$4,602	$10,620	$4,376	$19,598	$6,936	$12,743	$5,080	$24,759

(1)	Nonaccrual non-covered acquired loans accounted for under ASC 310-30 totaled $4.0 million and $5.5 million as of June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

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

Information about the Company’s TDRs is presented in the following tables.

	As of June 30, 2014
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$293	$293
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	111	111
Construction and land	111	23	—	134
Multi-family residential	—	—	—	—

Total real estate loans	111	23	404	538

Other loans:
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—

Total other loans	—	—	—	—

Total loans	$111	$23	$404	$538

Non-covered acquired loans:
Real estate loans:
One- to four-family first mortgage	$78	$—	$495	$573
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	1,001	1,001
Construction and land	—	—	—	—
Multi-family residential	—	—	—	—

Total real estate loans	78	—	1,496	1,574

Other loans:
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—

Total other loans	—	—	—	—

Total loans	$78	$—	$1,496	$1,574

Covered loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land	—	—	126	126
Multi-family residential	—	—	—	—

Total real estate loans	—	—	126	126

Other loans:
Commercial and industrial	—	—	—	—
Consumer	3	—	27	30

Total other loans	3	—	27	30

Total loans	$3	$—	$153	$156

Total loans:
Real estate loans:
One- to four-family first mortgage	$78	$—	$788	$866
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	1,112	1,112
Construction and land	111	23	126	260
Multi-family residential	—	—	—	—

Total real estate loans	189	23	2,026	2,238

Other loans:
Commercial and industrial	—	—	—	—
Consumer	3	—	27	30

Total other loans	3	—	27	30

Total loans	$192	$23	$2,053	$2,268

	As of December 31, 2013
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$296	$296
Home equity loans and lines	—	—	—	—
Commercial real estate	275	—	111	386
Construction and land	147	—	—	147
Multi-family residential	—	—	—	—

Total real estate loans	422	—	407	829

Other loans:
Commercial and industrial	—	—	—	—
Consumer	3	—	—	3

Total other loans	3	—	—	3

Total loans	$425	$—	$407	$832

Non-covered acquired loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$586	$586
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	1,046	1,046
Construction and land	—	—	—	—
Multi-family residential	—	—	676	676

Total real estate loans	—	—	2,308	2,308

Other loans:
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—

Total other loans	—	—	—	—

Total loans	$—	$—	$2,308	$2,308

Covered loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land	—	—	392	392
Multi-family residential	—	—	—	—

Total real estate loans	—	—	392	392

Other loans:
Commercial and industrial	—	—	830	830
Consumer	5	—	31	36

Total other loans	5	—	861	866

Total loans	$5	$—	$1,253	$1,258

Total loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$882	$882
Home equity loans and lines	—	—	—	—
Commercial real estate	275	—	1,157	1,432
Construction and land	147	—	392	539
Multi-family residential	—	—	676	676

Total real estate loans	422	—	3,107	3,529

Other loans:
Commercial and industrial	—	—	830	830
Consumer	8	—	31	39

Total other loans	8	—	861	869

Total loans	$430	$—	$3,968	$4,398

None of the TDRs defaulted subsequent to the restructuring through the date the financial statements were issued. The Company did not restructure any loans as a TDR during the second quarter of 2014.

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of June 30, 2014, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets and liabilities measured for fair value on a recurring basis as of June 30, 2014 and December 31, 2013.

		Fair Value Measurements Using
(dollars in thousands)	June 30, 2014	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$123,753	$—	$123,753	$—
Non-U.S. agency mortgage-backed	8,916	—	8,916	—
Municipal bonds	25,654	—	25,654	—
U.S. government agency	20,879	—	20,879	—

Total	$179,202	$—	$179,202	$—

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2013	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$96,785	$—	$96,785	$—
Non-U.S. agency mortgage-backed	9,749	—	9,749	—
Municipal bonds	19,799	—	19,799	—
U.S. government agency	23,299	—	23,299	—

Total	$149,632	$—	$149,632	$—

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

		Fair Value Measurements Using
(dollars in thousands)	June 30, 2014	Level 1	Level 2	Level 3

Assets
Acquired loans with deteriorated credit quality	$33,715	$—	$—	$33,715
Acquired loans without deteriorated credit quality	206,251	—	—	206,251
Impaired loans, excluding acquired loans	1,511	—	—	1,511
Repossessed assets	6,931	—	—	6,931
FDIC loss sharing receivable	8,143	—	—	8,143

Total	$256,551	$—	$—	$256,551

Liabilities
Deposits acquired through business combinations	$77,814	$—	$—	$77,814
FHLB advances acquired through business combinations	5,031	—	—	5,031
Securities sold under repurchase agreement	20,710	—	—	20,710

Total	$103,555	$—	$—	$103,555

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2013	Level 1	Level 2	Level 3

Assets
Acquired loans with deteriorated credit quality	$26,220	$—	$—	$26,220
Acquired loans without deteriorated credit quality	85,732	—	—	85,732
Impaired loans, excluding acquired loans	2,099	—	—	2,099
Repossessed assets	4,566	—	—	4,566
FDIC loss sharing receivable	12,698	—	—	12,698

Total	$131,315	$—	$—	$131,315

Liabilities
Deposits acquired through business combinations	$39,010	$—	$—	$39,010
FHLB advances acquired through business combinations	—	—	—	—

Total	$39,010	$—	$—	$39,010

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

The carrying value of mortgage loans held for sale approximates their fair value.

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

The carrying value of the securities sold under repurchase agreement is its fair value.

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at June 30, 2014
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3

Financial Assets
Cash and cash equivalents	$56,326	$56,326	$56,326	$—	$—
Interest-bearing deposits in banks	5,771	5,771	5,771	—	—
Investment securities available for sale	179,202	179,202	—	179,202	—
Investment securities held to maturity	10,984	11,090	—	11,090	—
Mortgage loans held for sale	5,700	5,700	—	5,700	—
Loans, net	899,855	907,216	—	—	907,216
Cash surrender value of BOLI	18,931	18,931	18,931	—	—
FDIC loss sharing receivable	8,143	8,143	—	—	8,143

Financial Liabilities
Deposits	$981,741	$982,533	$—	$904,719	$77,814
Short-term FHLB advances	90,531	90,531	85,500	—	5,031
Long-term FHLB advances	12,000	12,529	—	12,529	—
Securities sold under repurchase agreement	20,710	20,710	—	—	20,710

		Fair Value Measurements at December 31, 2013
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3

Financial Assets
Cash and cash equivalents	$32,639	$32,639	$32,639	$—	$—
Interest-bearing deposits in banks	2,940	2,940	2,940	—	—
Investment securities available for sale	149,632	149,632	—	149,632	—
Investment securities held to maturity	9,405	9,275	—	9,275	—
Mortgage loans held for sale	1,951	1,951	—	1,951	—
Loans, net	700,538	708,863	—	—	708,863
Cash surrender value of BOLI	17,751	17,751	17,751	—	—
FDIC loss sharing receivable	12,698	12,698	—	—	12,698

Financial Liabilities
Deposits	$741,312	$741,510	$—	$702,500	$39,010
Short-term FHLB advances	87,000	87,000	87,000	—	—
Long-term FHLB advances	10,000	10,613	—	10,613	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. and its wholly owned subsidiary, Home Bank, from December 31, 2013 to June 30, 2014 and on its results of operations for the three and six months ended June 30, 2014 and June 30, 2013. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

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

EXECUTIVE OVERVIEW

During the second quarter of 2014, the Company earned $2.8 million, an increase of $1.5 million, or 121.3%, compared to the second quarter of 2013. Diluted earnings per share for the second quarter of 2014 were $0.40, an increase of $0.22, or 122.2%, compared to the second quarter of 2013. During the six months ended June 30, 2014, the Company earned $4.2 million, an increase $1.1 million, or 34.8%, compared to the six months ended June 30, 2013. Diluted earnings per share for the six months ended June 30, 2014 were $0.61, an increase of $0.17, or 38.6%, compared to the six months ended June 30, 2013.

The Company’s financial condition and income as of and for the period ended June 30, 2014 was impacted by the acquisition of Britton & Koontz Capital Corporation (“Britton & Koontz”), the holding company for Britton & Koontz Bank, N.A. (“Britton & Koontz Bank”) of Natchez, Mississippi, on February 14, 2014. As a result of the acquisition, five former Britton & Koontz Bank branches in west Mississippi were added to Home Bank’s branch office network. Two former Britton & Koontz Bank locations in Baton Rouge were consolidated into existing Home Bank locations. The Company acquired assets of $298.8 million, which included loans of $163.0 million, and $264.4 million in deposits and other liabilities. Shareholders of Britton and Koontz received $16.14 per share in cash, yielding an aggregate purchase price of $34.5 million. The Company incurred $207,000 and $2.2 million, respectively, in pre-tax merger-related expenses during the second quarter and first six months of 2014. See Note 3 to the Unaudited Consolidated Financial Statements for additional information regarding the acquisition.

Key components of the Company’s performance during the three months and six months ended June 30, 2014 are summarized below.

•	Assets totaled $1.3 billion as of June 30, 2014, up $274.8 million, or 27.9%, from December 31, 2013. The increase was primarily the result of the acquisition of Britton & Koontz.

•	Loans as of June 30, 2014 were $907.6 million, an increase of $200.2 million, or 28.3%, from December 31, 2013. The increase in loans was primarily driven by $163.0 million in loans acquired from Britton & Koontz at the acquisition date. During 2014, organic loan growth was related primarily to construction and land (up $18.7 million), one-to four-family first mortgage (up $9.1 million) and commercial real estate (up $8.5 million) loans. As of June 30, 2014, Covered Loans totaled $19.3 million, a decrease of $2.3 million, or 10.8%, from December 31, 2013.

•	Total customer deposits as of June 30, 2014 were $981.7 million, an increase of $240.4 million, or 32.4%, from December 31, 2013. The acquisition of Britton & Koontz added $216.6 million in deposits at the acquisition date. Core deposits (i.e., checking, savings, and money market accounts) totaled $744.0 million as of June 30, 2014, an increase of $195.2 million, or 35.6%, from December 31, 2013. The increase in core deposits was primarily driven by $151.9 million in core deposits acquired from Britton & Koontz.

•	Interest income increased $3.1 million, or 28.5%, in the second quarter of 2014 compared to the second quarter of 2013. For the six months ended June 30, 2014, interest income increased $4.8 million, or 22.0%, compared to the six months ended June 30 2013. The increases in the three and six month periods were primarily due to the addition of the interest-earning assets acquired from Britton & Koontz.

•	Interest expense decreased $84,000, or 9.1%, for the second quarter of 2014 compared to the second quarter of 2013. For the six months ended June 30, 2014, interest expense decreased $353,000, or 18.2%, compared to the six months ended June 30, 2013. The decrease was primarily the result of changes in our funding mix and reduced market interest rates.

•	The provision for loan losses totaled $811,000 for the second quarter of 2014, a decrease of $1.4 million, or 63.9%, compared to the second quarter of 2013. For the six months ended June 30, 2014, the provision for loan losses decreased $1.8 million, or 65.5%, from the six months ended June 30, 2013. At June 30, 2014, the Company’s ratio of allowance for loan losses to total loans was 0.85%, compared to 0.90% at June 30, 2013. Excluding acquired loans, the ratio of the allowance for loan losses to total organic loans was 1.10% at June 30, 2014, compared to 1.08% at June 30, 2013. Net loan charge-offs for the first six months of 2014 were $116,000 compared to net loan charge-offs of $2.0 million during the first six months of 2013.

•	Noninterest income for the second quarter of 2014 decreased $24,000, or 1.1%, compared to the second quarter of 2013, due primarily to the absence of gains on the sale of securities (down $428,000), which was partially offset by increases in service fees and charges (up $317,000) and bank card fees (up $115,000). For the six months ended June 30, 2014, noninterest income decreased $185,000, or 4.5%, compared to the six months ended June 30, 2013. The decrease resulted primarily from lower gains on the sale of mortgage loans (down $374,000) and gain on sale of securities (down $426,000), which were partially offset by higher service fees and charges (up $531,000) and bank card fees (up $157,000) due to the impact of the Britton & Koontz acquisition and increased customer transactions.

•

Noninterest expense for the second quarter of 2014 increased $2.3 million, or 28.1%, compared to the second quarter of 2013. Noninterest expense in the second quarter of 2014 includes $207,000 of expenses related to the acquisition of Britton & Koontz. Such merger-related expenses include professional fees, data conversion, contract cancellation fees included in other expenses, severance and other employee costs associated with the merger and related systems conversion. Excluding merger-related expenses, noninterest expense for the second quarter of 2014 totaled $10.2 million, an increase of $2.1 million, or 25.6%, compared to the second quarter of 2013. The increase primarily relates to the growth of the Company due to the addition of Britton & Koontz branches and employees. For the six months ended June 30, 2014, noninterest expense increased $5.2 million, or 31.7%, compared to the six months ended June 30, 2013. Noninterest expense for the first six months of 2014 includes $2.2 million of expenses related to the acquisition of Britton & Koontz. Excluding merger-related expenses, noninterest expense for the six months ended June 30, 2014 totaled $19.5 million, an increase of $3.0 million, or 18.5%, compared to the six months ended June 30, 2013. The increase in noninterest expense resulted primarily from higher compensation and benefits expenses (up $1.7 million), foreclosed asset expense (up $535,000), occupancy expense (up $469,000) and data processing and communication expense (up $330,000) due to the addition of Britton & Koontz branches and employees.

The discussion and analysis contains financial information other than in accordance with generally accepted accounting principles (“GAAP”). The Company uses these non-GAAP financial measures in their analysis of the Company’s performance. Reconciliation of GAAP to non-GAAP disclosures are included in the table below.

Non-GAAP Reconciliation

	For the Three Months Ended		For the Six Months Ended
(dollars in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Reported noninterest expense	$10,370	$8,094	$21,627	$16,427
Less: Merger-related expenses	(207)	—	(2,162)	—

Non-GAAP noninterest expense	$10,163	$8,094	$19,465	$16,427

Reported net income	$2,753	$1,244	$4,186	$3,106
Add: Merger-related expenses (after tax)	136	—	1,451	—

Non-GAAP net income	$2,889	$1,244	$5,637	$3,106

Diluted EPS	$0.40	$0.18	$0.61	$0.44
Add: Merger-related expenses	0.02	—	0.21	—

Non-GAAP EPS	$0.42	$0.18	$0.82	$0.44

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – Loans totaled $907.6 million as of June 30, 2014, an increase of $200.2 million, or 28.3%, from December 31, 2013. Growth in the loan portfolio was primarily driven by the acquisition of Britton & Koontz, which added $163.0 million in loans at acquisition date. During the first six months of 2014, organic loan growth was related primarily to construction and land (up $18.7 million), one- to four-family first mortgage (up $9.1 million) and commercial real estate (up $8.5 million) loans. Covered Loans totaled $19.3 million as of June 30, 2014, a decrease of $2.3 million, or 10.8%, compared to December 31, 2013.

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

	June 30,	December 31,	Increase/(Decrease)
(dollars in thousands)	2014	2013	Amount	Percent
Real estate loans:
One- to four-family first mortgage	$230,415	$179,506	$50,909	28.4%
Home equity loans and lines	57,133	40,561	16,572	40.9
Commercial real estate	333,787	269,849	63,938	23.7
Construction and land	122,558	83,271	39,287	47.2
Multi-family residential	22,285	16,578	5,707	34.4

Total real estate loans	766,178	589,765	176,413	29.9

Other loans:
Commercial and industrial	96,765	77,533	19,232	24.8
Consumer	44,670	40,158	4,512	11.2

Total other loans	141,435	117,691	23,744	20.2

Total loans	$907,613	$707,456	$200,157	28.3%

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger (i.e., loans with balances of $100,000 or greater) commercial real estate, multi-family residential, construction and land loans and commercial and industrial loans are individually evaluated for impairment. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer. The Company typically orders an “as is” valuation for collateral property if the loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of June 30, 2014 and December 31, 2013, loans individually evaluated for impairment, excluding Acquired Loans, amounted to $2.0 million and $2.6 million, respectively. As of June 30, 2014 and December 31, 2013, substandard loans, excluding Acquired Loans, amounted to $9.8 million and $13.5 million, respectively. The amount of the allowance for loan losses allocated to impaired or substandard loans originated by Home Bank totaled $482,000 as of June 30, 2014 and December 31, 2013. There were no assets classified as doubtful or loss as of June 30, 2014 and December 31, 2013.

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

The following table sets forth the composition of the Company’s nonperforming assets (“NPAs”) and troubled debt restructurings as of the dates indicated.

		June 30, 2014 Acquired Loans				December 31, 2013 Acquired Loans
(dollars in thousands)	Originated	Non-covered Acquired(1)	Covered	Total	Originated	Non-covered Acquired(1)	Covered	Total
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$1,172	$3,627	$2,145	$6,944	$689	$4,744	$2,184	$7,617
Home equity loans and lines	40	293	305	638	66	487	170	723
Commercial real estate	1,074	2,750	1,406	5,230	1,939	3,957	1,221	7,117
Construction and land	64	1,415	174	1,653	84	1,307	440	1,831
Multi-family residential	—	1,570	—	1,570	—	2,248	—	2,248
Other loans:
Commercial and industrial	1,967	954	236	3,157	3,881	—	954	4,835
Consumer	285	11	110	406	277	—	111	388

Total nonaccrual loans	4,602	10,620	4,376	19,598	6,936	12,743	5,080	24,759
Accruing loans 90 days or more past due	—	—	—	—	—	—	—	—

Total nonperforming loans	4,602	10,620	4,376	19,598	6,936	12,743	5,080	24,759
Foreclosed assets	16	4,239	2,677	6,932	75	1,331	3,160	4,566

Total nonperforming assets	4,618	14,859	7,053	26,530	7,011	14,074	8,240	29,325
Performing troubled debt restructurings	134	78	3	215	424	—	6	430

Total nonperforming assets and troubled debt restructurings	$4,752	$14,937	$7,056	$26,745	$7,435	$14,074	$8,246	$29,755

Nonperforming loans to total loans				2.16%				3.50%
Nonperforming loans to total assets				1.56%				2.52%
Nonperforming assets to total assets				2.11%				2.98%

(1)	Includes $4.0 million and $5.5 million in non-covered acquired loans accounted for under ASC 310-30 at June 30, 2014 and December 31, 2013, respectively. Excluding acquired loans and assets, ratios for nonperforming loans to total loans, nonperforming loans to total assets and nonperforming assets to total assets were 0.69%, 0.45% and 0.45%, respectively, at June 30, 2014.

Net loan charge-offs for the second quarter of 2014 were $157,000, compared to net loan charge-offs of $1.8 million for the second quarter of 2013. Net loan charge-offs for the six months ended June 30, 2014 were $116,000 compared to $2.0 million for the six months ended June 30, 2013.

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

Acquired loans were recorded as of their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. Under current accounting principles, if the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision to the allowance for loan losses. As of June 30, 2014, $420,000 of our allowance for loan losses was allocated to acquired loans with deteriorated credit quality.

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

The following table presents the activity in the allowance for loan losses during the first six months of 2014.

(dollars in thousands)	Originated	Non-covered Acquired	Covered	Total

Balance, December 31, 2013	$6,670	$248	$—	$6,918
Provision charged to operations	719	237	—	956
Loans charged off	(132)	(65)	—	(197)
Recoveries on charged off loans	81	—	—	81

Balance, June 30, 2014	$7,338	$420	$—	$7,758

At June 30, 2014, the Company’s ratio of allowance for loan losses to total loans was 0.85%, compared to 0.98% and 0.90% at December 31, 2013 and June 30, 2013, respectively. Excluding acquired loans, the ratio of allowance for loan losses to total loans was 1.10% at June 30, 2014, compared to 1.12% and 1.08% at December 31, 2013 and June 30, 2013, respectively.

Investment Securities

The Company’s investment securities portfolio totaled $190.2 million as of June 30, 2014, an increase of $31.1 million, or 19.6%, from December 31, 2013. The increase resulted primarily from securities acquired from Britton & Koontz. The Company acquired $98.0 million at the acquisition date, and subsequently sold $65.1 million of the acquired investments during the first quarter. As of June 30, 2014, the Company had a net unrealized gain on its available for sale investment securities portfolio of $1.8 million, compared to $300,000 as of December 31, 2013. The investment securities portfolio had a modified duration of 4.1 and 4.2 years at June 30, 2014 and December 31, 2013, respectively.

The following table summarizes activity in the Company’s investment securities portfolio during the first six months of 2014.

(dollars in thousands)	Available for Sale	Held to Maturity

Balance, December 31, 2013	$149,632	$9,405
Purchases	13,512	2,151
Sales	(66,904)	—
Principal payments and calls	(16,038)	(467)
Acquired from Britton & Koontz, at fair value	97,985	—
Accretion of discounts and amortization of premiums, net	(508)	(105)
Increase in market value	1,523	—

Balance, June 30, 2014	$179,202	$10,984

Funding Sources

Deposits – Deposits totaled $981.7 million as of June 30, 2014, an increase of $240.4 million, or 32.4%, compared to December 31, 2013. The acquisition of Britton & Koontz added $216.6 million in deposits. Core deposits totaled $744.0 million as of June 30, 2014, an increase of $195.2 million, or 35.6%, compared to December 31, 2013. Core deposits acquired from Britton & Koontz totaled $151.9 million at the acquisition date.

The following table sets forth the composition of the Company’s deposits at the dates indicated.

	June 30,	December 31,	Increase (Decrease)
(dollars in thousands)	2014	2013	Amount	Percent

Demand deposit	$248,541	$174,475	$74,066	42.5%
Savings	78,947	56,694	22,253	39.3
Money market	227,029	192,303	34,726	18.1
NOW	189,515	125,391	64,124	51.1
Certificates of deposit	237,709	192,449	45,260	23.5

Total deposits	$981,741	$741,312	$240,429	32.4%

Federal Home Loan Bank Advances – Short-term FHLB advances totaled $90.5 million as of June 30, 2014, compared to $87.0 million as of December 31, 2013. Long-term FHLB advances totaled $12.0 million as of June 30, 2014 compared to $10.0 million as of December 31, 2013.

Securities Sold Under Repurchase Agreement – The acquisition of Britton & Koontz added $20.7 million in securities sold under repurchase agreement with a July 2015 maturity date and an effective interest rate of 0.36%. Britton & Koontz sold various investment securities with an agreement to repurchase these securities at various times. The underlying securities are U.S. Government obligations and obligations of other U.S. Government agencies. At June 30, 2014, these securities had coupon rates ranging from 1.25% to 3.75% and maturity dates ranging from 2016 to 2028.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding that allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. Shareholders’ equity increased $6.2 million, or 4.3%, from $141.9 million as of December 31, 2013 to $148.1 million as of June 30, 2014. The increase was primarily the result of retained earnings (up $4.2 million) and other comprehensive income (up $1.0 million).

As of June 30, 2014, the Bank had regulatory capital that was well in excess of regulatory requirements. The following table details the Bank’s actual levels and current regulatory capital requirements as of June 30, 2014.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 risk-based capital	$139,063	16.29%	$34,151	4.00%	$51,226	6.00%
Total risk-based capital	146,821	17.20	68,302	8.00	85,377	10.00
Tier 1 leverage capital	139,063	11.11	50,070	4.00	62,588	5.00
Tangible capital	139,063	11.11	18,776	1.50	N/A	N/A

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity Management

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring adequate cash flow exists to meet the Company’s needs, including operating, strategic and capital. The Company develops its liquidity management strategies as part of its overall asset/liability management process. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity. As of June 30, 2014, cash and cash equivalents totaled $56.3 million. At such date, investment securities available for sale totaled $179.2 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. As of June 30, 2014, certificates of deposit maturing within the next 12 months totaled $146.4 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended June 30, 2014, the average balance of our outstanding FHLB advances was $96.2 million. As of June 30, 2014, the Company had $102.5 million in outstanding FHLB advances and had $347.8 million in additional FHLB advances available.

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

Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of June 30, 2014.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	(1.5)%
+200	(0.9)
+100	(0.3)

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of June 30, 2014 and December 31, 2013.

	Contract Amount
(dollars in thousands)	June 30, 2014	December 31, 2013

Standby letters of credit	$4,035	$1,253
Available portion of lines of credit	97,818	60,755
Undisbursed portion of loans in process	62,228	72,333
Commitments to originate loans	77,834	48,854

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

RESULTS OF OPERATIONS

During the second quarter of 2014, the Company earned $2.8 million, an increase of $1.5 million, or 121.3%, compared to the second quarter of 2013. The second quarter of 2014 includes $207,000 of pre-tax merger expenses related to the acquisition of Britton & Koontz. Excluding merger-related expenses, net income for the second quarter of 2014 was $2.9 million, an increase of 132.3% compared to second quarter of 2013. Diluted earnings per share for the second quarter of 2014 were $0.40, an increase of $0.22, or 122.2%, compared to the second quarter of 2013. Excluding merger-related expenses, diluted earnings per share were $0.42 for the second quarter of 2014, an increase of 133.3% compared to the second quarter of 2013.

For the six months ended June 30, 2014, the Company’s net income was $4.2 million, an increase of $1.1 million, or 34.8%, compared to the six months ended June 30, 2013. The six-month period ended June 30, 2014 includes $2.2 million of pre-tax merger expenses related to the acquisition of Britton & Koontz. Excluding merger-related expenses, net income for the six-months ended June 30, 2014 was $5.6 million, an increase of 81.5% compared to six months ended June 30, 2013. Diluted earnings per share for the six months ended June 30, 2014 were $0.61, an increase of $0.17, or 38.6%, compared to the six months ended June 30, 2013. Excluding merger-related expenses, diluted earnings per share were $0.82 for the six months ended June 30, 2014, an increase of 86.4% compared to the six months ended June 30, 2013.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 4.55% and 4.45% for the three months ended June 30, 2014 and June 30, 2013, respectively, and 4.58% and 4.46% for the six months ended June 30, 2014 and June 30, 2013, respectively. The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.64% and 4.59% for the three months ended June 30, 2014 and June 30, 2013, respectively, and 4.68% and 4.61% for the six months ended June 30, 2014 and June 30, 2013, respectively. The increase in the net interest spread and net interest margin related primarily to the addition of Britton & Koontz’s interest-earning assets and interest-bearing liabilities.

Net interest income totaled $13.1 million for the three months ended June 30, 2014, an increase of $3.2 million, or 31.9%, compared to the three months ended June 30, 2013. For the six months ended June 30, 2014, net interest income totaled $24.9 million, an increase of $5.1 million, or 25.9%, compared to the six months ended June 30, 2013. The addition of Britton & Koontz’s earning assets accounted for the vast majority of the increase.

Interest income increased $3.1 million, or 28.5%, in the second quarter of 2014, compared to the second quarter of 2013. For the six months ended June 30, 2014, interest income increased $4.8 million, or 22.0%, compared to the six months ended June 30, 2013. Higher interest income in the 2014 periods was due largely to the addition of Britton & Koontz’s interest-earning assets.

Interest expense decreased $84,000, or 9.1%, in the second quarter of 2014 compared to the second quarter of 2013. For the six months ended June 30, 2014, interest expense decreased $353,000, or 18.2%, compared to the six months ended June 30, 2013. The decrease was due largely to the addition of Britton and Koontz’s customer deposits and the change in funding mix over the past year.

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

	Three Months Ended June 30,
	2014			2013
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate(1)
Interest-earning assets:
Loans receivable(1)	$898,123	$12,923	5.72%	$683,394	$10,068	5.86%
Investment securities (TE)	191,732	970	2.22	154,523	752	2.11
Other interest-earning assets	40,828	47	0.46	28,153	32	0.46

Total interest-earning assets (TE)	1,130,683	13,940	4.94	866,070	10,852	5.01

Noninterest-earning assets	115,617			101,613

Total assets	$1,246,300			$967,683

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$493,892	$283	0.23%	$372,613	$240	0.26%
Certificates of deposit	241,107	421	0.70	231,824	560	0.97

Total interest-bearing deposits	734,999	704	0.38	604,437	800	0.53
Securities sold under repurchase agreement	20,819	19	0.36	—	—	—
FHLB advances	96,169	115	0.48	50,734	122	0.96

Total interest-bearing liabilities	851,987	838	0.39	655,171	922	0.56

Noninterest-bearing liabilities	247,506			168,804

Total liabilities	1,099,493			823,975
Shareholders’ equity	146,807			143,708

Total liabilities and shareholders’ equity	$1,246,300			$967,683

Net interest-earning assets	$278,696			$210,899

Net interest spread (TE)		$13,102	4.55%		$9,930	4.45%

Net interest margin (TE)			4.64%			4.59%

	Six Months Ended June 30,
	2014			2013
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate(1)
Interest-earning assets:
Loans receivable(1)	$845,816	$24,407	5.76%	$679,415	$20,140	5.92%
Investment securities (TE)	190,874	2,021	2.34	154,240	1,523	2.13
Other interest-earning assets	35,997	78	0.44	28,453	64	0.45

Total interest-earning assets (TE)	1,072,687	26,506	4.98	862,108	21,727	5.06

Noninterest-earning assets	109,643			102,505

Total assets	$1,182,330			$964,613

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$458,552	$520	0.23%	$371,103	$509	0.28%
Certificates of deposit	230,167	807	0.71	238,623	1,172	0.99

Total interest-bearing deposits	688,719	1,327	0.39	609,726	1,681	0.56
Securities sold under repurchase agreement	17,425	35	0.41	—	—	—
FHLB advances	102,897	231	0.45	45,989	266	1.16

Total interest-bearing liabilities	809,041	1,593	0.40	655,715	1,947	0.60

Noninterest-bearing liabilities	229,221			165,487

Total liabilities	1,038,262			821,202
Shareholders’ equity	144,068			143,411

Total liabilities and shareholders’ equity	$1,182,330			$964,613

Net interest-earning assets	$263,646			$206,393

Net interest spread (TE)		$24,913	4.58%		$19,780	4.46%

Net interest margin (TE)			4.68%			4.61%

(1)	Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process. Acquired loans were recorded at fair value upon acquisition and accrete interest income over the remaining lives of the respective loans.

(The following table displays the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in average volume between periods times prior year rate), (ii) changes attributable to rate (changes in average rate between periods times prior year volume) and (iii) total increase (decrease).

	For the Three Months Ended June 30, 2014 Compared to 2013 Change Attributable To			For the Six Months Ended June 30, 2014 Compared to 2013 Change Attributable To
(dollars in thousands)	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
Interest income:
Loans receivable	$(327)	$3,182	$2,855	$(730)	$4,997	$4,267
Investment securities (TE)	14	204	218	66	432	498
Other interest-earning assets	—	15	15	(2)	16	14

Total interest income	(313)	3,401	3,088	(666)	5,445	4,779

Interest expense:
Savings, checking and money market accounts	(26)	69	43	(89)	100	11
Certificates of deposit	(158)	19	(139)	(327)	(38)	(365)
Securities sold under repurchase agreement	—	19	19	—	35	35
FHLB advances	28	(35)	(7)	92	(127)	(35)

Total interest expense	(156)	72	(84)	(324)	(30)	(354)

Increase (decrease) in net interest income	$(157)	$3,329	$3,172	$(342)	$5,475	$5,133

Provision for Loan Losses – For the quarter ended June 30, 2014, the Company recorded a provision for loan losses of $811,000, or 63.9% lower than the $2.2 million recorded for the same period in 2013. For the six months ended June 30, 2014, the provision for loan losses totaled $956,000, a decrease of $1.8 million, or 65.5%, compared to the six months ended June 30, 2013. The provision for loan losses for the second quarter of 2014 relates primarily to loan growth and deterioration in certain acquired loans included in the GSFC loan portfolio.

As of June 30, 2014, the Company’s ratio of allowance for loan losses to total loans was 0.85%, compared to 0.98% and 0.90% at December 31, 2013 and June 30, 2013, respectively. Excluding acquired loans, the ratio of the allowance for loan losses to total loans was 1.10% at June 30, 2014, compared to 1.12% at December 31, 2013 and 1.08% at June 30, 2013, respectively.

Noninterest Income – The Company’s noninterest income was $2.3 million for the three months ended June 30, 2014, $24,000, or 1.1%, lower than the $2.3 million earned for the same period in 2013. Noninterest income was $3.9 million for the six months ended June 30, 2013, $185,000, or 4.5%, lower than the $4.1 million earned for the same period of 2013.

The decrease in noninterest income in the second quarter of 2014 compared to the second quarter of 2013 resulted primarily from the absence of gains on the sale of securities (down $428,000), which was partially offset by increases in service fees and charges (up $317,000) and bank card fees (up $115,000).

The decrease in noninterest income for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 resulted primarily from lower gains on the sale of securities (down $426,000) and the sale of mortgage loans (down $374,000), which were partially offset by increases in service fees and charges (up $531,000) and bank card fees (up $157,000).

Noninterest Expense – The Company’s noninterest expense was $10.4 million for the three months ended June 30, 2014, $2.3 million, or 28.1%, higher than the $8.1 million recorded for the same period in 2013. Noninterest expense was $21.6 million for the six months ended June 30, 2014, $5.2 million, or 31.7% higher than the $16.4 million for the same period of 2013. Noninterest expense includes $207,000 of merger expenses related to the acquisition of Britton & Koontz in the second quarter of 2014 and $2.2 million for the six months ended June 30, 2014. Such merger-related expenses include professional fees, data conversion, contract cancellation cost included in other expenses and severance and other employee costs associated with the merger and related systems conversion. Excluding merger-related expenses, noninterest expense for the second quarter of 2014 totaled $10.2 million, an increase of $2.1 million, or 25.6%, compared to the second quarter of 2013. Excluding merger-related expenses, noninterest expense for the six months ended June 30, 2014 totaled $19.5 million, an increase of $3.0 million, or 18.5%, compared to the same period of 2013. The increase primarily relates to the growth of the Company due to the addition of Britton & Koontz branches and employees.

Income Taxes – For the quarters ended June 30, 2014 and June 30, 2013, the Company incurred income tax expense of $1.4 million and $621,000, respectively. The Company’s effective tax rate was 34.0% and 33.3% during the second quarters of 2014 and 2013, respectively. For the six months ended June 30, 2014 and June 30, 2013, the Company incurred income tax expense of $2.1 million and $1.6 million, respectively. The Company’s effective tax rate amounted to 32.9% and 33.6% during the six months ended June 30, 2014 and June 30, 2013, respectively. The decline in the effective tax rate during the first six months of 2014 is due primarily to the income earned on the tax-exempt securities acquired in the acquisition of Britton & Koontz. Differences between the effective tax rate and the statutory tax rate primarily relate to variances in items that are non-taxable or non-deductible (e.g., state tax, tax-exempt income, tax credits, etc.).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/ Liability Management and Market Risk”. Additional information at June 30, 2014 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
April 1 – April 30, 2014	—	$—	202,477	167,523
May 1 – May 31, 2014	18,494	21.24	220,971	149,029
June 1 – June 30, 2014	2,000	20.00	222,971	147,029

Total	20,494	$21.12	222,971	147,029

(1)	On June 7, 2013, the Company announced the commencement of a new stock repurchase program. Under the plan, the Company can repurchase up to 370,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions.

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

HOME BANCORP, INC.

August 8, 2014	By:	/s/ John W. Bordelon
John W. Bordelon
President, Chief Executive Officer and Director

August 8, 2014	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer

August 8, 2014	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank First Vice President and Director of Financial Reporting