Form 10-Q
period 2014-09-30
HOME BANCORP, INC.
filed 2014-11-07
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2014

or

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

At October 31, 2014, the registrant had 7,114,516 shares of common stock, $0.01 par value, outstanding.

HOME BANCORP, INC. and SUBSIDIARY

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) September 30, 2014	(Audited) December 31, 2013
Assets
Cash and cash equivalents	$54,620,690	$32,638,900
Interest-bearing deposits in banks	5,771,000	2,940,000
Investment securities available for sale, at fair value	181,238,080	149,632,153
Investment securities held to maturity (fair values of $11,363,641 and $9,275,158, respectively)	11,211,745	9,404,790
Mortgage loans held for sale	7,397,081	1,951,345
Loans covered by loss sharing agreements	18,492,286	21,673,808
Noncovered loans, net of unearned income	888,872,055	685,782,309

Total loans, net of unearned income	907,364,341	707,456,117
Allowance for loan losses	(7,418,243)	(6,918,009)

Total loans, net of unearned income and allowance for loan losses	899,946,098	700,538,108

Office properties and equipment, net	38,217,660	30,702,635
Cash surrender value of bank-owned life insurance	19,047,294	17,750,604
FDIC loss sharing receivable	6,449,226	12,698,077
Accrued interest receivable and other assets	35,847,211	25,984,346

Total Assets	$1,259,746,085	$984,240,958

Liabilities
Deposits:
Noninterest-bearing	$249,312,411	$174,475,044
Interest-bearing	734,074,472	566,837,372

Total deposits	983,386,883	741,312,416
Short-term Federal Home Loan Bank (FHLB) advances	78,500,875	87,000,000
Long-term Federal Home Loan Bank (FHLB) advances	16,500,000	10,000,000
Securities sold under repurchase agreements	20,540,654	—
Accrued interest payable and other liabilities	9,699,673	4,019,013

Total Liabilities	1,108,628,085	842,331,429

Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,996,745 and 8,958,395 shares issued; 7,114,516 and 7,099,314 shares outstanding, respectively	89,968	89,585
Additional paid-in capital	93,025,616	92,192,410
Treasury stock at cost - 1,882,229 and 1,859,081 shares, respectively	(28,502,198)	(28,011,398)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(4,999,020)	(5,266,830)
Recognition and Retention Plan (RRP)	(224,114)	(1,018,497)
Retained earnings	90,791,742	83,729,144
Accumulated other comprehensive income	936,006	195,115

Total Shareholders’ Equity	151,118,000	141,909,529

Total Liabilities and Shareholders’ Equity	$1,259,746,085	$984,240,958

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest Income
Loans, including fees	$13,090,209	$10,438,505	$37,497,393	$30,578,885
Investment securities	936,379	754,902	2,957,544	2,278,112
Other investments and deposits	41,723	32,471	119,403	96,077

Total interest income	14,068,311	11,225,878	40,574,340	32,953,074

Interest Expense
Deposits	718,367	729,941	2,044,983	2,410,621
Securities sold under repurchase agreement	18,838	—	54,147	—
Short-term FHLB advances	30,655	12,060	99,897	27,146
Long-term FHLB advances	87,867	80,550	250,106	331,660

Total interest expense	855,727	822,551	2,449,133	2,769,427

Net interest income	13,212,584	10,403,327	38,125,207	30,183,647
Provision for loan losses	891,989	453,133	1,847,958	3,221,326

Net interest income after provision for loan losses	12,320,595	9,950,194	36,277,249	26,962,321

Noninterest Income
Service fees and charges	1,008,416	741,983	2,781,487	1,984,049
Bank card fees	576,105	445,784	1,601,221	1,314,299
Gain on sale of loans, net	308,708	314,626	909,173	1,289,487
Income from bank-owned life insurance	116,513	114,473	342,347	351,575
Gain on sale of securities, net	—	—	1,826	428,200
Accretion of FDIC loss sharing receivable	54,873	111,066	205,749	334,913
Other income	96,000	52,215	226,938	170,351

Total noninterest income	2,160,615	1,780,147	6,068,741	5,872,874

Noninterest Expense
Compensation and benefits	5,785,428	5,017,628	18,292,578	14,993,975
Occupancy	1,213,874	914,187	3,419,434	2,642,463
Marketing and advertising	244,364	152,270	695,823	563,793
Data processing and communication	964,541	574,364	3,396,596	1,842,036
Professional services	210,459	217,657	925,961	623,909
Forms, printing and supplies	135,840	86,965	499,060	329,762
Franchise and shares tax	184,385	272,960	553,156	819,540
Regulatory fees	306,724	225,175	790,763	668,059
Foreclosed assets, net	91,836	90,982	772,972	236,740
Other expenses	830,629	451,767	2,248,951	1,710,201

Total noninterest expense	9,968,080	8,003,955	31,595,294	24,430,478

Income before income tax expense	4,513,130	3,726,386	10,750,696	8,404,717
Income tax expense	1,636,613	1,243,639	3,688,098	2,816,445

Net Income	$2,876,517	$2,482,747	$7,062,598	$5,588,272

Earnings per share:
Basic	$0.44	$0.38	$1.08	$0.84
Diluted	$0.41	$0.37	$1.02	$0.80

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net Income	$2,876,517	$2,482,747	$7,062,598	$5,588,272

Other Comprehensive (Loss) Income
Unrealized (losses) gains on investment securities	$(383,068)	$(230,202)	$1,141,658	$(3,331,197)
Reclassification adjustment for gains included in net income	—	—	(1,826)	(428,200)
Tax effect(1)	134,074	80,571	(398,941)	1,266,730

Other comprehensive (loss) income, net of taxes	$(248,994)	$(149,631)	$740,891	$(2,492,667)

Comprehensive Income	$2,627,523	$2,333,116	$7,803,489	$3,095,605

(1)	The tax effect for the three and nine months ended September 30, 2014 on the change in unrealized (losses) gains on investment securities was $134,074 and $399,580, respectively, compared to $80,571 and $1,116,860, respectively, for the three and nine months ended September 30, 2013. The tax effect for the three and nine months ended September 30, 2014 on the reclassification adjustment for gains included in net income had a tax effect of $0 and $639, respectively, compared to $0 and $149,870, respectively, for the three and nine months ended September 30, 2013.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2012(1)	$89,506	$90,986,820	$(21,719,954)	$(5,623,910)	$(1,831,759)	$76,435,222	$3,237,935	$141,573,860
Comprehensive income:
Net income						5,588,272		5,588,272
Other comprehensive income							(2,492,667)	(2,492,667)
Treasury stock acquired at cost, 347,313 shares			(6,283,942)					(6,283,942)
Exercise of stock options	73	84,734						84,807
RRP shares released for allocation		(652,717)			810,902			158,185
ESOP shares released for allocation		220,977		267,810				488,787
Share-based compensation cost		1,103,377						1,103,377

Balance, September 30, 2013	$89,579	$91,743,191	$(28,003,896)	$(5,356,100)	$(1,020,857)	$82,023,494	$745,268	$140,220,679

Balance, December 31, 2013(1)	$89,585	$92,192,410	$(28,011,398)	$(5,266,830)	$(1,018,497)	$83,729,144	$195,115	$141,909,529
Comprehensive income:
Net income						7,062,598		7,062,598
Other comprehensive income							740,891	740,891
Treasury stock acquired at cost, 23,148 shares			(490,800)					(490,800)
Exercise of stock options	383	443,305						443,688
RRP shares released for allocation		(565,552)			794,383			228,831
ESOP shares released for allocation		295,634		267,810				563,444
Share-based compensation cost		659,819						659,819

Balance, September 30, 2014	$89,968	$93,025,616	$(28,502,198)	$(4,999,020)	$(224,114)	$90,791,742	$936,006	$151,118,000

(1)	Balances as of December 31, 2012 and December 31, 2013 are audited.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities, net of effects of acquisition in 2014:
Net income	$7,062,598	$5,588,272
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,847,958	3,221,326
Depreciation	1,273,030	1,072,571
Amortization of purchase accounting valuations and intangibles	6,953,998	575,194
Net amortization of mortgage servicing asset	120,053	146,142
Federal Home Loan Bank stock dividends	(14,400)	(6,900)
Net amortization of premium on investments	965,267	832,966
Gain on sale of investment securities, net	(1,826)	(428,200)
Gain on loans sold, net	(909,173)	(1,289,487)
Proceeds, including principal payments, from loans held for sale	77,563,076	69,787,342
Originations of loans held for sale	(80,453,596)	(64,683,615)
Non-cash compensation	1,223,263	1,592,164
Deferred income tax (benefit) provision	(336,852)	473,020
Decrease in interest receivable and other assets	7,903,958	53,803
Increase in cash surrender value of bank-owned life insurance	(342,347)	(351,574)
(Decrease) increase in accrued interest payable and other liabilities	(590,751)	1,349,999

Net cash provided by operating activities	22,264,256	17,933,023

Cash flows from investing activities, net of effects of acquisition in 2014:
Purchases of securities available for sale	(22,810,016)	(28,894,559)
Purchases of securities held to maturity	(2,442,105)	(7,793,964)
Proceeds from maturities, prepayments and calls on securities available for sale	22,629,218	22,865,281
Proceeds from maturities, prepayments and calls on securities held to maturity	466,470	456,395
Proceeds from sales of securities available for sale	66,905,382	7,704,863
Net increase in loans	(53,143,306)	(14,039,556)
Reimbursement from FDIC for covered assets	427,897	1,399,929
Decrease in certificates of deposit in other institutions	992,000	344,000
Proceeds from sale of repossessed assets	4,281,287	4,177,336
Purchases of office properties and equipment	(3,094,322)	(608,383)
Proceeds from sale of properties and equipment	61,008	—
Net cash disbursed in business combination	(22,995,649)	—
Purchases of Federal Home Loan Bank stock	(2,742,900)	(1,751,500)
Proceeds from redemption of Federal Home Loan Bank stock	3,118,300	1,533,600

Net cash used in investing activities	(8,346,736)	(14,606,558)

Cash flows from financing activities, net of effects of acquisition in 2014:
Increase (decrease) in deposits	25,575,056	(5,554,642)
(Decrease) increase in Federal Home Loan Bank advances	(11,149,000)	4,840,980
Decrease in securities sold under repurchase agreements	(6,314,674)	—
Purchase of treasury stock	(490,800)	(6,283,942)
Proceeds from exercise of stock options	443,688	84,807

Net cash provided by financing activities	8,064,270	(6,912,797)

Net change in cash and cash equivalents	21,981,790	(3,586,332)
Cash and cash equivalents at beginning of year	32,638,900	39,539,366

Cash and cash equivalents at end of period	$54,620,690	$35,953,034

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Home Bancorp, Inc. (the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, other comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine-month period ended September 30, 2014 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2013.

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

In June 2014, the FASB issued ASU 2014-12, “Compensation – Stock Compensation” (Topic 718), which clarifies the recognition of stock compensation over the required service period, if it is probable that the performance condition will be achieved. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and should be applied prospectively. The adoption of this ASU is not expected to have a material effect on our Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-14, “Troubled Debt Restructurings by Creditors Classification of Certain Government- Guaranteed Mortgage Loans upon Foreclosure.” ASU 2014-14 addresses the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs. Under certain government-sponsored loan guarantee programs, qualifying creditors can extend mortgage loans to borrowers with a guarantee that entitles the creditor to recover all or a portion of the unpaid principal balance from the government if the borrower defaults. The ASU requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. The separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered. The ASU is effective for interim and annual periods after December 15, 2014. The adoption of this ASU is not expected to have a material effect on our Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires companies to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Management will be required to make the evaluation and disclose for both annual and interim reporting periods. The ASU is effective for interim and annual periods after December 15, 2016. The adoption of this ASU is not expected to have a material effect on our Consolidated Financial Statements.

3. Acquisition Activity

On February 14, 2014, the Company completed the acquisition of Britton & Koontz Capital Corporation (“Britton & Koontz”), the former holding company of Britton & Koontz Bank, N.A. (“Britton & Koontz Bank”) of Natchez, Mississippi. Shareholders of Britton & Koontz received $16.14 per share in cash, yielding an aggregate purchase price of $34,515,000.

The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. In accordance with ASC 805, the Company recorded goodwill totaling $258,000 from the acquisition as a result of consideration transferred over net assets acquired. Both the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values. Identifiable intangible assets, including core deposit intangible assets, were recorded at fair value.

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

(dollars in thousands)	As Acquired	Fair Value Adjustments		As recorded by Home Bancorp

Assets
Cash and cash equivalents	$15,342	$—		$15,342
Investment securities	96,952	1,033	(a)	97,985
Loans	170,083	(7,867	)(b)	162,216
Repossessed assets	2,699	(871	)(c)	1,828
Office properties and equipment, net	6,566	(811	)(d)	5,755
Core deposit intangible	—	3,030	(e)	3,030
Other assets	9,212	3,303	(f)	12,515

Total assets acquired	$300,854	$(2,183)		$298,671

Liabilities
Interest-bearing deposits	$156,839	$186	(g)	$157,025
Noninterest-bearing deposits	59,575	—		59,575
FHLB advances	9,149	103	(h)	9,252
Other borrowings	26,315	976	(i)	27,291
Other liabilities	11,125	146		11,271

Total liabilities assumed	$263,003	$1,411		$264,414

Excess of assets acquired over liabilities assumed				34,257
Cash consideration paid				(34,515)

Total goodwill recorded				$258

(a)	The adjustment represents the market value adjustments on Britton & Koontz’s investments based on their interest rate risk and credit risk.
(b)	The adjustment to reflect the fair value of loans includes:

•	Adjustment of $2.1 million to reflect the removal of Britton & Koontz’s allowance for loan losses in accordance with ASC 805;

•	Adjustment of $5.8 million for loans within the scope of ASC 310-30. As a result of an analysis by management of all impaired loans, $20.1 million of loans were determined to be within the scope of, and were evaluated under, ASC 310-30. The contractually required payments receivable related to ASC 310-30 loans is approximately $34.0 million with expected cash flow to be collected of $17.3 million. The estimated fair value of such loans is $15.0 million, with a nonaccretable difference of $3.6 million and an accretable yield of $2.3 million; and

•	Adjustment of $4.1 million for all remaining loans determined not to be within the scope of ASC 310-30. Loans which are not within the scope of ASC 310-30 totaled $151.5 million. In determining the fair value of the loans which are not within the scope of ASC 310-30, the acquired loan portfolio was evaluated based on risk characteristics and other credit and market criteria to determine a credit quality adjustment to the fair value of the loans acquired. The acquired loan balance was reduced by the aggregate amount of the credit quality adjustment in determining the fair value of the loans.

(c)	The adjustment represents the write down of the book value of Britton & Koontz’s repossessed assets to their estimated fair value, as adjusted for estimated costs to sell.
(d)	The adjustment represents the adjustment of Britton & Koontz’s office properties and equipment to their estimated fair value at the acquisition date.
(e)	The adjustment represents the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the estimated life of the deposit base of 15 years.
(f)	The adjustment is to record the deferred tax asset on the transaction and the estimated fair value on other assets.
(g)	The adjustment represents the fair value of certificates of deposit acquired based on current interest rates for similar instruments. The adjustment will be recognized using a level yield amortization method based on maturities of the deposit liabilities.
(h)	The adjustment is to record the fair value of FHLB advances acquired at various terms and maturities based on market rates at the acquisition date. The adjustment will be recognized using a level yield amortization method based on maturities of the borrowings.
(i)	The adjustment is to record the fair value of other borrowings acquired at various terms and maturities based on market rates at the acquisition date. The adjustment will be recognized using a level yield amortization method based on maturities of the borrowings.

The following pro forma information for the nine months ended September 30, 2014 and 2013 reflects the Company’s estimated consolidated results of operations as if the acquisition of Britton & Koontz occurred at January 1, 2013, unadjusted for potential cost savings.

(dollars in thousands except per share information)	2014	2013
Net interest income	$38,580	$38,496
Noninterest income	6,318	8,442
Noninterest expense	31,014	33,383
Net income	7,907	6,872
Earnings per share – basic	$1.21	$1.04
Earnings per share – diluted	1.14	0.99

The selected pro forma financial information presented above is for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period.

4. Investment Securities

Summary information regarding the Company’s investment securities classified as available for sale and held to maturity as of September 30, 2014 and December 31, 2013 is as follows.

(dollars in thousands)			Gross Unrealized Losses
September 30, 2014	Amortized Cost	Gross Unrealized Gains	Less Than 1 Year	Over 1 Year	Fair Value
Available for sale:
U.S. agency mortgage-backed	$125,726	$1,734	$71	$750	$126,639
Non-U.S. agency mortgage-backed	8,262	92	13	22	8,319
Municipal bonds	25,071	597	3	77	25,588
U.S. government agency	20,739	200	—	247	20,692

Total available for sale	$179,798	$2,623	$87	$1,096	$181,238

Held to maturity:
Municipal bonds	$11,212	$181	$10	$19	$11,364

Total held to maturity	$11,212	$181	$10	$19	$11,364

(dollars in thousands)			Gross Unrealized Losses
December 31, 2013	Amortized Cost	Gross Unrealized Gains	Less Than 1 Year	Over 1 Year	Fair Value
Available for sale:
U.S. agency mortgage-backed	$96,145	$1,765	$909	$216	$96,785
Non-U.S. agency mortgage-backed	9,765	58	31	43	9,749
Municipal bonds	19,879	318	279	119	19,799
U.S. government agency	23,543	236	480	—	23,299

Total available for sale	$149,332	$2,377	$1,699	$378	$149,632

Held to maturity:
U.S. agency mortgage-backed	$132	$1	$—	$—	$133
Municipal bonds	9,273	67	198	—	9,142

Total held to maturity	$9,405	$68	$198	$—	$9,275

The estimated fair value and amortized cost by maturity of the Company’s investment securities as of September 30, 2014 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$—	$160	$27,330	$99,149	$126,639
Non-U.S. agency mortgage-backed	—	—	—	8,319	8,319
Municipal bonds	1,167	7,579	12,426	4,416	25,588
U.S. government agency	—	14,051	1,936	4,705	20,692

Total available for sale	$1,167	$21,790	$41,692	$116,589	$181,238

Securities held to maturity:
U.S. agency mortgage-backed	$—	$—	$—	$—	$—
Municipal bonds	—	662	9,241	1,461	11,364

Total held to maturity	—	662	9,241	1,461	11,364

Total investment securities	$1,167	$22,452	$50,933	$118,050	$192,602

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$—	$150	$27,312	$98,264	$125,726
Non-U.S. agency mortgage-backed	—	—	—	8,262	8,262
Municipal bonds	1,150	7,344	12,305	4,272	25,071
U.S. government agency	—	14,153	2,000	4,586	20,739

Total available for sale	$1,150	$21,647	$41,617	$115,384	$179,798

Securities held to maturity:
U.S. agency mortgage-backed	$—	$—	$—	$—	$—
Municipal bonds	—	636	9,122	1,454	11,212

Total held to maturity	—	636	9,122	1,454	11,212

Total investment securities	$1,150	$22,283	$50,739	$116,838	$191,010

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

As of September 30, 2014 and December 31, 2013, the Company had $80,934,000 and $43,977,000, respectively, of securities pledged to secure public deposits. As of September 30, 2014, the Company had $21,563,000 of securities pledged to securities sold under repurchase agreements.

As of September 30, 2014, 47 of the Company’s debt securities had unrealized losses totaling 1.9% of the individual securities amortized cost basis and 0.6% of the Company’s total amortized cost basis of the investment securities portfolio. 29 of the 47 securities had been in a continuous loss position for over 12 months at such date. The 29 securities had an aggregate amortized cost basis of $36.8 million and unrealized loss of $1.1 million at September 30, 2014. Management has the intent and ability to hold these debt securities until maturity, or until anticipated recovery; hence, no declines in these 47 securities were deemed to be other-than-temporary.

5. Earnings Per Share

Earnings per common share were computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013

Numerator:
Net income available to common shareholders	$2,877	$2,483	$7,063	$5,588

Denominator:
Weighted average common shares outstanding	6,577	6,482	6,534	6,627
Effect of dilutive securities:
Restricted stock	5	36	32	60
Stock options	369	251	349	257

Weighted average common shares outstanding – assuming dilution	6,951	6,769	6,915	6,944

Earnings per common share	$0.44	$0.38	$1.08	$0.84

Earnings per common share – assuming dilution	$0.41	$0.37	$1.02	$0.80

Options on 9,500 and 54,000 shares of common stock were not included in the computation of diluted earnings per share for the three months ended September 30, 2014 and September 30, 2013, respectively, because the effect of these shares was anti-dilutive. Options on 34,833 and 51,496 shares of common stock were not included in the computation of diluted earnings per share for the nine months ended September 30, 2014 and September 30, 2013, respectively, because the effect of these shares was anti-dilutive.

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

Non-covered Acquired Loans

Non-covered acquired loans are those collectively associated with our acquisitions of GS Financial Corp. (“GSFC”), the former holding company of Guaranty Savings Bank of Metairie, Louisiana, on July 15, 2011 and Britton & Koontz Capital Corporation (“Britton & Koontz”), the former holding company of Britton & Koontz Bank, N.A. (“Britton & Koontz Bank”) of Natchez, Mississippi on February 14, 2014. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The non-covered acquired loans were segregated between those considered to be performing (“acquired performing”) and those with evidence of credit deterioration (“acquired impaired”), and then further segregated into loan pools designed to facilitate the estimation of expected cash flows. The fair value estimate for each pool of acquired performing and acquired impaired loans was based on the estimate of expected cash flows, both principal and interest, from that pool, discounted at prevailing market interest rates.

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

Covered Loans and the Related Loss Share Receivable

The loans purchased in the Company’s 2010 acquisition of certain assets and liabilities of Statewide Bank (“Statewide”) are covered by loss sharing agreements between the FDIC and the Company that afford the Company significant loss protection. In connection with the transaction, Home Bank entered into loss sharing agreements with the FDIC which cover the acquired loan portfolio (“Covered Loans”) and repossessed assets (collectively referred to as “Covered Assets”). Under the terms of the loss sharing agreements, the FDIC will, subject to the terms and conditions of the agreements, absorb 80% of the first $41,000,000 of losses incurred on Covered Assets and 95% of losses on Covered Assets exceeding $41,000,000 during the periods specified in the loss sharing agreements. These covered loans are accounted for as acquired impaired loans as described above. The loss share receivable is measured separately from the related covered loans as it is not contractually embedded in the loans and is not transferable should the loans be sold. The fair value of the loss share receivable at acquisition was estimated by discounting projected cash flows related to the loss share agreements based on the expected reimbursements for losses using the applicable loss share percentages. The discounted amount is accreted into non-interest income over the remaining life of the covered loan pool or the life of the loss share agreement.

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

The allowance for loan losses and recorded investment in loans as of the dates indicated are as follows.

	As of September 30, 2014
	Originated Loans		Acquired Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Non-covered Acquired Loans(1)	Covered Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,121	$—	$174	$—	$1,295
Home equity loans and lines	437	—	111	—	548
Commercial real estate	2,596	107	—	—	2,703
Construction and land	1,178	—	133	—	1,311
Multi-family residential	145	—	—	—	145
Commercial and industrial	885	—	17	—	902
Consumer	514	—	—	—	514

Total allowance for loan losses	$6,876	$107	$435	$—	$7,418

	As of September 30, 2014
	Originated Loans		Acquired Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Non-covered Acquired Loans(1)	Covered Loans	Total
Loans:
One- to four-family first mortgage	$161,591	$78	$69,068	$3,579	$234,316
Home equity loans and lines	33,804	—	20,531	1,873	56,208
Commercial real estate	254,275	777	64,962	9,607	329,621
Construction and land	104,120	64	17,570	1,499	123,253
Multi-family residential	11,258	—	10,099	1,108	22,465
Commercial and industrial	79,319	531	15,248	437	95,535
Consumer	42,905	—	2,672	389	45,966

Total loans	$687,272	$1,450	$200,150	$18,492	$907,364

	As of December 31, 2013
	Originated Loans		Acquired Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Non-covered Acquired Loans(1)	Covered Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$904	$—	$184	$—	$1,088
Home equity loans and lines	366	—	58	—	424
Commercial real estate	2,528	—	—	—	2,528
Construction and land	977	—	—	—	977
Multi-family residential	90	—	—	—	90
Commercial and industrial	850	482	6	—	1,338
Consumer	473	—	—	—	473

Total allowance for loan losses	$6,188	$482	$248	$—	$6,918

	As of December 31, 2013
	Originated Loans		Acquired Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Non-covered Acquired Loans(1)	Covered Loans	Total
Loans:
One- to four-family first mortgage	$137,685	$386	$37,084	$4,351	$179,506
Home equity loans and lines	30,422	3	7,798	2,338	40,561
Commercial real estate	225,356	360	32,945	11,188	269,849
Construction and land	79,771	—	2,096	1,404	83,271
Multi-family residential	7,778	—	7,678	1,122	16,578
Commercial and industrial	72,003	1,831	2,428	1,271	77,533
Consumer	39,661	—	497	—	40,158

Total loans	$592,676	$2,580	$90,526	$21,674	$707,456

(1)	$14.3 million and $4.6 million in non-covered acquired loans were accounted for under ASC 310-30 at September 30, 2014 and December 31, 2013, respectively.

A summary of activity in the allowance for loan losses during the nine months ended September 30, 2014 and September 30, 2013 is as follows.

	For the Nine Months Ended September 30, 2014
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$904	$(99)	$—	$316	$1,121
Home equity loans and lines	366	—	4	67	437
Commercial real estate	2,528	—	—	175	2,703
Construction and land	977	(20)	—	221	1,178
Multi-family residential	90	—	—	55	145
Commercial and industrial	1,332	(1,183)	79	657	885
Consumer	473	(18)	3	56	514

Total allowance for loan losses	$6,670	$(1,320)	$86	$1,547	$6,983

Non-covered acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$184	$(114)	$—	$104	$174
Home equity loans and lines	58	—	—	53	111
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	133	133
Multi-family residential	—	—	—	—	—
Commercial and industrial	6	—	—	11	17
Consumer	—	—	—	—	—

Total allowance for loan losses	$248	$(114)	$—	$301	$435

Covered loans:
Allowance for loan losses:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total allowance for loan losses	$—	$—	$—	$—	$—

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,088	$(213)	$—	$420	$1,295
Home equity loans and lines	424	—	4	120	548
Commercial real estate	2,528	—	—	175	2,703
Construction and land	977	(20)	—	354	1,311
Multi-family residential	90	—	—	55	145
Commercial and industrial	1,338	(1,183)	79	668	902
Consumer	473	(18)	3	56	514

Total allowance for loan losses	$6,918	$(1,434)	$86	$1,848	$7,418

	For the Nine Months Ended September 30, 2013
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$798	$(76)	$—	$126	$848
Home equity loans and lines	322	—	10	37	369
Commercial real estate	2,040	—	—	334	2,374
Construction and land	785	(25)	8	90	858
Multi-family residential	86	—	—	2	88
Commercial and industrial	683	(1,990)	18	2,406	1,117
Consumer	400	(8)	22	45	459

Total allowance for loan losses	$5,114	$(2,099)	$58	$3,040	$6,113

Non-covered acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$184	$(36)	$—	$70	$218
Home equity loans and lines	21	—	—	100	121
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	11	11
Consumer	—	—	—	—	—

Total allowance for loan losses	$205	$(36)	$—	$181	$350

Covered loans:
Allowance for loan losses:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total allowance for loan losses	$—	$—	$—	$—	$—

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$982	$(112)	$—	$196	$1,066
Home equity loans and lines	343	—	10	137	490
Commercial real estate	2,040	—	—	334	2,374
Construction and land	785	(25)	8	90	858
Multi-family residential	86	—	—	2	88
Commercial and industrial	683	(1,990)	18	2,417	1,128
Consumer	400	(8)	22	45	459

Total allowance for loan losses	$5,319	$(2,135)	$58	$3,221	$6,463

Credit quality indicators on the Company’s loan portfolio as of the dates indicated are as follows.

	September 30, 2014
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$159,548	$231	$1,890	$—	$161,669
Home equity loans and lines	33,030	258	516	—	33,804
Commercial real estate	249,566	3,732	1,754	—	255,052
Construction and land	103,200	109	875	—	104,184
Multi-family residential	10,389	869	—	—	11,258
Commercial and industrial	78,532	731	587	—	79,850
Consumer	42,468	6	431	—	42,905

Total loans	$676,733	$5,936	$6,053	$—	$688,722

Non-covered acquired loans:
One- to four-family first mortgage	$63,642	$1,178	$4,248	$—	$69,068
Home equity loans and lines	20,031	25	475	—	20,531
Commercial real estate	54,722	1,159	9,081	—	64,962
Construction and land	10,923	—	6,647	—	17,570
Multi-family residential	8,296	27	1,776	—	10,099
Commercial and industrial	11,849	23	3,376	—	15,248
Consumer	2,633	11	28	—	2,672

Total loans	$172,096	$2,423	$25,631	$—	$200,150

Covered:
One- to four-family first mortgage	$2,570	$80	$929	$—	$3,579
Home equity loans and lines	1,707	14	152	—	1,873
Commercial real estate	8,179	204	1,224	—	9,607
Construction and land	1,393	1	105	—	1,499
Multi-family residential	203	905	—	—	1,108
Commercial and industrial	238	—	199	—	437
Consumer	346	22	21	—	389

Total loans	$14,636	$1,226	$2,630	$—	$18,492

Total:
One- to four-family first mortgage	$225,760	$1,489	7,067	$—	$234,316
Home equity loans and lines	54,768	297	1,143	—	56,208
Commercial real estate	312,467	5,095	12,059	—	329,621
Construction and land	115,516	110	7,627	—	123,253
Multi-family residential	18,888	1,801	1,776	—	22,465
Commercial and industrial	90,619	754	4,162	—	95,535
Consumer	45,447	39	480	—	45,966

Total loans	$863,465	$9,585	$34,314	$—	$907,364

	December 31, 2013
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$136,274	$265	$1,532	$—	$138,071
Home equity loans and lines	29,962	149	314	—	30,425
Commercial real estate	218,779	800	6,137	—	225,716
Construction and land	78,297	147	1,327	—	79,771
Multi-family residential	6,902	876	—	—	7,778
Commercial and industrial	65,271	4,682	3,881	—	73,834
Consumer	39,336	48	277	—	39,661

Total loans	$574,821	$6,967	$13,468	$—	$595,256

Non-covered acquired loans:
One- to four-family first mortgage	$31,467	$119	$5,498	$—	$37,084
Home equity loans and lines	7,226	198	374	—	7,798
Commercial real estate	30,192	—	2,753	—	32,945
Construction and land	1,044	—	1,052	—	2,096
Multi-family residential	5,397	33	2,248	—	7,678
Commercial and industrial	2,428	—	—	—	2,428
Consumer	497	—	—	—	497

Total loans	$78,251	$350	$11,925	$—	$90,526

Covered:
One- to four-family first mortgage	$3,108	$151	$1,092	$—	$4,351
Home equity loans and lines	2,084	21	233	—	2,338
Commercial real estate	9,702	249	1,237	—	11,188
Construction and land	1,247	64	93	—	1,404
Multi-family residential	206	916	—	—	1,122
Commercial and industrial	451	5	815	—	1,271
Consumer	—	—	—	—	—

Total loans	$16,798	$1,406	$3,470	$—	$21,674

Total:
One- to four-family first mortgage	$170,849	$535	$8,122	$—	$179,506
Home equity loans and lines	39,272	368	921	—	40,561
Commercial real estate	258,673	1,049	10,127	—	269,849
Construction and land	80,588	211	2,472	—	83,271
Multi-family residential	12,505	1,825	2,248	—	16,578
Commercial and industrial	68,150	4,687	4,696	—	77,533
Consumer	39,833	48	277	—	40,158

Total loans	$669,870	$8,723	$28,863	$—	$707,456

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

•	Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in the collateral values.

•	Substandard loans have an existing specific and well-defined weakness that may include poor liquidity and deterioration of financial performance. Such loans may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

In addition, residential loans are classified using an inter-agency regulatory methodology that incorporates the extent of delinquencies and loan-to-value ratios. These classifications were the most current available as of the dates indicated and were generally updated within the quarter.

Age analysis of past due loans as of the dates indicated are as follows.

	September 30, 2014
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,917	$248	$669	$2,834	$158,835	$161,669
Home equity loans and lines	214	4	67	285	33,519	33,804
Commercial real estate	1,138	—	619	1,757	253,295	255,052
Construction and land	668	—	64	732	103,452	104,184
Multi-family residential	—	—	—	—	11,258	11,258

Total real estate loans	3,937	252	1,419	5,608	560,359	565,967

Other loans:
Commercial and industrial	1,161	577	58	1,796	78,054	79,850
Consumer	530	62	430	1,022	41,883	42,905

Total other loans	1,691	639	488	2,818	119,937	122,755

Total loans	$5,628	$891	$1,907	$8,426	$680,296	$688,722

Non-covered acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,645	$620	$2,141	$4,406	$64,662	$69,068
Home equity loans and lines	61	36	74	171	20,360	20,531
Commercial real estate	130	825	634	1,589	63,373	64,962
Construction and land	888	—	1,343	2,231	15,339	17,570
Multi-family residential	282	—	302	584	9,515	10,099

Total real estate loans	3,006	1,481	4,494	8,981	173,249	182,230

Other loans:
Commercial and industrial	250	—	1,135	1,385	13,863	15,248
Consumer	23	6	28	57	2,615	2,672

Total other loans	273	6	1,163	1,442	16,478	17,920

Total loans	$3,279	$1,487	$5,657	$10,423	$189,727	$200,150

Covered loans:
Real estate loans:
One- to four-family first mortgage	$520	$205	$759	$1,484	$2,095	$3,579
Home equity loans and lines	110	38	152	300	1,573	1,873
Commercial real estate	204	79	525	808	8,799	9,607
Construction and land	67	14	17	98	1,401	1,499
Multi-family residential	—	—	—	—	1,108	1,108

Total real estate loans	901	336	1,453	2,690	14,976	17,666

Other loans:
Commercial and industrial	12	—	170	182	255	437
Consumer	17	1	13	31	358	389

Total other loans	29	1	183	213	613	826

Total loans	$930	$337	$1,636	$2,903	$15,589	$18,492

Total loans:
Real estate loans:
One- to four-family first mortgage	$4,082	$1,073	$3,569	$8,724	$225,592	$234,316
Home equity loans and lines	385	78	293	756	55,452	56,208
Commercial real estate	1,472	904	1,778	4,154	325,467	329,621
Construction and land	1,623	14	1,424	3,061	120,192	123,253
Multi-family residential	282	—	302	584	21,881	22,465

Total real estate loans	7,844	2,069	7,366	17,279	748,584	765,863

Other loans:
Commercial and industrial	1,423	577	1,363	3,363	92,172	95,535
Consumer	570	69	471	1,110	44,856	45,966

Total other loans	1,993	646	1,834	4,473	137,028	141,501

Total loans	$9,837	$2,715	$9,200	$21,752	$885,612	$907,364

	December 31, 2013
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,726	$272	$290	$2,288	$135,783	$138,071
Home equity loans and lines	36	111	66	213	30,212	30,425
Commercial real estate	571	—	1,257	1,828	223,888	225,716
Construction and land	406	1	83	490	79,281	79,771
Multi-family residential	—	—	—	—	7,778	7,778

Total real estate loans	2,739	384	1,696	4,819	476,942	481,761

Other loans:
Commercial and industrial	2,026	3,243	182	5,451	68,383	73,834
Consumer	514	262	277	1,053	38,608	39,661

Total other loans	2,540	3,505	459	6,504	106,991	113,495

Total loans	$5,279	$3,889	$2,155	$11,323	$583,933	$595,256

Non-covered acquired loans:
Real estate loans:
One- to four-family first mortgage	$884	$658	$3,457	$4,999	$32,085	$37,084
Home equity loans and lines	50	—	174	224	7,574	7,798
Commercial real estate	239	241	2,753	3,233	29,712	32,945
Construction and land	8	—	1,052	1,060	1,036	2,096
Multi-family residential	879	—	987	1,866	5,812	7,678

Total real estate loans	2,060	899	8,423	11,382	76,219	87,601

Other loans:
Commercial and industrial	—	—	—	—	2,428	2,428
Consumer	—	—	—	—	497	497

Total other loans	—	—	—	—	2,925	2,925

Total loans	$2,060	$899	$8,423	$11,382	$79,144	$90,526

Covered loans:
Real estate loans:
One- to four-family first mortgage	$588	$319	$864	$1,771	$2,580	$4,351
Home equity loans and lines	161	51	146	358	1,980	2,338
Commercial real estate	459	—	701	1,160	10,028	11,188
Construction and land	11	27	10	48	1,356	1,404
Multi-family residential	—	—	—	—	1,122	1,122

Total real estate loans	1,219	397	1,721	3,337	17,066	20,403

Other loans:
Commercial and industrial	5	109	62	176	1,095	1,271
Consumer	—	—	—	—	—	—

Total other loans	5	109	62	176	1,095	1,271

Total loans	$1,224	$506	$1,783	$3,513	$18,161	$21,674

Total loans:
Real estate loans:
One- to four-family first mortgage	$3,198	$1,249	$4,611	$9,058	$170,448	$179,506
Home equity loans and lines	247	162	386	795	39,766	40,561
Commercial real estate	1,269	241	4,711	6,221	263,628	269,849
Construction and land	425	28	1,145	1,598	81,673	83,271
Multi-family residential	879	—	987	1,866	14,712	16,578

Total real estate loans	6,018	1,680	11,840	19,538	570,227	589,765

Other loans:
Commercial and industrial	2,031	3,352	244	5,627	71,906	77,533
Consumer	514	262	277	1,053	39,105	40,158

Total other loans	2,545	3,614	521	6,680	111,011	117,691

Total loans	$8,563	$5,294	$12,361	$26,218	$681,238	$707,456

Excluding non-covered acquired and covered loans (collectively referred to as “Acquired Loans”) with deteriorated credit quality, as of September 30, 2014 and December 31, 2013, the Company did not have any loans greater than 90 days past due and accruing.

The following is a summary of information pertaining to impaired loans excluding Acquired Loans, as of the dates indicated.

	As of Period Ended September 30, 2014
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$78	$78	$—	$255	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	84	—
Construction and land	64	64	—	19	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	531	531	—	482	—
Consumer	—	—	—	—	—

Total	$673	$673	$—	$840	$—

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	777	777	107	78	8
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	1,126	—
Consumer	—	—	—	—	—

Total	$777	$777	$107	$1,204	$8

Total impaired loans:
One- to four-family first mortgage	$78	$78	$—	$255	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	777	777	107	162	8
Construction and land	64	64	—	19	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	531	531	—	1,608	—
Consumer	—	—	—	—	—

Total	$1,450	$1,450	$107	$2,044	$8

	As of Period Ended December 31, 2013
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$386	$386	$—	$782	$12
Home equity loans and lines	3	3	—	26	—
Commercial real estate	360	360	—	1,336	—
Construction and land	—	—	—	80	—
Multi-family residential	—	—	—	325	—
Commercial and industrial	584	584	—	743	17
Consumer	—	—	—	—	—

Total	$1,333	$1,333	$—	$3,292	$29

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$126	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	102	—
Construction and land	—	—	—	5	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,247	1,247	482	987	38
Consumer	—	—	—	—	—

Total	$1,247	$1,247	$482	$1,220	$38

Total impaired loans:
One- to four-family first mortgage	$386	$386	$—	$908	$12
Home equity loans and lines	3	3	—	26	—
Commercial real estate	360	360	—	1,438	—
Construction and land	—	—	—	85	—
Multi-family residential	—	—	—	325	—
Commercial and industrial	1,831	1,831	482	1,730	55
Consumer	—	—	—	—	—

Total	$2,580	$2,580	$482	$4,512	$67

A summary of information pertaining to nonaccrual loans as of dates indicated is as follows.

	September 30, 2014				December 31, 2013
(dollars in thousands)	Originated	Non-covered Acquired(1)	Covered	Total	Originated	Non-covered Acquired(1)	Covered	Total
Nonaccrual loans:
One- to four-family first mortgage	$961	$2,698	$1,864	$5,523	$689	$4,744	$2,184	$7,617
Home equity loans and lines	67	278	184	529	66	487	170	723
Commercial real estate	619	1,662	865	3,146	1,939	3,957	1,221	7,117
Construction and land	64	1,526	171	1,761	84	1,307	440	1,831
Multi-family residential	—	1,564	—	1,564	—	2,248	—	2,248
Commercial and industrial	589	1,297	269	2,155	3,881	—	954	4,835
Consumer	430	30	79	539	277	—	111	388

Total	$2,730	$9,055	$3,432	$15,217	$6,936	$12,743	$5,080	$24,759

(1)	Nonaccrual non-covered acquired loans accounted for under ASC 310-30 totaled $4.4 million and $5.5 million as of September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

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

Information about the Company’s TDRs is presented in the following tables.

	As of September 30, 2014
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$292	$292
Home equity loans and lines	—	—	—	—
Commercial real estate	111	—	—	111
Construction and land	109	—	—	109
Multi-family residential	—	—	—	—

Total real estate loans	220	—	292	512

Other loans:
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—

Total other loans	—	—	—	—

Total loans	$220	$—	$292	$512

Non-covered acquired loans:
Real estate loans:
One- to four-family first mortgage	$512	$—	$54	$566
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	985	985
Construction and land	—	—	—	—
Multi-family residential	—	—	—	—

Total real estate loans	512	—	1,039	1,551

Other loans:
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—

Total other loans	—	—	—	—

Total loans	$512	$—	$1,039	$1,551

Covered loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land	—	—	123	123
Multi-family residential	—	—	—	—

Total real estate loans	—	—	123	123

Other loans:
Commercial and industrial	—	—	—	—
Consumer	3	—	3	6

Total other loans	3	—	3	6

Total loans	$3	$—	$126	$129

Total loans:
Real estate loans:
One- to four-family first mortgage	$512	$—	$346	$858
Home equity loans and lines	—	—	—	—
Commercial real estate	111	—	985	1,096
Construction and land	109	—	123	232
Multi-family residential	—	—	—	—

Total real estate loans	732	—	1,454	2,186

Other loans:
Commercial and industrial	—	—	—	—
Consumer	3	—	3	6

Total other loans	3	—	3	6

Total loans	$735	$—	$1,457	$2,192

	As of December 31, 2013
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$296	$296
Home equity loans and lines	—	—	—	—
Commercial real estate	275	—	111	386
Construction and land	147	—	—	147
Multi-family residential	—	—	—	—

Total real estate loans	422	—	407	829

Other loans:
Commercial and industrial	—	—	—	—
Consumer	3	—	—	3

Total other loans	3	—	—	3

Total loans	$425	$—	$407	$832

Non-covered acquired loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$586	$586
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	1,046	1,046
Construction and land	—	—	—	—
Multi-family residential	—	—	676	676

Total real estate loans	—	—	2,308	2,308

Other loans:
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—

Total other loans	—	—	—	—

Total loans	$—	$—	$2,308	$2,308

Covered loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land	—	—	392	392
Multi-family residential	—	—	—	—

Total real estate loans	—	—	392	392

Other loans:
Commercial and industrial	—	—	830	830
Consumer	5	—	31	36

Total other loans	5	—	861	866

Total loans	$5	$—	$1,253	$1,258

Total loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$882	$882
Home equity loans and lines	—	—	—	—
Commercial real estate	275	—	1,157	1,432
Construction and land	147	—	392	539
Multi-family residential	—	—	676	676

Total real estate loans	422	—	3,107	3,529

Other loans:
Commercial and industrial	—	—	830	830
Consumer	8	—	31	39

Total other loans	8	—	861	869

Total loans	$430	$—	$3,968	$4,398

None of the TDRs defaulted subsequent to the restructuring through the date the financial statements were issued. The Company did not restructure any loans as a TDR during the third quarter of 2014.

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of September 30, 2014, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets and liabilities measured for fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

		Fair Value Measurements Using
(dollars in thousands)	September 30, 2014	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$126,639	$—	$126,639	$—
Non-U.S. agency mortgage-backed	8,319	—	8,319	—
Municipal bonds	25,588	—	25,588	—
U.S. government agency	20,692	—	20,692	—

Total	$181,238	$—	$181,238	$—

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2013	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$96,785	$—	$96,785	$—
Non-U.S. agency mortgage-backed	9,749	—	9,749	—
Municipal bonds	19,799	—	19,799	—
U.S. government agency	23,299	—	23,299	—

Total	$149,632	$—	$149,632	$—

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

		Fair Value Measurements Using
(dollars in thousands)	September 30, 2014	Level 1	Level 2	Level 3

Assets
Acquired loans with deteriorated credit quality	$32,677	$—	$—	$32,677
Acquired loans without deteriorated credit quality	185,531	—	—	185,531
Impaired loans, excluding acquired loans	1,343	—	—	1,343
Repossessed assets	7,346	—	—	7,346
FDIC loss sharing receivable	6,449	—	—	6,449

Total	$233,346	$—	$—	$233,346

Liabilities
Deposits acquired through business combinations	$72,426	$—	$—	$72,426
FHLB advances acquired through business combinations	2,001	—	—	2,001
Securities sold under repurchase agreement	20,541	—	—	20,541

Total	$94,968	$—	$—	$94,968

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2013	Level 1	Level 2	Level 3

Assets
Acquired loans with deteriorated credit quality	$26,220	$—	$—	$26,220
Acquired loans without deteriorated credit quality	85,732	—	—	85,732
Impaired loans, excluding acquired loans	2,099	—	—	2,099
Repossessed assets	4,566	—	—	4,566
FDIC loss sharing receivable	12,698	—	—	12,698

Total	$131,315	$—	$—	$131,315

Liabilities
Deposits acquired through business combinations	$39,010	$—	$—	$39,010
FHLB advances acquired through business combinations	—	—	—	—

Total	$39,010	$—	$—	$39,010

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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at September 30, 2014
	Carrying
(dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3

Financial Assets
Cash and cash equivalents	$54,621	$54,621	$54,621	$—	$—
Interest-bearing deposits in banks	5,771	5,771	5,771	—	—
Investment securities available for sale	181,238	181,238	—	181,238	—
Investment securities held to maturity	11,212	11,364	—	11,364	—
Mortgage loans held for sale	7,397	7,397	—	7,397	—
Loans, net	899,946	906,932	—	—	906,932
Cash surrender value of BOLI	19,047	19,047	19,047	—	—
FDIC loss sharing receivable	6,449	6,449	—	—	6,449

Financial Liabilities
Deposits	$983,387	$983,885	$—	$911,459	$72,426
Short-term FHLB advances	78,501	78,501	76,500	—	2,001
Long-term FHLB advances	16,500	16,890	—	16,890	—
Securities sold under repurchase agreement	20,541	20,541	—	—	20,541

		Fair Value Measurements at December 31, 2013
	Carrying
(dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3

Financial Assets
Cash and cash equivalents	$32,639	$32,639	$32,639	$—	$—
Interest-bearing deposits in banks	2,940	2,940	2,940	—	—
Investment securities available for sale	149,632	149,632	—	149,632	—
Investment securities held to maturity	9,405	9,275	—	9,275	—
Mortgage loans held for sale	1,951	1,951	—	1,951	—
Loans, net	700,538	708,863	—	—	708,863
Cash surrender value of BOLI	17,751	17,751	17,751	—	—
FDIC loss sharing receivable	12,698	12,698	—	—	12,698

Financial Liabilities
Deposits	$741,312	$741,510	$—	$702,500	$39,010
Short-term FHLB advances	87,000	87,000	87,000	—	—
Long-term FHLB advances	10,000	10,613	—	10,613	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. and its wholly owned subsidiary, Home Bank, from December 31, 2013 through September 30, 2014 and on its results of operations for the three and nine months ended September 30, 2014 and September 30, 2013. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

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

EXECUTIVE OVERVIEW

During the third quarter of 2014, the Company earned $2.9 million, an increase of $394,000, or 15.9%, compared to the third quarter of 2013. Diluted earnings per share for the third quarter of 2014 were $0.41, an increase of $0.04, or 10.8%, compared to the third quarter of 2013. During the nine months ended September 30, 2014, the Company earned $7.1 million, an increase $1.5 million, or 26.4%, compared to the nine months ended September 30, 2013. Diluted earnings per share for the nine months ended September 30, 2014 were $1.02, an increase of $0.22, or 27.5%, compared to the nine months ended September 30, 2013.

The Company’s financial condition and income as of and for the period ended September 30, 2014 was impacted by the acquisition of Britton & Koontz Capital Corporation (“Britton & Koontz”), the holding company for Britton & Koontz Bank, N.A. (“Britton & Koontz Bank”) of Natchez, Mississippi, on February 14, 2014. As a result of the acquisition, five former Britton & Koontz Bank branches in west Mississippi were added to Home Bank’s branch office network. Two former Britton & Koontz Bank locations in Baton Rouge were consolidated into existing Home Bank locations. The Company acquired assets of $298.7 million, which included loans of $162.2 million, and $264.4 million in deposits and other liabilities. Shareholders of Britton and Koontz received $16.14 per share in cash, yielding an aggregate purchase price of $34.5 million. The Company incurred $2.3 million in pre-tax merger-related expenses during the first nine months of 2014. See Note 3 to the Unaudited Consolidated Financial Statements for additional information regarding the acquisition.

Key components of the Company’s performance during the three months and nine months ended September 30, 2014 are summarized below.

•	Assets totaled $1.3 billion as of September 30, 2014, up $275.5 million, or 28.0%, from December 31, 2013. The increase was primarily the result of the Britton & Koontz acquisition.

•	Loans as of September 30, 2014 were $907.4 million, an increase of $199.9 million, or 28.3%, from December 31, 2013. The increase in loans was primarily driven by $162.2 million in loans acquired from Britton & Koontz at the acquisition date. During 2014, organic loan growth was related primarily to construction and land (up $19.7 million), one-to four-family first mortgage (up $13.1 million) and commercial real estate (up $4.8 million) loans. As of September 30, 2014, Covered Loans totaled $18.5 million, a decrease of $3.2 million, or 14.7%, from December 31, 2013.

•	Deposits as of September 30, 2014 were $983.4 million, an increase of $242.1 million, or 32.7%, from December 31, 2013. The Britton & Koontz acquisition added $216.6 million in deposits at the acquisition date. Core deposits (i.e., checking, savings, and money market accounts) totaled $759.1 million as of September 30, 2014, an increase of $210.2 million, or 38.3%, from December 31, 2013. The increase in core deposits was primarily driven by $151.9 million in core deposits acquired from Britton & Koontz.

•	Interest income increased $2.8 million, or 25.3%, in the third quarter of 2014 compared to the third quarter of 2013. For the nine months ended September 30, 2014, interest income increased $7.6 million, or 23.1%, compared to the nine months ended September 30 2013. The increases in the three and nine month periods were primarily due to the addition of the interest-earning assets acquired from Britton & Koontz.

•	Interest expense increased $33,000, or 4.0%, for the third quarter of 2014 compared to the third quarter of 2013. For the nine months ended September 30, 2014, interest expense decreased $320,000, or 11.6%, compared to the nine months ended September 30, 2013. The increase in the third quarter 2014 compared to the third quarter 2014 was primarily due to interest-bearing liabilities added through the Britton & Koontz acquisition. The decrease in the nine month period comparison of 2014 and 2013 was primarily the result of changes in our funding mix and lower interest rates.

•

The provision for loan losses totaled $892,000 for the third quarter of 2014, an increase of $439,000, or 96.8%, compared to the third quarter of 2013. For the nine months ended September 30, 2014, the provision for loan losses decreased $1.4 million, or 42.6%, from the nine months ended September 30, 2013. At September 30, 2014, the Company’s ratio of allowance for loan losses to total loans was 0.82%, compared to 0.95% at September 30, 2013. Excluding acquired loans, the ratio of the allowance for loan losses to total loans was 1.01% at September 30, 2014, compared to 1.09% at September 30, 2013. Net loan charge-offs for the first nine months of 2014 were $1.3 million compared to net loan charge-offs of $2.1 million during the first nine months of 2013.

•	Noninterest income for the third quarter of 2014 increased $380,000, or 21.4%, compared to the third quarter of 2013, due primarily to increases in service fees and charges (up $266,000) and bank card fees (up $130,000). For the nine months ended September 30, 2014, noninterest income increased $196,000, or 3.3%, compared to the nine months ended September 30, 2013. The increase resulted primarily from higher service fees and charges (up $797,000) and bank card fees (up $287,000) due to the impact of the Britton & Koontz acquisition and increased customer transactions, which were partially offset by lower gains on the sale of mortgage loans (down $380,000) and gain on sale of securities (down $426,000).

•	Noninterest expense for the third quarter of 2014 increased $2.0 million, or 24.5%, compared to the third quarter of 2013. The increase primarily relates to the growth of the Company due to the addition of Britton & Koontz branches and employees. For the nine months ended September 30, 2014, noninterest expense increased $7.2 million, or 29.3%, compared to the nine months ended September 30, 2013. Noninterest expense for the first nine months of 2014 includes $2.3 million of merger-related expenses associated with the Britton & Koontz acquisition. Excluding merger-related expenses, noninterest expense for the nine months ended September 30, 2014 totaled $29.3 million, an increase of $4.9 million, or 20.0%, compared to the nine months ended September 30, 2013. The increase in noninterest expense resulted primarily from higher compensation and benefits expenses (up $1.7 million), data processing and communication expenses (up $1.3 million), occupancy expenses (up $770,000), and foreclosed asset expenses (up $536,000) due to the addition of Britton & Koontz branches and employees.

The discussion and analysis contains financial information other than in accordance with generally accepted accounting principles (“GAAP”). The Company uses these non-GAAP financial measures in their analysis of the Company’s performance. Reconciliation of GAAP to non-GAAP disclosures is included in the table below.

Non-GAAP Reconciliation

	For the Nine Months Ended
(dollars in thousands)	September 30, 2014	September 30, 2013

Reported noninterest expense	$31,595	$24,430
Less: Merger-related expenses	(2,290)	—

Non-GAAP noninterest expense	$29,305	$24,430

Reported net income	$7,063	$5,588
Add: Merger-related expenses (after tax)	1,505	—

Non-GAAP net income	$8,567	$5,588

Diluted EPS	$1.02	$0.80
Add: Merger-related expenses	0.22	—

Non-GAAP EPS	$1.24	$0.80

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – Loans totaled $907.4 million as of September 30, 2014, an increase of $199.9 million, or 28.3%, from December 31, 2013. Growth in the loan portfolio was primarily driven by the acquisition of Britton & Koontz, which added $162.2 million in loans at acquisition date. During the first nine months of 2014, organic loan growth was related primarily to construction and land (up $19.7 million), one-to four-family first mortgage (up $13.1 million) and commercial real estate (up $4.8 million) loans. Covered Loans totaled $18.5 million as of September 30, 2014, a decrease of $3.2 million, or 14.7%, compared to December 31, 2013.

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

	September 30,	December 31,	Increase/(Decrease)
(dollars in thousands)	2014	2013	Amount	Percent
Real estate loans:
One- to four-family first mortgage	$234,316	$179,506	$54,810	30.5%
Home equity loans and lines	56,208	40,561	15,647	38.6
Commercial real estate	329,621	269,849	59,772	22.2
Construction and land	123,253	83,271	39,982	48.0
Multi-family residential	22,465	16,578	5,887	35.5

Total real estate loans	765,863	589,765	176,098	29.9

Other loans:
Commercial and industrial	95,535	77,533	18,002	23.2
Consumer	45,966	40,158	5,808	14.5

Total other loans	141,501	117,691	23,810	20.2

Total loans	$907,364	$707,456	$199,908	28.3%

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger (i.e., loans with balances of $100,000 or greater) commercial real estate, multi-family residential, construction and land loans and commercial and industrial loans are individually evaluated for impairment. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer. The Company typically orders an “as is” valuation for collateral property if the loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of September 30, 2014 and December 31, 2013, loans individually evaluated for impairment, excluding Acquired Loans, amounted to $1.4 million and $2.6 million, respectively. As of September 30, 2014 and December 31, 2013, substandard loans, excluding Acquired Loans, amounted to $6.1 million and $13.5 million, respectively. The amount of the allowance for loan losses allocated to impaired or substandard loans originated by Home Bank totaled $107,000 as of September 30, 2014 compared to $482,000 as of December 31, 2013. There were no assets classified as doubtful or loss as of September 30, 2014 and December 31, 2013.

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

		September 30, 2014				December 31, 2013
		Acquired Loans				Acquired Loans
(dollars in thousands)	Originated	Non- covered Acquired(1)	Covered	Total	Originated	Non- covered Acquired(1)	Covered	Total
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$961	$2,698	$1,864	$5,523	$689	$4,744	$2,184	$7,617
Home equity loans and lines	67	278	184	529	66	487	170	723
Commercial real estate	619	1,662	865	3,146	1,939	3,957	1,221	7,117
Construction and land	64	1,526	171	1,761	84	1,307	440	1,831
Multi-family residential	—	1,564	—	1,564	—	2,248	—	2,248
Other loans:
Commercial and industrial	589	1,297	269	2,155	3,881	—	954	4,835
Consumer	430	30	79	539	277	—	111	388

Total nonaccrual loans	2,730	9,055	3,432	15,217	6,936	12,743	5,080	24,759
Accruing loans 90 days or more past due	—	—	—	—	—	—	—	—

Total nonperforming loans	2,730	9,055	3,432	15,217	6,936	12,743	5,080	24,759
Foreclosed assets	1,867	3,284	2,195	7,346	75	1,331	3,160	4,566

Total nonperforming assets	4,597	12,339	5,627	22,563	7,011	14,074	8,240	29,325
Performing troubled debt restructurings	220	512	3	735	424	—	6	430

Total nonperforming assets and troubled debt restructurings	$4,817	$12,851	$5,630	$23,298	$7,435	$14,074	$8,246	$29,755

Nonperforming loans to total loans				1.68%				3.50%
Nonperforming loans to total assets				1.21%				2.52%
Nonperforming assets to total assets				1.79%				2.98%

(1)	Includes $4.4 million and $5.5 million in non-covered acquired loans accounted for under ASC 310-30 at September 30, 2014 and December 31, 2013, respectively. Excluding acquired loans and assets, ratios for nonperforming loans to total loans, nonperforming loans to total assets and nonperforming assets to total assets were 0.40%, 0.26% and 0.44%, respectively, at September 30, 2014.

Net loan charge-offs for the third quarter of 2014 were $1.2 million, compared to net loan charge-offs of $84,000 for the third quarter of 2013. The increase in net loan charge-offs for the third quarter of 2014 resulted primarily from deterioration in a single commercial and industrial loan relationship. Net loan charge-offs for the nine months ended September 30, 2014 were $1.3 million compared to $2.1 million for the nine months ended September 30, 2013.

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

Acquired loans were recorded as of their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. Under current accounting principles, if the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision to the allowance for loan losses. As of September 30, 2014, $435,000 of our allowance for loan losses was allocated to acquired loans with deteriorated credit quality.

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

The following table presents the activity in the allowance for loan losses during the first nine months of 2014.

(dollars in thousands)	Originated	Non-covered Acquired	Covered	Total

Balance, December 31, 2013	$6,670	$248	$—	$6,918
Provision charged to operations	1,547	301	—	1,848
Loans charged off	(1,320)	(114)	—	(1,434)
Recoveries on charged off loans	86	—	—	86

Balance, September 30, 2014	$6,983	$435	$—	$7,418

At September 30, 2014, the Company’s ratio of allowance for loan losses to total loans was 0.82%, compared to 0.98% and 0.95% at December 31, 2013 and September 30, 2013, respectively. Excluding acquired loans, the ratio of allowance for loan losses to total loans was 1.01% at September 30, 2014, compared to 1.12% and 1.09% at December 31, 2013 and September 30, 2013, respectively.

Investment Securities

The Company’s investment securities portfolio totaled $192.5 million as of September 30, 2014, an increase of $33.4 million, or 21.0%, from December 31, 2013. The increase resulted primarily from securities acquired from Britton & Koontz. The Company acquired $98.0 million at the acquisition date, and subsequently sold $65.1 million of the acquired investments during the first quarter. As of September 30, 2014, the Company had a net unrealized gain on its available for sale investment securities portfolio of $1.4 million, compared to $300,000 as of December 31, 2013. The investment securities portfolio had a modified duration of 3.8 and 4.2 years at September 30, 2014 and December 31, 2013, respectively.

The following table summarizes activity in the Company’s investment securities portfolio during the first nine months of 2014.

(dollars in thousands)	Available for Sale	Held to Maturity

Balance, December 31, 2013	$149,632	$9,405
Purchases	22,810	2,442
Sales	(66,903)	—
Principal payments and calls	(22,630)	(466)
Acquired from Britton & Koontz, at fair value	97,985	—
Accretion of discounts and amortization of premiums, net	(796)	(169)
Increase in market value	1,140	—

Balance, September 30, 2014	$181,238	$11,212

Funding Sources

Deposits – Deposits totaled $983.4 million as of September 30, 2014, an increase of $242.1 million, or 32.7%, compared to December 31, 2013. The acquisition of Britton & Koontz added $216.6 million in deposits. Core deposits totaled $759.1 million as of September 30, 2014, an increase of $210.2 million, or 38.3%, compared to December 31, 2013. Core deposits acquired from Britton & Koontz totaled $151.9 million at the acquisition date.

The following table sets forth the composition of the Company’s deposits at the dates indicated.

	September 30,	December 31,	Increase (Decrease)
(dollars in thousands)	2014	2013	Amount	Percent

Demand deposit	$249,312	$174,475	$74,837	42.9%
Savings	79,870	56,694	23,176	40.9
Money market	224,721	192,303	32,418	16.9
NOW	205,182	125,391	79,791	63.6
Certificates of deposit	224,302	192,449	31,853	16.6

Total deposits	$983,387	$741,312	$242,075	32.7%

Federal Home Loan Bank Advances – Short-term FHLB advances totaled $78.5 million as of September 30, 2014, compared to $87.0 million as of December 31, 2013. Long-term FHLB advances totaled $16.5 million as of September 30, 2014 compared to $10.0 million as of December 31, 2013.

Securities Sold Under Repurchase Agreement – The acquisition of Britton & Koontz added $20.5 million as of September 30, 2014 in securities sold under repurchase agreement with a July 2015 maturity date and an effective interest rate of 0.36%. Britton & Koontz sold various investment securities with an agreement to repurchase those securities at various times. The underlying securities are U.S. Government obligations and obligations of other U.S. Government agencies. At September 30, 2014, these securities had coupon rates ranging from 1.25% to 3.75% and maturity dates ranging from 2016 to 2028.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding that allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. Shareholders’ equity increased $9.2 million, or 6.5%, from $141.9 million as of December 31, 2013 to $151.1 million as of September 30, 2014. The increase was primarily the result of retained earnings (up $7.1 million) and other comprehensive income (up $741,000).

As of September 30, 2014, the Bank had regulatory capital that was well in excess of regulatory requirements. The following table details the Bank’s actual levels and current regulatory capital requirements as of September 30, 2014.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 risk-based capital	$142,043	16.66%	$34,104	4.00%	$51,156	6.00%
Total risk-based capital	149,461	17.53	68,207	8.00	85,259	10.00
Tier 1 leverage capital	142,043	11.34	50,117	4.00	62,646	5.00
Tangible capital	142,043	11.34	18,794	1.50	N/A	N/A

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity Management

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring adequate cash flow exists to meet the Company’s needs, including operating, strategic and capital. The Company develops its liquidity management strategies as part of its overall asset/liability management process. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity. As of September 30, 2014, cash and cash equivalents totaled $54.6 million. At such date, investment securities available for sale totaled $181.2 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. As of September 30, 2014, certificates of deposit maturing within the next 12 months totaled $144.0 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended September 30, 2014, the average balance of our outstanding FHLB advances was $92.3 million. As of September 30, 2014, the Company had $95.0 million in outstanding FHLB advances and had $369.4 million in additional FHLB advances available.

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

Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of September 30, 2014.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	(1.3)%
+200	(0.7)
+100	(0.2)

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of September 30, 2014 and December 31, 2013.

	Contract Amount
(dollars in thousands)	September 30, 2014	December 31, 2013

Standby letters of credit	$5,519	$1,253
Available portion of lines of credit	101,845	60,755
Undisbursed portion of loans in process	57,259	72,333
Commitments to originate loans	81,893	48,854

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

RESULTS OF OPERATIONS

During the third quarter of 2014, the Company earned $2.9 million, an increase of $394,000, or 15.9%, compared to the third quarter of 2013. Diluted earnings per share for the third quarter of 2014 were $0.41, an increase of $0.04, or 10.8%, compared to the third quarter of 2013.

For the nine months ended September 30, 2014, the Company’s net income was $7.1 million, an increase of $1.5 million, or 26.4%, compared to the nine months ended September 30, 2013. The nine-month period ended September 30, 2014 includes $2.3 million of pre-tax merger expenses related to the acquisition of Britton & Koontz. Excluding merger-related expenses, net income for the nine-months ended September 30, 2014 was $8.6 million, an increase of 53.3% compared to nine months ended September 30, 2013. Diluted earnings per share for the nine months ended September 30, 2014 were $1.02, an increase of $0.22, or 27.5%, compared to the nine months ended September 30, 2013. Excluding merger-related expenses, diluted earnings per share were $1.24 for the nine months ended September 30, 2014, an increase of 55.0% compared to the nine months ended September 30, 2013.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 4.53% and 4.66% for the three months ended September 30, 2014 and September 30, 2013, respectively, and 4.56% and 4.53% for the nine months ended September 30, 2014 and September 30, 2013, respectively. The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.63% and 4.79% for the three months ended September 30, 2014 and September 30, 2013, respectively, and 4.66% and 4.67% for the nine months ended September 30, 2014 and September 30, 2013, respectively. The increase in the net interest spread and net interest margin related primarily to the addition of Britton & Koontz’s interest-earning assets and interest-bearing liabilities.

Net interest income totaled $13.2 million for the three months ended September 30, 2014, an increase of $2.8 million, or 27.0%, compared to the three months ended September 30, 2013. For the nine months ended September 30, 2014, net interest income totaled $38.1 million, an increase of $7.9 million, or 26.3%, compared to the nine months ended September 30, 2013. The addition of Britton & Koontz’s earning assets accounted for the vast majority of the increase.

Interest income increased $2.8 million, or 25.3%, in the third quarter of 2014, compared to the third quarter of 2013. For the nine months ended September 30, 2014, interest income increased $7.6 million, or 23.1%, compared to the nine months ended September 30, 2013. Higher interest income in the 2014 periods was due largely to the addition of Britton & Koontz’s interest-earning assets.

Interest expense increased $33,000, or 4.0%, in the third quarter of 2014 compared to the third quarter of 2013. For the nine months ended September 30, 2014, interest expense decreased $320,000, or 11.6%, compared to the nine months ended September 30, 2013. The decrease in the nine month comparison was due largely to the addition of Britton and Koontz’s customer deposits and changes in our funding mix over the past year.

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

	Three Months Ended September 30,
	2014			2013
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)
Interest-earning assets:
Loans receivable(1)	$904,216	$13,090	5.70%	$676,639	$10,439	6.07%
Investment securities (TE)	187,201	936	2.20	157,352	755	2.10
Other interest-earning assets	40,094	42	0.41	27,293	32	0.47

Total interest-earning assets (TE)	1,131,511	14,068	4.93	861,284	11,226	5.17

Noninterest-earning assets	110,859			97,276

Total assets	$1,242,370			$958,560

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$505,458	$297	0.23%	$389,773	$240	0.24%
Certificates of deposit	228,446	421	0.73	215,745	490	0.90

Total interest-bearing deposits	733,904	718	0.39	605,518	730	0.48
Securities sold under repurchase agreement	20,643	19	0.36	—	—	—
FHLB advances	92,324	119	0.51	41,083	93	0.90

Total interest-bearing liabilities	846,871	856	0.40	646,601	823	0.51

Noninterest-bearing liabilities	245,412			172,899

Total liabilities	1,092,283			819,500
Shareholders’ equity	150,087			139,060

Total liabilities and shareholders’ equity	$1,242,370			$958,560

Net interest-earning assets	$284,640			$214,683

Net interest spread (TE)		$13,212	4.53%		$10,403	4.66%

Net interest margin (TE)			4.63%			4.79%

	Nine Months Ended September 30,
	2014			2013
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate(1)
Interest-earning assets:
Loans receivable(1)	$865,283	$37,497	5.74%	$678,483	$30,579	5.97%
Investment securities (TE)	189,650	2,958	2.29	155,277	2,278	2.12
Other interest-earning assets	37,362	119	0.43	28,067	96	0.46

Total interest-earning assets (TE)	1,092,295	40,574	4.96	861,827	32,953	5.10

Noninterest-earning assets	110,048			100,767

Total assets	$1,202,343			$962,594

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$474,187	$817	0.23%	$377,326	$749	0.27%
Certificates of deposit	229,593	1,228	0.72	230,997	1,661	0.96

Total interest-bearing deposits	703,780	2,045	0.39	608,323	2,410	0.53
Securities sold under repurchase agreement	18,498	54	0.39	—	—	—
FHLB advances	99,373	350	0.47	44,354	359	1.08

Total interest-bearing liabilities	821,651	2,449	0.40	652,677	2,769	0.57

Noninterest-bearing liabilities	234,618			167,958

Total liabilities	1,056,269			820,635
Shareholders’ equity	146,074			141,959

Total liabilities and shareholders’ equity	$1,202,343			$962,594

Net interest-earning assets	$270,644			$209,150

Net interest spread (TE)		$38,125	4.56%		$30,184	4.53%

Net interest margin (TE)			4.66%			4.67%

(1)	Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process. Acquired loans were recorded at fair value upon acquisition and accrete interest income over the remaining lives of the respective loans.

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

	For the Three Months Ended September 30, 2014 Compared to 2013 Change Attributable To			For the Nine Months Ended September 30, 2014 Compared to 2013 Change Attributable To
(dollars in thousands)	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
Interest income:
Loans receivable	$(737)	$3,388	$2,651	$(1,526)	$8,444	$6,918
Investment securities (TE)	24	157	181	93	587	680
Other interest-earning assets	(4)	14	10	(8)	31	23

Total interest income	(717)	3,559	2,842	(1,441)	9,062	7,621

Interest expense:
Savings, checking and money market accounts	(7)	64	57	(98)	166	68
Certificates of deposit	(94)	25	(69)	(423)	(10)	(433)
Securities sold under repurchase agreement	—	19	19	—	54	54
FHLB advances	(26)	52	26	67	(76)	(9)

Total interest expense	(127)	160	33	(454)	134	(320)

Increase (decrease) in net interest income	$(590)	$3,399	$2,809	$(987)	$8,928	$7,941

Provision for Loan Losses – For the quarter ended September 30, 2014, the Company recorded a provision for loan losses of $892,000, $439,000 or 96.8% higher than the $453,000 recorded for the same period in 2013. For the nine months ended September 30, 2014, the provision for loan losses totaled $1.8 million, a decrease of $1.4 million, or 42.6%, compared to the nine months ended September 30, 2013. The provision for loan losses for the third quarter of 2014 relates primarily to the deterioration of a single commercial and industrial loan relationship.

As of September 30, 2014, the Company’s ratio of allowance for loan losses to total loans was 0.82%, compared to 0.98% and 0.95% at December 31, 2013 and September 30, 2013, respectively. Excluding acquired loans, the ratio of the allowance for loan losses to total loans was 1.01% at September 30, 2014, compared to 1.12% at December 31, 2013 and 1.09% at September 30, 2013, respectively.

Noninterest Income – The Company’s noninterest income was $2.2 million for the three months ended September 30, 2014, $380,000, or 21.4%, higher than the $1.8 million earned for the same period in 2013. Noninterest income was $6.1 million for the nine months ended September 30, 2014, $196,000, or 3.3%, higher than the $5.9 million earned for the same period of 2013.

The increase in noninterest income in the third quarter of 2014 compared to the third quarter of 2013 resulted primarily from increases in service fees and charges (up $266,000) and bank card fees (up $130,000) due to the impact of the Britton & Koontz acquisition and increased customer transactions.

The increase in noninterest income for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 resulted primarily from increases in service fees and charges (up $797,000) and bank card fees (up $287,000) due to the impact of the Britton & Koontz acquisition and increased customer transactions, which were partially offset by lower gains on the sale of securities (down $426,000) and the sale of mortgage loans (down $380,000).

Noninterest Expense – The Company’s noninterest expense was $10.0 million for the three months ended September 30, 2014, $2.0 million, or 24.5%, higher than the $8.0 million recorded for the same period in 2013. Noninterest expense was $31.6 million for the nine months ended September 30, 2014, $7.2 million, or 29.3% higher than the $24.4 million for the same period of 2013. For the nine months ended September 30, 2014, noninterest expense includes $2.3 million of merger expenses related to the acquisition of Britton & Koontz. Such merger-related expenses include professional fees, data conversion costs, contract cancellation cost included in other expenses and severance and other employee costs associated with the merger and related systems conversion. Excluding merger-related expenses, noninterest expense for the nine months ended September 30, 2014 totaled $29.3 million, an increase of $4.9 million, or 20.0%, compared to the same period of 2013. The increases primarily relate to the growth of the Company due to the addition of Britton & Koontz branches and employees.

Income Taxes – For the quarters ended September 30, 2014 and September 30, 2013, the Company incurred income tax expense of $1.6 million and $1.2 million, respectively. The Company’s effective tax rate was 36.3% and 33.4% during the third quarters of 2014 and 2013, respectively. For the nine months ended September 30, 2014 and September 30, 2013, the Company incurred income tax expense of $3.7 million and $2.8 million, respectively. The Company’s effective tax rate amounted to 34.3% and 33.5% during the nine months ended September 30, 2014 and September 30, 2013, respectively. Differences between the effective tax rate and the statutory tax rate primarily relate to variances in items that are non-taxable or non-deductible (e.g., state tax, tax-exempt income, tax credits, etc.).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/ Liability Management and Market Risk”. Additional information at September 30, 2014 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
July 1 – July 30, 2014	503	$22.23	223,474	146.526
August 1 – August 31, 2014	1,827	21.79	225,301	144,699
September 1 – September 30, 2014	124	22.32	225,425	144,575

Total	2,454	$21.91	225,425	144,575

(1)	On June 7, 2013, the Company announced the commencement of a new stock repurchase program. Under the plan, the Company can repurchase up to 370,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions.

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

HOME BANCORP, INC.

November 7, 2014	By:	/s/ John W. Bordelon
John W. Bordelon
President, Chief Executive Officer and Director

November 7, 2014	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer

November 7, 2014	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank First Vice President and Director of Financial Reporting