Form 10-K
period 2014-12-31
HOME BANCORP, INC.
filed 2015-03-13
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the 5,605,475 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $22.02 for the common stock on June 30, 2014, as reported by the Nasdaq Stock Market, was approximately $123.4 million. Shares of common stock held by the registrant’s executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of March 6, 2015: 7,143,701

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the definitive Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

HOME BANCORP, INC.

2014 ANNUAL REPORT ON FORM 10-K

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

As used in this report, unless the context otherwise requires, the terms “we,” “our,” “us,” or the “Company” refer to Home Bancorp, Inc., a Louisiana corporation, and the term “Bank” refers to Home Bank, National Association, a national bank and wholly owned subsidiary of the Company (for periods prior to March 2, 2015, the term “Bank” refers to the predecessor federal savings bank, Home Bank). In addition, unless the context otherwise requires, references to the operations of the Company include the operations of the Bank.

PART I

Item 1.	Business.

General. Home Bancorp, Inc. (the “Company”) is a Louisiana corporation that became the holding company for Home Bank (the “Bank”) in October 2008 upon the Bank’s mutual to stock conversion. The Bank, which is headquartered in Lafayette, Louisiana, and is a wholly owned subsidiary of the Company, currently conducts business through 27 banking offices in the Greater Lafayette, Baton Rouge, Greater New Orleans and Northshore (of Lake Ponchartrain) regions of south Louisiana and Natchez and Vicksburg regions of west Mississippi.

As of March 2, 2015, the Bank converted from a federal savings bank to a national bank with the title “Home Bank, National Association.” As a result of the Bank’s conversion to a national bank, the Company is now subject to regulation as a bank holding company by the Board of Governors of the Federal Reserve System (the “FRB” or the “Federal Reserve”). Prior to the Bank’s charter conversion, the Company was regulated by the FRB as a savings and loan holding company.

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

We are an active originator of residential home mortgage loans in our market areas. Historically, the Bank was a traditional thrift institution with an emphasis on fixed-rate long-term single-family residential first mortgage loans. Over the course of the last decade plus, we have shifted our emphasis in the loan products we offer and increased our efforts to originate commercial real estate loans and commercial and industrial loans. Commercial real estate loans and commercial and industrial loans are deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans. In addition, the Bank views commercial real estate and commercial and industrial loans as attractive lending products because the Bank’s commercial borrowers typically maintain deposit accounts at the Bank, increasing the Bank’s core deposits.

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

We face significant competition in originating loans and attracting deposits. This competition stems primarily from commercial banks, savings banks and savings associations, credit unions and mortgage-banking companies. Many of the financial service providers operating in our market areas are significantly larger and have greater financial resources than us. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies.

Supervision and Regulation

Set forth below is a brief description of certain laws relating to the regulation of Home Bancorp, Inc. and Home Bank. This description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General. Home Bank, N.A. is subject to federal regulation and oversight by the Office of the Comptroller of the Currency (“OCC”). The Bank is also subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve.

Federal law provides the federal banking regulators with substantial enforcement powers. The OCC’s enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC. The FRB has comparable enforcement authority over the Company. Any change in such regulations could have a material adverse impact on the Company and the Bank.

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

The following aspects of the Dodd-Frank Act are related to the operations of the Company:

•	The federal banking agencies were required to promulgate new rules on regulatory capital for both depository institutions and their holding companies.

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

Regulations were recently adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule. The regulations contain prohibitions and restrictions on the ability of financial institution holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. The regulations are being phased in over a period ending on July 21, 2015. The Company is currently reviewing its investment portfolio to ensure compliance as the various provisions of the Volcker Rule regulations become effective.

Regulation of Home Bancorp, Inc.

The Company was a savings and loan holding company until March 2, 2015, and it is now a bank holding company, subject to regulation, supervision and examination by the Federal Reserve. The Federal Reserve has enforcement authority with respect to the Company similar to that of the OCC over the Bank. Applicable federal law and regulations limit the activities of the Company and require the approval of the Federal Reserve for any acquisition of a subsidiary, including another financial institution or holding company thereof, or a merger or acquisition of the Company. The Company must serve as a source of strength for the Bank, maintaining the ability to provide financial assistance if the Bank suffers financial distress. These and other Federal Reserve policies may restrict the Company’s ability to pay dividends. In addition, dividends from the Company may depend, in part, upon its receipt of dividends from the Bank. As noted below, beginning in 2016, if the Company does not have the required capital conservation buffer or otherwise meet its new capital requirements, its ability to pay dividends to its stockholders will be limited.

A bank holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemption during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with the Federal Reserve. This notification requirement does not apply to any company that meets the well-capitalized standard for bank holding companies, is well-managed, and is not subject to any unresolved supervisory issues.

Permissible Activities. The business activities of the Company are generally limited to those activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act and certain additional activities authorized by the Federal Reserve regulations. The Bank Holding Company Act generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company. A bank holding company must obtain Federal Reserve Board approval before acquiring directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares).

Capital Requirements. Prior to January 1, 2015, there were no Federal Reserve regulations establishing minimum regulatory capital requirements for savings and loan holding companies. On January 1, 2015, new capital requirements generally applicable to both bank holding companies and savings and loan holding companies became effective. The new regulatory capital requirements applicable to the Company are the same as the new capital requirements for the Bank. For a description of these capital requirements, see “Regulation of Home Bank - New Capital Rules.”

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

Regulation of Home Bank, N.A.

General. The Bank is subject to regulation and oversight by the OCC extending to all aspects of its operations. As part of this authority, Home Bank is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC and the FDIC. The investment and lending authorities of national banks are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors and the Deposit Insurance Fund.

As a federal savings bank, Home Bank was subject to a 35% of total assets limit on consumer loans, commercial paper and corporate debt securities, a 20% limit on commercial loans, a 10% limit on certain leases, and a 400% of total capital limit on non-residential real property loans. Because Home Bank is now a national bank, these limitations no longer apply to it.

The OCC’s enforcement authority over national banks includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC.

Insurance of Accounts. The deposits of Home Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. government. The Dodd-Frank Act permanently increased deposit insurance on most accounts to $250,000. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against insured institutions.

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

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. The annual assessment rate set for the fourth quarter of 2014 was 0.00155% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

Regulatory Capital Requirements. National banks are required to maintain minimum levels of regulatory capital and the OCC has established capital standards consisting of a “leverage capital requirement” and “a risk-based capital requirement.” The OCC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

OCC capital standards require national banks to satisfy the following capital requirements:

•

leverage capital requirement – “core” capital equal to at least 3.0% of adjusted total assets; an additional “cushion” of at least 100 basis points of core capital for all but the most highly rated institutions effectively increasing their minimum Tier 1 leverage ratio to 4.0% or more; and

•	risk-based capital requirement – “total” capital (a combination of core and “supplementary” capital) equal to at least 8.0% of “risk-weighted” assets.

The term “leverage ratio” means the ratio of Tier 1 capital to adjusted total assets. The term “Tier 1 capital ratio” means the ratio of Tier 1 capital to risk-weighted assets. The term “total capital ratio” means the ratio of total capital to risk-weighted assets. The term “Tier 1 capital” generally consists of common shareholders’ equity and retained earnings and certain noncumulative perpetual preferred stock and related earnings, excluding most intangible assets. “Total capital” consists of the sum of an institution’s Tier 1 capital and the amount of its Tier 2 capital up to the amount of its Tier 1 capital. Tier 2 capital consist generally of certain cumulative and other perpetual preferred stock, certain subordinated debt and other maturing capital instruments, the amount of the institution’s allowance for loan and lease losses up to 1.25% of risk-weighted assets and certain unrealized gains on equity securities.

In determining compliance with the risk-based capital requirement, an institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the institution’s core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights range from 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government to 100% for loans (other than qualifying residential loans weighted at 80%) and repossessed assets.

Institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of capital as defined by generally accepted accounting principles in the United States (“GAAP”).

As of December 31, 2014, Home Bank exceeded all of its regulatory capital requirements, with total risk-based, tier 1 risk-based capital and leverage capital ratios of 17.85%, 16.94% and 11.96%, respectively.

Any institution that fails any of the capital requirements is subject to possible enforcement actions by the OCC or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The OCC’s capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

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

As of December 31, 2014, Home Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

New Capital Rules. The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which constitutes a strengthened set of capital requirements for banking organizations in the United States and around the world. In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019. The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks such as the Bank, a common equity Tier 1 capital ratio of 4.5% became effective on January 1, 2015. The new capital rules also increased the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, institutions that seek the freedom to make capital distributions and pay discretionary bonuses to executive officers without restriction must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures. The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

Limitations on Dividends. OCC regulations impose various restrictions on the ability of Home Bank to pay dividends. Home Bank generally may pay dividends during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution. If Home Bank proposes to pay a dividend when it does not meet its capital requirements or that will exceed these limitations, it must obtain the OCC’s prior approval. The OCC may object to a proposed dividend based on safety and soundness concerns. No insured depository institution may pay a dividend if, after paying the dividend, the institution would be undercapitalized. In addition, as noted above, beginning in 2016, if Home Bank does not have the required capital conservation buffer, its ability to pay dividends to the Company will be limited.

Qualified Thrift Lender Test. Like all savings institutions, prior to Home Bank’s conversion to a national bank, it was required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on its operations.

The QTL test requires that an institution subject to its provisions hold a certain percentage of housing and consumer-related assets in its portfolio. As a national bank, Home Bank is no longer required to comply with the QTL test.

As of December 31, 2014, Home Bank met the requirements to be deemed a QTL.

Limitations on Transactions with Affiliates. Transactions between a national bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a national bank includes any company or entity which controls the national bank or that is controlled by a company that controls the national bank. In a holding company context, the holding company of a national bank (such as the Company) and any companies which are controlled by such holding company are affiliates of the national bank. Generally, Section 23A limits the extent to which the national bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the national bank as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a national bank to an affiliate.

In addition, Sections 22(g) and (h) of the Federal Reserve Act, place restrictions on loans to executive officers, directors and principal shareholders of a national bank and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a national bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, a national bank’s loans to one borrower limit (generally equal to 15% of the bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the national bank. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a national bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. Home Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act, and as of December 31, 2014 was in compliance with the above restrictions.

Anti-money Laundering. All financial institutions, including national banks, are subject to federal laws that are designed to prevent the use of the U.S. financial system to fund terrorist activities. Financial institutions operating in the United States must develop anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs are intended to supplement compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. Home Bank has established policies and procedures to ensure compliance with these provisions.

Federal Home Loan Bank System. Home Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administer the home financing credit function of various financial institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. As of December 31, 2014, Home Bank had $47.5 million of FHLB advances and $423.2 million available on its line of credit with the FHLB.

As a member, Home Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1.0% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. As of December 31, 2014, Home Bank had $2.5 million in FHLB stock, which was in compliance with this requirement.

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

Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at the FRB. As of December 31, 2014, Home Bank had met its reserve requirement.

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

As of December 31, 2014, the total federal pre-1988 reserve was approximately $1.2 million. The reserve reflects the cumulative effect of federal tax deductions by Home Bank for which no federal income tax provisions have been made.

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

Net Operating Loss Carryovers. For net operating losses in tax years beginning before August 6, 1997, the Company may carry back net operating losses to the three years preceding the loss year and then forward to fifteen years following the loss years. For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years preceding the loss year and forward to the 20 years following the loss year. As of December 31, 2014, the Company acquired $4.6 in net operating loss carry forwards for federal income tax purposes in the acquisition of Britton & Koontz Capital Corp. (“Britton & Koontz”).

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

Our lending activities include loans secured by commercial real estate and commercial and industrial loans. Our multi-family residential, commercial real estate and commercial and industrial loans increased by 378.8%, 134.0% and 115.8%, respectively, from December 31, 2010 through December 31, 2014. Multi-family residential lending, commercial real estate lending and commercial and industrial lending generally are considered to involve a higher degree of risk than single-family residential lending due to a variety of factors. As a result of the larger loan balances typically involved in these loans, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. As of December 31, 2014, the largest outstanding balances of our commercial real estate loans and commercial and industrial loans were $12.7 million and $3.0 million, respectively. If a large loan were to become non-performing, as we experienced in the last three years, it can have a significant impact on our results of operations. Because we intend to continue our growth in commercial real estate and commercial and industrial loans, our credit risk exposure may increase and we may need to make additional provisions to our allowance for loan losses, which could adversely affect our future results of operations.

In addition to commercial real estate and commercial and industrial loans, Home Bank, N.A. holds a significant portfolio of construction and land loans. As of December 31, 2014, the Bank’s construction and land loans amounted to $89.2 million, or 9.8% of our loan portfolio. Construction and land loans generally have a higher risk of loss than single-family residential mortgage loans due primarily to the critical nature of the initial estimates of a property’s value upon completion of construction compared to the estimated costs, including interest, of construction as well as other assumptions. If the estimates upon which construction loans are made prove to be inaccurate, we may be confronted with projects that, upon completion, have values which are below the loan amounts. If the Bank is forced to liquidate the collateral associated with such loans at values less than the remaining loan balance, it could have a significant impact on our results of operations.

Our allowance for loan losses may not be adequate to cover probable losses.

We have established an allowance for loan losses based upon various assumptions and judgments about the collectability of our loan portfolio which we believe is adequate to offset probable losses on our existing loans. While we are not aware of any specific factors indicating a deficiency in the amount of our allowance for loan losses, in light of the current economic environment, one of the most pressing issues faced by financial institutions is the adequacy of their allowance for loan losses. Federal bank regulators have increased their scrutiny of the level of the allowance for losses maintained by regulated institutions. In the event that we have to increase our allowance for loan losses beyond current levels, it would have an adverse effect on our results in future periods. As of December 31, 2014, our allowance for loan losses amounted to $7.8 million, or 0.9% of total loans.

Our decisions regarding the fair value of assets acquired could be inaccurate, which could materially and adversely affect our business, financial condition, results of operations and future prospects.

Management makes various assumptions and judgments about the collectability of acquired loan portfolios, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. If our assumptions are incorrect, increased loss reserves may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan losses would have a negative effect on our operating results.

Our ability to obtain reimbursements on loans (“Covered Loans”) and repossessed assets (collectively “Covered Assets”) covered under loss sharing agreements with the FDIC depends on our compliance with the terms of the loss sharing agreements.

Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreements as a prerequisite to obtaining reimbursements from the FDIC for realized losses on Covered Assets. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. Additionally, management may decide to forgo loss sharing coverage on certain assets to allow greater flexibility over the management of certain assets. As of December 31, 2014, $20.2 million, or 1.7%, of the Company’s assets were covered by FDIC loss sharing agreements. At such date, the loss sharing agreement with respect to $14.6 million of covered commercial assets will expire in March 2015 (five years from the date of the acquisition), with the remaining loss sharing agreement on $5.6 million of covered residential assets expiring in March 2020 (10 years from the date of the acquisition).

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

In connection with our March 2010 acquisition from the FDIC of certain assets and liabilities of Statewide, we recorded an FDIC Asset, representing the portion of estimated losses covered by two loss sharing agreements between the Bank and the FDIC. The initial amount of the FDIC Asset was $34.4 million. The carrying value of the FDIC Asset is reviewed and adjusted quarterly based upon, among other factors, our estimates of the amount and timing of anticipated cash flows received from the loss share agreements. As of December 31, 2014, the Company had an FDIC Asset totaling $4.6 million. The Company’s remaining FDIC Asset consists of two primary components: Schedule A (single family residential mortgage and home equity loans) and Schedule B (all other Covered Loans). The FDIC Asset related to Schedule A loans totaled $3.3 million at December 31, 2014. Schedule A loss share protection will expire in March 2020. The FDIC Asset related to Schedule B loans totaled $1.3 million at December 31, 2014. Schedule B loss share protection will expire in March 2015. In the event that we revise our cash flow estimations on the FDIC Asset, we could be required to record additional asset amortization expense, which will reduce income for that period.

Other than temporary declines in the value of our investment securities may require us to take additional charges to earnings.

We evaluate our securities portfolio for other-than-temporary impairment (“OTTI”) throughout the year. Each investment with a fair value less than book value is reviewed quarterly. An impairment charge is recorded against individual securities if management’s review concludes that the decline in value is other than temporary. As of December 31, 2014, our investment securities portfolio included 13 non-agency mortgage-backed securities with an aggregate amortized cost and fair value of $7.8 million and a net unrealized gain of $7,000. Delinquencies and defaults in the mortgage loans underlying these securities may adversely affect the cash flows received by us and may result in a conclusion in future periods that the securities are other-than-temporarily impaired. Such a conclusion of OTTI would require us to take additional charges to earnings to write down the value of these securities.

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

Our business is geographically concentrated in south Louisiana and west Mississippi, which makes us vulnerable to downturns in the local economy. The downturns in the local economy could adversely affect the Company’s financial condition and results of operations.

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

Since mid-2014, oil prices have declined considerably, which could adversely affect our operations and the State of Louisiana budget for 2015 and future periods. Although the Company attempts to mitigate risk by diversifying its borrower base, approximately 3% of the Company’s portfolio is comprised of loans to borrowers in the energy industry. A severe and prolonged decline in oil prices could have an adverse effect on our customers resulting in increased levels of nonperforming loans, provisions for loan losses and expense associated with loan collection efforts.

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

We are subject to vigorous competition in all aspects and areas of our business from banks and other financial institutions, including banks, savings and loan associations, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. We are significantly smaller than the larger depository institutions operating in our market areas. The financial resources of these larger competitors may permit them to pay higher interest rates on their deposits and to be more aggressive in new loan originations. We also compete with non-financial institutions, including retail stores that maintain their own credit programs and governmental agencies that make available low cost or guaranteed loans to certain borrowers. Some of our competitors are larger financial institutions with substantially greater resources, more advanced technological capabilities, lending limits, larger branch systems and a wider array of commercial banking services. Vigorous competition from both bank and non-bank organizations is expected to continue.

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

Our accounting policies are fundamental to the understanding of our financial condition and results of operations. The preparation of consolidated financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the financial statements by affecting the value of our assets or liabilities and results of operations. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because materially different amounts may be reported if different estimates or assumptions were used. If such estimates or assumptions underlying the financial statements are incorrect, we could experience material losses. From time to time, the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards or the interpretation of such standards that govern the preparation of our external financial statements. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations. Additionally, it is possible, if unlikely, we could be required to apply a new or revised standard retrospectively, resulting in the restatement of prior period financial statements in material amounts.

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

We currently conduct business from nine banking offices in Greater Lafayette, three banking offices in Baton Rouge, four banking offices in Greater New Orleans, six banking offices in the Northshore (of Lake Ponchartrain) region of Louisiana, three offices in Natchez, Mississippi and two offices in Vicksburg, Mississippi. The Bank owns 26 of its 27 banking offices. The Bank leases the land for one banking office in Covington, Louisiana and leases one banking office in Greater New Orleans.

Item 3.	Legal Proceedings.

From time-to-time the Bank is named as a defendant in various legal actions arising from the normal course of business in which damages of various amounts may be claimed. While the amount, if any, of ultimate liability with respect to any such matters cannot be currently determined, management believes, after consulting with legal counsel, that any such liability will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Home Bancorp, Inc.’s common stock is listed on the Nasdaq Global Select Market under the symbol “HBCP”. The common stock commenced trading on the Nasdaq Stock Market on October 3, 2008. As of the close of business on December 31, 2014, there were 7,123,442 shares of common stock outstanding, held by approximately 797 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following table sets forth the high and low prices of the Company’s common stock as reported by the Nasdaq Stock Market and cash dividends declared per share for the periods indicated.

For The Quarter Ended	High	Low	Cash Dividends Declared
March 31, 2013	$19.45	$17.76	$—
June 30, 2013	$18.92	$16.90	$—
September 30, 2013	$18.73	$16.86	$—
December 31, 2013	$19.26	$17.27	$—

March 31, 2014	$23.60	$18.60	$—
June 30, 2014	$22.18	$19.79	$—
September 30, 2014	$22.93	$21.33	$—
December 31, 2014	$23.23	$21.78	$0.07

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

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Home Bancorp, Inc.	100.00	125.03	141.74	158.97	187.18	193.33	236.00
NASDAQ Composite	100.00	143.89	168.22	165.19	191.47	264.84	300.31
SNL Bank and Thrift	100.00	98.66	110.14	85.64	115.00	157.46	175.78

The stock price information shown above is not necessarily indicative of future price performance. Information used was obtained from SNL Financial LC, Charlottesville, Virginia. The Company assumes no responsibility for any errors or omissions in such information.

The Company did not sell any of its equity securities during 2014 that were not registered under the Securities Act of 1933.

For information regarding the Company’s equity compensation plans, see Item 12.

(b) Not applicable.

(c) On June 7, 2013, the Company’s Board of Directors approved a share repurchase program authorizing management to repurchase up to 370,000 shares, or approximately 5%, of its common stock outstanding through open market or privately negotiated transactions. The Company’s purchases of its common stock made during the fourth quarter of 2014 under the plan are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs
October 1 - October 31, 2014	—	$—	—	144,575
November 1 - November 30, 2014	448	22.83	448	144,127
December 1 - December 31, 2014	2,626	23.03	2,626	141,501

Total	3,074	$23.00	3,074	141,501

Item 6.	Selected Financial Data.

Set forth below is selected summary historical financial and other data of the Company. When you read this summary historical financial data, it is important that you also read the historical financial statements and related notes contained in Item 8 of this Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Selected Financial Condition Data:
Total assets	$1,221,415	$984,241	$962,926	$963,789	$700,423
Cash and cash equivalents	29,078	32,639	39,539	31,769	36,971
Interest-bearing deposits in banks	5,526	2,940	3,529	5,583	7,867
Investment securities:
Available for sale	174,801	149,632	157,256	155,260	111,962
Held to maturity	11,705	9,405	1,665	3,462	15,220
Loans receivable, net	901,208	700,538	667,809	661,267	435,992
Deposits	993,573	741,312	771,429	730,734	553,218
Federal Home Loan Bank advances	47,500	97,000	46,257	93,623	13,000
Securities sold under repurchase agreements	20,371	—	—	—	—
Shareholders’ equity	154,144	141,910	141,574	134,285	131,530

	For the Years Ended December 31,
(dollars in thousands, except per share data)	2014	2013	2012	2011	2010
Selected Operating Data:
Interest income	$54,323	$43,721	$46,122	$38,435	$33,659
Interest expense	3,284	3,503	4,914	5,217	5,881

Net interest income	51,039	40,218	41,208	33,218	27,778
Provision for loan losses	2,364	3,653	2,411	1,460	865

Net interest income after provision for loan losses	48,675	36,565	38,797	31,758	26,913
Noninterest income	8,175	7,670	7,761	7,000	4,470
Noninterest expense	41,772	33,205	32,763	31,003	24,351

Income before income taxes	15,078	11,030	13,795	7,755	7,032
Income taxes	5,206	3,736	4,605	2,635	2,344

Net income	$9,872	$7,294	$9,190	$5,120	$4,688

Earnings per share - basic	$1.51	$1.11	$1.33	$0.72	$0.62

Earnings per share - diluted	$1.42	$1.06	$1.28	$0.71	$0.62

Cash dividends per share	$0.07	$0.00	$0.00	$0.00	$0.00

	As of or For the Years Ended December 31,
	2014	2013	2012	2011	2010
Selected Operating Ratios: (1)
Average yield on interest-earnings assets (TE)	4.84%	5.06%	5.36%	5.37%	5.62%
Average rate on interest-bearing liabilities	0.39	0.54	0.72	0.90	1.29
Average interest rate spread (TE) (2)	4.45	4.52	4.64	4.47	4.33
Net interest margin (TE) (3)	4.54	4.65	4.79	4.64	4.64
Average interest-earning assets to average interest-bearing liabilities	133.91	132.63	126.81	124.18	131.52
Noninterest expense to average assets	3.38	3.45	3.38	3.77	3.55
Efficiency ratio (4)	70.54	69.34	66.91	77.09	75.51
Return on average assets	0.80	0.76	0.95	0.62	0.68
Return on average equity	6.65	5.14	6.60	3.88	3.56
Average equity to average assets	12.02	14.74	14.38	16.01	19.44

Asset Quality Ratios: (5) (6)
Non-performing loans as a percent of total loans receivable	2.25%	2.87%	1.97%	1.82%	0.29%
Non-performing assets as a percent of total assets	1.96	2.20	1.76	1.55	0.19
Allowance for loan losses as a percent of non-performing loans as of end of period	38.79	35.16	43.01	45.92	371.2
Allowance for loan losses as a percent of net loans as of end of period	0.87	1.01	0.85	0.83	1.09

Capital Ratios: (5) (7)
Tier 1 risk-based capital ratio	16.94%	20.84%	20.97%	20.34%	22.85%
Leverage capital ratio	11.96	14.17	13.67	12.53	15.46
Total risk-based capital ratio	17.85	21.88	21.83	21.13	23.65

(1)	With the exception of end-of-period ratios, all ratios are based on average monthly balances during the respective periods.
(2)	Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 35%.
(4)	The efficiency ratio represents noninterest expense as a percentage of total revenues. Total revenues is the sum of net interest income and noninterest income.
(5)	Asset quality and capital ratios are end of period ratios.
(6)

Asset quality ratios exclude assets covered under FDIC loss sharing agreements. At December 31, 2014, Covered Loans and Assets totaled $18.6 million and $20.2 million, respectively, compared to $21.7 million and $24.9 million, respectively, of Covered Loans and Covered Assets at December 31, 2013, $45.8 million and $48.4 million, respectively, of Covered Loans and Covered Assets at December 31, 2012, $61.1 million and $67.1 million, respectively, of Covered Loans and Covered Assets at December 31, 2011 and $80.4 million and $86.1 million, respectively, of Covered Loans and Covered Assets at December 31, 2010. At December 31, 2014, 2013, 2012, 2011 and 2010, $3.3 million, $5.1 million, $9.6 million, $10.5 million and $16.0 million, respectively, of Covered Loans were contractually not performing. In addition, we had $1.6 million, $3.2 million, $2.7 million, $6.1 million and $5.7 million, respectively, in Covered Assets which were repossessed assets at December 31, 2014, 2013, 2012, 2011 and 2010, respectively, and which are excluded from the asset quality ratios above.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis and discussion of the financial condition and results of operations of Home Bancorp, Inc. (the “Company”), and its wholly owned subsidiary, Home Bank, N.A. (the “Bank”). This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes included herein in Part II, Item 8, “Financial Statements and Supplementary Data” and the description of our business included herein in Part 1, Item 1 “Business”.

EXECUTIVE OVERVIEW

Net income for 2014 totaled $9.9 million, an increase of 35.3% from the $7.3 million earned in 2013. Diluted earnings per share for 2014 were $1.42, an increase of 34.0% from the $1.06 earned in 2013. Key components of the Company’s performance in 2014 are summarized below.

The Company’s financial condition and income as of and for the period ended December 31, 2014 was impacted by the acquisition of Britton & Koontz Capital Corporation (“Britton & Koontz”), the holding company for Britton & Koontz Bank, N.A. (“Britton & Koontz Bank”) of Natchez, Mississippi, on February 14, 2014. As a result of the acquisition, five former Britton & Koontz Bank branches in west Mississippi were added to Home Bank’s branch office network. Two former Britton & Koontz Bank locations in Baton Rouge were consolidated into existing Home Bank locations. Through the Britton & Koontz transaction, the Company acquired assets of $298.9 million, which included loans of $161.6 million, and $264.5 million in deposits and other liabilities. Shareholders of Britton and Koontz received $16.14 per share in cash, yielding an aggregate purchase price of $34.5 million. The Company incurred $2.3 million in pre-tax merger-related expenses during the year ended 2014. See Note 3 to the Unaudited Consolidated Financial Statements for additional information regarding the acquisition of Britton & Koontz.

•	Assets totaled $1.2 billion as of December 31, 2014, up $237.2 million, or 24.1%, from December 31, 2013. The increase was primarily the result of the Britton & Koontz acquisition.

•

Investment securities totaled $186.5 million as of December 31, 2014, an increase of $27.5 million, or 17.3%, from December 31, 2013. The increase was driven by $98.0 million in securities acquired from Britton & Koontz as of the date of acquisition. The Company subsequently sold $65.1 million of investments acquired from Britton & Koontz.

•

Loans as of December 31, 2014 were $909.0 million, an increase of $201.5 million, or 28.5%, from December 31, 2013. The increase in loans was primarily driven by $161.6 million in loans acquired from Britton & Koontz at the acquisition date. Growth in our originated loan portfolio during the year was primarily related to commercial real estate loans, one- to four-family first mortgage loans and commercial and industrial loans. These increases were partially offset by a decrease in our origination of new construction and land loans. As of December 31, 2014, Covered Loans totaled $18.6 million, a decrease of $3.1 million, or 14.3%, from December 31, 2013.

•

Net office properties and equipment as of December 31, 2014 were $38.0 million, an increase of $7.3 million, or 23.7%, from December 31, 2013. The Company began 2014 with 22 banking offices. The acquisition of five Britton & Koontz locations increased our total number of banking offices to 27.

•

Total customer deposits as of December 31, 2014 were $993.6 million, an increase of $252.3 million, or 34.0%, from December 31, 2013. The Britton & Koontz acquisition added $216.6 million in deposits at the acquisition date. The increase in deposits was driven primarily by the acquisition of Britton & Koontz and strong organic growth. In addition to the deposits assumed from Britton & Koontz, core deposits increased $72.1 million, or 13.1%, while certificate of deposits decreased $36.4 million, or 18.9%.

•

Interest income increased $10.6 million, or 24.2%, in 2014 compared to 2013. The increase was primarily due to higher average volume of interest-earning assets as the result of the Britton & Koontz acquisition and organic loan growth.

•

Interest expense decreased $219,000, or 6.3%, in 2014 compared to 2013. The decrease was primarily due to lower rates paid on interest-bearing liabilities as the result of reduced market rates and an improved mix of interest-bearing liabilities.

•

The provision for loan losses totaled $2.4 million in 2014, 35.3% lower than the $3.7 million recorded in 2013. At December 31, 2014, the Company’s ratio of allowance for loan losses to total loans was 0.85%, compared to 0.98% at December 31, 2013. The ratio of the allowance for loan losses to total originated loans was 1.04% at December 31, 2014 compared to 1.12% at December 31, 2013. Net charge-offs for 2014 were $1.5 million, or 0.17% of total loans, compared to $2.1 million, or 0.29%, in 2013.

•

Noninterest income increased $505,000, or 6.6%, in 2014 compared to 2013. The increase was primarily the result of higher service fees and charges (up $1.0 million) and bank card fees (up $447,000) due to the impact of the Britton & Koontz acquisition and increased customer transactions, which were partially offset by lower gains on sale of securities (down $426,000), gains on the sale of mortgage loans (down $341,000), and less accretion on the FDIC Asset (down $186,000).

•

Noninterest expense increased $8.6 million, or 25.8%, in 2014 compared to 2013. The increase was primarily the result of higher compensation and benefits, data processing and communications, and occupancy expenses related to the Britton & Koontz acquisition. The Company incurred $2.3 million in merger-related expenses during 2014.

ACQUISITION ACTIVITY

On February 14, 2014, the Company completed its acquisition of Britton & Koontz the former holding company of Britton & Koontz Bank of Natchez, Mississippi. Shareholders of Britton & Koontz received $16.14 per share is cash, yielding an aggregate purchase price of $34,515,000. As a result of the acquisition, five former Britton & Koontz branches in west Mississippi were added to the Bank’s branch office network, net of two former Britton & Koontz banking offices that were closed or consolidated in March 2014. Assets acquired from Britton & Koontz totaled $298.9 million, which included loans of $161.6 million, investment securities of $98.0 million and cash of $15.3 million. The Bank also recorded a core deposit intangible asset of $3.0 million and goodwill of $43,000 relating to the acquisition, and assumed liabilities of $264.5 million, which included $216.6 million in deposits, $9.3 million in FHLB advances and $27.3 million in securities sold under repurchase agreements.

On July 15, 2011, the Company acquired GS Financial Corporation (“GSFC”), the former holding company of Guaranty of Metairie, Louisiana. Shareholders of GSFC received $21.00 per share in cash, yielding an aggregate purchase price of $26,417,000. As a result of the acquisition, the four former Guaranty branches in the Greater New Orleans area were added to the Bank’s branch office network. Assets acquired from GSFC totaled $256.7 million, which included loans of $182.4 million, investment securities of $46.5 million and cash of $9.3 million. The Bank also recorded a core deposit intangible asset of $859,000 and goodwill of $296,000 relating to the acquisition of GSFC, and assumed liabilities of $230.6 million, which included $193.5 million in deposits and $34.7 million in FHLB advances.

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

CRITICAL ACCOUNTING POLICIES

The accounting and financial reporting policies of the Company conform to generally accepted accounting principles in the United States (“GAAP”) and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

Acquired Loans were recorded at fair value at the date of acquisition with no carryover of the allowance for loan losses. As of December 31, 2014, our allowance for loan losses included $418,000 allocated to Acquired Loans with credit quality which had deteriorated since the date of acquisition. Our accounting policy for Acquired Loans is described below.

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

Non-covered Acquired Loans

Non-covered acquired loans are those collectively associated with our acquisitions of GSFC and Britton & Koontz. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The non-covered acquired loans were segregated between those considered to be performing (“acquired performing”) and those with evidence of credit deterioration (“acquired impaired”), and then further segregated into loan pools designed to facilitate the estimation of expected cash flows. The fair value estimate for each pool of acquired performing and acquired impaired loans was based on the estimate of expected cash flows, both principal and interest, from that pool, discounted at prevailing market interest rates.

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

Covered Loans and the Related Loss Share Receivable

The loans purchased in the Bank’s 2010 acquisition of certain assets and liabilities of Statewide Bank are covered by loss share agreements between the FDIC and the Bank that afford the Bank significant loss protection. In connection with the transaction, Home Bank entered into loss sharing agreements with the FDIC which cover the acquired loan portfolio (“Covered Loans”) and repossessed assets (collectively referred to as “Covered Assets”). Under the terms of the loss sharing agreements, the FDIC will, subject to the terms and conditions of the agreements, absorb 80% of the first $41,000,000 of losses incurred on Covered Assets and 95% of losses on Covered Assets exceeding $41,000,000 during the periods specified in the loss sharing agreements (10 years for single-family residential Covered Assets and five years for all other Covered Assets). These covered loans are accounted for as acquired impaired loans as described above. The loss share receivable is measured separately from the related covered loans as it is not contractually embedded in the loans and is not transferable should the loans be sold. The fair value of the loss share receivable at acquisition was estimated by discounting projected cash flows related to the loss share agreements based on the expected reimbursements for losses using the applicable loss share percentages. The discounted amount is accreted into non-interest income over the remaining life of the covered loan pool or the life of the loss share agreement.

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

The following tables show the composition of the Company’s loan portfolio as of the dates indicated.

	December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Real estate loans:
One- to four-family first mortgage	$233,249	$179,506	$177,816	$182,817	$122,614
Home equity loans and lines	56,000	40,561	40,425	43,665	30,915
Commercial real estate	352,863	269,849	252,805	226,999	150,824
Construction and land	89,154	83,271	75,529	78,994	57,538
Multi-family residential	27,375	16,578	19,659	20,125	5,718

Total real estate loans	758,641	589,765	566,234	552,600	367,609

Other loans:
Commercial and industrial	104,446	77,533	72,253	82,980	48,410
Consumer	45,881	40,158	34,641	30,791	23,892

Total other loans	150,327	117,691	106,894	113,771	72,302

Total loans	$908,968	$707,456	$673,128	$666,371	$439,911

The loan portfolio increased $201.5 million, or 28.5%, during 2014. The increase includes loans acquired from Britton & Koontz, which were recorded at their fair value of $161.6 million on the acquisition date, and growth in originated loans of $45.1 million. Growth in originated loans during the year was related primarily to commercial real estate, one- to four-family first mortgage, commercial and industrial and multi-family residential loans. These increases were partially offset by a decrease in our originations of new construction and land loans. Covered Loans totaled $18.6 million as of December 31, 2014, a decrease of $3.1 million, or 14.3%, compared to December 31, 2013. The decrease in the Covered Loan portfolio was primarily the result of principal repayments and foreclosures.

The following table reflects contractual loan maturities as of December 31, 2014, unadjusted for scheduled principal reductions, prepayments or repricing opportunities. Of the $705.1 million in loans which have contractual maturity dates subsequent to December 31, 2015, $577.1 million have fixed interest rates and $127.9 million have floating or adjustable interest rates.

	Due In
(dollars in thousands)	One year or less	One through five years	More than five years	Total
One- to four-family first mortgage	$21,728	$56,784	$154,737	$233,249
Home equity loans and lines	7,877	8,540	39,583	56,000
Commercial real estate	50,318	196,873	105,672	352,863
Construction and land	63,751	20,873	4,530	89,154
Multi-family residential	12,515	10,316	4,544	27,375
Commercial and industrial	44,805	50,038	9,603	104,446
Consumer	2,914	10,219	32,748	45,881

Total	$203,908	$353,643	$351,417	$908,968

The loans and repossessed assets that were acquired from Statewide are covered by loss sharing agreements between the FDIC and the Bank, which affords the Bank significant loss protection. As a result of the loss coverage provided by the FDIC, the risk of loss on the Covered Assets is significantly different from those assets not covered under the loss share agreements. As of their acquisition date, Covered Assets were recorded at their fair value, which included an estimate of credit losses. Asset quality information on Covered Assets is reported before consideration of applied loan discounts, as these discounts were recorded based on the estimated cash flow of the total loan pool and not on a specific loan basis. Because of the loss share agreements, balances disclosed below are for general comparative purposes only and do not represent the Company’s risk of loss on Covered Assets. Because these assets are covered by the loss share agreements with the FDIC during the periods specified in the loss sharing agreements, the FDIC will absorb 80% of the first $41,000,000 of losses incurred on Covered Assets and 95% of losses on Covered Assets exceeding $41,000,000. Losses on single-family Covered Assets are covered for the 10-year period following the acquisition date while all other Covered Assets are covered during the five-year period subsequent to the acquisition date (which will expire in March 2015).

The following table summarizes the changes in the carrying amount of Covered Loans, net of the allowance for losses on Covered Loans, and accretable yield on those loans for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.

	December 31,
	2014		2013		2012		2011		2010
(dollars in thousands)	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield	Carrying Amount, Net	Accretable Yield
Balance beginning of year	$21,674	$(2,134)	$45,764	$(3,973)	$61,020	$(8,550)	$80,447	$(5,505)	$—	$—
Addition from FDIC-assisted transactions	—	—	—	—	—	—	—	—	110,418	(11,110)
Accretion	(8,121)	8,121	(5,417)	5,417	(4,613)	4,613	(5,170)	5,170	(5,605)	5,605
Payments received	(6,743)	—	(18,720)	—	(6,885)	—	(14,354)	—	(13,623)	—
Other principal reduction	(908)	—	(1,241)	—	(2,355)	—	(4,135)	—	(5,686)	—
Net increase in expected cash flows	13,693	(13,693)	3,578	(3,578)	36	(36)	8,215	(8,215)	—	—
Transfers to repossessed assets	(1,013)	—	(2,290)	—	(1,489)	—	(3,933)	—	(5,057)	—
Provision for losses on Covered Loans	—	—	—	—	50	—	(50)	—	—	—

Balance end of year	$18,582	$(7,706)	$21,674	$(2,134)	$45,764	$(3,973)	$61,020	$(8,550)	$80,447	$(5,505)

In addition to Covered Loans, our Covered Assets included $1.6 million, $3.2 million, $2.7 million, $6.1 million and $5.7 million, respectively, of repossessed assets at December 31, 2014, 2013, 2012, 2011 and 2010.

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, multi-family residential, construction and land loans and commercial and industrial loans are individually evaluated for impairment. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer. The Company typically orders an “as is” valuation for collateral property if the loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of December 31, 2014 and 2013, impaired loans, loans individually evaluated for impairment, excluding Acquired Loans, amounted to $2.0 million and $2.6 million, respectively. As of December 31, 2014 and 2013, substandard loans, excluding Acquired Loans, amounted to $7.2 million and $13.5 million, respectively. The amount of the allowance for loan losses allocated to originated impaired or substandard loans totaled $140,000 and $482,000 as of December 31, 2014 and 2013, respectively. There were no assets classified as doubtful or loss as of December 31, 2014 and 2013.

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

	December 31,
(dollars in thousands)	2014 (1)	2013 (2)	2012 (3)	2011 (4)	2010(5)
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$6,501	$7,617	$7,260	$8,526	$5,734
Home equity loans and lines	547	723	284	857	271
Commercial real estate	6,327	7,117	6,984	7,891	3,287
Construction and land	5,356	1,831	4,113	2,624	4,234
Multi-family residential	1,770	2,248	1,327	—	—

Other loans:
Commercial and industrial	2,359	4,835	1,916	1,382	3,359
Consumer	421	388	63	187	159

Total nonaccrual loans	23,281	24,759	21,947	21,467	17,044
Accruing loans 90 days or more past due	—	—	—	—	—

Total nonperforming loans	23,281	24,759	21,947	21,467	17,044
Foreclosed property	5,214	4,566	6,454	8,964	5,753

Total nonperforming assets	28,495	29,325	28,401	30,431	22,797
Performing troubled debt restructurings	725	430	1,114	598	721

Total nonperforming assets and troubled debt restructurings	$29,220	$29,755	$29,515	$31,029	$23,518

Nonperforming loans to total loans	2.56%	3.50%	3.26%	3.22%	3.87%
Nonperforming loans to total assets	1.91%	2.52%	2.28%	2.23%	2.43%
Nonperforming assets to total assets	2.33%	2.98%	2.95%	3.16%	3.25%

1)

Includes $4.9 million in Covered Assets acquired from Statewide and $17.9 million of assets acquired from GSFC and Britton & Koontz. Excluding acquired loans and assets, ratios for nonperforming loans to total loans, nonperforming loans to total assets and nonperforming assets to total assets were 0.55%, 0.38% and 0.56%, respectively, at December 31, 2014.

2)

Includes $8.2 million in Covered Assets acquired from Statewide and $14.1 million of assets acquired from GSFC. Excluding acquired loans and assets, ratios for nonperforming loans to total loans, nonperforming loans to total assets and nonperforming assets to total assets were 1.17%, 0.80% and 0.81%, respectively, at December 31, 2013.

3)

Includes $12.3 million in Covered Assets acquired from Statewide and $11.2 million of assets acquired from GSFC. Excluding acquired loans and assets, ratios for nonperforming loans to total loans, nonperforming loans to total assets and nonperforming assets to total assets were 0.43%, 0.28% and 0.62%, respectively, at December 31, 2012.

4)

Includes $16.6 million in Covered Assets acquired from Statewide and $9.9 million of assets acquired from GSFC. Excluding acquired loans and assets, ratios for nonperforming loans to total loans, nonperforming loans to total assets and nonperforming assets to total assets were 0.85%, 0.51% and 0.54%, respectively, at December 31, 2011.

5)

Includes $21.6 million in Covered Assets acquired from Statewide. Excluding Covered Loans and Covered Assets, ratios for nonperforming loans to total loans, nonperforming loans to total assets and nonperforming assets to total assets were 0.29%, 0.17% and 0.19%, respectively, at December 31, 2010.

Net loan charge-offs for 2014 were $1.5 million, or 0.17%, of total loans, compared to $2.1 million, or 0.29%, in 2013. The charge-offs during 2014 resulted primarily from a $1.3 million charge-off on a $1.6 million single commercial and industrial loan relationship. In 2013, our loan charge-offs resulted primarily from a $1.7 million partial charge-off on a $2.0 million accounts receivable line of credit.

Repossessed assets which are acquired as a result of foreclosure are classified as repossessed assets until sold. Third party property valuations are obtained at the time the asset is repossessed and periodically until the property is liquidated. Repossessed assets are recorded at fair value less estimated selling costs, at the date acquired or upon receiving new property valuations. Costs associated with acquiring and improving a foreclosed property are usually capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs. Holding costs are charged to expense. Gains and losses on the sale of repossessed assets are charged to operations, as incurred.

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

Acquired Loans were recorded as of their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. Under current accounting principles, if the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for loan losses. As of December 31, 2014, $418,000 of our allowance for loan losses was allocated to Acquired Loans with deteriorated credit quality.

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

The following table presents the activity in the allowance for loan losses for the years indicated.

	For the Years Ended December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Balance, beginning of year	$6,918	$5,319	$5,104	$3,920	$3,352
Provision charged to operations	2,364	3,653	2,411	1,460	865
Loans charged off:
One- to four-family first mortgage	213	112	—	—	—
Home equity loans and lines	2	—	32	—	174
Commercial real estate	41	—	1,980	—	65
Construction and land	19	44	215	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,407	1,990	60	281	106
Consumer	32	9	38	53	24
Recoveries on charged off loans	192	101	129	58	72

Balance, end of year	$7,760	$6,918	$5,319	$5,104	$3,920

At December 31, 2014, the Company’s ratio of allowance for loan losses to total loans was 0.85%, compared to 0.98% at December 31, 2013. Excluding acquired loans, the ratio of allowance for loan losses to total organic loans was 1.04% at December 31, 2014, compared to 1.12% at December 31, 2013. Expected cash flows related to the acquired GSFC one- to four-family first mortgage loans, home equity loans and lines and construction and land loans decreased; therefore, an allowance for loan losses was recorded to cover additional expected losses in this portfolio. At December 31, 2014, the allowance for loan losses for the GSFC loan portfolio was $418,000 compared to $248,000 at December 31, 2013. Ongoing evaluations of the acquired loan portfolios may result in additional provisions for Acquired Loans.

The following table presents the allocation of the allowance for loan losses as of December 31 of the years indicated.

	December 31,
	2014		2013		2012		2011		2010
(dollars in thousands)	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans
One- to four-family first mortgage	$1,310	25.7%	$1,088	25.4%	$982	26.4%	$778	27.4%	$641	27.9%
Home equity loans and lines	553	6.2	424	5.7	343	6.0	336	6.6	296	7.0
Commercial real estate	2,922	38.8	2,528	38.1	2,040	37.6	1,755	34.1	1,258	34.3
Construction and land	1,101	9.8	977	11.8	785	11.2	904	11.9	666	13.1
Multi-family	192	3.0	90	2.3	86	2.9	64	3.0	46	1.3
Commercial and industrial	1,161	11.5	1,338	11.0	683	10.7	922	12.4	746	11.0
Consumer	521	5.0	473	5.7	400	5.2	345	4.6	267	5.4

Total	$7,760	100.0%	$6,918	100.0%	$5,319	100.0%	$5,104	100.0%	$3,920	100.0%

Investment Securities

The Company invests in securities pursuant to our Investment Policy, which has been approved by our Board of Directors. The Investment Policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate or credit risk and to provide and maintain liquidity. The Asset-Liability Committee (“ALCO”), comprised of the Chief Executive Officer, Chief Financial Officer, Chief Banking Officer, Chief Credit Officer, Director of Financial Management and Treasurer, monitors investment activity and ensures that investments are consistent with the Investment Policy. The Board of Directors of the Company reviews investment activity monthly.

The investment securities portfolio increased by an aggregate of $27.5 million, or 17.3%, during 2014. Securities available for sale made up 93.7% of the investment securities portfolio as of December 31, 2014. The following table sets forth the amortized cost and market value of our investment securities portfolio as of the dates indicated.

	December 31,
	2014		2013		2012
(dollars in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Available for sale:
U.S. agency mortgage-backed	$120,009	$121,498	$96,145	$96,785	$99,137	$102,513
Non-U.S. agency mortgage-backed	7,757	7,764	9,765	9,749	12,426	12,668
Municipal bonds	24,388	24,896	19,879	19,799	16,843	17,585
U.S. government agency	20,639	20,643	23,543	23,299	23,944	24,490

Total available for sale	172,793	174,801	149,332	149,632	152,350	157,256

Held to maturity:
U.S. agency mortgage-backed	—	—	132	133	693	706
Municipal bonds	11,705	11,889	9,273	9,142	972	1,040

Total held to maturity	11,705	11,889	9,405	9,275	1,665	1,746

Total investment securities	$184,498	$186,690	$158,737	$158,907	$154,015	$159,002

The following table sets forth the fixed versus adjustable rate profile of the investment securities portfolio as of the dates indicated. All amounts are shown at amortized cost.

	December 31,
(dollars in thousands)	2014	2013	2012
Fixed rate:
Available for sale	$122,883	$87,974	$64,757
Held to maturity	11,705	9,405	1,665

Total fixed rate	134,588	97,379	66,422

Adjustable rate:
Available for sale	49,910	61,358	87,593
Held to maturity	—	—	—

Total adjustable rate	49,910	61,358	87,593

Total investment securities	$184,498	$158,737	$154,015

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities as of December 31, 2014. No tax-exempt yields have been adjusted to a tax-equivalent basis. All amounts are shown at amortized cost.

	Amounts as of December 31, 2014 which mature in:
(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Available for sale:
U.S. agency mortgage-backed	$—	$129	$26,035	$93,845	$120,009
Non-U.S. agency mortgage-backed	—	—	—	7,757	7,757
Municipal bonds	1,140	7,643	11,932	3,673	24,388
U.S. government agency	—	16,132	—	4,507	20,639

Total available for sale	1,140	23,904	37,967	109,782	172,793

Weighted average yield	0.78%	1.63%	1.87%	2.15%	2.01%

Held to maturity:
U.S. agency mortgage-backed	—	—	—	—	—
Municipal bonds	400	235	9,066	2,004	11,705

Total held to maturity	400	235	9,066	2,004	11,705

Weighted average yield	3.75%	4.13%	1.66%	1.95%	1.83%

Total investment securities	$1,540	$24,139	$47,033	$111,786	$184,498

The following table summarizes activity in the Company’s investment securities portfolio during 2014.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2013	$149,632	$9,405
Purchases	22,810	3,001
Sales	(66,903)	—
Principal maturities, prepayments and calls	(29,337)	(467)
Amortization of premiums and accretion of discounts	(1,093)	(234)
Acquired from Britton & Koontz, at fair value	97,985	—
Decrease in market value	1,707	—

Balance, December 31, 2014	$174,801	$11,705

As of December 31, 2014, the Company had a net unrealized gain on its available for sale investment securities portfolio of $2.0 million, compared to $300,000 as of December 31, 2013. The Company acquired $98.0 million of investment securities from Britton & Koontz at the acquisition date, and subsequently sold $65.1 million of the acquired investments during the first quarter of 2014. During 2014, the Company sold an aggregate of $66.9 million of mortgage-backed securities at gains totaling $2,000.

The Company maintains a portfolio of non-agency mortgage-backed securities, which had an amortized cost of $7.8 million and $9.8 million as of December 31, 2014 and 2013, respectively. The portfolio consists of 13 securities with a net unrealized gain of $7,000 and net unrealized loss of $16,000 as of December 31, 2014 and 2013, respectively.

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

Total deposits were $993.6 million as of December 31, 2014, an increase of $252.3 million, or 34.0%, compared to $741.3 million as of December 31, 2013. The acquisition of Britton & Koontz added $216.6 million in deposits during the first quarter of 2014.

The Company experienced strong core deposit (i.e., checking, savings, money market and accounts) growth during 2014. Core deposits totaled $772.8 million as of December 31, 2014, an increase of $223.9 million, or 40.8%, compared to December 31, 2013. Excluding core deposits acquired from Britton & Koontz, core deposits increased $72.1 million, or 13.1%, during 2014. Certificate of deposits (“CD”) declined as higher-priced CDs matured. The following table sets forth the composition of the Company’s deposits as of the dates indicated.

	December 31,		Increase/(Decrease)
(dollars in thousands)	2014	2013	Amount	Percent
Demand deposit	$267,660	$174,475	$93,185	53.4%
Savings	81,145	56,694	24,451	43.1
Money market	219,456	192,303	27,153	14.1
NOW	204,536	125,391	79,145	63.1
Certificates of deposit	220,775	192,449	28,326	14.7

Total deposits	$993,572	$741,312	$252,260	34.0%

The following table shows the average balance and average rate paid for each type of deposit for the periods indicated.

	For the Years Ended December 31,
(dollars in thousands)	2014			2013			2012
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Savings, checking and money market	$491,832	$1,102	0.22%	$376,205	$967	0.26%	$340,586	$1,277	0.37%
Certificates of deposit	231,164	1,640	0.71	225,464	2,077	0.92	271,717	2,951	1.09

Total interest - bearing deposits	$722,996	$2,742	0.38%	$601,669	$3,044	0.51%	$612,303	$4,228	0.69%

Certificates of deposit in the amount of $100,000 and over increased $12.1 million, or 14.5%, from $83.9 million as of December 31, 2013 to $96.0 million as of December 31, 2014. The following table details the remaining maturity of large-denomination certificates of deposit of $100,000 and over.

	December 31,
(dollars in thousands)	2014	2013	2012
3 months or less	$16,179	$16,768	$17,045
3 - 6 months	15,853	14,287	26,812
6 - 12 months	35,039	17,115	42,649
12 - 36 months	20,386	25,187	22,347
More than 36 months	8,568	10,506	10,913

Total certificates of deposit greater than $100,000	$96,025	$83,863	$119,766

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

Short-term FHLB advances totaled $31.0 million as of December 31, 2014, a decrease of $56.0 million, or 64.4%, compared to $87.0 million as of December 31, 2013.

Long-term FHLB advances totaled $16.5 million as of December 31, 2014, an increase of $6.5 million, or 65.0%, compared to December 31, 2013.

Securities Sold Under Repurchase Agreement – The acquisition of Britton & Koontz added $20.4 million in securities sold under repurchase agreement with a July 2015 maturity date and an effective interest rate of 0.36%. Britton & Koontz sold various investment securities with an agreement to repurchase these securities at various times. The underlying securities are U.S. Government obligations and obligations of other U.S. Government agencies. At December 31, 2014, these securities had coupon rates ranging from 1.25% to 3.75% and maturity dates ranging from 2016 to 2028.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. As of December 31, 2014, shareholders’ equity totaled $154.1 million, an increase of $12.2 million, or 8.6%, compared to $141.9 million as of December 31, 2013. The increase was primarily the result of a $9.4 million increase in retained earnings, an aggregate $1.2 million increase in unearned common stock held by the employee stock ownership plan (“ESOP”) and 2009 Recognition and Retention Plan (“RRP”) as a result of shares vesting in the plans and a $1.1 million increase in other comprehensive income, which was partially offset by treasury stock purchases of $561,000 in 2014.

RESULTS OF OPERATIONS

The Company earned net income of $9.9 million in 2014, an increase of $2.6 million compared to the $7.3 million earned in 2013 and an increase of $682,000 compared to the $9.2 million earned in 2012. Diluted earnings per share were $1.42, $1.06 and $1.28 in 2014, 2013 and 2012, respectively.

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

Net interest income totaled $51.0 million in 2014, an increase of $10.8 million, or 26.9%, compared to the $40.2 million earned in 2013. The increase was due to a $10.6 million, or 24.2%, increase in interest income and a $219,000, or 6.3%, decrease in interest expense. The increase in net interest income in 2014 compared to 2013 was primarily due to an increase in our average loan portfolio and an improved mix of interest-bearing liabilities, primarily as a result of the Britton & Koontz acquisition.

In 2013, net interest income totaled $40.2 million, a decrease of $1.0 million, or 2.4%, compared to the $41.2 million earned in 2012. The decline was primarily due to a decrease in the average yield earned on loans. Interest expense decreased $1.4 million, or 28.7%, over the same period. The decrease in 2013 compared to 2012 was primarily due to lower average rates paid on interest-bearing liabilities as the result of reduced market rates and an improved mix of interest-bearing liabilities.

The Company’s net interest spread was 4.45%, 4.52% and 4.66% for the years ended December 31, 2014, 2013 and 2012, respectively. The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.54%, 4.65% and 4.81% during the years ended December 31, 2014, 2013 and 2012, respectively.

In accordance with ASC 310, Receivables, the Company evaluates the expected cash flows of acquired loans throughout the year. As cash flow expectations related to acquired loans change, the Company adjusts the accretable yield recognized on acquired loans. The cash flow expectations of the Covered Loans affect the level of FDIC Asset amortization recorded, which also impacts the yield recognized on Covered Loans. As a result of improved estimated cash flows on Covered Loans, which are expected to result in lower payments from the FDIC, the Company amortized $7.5 million of the FDIC Asset during 2014.

The Covered Loan portfolio yielded 14.72%, 11.08% and 9.40% for the years ended December 31, 2014, 2013 and 2012, respectively. The average yield on originated loans was 5.39% for the year ended December 31, 2014, compared to 5.65% and 6.09% for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2014, the Company had a remaining FDIC Asset in the amount of $4.6 million.

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income to the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average monthly balances during the indicated periods. Taxable equivalent (“TE”) yields have been calculated using a marginal tax rate of 35%.

	For the Years Ended December 31,
(dollars in thousands)	2014			2013			2012
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans receivable(1)	$891,401	$50,273	5.59%	$679,593	$40,536	5.91%	$674,830	$42,798	6.34%
Investment securities (TE)	192,101	3,886	2.23	155,505	3,061	2.14	151,790	3,169	2.21

Other interest-earning assets	38,965	163	0.42	27,539	124	0.45	33,523	155	0.46

Total interest-earning assets (TE)	1,122,467	54,322	4.84	862,637	43,721	5.06	860,143	46,122	5.38

Noninterest-earning assets	111,643			99,998			108,081

Total assets	$1,234,110			$962,635			$968,224

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$491,832	$1,102	0.22%	$376,205	$967	0.26%	$340,586	$1,277	0.37%
Certificates of deposit	231,164	1,640	0.71	225,464	2,077	0.92	271,717	2,951	1.09

Total interest-bearing deposits	722,996	2,742	0.38	601,669	3,044	0.51	612,303	4,228	0.69
Securities sold under repurchase agreements	20,716	73	0.35	—	—	—	—	—	—
FHLB advances	94,531	468	0.49	48,738	459	0.94	65,983	686	1.04

Total interest-bearing liabilities	838,243	3,283	0.39	650,407	3,503	0.54	678,286	4,914	0.72

Noninterest-bearing liabilities	247,490			170,353			150,665

Total liabilities	1,085,733			820,760			828,951
Shareholders’ equity	148,377			141,875			139,273

Total liabilities and shareholders’ equity	$1,234,110			$962,635			$968,224

Net interest-earning assets	$284,224			$212,230			$181,857

Net interest income; net interest spread (TE)		$51,039	4.45%		$40,218	4.52%		$41,208	4.66%

Net interest margin (TE)			4.54%			4.65%			4.81%

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

	2014 Compared to 2013 Change Attributable To			2013 Compared to 2012 Change Attributable To
(dollars in thousands)	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
Interest income:
Loans receivable	$(2,709)	$12,446	$9,737	$(2,840)	$578	$(2,262)
Investment securities	5	821	826	(254)	146	(108)
Other interest-earning assets	(11)	50	39	(3)	(28)	(31)

Total interest income	(2,715)	13,317	10,602	(3,097)	696	(2,401)

Interest expense:
Savings, checking and money market accounts	(124)	259	135	(407)	97	(310)
Certificates of deposit	(483)	46	(437)	(410)	(464)	(874)
Securities sold under repurchase agreements	—	73	73	—	—	—
FHLB advances	56	(47)	9	169	(396)	(227)

Total interest expense	(551)	331	(220)	(648)	(763)	(1,411)

Increase (decrease) in net interest income	$(2,164)	$12,986	$10,822	$(2,449)	$1,459	$(990)

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

For the year ended December 31, 2014, the Company recorded a provision for loan losses of $2.4 million, compared to provisions of $3.7 million and $2.4 million for 2013 and 2012, respectively. The provision for 2014 related primarily to a $1.3 million partial charge-off on a $1.7 million medical equipment loan relationship and organic loan growth. The higher level of provision for loan losses recorded during 2013 resulted primarily from a $1.7 million partial charge-off on a $2.0 million accounts receivable line of credit, modest downgrades of certain other loans in the Company’s originated loan portfolio and decreased cash flow expectations in the acquired GSFC loan portfolio. The provision for loan losses in 2012 was primarily the result of a $1.7 million partial charge-off on a $5.4 million commercial real estate loan.

Net charge-offs were $1.5 million for 2014, compared to $2.1 million and $2.2 million for 2013 and 2012, respectively. Charge-offs during 2014 resulted primarily from a $1.3 million partial charge-off on a $1.7 million medical equipment loan relationship. During 2013, the elevated level of charge-offs resulted primarily from a $1.7 million partial charge-off on a $2.0 million accounts receivable line of credit. In 2012, our charge-offs were due primarily to a $1.7 million charge-off on one commercial real estate loan which was transferred to real estate owned. At December 31, 2014, the Company’s ratio of allowance for loan losses to total loans was 0.85%, compared to 0.98% at December 31, 2013. Excluding acquired loans, the ratio of allowance for loan losses to total originated loans was 1.04% at December 31, 2014, compared to 1.12% at December 31, 2013.

Noninterest Income – The following table illustrates the primary components of noninterest income for the years indicated.

(dollars in thousands)	2014	2013	2014 vs 2013 Percent Increase (Decrease)	2012	2013 vs 2012 Percent Increase (Decrease)
Noninterest income:
Service fees and charges	$3,747	$2,729	37.3%	$2,493	9.5%
Bank card fees	2,178	1,731	25.8	1,796	(3.6)
Gain on sale of loans, net	1,212	1,554	(22.0)	1,964	(20.9)
Income from bank-owned life insurance	458	464	(1.3)	515	(9.9)
Gain (loss) on sale of securities, net	2	428	(99.5)	222	93.1
Accretion of FDIC loss sharing receivable	247	433	(43.0)	581	(25.5)
Other income	331	331	—	190	74.2

Total noninterest income	$8,175	$7,670	6.6%	$7,761	(1.2)%

2014 compared to 2013

Noninterest income for 2014 totaled $8.2 million, an increase of $505,000, or 6.6%, compared to 2013. The increase was primarily the result of increases in service fees and charges (up $1.0 million) and bank card fees (up $447,000) resulting from the Britton & Koontz acquisition, which were partially offset by decreases in gains on the sale of securities (down $426,000) and gains on the sale of mortgage loans (down $341,000).

Accretion of the discount on the FDIC Asset totaled $246,000, $433,000 and $581,000 for the years ended December 31, 2014, 2013 and 2012, respectively. We expect the amount of accretion to continue to decline in future periods because our projected cash flows from Covered Loans have continued to increase, and as a result, we expect to collect less from the FDIC. Additionally, as we continue to submit claims under the loss sharing agreements, the remaining balance of the indemnification asset will continue to decline.

A summary of activity for the FDIC Asset account from March 12, 2010 to December 31, 2014 follows:

(dollars in thousands)	2014	2013	2012	2011	2010
Balance, beginning of period (1)	$12,698	$15,546	$24,222	$32,012	$34,422
Accretion	246	433	581	851	738
Reduction for claims filed	(837)	(1,464)	(3,135)	(4,108)	(3,148)
Change in estimated cash flow assumptions	(7,518)	(1,817)	(6,122)	(4,533)	—

Balance, end of period	$4,589	$12,698	$15,546	$24,222	$32,012

(1)	For 2010, reflects the balance at March 12, 2010, the date of acquisition.

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

Noninterest Expense –The following table illustrates the primary components of noninterest expense for the years indicated.

(dollars in thousands)	2014	2013	2014 vs 2013 Percent Increase (Decrease)	2012	2013 vs 2012 Percent Increase (Decrease)
Noninterest expense:
Compensation and benefits	$24,387	$20,330	20.0%	$19,688	3.3%
Occupancy	4,670	3,524	32.5	3,276	7.6
Marketing and advertising	919	766	20.0	744	3.0
Data processing and communication	4,431	2,442	81.4	2,801	(12.8)
Professional services	1,160	1,061	9.3	890	19.1
Forms, printing and supplies	662	430	54.0	478	(10.1)
Franchise and shares tax	574	711	(19.3)	614	15.8
Regulatory fees	1,067	890	19.9	854	4.2
Foreclosed assets, net	997	523	90.6	1,051	(50.3)
Other expenses	2,905	2,528	14.9	2,367	6.8

Total noninterest expense	$41,772	$33,205	25.8%	$32,763	1.3%

2014 compared to 2013

Noninterest expense for 2014 totaled $41.8 million, an increase of $8.5 million, or 25.8%, from 2013. Noninterest expense in 2014 includes merger-related expenses of $2.3 million related to the Britton & Koontz acquisition in February 2014. Excluding merger-related expenses, noninterest expense increased $6.6 million, or 20.0%, from 2013. The increase in noninterest expense was primarily the result of the addition of Britton & Koontz employees, its operations and facilities and higher costs associated with foreclosed assets.

2013 compared to 2012

Noninterest expense for 2013 totaled $33.2 million, an increase of $442,000, or 1.3%, from 2012. The increase in noninterest expense was primarily the result of increases in compensation and benefits (up $642,000), occupancy (up $248,000), professional services (up $170,000 primarily due to costs related to the Britton & Koontz acquisition) and other expenses (up $161,000 primarily due to penalties incurred in prepaying long-term FHLB borrowings), which were offset by reductions in foreclosed assets expense (down $528,000) and data processing and communication expense (down $359,000).

Income Taxes – For the years ended December 31, 2014, 2013 and 2012, the Company incurred income tax expense of $5.2 million, $3.7 million and $4.6 million, respectively. The Company’s effective tax rate amounted to 34.5%, 33.9% and 33.4% during 2014, 2013 and 2012, respectively. The difference between the effective tax rate and the statutory tax rate primarily related to variances in items that are non-taxable or non-deductible, primarily the effect of tax-exempt income and various tax credits taken. See Note 13 to the Consolidated Financial Statements for additional information concerning our income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. As of December 31, 2014, our cash and cash equivalents totaled $29.1 million. In addition, as of such date, our available for sale investment securities totaled $174.8 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. As of December 31, 2014, we had certificates of deposit maturing within the next 12 months totaling $151.4 million. Based upon historical experience, we anticipate that the majority of the maturing certificates of deposit will be redeposited with us in certificates of deposit or other deposit accounts.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years, we have utilized borrowings as a cost efficient addition to deposits as a source of funds. Our borrowings consist of advances from the FHLB, of which we are a member. Under terms of the collateral agreement with the FHLB, we may pledge residential mortgage loans and mortgage-backed securities as well as our stock in the FHLB as collateral for such advances. For the year ended December 31, 2014, the average balance of our outstanding FHLB advances was $94.5 million. As of December 31, 2014, we had $47.5 million in outstanding FHLB advances and $423.2 million in additional FHLB advances available to us.

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

Our interest rate sensitivity is also monitored by management through the use of models which generate estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of December 31, 2014.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	(0.5) %
+200	(0.1)
+100	—

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

The principal objective of our interest rate risk management function is to evaluate the interest rate risk embedded in certain balance sheet accounts, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements, performance objectives and interest rate environment and manage the risk consistent with approved guidelines. We seek to manage our exposure to risks from changes in interest rates while at the same time trying to improve our net interest spread. We monitor interest rate risk as such risk relates to our operating strategies. We have established an Asset/Liability Committee (“ALCO”), which is comprised of our Chief Executive Officer, Chief Financial Officer, Chief Banking Officer, Chief Credit Officer, Director of Financial Management and Treasurer. The ALCO is responsible for reviewing our asset/liability and investment policies and interest rate risk position. The ALCO meets at least monthly. The extent of the movement of interest rates is an uncertainty that could have a negative impact on future earnings.

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

	Contract Amount
(dollars in thousands)	2014	2013
Standby letters of credit	$5,405	$1,253
Available portion of lines of credit	107,242	60,755
Undisbursed portion of loans in process	54,200	72,333
Commitments to originate loans	96,506	48,854

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and the undisbursed portion of construction loans as of December 31, 2014.

(dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Unused commercial lines of credit	$34,688	$28,452	$2,148	$—	$65,288
Unused personal lines of credit	6,295	4,936	3,882	26,841	41,954
Undisbursed portion of loans in process	54,200	—	—	—	54,200
Commitments to originate loans	96,506	—	—	—	96,506
Standby letters of credit	5,397	8	—	—	5,405

Total	$197,086	$33,396	$6,030	$26,841	$263,353

The Company has utilized leasing arrangements to support the ongoing activities of the Company. The required payments under such commitments and other contractual cash commitments as of December 31, 2014 are shown in the following table.

(dollars in thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$274	$275	$275	$227	$97	$586	$1,734
Certificates of deposit	151,480	41,800	8,892	2,822	2,907	12,874	220,775
Long-term FHLB advances	—	4,500	12,000	—	—	—	16,500

Total	$151,754	$46,575	$21,167	$3,049	$3,004	$13,460	$239,009

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Home Bancorp, Inc.

Lafayette, Louisiana

We have audited the accompanying consolidated statements of financial condition of Home Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ Porter Keadle Moore, LLC

Atlanta, Georgia

March 13, 2015

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$29,077,907	$32,638,900
Interest-bearing deposits in banks	5,526,000	2,940,000
Investment securities available for sale, at fair value	174,800,516	149,632,153
Investment securities held to maturity (fair values of $11,889,335 and $9,275,158, respectively)	11,705,470	9,404,790
Mortgage loans held for sale	4,516,835	1,951,345
Loans covered by loss sharing agreements	18,581,589	21,673,808
Noncovered loans, net of unearned income	890,386,282	685,782,309

Total loans, net of unearned income	908,967,871	707,456,117
Allowance for loan losses	(7,759,500)	(6,918,009)

Total loans, net of unearned income and allowance for loan losses	901,208,371	700,538,108

Office properties and equipment, net	37,964,714	30,702,635
Cash surrender value of bank-owned life insurance	19,163,110	17,750,604
FDIC loss sharing receivable	4,588,807	12,698,077
Accrued interest receivable and other assets	32,862,880	25,984,346

Total Assets	$1,221,414,610	$984,240,958

Liabilities
Deposits:
Noninterest-bearing	$267,660,145	$174,475,044
Interest-bearing	725,912,448	566,837,372

Total deposits	993,572,593	741,312,416
Short-term Federal Home Loan Bank advances	31,000,000	87,000,000
Long-term Federal Home Loan Bank advances	16,500,000	10,000,000
Securities sold under repurchase agreements	20,370,892	—
Accrued interest payable and other liabilities	5,827,369	4,019,013

Total Liabilities	1,067,270,854	842,331,429

Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 9,008,745 and 8,958,395 shares issued; 7,123,442 and 7,099,314 shares outstanding, respectively	90,088	89,585
Additional paid-in capital	93,332,108	92,192,410
Treasury stock at cost - 1,885,303 and 1,859,081 shares, respectively	(28,572,891)	(28,011,398)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(4,909,750)	(5,266,830)
Recognition and Retention Plan (RRP)	(202,590)	(1,018,497)
Retained earnings	93,101,915	83,729,144
Accumulated other comprehensive income	1,304,876	195,115

Total Shareholders’ Equity	154,143,756	141,909,529

Total Liabilities and Shareholders’ Equity	$1,221,414,610	$984,240,958

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2014	2013	2012
Interest Income
Loans, including fees	$50,273,076	$40,535,633	$42,797,878
Investment securities	3,886,520	3,060,521	3,169,429
Other investments and deposits	162,965	124,355	154,820

Total interest income	54,322,561	43,720,509	46,122,127

Interest Expense
Deposits	2,742,106	3,043,982	4,227,495
Securities sold under repurchase agreements	72,986	—	—
Short-term Federal Home Loan Bank advances	125,021	46,716	39,592
Long-term Federal Home Loan Bank advances	343,306	412,210	646,782

Total interest expense	3,283,419	3,502,908	4,913,869

Net interest income	51,039,142	40,217,601	41,208,258
Provision for loan losses	2,364,358	3,652,694	2,411,214

Net interest income after provision for loan losses	48,674,784	36,564,907	38,797,044

Noninterest Income
Service fees and charges	3,746,580	2,729,469	2,493,177
Bank card fees	2,178,194	1,730,960	1,795,960
Gain on sale of loans, net	1,212,157	1,553,598	1,963,365
Income from bank-owned life insurance	458,163	464,170	515,260
Gain on sale of securities, net	1,826	428,200	221,781
Accretion of FDIC loss sharing receivable	246,447	432,929	580,980
Other income	331,411	330,523	190,292

Total noninterest income	8,174,778	7,669,849	7,760,815

Noninterest Expense
Compensation and benefits	24,386,501	20,329,834	19,687,444
Occupancy	4,670,318	3,524,567	3,276,166
Marketing and advertising	919,483	766,388	743,814
Data processing and communication	4,430,519	2,441,796	2,801,124
Professional services	1,159,814	1,060,656	890,205
Forms, printing and supplies	662,074	429,888	477,924
Franchise and shares tax	574,060	710,775	613,733
Regulatory fees	1,066,999	889,967	854,041
Foreclosed assets, net	996,633	522,903	1,051,397
Other expenses	2,905,191	2,527,922	2,367,210

Total noninterest expense	41,771,592	33,204,696	32,763,058

Income before income tax expense	15,077,970	11,030,060	13,794,801
Income tax expense	5,206,383	3,736,138	4,604,930

Net Income	$9,871,587	$7,293,922	$9,189,871

Earnings per share:
Basic	$1.51	$1.11	$1.33

Diluted	$1.42	$1.06	$1.28

Cash dividends declared per common share	$0.07	$—	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2014	2013	2012
Net Income	$9,871,587	$7,293,922	$9,189,871

Other Comprehensive (Loss) Income
Unrealized (losses) gains on investment securities	$1,709,151	$(4,177,585)	$2,511,726
Reclassification adjustment for gains included in net income	(1,826)	(428,200)	(221,781)
Tax effect	(597,564)	1,562,965	(778,581)

Other comprehensive income (loss), net of taxes	$1,109,761	$(3,042,820)	$1,511,364

Comprehensive Income	$10,981,348	$4,251,102	$10,701,235

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2011	$89,335	$89,741,406	$(15,892,315)	$(5,980,990)	$(2,644,523)	$67,245,351	$1,726,571	$134,284,835

Net income						9,189,871		9,189,871
Other comprehensive income							1,511,364	1,511,364
Treasury stock acquired at cost, 337,887 shares			(5,827,639)					(5,827,639)
Exercise of stock options	171	206,355						206,526
RRP shares released for allocation		(680,600)			812,764			132,164
ESOP shares released for allocation		254,951		357,080				612,031
Share-based compensation cost		1,464,708						1,464,708

Balance, December 31, 2012	$89,506	$90,986,820	$(21,719,954)	$(5,623,910)	$(1,831,759)	$76,435,222	$3,237,935	$141,573,860

Net income						7,293,922		7,293,922
Other comprehensive income							(3,042,820)	(3,042,820)
Treasury stock acquired at cost, 347,713 shares			(6,291,444)					(6,291,444)
Exercise of stock options	79	91,026						91,105
RRP shares released for allocation		(655,173)			813,262			158,089
ESOP shares released for allocation		295,680		357,080				652,760
Share-based compensation cost		1,474,057						1,474,057

Balance, December 31, 2013	$89,585	$92,192,410	$(28,011,398)	$(5,266,830)	$(1,018,497)	$83,729,144	$195,115	$141,909,529

Net income						9,871,587		9,871,587
Other comprehensive income							1,109,761	1,109,761
Treasury stock acquired at cost, 26,222 shares			(561,493)					(561,493)
Cash dividends declared, $0.07 per share						(498,816)		(498,816)
Exercise of stock options	503	580,585						581,088
RRP shares released for allocation		(584,015)			815,907			231,892
ESOP shares released for allocation		447,496		357,080				804,576
Share-based compensation cost		695,632						695,632

Balance, December 31, 2014	$90,088	$93,332,108	$(28,572,891)	$(4,909,750)	$(202,590)	$93,101,915	$1,304,876	$154,143,756

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities, net of effects of acquisition:
Net income	$9,871,587	$7,293,922	$9,189,871
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,364,358	3,652,694	2,411,214
Depreciation	1,737,579	1,420,986	1,452,244
Amortization (accretion) of purchase accounting valuations and intangibles	8,650,398	1,500,774	(470,654)
Net amortization of mortgage servicing asset	160,071	195,938	195,337
Federal Home Loan Bank stock dividends	(18,800)	(9,300)	(16,400)
Net amortization of discount on investments	1,327,352	1,085,587	1,167,661
(Gain) loss on sale of investment securities, net	(1,826)	(428,200)	(221,781)
Gain on loans sold, net	(1,212,157)	(1,553,598)	(1,963,365)
Proceeds, including principal payments, from loans held for sale	113,074,911	83,134,006	80,132,706
Originations of loans held for sale	(112,793,674)	(78,005,929)	(82,385,735)
Non-cash compensation	1,451,883	2,126,817	2,076,739
Deferred income tax expense (benefit)	516,456	(1,265,038)	324,101
Decrease in interest receivable and other assets	7,688,608	2,187,267	1,394,971
Increase in cash surrender value of bank-owned life insurance	(458,163)	(464,170)	(515,260)
(Decrease) increase in accrued interest payable and other liabilities	(4,458,388)	403,640	(1,430,418)

Net cash provided by operating activities	27,900,195	21,275,396	11,341,231

Cash flows from investing activities, net of effects of acquisition:
Purchases of securities available for sale	(22,810,016)	(34,548,121)	(48,295,723)
Purchases of securities held to maturity	(3,000,747)	(8,383,189)	—
Proceeds from maturities, prepayments and calls on securities available for sale	29,337,106	29,285,461	32,380,480
Proceeds from maturities, prepayments and calls on securities held to maturity	466,470	561,882	1,795,877
Proceeds from sales on securities available for sale	66,905,382	7,704,863	15,264,114
Increase in loans, net	(57,637,109)	(42,046,336)	(8,022,909)
Reimbursement from FDIC for covered assets	837,396	1,463,468	3,135,373
Decrease in interest-bearing deposits in banks	1,237,000	589,000	2,054,000
Proceeds from sale of repossessed assets	6,771,868	5,926,909	6,988,434
Purchases of office properties and equipment	(3,304,837)	(1,346,437)	(1,451,819)
Proceeds from sale of properties and equipment	60,480	—	1,048,771
Net cash disbursed in business combinations	(22,995,649)	—	—
Purchases of Federal Home Loan Bank stock	(3,024,600)	(4,007,100)	(66,500)
Proceeds from redemption of Federal Home Loan Bank stock	5,360,300	1,926,300	3,010,400

Net cash provided (used in) by investing activities	(1,796,956)	(42,873,300)	7,840,498

Cash flows from financing activities, net of effects of acquisition:
Increase (decrease) in deposits	35,778,663	(30,043,203)	41,134,716
(Decrease) increase in Federal Home Loan Bank advances	(58,649,000)	50,940,980	(46,925,404)
Decrease in securitites sold under repurchase agreements	(6,314,674)	—	—
Proceeds from exercise of stock options	581,088	91,105	206,526
Dividends paid to shareholders	(498,816)	—	—
Purchase of treasury stock	(561,493)	(6,291,444)	(5,827,639)

Net cash provided (used in) by financing activities	(29,664,232)	14,697,438	(11,411,801)

Net change in cash and cash equivalents	(3,560,993)	(6,900,466)	7,769,928
Cash and cash equivalents at beginning of year	32,638,900	39,539,366	31,769,438

Cash and cash equivalents at end of year	$29,077,907	$32,638,900	$39,539,366

Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$3,524,374	$3,377,227	$5,794,525
Income taxes paid	5,140,000	3,025,000	5,450,000

Noncash investing and financing activities:
Transfer of loans to repossessed assets	$8,062,009	$4,824,784	$6,829,932

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Home Bancorp, Inc., a Louisiana Corporation (“Company”), was organized by Home Bank (“Bank”) in May 2008 to facilitate the conversion of the Bank from the mutual to the stock form (“Conversion”) of ownership. The Conversion was completed on October 2, 2008, at which time the Company became the holding company for the Bank, with the Company owning all of the issued and outstanding shares of the Bank’s common stock. Shares of the Company’s common stock were issued and sold in an offering to certain depositors of the Bank. The Company and Bank are headquartered in Lafayette, Louisiana. As of December 31, 2014, the Company was a savings and loan holding company.

As of December 31, 2014, Home Bank was a federally chartered stock savings bank. The Bank was originally chartered in 1908 as a Louisiana state chartered savings association. The Bank converted to a federal mutual savings bank charter in 1993. In 2010, the Bank expanded into the Northshore (of Lake Ponchartrain) through a Federal Deposit Insurance Corporation (“FDIC”) assisted acquisition of certain assets and liabilities of the former Statewide Bank (“Statewide”). In July 2011, the Bank expanded into the Greater New Orleans region through its acquisition of GS Financial Corporation (“GSFC”), the former holding company of Guaranty Savings Bank (“Guaranty”). In February 2014, the Bank expanded into west Mississippi through its acquisition of Britton & Koontz Capital Corporation (“Britton & Koontz”), the holding company for Britton & Koontz Bank, N.A. (“Britton & Koontz Bank”) of Natchez, Mississippi. As of December 31, 2014, the Bank conducts business from 27 banking offices in the Greater Lafayette, Northshore, Baton Rouge and Greater New Orleans regions of south Louisiana and west Mississippi.

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

The Bank is required to maintain cash reserves with the FRB. The requirement is dependent upon the Bank’s cash on hand or noninterest-bearing balances. The reserve requirements as of December 31, 2014 and 2013 were $6,742,000 and $13,601,000, respectively, and the Bank was in compliance with such requirements at such dates.

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

Investment securities that are acquired with the intention of being resold in the near term are classified as trading securities under ASC 320 and are carried at fair value, with unrealized holding gains and losses recognized in current earnings. The Company did not hold any securities for trading purposes at, or during the years ended, December 31, 2014 or 2013.

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

For financial reporting purposes, the Company classifies a portion of its loan portfolio as “Mortgage loans held for sale.” Included in this category are loans which the Company has the current intent to sell and loans which are available to be sold in the event that the Company determines that loans should be sold to support the Company’s investment and liquidity objectives, as well as to support its overall asset and liability management strategies. Loans included in this category for which the Company has the current intention to sell are recorded at the lower of aggregate cost or fair value. As of December 31, 2014 and 2013, the Company had $4,517,000 and $1,951,000, respectively, in loans classified as “Mortgage loans held for sale.”

As of December 31, 2014 and 2013, the Company had $103,447,000 and $119,922,000, respectively, outstanding in loans sold to government agencies that it was servicing through a third party.

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

Non-covered Acquired Loans

Non-covered acquired loans at December 31, 2014 and 2013 are those associated with our acquisition of GSFC and Britton & Koontz. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The non-covered acquired loans were segregated between those considered to be performing (“acquired performing”) and those with evidence of credit deterioration (“acquired impaired”), and then further segregated into loan pools designed to facilitate the development of expected cash flows. The fair value estimate for each pool of acquired performing and acquired impaired loans was based on the estimate of expected cash flows, both principal and interest, from that pool, discounted at prevailing market interest rates.

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

Covered Loans and the Related Loss Share Receivable

The loans purchased in the Company’s 2010 acquisition of certain assets and liabilities of Statewide are covered by loss share agreements between the FDIC and the Company that afford the Company significant loss protection. In connection with the transaction, Home Bank entered into loss sharing agreements with the FDIC which cover the acquired loan portfolio (“Covered Loans”) and repossessed assets (collectively referred to as “Covered Assets”). Under the terms of the loss sharing agreements, the FDIC will, subject to the terms and conditions of the agreements, absorb 80% of the first $41,000,000 of losses incurred on Covered Assets and 95% of losses on Covered Assets exceeding $41,000,000 during the periods specified in the loss sharing agreements. These Covered Loans are accounted for as acquired impaired loans as described above. The loss share receivable is measured separately from the related covered loans as it is not contractually embedded in the loans and is not transferable should the loans be sold. The fair value of the loss share receivable at acquisition was estimated by discounting projected cash flows related to the loss share agreements based on the expected reimbursements for losses using the applicable loss share percentages. The discounted amount is accreted into non-interest income over the remaining life of the covered loan pool or the life of the loss share agreement.

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

Repossessed Assets

Repossessed assets are recorded at fair value less estimated selling costs at the date acquired or upon receiving new property valuations. Costs relating to the development and improvement of foreclosed property are capitalized, and costs relating to holding and maintaining the property are expensed. Write-downs from cost to fair value at the dates of foreclosure are charged against the allowance for loan losses. Valuations are performed periodically and a charge to operations is recorded if the carrying value of a property exceeds its fair value less selling costs. Generally, the Company appraises the property at the time of foreclosure and at least every 12 months following the foreclosure. Excluding Covered Assets, the Company had $3,590,000 and $1,406,000 of repossessed assets as of December 31, 2014 and 2013, respectively. Including Covered Assets, the Company had $5,214,000 and $4,566,000 of repossessed assets as of December 31, 2014 and 2013, respectively. Repossessed Assets are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

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

The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2014, 2013, and 2012, the Company did not recognize any interest or penalties in its financial statements, nor has it recorded an accrued liability for interest or penalty payments.

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

Comprehensive Income

GAAP generally requires that recognized revenues, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheets, such items, along with net earnings, are components of comprehensive income. The tax effect for unrealized gains on investment securities was $598,203, ($1,413,095) and $853,987 for the periods ending December 31, 2014, 2013 and 2012, respectively. The reclassification adjustment for gains included in net income had a tax effect of ($639), ($149,870) and ($75,406) for the periods ending December 31, 2014, 2013 and 2012. Comprehensive income is reflected in the Consolidated Statements of Comprehensive Income.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current period presentation.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes” (Topic 740), which clarifies the presentation requirements of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and should be applied prospectively. The adoption of this ASU is not expected to have a material effect on our Consolidated Financial Statements.

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

In June 2014, the FASB issued ASU 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The ASU makes limited amendments to the current guidance on accounting for certain repurchase agreements. The ASU also expands disclosure requirements for certain transfers of financial assets accounted for as sales or as secured borrowings. The ASU is effective for interim and annual periods after December 15, 2014. The adoption of this ASU is not expected to have a material effect on our Consolidated Financial Statements.

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

In November 2014, the FASB issued ASU 2014-17, “Pushdown Accounting.” All acquired entities have the option to apply pushdown accounting when an acquirer obtains control of them. The guidance is effective immediately. The adoption of this ASU is not expected to have a material effect on our Consolidated Financial Statements.

3. Acquisition Activity

Britton & Koontz Capital Corporation. On February 14, 2014, the Company completed the acquisition of Britton & Koontz Capital Corporation (“Britton & Koontz”), the former holding company of Britton & Koontz Bank, N.A. (“Britton & Koontz Bank”) of Natchez, Mississippi. Shareholders of Britton & Koontz received $16.14 per share in cash, yielding an aggregate purchase price of $34,515,000.

The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. In accordance with ASC 805, the Company recorded goodwill totaling $43,000 from the acquisition as a result of consideration transferred over net assets acquired. Both the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values. Identifiable intangible assets, including core deposit intangible assets, were recorded at fair value.

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

(dollars in thousands)	As Acquired	Fair Value Adjustments		As recorded by Home Bancorp
Assets
Cash and cash equivalents	$15,342	$—		$15,342
Investment securities	96,952	1,033	(a)	97,985
Loans	170,083	(8,502	) (b)	161,581
Repossessed assets	2,699	(871	) (c)	1,828
Office properties and equipment, net	6,566	(811	) (d)	5,755
Core deposit intangible	—	3,030	(e)	3,030
Other assets	9,212	4,197	(f)	13,409

Total assets acquired	$300,854	$(1,924)		$298,930

Liabilities
Interest-bearing deposits	$156,839	$186	(g)	$157,025
Noninterest-bearing deposits	59,575	—		59,575
FHLB advances	9,149	103	(h)	9,252
Other borrowings	26,315	976	(i)	27,291
Other liabilities	11,125	190		11,315

Total liabilities assumed	$263,003	$1,455		$264,458

Excess of assets acquired over liabilities assumed				34,472
Cash consideration paid				(34,515)

Total goodwill recorded				$43

(a)	The adjustment represents the market value adjustments on Britton & Koontz’s investments based on their interest rate risk and credit risk.
(b)	The adjustment to reflect the fair value of loans includes:

•	Adjustment of $2.1 million to reflect the removal of Britton & Koontz’s allowance for loan losses in accordance with ASC 805;

•

Adjustment of $6.3 million for loans within the scope of ASC 310-30. As a result of an analysis by management of all impaired loans, $20.1 million of loans were determined to be within the scope of, and were evaluated under, ASC 310-30. The contractually required payments receivable related to ASC 310-30 loans is approximately $34.0 million with expected cash flow to be collected of $16.0 million. The estimated fair value of such loans is $13.8 million, with a nonaccretable difference of $17.9 million and an accretable yield of $2.3 million; and

•

Adjustment of $4.3 million for all remaining loans determined not to be within the scope of ASC 310-30. Loans which are not within the scope of ASC 310-30 totaled $151.5 million. In determining the fair value of the loans which are not within the scope of ASC 310-30, the acquired loan portfolio was evaluated based on risk characteristics and other credit and market criteria to determine a credit quality adjustment to the fair value of the loans acquired. The acquired loan balance was reduced by the aggregate amount of the credit quality adjustment in determining the fair value of the loans.

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

Acquired loans which are impaired as of the date of acquisition are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In accordance with ASC 310-30 and in estimating the fair value of the acquired loans with deteriorated credit quality as of the acquisition date, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference totaled $17,946,000 as of February 14, 2014 and represented an estimate of the undiscounted loss exposure in the loans acquired with deteriorated credit quality as of the acquisition date.

The following table summarizes the accretable yield on the loans acquired from Britton & Koontz with deteriorated credit quality as of February 14, 2014 and the changes therein through December 31, 2014.

(dollars in thousands)	Accretable Yield
Estimated fair value of loans acquired	$13,774

Less:
Undiscounted contractual cash flows	33,980
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(17,946)

Undiscounted cash flows expected to be collected	16,034

Accretable yield as of February 14, 2014	(2,260)
Accretion during 2014	436

Accretable yield as of December 31, 2014	$(1,824)

As of February 14, 2014 the weighted average remaining contractual life of the loan portfolio acquired with deteriorated credit quality from Britton & Koontz was 7.0 years.

In accordance with ASC 805, loans acquired without deteriorated credit are recorded at fair value and accounted for under ASC Topic 310-20, Nonrefundable Fees and Other Costs. Loans acquired without deteriorated credit quality, in the Britton & Koontz transaction, totaled $147.2 million at the date of acquisition.

The following pro forma information for the years 2014 and 2013 reflects the Company’s estimated consolidated results of operations as if the acquisition of Britton & Koontz occurred at January 1, 2013, unadjusted for potential cost savings.

(dollars in thousands except per share information)	2014	2013
Net interest income	$51,191	$49,192
Noninterest income	8,424	10,470
Noninterest expense	41,183	42,509
Net income	16,068	8,927
Earnings per share – basic	$1.61	$1.35
Earnings per share – diluted	1.52	1.29

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

Acquired loans which are impaired as of the date of acquisition are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The nonaccretable difference on loans acquired from GSFC totaled $5,490,000 as of July 15, 2011 and represented an estimate of the undiscounted loss exposure in the acquired loans with deteriorated credit quality as of the acquisition date.

The following table summarizes the accretable yield on the loans acquired from GSFC with deteriorated credit quality as of July 15, 2011 and the changes therein through December 31, 2014.

(dollars in thousands)	2014	2013	2012	2011
Balance, beginning of period	$(1,281)	$(839)	$(644)	$—
Acquisition accretable yield	—	—	—	(1,169)
Accretion	11	133	966	525
Net transfers from nonaccretable difference to accretable yield	—	(575)	(1,161)	—

Balance, end of period	$(1,270)	$(1,281)	$(839)	$(644)

As of December 31, 2014, the weighted average remaining contractual life of the loan portfolio acquired with deteriorated credit quality from GSFC was 8.2 years.

Statewide Bank. On March 12, 2010, the Bank acquired certain assets and liabilities of the former Statewide Bank, a full-service community bank formerly headquartered in Covington, Louisiana, from the FDIC. As a result of the Statewide acquisition, the Bank’s branch office network was expanded to include six branches in the Northshore (of Lake Pontchartrain) region of Louisiana. Assets acquired in the Statewide transaction totaled $188,026,000, which included loans of $110,415,000, investment securities of $24,841,000 and cash of $11,569,000. In addition, the Bank recorded an FDIC Asset, representing the portion of estimated losses covered by loss sharing agreements between the Bank and the FDIC, of $34,422,000. The loss sharing agreements between the Bank and the FDIC afford us significant protection against future losses in the loan portfolio and repossessed assets acquired in the Statewide transaction. The Bank also recorded a core deposit intangible asset of $1,429,000 and goodwill of $560,000 relating to the Statewide acquisition, and assumed liabilities of $223,910,000, which included $206,925,000 in deposits and $16,824,000 in FHLB advances.

The following table summarizes the accretable yield on the Covered Loans as of March 12, 2010 and the changes therein through December 31, 2014.

(dollars in thousands)	2014	2013	2012	2011	2010
Balance, beginning of period	$(2,134)	$(3,973)	$(8,550)	$(5,505)	$—
Acquisition accretable yield	—	—	—	—	(11,110)
Accretion	8,121	5,417	4,613	5,170	5,605
Net transfers from nonaccretable difference to accretable yield	(13,693)	(3,578)	(36)	(8,215)	—

Balance, end of period	$(7,706)	$(2,134)	$(3,973)	$(8,550)	$(5,505)

As of December 31, 2014, the weighted average remaining contractual life of the Covered Loan portfolio was 4.5 years.

Over the life of the Covered Loans, the Company will continue to estimate cash flows expected to be collected on pools of loans sharing common risk characteristics. The Company will evaluate whether the present value of Covered Loans has decreased and if so, a provision for loan loss will be recognized. For any increases in cash flows expected to be collected, the Company will adjust the amount of accretable yield recognized on a prospective basis over the remaining life of the applicable loan or pool of loans. During the year ended December 31, 2014, there was an aggregate $13,693,000 increase in expected cash flows from the Covered Loans acquired from Statewide over the amounts originally estimated. Such amount was recorded as an increase in the accretable yield to be recognized in interest income in future periods and a decrease to the nonaccretable yield.

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

4. Investment Securities

Summary information regarding the Company’s investment securities classified as available for sale and held to maturity as of December 31, 2014 and 2013 follows.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
December 31, 2014
Available for sale:
U.S. agency mortgage-backed	$120,009	$1,984	$10	$485	$121,498
Non-U.S. agency mortgage-backed	7,757	61	28	26	7,764
Municipal bonds	24,388	561	2	51	24,896
U.S. government agency	20,639	190	—	186	20,643

Total available for sale	$172,793	$2,796	$40	$748	$174,801

Held to maturity:
Municipal bonds	$11,705	$202	$3	$15	$11,889

Total held to maturity	$11,705	$202	$3	$15	$11,889

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
December 31, 2013
Available for sale:
U.S. agency mortgage-backed	$96,145	$1,765	$909	$216	$96,785
Non-U.S. agency mortgage-backed	9,765	58	31	43	9,749
Municipal bonds	19,879	318	279	119	19,799
U.S. government agency	23,543	236	480	—	23,299

Total available for sale	$149,332	$2,377	$1,699	$378	$149,632

Held to maturity:
U.S. agency mortgage-backed	$132	$1	$—	$—	$133
Municipal bonds	9,273	67	198	—	9,142

Total held to maturity	$9,405	$68	$198	$—	$9,275

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

As of December 31, 2014, 42 of the Company’s debt securities had unrealized losses totaling 1.7% of the individual securities’ amortized cost basis and 0.4% of the Company’s total amortized cost basis of the investment securities portfolio. 27 of the 42 securities had been in a continuous loss position for over 12 months at such date. The 27 securities had an aggregate amortized cost basis and unrealized loss of $33,876,000 and $763,000, respectively, at December 31, 2014. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery. No declines in these 42 securities were deemed to be other-than-temporary.

The amortized cost and estimated fair value by maturity of the Company’s investment securities as of December 31, 2014 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security, may differ from its contractual maturity because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$—	$137	$26,206	$95,155	$121,498
Non-U.S. agency mortgage-backed	—	—	—	7,764	7,764
Municipal bonds	1,162	7,853	12,072	3,809	24,896
U.S. government agency	—	16,019	—	4,624	20,643

Total securities available for sale	$1,162	$24,009	$38,278	$111,352	$174,801

Securities held to maturity:
Municipal bonds	$414	$243	$9,204	$2,028	$11,889

Total securities held to maturity	$414	$243	$9,204	$2,028	$11,889

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$—	$129	$26,035	$93,845	$120,009
Non-U.S. agency mortgage-backed	—	—	—	7,757	7,757
Municipal bonds	1,140	7,643	11,932	3,673	24,388
U.S. government agency	—	16,132	—	4,507	20,639

Total securities available for sale	$1,140	$23,904	$37,967	$109,782	$172,793

Securities held to maturity:
Municipal bonds	$400	$235	$9,066	$2,004	$11,705

Total securities held to maturity	$400	$235	$9,066	$2,004	$11,705

For the year ended December 31, 2014, the Company recorded gross gains of $2,000 and no gross losses related to the sale of investment securities. For the year ended December 31, 2013, the Company recorded gross gains of $428,000 and no gross losses related to the sale of investment securities.

As of December 31, 2014 and 2013, the Company had accrued interest receivable for investment securities of $781,000 and $679,000, respectively.

As of December 31, 2014 and 2013, the Company had $76,491,000 and $43,977,000, respectively, of securities pledged to secure public deposits. As of December 31, 2014, the Company had $21,211,000 of securities pledged to securities sold under repurchase agreements.

5. Loans

The Company’s loans, net of unearned income, consisted of the following as of December 31 of the years indicated.

(dollars in thousands)	2014	2013
Real estate loans:
One- to four-family first mortgage	$233,249	$179,506
Home equity loans and lines	56,000	40,561
Commercial real estate	352,863	269,849
Construction and land	89,154	83,271
Multi-family residential	27,375	16,578

Total real estate loans	758,641	589,765

Other loans:
Commercial and industrial	104,446	77,533
Consumer	45,881	40,158

Total other loans	150,327	117,691

Total loans	$908,968	$707,456

A summary of activity in the Company’s allowance for loan losses for the years ended December 31, 2014, 2013 and 2012 is as follows.

	For the Year Ended December 31, 2014
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$904	$(99)	$—	$331	$1,136
Home equity loans and lines	366	(2)	5	73	442
Commercial real estate	2,528	—	—	394	2,922
Construction and land	977	(19)	—	10	968
Multi-family residential	90	—	—	102	192
Commercial and industrial	1,332	(1,407)	184	1,052	1,161
Consumer	473	(32)	3	77	521

Total allowance for loan losses	$6,670	$(1,559)	$192	$2,039	$7,342

Non-covered acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$184	$(114)	$—	$104	$174
Home equity loans and lines	58	—	—	53	111
Commercial real estate	—	(41)	—	41	—
Construction and land	—	—	—	133	133
Multi-family residential	—	—	—	—	—
Commercial and industrial	6	—	—	(6)	—
Consumer	—	—	—	—	—

Total allowance for loan losses	$248	$(155)	$—	$325	$418

Covered loans:
Allowance for loan losses:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total allowance for loan losses	$—	$—	$—	$—	$—

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,088	$(213)	$—	$435	$1,310
Home equity loans and lines	424	(2)	5	126	553
Commercial real estate	2,528	(41)	—	435	2,922
Construction and land	977	(19)	—	143	1,101
Multi-family residential	90	—	—	102	192
Commercial and industrial	1,338	(1,407)	184	1,046	1,161
Consumer	473	(32)	3	77	521

Total allowance for loan losses	$6,918	$(1,714)	$192	$2,364	$7,760

	For the Year Ended December 31, 2013
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$798	$(76)	$—	$182	$904
Home equity loans and lines	322	—	10	34	366
Commercial real estate	2,040	—	—	488	2,528
Construction and land	785	(44)	10	226	977
Multi-family residential	86	—	—	4	90
Commercial and industrial	683	(1,990)	57	2,582	1,332
Consumer	400	(9)	24	58	473

Total allowance for loan losses	$5,114	$(2,119)	$101	$3,574	$6,670

Non-covered acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$184	$(36)	$—	$36	$184
Home equity loans and lines	21	—	—	37	58
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	6	6
Consumer	—	—	—	—	—

Total allowance for loan losses	$205	$(36)	$—	$79	$248

Covered loans:
Allowance for loan losses:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total allowance for loan losses	$—	$—	$—	$—	$—

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$982	$(112)	$—	$218	$1,088
Home equity loans and lines	343	—	10	71	424
Commercial real estate	2,040	—	—	488	2,528
Construction and land	785	(44)	10	226	977
Multi-family residential	86	—	—	4	90
Commercial and industrial	683	(1,990)	57	2,588	1,338
Consumer	400	(9)	24	58	473

Total allowance for loan losses	$5,319	$(2,155)	$101	$3,653	$6,918

	For the Year Ended December 31, 2012
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$778	$—	$—	$20	$798
Home equity loans and lines	336	(32)	15	3	322
Commercial real estate	1,755	(1,980)	94	2,171	2,040
Construction and land	904	(215)	—	96	785
Multi-family residential	64	—	—	22	86
Commercial and industrial	872	(60)	6	(135)	683
Consumer	345	(38)	14	79	400

Total allowance for loan losses	$5,054	$(2,325)	$129	$2,256	$5,114

Non-covered acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$—	$—	$—	$184	$184
Home equity loans and lines	—	—	—	21	21
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total allowance for loan losses	$—	$—	$—	$205	$205

Covered loans:
Allowance for loan losses:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	50	—	—	(50)	—
Consumer	—	—	—	—	—

Total allowance for loan losses	$50	$—	$—	$(50)	$—

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$778	$—	$—	$204	$982
Home equity loans and lines	336	(32)	15	24	343
Commercial real estate	1,755	(1,980)	94	2,171	2,040
Construction and land	904	(215)	—	96	785
Multi-family residential	64	—	—	22	86
Commercial and industrial	922	(60)	6	(185)	683
Consumer	345	(38)	14	79	400

Total allowance for loan losses	$5,104	$(2,325)	$129	$2,411	$5,319

The Company’s allowance for loan losses and recorded investment in loans as of the periods indicated is as follows.

	As of December 31, 2014
	Originated Loans		Acquired Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Non-covered Acquired Loans(1)	Covered Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,136	$—	$174	$—	$1,310
Home equity loans and lines	442	—	111	—	553
Commercial real estate	2,815	107	—	—	2,922
Construction and land	968	—	133	—	1,101
Multi-family residential	192	—	—	—	192
Commercial and industrial	1,128	33	—	—	1,161
Consumer	521	—	—	—	521

Total allowance for loan losses	$7,202	$140	$418	$—	$7,760

	As of December 31, 2014
	Originated Loans		Acquired Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Non-covered Acquired Loans(1)	Covered Loans	Total
Loans:
One- to four-family first mortgage	$164,450	$78	$64,920	$3,801	$233,249
Home equity loans and lines	34,485	—	19,670	1,845	56,000
Commercial real estate	279,493	777	62,849	9,744	352,863
Construction and land	77,057	—	10,745	1,352	89,154
Multi-family residential	16,507	—	9,970	898	27,375
Commercial and industrial	88,411	1,128	14,460	447	104,446
Consumer	43,049	—	2,337	495	45,881

Total loans	$703,452	$1,983	$184,951	$18,582	$908,968

	As of December 31, 2013
	Originated Loans		Acquired Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Non-covered Acquired Loans(1)	Covered Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$904	$—	$184	$—	$1,088
Home equity loans and lines	366	—	58	—	424
Commercial real estate	2,528	—	—	—	2,528
Construction and land	977	—	—	—	977
Multi-family residential	90	—	—	—	90
Commercial and industrial	850	482	6	—	1,338
Consumer	473	—	—	—	473

Total allowance for loan losses	$6,188	$482	$248	$—	$6,918

	As of December 31, 2013
	Originated Loans		Acquired Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Non-covered Acquired Loans(1)	Covered Loans	Total
Loans:
One- to four-family first mortgage	$137,685	$386	$37,084	$4,351	$179,506
Home equity loans and lines	30,422	3	7,798	2,338	40,561
Commercial real estate	225,356	360	32,945	11,188	269,849
Construction and land	79,771	—	2,096	1,404	83,271
Multi-family residential	7,778	—	7,678	1,122	16,578
Commercial and industrial	72,003	1,831	2,428	1,271	77,533
Consumer	39,661	—	497	—	40,158

Total loans	$592,676	$2,580	$90,526	$21,674	$707,456

(1)	$15.2 million and $4.6 million in non-covered acquired loans were accounted for under ASC 310-30 at December 31, 2014 and 2013, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent, in part, on values in the real estate market.

Credit quality indicators on the Company’s loan portfolio as of the dates indicated are as follows.

	December 31, 2014
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$161,922	$251	$2,355	$—	$164,528
Home equity loans and lines	33,731	255	499	—	34,485
Commercial real estate	274,878	3,655	1,737	—	280,270
Construction and land	75,888	103	1,066	—	77,057
Multi-family residential	15,642	865	—	—	16,507
Commercial and industrial	88,309	39	1,191	—	89,539
Consumer	42,718	2	329	—	43,049

Total originated loans	$693,088	$5,170	$7,177	$—	$705,435

Non-covered acquired loans:
One- to four-family first mortgage	$60,106	$994	$3,820	$—	$64,920
Home equity loans and lines	19,181	24	465	—	19,670
Commercial real estate	53,022	2,071	7,756	—	62,849
Construction and land	5,104	—	5,641	—	10,745
Multi-family residential	8,175	25	1,770	—	9,970
Commercial and industrial	13,301	—	1,159	—	14,460
Consumer	2,298	11	28	—	2,337

Total non-covered acquired loans	$161,187	$3,125	$20,639	$—	$184,951

Covered:
One- to four-family first mortgage	$2,655	$13	$1,133	$—	$3,801
Home equity loans and lines	1,661	33	151	—	1,845
Commercial real estate	8,150	—	1,594	—	9,744
Construction and land	1,303	1	48	—	1,352
Multi-family residential	—	898	—	—	898
Commercial and industrial	398	—	49	—	447
Consumer	443	29	23	—	495

Total covered loans	$14,610	$974	$2,998	$—	$18,582

Total:
One- to four-family first mortgage	$224,683	$1,258	$7,308	$—	$233,249
Home equity loans and lines	54,573	312	1,115	—	56,000
Commercial real estate	336,050	5,726	11,087	—	352,863
Construction and land	82,295	104	6,755	—	89,154
Multi-family residential	23,817	1,788	1,770	—	27,375
Commercial and industrial	102,008	39	2,399	—	104,446
Consumer	45,459	42	380	—	45,881

Total loans	$868,885	$9,269	$30,814	$—	$908,968

	December 31, 2013
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$136,274	$265	$1,532	$—	$138,071
Home equity loans and lines	29,962	149	314	—	30,425
Commercial real estate	218,779	800	6,137	—	225,716
Construction and land	78,297	147	1,327	—	79,771
Multi-family residential	6,902	876	—	—	7,778
Commercial and industrial	65,271	4,682	3,881	—	73,834
Consumer	39,336	48	277	—	39,661

Total originated loans	$574,821	$6,967	$13,468	$—	$595,256

Non-covered acquired loans:
One- to four-family first mortgage	$31,467	$119	$5,498	$—	$37,084
Home equity loans and lines	7,226	198	374	—	7,798
Commercial real estate	30,192	—	2,753	—	32,945
Construction and land	1,044	—	1,052	—	2,096
Multi-family residential	5,397	33	2,248	—	7,678
Commercial and industrial	2,428	—	—	—	2,428
Consumer	497	—	—	—	497

Total non-covered acquired loans	$78,251	$350	$11,925	$—	$90,526

Covered:
One- to four-family first mortgage	$3,108	$151	$1,092	$—	$4,351
Home equity loans and lines	2,084	21	233	—	2,338
Commercial real estate	9,702	249	1,237	—	11,188
Construction and land	1,247	64	93	—	1,404
Multi-family residential	206	916	—	—	1,122
Commercial and industrial	451	5	815	—	1,271
Consumer	—	—	—	—	—

Total covered loans	$16,798	$1,406	$3,470	$—	$21,674

Total:
One- to four-family first mortgage	$170,849	$535	$8,122	$—	$179,506
Home equity loans and lines	39,272	368	921	—	40,561
Commercial real estate	258,673	1,049	10,127	—	269,849
Construction and land	80,588	211	2,472	—	83,271
Multi-family residential	12,505	1,825	2,248	—	16,578
Commercial and industrial	68,150	4,687	4,696	—	77,533
Consumer	39,833	48	277	—	40,158

Total loans	$669,870	$8,723	$28,863	$—	$707,456

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

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

In addition, residential loans are classified using an inter-regulatory agency methodology that incorporates, among other factors, the extent of delinquencies and loan-to-value ratios. These classifications were the most current available as of December 31, 2014 and were generally updated within the prior three months. Loans acquired with deteriorated credit quality are excluded from the schedule of credit quality indicators.

Age analysis of past due loans, as of the dates indicated is as follows.

	December 31, 2014
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$2056	$90	$1058	$3,204	$161,324	$164,528
Home equity loans and lines	434	—	65	499	33,986	34,485
Commercial real estate	1,284	—	829	2,113	278,157	280,270
Construction and land	309	—	—	309	76,748	77,057
Multi-family residential	—	—	—	—	16,507	16,507

Total real estate loans	4,083	90	1,952	6,125	566,722	572,847

Other loans:
Commercial and industrial	271	49	451	771	88,768	89,539
Consumer	924	133	329	1,386	41,663	43,049

Total other loans	1,195	182	780	2,157	130,431	132,588

Total originated loans	$5,278	$272	$2,732	$8,282	$697,153	$705,435

Non-covered acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,839	$1,040	$2,031	$4,910	$60,010	$64,920
Home equity loans and lines	132	83	69	284	19,386	19,670
Commercial real estate	3,393	1	1,448	4,842	58,007	62,849
Construction and land	474	755	697	1,926	8,819	10,745
Multi-family residential	1,052	25	319	1,396	8,574	9,970

Total real estate loans	6,890	1,904	4,564	13,358	154,796	168,154

Other loans:
Commercial and industrial	177	392	287	856	13,604	14,460
Consumer	43	24	28	95	2,242	2,337

Total other loans	220	416	315	951	15,846	16,797

Total non-covered acquired loans	$7,110	$2,320	$4,879	$14,309	$170,642	$184,951

Covered loans:
Real estate loans:
One- to four-family first mortgage	$484	$301	$805	$1,590	$2,211	$3,801
Home equity loans and lines	117	14	151	282	1,563	1,845
Commercial real estate	1,158	—	392	1,550	8,194	9,744
Construction and land	25	—	5	30	1,322	1,352
Multi-family residential	—	—	—	—	898	898

Total real estate loans	1,784	315	1,353	3,452	14,188	17,640

Other loans:
Commercial and industrial	—	—	49	49	398	447
Consumer	4	9	13	26	469	495

Total other loans	4	9	62	75	867	942

Total covered loans	$1,788	$324	$1,415	$3,527	$15,055	$18,582

Total loans:
Real estate loans:
One- to four-family first mortgage	$4,379	$1,431	$3,894	$9,704	$223,545	$233,249
Home equity loans and lines	683	97	285	1,065	54,935	56,000
Commercial real estate	5,835	1	2,669	8,505	344,358	352,863
Construction and land	808	755	702	2,265	86,889	89,154
Multi-family residential	1,052	25	319	1,396	25,979	27,375

Total real estate loans	12,757	2,309	7,869	22,935	735,706	758,641

Other loans:
Commercial and industrial	448	441	787	1,676	102,770	104,446
Consumer	971	166	370	1,507	44,374	45,881

Total other loans	1,419	607	1,157	3,183	147,144	150,327

Total loans	$14,176	$2,916	$9,026	$26,118	$882,850	$908,968

	December 31, 2013
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,726	$272	$290	$2,288	$135,783	$138,071
Home equity loans and lines	36	111	66	213	30,212	30,425
Commercial real estate	571	—	1,257	1,828	223,888	225,716
Construction and land	406	1	83	490	79,281	79,771
Multi-family residential	—	—	—	—	7,778	7,778

Total real estate loans	2,739	384	1,696	4,819	476,942	481,761

Other loans:
Commercial and industrial	2,026	3,243	182	5,451	68,383	73,834
Consumer	514	262	277	1,053	38,608	39,661

Total other loans	2,540	3,505	459	6,504	106,991	113,495

Total originated loans	$5,279	$3,889	$2,155	$11,323	$583,933	$595,256

Non-covered acquired loans:
Real estate loans:
One- to four-family first mortgage	$884	$658	$3,457	$4,999	$32,085	$37,084
Home equity loans and lines	50	—	174	224	7,574	7,798
Commercial real estate	239	241	2,753	3,233	29,712	32,945
Construction and land	8	—	1,052	1,060	1,036	2,096
Multi-family residential	879	—	987	1,866	5,812	7,678

Total real estate loans	2,060	899	8,423	11,382	76,219	87,601

Other loans:
Commercial and industrial	—	—	—	—	2,428	2,428
Consumer	—	—	—	—	497	497

Total other loans	—	—	—	—	2,925	2,925

Total non-covered acquired loans	$2,060	$899	$8,423	$11,382	$79,144	$90,526

Covered loans:
Real estate loans:
One- to four-family first mortgage	$588	$319	$864	$1,771	$2,580	$4,351
Home equity loans and lines	161	51	146	358	1,980	2,338
Commercial real estate	459	—	701	1,160	10,028	11,188
Construction and land	11	27	10	48	1,356	1,404
Multi-family residential	—	—	—	—	1,122	1,122

Total real estate loans	1,219	397	1,721	3,337	17,066	20,403

Other loans:
Commercial and industrial	5	109	62	176	1,095	1,271
Consumer	—	—	—	—	—	—

Total other loans	5	109	62	176	1,095	1,271

Total covered loans	$1,224	$506	$1,783	$3,513	$18,161	$21,674

Total loans:
Real estate loans:
One- to four-family first mortgage	$3,198	$1,249	$4,611	$9,058	$170,448	$179,506
Home equity loans and lines	247	162	386	795	39,766	40,561
Commercial real estate	1,269	241	4,711	6,221	263,628	269,849
Construction and land	425	28	1,145	1,598	81,673	83,271
Multi-family residential	879	—	987	1,866	14,712	16,578

Total real estate loans	6,018	1,680	11,840	19,538	570,227	589,765

Other loans:
Commercial and industrial	2,031	3,352	244	5,627	71,906	77,533
Consumer	514	262	277	1,053	39,105	40,158

Total other loans	2,545	3,614	521	6,680	111,011	117,691

Total loans	$8,563	$5,294	$12,361	$26,218	$681,238	$707,456

As of December 31, 2014 and 2013, the Company did not have any loans greater than 90 days past due which were accruing interest.

The following is a summary of information pertaining to the Company’s impaired loans, excluding acquired loans, as of the dates indicated.

	For the Year Ended December 31, 2014
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$78	$78	$—	214	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	64	—
Construction and land	—	—	—	15	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	398	398	—	494	4
Consumer	—	—	—	—	—

Total	$476	$476	$—	$787	$4

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	777	777	107	239	10
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	730	730	33	923	40
Consumer	—	—	—	—	—

Total	$1,507	$1,507	$140	$1,162	$50

Total impaired loans:
One- to four-family first mortgage	$78	$78	$—	$214	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	777	777	107	303	10
Construction and land	—	—	—	15	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,128	1,128	33	1,417	44
Consumer	—	—	—	—	—

Total	$1,983	$1,983	$140	$1,949	$54

	For the Year Ended December 31, 2013
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$386	$386	$—	$782	$12
Home equity loans and lines	3	3	—	26	—
Commercial real estate	360	360	—	1,336	—
Construction and land	—	—	—	80	—
Multi-family residential	—	—	—	325	—
Commercial and industrial	584	584	—	743	17
Consumer	—	—	—	—	—

Total	$1,333	$1,333	$—	$3,292	$29

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$126	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	102	—
Construction and land	—	—	—	5	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,247	1,247	482	987	38
Consumer	—	—	—	—	—

Total	$1,247	$1,247	$482	$1,220	$38

Total impaired loans:
One- to four-family first mortgage	$386	$386	$—	$908	$12
Home equity loans and lines	3	3	—	26	—
Commercial real estate	360	360	—	1,438	—
Construction and land	—	—	—	85	—
Multi-family residential	—	—	—	325	—
Commercial and industrial	1,831	1,831	482	1,730	55
Consumer	—	—	—	—	—

Total	$2,580	$2,580	$482	$4,512	$67

A summary of information pertaining to the Company’s nonaccrual loans as of December 31, 2014 and 2013 is as follows.

	December 31, 2014				December 31, 2013
		Non- covered				Non- covered
(dollars in thousands)	Originated	Acquired(1)	Covered	Total	Originated	Acquired(1)	Covered	Total
Nonaccrual loans:
One- to four-family first mortgage	$1,429	$2,854	$2,218	$6,501	$689	$4,744	$2,184	$7,617
Home equity loans and lines	65	299	183	547	66	487	170	723
Commercial real estate	829	4,878	620	6,327	1,939	3,957	1,221	7,117
Construction and land	—	5,225	131	5,356	84	1,307	440	1,831
Multi-family residential	—	1,770	—	1,770	—	2,248	—	2,248
Commercial and industrial	1,191	1,106	62	2,359	3,881	—	954	4,835
Consumer	329	29	63	421	277	—	111	388

Total	$3,843	$16,161	$3,277	$23,281	$6,936	$12,743	$5,080	$24,759

(1)	Nonaccrual non-covered acquired loans accounted for under ASC 310-30 at the time of acquisition totaled $11.8 million and $5.5 million as of December 31, 2014 and 2013, respectively.

As of December 31, 2014, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

As of December 31, 2014 and 2013, the Company had accrued interest receivable for loans of $3,179,000 and $2,553,000, respectively.

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

Information about the Company’s TDRs is presented in the following tables.

	As of December 31, 2014
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs(1)
Originated loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$291	$291
Home equity loans and lines	—	—	—	—
Commercial real estate	111	—	—	111
Construction and land	103	—	—	103
Multi-family residential	—	—	—	—

Total real estate loans	214	—	291	505

Other loans:
Commercial and industrial	—	—	730	730
Consumer	—	—	—	—

Total other loans	—	—	730	730

Total loans	$214	$—	$1,021	$1,235

Non-covered acquired loans:
Real estate loans:
One- to four-family first mortgage	$432	$77	$49	$558
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	967	967
Construction and land	—	—	—	—
Multi-family residential	—	—	—	—

Total real estate loans	432	77	1,016	1,525

Other loans:
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—

Total other loans	—	—	—	—

Total loans	$432	$77	$1,016	$1,525

Covered loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land	—	—	117	117
Multi-family residential	—	—	—	—

Total real estate loans	—	—	117	117

Other loans:
Commercial and industrial	—	—	—	—
Consumer	2	—	2	4

Total other loans	2	—	2	4

Total loans	$2	$—	$119	$121

Total loans:
Real estate loans:
One- to four-family first mortgage	$432	$77	$340	$849
Home equity loans and lines	—	—	—	—
Commercial real estate	111	—	967	1,078
Construction and land	103	—	117	220
Multi-family residential	—	—	—	—

Total real estate loans	646	77	1,424	2,147

Other loans:
Commercial and industrial	—	—	730	730
Consumer	2	—	2	4

Total other loans	2	—	732	734

Total loans	$648	$77	$2,156	$2,881

	As of December 31, 2013
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs(1)
Originated loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$296	$296
Home equity loans and lines	—	—	—	—
Commercial real estate	275	—	111	386
Construction and land	147	—	—	147
Multi-family residential	—	—	—	—

Total real estate loans	422	—	407	829

Other loans:
Commercial and industrial	—	—	—	—
Consumer	3	—	—	3

Total other loans	3	—	—	3

Total loans	$425	$—	$407	$832

Non-covered acquired loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$586	$586
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	1,046	1,046
Construction and land	—	—	—	—
Multi-family residential	—	—	676	676

Total real estate loans	—	—	2,308	2,308

Other loans:
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—

Total other loans	—	—	—	—

Total loans	$—	$—	$2,308	$2,308

Covered loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land	—	—	392	392
Multi-family residential	—	—	—	—

Total real estate loans	—	—	392	392

Other loans:
Commercial and industrial	—	—	830	830
Consumer	5	—	31	36

Total other loans	5	—	861	866

Total loans	$5	$—	$1,253	$1,258

Total loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$882	$882
Home equity loans and lines	—	—	—	—
Commercial real estate	275	—	1,157	1,432
Construction and land	147	—	392	539
Multi-family residential	—	—	676	676

Total real estate loans	422	—	3,107	3,529

Other loans:
Commercial and industrial	—	—	830	830
Consumer	8	—	31	39

Total other loans	8	—	861	869

Total loans	$430	$—	$3,968	$4,398

A summary of information pertaining to modified terms of loans, as of the date indicated is as follows.

	As of December 31, 2014			As of December 31, 2013
(dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
One- to four-family first mortgage	5	$1,007	$849	5	$1,036	$882
Home equity loans and lines	—	—	—	—	—	—
Commercial real estate	2	1,088	1,078	3	1,452	1,432
Construction and land	2	494	220	4	1,299	539
Multi-family residential	—	—	—	1	784	676
Commercial and industrial	1	761	730	1	1,174	830
Other consumer	2	29	4	5	66	39

Total	12	$3,379	$2,881	19	$5,811	$4,398

None of the other performing troubled debt restructurings as of December 31, 2014 has defaulted subsequent to the restructuring through the date the financial statements were available to be issued. The Company restructured, as a TDR, one loan totaling $730,000 during 2014 and four loans totaling $707,000 during 2013.

6. Loan Servicing

Mortgage loans sold to and serviced for others are not included in the accompanying statements of financial condition. The unpaid principal balances of these loans as of December 31 of the years indicated are summarized as follows:

(dollars in thousands)	2014	2013
Mortgage loans sold to Federal Home Loan Mortgage Corporation without recourse	$10,821	$13,325
Mortgage loans sold to Federal National Mortgage Association without recourse	92,626	106,597

Balance, end of period	$103,447	$119,922

The Company records servicing assets related to mortgage loans sold and serviced at fair value and will amortize these servicing assets over the period of estimated net servicing income associated with each loan. Management assesses servicing assets for potential impairment annually. Activity related to servicing assets for the years ended December 31, 2014, 2013 and 2012 is summarized as follows.

(dollars in thousands)	2014	2013	2012
Balance at the beginning of the year	$516	$611	$545
Recognition of servicing assets from the transfer of financial assets	—	101	261
Amortization	(160)	(196)	(195)

Balance, end of period	$356	$516	$611

Fair value, end of period	$629	$1,009	$1,995

Custodial and escrow account balances maintained in connection with the foregoing loan servicing arrangements were $1,044,000 and $1,064,000 as of December 31, 2014 and 2013, respectively.

7. Office Properties and Equipment

Office properties and equipment consisted of the following as of December 31 of the years indicated.

(dollars in thousands)	2014	2013
Land	$12,224	$10,330
Buildings and improvements	29,252	23,170
Furniture and equipment	11,403	10,419

Total office properties and equipment	52,879	43,919
Less accumulated depreciation	14,914	13,216

Total office properties and equipment, net	$37,965	$30,703

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $1,738,000, $1,421,000 and $1,452,000, respectively.

8. Goodwill and Intangibles

The carrying amount of the Company’s goodwill was $899,000 and $856,000 as of December 31, 2014 and 2013, respectively.

A summary of the Company’s core deposit intangible assets as of December 31 of the years indicated follows.

(dollars in thousands)	2014	2013
Gross carrying amount	$1,053	$1,385
Core deposit intangibles acquired during the year	3,030	—
Less amortization	(716)	(332)

Total core deposit intangible asset	$3,367	$1,053

Amortization expense on the Company’s core deposit intangible assets for the years ended December 31, 2014, 2013 and 2012 was $716,000, $332,000 and $377,000, respectively.

The carrying amount of the Company’s mortgage servicing asset as of December 31, 2014, 2013 and 2012 was $356,000, $516,000 and $611,000, respectively.

9. Deposits

The Company’s deposits consisted of the following major classifications as of December 31 of the years indicated.

(dollars in thousands)	2014	2013
Demand deposit accounts	$267,660	$174,475
Savings	81,145	56,694
Money market accounts	219,456	192,303
NOW accounts	204,536	125,391
Certificates of deposit	220,775	192,449

Total deposits	$993,572	$741,312

As of December 31, 2014, the scheduled maturities of the Company’s certificates of deposit are as follows.

(dollars in thousands)	Amount
2015	$151,480
2016	41,800
2017	8,892
2018	2,822
2019	2,907
Thereafter	12,874

Total certificates of deposit	$220,775

As of December 31, 2014 and 2013, the aggregate amount of certificates of deposit with balances of $250,000 or more was $20,179,000 and $18,061,000, respectively.

10. Short-term FHLB Advances

As of December 31, 2014, the Company’s short-term FHLB advances totaled $31,000,000, compared to $87,000,000 as of December 31, 2013. For the years ended December 31, 2014 and 2013, the average volume of short-term FHLB advances carried by the Company was $81,173,000 and $30,110,000, respectively.

Collateral for short and long-term FHLB advances is secured through a blanket lien evidenced by the Bank’s pledge of first mortgage collateral, demand deposit accounts, capital stock and certain other assets pursuant to the “Advances, Collateral Pledge and Security Agreement.” Under this collateral pledge agreement, the Bank must meet all statutory and regulatory capital standards and must meet all FHLB credit underwriting standards. Management believes that the Bank was in compliance with all such requirements as of December 31, 2014 and 2013.

As of December 31, 2014 and 2013, the Bank had $423,182,000 and $262,345,000, respectively, of additional FHLB advances available.

11. Long-term FHLB Advances

As of December 31, 2014 and 2013, the Company’s long-term FHLB advances totaled $16,500,000 and $10,000,000, respectively. The following table summarizes long-term advances as of December 31, 2014.

(dollars in thousands)	Amount	Weighted Average Rate
Fixed rate advances maturing in:
2016	$4,500	0.56%
2017	12,000	2.90

Total long-term FHLB advances	$16,500	2.26%

12. Securities Sold Under Repurchase Agreement

At December 31, 2014, the Company’s securities sold under repurchase agreement were $20,371,000. The repurchase agreement was acquired in the acquisition of Britton & Koontz with a July 2015 maturity date and an effective interest rate of 0.36%. Britton & Koontz sold various investment securities with an agreement to repurchase those securities at various times. The underlying securities are U.S. Government obligations and obligations of other U.S. Government agencies. These securities totaled $21,211,000 and had coupon rates ranging from 1.25% to 3.75% with maturity dates ranging from 2016 to 2028.

13. Income Taxes

The Company files federal income tax returns on a calendar year basis. Income tax (benefit) expense for the years indicated is summarized as follows:

(dollars in thousands)	2014	2013	2012
Current	$4,690	$5,001	$4,281
Deferred	516	(1,265)	324

Total income tax expense	$5,206	$3,736	$4,605

The components of the Company’s net deferred tax asset as of December 31 of the years indicated are as follows:

(dollars in thousands)	2014	2013
Deferred tax assets (liabilities):
FHLB stock dividends	$(7)	$(7)
Provision for loan losses	2,716	2,421
Accumulated depreciation	(1,297)	(1,166)
Intangible assets	(545)	311
Unrealized gain on securities available for sale	(703)	(105)
Discount on purchased loans	1,999	(372)
Borrowings	130	—
Premium on purchased deposits	33	9
Mortgage servicing rights	(125)	(181)
Deferred compensation	538	763
Stock-based compensation	710	790
Acquired tax credits	1,931	—
Other	894	1,060

Deferred tax asset	$6,274	$3,523

For the years ended December 31, 2014, 2013 and 2012, the Company’s provision for federal income taxes differed from the amount computed by applying the federal income tax statutory rate of 35% for the years 2014 and 2013 and 34% for the year 2012 on income from operations as indicated in the following analysis:

(dollars in thousands)	2014	2013	2012
Federal tax based on statutory rate	$5,263	$3,857	$4,686
State tax based on statutory rate	41	10	13
(Decrease) increase resulting from:
Effect of tax-exempt income	(225)	(294)	(160)
Other	127	163	66

Income tax expense	$5,206	$3,736	$4,605

Effective tax rate	34.5%	33.9%	33.4%

Retained earnings as of December 31, 2014 and 2013, included $5,837,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than bad debt losses would create income for tax purposes only, which would be subject to the then-current federal statutory income tax rate. The unrecorded deferred income tax liability on the above amount was $1,985,000 as of December 31, 2014 and 2013. Current accounting standards do not require the accrual of this deferred tax amount to be recorded unless it is probable that the reserve (for tax purposes) will be significantly depleted by loan losses deductible for tax purposes in the future. Based on current estimates of losses within the Company’s loan portfolio, accrual of the deferred tax liability associated with this reserve was not required as of December 31, 2014 and 2013.

14. Commitments and Contingencies

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

	Contract Amount
(dollars in thousands)	2014	2013
Standby letters of credit	$5,405	$1,253
Available portion of lines of credit	107,242	60,755
Undisbursed portion of loans in process	54,200	72,333
Commitments to originate loans	96,506	48,854

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

15. Regulatory Matters

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

In July 2013, the Federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating components of capital and of computing risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. The rule establishes a new common equity Tier 1 minimum capital requirement, increases the minimum capital ratios and assigns a higher risk weight to certain assets based on the risk associated with these assets. The final rule includes transition periods that generally implement the new regulations over a five year period. These changes will be phased in beginning in January 2015, and while management continues to evaluate this final rule and its potential impact, preliminary assessments indicate that the Bank and the Company will continue to exceed all regulatory capital requirements under the new rule.

Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to average assets and risk-weighted assets (as defined). Management believes, as of December 31, 2014 and 2013, that the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2014 and 2013, the most recent notification from the OCC categorized the Bank as “well capitalized” under the OCC regulatory classification framework. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and tangible capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table.

(dollars in thousands)	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2014
Tier 1 risk-based capital:	$145,325	16.94%	$34,303	4.0%	$51,454	6.0%
Total risk-based capital:	153,085	17.85%	68,605	8.0%	85,757	10.0%
Tier 1 leverage capital:	145,325	11.96%	48,603	4.0%	60,755	5.0%

December 31, 2013
Tier 1 risk-based capital:	$139,182	20.84%	$26,712	4.0%	$40,068	6.0%
Total risk-based capital:	146,100	21.88%	53,424	8.0%	66,780	10.0%
Tier 1 leverage capital:	139,182	14.17%	39,280	4.0%	49,100	5.0%

16. Benefit Plans

401(k) Match and Profit Sharing Plan

The Company’s 401(k) defined contribution plan allows its participants to contribute up to 75% of their pretax earnings on a tax-deferred basis up to the statutory limit, and the Company contributes a matching contribution on behalf of plan participants limited to 4% of the employees’ salaries. For the years ended December 31, 2014, 2013 and 2012, the Company made contributions of $524,000, $335,000 and $386,000, respectively, in connection with the plans, which is included in compensation and benefits expense in the accompanying statements of income.

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

Compensation cost related to the ESOP was $756,000, $653,000 and $612,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The fair value of the unearned ESOP shares, using the closing quoted market price per share as of year-end, was approximately $11,263,000 and $9,928,000 as of December 31, 2014 and 2013, respectively. A summary of the ESOP share allocation as of December 31, 2014 follows.

Shares allocated, beginning of year	171,945
Shares allocated during the year	35,708
Shares distributed during the year	(8,817)

Allocated shares held by ESOP trust as of year end	198,836
Unallocated shares	490,978

Total ESOP shares	689,814

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

Britton & Koontz had two salary continuation agreements funded in the amount of $465,000 at the time of acquisition in February 2014. The Bank will pay former executives of Britton & Koontz or their beneficiary over the next 15 years. The Company had an outstanding liability totaling $1,537,000 and $958,000 as of December 31, 2014 and 2013, respectively, in connection with the agreements.

17. Stock-based Payment Arrangements

The Company’s shareholders approved the 2009 Stock Option Plan (“SOP”) and the 2009 Recognition and Retention Plan (“RRP”) on May 12, 2009 to provide incentives and awards for directors, officers and other key employees of the Company and its subsidiary. On May 6, 2014, the Company’s shareholders approved the 2014 Equity Incentive Plan (the “2014 Plan”). These plans are administered by a committee appointed by the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards. In accordance with ASC 718, the Company adopted a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured as of the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

2009 Stock Option Plan

The Company issues stock options under the SOP to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years. The stock options granted were issued with vesting periods of five years. The maximum number of shares issuable under the SOP is 892,687, subject to adjustment. As of December 31, 2014, options to acquire 794,170 shares were outstanding under the SOP.

As of December 31, 2014, there was $197,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a period of 2.8 years.

For the years ended December 31, 2014, 2013 and 2012, the Company recognized $295,000, $681,000 and $663,000, respectively, in compensation cost related to stock options, which is included in compensation and benefits expense in the accompanying consolidated statements of income.

The following table represents stock option activity for the year ended December 31, 2014.

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2014	850,020	$11.92	$3.90
Granted	—	—	—
Exercised	(50,350)	11.54	3.77
Forfeited	(5,500)	16.47	5.65

Outstanding as of December 31, 2014	794,170	$11.92	$3.90	4.7	$8,756,000

Exercisable as of December 31, 2014	751,970	$11.64	$3.81	4.5	$8,501,000

2009 Recognition and Retention Plan

The Company issues restricted stock under the RRP to directors, officers and other key employees. A total of 357,075 shares of the Company’s outstanding common stock, or 4% of total shares outstanding at the time the RRP was implemented, were approved for restricted stock awards under the RRP. During 2009, the Company purchased in the open market all shares required to fund the RRP at an average cost of $11.81 per share. As of December 31, 2014, the cost of such shares held by the RRP totaled $203,000, which is included in the Company’s unallocated common stock held by the RRP in the consolidated statements of financial condition.

The RRP allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock provide instructions to the trustees of the RRP as to how their restricted stock shall be voted. The unearned compensation related to these awards is amortized to compensation expense over the five-year vesting period. The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock as of the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of December 31, 2014, unearned share-based compensation associated with these awards totaled $163,000.

For the years ended December 31, 2014, 2013 and 2012, the Company recognized $401,000, $793,000 and $802,000, respectively, in compensation cost related to restricted stock grants, which is included in compensation and benefits expense in the accompanying consolidated statements of income.

The following table represents unvested restricted stock activity in the RRP for the year ended December 31, 2014.

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance, beginning of year	80,018	$12.39
Granted	—	—
Forfeited	—	—
Released	(69,120)	11.71

Balance, end of period	10,898	$16.74

2014 Equity Incentive Plan

The Company’s shareholders approved a new equity incentive plan in May 2014. The 2014 Plan authorizes the granting of awards to directors, officers and other key employees. The aggregate number of shares of our common stock reserved and available for issuance pursuant to awards granted under the 2014 Plan is 350,000. As of December 31, 2014, no awards had been granted under the 2014 Plan.

18. Earnings Per Share

Earnings per common share was computed based on the following:

	Years Ended December 31,
(in thousands, except per share data)	2014	2013	2012
Numerator:
Income applicable to common shares	$9,872	$7,294	$9,190

Denominator:
Weighted average common shares outstanding	6,553	6,591	6,912
Effect of dilutive securities:
Restricted stock	25	55	77
Stock options	355	262	194

Weighted average common shares outstanding - assuming dilution	6,933	6,908	7,183

Earnings per common share	$1.51	$1.11	$1.33

Earnings per common share - assuming dilution	$1.42	$1.06	$1.28

Options on 26,500, 52,633 and 41,621 shares of common stock were not included in computing diluted earnings per share for the years ended December 31, 2014, 2013 and 2012, respectively, because the effect of these shares were anti-dilutive.

19. Related Party Transactions

Certain directors and officers of the Company are customers of the Company. Loan transactions with directors, officers and employees are made on the same terms as those prevailing at the time for comparable loans to other persons. Loans outstanding to directors, executive officers and their affiliates totaled $7,279,000 and $7,277,000 as of December 31, 2014 and 2013, respectively. A summary of related party loan activity during 2014 follows.

(dollars in thousands)
Balance, beginning of year	$7,277
New loans	2,026
Repayments, net	(2,024)

Balance, end of year	$7,279

None of the related party loans were identified as impaired or exceeded 5% of shareholders’ equity for the years ended 2014 or 2013.

Related party deposits totaled $8,312,000 and $12,155,000 as of December 31, 2014 and 2013, respectively.

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of December 31, 2014, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets and liabilities measured on a recurring basis as of December 31, 2014 and 2013 aggregated by the level in the fair value hierarchy in which these measurements fall.

(dollars in thousands)	December 31, 2014	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$121,498	$—	$121,498	$—
Non-U.S. agency mortgage-backed	7,764	—	7,764	—
Municipal bonds	24,896	—	24,896	—
U.S. government agency	20,643	—	20,643	—

Total	$174,801	$—	$174,801	$—

(dollars in thousands)	December 31, 2013	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$96,785	$—	$96,785	$—
Non-U.S. agency mortgage-backed	9,749	—	9,749	—
Municipal bonds	19,799	—	19,799	—
U.S. government agency	23,299	—	23,299	—

Total	$149,632	$—	$149,632	$—

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

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2014	Level 1	Level 2	Level 3
Assets
Acquired loans with deteriorated credit quality	$31,908	$—	$—	$31,908
Acquired loans without deteriorated credit quality	171,206	—	—	171,206
Impaired loans excluding acquired loans	1,843	—	—	1,843
Repossessed assets	5,214	—	—	5,214
FDIC loss sharing receivable	4,589	—	—	4,589

Total	$214,760	$—	$—	$214,760

Liabilities
Deposits acquired through business combinations	$69,178	$—	$—	$69,178
Securities sold under repurchase agreements	20,371	—	—	20,371

Total	$89,549	$—	$—	$89,549

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2013	Level 1	Level 2	Level 3
Assets
Acquired loans with deteriorated credit quality	$26,220	$—	$—	$26,220
Acquired loans without deteriorated credit quality	85,732	—	—	85,732
Impaired loans excluding acquired loans	2,099	—	—	2,099
Repossessed assets	4,566	—	—	4,566
FDIC loss sharing receivable	12,698	—	—	12,698

Total	$131,315	$—	$—	$131,315

Liabilities
Deposits acquired through business combinations	$39,010	$—	$—	$39,010

Total	$39,010	$—	$—	$39,010

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

The carrying value of the securities sold under repurchase agreement is its fair value.

The fair value of off-balance sheet financial instruments as of December 31, 2014 and 2013 was immaterial.

		Fair Value Measurements at December 31, 2014
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$29,078	$29,078	$29,078	$—	$—
Interest-bearing deposits in banks	5,526	5,526	5,526	—	—
Investment securities available for sale	174,801	174,801	—	174,801	—
Investment securities held to maturity	11,705	11,889	—	11,889	—
Mortgage loans held for sale	4,517	4,517	—	4,517	—
Loans, net	901,208	908,346	—	—	908,346
Cash surrender value of BOLI	19,163	19,163	19,163	—	—
FDIC loss sharing receivable	4,589	4,589	—	—	4,589

Financial Liabilities
Deposits	$993,573	$993,994	$—	$924,816	$69,178
Short-term FHLB advances	31,000	31,000	31,000	—	—
Long-term FHLB advances	16,500	16,987	—	16,987	—
Securities sold under repurchase agreements	20,371	20,371	—	—	20,371

		Fair Value Measurements at December 31, 2013
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$32,639	$32,639	$32,639	$—	$—
Interest-bearing deposits in banks	2,940	2,940	2,940	—	—
Investment securities available for sale	149,632	149,632	—	149,632	—
Investment securities held to maturity	9,405	9,275	—	9,275	—
Mortgage loans held for sale	1,951	1,951	—	1,951	—
Loans, net	700,538	708,863	—	—	708,863
Cash surrender value of BOLI	17,751	17,751	17,751	—	—
FDIC loss sharing receivable	12,698	12,698	—	—	12,698

Financial Liabilities
Deposits	$741,312	$702,168	$—	$663,158	$39,010
Short-term FHLB advances	87,000	87,000	87,000	—	—
Long-term FHLB advances	10,000	10,613	—	10,613	—

21. Condensed Parent Company Only Financial Statements

Condensed financial statements of Home Bancorp, Inc. (parent company only) are shown below. The parent company has no significant operating activities.

Condensed Balance Sheets

December 31, 2014 and 2013

(dollars in thousands)	2014	2013
Assets
Cash in bank	$2,668	$313
Investment in subsidiary	150,883	141,286
Other assets	708	650

Total assets	$154,259	$142,249

Liabilities	$115	$340
Shareholders’ equity	154,144	141,909

Total liabilities and shareholders’ equity	$154,259	$142,249

Condensed Statements of Operations

For the Years Ended December 31, 2014, 2013 and 2012

(dollars in thousands)	2014	2013	2012
Operating income
Interest income	$1	$44	$160
Gain on sale of investment	—	241	163
Dividend from subsidiary	40,000	—	—

Total operating income	40,001	285	323

Operating expenses
Interest expenses	5	—	—
Other expenses	147	155	163

Total operating expenses	152	155	163

Income before income tax expense and equity in undistributed earnings of subsidiary	39,849	130	160
Income tax (benefit) expense	(61)	52	63

Income before equity in undistributed earnings of subsidiary	39,910	78	97
Increase (decrease) in equity in undistributed earnings of subsidiary	(30,038)	7,216	9,093

Net income	$9,872	$7,294	$9,190

Condensed Statements of Cash Flows

For the Years Ended December 31, 2014, 2013 and 2012

(dollars in thousands)	2014	2013	2012
Cash Flows from Operating Activities
Net income	$9,872	$7,294	$9,190
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/discount on investments	—	(3)	(6)
Gain on sale of investment securities	—	(241)	(163)
Non-cash compensation	805	652	612
(Increase) decrease in accrued interest and other assets	(58)	(21)	(558)
Decrease in equity in net income of subsidiary	(9,962)	(7,216)	(9,093)
Dividend from subsidiary	40,000	—	—
Increase (decrease) in accrued expenses and other liabilities	(226)	(189)	788

Net Cash Provided by Operating Activities	40,431	276	770

Cash Flows from Investing Activities
Proceeds from prepayment on available for sale securities	—	312	2,437
Proceeds from sale of available for sale securities	—	3,837	2,527
Net cash paid in acquisitions	(37,597)	—	—

Net Cash Provided by (used in) Investing Activities	(37,597)	4,149	4,964

Cash Flows from Financing Activities
Proceeds from exercise of stock options	581	91	207
Payment of dividends on common stock	(499)	—	—
Purchase of treasury stock	(561)	(6,291)	(5,828)

Net Cash Used in Financing Activities	(479)	(6,200)	(5,621)

Net Increase (Decrease) in Cash and Cash Equivalents	2,355	(1,775)	113
Cash and Cash Equivalents as of Beginning of Period	313	2,088	1,975

Cash and Cash Equivalents as of End of Period	$2,668	$313	$2,088

22. Consolidated Quarterly Results of Operations (unaudited)

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2014
Total interest income	$12,566	$13,940	$14,068	$13,749
Total interest expense	755	838	856	835

Net interest income	11,811	13,102	13,212	12,914
Provision for loan losses	145	811	892	516

Net interest income after provision for loan losses	11,666	12,291	12,320	12,398
Noninterest income	1,656	2,252	2,161	2,106
Noninterest expense	11,257	10,370	9,968	10,177

Income before income taxes	2,065	4,173	4,513	4,327
Income tax expense	631	1,420	1,637	1,518

Net income	$1,434	$2,753	$2,876	$2,809

Earnings per share – basic	$0.22	$0.42	$0.44	$0.43

Earnings per share – diluted	$0.21	$0.40	$0.41	$0.40

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2013
Total interest income	$10,875	$10,852	$11,226	$10,767
Total interest expense	1,025	922	823	733

Net interest income	9,850	9,930	10,403	10,034
Provision for loan losses	520	2,248	453	431

Net interest income after provision for loan losses	9,330	7,682	9,950	9,603
Noninterest income	1,816	2,276	1,780	1,797
Noninterest expense	8,333	8,094	8,003	8,774

Income before income taxes	2,813	1,864	3,727	2,626
Income tax expense	952	621	1,244	919

Net income	$1,861	$1,243	$2,483	$1,707

Earnings per share – basic	$0.28	$0.19	$0.38	$0.26

Earnings per share – diluted	$0.26	$0.18	$0.37	$0.25

23. Subsequent Events

As of March 2, 2015, the Bank converted from a federal savings bank to a national bank with the title “Home Bank, National Association.” As a result of the Bank’s conversion to a national bank, the Company’s is now subject to regulation as a bank holding company by the Board of Governors of the Federal Reserve System (the “FRB” or the “Federal Reserve”). Prior to the Bank’s charter conversion, the Company was regulated by the FRB as a savings and loan holding company.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2014. Our independent registered public accountants have issued an audit report on the company’s internal control over financial reporting. This report appears on pages 42 and 43.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC for the 2015 Annual Meeting of Shareholders to be held in May 2015 (the “Proxy Statement”).

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

Equity Compensation Plan Information. The following table provides information as of December 31, 2014 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2009 Stock Option Plan, 2009 Recognition and Retention Plan and the 2014 Incentive Plan, of which were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	805,068	(1)	$11.92	(1)	372,722
Equity compensation plans not approved by security holders	—		—		—

Total	805,068		$11.92		372,722

(1)	Includes 10,898 shares subject to restricted stock grants which were not vested as of December 31, 2014. The weighted-average exercise price excludes such restricted stock grants.

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

(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location

3.1	Articles of Incorporation of Home Bancorp, Inc.	(1)

3.2	Amended and Restated Bylaws of Home Bancorp, Inc.	(2)

4.0	Form of Stock Certificate of Home Bancorp, Inc.	(1)

10.1	Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(1)

10.2	Salary Continuation Agreement by and between Home Bank and Darren E. Guidry*	(1)

10.3	Amendment No. 1 to the Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(3)

10.4	Amendment No. 1 to the Salary Continuation Agreement by and between Home Bank and Darren E. Guidry*	(3)

10.5	2005 Directors’ Deferral Plan*	(3)

10.6	Amended and Restated Employment Agreement by and between Home Bank and John W. Bordelon*	(4)

10.7	Amended and Restated Employment Agreement by and between Home Bancorp, Inc. and John W. Bordelon*	(4)

No.	Description	Location

10.8	Amended and Restated Employment Agreement by and between Home Bank and Darren E. Guidry*	(4)

10.9	Amended and Restated Employment Agreement by and between Home Bank and Joseph B. Zanco*	(4)

10.10	Home Bancorp, Inc. 2009 Stock Option Plan*	(5)

10.11	Home Bancorp, Inc. 2009 Recognition and Retention Plan and Trust Agreement*	(6)

10.12	Employment Agreement by and between Home Bank and Scott A. Ridley*	(7)

10.13	Home Bancorp, Inc. 2014 Equity Incentive Plan*	(8)

10.14	Amendment to the Amended and Restated Employment Agreement between Home Bancorp, Inc. and John W. Bordelon*	(9)

10.15	Amendment to the Amended and Restated Employment Agreement between Home Bank and John W. Bordelon*	(9)

10.16	Amendment to the Amended and Restated Employment Agreement between Home Bank and Darren E. Guidry*	(9)

10.17	Amendment to the Employment Agreement between Home Bank and Scott A. Ridley*	(9)

10.18	Amendment to the Amended and Restated Employment Agreement between Home Bank and Joseph B. Zanco*	(9)

23.1	Consent of Porter Keadle Moore, LLC	Filed herewith

31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith

32.0	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

*	Denotes a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from the like-numbered exhibit included in Home Bancorp’s registration statement on Form S-1, filed June 6, 2008 (SEC File No. 333-151492).
(2)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of March 23, 2009 and filed March 27, 2009 (SEC File No. 001-34190).
(3)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of December 22, 2008 and filed December 29, 2008 (SEC File No. 001-34190).
(4)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of March 28, 2011 and filed March 30, 2011 (SEC File No. 001-34190).
(5)	Incorporated by reference from Appendix A to Home Bancorp’s definitive proxy statement filed April 1, 2009 (SEC File No. 001-34190) and included in Form S-8, filed June 23, 2009 (SEC File No. 333-160155).
(6)	Incorporated by reference from Appendix B to Home Bancorp’s definitive proxy statement filed April 1, 2009 (SEC File No. 001-34190).
(7)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of January 27, 2014 and filed January 31, 2014 (SEC File No. 001-34190).
(8)	Incorporated by reference from Appendix A to Home Bancorp’s definitive proxy statement filed April 3, 2014 (SEC File No. 001-34190).
(9)	Incorporated by reference from the exhibit included Home Bancorp’s Current Report on Form 8-K, dated as of May 19, 2014 and filed on May 23, 2014 (SEC File No. 001-34190).

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP, INC.

March 13, 2015	By:	/s/ John W. Bordelon
John W. Bordelon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ John W. Bordelon	President, Chief Executive Officer and Director	March 13, 2015
John W. Bordelon

/s/ Michael P. Maraist	Chairman of the Board	March 13, 2015
Michael P. Maraist

/s/ Paul J. Blanchet, III	Director	March 13, 2015
Paul J. Blanchet, III

/s/ Richard J. Bourgeois	Director	March 13, 2015
Richard J. Bourgeois

/s/ John A. Hendry	Director	March 13, 2015
John A. Hendry

/s/ Marc W. Judice	Director	March 13, 2015
Marc W. Judice

/s/ Joseph B. Zanco	Executive Vice President and Chief Financial Officer	March 13, 2015
Joseph B. Zanco

/s/ Mary H. Hopkins Mary H. Hopkins	Home Bank First Vice President and Director of Financial Management	March 13, 2015