Form 10-Q
period 2015-03-31
HOME BANCORP, INC.
filed 2015-05-11
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2015

or

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

At May 5, 2015, the registrant had 7,152,603 shares of common stock, $0.01 par value, outstanding.

HOME BANCORP, INC. and SUBSIDIARY

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) March 31, 2015	(Audited) December 31, 2014
Assets
Cash and cash equivalents	$30,175,858	$29,077,907
Interest-bearing deposits in banks	5,526,000	5,526,000
Investment securities available for sale, at fair value	171,488,522	174,800,516
Investment securities held to maturity (fair values of $14,140,643 and $11,889,335, respectively)	13,912,512	11,705,470
Mortgage loans held for sale	5,622,509	4,516,835
Loans, net of unearned income	922,088,691	908,967,871
Allowance for loan losses	(8,271,676)	(7,759,500)

Total loans, net of unearned income and allowance for loan losses	913,817,015	901,208,371

Office properties and equipment, net	37,584,386	37,964,714
Cash surrender value of bank-owned life insurance	19,295,469	19,163,110
Accrued interest receivable and other assets	36,433,586	37,451,687

Total Assets	$1,233,855,857	$1,221,414,610

Liabilities
Deposits:
Noninterest-bearing	$276,319,489	$267,660,145
Interest-bearing	750,253,148	725,912,448

Total deposits	1,026,572,637	993,572,593
Short-term Federal Home Loan Bank (FHLB) advances	6,000,000	31,000,000
Long-term Federal Home Loan Bank (FHLB) advances	19,000,000	16,500,000
Securities sold under repurchase agreements	20,204,822	20,370,892
Accrued interest payable and other liabilities	5,295,919	5,827,369

Total Liabilities	1,077,073,378	1,067,270,854

Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 9,132,145 and 9,008,745 shares issued; 7,163,649 and 7,123,442 shares outstanding, respectively	91,322	90,088
Additional paid-in capital	94,932,283	93,332,108
Treasury stock at cost - 1,968,496 and 1,885,303 shares, respectively	(30,372,933)	(28,572,891)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(4,820,480)	(4,909,750)
Recognition and Retention Plan (RRP)	(202,590)	(202,590)
Retained earnings	95,449,296	93,101,915
Accumulated other comprehensive income	1,705,581	1,304,876

Total Shareholders’ Equity	156,782,479	154,143,756

Total Liabilities and Shareholders’ Equity	$1,233,855,857	$1,221,414,610

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Interest Income
Loans, including fees	$12,360,963	$11,484,445
Investment securities	910,121	1,050,846
Other investments and deposits	33,752	31,158

Total interest income	13,304,836	12,566,449

Interest Expense
Deposits	684,979	622,565
Securities sold under repurchase agreement	18,429	16,675
Short-term FHLB advances	6,071	35,661
Long-term FHLB advances	103,235	80,550

Total interest expense	812,714	755,451

Net interest income	12,492,122	11,810,998
Provision for loan losses	538,487	145,016

Net interest income after provision for loan losses	11,953,635	11,665,982

Noninterest Income
Service fees and charges	892,118	796,093
Bank card fees	565,584	455,984
Gain on sale of loans, net	373,173	161,862
Income from bank-owned life insurance	132,359	110,641
Gain on sale of securities, net	—	1,826
Other income	115,450	129,573

Total noninterest income	2,078,684	1,655,979

Noninterest Expense
Compensation and benefits	5,760,787	6,794,808
Occupancy	1,171,280	1,014,330
Marketing and advertising	110,328	207,241
Data processing and communication	943,332	1,371,823
Professional services	238,175	487,110
Forms, printing and supplies	144,810	161,920
Franchise and shares tax	147,272	184,385
Regulatory fees	280,467	228,377
Foreclosed assets, net	235,782	361,885
Other expenses	686,853	445,166

Total noninterest expense	9,719,086	11,257,045

Income before income tax expense	4,313,233	2,064,916
Income tax expense	1,465,469	631,460

Net Income	$2,847,764	$1,433,456

Earnings per share:
Basic	$0.43	$0.22

Diluted	$0.41	$0.21

Cash dividends declared per common share	$0.07	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Net Income	$2,847,764	$1,433,456

Other Comprehensive Income
Unrealized gains on investment securities	$616,469	$746,538
Reclassification adjustment for gains included in net income	—	(1,826)
Tax effect (1)	(215,764)	(260,649)

Other comprehensive (loss) income, net of taxes	$400,705	$484,063

Comprehensive Income	$3,248,469	$1,917,519

(1)	The tax effect on the change in unrealized gains on investment securities was $215,764 and $261,288 for the quarters ending March 31, 2015 and 2014, respectively. The reclassification adjustment for gains included in the net income had a tax effect of $639 for the quarter ending March 31, 2014.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2013(1)	$89,585	$92,192,410	$(28,011,398)	$(5,266,830)	$(1,018,497)	$83,729,144	$195,115	$141,909,529
Net income						1,433,456		1,433,456
Other comprehensive income							484,063	484,063
Treasury stock acquired at cost, 200 shares			(4,148)					(4,148)
Exercise of stock options	3	3,432						3,435
ESOP shares released for allocation		94,146		89,270				183,416
Share-based compensation cost		365,496						365,496

Balance, March 31, 2014	$89,588	$92,655,484	$(28,015,546)	$(5,177,560)	$(1,018,497)	$85,162,600	$679,178	$144,375,247

Balance, December 31, 2014(1)	$90,088	$93,332,108	$(28,572,891)	$(4,909,750)	$(202,590)	$93,101,915	$1,304,876	$154,143,756
Net income						2,847,764		2,847,764
Other comprehensive income							400,705	400,705
Treasury stock acquired at cost, 83,193 shares			(1,800,042)					(1,800,042)
Cash dividends declared, $0.07 per share						(500,383)		(500,383)
Exercise of stock options	1,234	1,425,616						1,426,850
ESOP shares released for allocation		141,619		89,270				230,889
Share-based compensation cost		32,940						32,940

Balance, March 31, 2015	$91,322	$94,932,283	$(30,372,933)	$(4,820,480)	$(202,590)	$95,449,296	$1,705,581	$156,782,479

(1)	Balances as of December 31, 2013 and December 31, 2014 are audited.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities, net of effects of acquisition in 2014:
Net income	$2,847,764	$1,433,456
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	538,487	145,016
Depreciation	447,898	404,657
Amortization of purchase accounting valuations and intangibles	1,214,457	1,768,439
Net amortization of mortgage servicing asset	31,270	59,574
Federal Home Loan Bank stock dividends	(3,900)	(3,000)
Net amortization of premium on investments	354,341	270,253
Gain on sale of investment securities, net	—	(1,826)
Gain on loans sold, net	(373,173)	(161,862)
Proceeds, including principal payments, from loans held for sale	35,200,887	15,008,478
Originations of loans held for sale	(35,933,388)	(16,714,484)
Non-cash compensation	226,961	548,912
Deferred income tax (benefit) provision	(43,135)	399,068
Decrease (increase) in interest receivable and other assets	(316,553)	2,407,200
Increase in cash surrender value of bank-owned life insurance	(132,359)	(110,641)
Decrease in accrued interest payable and other liabilities	(494,581)	(4,927,511)

Net cash provided by operating activities	3,564,976	525,729

Cash flows from investing activities, net of effects of acquisition in 2014:
Purchases of securities available for sale	(3,126,663)	(7,805,876)
Purchases of securities held to maturity	(2,273,910)	(1,559,433)
Proceeds from maturities, prepayments and calls on securities available for sale	6,767,654	6,696,912
Proceeds from maturities, prepayments and calls on securities held to maturity	—	202,594
Proceeds from sales of securities available for sale	—	66,904,999
Net increase in loans	(14,586,858)	(14,107,938)
Reimbursement from FDIC for covered assets	130,933	226,038
Proceeds from sale of repossessed assets	496,798	1,208,064
Purchases of office properties and equipment	(67,570)	(852,569)
Proceeds from sale of properties and equipment	500	—
Net cash disbursed in business combination	—	(22,995,365)
Purchases of Federal Home Loan Bank stock	(722,500)	(2,129,600)
Proceeds from redemption of Federal Home Loan Bank stock	1,272,900	—

Net cash (used in) provided by investing activities	(12,108,716)	25,787,826

Cash flows from financing activities, net of effects of acquisition in 2014:
Increase in deposits	33,015,266	29,507,951
Decrease in Federal Home Loan Bank advances	(22,500,000)	(24,924,000)
Decrease in securities sold under repurchase agreements	—	(6,314,675)
Purchase of treasury stock	(1,800,042)	(4,148)
Proceeds from exercise of stock options	1,426,850	3,435
Payment of dividends on common stock	(500,383)	—

Net cash provided (used in) by financing activities	9,641,691	(1,731,437)

Net change in cash and cash equivalents	1,097,951	24,582,118
Cash and cash equivalents at beginning of year	29,077,907	32,638,900

Cash and cash equivalents at end of period	$30,175,858	$57,221,018

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Home Bancorp, Inc. (the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, other comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2014.

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

2. Recent Accounting Pronouncements

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

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which eliminates the deferral of certain investments in variable interest entities. ASU 2015-02 will allow companies with interests in certain investment funds to follow preceding consolidation guidance and make changes to the variable interest model and the voting model. The ASU is effective for annual and interim periods beginning after December 15, 2015. The adoption of this ASU is not expected to have a material effect on our Consolidated Financial Statements.

3. Investment Securities

Summary information regarding the Company’s investment securities classified as available for sale and held to maturity as of March 31, 2015 and December 31, 2014 is as follows.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
March 31, 2015
Available for sale:
U.S. agency mortgage-backed	$117,216	$2,168	$—	$316	$119,068
Non-U.S. agency mortgage-backed	7,360	55	27	25	7,363
Municipal bonds	23,752	620	17	11	24,344
U.S. government agency	20,537	226	—	49	20,714

Total available for sale	$168,865	$3,069	$44	$401	$171,489

Held to maturity:
Municipal bonds	$13,913	$256	$27	$1	$14,141

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
December 31, 2014
Available for sale:
U.S. agency mortgage-backed	$120,009	$1,984	$10	$485	$121,498
Non-U.S. agency mortgage-backed	7,757	61	28	26	7,764
Municipal bonds	24,388	561	2	51	24,896
U.S. government agency	20,639	190	—	186	20,643

Total available for sale	$172,793	$2,796	$40	$748	$174,801

Held to maturity:
Municipal bonds	$11,705	$202	$3	$15	$11,889

The estimated fair value and amortized cost by maturity of the Company’s investment securities as of March 31, 2015 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$—	$116	$26,979	$91,973	$119,068
Non-U.S. agency mortgage-backed	—	—	—	7,363	7,363
Municipal bonds	857	8,502	11,186	3,799	24,344
U.S. government agency	—	16,176	—	4,538	20,714

Total available for sale	$857	$24,794	$38,165	$107,673	$171,489

Securities held to maturity:
Municipal bonds	$411	$242	$9,216	$4,272	$14,141

Total investment securities	$1,268	$25,036	$47,381	$111,945	$185,630

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$—	$110	$26,687	$90,419	$117,216
Non-U.S. agency mortgage-backed	—	—	—	7,360	7,360
Municipal bonds	828	8,261	10,999	3,664	23,752
U.S. government agency	—	16,111	—	4,426	20,537

Total available for sale	$828	$24,482	$37,686	$105,869	$168,865

Securities held to maturity:
Municipal bonds	$401	$235	$9,011	$4,266	$13,913

Total investment securities	$1,229	$24,717	$46,697	$110,135	$182,778

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

As of March 31, 2015, 29 of the Company’s debt securities had unrealized losses totaling 1.4% of the individual securities’ amortized cost basis and 0.3% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 17 of the 29 securities had been in a continuous loss position for over 12 months. The 17 securities had an aggregate amortized cost basis of $27.2 million and unrealized loss of $402,000 at March 31, 2015. Management has the intent and ability to hold these debt securities until maturity, or until anticipated recovery; hence, no declines in these 17 securities were deemed to be other-than-temporary.

As of March 31, 2015 and December 31, 2014, the Company had $92,123,000 and $76,491,000, respectively, of securities pledged to secure public deposits. As of March 31, 2015 and December 31, 2014, the Company had $21,844,000 and $21,211,000 of securities pledged to securities sold under repurchase agreements.

4. Earnings Per Share

Earnings per common share were computed based on the following:

	Three Months Ended March 31,
(in thousands, except per share data)	2015	2014

Numerator:
Net income available to common shareholders	$2,847	$1,433

Denominator:
Weighted average common shares outstanding	6,634	6,491
Effect of dilutive securities:
Restricted stock	3	61
Stock options	325	339

Weighted average common shares outstanding – assuming dilution	6,962	6,891

Basic earnings per common share	$0.43	$0.22

Diluted earnings per common share	$0.41	$0.21

Options on 9,500 and 47,500 shares of common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2015 and March 31, 2014, respectively, because the effect of these options was anti-dilutive.

5. Credit Quality and Allowance for Loan Losses

The following briefly describes the distinction between originated and acquired loans and certain significant accounting policies relevant to each category.

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

Acquired Loans

Acquired Loans that were acquired as a result of our acquisitions of certain assets and liabilities of Statewide Bank (“Statewide”) of Covington, Louisiana, on March 12, 2010, GS Financial Corp. (“GSFC”), the former holding company of Guaranty Savings Bank of Metairie, Louisiana, on July 15, 2011 and Britton & Koontz Capital Corporation (“Britton & Koontz”), the former holding company of Britton & Koontz Bank, N.A. (“Britton & Koontz Bank”) of Natchez, Mississippi on February 14, 2014 are referred to as “Acquired Loans.”

Acquired Loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The acquired loans were segregated between those considered to be performing (“acquired performing”) and those with evidence of credit deterioration (“acquired impaired”), and then further segregated into loan pools designed to facilitate the estimation of expected cash flows. The fair value estimate for each pool of acquired performing and acquired impaired loans was based on the estimate of expected cash flows, both principal and interest, from that pool, discounted at prevailing market interest rates.

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

Certain loans purchased in the Statewide acquisition are covered by loss sharing agreements between the FDIC and the Company. Historically, the Company has referred to loans subject to loss share agreements with the FDIC as “covered loans.” However, as of March 31, 2015, the commercial loss share agreements had expired and any future losses on these formerly covered loans are no longer eligible for reimbursement from the FDIC. As of March 31, 2015, only residential mortgage loans acquired from Statewide remained subject to loss sharing agreements with the FDIC. As of March 31, 2015, the Company’s remaining covered loans amounted to approximately $4.9 million, or less than 1.0% of the Company’s total loan portfolio, at such date. Given the limited amount of covered loans remaining, as of March 31, 2015, the Company is no longer reporting such loans as “covered loans,” and the remaining covered loans are included in “acquired loans.”

The allowance for loan losses and recorded investment in loans as of the dates indicated are as follows.

	As of March 31, 2015
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,232	$—	$174	$1,406
Home equity loans and lines	463	—	111	574
Commercial real estate	2,961	107	—	3,068
Construction and land	1,020	—	133	1,153
Multi-family residential	227	—	—	227
Commercial and industrial	1,274	33	—	1,307
Consumer	537	—	—	537

Total allowance for loan losses	$7,714	$140	$418	$8,272

	As of March 31, 2015
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Loans:
One- to four-family first mortgage	$168,912	$78	$65,271	$234,261
Home equity loans and lines	35,723	—	19,616	55,339
Commercial real estate	287,099	777	67,443	355,319
Construction and land	79,911	—	9,000	88,911
Multi-family residential	19,623	—	10,553	30,176
Commercial and industrial	97,317	1,123	13,722	112,162
Consumer	43,393	—	2,528	45,921

Total loans	$731,978	$1,978	$188,133	$922,089

	As of December 31, 2014
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,136	$—	$174	$1,310
Home equity loans and lines	442	—	111	553
Commercial real estate	2,815	107	—	2,922
Construction and land	968	—	133	1,101
Multi-family residential	192	—	—	192
Commercial and industrial	1,128	33	—	1,161
Consumer	521	—	—	521

Total allowance for loan losses	$7,202	$140	$418	$7,760

	As of December 31, 2014
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Loans:
One- to four-family first mortgage	$164,450	$78	$68,721	$233,249
Home equity loans and lines	34,485	—	21,515	56,000
Commercial real estate	279,493	777	72,593	352,863
Construction and land	77,057	—	12,097	89,154
Multi-family residential	16,507	—	10,868	27,375
Commercial and industrial	88,411	1,128	14,907	104,446
Consumer	43,049	—	2,832	45,881

Total loans	$703,452	$1,983	$203,533	$908,968

(1)	$26.3 million and $31.9 million in acquired loans were accounted for under ASC 310-30 at March 31, 2015 and December 31, 2014, respectively.

A summary of activity in the allowance for loan losses during the three months ended March 31, 2015 and March 31, 2014 follows.

	For the Three Months Ended March 31, 2015
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,136	$—	$—	$96	$1,232
Home equity loans and lines	442	—	3	18	463
Commercial real estate	2,922	—	—	146	3,068
Construction and land	968	—	—	52	1,020
Multi-family residential	192	—	—	35	227
Commercial and industrial	1,161	(44)	30	160	1,307
Consumer	521	(15)	—	31	537

Total allowance for loan losses	$7,342	$(59)	$33	$538	$7,854

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$174	$—	$—	$—	$174
Home equity loans and lines	111	—	—	—	111
Commercial real estate	—	—	—	—	—
Construction and land	133	—	—	—	133
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total allowance for loan losses	$418	$—	$—	$—	$418

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,310	$—	$—	$96	$1,406
Home equity loans and lines	553	—	3	18	574
Commercial real estate	2,922	—	—	146	3,068
Construction and land	1,101	—	—	52	1,153
Multi-family residential	192	—	—	35	227
Commercial and industrial	1,161	(44)	30	160	1,307
Consumer	521	(15)	—	31	537

Total allowance for loan losses	$7,760	$(59)	$33	$538	$8,272

	For the Three Months Ended March 31, 2014
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$904	$—	$—	$32	$936
Home equity loans and lines	366	—	2	5	373
Commercial real estate	2,528	—	—	115	2,643
Construction and land	977	(20)	—	164	1,121
Multi-family residential	90	—	—	(6)	84
Commercial and industrial	1,332	—	68	(177)	1,223
Consumer	473	(11)	2	12	476

Total allowance for loan losses	$6,670	$(31)	$72	$145	$6,856

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$184	$—	$—	$—	$184
Home equity loans and lines	58	—	—	—	58
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	6	—	—	—	6
Consumer	—	—	—	—	—

Total allowance for loan losses	$248	$—	$—	$—	$248

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,088	$—	$—	$32	$1,120
Home equity loans and lines	424	—	2	5	431
Commercial real estate	2,528	—	—	115	2,643
Construction and land	977	(20)	—	164	1,121
Multi-family residential	90	—	—	(6)	84
Commercial and industrial	1,338	—	68	(177)	1,229
Consumer	473	(11)	2	12	476

Total allowance for loan losses	$6,918	$(31)	$72	$145	$7,104

Credit quality indicators on the Company’s loan portfolio as of the dates indicated are as follows.

	March 31, 2015
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$167,100	$692	$1,198	$—	$168,990
Home equity loans and lines	35,262	429	32	—	35,723
Commercial real estate	283,905	2,721	1,250	—	287,876
Construction and land	78,782	97	1,032	—	79,911
Multi-family residential	18,761	862	—	—	19,623
Commercial and industrial	97,262	35	1,143	—	98,440
Consumer	43,060	64	269	—	43,393

Total loans	$724,132	$4,900	$4,924	$—	$733,956

Acquired loans:
One- to four-family first mortgage	$60,119	$932	$4,220	$—	$65,271
Home equity loans and lines	18,846	257	513	—	19,616
Commercial real estate	56,765	1,871	8,807	—	67,443
Construction and land	4,021	2,654	2,325	—	9,000
Multi-family residential	8,307	914	1,332	—	10,553
Commercial and industrial	12,618	—	1,104	—	13,722
Consumer	2,451	44	33	—	2,528

Total loans	$163,127	$6,672	$18,334	$—	$188,133

Total:
One- to four-family first mortgage	$227,219	$1,624	$5,418	$—	$234,261
Home equity loans and lines	54,108	686	545	—	55,339
Commercial real estate	340,670	4,592	10,057	—	355,319
Construction and land	82,803	2,751	3,357	—	88,911
Multi-family residential	27,068	1,776	1,332	—	30,176
Commercial and industrial	109,880	35	2,247	—	112,162
Consumer	45,511	108	302	—	45,921

Total loans	$887,259	$11,572	$23,258	$—	$922,089

	December 31, 2014
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$161,922	$251	$2,355	$—	$164,528
Home equity loans and lines	33,731	255	499	—	34,485
Commercial real estate	274,878	3,655	1,737	—	280,270
Construction and land	75,888	103	1,066	—	77,057
Multi-family residential	15,642	865	—	—	16,507
Commercial and industrial	88,309	39	1,191	—	89,539
Consumer	42,718	2	329	—	43,049

Total loans	$693,088	$5,170	$7,177	$—	$705,435

Acquired loans:
One- to four-family first mortgage	$62,761	$1,007	$4,953	$—	$68,721
Home equity loans and lines	20,842	57	616	—	21,515
Commercial real estate	61,172	2,071	9,350	—	72,593
Construction and land	6,407	1	5,689	—	12,097
Multi-family residential	8,175	923	1,770	—	10,868
Commercial and industrial	13,699	—	1,208	—	14,907
Consumer	2,741	40	51	—	2,832

Total loans	$175,797	$4,099	$23,637	$—	$203,533

Total:
One- to four-family first mortgage	$224,683	$1,258	$7,308	$—	$233,249
Home equity loans and lines	54,573	312	1,115	—	56,000
Commercial real estate	336,050	5,726	11,087	—	352,863
Construction and land	82,295	104	6,755	—	89,154
Multi-family residential	23,817	1,788	1,770	—	27,375
Commercial and industrial	102,008	39	2,399	—	104,446
Consumer	45,459	42	380	—	45,881

Total loans	$868,885	$9,269	$30,814	$—	$908,968

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

•	Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in the collateral values.

•	Substandard loans have an existing specific and well-defined weakness that may include poor liquidity and deterioration of financial performance. Such loans may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

In addition, residential loans are classified using an inter-agency regulatory methodology that incorporates the extent of delinquencies and loan-to-value ratios. These classifications were the most current available as of the dates indicated and were generally updated within the quarter.

Age analysis of past due loans as of the dates indicated are as follows.

	March 31, 2015
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$927	$172	$532	$1,631	$167,359	$168,990
Home equity loans and lines	298	—	31	329	35,394	35,723
Commercial real estate	608	—	777	1,385	286,491	287,876
Construction and land	278	—	—	278	79,633	79,911
Multi-family residential	—	—	—	—	19,623	19,623

Total real estate loans	2,111	172	1,340	3,623	588,500	592,123

Other loans:
Commercial and industrial	1,119	21	418	1,558	96,882	98,440
Consumer	723	140	269	1,132	42,261	43,393

Total other loans	1,842	161	687	2,690	139,143	141,833

Total loans	$3,953	$333	$2,027	$6,313	$727,643	$733,956

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$2,952	$521	$2,355	$5,828	$59,443	$65,271
Home equity loans and lines	183	12	266	461	19,155	19,616
Commercial real estate	108	—	3,858	3,966	63,477	67,443
Construction and land	933	—	662	1,595	7,405	9,000
Multi-family residential	834	—	313	1,147	9,406	10,553

Total real estate loans	5,010	533	7,454	12,997	158,886	171,883

Other loans:
Commercial and industrial	122	150	479	751	12,971	13,722
Consumer	51	1	21	73	2,455	2,528

Total other loans	173	151	500	824	15,426	16,250

Total loans	$5,183	$684	$7,954	$13,821	$174,312	$188,133

Total loans:
Real estate loans:
One- to four-family first mortgage	$3,879	$693	$2,887	$7,459	$226,802	$234,261
Home equity loans and lines	481	12	297	790	54,549	55,339
Commercial real estate	716	—	4,635	5,351	349,968	355,319
Construction and land	1,211	—	662	1,873	87,038	88,911
Multi-family residential	834	—	313	1,147	29,029	30,176

Total real estate loans	7,121	705	8,794	16,620	747,386	764,006

Other loans:
Commercial and industrial	1,241	171	897	2,309	109,853	112,162
Consumer	774	141	290	1,205	44,716	45,921

Total other loans	2,015	312	1,187	3,514	154,569	158,083

Total loans	$9,136	$1,017	$9,981	$20,134	$901,955	$922,089

	December 31, 2014
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$2,056	$90	$1,058	$3,204	$161,324	$164,528
Home equity loans and lines	434	—	65	499	33,986	34,485
Commercial real estate	1,284	—	829	2,113	278,157	280,270
Construction and land	309	—	—	309	76,748	77,057
Multi-family residential	—	—	—	—	16,507	16,507

Total real estate loans	4,083	90	1,952	6,125	566,722	572,847

Other loans:
Commercial and industrial	271	49	451	771	88,768	89,539
Consumer	924	133	329	1,386	41,663	43,049

Total other loans	1,195	182	780	2,157	130,431	132,588

Total loans	$5,278	$272	$2,732	$8,282	$697,153	$705,435

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$2,323	$1,341	$2,836	$6,500	$62,221	$68,721
Home equity loans and lines	249	97	220	566	20,949	21,515
Commercial real estate	4,551	1	1,840	6,392	66,201	72,593
Construction and land	499	755	702	1,956	10,141	12,097
Multi-family residential	1,052	25	319	1,396	9,472	10,868

Total real estate loans	8,674	2,219	5,917	16,810	168,984	185,794

Other loans:
Commercial and industrial	177	392	336	905	14,002	14,907
Consumer	47	33	41	121	2,711	2,832

Total other loans	224	425	377	1,026	16,713	17,739

Total loans	$8,898	$2,644	$6,294	$17,836	$185,697	$203,533

Total loans:
Real estate loans:
One- to four-family first mortgage	$4,379	$1,431	$3,894	$9,704	$223,545	$233,249
Home equity loans and lines	683	97	285	1,065	54,935	56,000
Commercial real estate	5,835	1	2,669	8,505	344,358	352,863
Construction and land	808	755	702	2,265	86,889	89,154
Multi-family residential	1,052	25	319	1,396	25,979	27,375

Total real estate loans	12,757	2,309	7,869	22,935	735,706	758,641

Other loans:
Commercial and industrial	448	441	787	1,676	102,770	104,446
Consumer	971	166	370	1,507	44,374	45,881

Total other loans	1,419	607	1,157	3,183	147,144	150,327

Total loans	$14,176	$2,916	$9,026	$26,118	$882,850	$908,968

Excluding Acquired Loans with deteriorated credit quality, as of March 31, 2015 and December 31, 2014, the Company did not have any loans greater than 90 days past due and accruing.

The following is a summary of information pertaining to Originated Loans which were deemed to be impaired loans as of the dates indicated.

	As of Period Ended March 31, 2015
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$78	$78	$—	$78	$1
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	398	398	—	398	6
Consumer	—	—	—	—	—

Total	$476	$476	$—	$476	$7

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	777	777	107	777	11
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	725	725	33	729	10
Consumer	—	—	—	—	—

Total	$1,502	$1,502	$140	$1,506	$21

Total impaired Originated Loans:
One- to four-family first mortgage	$78	$78	$—	$78	$1
Home equity loans and lines	—	—	—	—	—
Commercial real estate	777	777	107	777	11
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,123	1,123	33	1,127	16
Consumer	—	—	—	—	—

Total	$1,978	$1,978	$140	$1,982	$28

	As of Period Ended December 31, 2014
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$78	$78	$—	$214	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	64	—
Construction and land	—	—	—	15	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	398	398	—	494	4
Consumer	—	—	—	—	—

Total	$476	$476	$—	$787	$4

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	777	777	107	239	10
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	730	730	33	923	40
Consumer	—	—	—	—	—

Total	$1,507	$1,507	$140	$1,162	$50

Total impaired Originated Loans:
One- to four-family first mortgage	$78	$78	$—	$214	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	777	777	107	303	10
Construction and land	—	—	—	15	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,128	1,128	33	1,417	44
Consumer	—	—	—	—	—

Total	$1,983	$1,983	$140	$1,949	$54

A summary of information pertaining to nonaccrual loans as of dates indicated is as follows.

	March 31, 2015			December 31, 2014
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans:
One- to four-family first mortgage	$531	$4,518	$5,049	$1,429	$5,072	$6,501
Home equity loans and lines	31	523	554	65	482	547
Commercial real estate	777	5,940	6,717	829	5,498	6,327
Construction and land	—	1,462	1,462	—	5,356	5,356
Multi-family residential	—	1,332	1,332	—	1,770	1,770
Commercial and industrial	1,143	864	2,007	1,191	1,168	2,359
Consumer	270	64	334	329	92	421

Total	$2,752	$14,703	$17,455	$3,843	$19,438	$23,281

(1)	Nonaccrual acquired loans accounted for under ASC 310-30 totaled $11.0 million and $15.1 million as of March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

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

Information about the Company’s TDRs is presented in the following tables.

	As of March 31, 2015
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$289	$—	$—	$289
Home equity loans and lines	—	—	—	—
Commercial real estate	110	—	—	110
Construction and land	97	—	—	97
Multi-family residential	—	—	—	—

Total real estate loans	496	—	—	496

Other loans:
Commercial and industrial	—	—	725	725
Consumer	—	—	—	—

Total other loans	—	—	725	725

Total loans	$496	$—	$725	$1,221

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$—	$508	$45	$553
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	1,278	1,278
Construction and land	—	—	89	89
Multi-family residential	—	—	—	—

Total real estate loans	—	508	1,412	1,920

Other loans:
Commercial and industrial	—	—	—	—
Consumer	1	—	2	3

Total other loans	1	—	2	3

Total loans	$1	$508	$1,414	$1,923

Total loans:
Real estate loans:
One- to four-family first mortgage	$289	$508	$45	$842
Home equity loans and lines	—	—	—	—
Commercial real estate	110	—	1,278	1,388
Construction and land	97	—	89	186
Multi-family residential	—	—	—	—

Total real estate loans	496	508	1,412	2,416

Other loans:
Commercial and industrial	—	—	725	725
Consumer	1	—	2	3

Total other loans	1	—	727	728

Total loans	$497	$508	$2,139	$3,144

	As of December 31, 2014
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$291	$291
Home equity loans and lines	—	—	—	—
Commercial real estate	111	—	—	111
Construction and land	103	—	—	103
Multi-family residential	—	—	—	—

Total real estate loans	214	—	291	505

Other loans:
Commercial and industrial	—	—	730	730
Consumer	—	—	—	—

Total other loans	—	—	730	730

Total loans	$214	$—	$1,021	$1,235

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$432	$77	$49	$558
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	967	967
Construction and land	—	—	117	117
Multi-family residential	—	—	—	—

Total real estate loans	432	77	1,133	1,642

Other loans:
Commercial and industrial	—	—	—	—
Consumer	2	—	2	4

Total other loans	2	—	2	4

Total loans	$434	$77	$1,135	$1,646

Total loans:
Real estate loans:
One- to four-family first mortgage	$432	$77	$340	$849
Home equity loans and lines	—	—	—	—
Commercial real estate	111	—	967	1,078
Construction and land	103	—	117	220
Multi-family residential	—	—	—	—

Total real estate loans	646	77	1,424	2,147

Other loans:
Commercial and industrial	—	—	730	730
Consumer	2	—	2	4

Total other loans	2	—	732	734

Total loans	$648	$77	$2,156	$2,881

None of the above referenced TDRs defaulted subsequent to the restructuring through the date the financial statements were issued. The Company restructured, as a TDR, one loan totaling $341,000 during the first quarter of 2015.

6. Fair Value Measurements and Disclosures

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company groups assets and liabilities measured or disclosed at fair value in three levels as required by ASC 820, Fair Value Measurements and Disclosures. Under this guidance, fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the inputs used to develop those assumptions and measure fair value. The hierarchy requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels used to measure fair value are as follows:

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

An asset’s or liability’s categorization within the fair value hierarchy is based upon the lowest level that is significant to the fair value measurement. Management reviews and updates the fair value hierarchy classifications of the Company’s assets and liabilities quarterly.

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of March 31, 2015, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets and liabilities measured for fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

		Fair Value Measurements Using
(dollars in thousands)	March 31, 2015	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$119,068	$—	$119,068	$—
Non-U.S. agency mortgage-backed	7,363	—	7,363	—
Municipal bonds	24,344	—	24,344	—
U.S. government agency	20,714	—	20,714	—

Total	$171,489	$—	$171,489	$—

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2014	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$121,498	$—	$121,498	$—
Non-U.S. agency mortgage-backed	7,764	—	7,764	—
Municipal bonds	24,896	—	24,896	—
U.S. government agency	20,643	—	20,643	—

Total	$174,801	$—	$174,801	$—

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

Acquired loans, acquired FHLB advances, and acquired interest-bearing deposit liabilities are measured on a nonrecurring basis using significant unobservable inputs (Level 3).

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

		Fair Value Measurements Using
(dollars in thousands)	March 31, 2015	Level 1	Level 2	Level 3

Assets
Acquired loans with deteriorated credit quality	$26,347	$—	$—	$26,347
Acquired loans without deteriorated credit quality	161,367	—	—	161,367
Impaired loans, excluding acquired loans	1,838	—	—	1,838
Repossessed assets	4,877	—	—	4,877

Total	$194,429	$—	$—	$194,429

Liabilities
Deposits acquired through business combinations	$64,752	$—	$—	$64,752
Securities sold under repurchase agreement	20,205	—	—	20,205

Total	$84,957	$—	$—	$84,957

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2014	Level 1	Level 2	Level 3

Assets
Acquired loans with deteriorated credit quality	$31,908	$—	$—	$31,908
Acquired loans without deteriorated credit quality	171,206	—	—	171,206
Impaired loans, excluding acquired loans	1,843	—	—	1,843
Repossessed assets	5,214	—	—	5,214

Total	$210,171	$—	$—	$210,171

Liabilities
Deposits acquired through business combinations	$69,178	$—	$—	$69,178
Securities sold under repurchase agreement	20,371	—	—	20,371

Total	$89,549	$—	$—	$89,549

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

The fair value of short-term FHLB advances is the amount payable at maturity. The fair value of long-term FHLB advances is estimated by discounting the future cash flows using the rates currently offered for advances of similar maturities.

The carrying value of the securities sold under repurchase agreement is its fair value.

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at March 31, 2015
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3

Financial Assets
Cash and cash equivalents	$30,176	$30,176	$30,176	$—	$—
Interest-bearing deposits in banks	5,526	5,526	5,526	—	—
Investment securities available for sale	171,489	171,489	—	171,489	—
Investment securities held to maturity	13,913	14,141	—	14,141	—
Mortgage loans held for sale	5,623	5,623	—	5,623	—
Loans, net	913,817	920,550	—	—	920,550
Cash surrender value of BOLI	19,295	19,295	19,295	—	—
FDIC loss sharing receivable	3,552	3,552	—	—	3,552

Financial Liabilities
Deposits	$1,026,573	$1,027,316	$—	$962,564	$64,752
Short-term FHLB advances	6,000	6,000	6,000	—	—
Long-term FHLB advances	19,000	19,499	—	19,499	—
Securities sold under repurchase agreement	20,205	20,205	—	—	20,205

		Fair Value Measurements at December 31, 2014
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3

Financial Assets
Cash and cash equivalents	$29,078	$29,078	$29,078	$—	$—
Interest-bearing deposits in banks	5,526	5,526	5,526	—	—
Investment securities available for sale	174,801	174,801	—	174,801	—
Investment securities held to maturity	11,705	11,889	—	11,889	—
Mortgage loans held for sale	4,517	4,517	—	4,517	—
Loans, net	901,208	908,346	—	—	908,346
Cash surrender value of BOLI	19,163	19,163	19,163	—	—
FDIC loss sharing receivable	4,589	4,589	—	—	4,589

Financial Liabilities
Deposits	$993,573	$993,994	$—	$924,816	$69,178
Short-term FHLB advances	31,000	31,000	31,000	—	—
Long-term FHLB advances	16,500	16,987	—	16,987	—
Securities sold under repurchase agreement	20,371	20,371	—	—	20,371

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Home Bank, N. A. (the “Bank”), from December 31, 2014 through March 31, 2015 and on its results of operations for the three months ended March 31, 2015 and March 31, 2014. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

Forward-Looking Statements

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company or Bank, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of words such as “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions, or by future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly”. The Company’s or the Bank’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) for the year ended December 31, 2014. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

EXECUTIVE OVERVIEW

During the first quarter of 2015, the Company earned $2.8 million, an increase of $1.4 million, or 98.7%, compared to the first quarter of 2014. Diluted earnings per share for the first quarter of 2015 were $0.41, an increase of $0.20 per share, or 95.2%, compared to the first quarter of 2014. The first quarter of 2014 included $2.0 million of pre-tax expenses related to the acquisition of Britton & Koontz Capital Corporation (“Britton & Koontz”) in February 2014. Excluding merger-related expenses, net income for the first quarter of 2015 increased 2% compared to the first quarter of 2014. Excluding merger-related expenses, diluted earnings per share for the first quarter of 2015 were virtually identical to the first quarter of 2014.

Key components of the Company’s performance during the three months ended March 31, 2015 are summarized below.

•	Assets totaled $1.2 billion as of March 31, 2015, up $12.4 million, or 1.0%, from December 31, 2014. The increase was primarily the result of a $13.1 million increase in loans.

•	Loans as of March 31, 2015 were $922.1 million, an increase of $13.1 million, or 1.4%, from December 31, 2014. The increase was primarily the result of increases in commercial and industrial (up $7.7 million), multifamily residential ($2.8 million) and commercial real estate loans ($2.5 million) during the first quarter of 2015.

•	Deposits as of March 31, 2015 were $1.0 billion, an increase of $33.0 million, or 3.3%, from December 31, 2014. Core deposits (i.e., checking, savings, and money market accounts) totaled $810.6 million as of March 31, 2015, an increase of $37.8 million, or 4.9%, from December 31, 2014. The increase in core deposits was primarily driven by a $24.3 million increase in NOW accounts.

•	The Company purchased 83,193 shares of its common stock during the first quarter of 2015 at an average price per share of $21.64. As of March 31, 2015, an additional 85,250 shares remain eligible for purchase under the share repurchase plan announced in June 2013.

•	Interest income increased $738,000, or 5.9%, in the first quarter of 2015 compared to the first quarter of 2014. The increase was primarily due to increased average loan volume.

•	Interest expense increased $57,000, or 7.6%, for the first quarter of 2015 compared to the first quarter of 2014. The increase in the first quarter 2015 compared to the first quarter 2014 was primarily due to a slight increase in the cost of funds as the result of a change in the mix of interest bearing liabilities.

•	The provision for loan losses totaled $538,000 for the first quarter of 2015, an increase of $393,000, or 271.3%, compared to the first quarter of 2014. At March 31, 2015, the Company’s ratio of allowance for loan losses to total loans was 0.90%, compared to 0.81% at March 31, 2014. Excluding acquired loans, the ratio of the allowance for loan losses to total loans was 1.07% at March 31, 2015, compared to 1.10% at March 31, 2014. Net loan charge-offs for the first three months of 2015 were $26,000 compared to net loan recoveries of $41,000 during the first three months of 2014.

•	Noninterest income for the first quarter of 2015 increased $423,000, or 25.5%, compared to the first quarter of 2014, due primarily to increases in gain on sale of loans (up $211,000), bank card fees (up $110,000) and service fees and charges (up $96,000).

•	Noninterest expense for the first quarter of 2015 decreased $1.5 million, or 13.7%, compared to the first quarter of 2014. Noninterest expense for the first three months of 2014 includes $2.0 million of merger-related expenses associated with the acquisition of Britton & Koontz in February 2014. Excluding merger-related expenses, noninterest expense for the first quarter of 2015 totaled $9.7 million, an increase of $417,000, or 4.5%, compared to the first quarter of 2014. The increase in noninterest expense resulted primarily due to the addition of Britton & Koontz branches and employees.

The discussion and analysis contains financial information other than in accordance with generally accepted accounting principles (“GAAP”). The Company uses these non-GAAP financial measures in their analysis of the Company’s performance. Reconciliation of GAAP to non-GAAP disclosures is included in the table below.

Non-GAAP Reconciliation

	For the Three Months Ended
(dollars in thousands)	March 31, 2015	March 31, 2014

Reported noninterest expense	$9,719	$11,257
Less: Merger-related expenses	—	(1,955)

Non-GAAP noninterest expense	$9,719	$9,302

Reported net income	$2,848	$1,433
Add: Merger-related expenses (after tax)	—	1,357

Non-GAAP net income	$2,848	$2,790

Diluted EPS	$0.41	$0.21
Add: Merger-related expenses	—	0.20

Non-GAAP EPS	$0.41	$0.41

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – Loans outstanding as of March 31, 2015 were $922.1 million, an increase of $13.1 million, or 1.4%, from December 31, 2014. The increase was primarily the result of increases in commercial and industrial (up $7.7 million), multifamily residential ($2.8 million) and commercial real estate loans ($2.5 million).

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

	March 31,	December 31,	Increase/(Decrease)
(dollars in thousands)	2015	2014	Amount	Percent
Real estate loans:
One- to four-family first mortgage	$234,261	$233,249	$1,012	0.4%
Home equity loans and lines	55,339	56,000	(661)	(1.2)
Commercial real estate	355,319	352,863	2,456	0.7
Construction and land	88,911	89,154	(243)	(0.3)
Multi-family residential	30,176	27,375	2,801	10.2

Total real estate loans	764,006	758,641	5,365	0.7

Other loans:
Commercial and industrial	112,162	104,446	7,716	7.4
Consumer	45,921	45,881	40	0.1

Total other loans	158,083	150,327	7,756	5.2

Total loans	$922,089	$908,968	$13,121	1.4%

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger (i.e., loans with balances of $100,000 or greater) commercial real estate, multi-family residential, construction and land loans and commercial and industrial loans are individually evaluated for impairment. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer. The Company typically orders an “as is” valuation for collateral property if the loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of March 31, 2015 and December 31, 2014, loans individually evaluated for impairment, excluding acquired loans, amounted to $2.0 million. As of

March 31, 2015 and December 31, 2014, substandard loans, excluding acquired loans, amounted to $4.9 million and $7.2 million, respectively. The amount of the allowance for loan losses allocated to impaired or substandard loans originated by Home Bank totaled $140,000 as of March 31, 2015 and December 31, 2014. There were no assets classified as doubtful or loss as of March 31, 2015 and December 31, 2014.

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

A bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Federal bank regulators which can order the establishment of additional general or specific loss allowances. The Federal banking agencies have adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyzes all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management establishes acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Our management believes that, based on information currently available, our allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonably estimable as of each reporting date. However, actual losses are dependent upon future events and, as such, further additions to the level of allowance for loan losses may become necessary.

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

	March 31, 2015			December 31, 2014
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$531	$4,518	$5,049	$1,429	$5,072	$6,501
Home equity loans and lines	31	523	554	65	482	547
Commercial real estate	777	5,940	6,717	829	5,498	6,327
Construction and land	—	1,462	1,462	—	5,356	5,356
Multi-family residential	—	1,332	1,332	—	1,770	1,770
Other loans:
Commercial and industrial	1,143	864	2,007	1,191	1,168	2,359
Consumer	270	64	334	329	92	421

Total nonaccrual loans	2,752	14,703	17,455	3,843	19,438	23,281
Accruing loans 90 days or more past due	—	—	—	—	—	—

Total nonperforming loans	2,752	14,703	17,455	3,843	19,438	23,281
Foreclosed assets	1,886	2,991	4,877	1,835	3,380	5,215

Total nonperforming assets	4,638	17,694	22,332	5,678	22,818	28,496
Performing troubled debt restructurings	496	508	1,004	214	510	724

Total nonperforming assets and troubled debt restructurings	$5,134	$18,202	$23,336	$5,892	$23,328	$29,220

Nonperforming loans to total loans			1.89%			2.56%
Nonperforming loans to total assets			1.41%			1.91%
Nonperforming assets to total assets			1.81%			2.33%

(1)	Includes $11.0 million and $15.1 million in acquired loans accounted for under ASC 310-30 at March 31, 2015 and December 31, 2014, respectively. Excluding acquired loans and assets, ratios for nonperforming loans to total loans, nonperforming loans to total assets and nonperforming assets to total assets were 0.37%, 0.26% and 0.44%, respectively, at March 31, 2015.

Net loan charge-offs for the first quarter of 2015 were $26,000, compared to net loan recoveries of $41,000 for the first quarter of 2014.

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

Acquired loans were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. Under current accounting principles, if the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision to the allowance for loan losses. As of both March 31, 2015 and December 31, 2014, $124,000 of our allowance for loan losses was allocated to acquired loans with deteriorated credit quality.

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

The following table presents the activity in the allowance for loan losses during the first three months of 2015.

(dollars in thousands)	Originated	Acquired	Total

Balance, December 31, 2014	$7,342	$418	$7,760
Provision charged to operations	538	—	538
Loans charged off	(59)	—	(59)
Recoveries on charged off loans	33	—	33

Balance, March 31, 2015	$7,854	$418	$8,272

At March 31, 2015, the Company’s ratio of allowance for loan losses to total loans was 0.90%, compared to 0.85% and 0.81% at December 31, 2014 and March 31, 2014, respectively. Excluding acquired loans, the ratio of allowance for loan losses to total loans was 1.07% at March 31, 2015, compared to 1.04% and 1.10% at December 31, 2014 and March 31, 2014, respectively.

Investment Securities

The Company’s investment securities portfolio totaled $185.4 million as of March 31, 2015, a decrease of $1.1 million, or 0.6%, from December 31, 2014. As of March 31, 2015, the Company had a net unrealized gain on its available for sale investment securities portfolio of $2.6 million, compared to $2.0 million as of December 31, 2014. The investment securities portfolio had a modified duration of 3.4 and 3.8 years at March 31, 2015 and December 31, 2014, respectively.

The following table summarizes activity in the Company’s investment securities portfolio during the first three months of 2015.

(dollars in thousands)	Available for Sale	Held to Maturity

Balance, December 31, 2014	$174,801	$11,705
Purchases	3,127	2,274
Sales	—	—
Principal payments and calls	(6,768)	—
Accretion of discounts and amortization of premiums, net	(287)	(66)
Increase in market value	616	—

Balance, March 31, 2015	$171,489	$13,913

Funding Sources

Deposits – Deposits totaled $1.0 billion as of March 31, 2015, an increase of $33.0 million, or 3.3%, compared to December 31, 2014. Core deposits totaled $810.6 million as of March 31, 2015, an increase of $37.8 million, or 4.9%, compared to December 31, 2014. The increase was related primarily to NOW accounts (up $24.3 million) and demand deposit accounts (up $8.7 million).

The following table sets forth the composition of the Company’s deposits at the dates indicated.

	March 31,	December 31,	Increase (Decrease)
(dollars in thousands)	2015	2014	Amount	Percent

Demand deposit	$276,319	$267,660	$8,659	3.2%
Savings	83,568	81,145	2,423	3.0
Money market	221,949	219,456	2,493	1.1
NOW	228,806	204,536	24,270	11.9
Certificates of deposit	215,931	220,775	(4,844)	(2.2)

Total deposits	$1,026,573	$993,572	$33,001	3.3%

Federal Home Loan Bank Advances – Short-term FHLB advances totaled $6.0 million as of March 31, 2015, compared to $31.0 million as of December 31, 2014. Long-term FHLB advances totaled $19.0 million as of March 31, 2015 compared to $16.5 million as of December 31, 2014.

Securities Sold Under Repurchase Agreements – Securities sold under repurchase agreements totaled $20.2 million as of March 31, 2015 with a July 2015 maturity date and an effective interest rate of 0.36%. The underlying securities are U.S. Government obligations and obligations of other U.S. Government agencies. At March 31, 2015, these securities had coupon rates ranging from 1.25% to 3.75% and maturity dates ranging from 2016 to 2028

Shareholders’ Equity – Shareholders’ equity increased $2.6 million, or 1.7%, from $154.1 million as of December 31, 2014 to $156.8 million as of March 31, 2015. The increase was primarily the result of retained earnings (up $2.3 million).

As of March 31, 2015, the Company had regulatory capital that was well in excess of regulatory requirements. The following table details the Company’s actual levels and current regulatory capital requirements as of March 31, 2015.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 risk-based capital	$151,323	17.37%	$34,846	4.00%	$52,268	6.00%
Common equity tier 1 capital	151,323	17.37	39,201	4.50	56,624	6.50
Total risk-based capital	159,595	18.32	69,691	8.00	87,114	10.00
Tier 1 leverage capital	151,323	12.38	48,899	4.00	61,123	5.00
Tangible capital	151,323	12.38	18,337	1.50	N/A	N/A

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity Management

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring adequate cash flow exists to meet the Company’s needs, including operating, strategic and capital. The Company develops its liquidity management strategies as part of its overall asset/liability management process. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity. As of March 31, 2015, cash and cash equivalents totaled $30.2 million. At such date, investment securities available for sale totaled $171.5 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. As of March 31, 2015, certificates of deposit maturing within the next 12 months totaled $155.2 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended March 31, 2015, the average balance of our outstanding FHLB advances was $35.4 million. As of March 31, 2015, the Company had $25.0 million in total outstanding FHLB advances and had $419.7 million in additional FHLB advances available.

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

Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of March 31, 2015.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	0.4%
+200	0.5
+100	0.4

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of March 31, 2015 and December 31, 2014.

	Contract Amount
	March 31,	December 31,
(dollars in thousands)	2015	2014

Standby letters of credit	$5,125	$5,405
Available portion of lines of credit	110,814	107,242
Undisbursed portion of loans in process	46,030	54,200
Commitments to originate loans	87,908	96,506

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

RESULTS OF OPERATIONS

During the first quarter of 2015, the Company earned $2.8 million, an increase of $1.4 million, or 98.7%, compared to the first quarter of 2014. Diluted earnings per share for the first quarter of 2015 were $0.41, an increase of $0.20 per share, or 95.2%, compared to the first quarter of 2014. Excluding merger-related expenses from the first quarter of 2014, net income for the first quarter of 2015 increased 2% compared to the first quarter of 2014. Excluding merger-related expenses, diluted earnings per share for the first quarter of 2015 were virtually identical to the first quarter of 2014.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 4.40% and 4.62% for the three months ended March 31, 2015 and March 31, 2014, respectively. The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.51% and 4.72% for the three months ended March 31, 2015 and March 31, 2014, respectively. The decrease in the net interest spread and net interest margin related primarily to lower yields on loans and investment securities.

Net interest income totaled $12.5 million for the three months ended March 31, 2015, an increase of $681,000, or 5.8%, compared to the three months ended March 31, 2014. Interest income increased $738,000, or 5.9%, in the first quarter of 2015 compared to the first quarter of 2014. The increase in interest income was primarily due to increased average loan volume. Interest expense increased $57,000, or 7.6%, for the first quarter of 2015 compared to the first quarter of 2014. The increase in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to increases in average volume and in the cost of funds of interest bearing liabilities.

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

	Three Months Ended March 31,
	2015			2014
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate(1)
Interest-earning assets:
Loans receivable(1)	$919,109	$12,361	5.40%	$793,509	$11,484	5.81%
Investment securities (TE)	184,331	910	2.18	190,016	1,051	2.47
Other interest-earning assets	15,044	34	0.91	31,166	31	0.41

Total interest-earning assets (TE)	1,118,484	13,305	4.81	1,014,691	12,566	5.02

Noninterest-earning assets	107,736			103,670

Total assets	$1,226,220			$1,118,361

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$523,535	$291	0.23%	$423,213	$237	0.23%
Certificates of deposit	219,066	394	0.73	219,226	385	0.71

Total interest-bearing deposits	742,601	685	0.37	642,439	622	0.39
Securities sold under repurchase agreement	20,295	19	0.37	14,031	17	0.48
FHLB advances	35,441	109	1.23	109,625	116	0.42

Total interest-bearing liabilities	798,337	813	0.41	766,095	755	0.40

Noninterest-bearing liabilities	271,822			210,939

Total liabilities	1,070,159			977,034
Shareholders’ equity	156,061			141,327

Total liabilities and shareholders’ equity	$1,226,220			$1,118,361

Net interest-earning assets	$320,147			$248,596

Net interest spread (TE)		$12,492	4.40%		$11,811	4.62%

Net interest margin (TE)			4.51%			4.72%

(1)	Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process. Acquired loans were recorded at fair value upon acquisition and accrete interest income over the remaining lives of the respective loans.

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

	For the Three Months Ended
	March 31,
	2015 Compared to 2014
	Change Attributable To
(dollars in thousands)	Rate	Volume	Total Increase (Decrease)
Interest income:
Loans receivable	$(670)	$1,547	$877
Investment securities (TE)	(115)	(26)	(141)
Other interest-earning assets	29	(26)	3

Total interest income	(756)	1,495	739

Interest expense:
Savings, checking and money market accounts	—	54	54
Certificates of deposit	11	(2)	9
Securities sold under repurchase agreement	(4)	6	2
FHLB advances	(36)	29	(7)

Total interest expense	(29)	87	58

Increase (decrease) in net interest income	$(727)	$1,408	$681

Provision for Loan Losses – For the quarter ended March 31, 2015, the Company recorded a provision for loan losses of $538,000, $393,000, or 271.3% higher than the $145,000 recorded for the same period in 2014. As of March 31, 2015, the Company’s ratio of allowance for loan losses to total loans was 0.90%, compared to 0.85% and 0.81% at December 31, 2014 and March 31, 2014, respectively. Excluding acquired loans, the ratio of the allowance for loan losses to total loans was 1.07% at March 31, 2015, compared to 1.04% at December 31, 2014 and 1.10% at March 31, 2014, respectively.

Noninterest Income – The Company’s noninterest income was $2.1 million for the three months ended March 31, 2015, $423,000, or 25.5%, higher than the $1.7 million earned for the same period in 2014. The increase in noninterest income in the first quarter of 2015 compared to the first quarter of 2014 resulted primarily from increases in gain on sale of loans (up $211,000), bank card fees (up $110,000) and service fees and charges (up $96,000).

Noninterest Expense – The Company’s noninterest expense for the first quarter of 2015 decreased $1.5 million, or 13.7%, compared to the first quarter of 2014. Noninterest expense for the first three months of 2014 included $2.2 million of merger-related expenses associated with the acquisition of Britton & Koontz. Excluding merger-related expenses, noninterest expense for the first quarter of 2015 totaled $9.7 million, an increase of $417,000, or 4.5%, compared to the first quarter of 2014. The increase in noninterest expense resulted primarily due to the addition of Britton & Koontz branches and employees.

Income Taxes – For the quarters ended March 31, 2015 and March 31, 2014, the Company incurred income tax expense of $1.5 million and $631,000, respectively. The Company’s effective tax rate was 34.0% and 30.6% during the first quarters of 2015 and 2014, respectively. Differences between the effective tax rate and the statutory tax rate primarily relate to variances in items that are non-taxable or non-deductible (e.g., state tax, tax-exempt income, etc.).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/ Liability Management and Market Risk”. Additional information at March 31, 2015 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for December 31, 2014 filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds.

The Company’s purchases of its common stock made during the quarter consisted of stock repurchases under the Company’s approved plan and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
January 1 - January 31, 2015	15,700	$22.67	15,700	125,801
February 1 – February 28, 2015	30,780	21.53	30,780	95,021
March 1 – March 31, 2015	36,713	21.28	9,771	85,250

Total	83,193	$21.64	56,251	85,250

(1)	On June 7, 2013, the Company announced the commencement of a new stock repurchase program. Under the plan, the Company can repurchase up to 370,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

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

HOME BANCORP, INC.

May 11, 2015	By:	/s/ John W. Bordelon
John W. Bordelon
President, Chief Executive Officer and Director

May 11, 2015	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer