Form 10-Q
period 2015-06-30
HOME BANCORP, INC.
filed 2015-08-07
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2015

or

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

At August 3, 2015, the registrant had 7,233,509 shares of common stock, $0.01 par value, outstanding.

HOME BANCORP, INC. and SUBSIDIARY

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)	(Audited)
	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$30,227,762	$29,077,907
Interest-bearing deposits in banks	5,526,000	5,526,000
Investment securities available for sale, at fair value	178,078,713	174,800,516
Investment securities held to maturity (fair values of $14,542,696 and $11,889,335, respectively)	14,489,250	11,705,470
Mortgage loans held for sale	6,696,133	4,516,835
Loans, net of unearned income	915,552,159	908,967,871
Allowance for loan losses	(8,465,718)	(7,759,500)

Total loans, net of unearned income and allowance for loan losses	907,086,441	901,208,371

Office properties and equipment, net	36,623,001	37,964,714
Cash surrender value of bank-owned life insurance	19,419,577	19,163,110
Accrued interest receivable and other assets	36,659,756	37,451,687

Total Assets	$1,234,806,633	$1,221,414,610

Liabilities
Deposits:
Noninterest-bearing	$266,204,295	$267,660,145
Interest-bearing	764,767,559	725,912,448

Total deposits	1,030,971,854	993,572,593
Short-term Federal Home Loan Bank (FHLB) advances	—	31,000,000
Long-term Federal Home Loan Bank (FHLB) advances	19,000,000	16,500,000
Securities sold under repurchase agreements	20,036,905	20,370,892
Accrued interest payable and other liabilities	5,895,560	5,827,369

Total Liabilities	1,075,904,319	1,067,270,854

Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 7,218,009 and 7,123,442 issued and outstanding, respectively	72,181	90,088
Additional paid-in capital	76,153,953	93,332,108
Treasury stock at cost - 0 and 1,885,303 shares, respectively (1)	—	(28,572,891)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(4,731,210)	(4,909,750)
Recognition and Retention Plan (RRP)	(201,396)	(202,590)
Retained earnings	86,489,766	93,101,915
Accumulated other comprehensive income	1,119,020	1,304,876

Total Shareholders’ Equity	158,902,314	154,143,756

Total Liabilities and Shareholders’ Equity	$1,234,806,633	$1,221,414,610

(1)	See Note 1 for details on the Louisiana Business Corporation Act.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Interest Income
Loans, including fees	$12,620,586	$12,922,738	$24,981,549	$24,407,184
Investment securities	902,115	970,319	1,812,236	2,021,166
Other investments and deposits	65,319	46,522	99,071	77,680

Total interest income	13,588,020	13,939,579	26,892,856	26,506,030

Interest Expense
Deposits	700,657	704,051	1,385,636	1,326,616
Securities sold under repurchase agreement	18,634	18,634	37,063	35,309
Short-term FHLB advances	63	33,581	6,133	69,242
Long-term FHLB advances	103,825	81,689	207,060	162,239

Total interest expense	823,179	837,955	1,635,892	1,593,406

Net interest income	12,764,841	13,101,624	25,256,964	24,912,624
Provision for loan losses	294,138	810,953	832,625	955,969

Net interest income after provision for loan losses	12,470,703	12,290,671	24,424,339	23,956,655

Noninterest Income
Service fees and charges	954,545	976,977	1,846,664	1,773,070
Bank card fees	637,688	569,132	1,203,272	1,025,116
Gain on sale of loans, net	267,839	438,604	641,012	600,465
Income from bank-owned life insurance	124,108	115,193	256,467	225,834
Gain on sale of securities, net	—	—	—	1,826
Other income	54,641	152,240	170,089	281,814

Total noninterest income	2,038,821	2,252,146	4,117,504	3,908,125

Noninterest Expense
Compensation and benefits	6,062,625	5,712,343	11,823,412	12,507,150
Occupancy	1,166,929	1,191,230	2,338,210	2,205,560
Marketing and advertising	112,654	244,218	222,982	451,459
Data processing and communication	915,140	1,060,231	1,858,472	2,432,054
Professional services	475,235	228,392	713,409	715,502
Forms, printing and supplies	133,028	201,299	277,838	363,220
Franchise and shares tax	147,272	184,385	294,544	368,771
Regulatory fees	296,942	255,662	577,409	484,039
Foreclosed assets, net	259,788	319,251	495,570	681,136
Other expenses	658,715	973,156	1,345,568	1,418,323

Total noninterest expense	10,228,328	10,370,167	19,947,414	21,627,214

Income before income tax expense	4,281,196	4,172,650	8,594,429	6,237,566
Income tax expense	1,441,359	1,420,025	2,906,828	2,051,485

Net Income	$2,839,837	$2,752,625	$5,687,601	$4,186,081

Earnings per share:
Basic	$0.42	$0.42	$0.85	$0.64

Diluted	$0.41	$0.40	$0.82	$0.61

Cash dividends declared per common share	$0.07	$—	$0.14	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Net Income	$2,839,837	$2,752,625	$5,687,601	$4,186,081

Other Comprehensive Income
Unrealized gain (loss) on investment securities	$(902,402)	$778,188	$(285,933)	$1,524,726
Reclassification adjustment for gains included in net income	—	—	—	(1,826)
Tax effect (1)	315,841	(272,366)	100,077	(533,015)

Other comprehensive (loss) income, net of taxes	$(586,561)	$505,822	$(185,856)	$989,885

Comprehensive Income	$2,253,276	$3,258,447	$5,501,745	$5,175,966

(1)	The tax effect for the three and six months ended June 30, 2015 on the change in unrealized gains (losses) on investment securities was $315,841 and $100,077, respectively, compared to $272,366 and $533,654, respectively, for the three and six months ended June 30, 2014. The tax effect for the three and six months ended June 30, 2014 on the reclassification adjustment for gains included in net income had a tax effect of $0 and $639, respectively.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2013(1)	$89,585	$92,192,410	$(28,011,398)	$(5,266,830)	$(1,018,497)	$83,729,144	$195,115	$141,909,529
Net income						4,186,081		4,186,081
Other comprehensive income							989,885	989,885
Treasury stock acquired at cost, 20,694 shares			(437,041)					(437,041)
Exercise of stock options	186	213,356						213,542
RRP shares released for allocation		(549,091)			773,139			224,048
ESOP shares released for allocation		187,326		178,540				365,866
Share-based compensation cost		623,830						623,830

Balance, June 30, 2014	$89,771	$92,667,831	$(28,448,439)	$(5,088,290)	$(245,358)	$87,915,225	$1,185,000	$148,075,740

Balance, December 31, 2014(1)	$90,088	$93,332,108	$(28,572,891)	$(4,909,750)	$(202,590)	$93,101,915	$1,304,876	$154,143,756
Net income						5,687,601		5,687,601
Other comprehensive loss							(185,856)	(185,856)
Purchase of Company’s common stock at cost, 49,200 shares			(2,909,083)					(2,909,083)
Reclassification of treasury stock per Louisiana law(2)	(20,187)	(20,166,773)	31,481,974			(11,295,014)		—
Cash dividends declared, $0.14 per share						(1,004,736)		(1,004,736)
Exercise of stock options	2,280	2,621,783						2,624,063
RRP shares released for allocation		(969)			1,194			225
ESOP shares released for allocation		287,531		178,540				466,071
Share-based compensation cost		80,273						80,273

Balance, June 30, 2015	$72,181	$76,153,953	$—	$(4,731,210)	$(201,396)	$86,489,766	$1,119,020	$158,902,314

(1)	Balances as of December 31, 2013 and December 31, 2014 are audited.
(2)	See Note 1 for details on the Louisiana Business Corporation Act.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities, net of effects of acquisition in 2014:
Net income	$5,687,601	$4,186,081
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	832,625	955,969
Depreciation	901,831	812,261
Amortization of purchase accounting valuations and intangibles	2,144,471	4,890,508
Net amortization of mortgage servicing asset	62,540	80,035
Federal Home Loan Bank stock dividends	(5,900)	(9,100)
Net amortization of premium on investments	744,039	614,323
Gain on sale of investment securities, net	—	(1,826)
Gain on loans sold, net	(641,012)	(600,465)
Proceeds, including principal payments, from loans held for sale	62,085,277	49,254,922
Originations of loans held for sale	(63,623,563)	(50,757,291)
Non-cash compensation	475,107	989,696
Deferred income tax benefit	(471,026)	(123,073)
Decrease in interest receivable and other assets	622,992	5,310,368
Increase in cash surrender value of bank-owned life insurance	(256,467)	(225,834)
Decrease (increase) in accrued interest payable and other liabilities	139,428	(4,304,739)

Net cash provided by operating activities	8,697,943	11,071,835

Cash flows from investing activities, net of effects of acquisition in 2014:
Purchases of securities available for sale	(18,713,313)	(13,511,970)
Purchases of securities held to maturity	(2,927,988)	(2,150,774)
Proceeds from maturities, prepayments and calls on securities available for sale	14,549,353	16,038,337
Proceeds from maturities, prepayments and calls on securities held to maturity	—	466,470
Proceeds from sales of securities available for sale	—	66,904,999
Net increase in loans	(11,476,848)	(47,603,668)
Reimbursement from FDIC for covered assets	363,406	342,928
Decrease in certificates of deposit in other institutions	—	992,000
Proceeds from sale of repossessed assets	1,592,531	2,998,116
Purchases of office properties and equipment	(398,008)	(2,009,409)
Proceeds from sale of properties and equipment	704,276	—
Net cash disbursed in business combination	—	(22,995,649)
Purchases of Federal Home Loan Bank stock	(793,300)	(2,582,100)
Proceeds from redemption of Federal Home Loan Bank stock	1,970,200	2,011,400

Net cash used in investing activities	(15,129,691)	(1,099,320)

Cash flows from financing activities, net of effects of acquisition in 2014:
Increase in deposits	37,371,361	23,902,051
Decrease in Federal Home Loan Bank advances	(28,500,000)	(3,649,000)
Decrease in securities sold under repurchase agreements	—	(6,314,675)
Purchase of the Company’s common stock	(2,909,083)	(437,041)
Proceeds from exercise of stock options	2,624,062	213,542
Payment of dividends on common stock	(1,004,737)	—

Net cash provided by financing activities	7,581,603	13,714,877

Net change in cash and cash equivalents	1,149,855	23,687,392
Cash and cash equivalents at beginning of year	29,077,907	32,638,900

Cash and cash equivalents at end of period	$30,227,762	$56,326,292

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Home Bancorp, Inc. (the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, other comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and six-month periods ended June 30, 2015 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2014.

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

Louisiana Business Corporation Act

Effective January 1, 2015, companies incorporated under Louisiana law became subject to the Louisiana Business Corporation Act. Provisions of the Louisiana Business Corporation Act eliminate the concept of treasury stock and provide that shares reacquired by a company are to be treated as authorized unissued shares. Accounting principles generally accepted in the United States of America state that accounting for treasury stock shall conform to state law. The Company’s Consolidated Financial Statements reflect this change. The cost of shares purchased by the Company has been allocated to common stock, additional paid-in capital and retained earnings.

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

3. Acquisition Activity

On June 18, 2015, the Company entered into a definitive agreement providing for the merger of Louisiana Bancorp Inc., the holding company of the 105-year-old Bank of New Orleans, with and into the Company and the subsequent merger of Bank of New Orleans with and into the Bank. Under the terms of the agreement, shareholders of Louisiana Bancorp will receive $24.25 per share in cash upon completion of the merger. The merger, which is expected to be completed in the fourth quarter of 2015, is subject to Louisiana Bancorp shareholder approval, regulatory approvals and other customary conditions. The Company incurred $256,000 in pre-tax merger-related expenses during the second quarter of 2015.

4. Investment Securities

Summary information regarding the Company’s investment securities classified as available for sale and held to maturity as of June 30, 2015 and December 31, 2014 is as follows.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
June 30, 2015			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$125,853	$1,734	$192	$434	$126,961
Non-U.S. agency mortgage-backed	6,988	56	13	38	6,993
Municipal bonds	23,083	510	55	4	23,534
U.S. government agency	20,433	196	—	38	20,591

Total available for sale	$176,357	$2,496	$260	$514	$178,079

Held to maturity:
Municipal bonds	$14,489	$144	$86	$4	$14,543

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2014			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$120,009	$1,984	$10	$485	$121,498
Non-U.S. agency mortgage-backed	7,757	61	28	26	7,764
Municipal bonds	24,388	561	2	51	24,896
U.S. government agency	20,639	190	—	186	20,643

Total available for sale	$172,793	$2,796	$40	$748	$174,801

Held to maturity:
Municipal bonds	$11,705	$202	$3	$15	$11,889

The estimated fair value and amortized cost by maturity of the Company’s investment securities as of June 30, 2015 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$—	$100	$28,324	$98,537	$126,961
Non-U.S. agency mortgage-backed	—	—	—	6,993	6,993
Municipal bonds	911	7,797	12,157	2,669	23,534
U.S. government agency	—	16,137	—	4,454	20,591

Total available for sale	$911	$24,034	$40,481	$112,653	$178,079

Securities held to maturity:
Municipal bonds	$648	$—	$9,351	$4,544	$14,543

Total investment securities	$1,559	$24,034	$49,832	$117,197	$192,622

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$—	$95	$28,260	$97,498	$125,853
Non-U.S. agency mortgage-backed	—	—	—	6,988	6,988
Municipal bonds	876	7,596	12,053	2,558	23,083
U.S. government agency	—	16,091	—	4,342	20,433

Total available for sale	$876	$23,782	$40,313	$111,386	$176,357

Securities held to maturity:
Municipal bonds	$635	$—	$9,240	$4,614	$14,489

Total investment securities	$1,511	$23,782	$49,553	$116,000	$190,846

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

As of June 30, 2015, 49 of the Company’s debt securities had unrealized losses totaling 1.4% of the individual securities’ amortized cost basis and 0.5% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 18 of the 49 securities had been in a continuous loss position for over 12 months. The 18 securities had an aggregate amortized cost basis of $27.2 million and unrealized loss of $518,000 at June 30, 2015. Management has the intent and ability to hold these debt securities until maturity, or until anticipated recovery; hence, no declines in these 18 securities were deemed to be other-than-temporary.

As of June 30, 2015 and December 31, 2014, the Company had $91,664,000 and $76,491,000, respectively, of securities pledged to secure public deposits. As of June 30, 2015 and December 31, 2014, the Company had $21,426,000 and $21,211,000 of securities pledged to securities sold under repurchase agreements.

5. Earnings Per Share

Earnings per common share were computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014

Numerator:
Net income available to common shareholders	$2,840	$2,753	$5,688	$4,186

Denominator:
Weighted average common shares outstanding	6,695	6,533	6,664	6,512
Effect of dilutive securities:
Restricted stock	4	32	4	46
Stock options	275	338	300	339

Weighted average common shares outstanding – assuming dilution	6,974	6,903	6,968	6,897

Basic earnings per common share	$0.42	$0.42	$0.85	$0.64

Diluted earnings per common share	$0.41	$0.40	$0.82	$0.61

Options on 55,773 and 47,500 shares of common stock were not included in the computation of diluted earnings per share for the three months ended June 30, 2015 and June 30, 2014, respectively, because the effect of these shares was anti-dilutive. Options on 32,636 and 47,500 shares of common stock were not included in the computation of diluted earnings per share for the six months ended June 30, 2015 and June 30, 2014, respectively, because the effect of these shares was anti-dilutive.

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

The difference between the fair value of an acquired performing loan pool and the contractual amounts due at the acquisition date (the “fair value discount”) is accreted into income over the estimated life of the pool. Management estimates an allowance for loan losses for acquired performing loans using a methodology similar to that used for originated loans. The allowance determined for each loan pool is compared to the remaining fair value discount for that pool. If the allowance amount calculated under the Company’s methodology is greater than the Company’s remaining discount, the additional amount called for is added to the reported allowance through a provision for loan losses. If the allowance amount calculated under the Company’s methodology is less than the Company’s recorded discount, no additional allowance or provision is recognized. Actual losses first reduce any remaining nonaccretable discount for the loan pool. Once the nonaccretable discount is fully depleted, losses are applied against the allowance established for that pool. Acquired performing loans are placed on nonaccrual status and considered and reported as nonperforming or past due using the same criteria applied to the originated portfolio.

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

Certain loans purchased in the Statewide acquisition are covered by loss sharing agreements between the FDIC and the Company. Historically, the Company has referred to loans subject to loss share agreements with the FDIC as “covered loans.” However, as of March 31, 2015, a significant portion of the loss share agreements had expired and any future losses on these formerly covered loans are no longer eligible for reimbursement from the FDIC. As of March 31, 2015, only residential mortgage loans acquired from Statewide remained subject to loss sharing agreements with the FDIC. As of June 30, 2015, the Company’s remaining covered loans amounted to approximately $4.2 million, or less than 1.0% of the Company’s total loan portfolio, at such date. Given the limited amount of covered loans remaining, the Company is no longer reporting such loans as “covered loans,” and the remaining covered loans are included in “acquired loans.”

The allowance for loan losses and recorded investment in loans as of the dates indicated are as follows.

	As of June 30, 2015
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,209	$—	$135	$1,344
Home equity loans and lines	477	—	200	677
Commercial real estate	2,899	86	—	2,985
Construction and land	1,071	—	59	1,130
Multi-family residential	220	—	—	220
Commercial and industrial	1,453	101	—	1,554
Consumer	556	—	—	556

Total allowance for loan losses	$7,885	$187	$394	$8,466

	As of June 30, 2015
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Loans:
One- to four-family first mortgage	$171,737	$78	$61,677	$233,492
Home equity loans and lines	36,941	—	17,982	54,923
Commercial real estate	280,587	201	59,807	340,595
Construction and land	85,402	—	8,743	94,145
Multi-family residential	20,571	—	10,030	30,601
Commercial and industrial	100,461	1,134	13,548	115,143
Consumer	44,436	—	2,217	46,653

Total loans	$740,135	$1,413	$174,004	$915,552

	As of December 31, 2014
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,136	$—	$174	$1,310
Home equity loans and lines	442	—	111	553
Commercial real estate	2,815	107	—	2,922
Construction and land	968	—	133	1,101
Multi-family residential	192	—	—	192
Commercial and industrial	1,128	33	—	1,161
Consumer	521	—	—	521

Total allowance for loan losses	$7,202	$140	$418	$7,760

	As of December 31, 2014
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Loans:
One- to four-family first mortgage	$164,450	$78	$68,721	$233,249
Home equity loans and lines	34,485	—	21,515	56,000
Commercial real estate	279,493	777	72,593	352,863
Construction and land	77,057	—	12,097	89,154
Multi-family residential	16,507	—	10,868	27,375
Commercial and industrial	88,411	1,128	14,907	104,446
Consumer	43,049	—	2,832	45,881

Total loans	$703,452	$1,983	$203,533	$908,968

(1)	$22.4 million and $31.9 million in acquired loans were accounted for under ASC 310-30 at June 30, 2015 and December 31, 2014, respectively.

A summary of activity in the allowance for loan losses during the six months ended June 30, 2015 and June 30, 2014 follows.

	For the Six Months Ended June 30, 2015
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,136	$—	$30	$43	$1,209
Home equity loans and lines	442	(14)	4	45	477
Commercial real estate	2,922	—	—	63	2,985
Construction and land	968	—	—	103	1,071
Multi-family residential	192	—	—	28	220
Commercial and industrial	1,161	(64)	72	385	1,554
Consumer	521	(46)	—	81	556

Total allowance for loan losses	$7,342	$(124)	$106	$748	$8,072

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$174	$—	$—	$(39)	$135
Home equity loans and lines	111	—	—	89	200
Commercial real estate	—	—	—	—	—
Construction and land	133	(109)	—	35	59
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total allowance for loan losses	$418	$(109)	$—	$85	$394

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,310	$—	$30	$4	$1,344
Home equity loans and lines	553	(14)	4	134	677
Commercial real estate	2,922	—	—	63	2,985
Construction and land	1,101	(109)	—	138	1,130
Multi-family residential	192	—	—	28	220
Commercial and industrial	1,161	(64)	72	385	1,554
Consumer	521	(46)	—	81	556

Total allowance for loan losses	$7,760	$(233)	$106	$833	$8,466

	For the Six Months Ended June 30, 2014
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$904	$(96)	$—	$228	$1,036
Home equity loans and lines	366	—	3	60	429
Commercial real estate	2,528	—	—	222	2,750
Construction and land	977	(19)	—	250	1,208
Multi-family residential	90	—	—	31	121
Commercial and industrial	1,332	—	76	(106)	1,302
Consumer	473	(18)	2	35	492

Total allowance for loan losses	$6,670	$(133)	$81	$720	$7,338

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$184	$(64)	$—	$56	$176
Home equity loans and lines	58	—	—	53	111
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	133	133
Multi-family residential	—	—	—	—	—
Commercial and industrial	6	—	—	(6)	—
Consumer	—	—	—	—	—

Total allowance for loan losses	$248	$(64)	$—	$236	$420

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,088	$(160)	$—	$284	$1,212
Home equity loans and lines	424	—	3	113	540
Commercial real estate	2,528	—	—	222	2,750
Construction and land	977	(19)	—	383	1,341
Multi-family residential	90	—	—	31	121
Commercial and industrial	1,338	—	76	(112)	1,302
Consumer	473	(18)	2	35	492

Total allowance for loan losses	$6,918	$(197)	$81	$956	$7,758

Credit quality indicators on the Company’s loan portfolio as of the dates indicated are as follows.

	June 30, 2015
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$169,287	$1,337	$1,191	$—	$171,815
Home equity loans and lines	36,385	428	128	—	36,941
Commercial real estate	276,043	3,510	1,235	—	280,788
Construction and land	84,188	91	1,123	—	85,402
Multi-family residential	20,571	—	—	—	20,571
Commercial and industrial	98,736	31	2,828	—	101,595
Consumer	44,004	122	310	—	44,436

Total loans	$729,214	$5,519	$6,815	$—	$741,548

Acquired loans:
One- to four-family first mortgage	$55,840	$1,379	$4,458	$—	$61,677
Home equity loans and lines	17,634	22	326	—	17,982
Commercial real estate	52,345	2,062	5,400	—	59,807
Construction and land	4,913	2,322	1,508	—	8,743
Multi-family residential	9,020	19	991	—	10,030
Commercial and industrial	12,486	—	1,062	—	13,548
Consumer	2,087	77	53	—	2,217

Total loans	$154,325	$5,881	$13,798	$—	$174,004

Total:
One- to four-family first mortgage	$225,127	$2,716	$5,649	$—	$233,492
Home equity loans and lines	54,019	450	454	—	54,923
Commercial real estate	328,388	5,572	6,635	—	340,595
Construction and land	89,101	2,413	2,631	—	94,145
Multi-family residential	29,591	19	991	—	30,601
Commercial and industrial	111,222	31	3,890	—	115,143
Consumer	46,091	199	363	—	46,653

Total loans	$883,539	$11,400	$20,613	$—	$915,552

	December 31, 2014
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$161,922	$251	$2,355	$—	$164,528
Home equity loans and lines	33,731	255	499	—	34,485
Commercial real estate	274,878	3,655	1,737	—	280,270
Construction and land	75,888	103	1,066	—	77,057
Multi-family residential	15,642	865	—	—	16,507
Commercial and industrial	88,309	39	1,191	—	89,539
Consumer	42,718	2	329	—	43,049

Total loans	$693,088	$5,170	$7,177	$—	$705,435

Acquired loans:
One- to four-family first mortgage	$62,761	$1,007	$4,953	$—	$68,721
Home equity loans and lines	20,842	57	616	—	21,515
Commercial real estate	61,172	2,071	9,350	—	72,593
Construction and land	6,407	1	5,689	—	12,097
Multi-family residential	8,175	923	1,770	—	10,868
Commercial and industrial	13,699	—	1,208	—	14,907
Consumer	2,741	40	51	—	2,832

Total loans	$175,797	$4,099	$23,637	$—	$203,533

Total:
One- to four-family first mortgage	$224,683	$1,258	$7,308	$—	$233,249
Home equity loans and lines	54,573	312	1,115	—	56,000
Commercial real estate	336,050	5,726	11,087	—	352,863
Construction and land	82,295	104	6,755	—	89,154
Multi-family residential	23,817	1,788	1,770	—	27,375
Commercial and industrial	102,008	39	2,399	—	104,446
Consumer	45,459	42	380	—	45,881

Total loans	$868,885	$9,269	$30,814	$—	$908,968

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

•	Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in the collateral values.

•	Substandard loans have an existing specific and well-defined weakness that may include poor liquidity and deterioration of financial performance. Such loans may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

In addition, residential loans are classified using an inter-agency regulatory methodology that incorporates the extent of delinquencies and loan-to-value ratios. These classifications were the most current available as of the dates indicated and were generally updated within the quarter.

Age analysis of past due loans as of the dates indicated are as follows.

	June 30, 2015
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,637	$292	$529	$2,458	$169,357	$171,815
Home equity loans and lines	169	9	128	306	36,635	36,941
Commercial real estate	—	91	617	708	280,080	280,788
Construction and land	422	—	—	422	84,980	85,402
Multi-family residential	—	—	—	—	20,571	20,571

Total real estate loans	2,228	392	1,274	3,894	591,623	595,517

Other loans:
Commercial and industrial	210	93	423	726	100,869	101,595
Consumer	662	209	310	1,181	43,255	44,436

Total other loans	872	302	733	1,907	144,124	146,031

Total loans	$3,100	$694	$2,007	$5,801	$735,747	$741,548

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$2,349	$847	$3,273	$6,469	$55,208	$61,677
Home equity loans and lines	149	61	92	302	17,680	17,982
Commercial real estate	322	8	2,083	2,413	57,394	59,807
Construction and land	627	1	250	878	7,865	8,743
Multi-family residential	—	19	—	19	10,011	10,030

Total real estate loans	3,447	936	5,698	10,081	148,158	158,239

Other loans:
Commercial and industrial	96	—	623	719	12,829	13,548
Consumer	45	17	36	98	2,119	2,217

Total other loans	141	17	659	817	14,948	15,765

Total loans	$3,588	$953	$6,357	$10,898	$163,106	$174,004

Total loans:
Real estate loans:
One- to four-family first mortgage	$3,986	$1,139	$3,802	$8,927	$224,565	$233,492
Home equity loans and lines	318	70	220	608	54,315	54,923
Commercial real estate	322	99	2,700	3,121	337,474	340,595
Construction and land	1,049	1	250	1,300	92,845	94,145
Multi-family residential	—	19	—	19	30,582	30,601

Total real estate loans	5,675	1,328	6,972	13,975	739,781	753,756

Other loans:
Commercial and industrial	306	93	1,046	1,445	113,698	115,143
Consumer	707	226	346	1,279	45,374	46,653

Total other loans	1,013	319	1,392	2,724	159,072	161,796

Total loans	$6,688	$1,647	$8,364	$16,699	$898,853	$915,552

	December 31, 2014
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$2,056	$90	$1,058	$3,204	$161,324	$164,528
Home equity loans and lines	434	—	65	499	33,986	34,485
Commercial real estate	1,284	—	829	2,113	278,157	280,270
Construction and land	309	—	—	309	76,748	77,057
Multi-family residential	—	—	—	—	16,507	16,507

Total real estate loans	4,083	90	1,952	6,125	566,722	572,847

Other loans:
Commercial and industrial	271	49	451	771	88,768	89,539
Consumer	924	133	329	1,386	41,663	43,049

Total other loans	1,195	182	780	2,157	130,431	132,588

Total loans	$5,278	$272	$2,732	$8,282	$697,153	$705,435

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$2,323	$1,341	$2,836	$6,500	$62,221	$68,721
Home equity loans and lines	249	97	220	566	20,949	21,515
Commercial real estate	4,551	1	1,840	6,392	66,201	72,593
Construction and land	499	755	702	1,956	10,141	12,097
Multi-family residential	1,052	25	319	1,396	9,472	10,868

Total real estate loans	8,674	2,219	5,917	16,810	168,984	185,794

Other loans:
Commercial and industrial	177	392	336	905	14,002	14,907
Consumer	47	33	41	121	2,711	2,832

Total other loans	224	425	377	1,026	16,713	17,739

Total loans	$8,898	$2,644	$6,294	$17,836	$185,697	$203,533

Total loans:
Real estate loans:
One- to four-family first mortgage	$4,379	$1,431	$3,894	$9,704	$223,545	$233,249
Home equity loans and lines	683	97	285	1,065	54,935	56,000
Commercial real estate	5,835	1	2,669	8,505	344,358	352,863
Construction and land	808	755	702	2,265	86,889	89,154
Multi-family residential	1,052	25	319	1,396	25,979	27,375

Total real estate loans	12,757	2,309	7,869	22,935	735,706	758,641

Other loans:
Commercial and industrial	448	441	787	1,676	102,770	104,446
Consumer	971	166	370	1,507	44,374	45,881

Total other loans	1,419	607	1,157	3,183	147,144	150,327

Total loans	$14,176	$2,916	$9,026	$26,118	$882,850	$908,968

Excluding Acquired Loans with deteriorated credit quality, as of June 30, 2015 and December 31, 2014, the Company did not have any loans greater than 90 days past due and accruing.

The following is a summary of information pertaining to Originated Loans which were deemed to be impaired loans as of the dates indicated.

	As of Period Ended June 30, 2015
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$78	$78	$—	$78	$3
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	364	364	—	393	11
Consumer	—	—	—	—	—

Total	$442	$442	$—	$471	$14

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	201	201	86	695	6
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	770	770	101	732	21
Consumer	—	—	—	—	—

Total	$971	$971	$187	$1,427	$27

Total impaired Originated Loans:
One- to four-family first mortgage	$78	$78	$—	$78	$3
Home equity loans and lines	—	—	—	—	—
Commercial real estate	201	201	86	695	6
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,134	1,134	101	1,125	32
Consumer	—	—	—	—	—

Total	$1,413	$1,413	$187	$1,898	$41

	As of Period Ended December 31, 2014
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$78	$78	$—	$214	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	64	—
Construction and land	—	—	—	15	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	398	398	—	494	4
Consumer	—	—	—	—	—

Total	$476	$476	$—	$787	$4

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	777	777	107	239	10
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	730	730	33	923	40
Consumer	—	—	—	—	—

Total	$1,507	$1,507	$140	$1,162	$50

Total impaired Originated Loans:
One- to four-family first mortgage	$78	$78	$—	$214	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	777	777	107	303	10
Construction and land	—	—	—	15	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,128	1,128	33	1,417	44
Consumer	—	—	—	—	—

Total	$1,983	$1,983	$140	$1,949	$54

A summary of information pertaining to nonaccrual loans as of dates indicated is as follows.

	June 30, 2015			December 31, 2014
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans:
One- to four-family first mortgage	$529	$3,985	$4,514	$1,429	$5,072	$6,501
Home equity loans and lines	128	291	419	65	482	547
Commercial real estate	617	2,840	3,457	829	5,498	6,327
Construction and land	100	423	523	—	5,356	5,356
Multi-family residential	—	791	791	—	1,770	1,770
Commercial and industrial	1,133	840	1,973	1,191	1,168	2,359
Consumer	310	72	382	329	92	421

Total	$2,817	$9,242	$12,059	$3,843	$19,438	$23,281

(1)	Nonaccrual acquired loans accounted for under ASC 310-30 totaled $6.7 million and $15.1 million as of June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

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

Information about the Company’s TDRs is presented in the following tables.

	As of June 30, 2015
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$284	$—	$—	$284
Home equity loans and lines	—	—	—	—
Commercial real estate	311	—	—	311
Construction and land	91	—	—	91
Multi-family residential	—	—	—	—

Total real estate loans	686	—	—	686

Other loans:
Commercial and industrial	—	—	710	710
Consumer	—	—	—	—

Total other loans	—	—	710	710

Total loans	$686	$—	$710	$1,396

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$501	$—	$42	$543
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	1,246	1,246
Construction and land	—	—	66	66
Multi-family residential	—	—	—	—

Total real estate loans	501	—	1,354	1,855

Other loans:
Commercial and industrial	—	—	—	—
Consumer	—	—	1	1

Total other loans	—	—	1	1

Total loans	$501	$—	$1,355	$1,856

Total loans:
Real estate loans:
One- to four-family first mortgage	$785	$—	$42	$827
Home equity loans and lines	—	—	—	—
Commercial real estate	311	—	1,246	1,557
Construction and land	91	—	66	157
Multi-family residential	—	—	—	—

Total real estate loans	1,187	—	1,354	2,541

Other loans:
Commercial and industrial	—	—	710	710
Consumer	—	—	1	1

Total other loans	—	—	711	711

Total loans	$1,187	$—	$2,065	$3,252

	As of December 31, 2014
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$291	$291
Home equity loans and lines	—	—	—	—
Commercial real estate	111	—	—	111
Construction and land	103	—	—	103
Multi-family residential	—	—	—	—

Total real estate loans	214	—	291	505

Other loans:
Commercial and industrial	—	—	730	730
Consumer	—	—	—	—

Total other loans	—	—	730	730

Total loans	$214	$—	$1,021	$1,235

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$432	$77	$49	$558
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	967	967
Construction and land	—	—	117	117
Multi-family residential	—	—	—	—

Total real estate loans	432	77	1,133	1,642

Other loans:
Commercial and industrial	—	—	—	—
Consumer	2	—	2	4

Total other loans	2	—	2	4

Total loans	$434	$77	$1,135	$1,646

Total loans:
Real estate loans:
One- to four-family first mortgage	$432	$77	$340	$849
Home equity loans and lines	—	—	—	—
Commercial real estate	111	—	967	1,078
Construction and land	103	—	117	220
Multi-family residential	—	—	—	—

Total real estate loans	646	77	1,424	2,147

Other loans:
Commercial and industrial	—	—	730	730
Consumer	2	—	2	4

Total other loans	2	—	732	734

Total loans	$648	$77	$2,156	$2,881

None of the above referenced TDRs defaulted subsequent to the restructuring through the date the financial statements were issued. The Company restructured, as a TDR, one loan totaling $201,000 during the second quarter of 2015.

7. Fair Value Measurements and Disclosures

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of June 30, 2015, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets and liabilities measured for fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

		Fair Value Measurements Using
(dollars in thousands)	June 30, 2015	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$126,961	$—	$126,961	$—
Non-U.S. agency mortgage-backed	6,993	—	6,993	—
Municipal bonds	23,534	—	23,534	—
U.S. government agency	20,591	—	20,591	—

Total	$178,079	$—	$178,079	$—

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2014	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$121,498	$—	$121,498	$—
Non-U.S. agency mortgage-backed	7,764	—	7,764	—
Municipal bonds	24,896	—	24,896	—
U.S. government agency	20,643	—	20,643	—

Total	$174,801	$—	$174,801	$—

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

		Fair Value Measurements Using
(dollars in thousands)	June 30, 2015	Level 1	Level 2	Level 3

Assets
Acquired loans with deteriorated credit quality	$22,274	$—	$—	$22,274
Acquired loans without deteriorated credit quality	151,336	—	—	151,336
Impaired loans, excluding acquired loans	1,226	—	—	1,226
Repossessed assets	6,204	—	—	6,204

Total	$181,040	$—	$—	$181,040

Liabilities
Deposits acquired through business combinations	$60,577	$—	$—	$60,577
Securities sold under repurchase agreement	20,037	—	—	20,037

Total	$80,614	$—	$—	$80,614

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2014	Level 1	Level 2	Level 3

Assets
Acquired loans with deteriorated credit quality	$31,908	$—	$—	$31,908
Acquired loans without deteriorated credit quality	171,206	—	—	171,206
Impaired loans, excluding acquired loans	1,843	—	—	1,843
Repossessed assets	5,214	—	—	5,214

Total	$210,171	$—	$—	$210,171

Liabilities
Deposits acquired through business combinations	$69,178	$—	$—	$69,178
Securities sold under repurchase agreement	20,371	—	—	20,371

Total	$89,549	$—	$—	$89,549

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

The carrying value of the securities sold under repurchase agreement is its fair value.

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at June 30, 2015
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3

Financial Assets
Cash and cash equivalents	$30,228	$30,228	$30,228	$—	$—
Interest-bearing deposits in banks	5,526	5,526	5,526	—	—
Investment securities available for sale	178,079	178,079	—	178,079	—
Investment securities held to maturity	14,489	14,543	—	14,543	—
Mortgage loans held for sale	6,696	6,696	—	6,696	—
Loans, net	907,086	914,304	—	—	914,304
Cash surrender value of BOLI	19,420	19,420	19,420	—	—

Financial Liabilities
Deposits	$1,030,972	$1,031,262	$—	$970,685	$60,577
Short-term FHLB advances	—	—	—	—	—
Long-term FHLB advances	19,000	19,402	—	19,402	—
Securities sold under repurchase agreement	20,037	20,037	—	—	20,037

		Fair Value Measurements at December 31, 2014
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3

Financial Assets
Cash and cash equivalents	$29,078	$29,078	$29,078	$—	$—
Interest-bearing deposits in banks	5,526	5,526	5,526	—	—
Investment securities available for sale	174,801	174,801	—	174,801	—
Investment securities held to maturity	11,705	11,889	—	11,889	—
Mortgage loans held for sale	4,517	4,517	—	4,517	—
Loans, net	901,208	908,346	—	—	908,346
Cash surrender value of BOLI	19,163	19,163	19,163	—	—

Financial Liabilities
Deposits	$993,573	$993,994	$—	$924,816	$69,178
Short-term FHLB advances	31,000	31,000	31,000	—	—
Long-term FHLB advances	16,500	16,987	—	16,987	—
Securities sold under repurchase agreement	20,371	20,371	—	—	20,371

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Home Bank, N. A. (the “Bank”), from December 31, 2014 through June 30, 2015 and on its results of operations for the three and six months ended June 30, 2015 and June 30, 2014. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

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

EXECUTIVE OVERVIEW

On June 18, 2015, the Company entered into a definitive agreement with Louisiana Bancorp Inc., the holding company of the 105-year-old Bank of New Orleans, providing for the merger of LABC with and into the Company and the subsequent merger of Bank of New Orleans with and into the Bank. The holding companies for each bank will also merge. Under the terms of the agreement, shareholders of Louisiana Bancorp will receive $24.25 per share in cash upon completion of the merger. The merger, which is expected to be completed in the fourth quarter of 2015, is subject to Louisiana Bancorp shareholder approval, regulatory approval and other customary conditions. Upon completion of the merger, the combined company will have total assets of approximately $1.5 billion, $1.2 billion in loans and $1.2 billion in deposits.

During the second quarter of 2015, the Company earned $2.8 million, an increase of $87,000, or 3.2%, compared to the second quarter of 2014. Diluted earnings per share for the second quarter of 2015 were $0.41, an increase of $0.01 per share, or 2.5%, compared to the second quarter of 2014. The three and six months ended June 30, 2015 included $232,000 net of tax expenses related to the pending acquisition of Louisiana Bancorp. The three and six months ended June 30, 2014 included $218,000 and $1.5 million, respectively, of net of tax expenses related to the acquisition of Britton & Koontz Capital Corporation (“Britton & Koontz”) in February 2014. Excluding merger-related expenses, net income for the second quarter of 2015 increased 3.4% compared to the second quarter of 2014 (see the “Non-GAAP Reconciliation” on page 28). Excluding merger-related expenses, diluted earnings per share for the second quarter of 2015 increased 2.3% compared to the second quarter of 2014.

During the six months ended June 30, 2015, the Company earned $5.7 million, an increase of $1.5 million, or 35.9%, compared to the six months ended June 30, 2014. Diluted earnings per share for the six months ended June 30, 2015 were $0.82, an increase of $0.21, or 34.4%, compared to the six months ended June 30, 2014. Excluding merger-related expenses, net income for the six months ended June 30, 2015 increased 3.5% compared to the six months ended June 30, 2014. Excluding merger-related expenses, diluted earnings per share for the six months ended June 30, 2015 increased 2.4% compared to the six months ended June 30, 2014.

Key components of the Company’s performance during the three and six months ended June 30, 2015 are summarized below.

•	Assets totaled $1.2 billion as of June 30, 2015, up $13.4 million, or 1.1%, from December 31, 2014. The increase was primarily the result of a $6.6 million increase in loans and a $6.1 million increase in investment securities.

•	Loans as of June 30, 2015 were $915.6 million, an increase of $6.6 million, or 0.7%, from December 31, 2014. The increase was primarily the result of increases in commercial and industrial loans (up $10.7 million) and construction and land loans (up $5.0 million),.

•	Total deposits as of June 30, 2015 were $1.0 billion, an increase of $37.4 million, or 3.8%, from December 31, 2014. Core deposits (i.e., checking, savings, and money market accounts) totaled $819.9 million as of June 30, 2015, an increase of $47.1 million, or 6.1%, from December 31, 2014. The increase in core deposits was primarily driven by increases in money market (up $30.5 million) and NOW accounts (up $13.1 million).

•	The Company purchased 49,200 shares of its common stock during the second quarter of 2015 at an average price per share of $22.11. As of June 30, 2015, an additional 38,396 shares remain eligible for purchase under the share repurchase plan announced in June 2013.

•	Interest income decreased $352,000, or 2.5%, in the second quarter of 2015, compared to the second quarter of 2014. For the six months ended June 30, 2015, interest income increased $387,000, or 1.5%, compared to the six months ended June 30, 2014. Interest income remained relatively stable due to a decrease in the average yield earned on loans, which offset an increase in average loan volume in the quarter and six months ended June 30, 2015 compared to the prior comparable period.

•	Interest expense decreased $15,000, or 1.8%, from the second quarter of 2015 compared to the second quarter of 2014. For the six months ended June 30, 2015, interest expense increased $42,000, or 2.7%, compared to the six months ended June 30, 2014. The average cost of interest-bearing liabilities remained relatively unchanged while the mix in volume of interest bearing liabilities shifted for the quarter and six months ended June 30, 2015 compared to the prior comparable period.

•	The provision for loan losses totaled $294,000 for the second quarter of 2015, a decrease of $517,000, or 63.7%, compared to the second quarter of 2014. For the six months ended June 30, 2015, the provision for loan losses decreased $123,000, or 12.9%, from the six months ended June 30, 2014. At June 30, 2015, the Company’s ratio of allowance for loan losses to total loans was 0.92%, compared to 0.85% at June 30, 2014. Net loan charge-offs for the first six months of 2015 were $126,000 compared to net charge-offs of $116,000 during the first six months of 2014.

•	Noninterest income for the second quarter of 2015 decreased $213,000, or 9.5%, compared to the second quarter of 2014, due primarily to decreased gains on the sale of loans. For the six months ended June 30, 2015, noninterest income increased $209,000, or 5.4%, compared to the six months ended June 30, 2014. The increase resulted primarily from increases in bank card fees and service fees and charges.

•	Noninterest expense for the second quarter of 2015 decreased $142,000, or 1.4%, compared to the second quarter of 2014. Noninterest expense for the six months ended June 30, 2015 decreased 7.8% compared to the six months ended June 30, 2014. Noninterest expense includes merger expenses related to the pending acquisition of Louisiana Bancorp of $256,000 for the three and six months ended June, 30, 2015 and Britton & Koontz of $331,000 and $2.3 million for the three and six months ended June 30, 2014, respectively. Excluding pre-tax merger-related expenses, noninterest expense decreased $67,000, or 0.7%, for the second quarter of 2015 compared to the second quarter of 2014. Excluding merger-related expenses, noninterest expense increased $350,000, or 1.8%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

The discussion and analysis contains financial information prepared other than in accordance with generally accepted accounting principles (“GAAP”). The Company uses these non-GAAP financial measures in their analysis of the Company’s performance. Management believes that the non-GAAP information provides useful data in understanding the Company’s operations and in comparing the Company’s results of operation to peers. This non-GAAP information should be considered in addition to the Company’s financial information prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results. Reconciliation of GAAP to non-GAAP disclosures is included in the table below.

Non-GAAP Reconciliation

	For the Three Months Ended		For the Six Months Ended
(dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Reported noninterest expense	$10,228	$10,371	$19,947	$21,627
Less: Merger-related expenses	(256)	(331)	(256)	(2,286)

Non-GAAP noninterest expense	$9,972	$10,039	$19,691	$19,341

Reported net income	$2,840	$2,753	$5,688	$4,186
Add: Merger-related expenses (after tax)	232	218	232	1,534

Non-GAAP net income	$3,072	$2,971	$5,920	$5,720

Diluted EPS	$0.41	$0.40	$0.82	$0.61
Add: Merger-related expenses	0.03	0.03	0.03	0.22

Non-GAAP EPS	$0.44	$0.43	$0.85	$0.83

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – Loans outstanding as of June 30, 2015 were $915.6 million, an increase of $6.6 million, or 0.7%, from December 31, 2014. The increase was primarily the result of increases in commercial and industrial loans (up $10.7 million), construction and land loans (up $5.0 million), and multifamily residential loans ($3.2 million), which were partially offset by a $12.3 million decrease in commercial real estate loans.

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

	June 30, 2015	December 31, 2014	Increase/(Decrease)
(dollars in thousands)			Amount	Percent
Real estate loans:
One- to four-family first mortgage	$233,492	$233,249	$243	0.1%
Home equity loans and lines	54,923	56,000	(1,077)	(1.9)
Commercial real estate	340,595	352,863	(12,268)	(3.5)
Construction and land	94,145	89,154	4,991	5.6
Multi-family residential	30,601	27,375	3,226	11.8

Total real estate loans	753,756	758,641	(4,885)	(0.6)

Other loans:
Commercial and industrial	115,143	104,446	10,697	10.2
Consumer	46,653	45,881	772	1.7

Total other loans	161,796	150,327	11,469	7.6

Total loans	$915,552	$908,968	$6,584	0.7%

Asset Quality – One of management’s key objectives has been, and continues to be, maintaining a high level of asset quality. In addition to maintaining credit standards for new loan originations, we proactively monitor loans and collection and workout processes of delinquent or problem loans. When a borrower fails to make a scheduled payment, we attempt to cure the deficiency by making personal contact with the borrower. Initial contacts are generally made within 10 days after the date payment is due. In most cases, deficiencies are promptly resolved. If the delinquency continues, late charges are assessed and additional efforts are made to collect the deficiency. All loans which are designated as “special mention,” classified or which are delinquent 90 days or more are reported to the Board of Directors of the Bank monthly. For loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases. It is our policy, with certain limited exceptions, to discontinue accruing interest and reverse any interest accrued on any loan which is 90 days or more past due. On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to his/her ability to service the debt in accordance with the terms of the loan agreement. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt.

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger (i.e., loans with balances of $100,000 or greater) commercial real estate loans, multi-family residential loans, construction and land loans and commercial and industrial loans are individually evaluated for impairment. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer. The Company typically orders an “as is” valuation for collateral property if the loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of June 30, 2015 and December 31, 2014, loans individually evaluated for impairment, excluding acquired loans, amounted to $1.4 million and $2.0 million, respectively. As of June 30, 2015 and December 31, 2014, substandard loans, excluding acquired loans, amounted to $6.8 million and $7.2 million, respectively. The amount of the allowance for loan losses allocated to impaired or substandard loans originated by Home Bank totaled $187,000 as of June 30, 2015 and $140,000 as of December 31, 2014. There were no assets classified as doubtful or loss as of June 30, 2015 or December 31, 2014.

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

The following table sets forth the composition of the Company’s nonperforming assets (“NPAs”) and performing troubled debt restructurings as of the dates indicated.

	June 30, 2015			December 31, 2014
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$530	$3,984	$4,514	$1,429	$5,072	$6,501
Home equity loans and lines	127	292	419	65	482	547
Commercial real estate	617	2,840	3,457	829	5,498	6,327
Construction and land	100	423	523	—	5,356	5,356
Multi-family residential	—	792	792	—	1,770	1,770
Other loans:
Commercial and industrial	1,133	839	1,972	1,191	1,168	2,359
Consumer	310	72	382	329	92	421

Total nonaccrual loans	2,817	9,242	12,059	3,843	19,438	23,281
Accruing loans 90 days or more past due	—	—	—	—	—	—

Total nonperforming loans	2,817	9,242	12,059	3,843	19,438	23,281
Foreclosed assets	1,832	4,372	6,204	1,835	3,380	5,215

Total nonperforming assets	4,649	13,614	18,263	5,678	22,818	28,496
Performing troubled debt restructurings	686	501	1,187	214	510	724

Total nonperforming assets and troubled debt restructurings	$5,335	$14,115	$19,450	$5,892	$23,328	$29,220

Nonperforming loans to total loans			1.32%			2.56%
Nonperforming loans to total assets			0.98%			1.91%
Nonperforming assets to total assets			1.48%			2.33%

(1)	Includes $6.7 million and $15.1 million in acquired loans accounted for under ASC 310-30 at June 30, 2015 and December 31, 2014, respectively. Excluding acquired loans and assets, ratios for nonperforming loans to total loans, nonperforming loans to total assets and nonperforming assets to total assets were 0.38%, 0.27% and 0.44%, respectively, at June 30, 2015.

Net loan charge-offs for the second quarter of 2015 were $100,000, compared to net charge-offs of $157,000 for the second quarter of 2014. Net loan charge-offs for the six months ended June 30, 2015 were $126,000 compared to $116,000 for the six months ended June 30, 2014.

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

Acquired loans were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. Under current accounting principles, additional losses after the acquisition date are reflected as a provision to the allowance for loan losses. As June 30, 2015 and December 31, 2014, $135,000 and $124,000, respectively of our allowance for loan losses was allocated to acquired loans with deteriorated credit quality.

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

The following table presents the activity in the allowance for loan losses during the first six months of 2015.

(dollars in thousands)	Originated	Acquired	Total

Balance, December 31, 2014	$7,342	$418	$7,760
Provision charged to operations	748	85	833
Loans charged off	(124)	(109)	(233)
Recoveries on charged off loans	106	—	106

Balance, June 30, 2015	$8,072	$394	$8,466

At June 30, 2015, the Company’s ratio of allowance for loan losses to total loans was 0.92%, compared to 0.85% at December 31, 2014 and June 30, 2014. Excluding acquired loans, the ratio of allowance for loan losses to total loans was 1.09% at June 30, 2015, compared to 1.04% and 1.10% at December 31, 2014 and June 30, 2014, respectively.

Investment Securities

The Company’s investment securities portfolio totaled $192.6 million as of June 30, 2015, an increase of $6.1 million, or 3.3%, from December 31, 2014. As of June 30, 2015, the Company had a net unrealized gain on its available for sale investment securities portfolio of $1.7 million, compared to $2.0 million as of December 31, 2014. The investment securities portfolio had a modified duration of 3.7 and 3.8 years at June 30, 2015 and December 31, 2014, respectively.

The following table summarizes activity in the Company’s investment securities portfolio during the first six months of 2015.

(dollars in thousands)	Available for Sale	Held to Maturity

Balance, December 31, 2014	$174,801	$11,705
Purchases	18,713	2,928
Sales	—	—
Principal payments and calls	(14,550)	—
Accretion of discounts and amortization of premiums, net	(600)	(144)
Decrease in market value	(285)	—

Balance, June 30, 2015	$178,079	$14,489

Funding Sources

Deposits – Deposits totaled $1.0 billion as of June 30, 2015, an increase of $37.4 million, or 3.8%, compared to December 31, 2014. Core deposits totaled $819.9 million as of June 30, 2015, an increase of $47.1 million, or 6.1%, compared to December 31, 2014. The increase in deposits during the first six months of 2015 was related primarily to money market accounts (up $30.5 million), NOW accounts (up $13.1 million) and savings accounts (up $5.0 million).

The following table sets forth the composition of the Company’s deposits at the dates indicated.

	June 30,	December 31,	Increase (Decrease)
(dollars in thousands)	2015	2014	Amount	Percent

Demand deposit	$266,204	$267,660	$(1,456)	(0.5)%
Savings	86,154	81,145	5,009	6.2
Money market	249,938	219,456	30,482	13.9
NOW	217,641	204,536	13,105	6.4
Certificates of deposit	211,035	220,775	(9,740)	(4.4)

Total deposits	$1,030,972	$993,572	$37,400	3.8%

Federal Home Loan Bank Advances – Short-term FHLB advances totaled $31.0 million as of December 31, 2014. No short-term FHLB advances were outstanding as of June 30, 2015. Long-term FHLB advances totaled $19.0 million as of June 30, 2015, compared to $16.5 million as of December 31, 2014.

Securities Sold Under Repurchase Agreements – Securities sold under repurchase agreements totaled $20.0 million as of June 30, 2015 with a July 2015 maturity date and an effective interest rate of 0.36%. The underlying securities are U.S. Government obligations and obligations of other U.S. Government agencies. At June 30, 2015, these securities had coupon rates ranging from 1.25% to 3.75% and maturity dates ranging from 2016 to 2028.

Shareholders’ Equity – Shareholders’ equity increased $4.8 million, or 3.1%, from $154.1 million as of December 31, 2014 to $158.9 million as of June 30, 2015.

As of June 30, 2015, the Company had regulatory capital that was well in excess of regulatory requirements. The following table details the Company’s actual levels and current regulatory capital requirements as of June 30, 2015.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 risk-based capital	$154,098	16.38%	$37,621	4.00%	$56,431	6.00%
Common equity tier 1 capital	154,098	16.38	42,324	4.50	61,134	6.50
Total risk-based capital	162,564	17.28	75,242	8.00	94,052	10.00
Tier 1 leverage capital	154,098	12.37	37,621	4.00	47,026	5.00
Tangible capital	154,098	12.37	14,108	1.50	N/A	N/A

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity Management

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring adequate cash flow exists to meet the Company’s needs, including operating, strategic and capital. The Company develops its liquidity management strategies as part of its overall asset/liability management process. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity. As of June 30, 2015, cash and cash equivalents totaled $30.2 million. At such date, investment securities available for sale totaled $178.1 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. As of June 30, 2015, certificates of deposit maturing within the next 12 months totaled $150.5 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended June 30, 2015, the average balance of our outstanding FHLB advances was $19.1 million. As of June 30, 2015, the Company had $19.0 million in total outstanding FHLB advances and had $452.5 million in additional FHLB advances available.

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

Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of June 30, 2015.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	(0.4)%
+200	(0.1)
+100	0.1

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of June 30, 2015 and December 31, 2014.

	Contract Amount
(dollars in thousands)	June 30, 2015	December 31, 2014

Standby letters of credit	$4,912	$5,405
Available portion of lines of credit	110,026	107,242
Undisbursed portion of loans in process	53,228	54,200
Commitments to originate loans	99,574	96,506

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

RESULTS OF OPERATIONS

During the second quarter of 2015, the Company earned $2.8 million, an increase of $87,000, or 3.2%, compared to the second quarter of 2014. The second quarter of 2015 includes $256,000 of pre-tax merger-related expenses related to the pending acquisition of Louisiana Bancorp. The second quarter of 2014 includes $331,000 of pre-tax merger related expenses related to the acquisition of Britton & Koontz. Excluding merger-related expenses, net income for the second quarter of 2015 increased 3.4% compared to the second quarter of 2014. Diluted earnings per share for the second quarter of 2015 were $0.41, an increase of $0.01 per share, or 2.5%, compared to the second quarter of 2014. Excluding merger-related expenses, diluted earnings per share for the second quarter of 2015 increased 2.3% compared to the second quarter of 2014.

During the six months ended June 30, 2015, the Company earned $5.7 million, an increase of $1.5 million, or 35.9%, compared to the six months ended June 30, 2014. The first six months of 2015 includes $256,000 of pre-tax merger-related expenses related to the pending acquisition of Louisiana Bancorp. The first six months of 2014 includes $2.3 million of pre-tax merger related expenses related to the acquisition of Britton & Koontz. Excluding merger-related expenses, net income for the six months ended June 30, 2015 increased 3.5% compared to the six months ended June 30, 2014. Diluted earnings per share for the six months ended June 30, 2015 were $0.82, an increase of $0.21, or 34.4%, compared to the six months ended June 30, 2014. Excluding merger-related expenses, diluted earnings per share for the six months ended June 30, 2015 increased 2.4% compared to the six months ended June 30, 2014.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 4.35% and 4.55% for the three months ended June 30, 2015 and June 30, 2014, respectively, and 4.37% and 4.58% for the six months ended June 30, 2015 and June 30, 2014, respectively. The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.47% and 4.64% for the three months ended June 30, 2015 and June 30, 2014, respectively, and 4.49% and 4.68% for the six months ended June 30, 2015 and June 30, 2014, respectively. The decrease in the net interest spread and net interest margin in the 2015 periods related primarily to a decrease in the average yield on loans.

Net interest income totaled $12.8 million for the three months ended June 30, 2015, a decrease of $337,000, or 1.8%, compared to the three months ended June 30, 2014. For the six months ended June 30, 2015, net interest income totaled $25.3 million, an increase of $344,000, or 1.4%, compared to the six months ended June 30, 2014.

Interest income decreased $352,000, or 2.5%, in the second quarter of 2015, compared to the second quarter of 2014. For the six months ended June 30, 2015, interest income increased $387,000, or 1.5%, compared to the six months ended June 30, 2014. Increases in the average balance of loans receivable were offset by decreases of 35 basis points and 32 basis points, respectively, in the average yield on loans during the quarter and six months ended June 30, 2015 from the prior comparable period.

Interest expense decreased $15,000, or 1.8%, from the second quarter of 2015 compared to the second quarter of 2014. For the six months ended June 30, 2015, interest expense increased $42,000, or 2.7%, compared to the six months ended June 30, 2014. During the quarter and six months ended June 30, 2015, the deposit mix continued to reflect a shift to higher levels of core deposits. Core deposits generally have a lower average rate payable than our certificates of deposits. However, given the continuation of low market rates of interest, the effects of the shift in deposit mix was somewhat muted during the quarter and first six months of 2015.

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

	Three Months Ended June 30,
	2015			2014
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate(1)
Interest-earning assets:
Loans receivable(1)	$915,874	$12,621	5.48%	$898,123	$12,923	5.72%
Investment securities (TE)	187,682	902	2.13	191,732	970	2.22
Other interest-earning assets	40,888	65	0.64	40,828	47	0.46

Total interest-earning assets (TE)	1,144,444	13,588	4.75	1,130,683	13,940	4.94

Noninterest-earning assets	104,788			115,617

Total assets	$1,249,232			$1,246,300

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$570,914	$316	0.22%	$493,892	$283	0.23%
Certificates of deposit	213,029	384	0.72	241,107	421	0.70

Total interest-bearing deposits	783,943	700	0.36	734,999	704	0.38
Securities sold under repurchase agreement	20,128	19	0.37	20,819	19	0.36
FHLB advances	19,125	104	2.17	96,169	115	0.48

Total interest-bearing liabilities	823,196	823	0.40	851,987	838	0.39

Noninterest-bearing liabilities	267,377			247,506

Total liabilities	1,090,573			1,099,493
Shareholders’ equity	158,659			146,807

Total liabilities and shareholders’ equity	$1,249,232			$1,246,300

Net interest-earning assets	$321,248			$278,696

Net interest spread (TE)		$12,765	4.35%		$13,102	4.55%

Net interest margin (TE)			4.47%			4.64%

	Six Months Ended June 30,
	2015			2014
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate(1)
Interest-earning assets:
Loans receivable(1)	$917,491	$24,982	5.44%	$845,816	$24,407	5.76%
Investment securities (TE)	186,007	1,812	2.15	190,874	2,021	2.34
Other interest-earning assets	27,966	99	0.72	35,997	78	0.44

Total interest-earning assets (TE)	1,131,464	26,893	4.78	1,072,687	26,506	4.98

Noninterest-earning assets	106,262			109,643

Total assets	$1,237,726			$1,182,330

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$547,224	$607	0.22%	$458,552	$520	0.23%
Certificates of deposit	216,048	779	0.73	230,167	807	0.71

Total interest-bearing deposits	763,272	1,386	0.37	688,719	1,327	0.39
Securities sold under repurchase agreement	20,212	37	0.37	17,425	35	0.41
FHLB advances	27,283	213	1.56	102,897	231	0.45

Total interest-bearing liabilities	810,767	1,636	0.41	809,041	1,593	0.40

Noninterest-bearing liabilities	269,599			229,221

Total liabilities	1,080,366			1,038,262
Shareholders’ equity	157,360			144,068

Total liabilities and shareholders’ equity	$1,237,726			$1,182,330

Net interest-earning assets	$320,698			$263,646

Net interest spread (TE)		$25,257	4.37%		$24,913	4.58%

Net interest margin (TE)			4.49%			4.68%

(1)	Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process. Acquired loans were recorded at fair value upon acquisition and accrete interest income over the remaining lives of the respective loans.

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

	For the Three Months Ended June 30, 2015 Compared to 2014 Change Attributable To			For the Six Months Ended June 30, 2015 Compared to 2014 Change Attributable To
(dollars in thousands)	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
Interest income:
Loans receivable	$(373)	$71	$(302)	$(1,044)	$1,619	$575
Investment securities (TE)	(48)	(20)	(68)	(165)	(44)	(209)
Other interest-earning assets	18	—	18	44	(23)	21

Total interest income	(403)	51	(352)	(1,165)	1,552	387

Interest expense:
Savings, checking and money market accounts	(12)	45	33	(12)	99	87
Certificates of deposit	13	(50)	(37)	20	(48)	(28)
Securities sold under repurchase agreement	1	(1)	—	(4)	6	2
FHLB advances	(27)	16	(11)	(67)	49	(18)

Total interest expense	(25)	10	(15)	(63)	106	43

Increase (decrease) in net interest income	$(378)	$41	$(337)	$(1,102)	$1,446	$344

Provision for Loan Losses – For the quarter ended June 30, 2015, the Company recorded a provision for loan losses of $294,000, or 63.7% lower than the $811,000 recorded for the same period in 2014. For the six months ended June 30, 2015, the provision for loan losses totaled $833,000, a decrease of $123,000, or 12.9%, compared to the six months ended June 30, 2014. Net loan charge-offs amounted to $100,000 and $127,000, respectively, during the quarter and six-months ended June 30, 2015.

As of June 30, 2015, the Company’s ratio of allowance for loan losses to total loans was 0.92%, compared to 0.85% at December 31, 2014 and June 30, 2014. Our level of total non-performing assets and troubled debt restructurings showed continued improvements during the quarter and six months ended June 30, 2015. Our ratio of non-performing loans to total assets was 0.98% at June 30, 2015, compared to 1.91% at December 31, 2014. Excluding acquired loans, the ratio of allowance for loan losses to total loans was 1.09% at June 30, 2015, compared to 1.04% and 1.10% at December 31, 2014 and June 30, 2014, respectively.

Noninterest Income – The Company’s noninterest income was $2.0 million for the three months ended June 30, 2015, $213,000, or 9.5%, lower than the $2.3 million earned for the same period in 2014. Noninterest income was $4.1 million for the six months ended June 30, 2015, $209,000, or 5.4%, higher than the $3.9 million earned for the same period of 2014.

The decrease in noninterest income in the second quarter of 2015 compared to the second quarter of 2014 resulted primarily from decreases in gains on the sale of loans (down $171,000) and service fees and charges (down $22,000) as the result of lower activity during the quarter.

The increase in noninterest income for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 resulted primarily from increases in bank card fees (up $178,000) and service fees and charges (up $74,000).

Noninterest Expense – The Company’s noninterest expense was $10.2 million for the three months ended June 30, 2015, $142,000, or 1.4%, lower than the $10.4 million recorded for the same period in 2014. Noninterest expense was $19.9 million for the six months ended June 30, 2015, $1.7 million, or 7.8% lower than the $21.6 million for the same period of 2014. Noninterest expense includes merger expenses related to the pending acquisition of Louisiana Bancorp of $256,000 for the three and six months ended June, 30, 2015 and Britton & Koontz of $331,000 and $2.3 million for the three and six months ended June 30, 2014, respectively. Excluding pre-tax merger-related expenses, noninterest expense decreased $67,000, or 0.7%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Excluding merger-related expenses, noninterest expense increased $350,000, or 1.8%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Income Taxes – For the quarters ended June 30, 2015 and June 30, 2014, the Company incurred income tax expense of $1.4 million. The Company’s effective tax rate was 33.7% and 34.0% during the second quarters of 2015 and 2014, respectively. For the six months ended June 30, 2015 and June 30, 2014, the Company incurred income tax expense of $2.9 million and $2.1 million, respectively. The Company’s effective tax rate amounted to 33.8% and 32.9% during the six months ended June 30, 2015 and June 30, 2014, respectively. Differences between the effective tax rate and the statutory tax rate primarily relate to variances in items that are non-taxable or non-deductible (e.g., state tax, tax-exempt income, merger-related expenses, etc.).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/ Liability Management and Market Risk”. Additional information at June 30, 2015 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
April 1 - April 30, 2015	13,000	$21.65	13,000	84,250
May 1 – May 31, 2015	36,200	22.27	32,854	71,250
June 1 – June 30, 2015	—	—	—	38,396

Total	49,200	$22.11	45,854	38,396

(1)	On June 7, 2013, the Company announced the commencement of a new stock repurchase program. Under the plan, the Company can repurchase up to 370,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions.

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

HOME BANCORP, INC.

August 7, 2015	By:	/s/ John W. Bordelon
John W. Bordelon
President, Chief Executive Officer and Director

August 7, 2015	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer