Form 10-Q
period 2015-09-30
HOME BANCORP, INC.
filed 2015-11-09
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2015

or

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

At November 2, 2015, the registrant had 7,233,794 shares of common stock, $0.01 par value, outstanding.

HOME BANCORP, INC. and SUBSIDIARY

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)	(Audited)
	September 30,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$23,538,879	$29,077,907
Interest-bearing deposits in banks	5,762,285	5,526,000
Investment securities available for sale, at fair value	190,762,087	174,800,516
Investment securities held to maturity (fair values of $14,609,405 and $11,889,335, respectively)	14,408,624	11,705,470
Mortgage loans held for sale	7,170,285	4,516,835
Loans, net of unearned income	1,207,709,500	908,967,871
Allowance for loan losses	(8,931,507)	(7,759,500)

Total loans, net of unearned income and allowance for loan losses	1,198,777,993	901,208,371

Office properties and equipment, net	42,264,398	37,964,714
Cash surrender value of bank-owned life insurance	19,543,520	19,163,110
Accrued interest receivable and other assets	55,682,411	37,451,687

Total Assets	$1,557,910,482	$1,221,414,610

Liabilities
Deposits:
Noninterest-bearing	$279,573,153	$267,660,145
Interest-bearing	942,114,513	725,912,448

Total deposits	1,221,687,666	993,572,593
Short-term Federal Home Loan Bank (FHLB) advances	77,009,432	31,000,000
Long-term Federal Home Loan Bank (FHLB) advances	76,435,084	16,500,000
Securities sold under repurchase agreements	—	20,370,892
Accrued interest payable and other liabilities	20,492,194	5,827,369

Total Liabilities	1,395,624,376	1,067,270,854

Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 7,225,311 and 7,123,442 issued and outstanding, respectively	72,252	90,088
Additional paid-in capital	76,486,634	93,332,108
Treasury stock at cost - 0 and 1,885,303 shares, respectively (1)	—	(28,572,891)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(4,641,940)	(4,909,750)
Recognition and Retention Plan (RRP)	(180,100)	(202,590)
Retained earnings	88,646,324	93,101,915
Accumulated other comprehensive income	1,902,936	1,304,876

Total Shareholders’ Equity	162,286,106	154,143,756

Total Liabilities and Shareholders’ Equity	$1,557,910,482	$1,221,414,610

(1)	See Note 1 for details on the Louisiana Business Corporation Act.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest Income
Loans, including fees	$13,435,467	$13,090,209	$38,417,015	$37,497,393
Investment securities	939,090	936,379	2,751,325	2,957,544
Other investments and deposits	50,613	41,723	149,684	119,403

Total interest income	14,425,170	14,068,311	41,318,024	40,574,340

Interest Expense
Deposits	730,045	718,367	2,115,681	2,044,983
Securities sold under repurchase agreement	2,062	18,838	39,126	54,147
Short-term FHLB advances	9,761	30,655	15,894	99,897
Long-term FHLB advances	152,461	87,867	359,521	250,106

Total interest expense	894,329	855,727	2,530,222	2,449,133

Net interest income	13,530,841	13,212,584	38,787,802	38,125,207
Provision for loan losses	568,665	891,989	1,401,290	1,847,958

Net interest income after provision for loan losses	12,962,176	12,320,595	37,386,512	36,277,249

Noninterest Income
Service fees and charges	1,027,938	1,008,416	2,874,602	2,781,487
Bank card fees	619,799	576,105	1,823,071	1,601,221
Gain on sale of loans, net	478,380	308,708	1,119,392	909,173
Income from bank-owned life insurance	123,943	116,513	380,410	342,347
Gain on sale of securities, net	3,053	—	3,053	1,826
Other income	(55,982)	150,873	114,110	432,687

Total noninterest income	2,197,131	2,160,615	6,314,638	6,068,741

Noninterest Expense
Compensation and benefits	6,267,791	5,785,428	18,091,203	18,292,578
Occupancy	1,218,193	1,213,874	3,556,403	3,419,434
Marketing and advertising	129,197	244,364	352,179	695,823
Data processing and communication	974,099	964,541	2,832,571	3,396,596
Professional services	648,278	210,459	1,361,688	925,961
Forms, printing and supplies	130,395	135,840	408,233	499,060
Franchise and shares tax	155,872	184,385	450,415	553,156
Regulatory fees	273,754	306,724	851,163	790,763
Foreclosed assets, net	(17,817)	91,836	477,753	772,972
Other expenses	742,347	830,629	2,087,916	2,248,951

Total noninterest expense	10,522,109	9,968,080	30,469,524	31,595,294

Income before income tax expense	4,637,198	4,513,130	13,231,626	10,750,696
Income tax expense	1,737,789	1,636,613	4,644,617	3,688,098

Net Income	$2,899,409	$2,876,517	$8,587,009	$7,062,598

Earnings per share:
Basic	$0.43	$0.44	$1.28	$1.08

Diluted	$0.41	$0.41	$1.23	$1.02

Cash dividends declared per common share	$0.08	$—	$0.22	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net Income	$2,899,409	$2,876,517	$8,587,009	$7,062,598

Other Comprehensive Income (Loss)
Unrealized gain (loss) on investment securities	$1,209,078	$(383,068)	$923,145	$1,141,658
Reclassification adjustment for gains included in net income	(3,053)	—	(3,053)	(1,826)
Tax effect (1)	(422,109)	134,074	(322,032)	(398,941)

Other comprehensive income (loss), net of taxes	$783,916	$(248,994)	$598,060	$740,891

Comprehensive Income	$3,683,325	$2,627,523	$9,185,069	$7,803,489

(1)	The tax effect for the three and nine months ended September 30, 2015 on the change in unrealized gains (losses) on investment securities was $423,178 and $323,101, respectively, compared to ($134,074) and $399,580, respectively, for the three and nine months ended September 30, 2014. The tax effect for the three and nine months ended September 30, 2015 on the reclassification adjustment for gains included in net income had a tax effect of $1,069 and $1,069, respectively, compared to $0 and $639, respectively, for the three and nine months ended September 30, 2014.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2013(1)	$89,585	$92,192,410	$(28,011,398)	$(5,266,830)	$(1,018,497)	$83,729,144	$195,115	$141,909,529
Net income						7,062,598		7,062,598
Other comprehensive income							740,891	740,891
Treasury stock acquired at cost, 23,148 shares			(490,800)					(490,800)
Exercise of stock options	383	443,305						443,688
RRP shares released for allocation		(565,552)			794,383			228,831
ESOP shares released for allocation		295,634		267,810				563,444
Share-based compensation cost		659,819						659,819

Balance, September 30, 2014	$89,968	$93,025,616	$(28,502,198)	$(4,999,020)	$(224,114)	$90,791,742	$936,006	$151,118,000

Balance, December 31, 2014(1)	$90,088	$93,332,108	$(28,572,891)	$(4,909,750)	$(202,590)	$93,101,915	$1,304,876	$154,143,756
Net income						8,587,009		8,587,009
Other comprehensive income							598,060	598,060
Purchase of Company’s common stock at cost, 11,298 shares			(3,188,770)					(3,188,770)
Reclassification of treasury stock per Louisiana law(2)	(20,302)	(20,282,138)	31,761,661			(11,459,221)		—
Cash dividends declared, $0.22 per share						(1,583,379)		(1,583,379)
Exercise of stock options	2,466	2,843,499						2,845,965
RRP shares released for allocation		(16,042)			22,490			6,448
ESOP shares released for allocation		459,391		267,810				727,201
Share-based compensation cost		149,816						149,816

Balance, September 30, 2015	$72,252	$76,486,634	$—	$(4,641,940)	$(180,100)	$88,646,324	$1,902,936	$162,286,106

(1)	Balances as of December 31, 2013 and December 31, 2014 are audited.
(2)	See Note 1 for details on the Louisiana Business Corporation Act.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities, net of effects of acquisitions:
Net income	$8,587,009	$7,062,598
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,401,290	1,847,958
Depreciation	1,331,635	1,273,030
Amortization of purchase accounting valuations and intangibles	3,273,960	6,953,998
Net amortization of mortgage servicing asset	101,231	120,053
Federal Home Loan Bank stock dividends	(7,300)	(14,400)
Net amortization of premium on investments	1,146,875	965,267
Gain on sale of investment securities, net	(3,053)	(1,826)
Gain on loans sold, net	(1,119,392)	(909,173)
Proceeds, including principal payments, from loans held for sale	106,889,999	77,563,076
Originations of loans held for sale	(108,424,058)	(80,453,596)
Non-cash compensation	726,982	1,223,263
Deferred income tax benefit	(175,272)	(336,852)
Decrease in interest receivable and other assets	7,592,246	7,903,958
Increase in cash surrender value of bank-owned life insurance	(380,410)	(342,347)
Increase (decrease) in accrued interest payable and other liabilities	8,197,772	(590,751)

Net cash provided by operating activities	29,139,514	22,264,256

Cash flows from investing activities, net of effects of acquisitions:
Purchases of securities available for sale	(18,713,313)	(22,810,016)
Purchases of securities held to maturity	(2,927,988)	(2,442,105)
Proceeds from maturities, prepayments and calls on securities available for sale	22,432,941	22,629,218
Proceeds from maturities, prepayments and calls on securities held to maturity	—	466,470
Proceeds from sales of securities available for sale	16,694,015	66,905,382
Net increase in loans	(24,444,345)	(53,143,306)
Reimbursement from FDIC for covered assets	403,866	427,897
Decrease in certificates of deposit in other institutions	245,000	992,000
Proceeds from sale of repossessed assets	2,135,948	4,281,287
Purchases of office properties and equipment	(578,097)	(3,094,322)
Proceeds from sale of properties and equipment	1,309,339	61,008
Net cash disbursed in business combination	(56,404,340)	(22,995,649)
Purchases of Federal Home Loan Bank stock	(4,751,000)	(2,742,900)
Proceeds from redemption of Federal Home Loan Bank stock	2,444,900	3,118,300

Net cash used in investing activities	(62,153,074)	(8,346,736)

Cash flows from financing activities, net of effects of acquisitions:
Increase in deposits	19,400,716	25,575,056
Increase (decrease) in Federal Home Loan Bank advances	30,000,000	(11,149,000)
Decrease in securities sold under repurchase agreements	(20,000,000)	(6,314,674)
Purchase of the Company’s common stock	(3,188,770)	(490,800)
Proceeds from exercise of stock options	2,845,965	443,688
Payment of dividends on common stock	(1,583,379)	—

Net cash provided by financing activities	27,474,532	8,064,270

Net change in cash and cash equivalents	(5,539,028)	21,981,790
Cash and cash equivalents at beginning of year	29,077,907	32,638,900

Cash and cash equivalents at end of period	$23,538,879	$54,620,690

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Home Bancorp, Inc. (the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and nine-month periods ended September 30, 2015 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2014.

In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

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

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. The guidance eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. The ASU is effective for annual and interim periods beginning after December 15, 2015. The adoption of this ASU is not expected to have a material effect on our Consolidated Financial Statements.

3. Acquisition Activity

On September 15, 2015, the Company completed the acquisition of Louisiana Bancorp, Inc. (“Louisiana Bancorp”), the former holding company of Bank of New Orleans (“BNO”) of Metairie, Louisiana. Shareholders of Louisiana Bancorp received $24.25 per share in cash, resulting in aggregate transaction consideration of $70,021,000.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. In accordance with ASC 805, the Company recorded goodwill totaling $10,668,000 from the acquisition as a result of consideration transferred over net assets acquired. Both the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values. Identifiable intangible assets, consisting of core deposit intangible assets, were recorded at fair value.

The fair value estimates of Louisiana Bancorp’s assets and liabilities reflected below are preliminary and subject to refinement as additional information become available. Under current accounting principles, the Company’s estimates of fair values may be adjusted for a period of up to one year from the acquisition date.

The assets acquired and liabilities assumed, as well as the adjustments to record the assets and liabilities at fair value, are presented in the following table as of September 15, 2015.

(dollars in thousands)	As Acquired	Fair Value Adjustments		As recorded by Home Bancorp

Assets
Cash and cash equivalents	$14,098	$—		$14,098
Investment securities	35,794	578	(a)	36,372
Loans	281,909	(1,554	)(b)	280,355
Repossessed assets	64	(14	)(c)	50
Office properties and equipment, net	3,349	3,506	(d)	6,855
Core deposit intangible	—	1,500	(e)	1,500
Other assets	10,747	620	(f)	11,367

Total assets acquired	$345,961	$4,636		$350,597

Liabilities
Interest-bearing deposits	$180,318	$37	(g)	$180,355
Noninterest-bearing deposits	28,315	—		28,315
FHLB advances	75,754	203	(h)	75,957
Other liabilities	5,993	624		6,617

Total liabilities assumed	$290,380	$864		$291,244

Excess of assets acquired over liabilities assumed				59,353
Cash consideration paid				(70,021)

Total goodwill recorded				$10,668

(a)	The adjustment represents the market value adjustments on investment securities based on their interest rate risk and credit risk.
(b)	The adjustment to reflect the estimated fair value of loans includes:

•	Adjustment of $2.4 million to reflect the removal of Louisiana Bancorp’s allowance for loan losses in accordance with ASC 805.

•	Adjustment of ($4.0 million) for all loans determined not to be within the scope of ASC 310-30. In determining the fair value of the loans which are not within the scope of ASC 310-30, the acquired loan portfolio was evaluated based on risk characteristics and other credit and market criteria to determine a credit quality adjustment to the fair value of the loans acquired. The acquired loan balance was reduced by the aggregate amount of the credit quality adjustment in determining the fair value of the loans.

(c)	The adjustment represents the write down of the book value of repossessed assets to their estimated fair value less estimated costs to sell.

(Footnotes continued on next page.)

(Footnotes continued from prior page.)

(d)	The adjustment represents the estimated adjustment of office properties and equipment to their estimated fair values.
(e)	The adjustment represents the estimated value of the core deposit base. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the estimated life of the deposit base of 15 years.
(f)	The adjustment is to record the deferred tax asset on the transaction and the estimated fair value of other assets.
(g)	The adjustment represents the estimated fair value of certificates of deposit acquired based on current interest rates for similar instruments. The adjustment will be recognized using a level yield amortization method based on maturities of the deposit liabilities.
(h)	The adjustment is to record the fair value of FHLB advances acquired at various terms and maturities based on market rates at the acquisition date. The adjustment will be recognized using a level yield amortization method based on maturities of the borrowings.

The following pro forma information for the nine months ended September 30, 2015 and September 30, 2014 reflects the Company’s estimated consolidated results of operations as if the acquisition of Louisiana Bancorp occurred at January 1, 2014, unadjusted for potential cost savings.

(dollars in thousands except per share information)	2015	2014
Net interest income	$47,305	$46,252
Noninterest income	7,660	7,561
Noninterest expense	36,571	37,553
Net income	11,028	9,467
Earnings per share – basic	$1.65	$1.45
Earnings per share – diluted	1.58	1.37

4. Investment Securities

Summary information regarding the Company’s investment securities classified as available for sale and held to maturity as of September 30, 2015 and December 31, 2014 is as follows.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
September 30, 2015			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$146,509	$2,528	$69	$283	$148,685
Non-U.S. agency mortgage-backed	6,541	55	1	44	6,551
Municipal bonds	22,537	528	26	—	23,039
U.S. government agency	12,247	240	—	—	12,487

Total available for sale	$187,834	$3,351	$96	$327	$190,762

Held to maturity:
Municipal bonds	$14,409	$252	$51	$1	$14,609

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2014			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$120,009	$1,984	$10	$485	$121,498
Non-U.S. agency mortgage-backed	7,757	61	28	26	7,764
Municipal bonds	24,388	561	2	51	24,896
U.S. government agency	20,639	190	—	186	20,643

Total available for sale	$172,793	$2,796	$40	$748	$174,801

Held to maturity:
Municipal bonds	$11,705	$202	$3	$15	$11,889

The estimated fair value and amortized cost by maturity of the Company’s investment securities as of September 30, 2015 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$8	$2,530	$31,528	$114,619	$148,685
Non-U.S. agency mortgage-backed	—	—	—	6,551	6,551
Municipal bonds	939	7,833	11,599	2,668	23,039
U.S. government agency	—	8,111	—	4,376	12,487

Total available for sale	$947	$18,474	$43,127	$128,214	$190,762

Securities held to maturity:
Municipal bonds	$643	$1,115	$8,856	$3,995	$14,609

Total investment securities	$1,590	$19,589	$51,983	$132,209	$205,371

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$11	$2,457	$31,162	$112,879	$146,509
Non-U.S. agency mortgage-backed	—	—	—	6,541	6,541
Municipal bonds	935	7,643	11,406	2,553	22,537
U.S. government agency	—	7,987	—	4,260	12,247

Total available for sale	$946	$18,087	$42,568	$126,233	$187,834

Securities held to maturity:
Municipal bonds	$636	$1,095	$8,653	$4,025	$14,409

Total investment securities	$1,582	$19,182	$51,221	$130,258	$202,243

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

As of September 30, 2015, 30 of the Company’s debt securities had unrealized losses totaling 1.3% of the individual securities’ amortized cost basis and 0.2% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 14 of the 30 securities had been in a continuous loss position for over 12 months. The 14 securities had an aggregate amortized cost basis of $17.5 million and unrealized loss of $328,000 at September 30, 2015. Management has the intent and ability to hold these debt securities until maturity, or until anticipated recovery; hence, no declines in these 14 securities were deemed to be other-than-temporary.

As of September 30, 2015 and December 31, 2014, the Company had $96,519,000 and $76,491,000, respectively, of securities pledged to secure public deposits. As of December 31, 2014, the Company had $21,211,000 of securities pledged to securities sold under repurchase agreements. The securities pledged for securities sold under repurchase agreements were released in July 2015 once the agreements matured.

5. Earnings Per Share

Earnings per common share were computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014

Numerator:
Net income available to common shareholders	$2,899	$2,877	$8,587	$7,063

Denominator:
Weighted average common shares outstanding	6,743	6,577	6,690	6,534
Effect of dilutive securities:
Restricted stock	5	5	4	32
Stock options	275	369	292	349

Weighted average common shares outstanding – assuming dilution	7,023	6,951	6,986	6,915

Basic earnings per common share	$0.43	$0.44	$1.28	$1.08

Diluted earnings per common share	$0.41	$0.41	$1.23	$1.02

Options on 52,258 and 9,500 shares of common stock were not included in the computation of diluted earnings per share for the three months ended September 30, 2015 and September 30, 2014, respectively, because the effect of these shares was anti-dilutive. Options on 39,177 and 34,833 shares of common stock were not included in the computation of diluted earnings per share for the nine months ended September 30, 2015 and September 30, 2014, respectively, because the effect of these shares was anti-dilutive.

6. Credit Quality and Allowance for Loan Losses

The following briefly describes the distinction between originated and acquired loans and certain significant accounting policies relevant to each category.

Originated Loans

Loans originated for investment are reported at the principal balance outstanding net of unearned income. Interest on loans and accretion of unearned income are computed in a manner that approximates a level yield on recorded principal. Interest on loans is recorded as income is earned. The accrual of interest on an originated loan is discontinued when it is probable the borrower will not be able to meet payment obligations as they become due. The Company maintains an allowance for loan losses on originated loans that represents management’s estimate of probable losses incurred in this portfolio category.

Acquired Loans

Loans that were acquired as a result of our acquisitions of certain assets and liabilities of Statewide Bank (“Statewide”) of Covington, Louisiana, on March 12, 2010, GS Financial Corp. (“GSFC”), the former holding company of Guaranty Savings Bank of Metairie, Louisiana, on July 15, 2011, Britton & Koontz Capital Corporation (“Britton & Koontz”), the former holding company of Britton & Koontz Bank, N.A. (“Britton & Koontz Bank”) of Natchez, Mississippi on February 14, 2014, and Louisiana Bancorp, Inc. (“Louisiana Bancorp”), the former holding company of Bank of New Orleans (“BNO”) of Metairie, Louisiana on September 15, 2015 are referred to as “Acquired Loans.”

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

The allowance for loan losses and recorded investment in loans as of the dates indicated are as follows.

	As of September 30, 2015
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,369	$—	$93	$1,462
Home equity loans and lines	538	—	236	774
Commercial real estate	3,063	86	—	3,149
Construction and land	1,186	—	59	1,245
Multi-family residential	192	—	—	192
Commercial and industrial	1,500	33	—	1,533
Consumer	577	—	—	577

Total allowance for loan losses	$8,425	$119	$388	$8,932

	As of September 30, 2015
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Loans:
One- to four-family first mortgage	$178,206	$78	$213,263	$391,547
Home equity loans and lines	38,348	—	56,154	94,502
Commercial real estate	288,022	185	121,848	410,055
Construction and land	93,906	—	8,875	102,781
Multi-family residential	15,623	—	30,169	45,792
Commercial and industrial	102,127	707	12,339	115,173
Consumer	45,403	—	2,457	47,860

Total loans	$761,635	$970	$445,105	$1,207,710

	As of December 31, 2014
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,136	$—	$174	$1,310
Home equity loans and lines	442	—	111	553
Commercial real estate	2,815	107	—	2,922
Construction and land	968	—	133	1,101
Multi-family residential	192	—	—	192
Commercial and industrial	1,128	33	—	1,161
Consumer	521	—	—	521

Total allowance for loan losses	$7,202	$140	$418	$7,760

	As of December 31, 2014
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Loans:
One- to four-family first mortgage	$164,450	$78	$68,721	$233,249
Home equity loans and lines	34,485	—	21,515	56,000
Commercial real estate	279,493	777	72,593	352,863
Construction and land	77,057	—	12,097	89,154
Multi-family residential	16,507	—	10,868	27,375
Commercial and industrial	88,411	1,128	14,907	104,446
Consumer	43,049	—	2,832	45,881

Total loans	$703,452	$1,983	$203,533	$908,968

(1)	$22.1 million and $31.9 million in acquired loans were accounted for under ASC 310-30 at September 30, 2015 and December 31, 2014, respectively.

A summary of activity in the allowance for loan losses during the nine months ended September 30, 2015 and September 30, 2014 follows.

	For the Nine Months Ended September 30, 2015
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,136	$—	$30	$203	$1,369
Home equity loans and lines	442	(14)	5	105	538
Commercial real estate	2,922	—	1	226	3,149
Construction and land	968	—	—	218	1,186
Multi-family residential	192	—	—	—	192
Commercial and industrial	1,161	(133)	111	394	1,533
Consumer	521	(79)	1	134	577

Total allowance for loan losses	$7,342	$(226)	$148	$1,280	$8,544

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$174	$(42)	$—	$(39)	$93
Home equity loans and lines	111	—	—	125	236
Commercial real estate	—	—	—	—	—
Construction and land	133	(109)	—	35	59
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total allowance for loan losses	$418	$(151)	$—	$121	$388

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,310	$(42)	$30	$164	$1,462
Home equity loans and lines	553	(14)	5	230	774
Commercial real estate	2,922	—	1	226	3,149
Construction and land	1,101	(109)	—	253	1,245
Multi-family residential	192	—	—	—	192
Commercial and industrial	1,161	(133)	111	394	1,533
Consumer	521	(79)	1	134	577

Total allowance for loan losses	$7,760	$(377)	$148	$1,401	$8,932

	For the Nine Months Ended September 30, 2014
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$904	$(99)	$—	$316	$1,121
Home equity loans and lines	366	—	4	67	437
Commercial real estate	2,528	—	—	175	2,703
Construction and land	977	(20)	—	221	1,178
Multi-family residential	90	—	—	55	145
Commercial and industrial	1,332	(1,183)	79	657	885
Consumer	473	(18)	3	56	514

Total allowance for loan losses	$6,670	$(1,320)	$86	$1,547	$6,983

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$184	$(114)	$—	$104	$174
Home equity loans and lines	58	—	—	53	111
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	133	133
Multi-family residential	—	—	—	—	—
Commercial and industrial	6	—	—	11	17
Consumer	—	—	—	—	—

Total allowance for loan losses	$248	$(114)	$—	$301	$435

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,088	$(213)	$—	$420	$1,295
Home equity loans and lines	424	—	4	120	548
Commercial real estate	2,528	—	—	175	2,703
Construction and land	977	(20)	—	354	1,311
Multi-family residential	90	—	—	55	145
Commercial and industrial	1,338	(1,183)	79	668	902
Consumer	473	(18)	3	56	514

Total allowance for loan losses	$6,918	$(1,434)	$86	$1,848	$7,418

Credit quality indicators on the Company’s loan portfolio as of the dates indicated are as follows.

	September 30, 2015
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$176,515	$448	$1,321	$—	$178,284
Home equity loans and lines	37,828	398	122	—	38,348
Commercial real estate	283,037	2,643	2,527	—	288,207
Construction and land	92,799	87	1,020	—	93,906
Multi-family residential	15,623	—	—	—	15,623
Commercial and industrial	100,134	26	2,674	—	102,834
Consumer	44,991	63	349	—	45,403

Total loans	$750,927	$3,665	$8,013	$—	$762,605

Acquired loans:
One- to four-family first mortgage	$207,724	$868	$4,671	$—	$213,263
Home equity loans and lines	55,749	56	349	—	56,154
Commercial real estate	113,423	2,230	6,195	—	121,848
Construction and land	5,043	2,378	1,454	—	8,875
Multi-family residential	29,172	18	979	—	30,169
Commercial and industrial	9,993	1,181	1,165	—	12,339
Consumer	2,317	76	64	—	2,457

Total loans	$423,421	$6,807	$14,877	$—	$445,105

Total:
One- to four-family first mortgage	$384,239	$1,316	$5,992	$—	$391,547
Home equity loans and lines	93,577	454	471	—	94,502
Commercial real estate	396,460	4,873	8,722	—	410,055
Construction and land	97,842	2,465	2,474	—	102,781
Multi-family residential	44,795	18	979	—	45,792
Commercial and industrial	110,127	1,207	3,839	—	115,173
Consumer	47,308	139	413	—	47,860

Total loans	$1,174,348	$10,472	$22,890	$—	$1,207,710

	December 31, 2014
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$161,922	$251	$2,355	$—	$164,528
Home equity loans and lines	33,731	255	499	—	34,485
Commercial real estate	274,878	3,655	1,737	—	280,270
Construction and land	75,888	103	1,066	—	77,057
Multi-family residential	15,642	865	—	—	16,507
Commercial and industrial	88,309	39	1,191	—	89,539
Consumer	42,718	2	329	—	43,049

Total loans	$693,088	$5,170	$7,177	$—	$705,435

Acquired loans:
One- to four-family first mortgage	$62,761	$1,007	$4,953	$—	$68,721
Home equity loans and lines	20,842	57	616	—	21,515
Commercial real estate	61,172	2,071	9,350	—	72,593
Construction and land	6,407	1	5,689	—	12,097
Multi-family residential	8,175	923	1,770	—	10,868
Commercial and industrial	13,699	—	1,208	—	14,907
Consumer	2,741	40	51	—	2,832

Total loans	$175,797	$4,099	$23,637	$—	$203,533

Total:
One- to four-family first mortgage	$224,683	$1,258	$7,308	$—	$233,249
Home equity loans and lines	54,573	312	1,115	—	56,000
Commercial real estate	336,050	5,726	11,087	—	352,863
Construction and land	82,295	104	6,755	—	89,154
Multi-family residential	23,817	1,788	1,770	—	27,375
Commercial and industrial	102,008	39	2,399	—	104,446
Consumer	45,459	42	380	—	45,881

Total loans	$868,885	$9,269	$30,814	$—	$908,968

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

•	Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in the collateral values.

•	Substandard loans have an existing specific and well-defined weakness that may include poor liquidity and deterioration of financial performance. Such loans may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

In addition, residential loans are classified using an inter-agency regulatory methodology that incorporates the extent of delinquencies and loan-to-value ratios. These classifications were the most current available as of the dates indicated and were generally updated within the quarter.

Age analysis of past due loans as of the dates indicated are as follows.

	September 30, 2015
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$2,686	$368	$627	$3,681	$174,603	$178,284
Home equity loans and lines	137	—	121	258	38,090	38,348
Commercial real estate	1,611	—	617	2,228	285,979	288,207
Construction and land	95	—	—	95	93,811	93,906
Multi-family residential	—	—	—	—	15,623	15,623

Total real estate loans	4,529	368	1,365	6,262	608,106	614,368

Other loans:
Commercial and industrial	1,569	17	84	1,670	101,164	102,834
Consumer	717	137	308	1,162	44,241	45,403

Total other loans	2,286	154	392	2,832	145,405	148,237

Total loans	$6,815	$522	$1,757	$9,094	$753,511	$762,605

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,872	$1,409	$3,249	$6,530	$206,733	$213,263
Home equity loans and lines	280	120	122	522	55,632	56,154
Commercial real estate	146	—	2,092	2,238	119,610	121,848
Construction and land	630	8	50	688	8,187	8,875
Multi-family residential	—	18	12	30	30,139	30,169

Total real estate loans	2,928	1,555	5,525	10,008	420,301	430,309

Other loans:
Commercial and industrial	—	—	768	768	11,571	12,339
Consumer	18	17	49	84	2,373	2,457

Total other loans	18	17	817	852	13,944	14,796

Total loans	$2,946	$1,572	$6,342	$10,860	$434,245	$445,105

Total loans:
Real estate loans:
One- to four-family first mortgage	$4,558	$1,777	$3,876	$10,211	$381,336	$391,547
Home equity loans and lines	417	120	243	780	93,722	94,502
Commercial real estate	1,757	—	2,709	4,466	405,589	410,055
Construction and land	725	8	50	783	101,998	102,781
Multi-family residential	—	18	12	30	45,762	45,792

Total real estate loans	7,457	1,923	6,890	16,270	1,028,407	1,044,677

Other loans:
Commercial and industrial	1,569	17	852	2,438	112,735	115,173
Consumer	735	154	357	1,246	46,614	47,860

Total other loans	2,304	171	1,209	3,684	159,349	163,033

Total loans	$9,761	$2,094	$8,099	$19,954	$1,187,756	$1,207,710

	December 31, 2014
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$2,056	$90	$1,058	$3,204	$161,324	$164,528
Home equity loans and lines	434	—	65	499	33,986	34,485
Commercial real estate	1,284	—	829	2,113	278,157	280,270
Construction and land	309	—	—	309	76,748	77,057
Multi-family residential	—	—	—	—	16,507	16,507

Total real estate loans	4,083	90	1,952	6,125	566,722	572,847

Other loans:
Commercial and industrial	271	49	451	771	88,768	89,539
Consumer	924	133	329	1,386	41,663	43,049

Total other loans	1,195	182	780	2,157	130,431	132,588

Total loans	$5,278	$272	$2,732	$8,282	$697,153	$705,435

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$2,323	$1,341	$2,836	$6,500	$62,221	$68,721
Home equity loans and lines	249	97	220	566	20,949	21,515
Commercial real estate	4,551	1	1,840	6,392	66,201	72,593
Construction and land	499	755	702	1,956	10,141	12,097
Multi-family residential	1,052	25	319	1,396	9,472	10,868

Total real estate loans	8,674	2,219	5,917	16,810	168,984	185,794

Other loans:
Commercial and industrial	177	392	336	905	14,002	14,907
Consumer	47	33	41	121	2,711	2,832

Total other loans	224	425	377	1,026	16,713	17,739

Total loans	$8,898	$2,644	$6,294	$17,836	$185,697	$203,533

Total loans:
Real estate loans:
One- to four-family first mortgage	$4,379	$1,431	$3,894	$9,704	$223,545	$233,249
Home equity loans and lines	683	97	285	1,065	54,935	56,000
Commercial real estate	5,835	1	2,669	8,505	344,358	352,863
Construction and land	808	755	702	2,265	86,889	89,154
Multi-family residential	1,052	25	319	1,396	25,979	27,375

Total real estate loans	12,757	2,309	7,869	22,935	735,706	758,641

Other loans:
Commercial and industrial	448	441	787	1,676	102,770	104,446
Consumer	971	166	370	1,507	44,374	45,881

Total other loans	1,419	607	1,157	3,183	147,144	150,327

Total loans	$14,176	$2,916	$9,026	$26,118	$882,850	$908,968

Excluding Acquired Loans with deteriorated credit quality, as of September 30, 2015 and December 31, 2014, the Company did not have any loans greater than 90 days past due and accruing.

The following is a summary of information pertaining to Originated Loans which were deemed to be impaired loans as of the dates indicated.

	As of Period Ended September 30, 2015
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$78	$78	$—	$78	$4
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	393	—
Consumer	—	—	—	—	—

Total	$78	$78	$—	$471	$4

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	185	185	86	695	8
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	707	707	33	732	29
Consumer	—	—	—	—	—

Total	$892	$892	$119	$1,427	$37

Total impaired Originated Loans:
One- to four-family first mortgage	$78	$78	$—	$78	$4
Home equity loans and lines	—	—	—	—	—
Commercial real estate	185	185	86	695	8
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	707	707	33	1,125	29
Consumer	—	—	—	—	—

Total	$970	$970	$119	$1,898	$41

	As of Period Ended December 31, 2014
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$78	$78	$—	$214	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	64	—
Construction and land	—	—	—	15	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	398	398	—	494	4
Consumer	—	—	—	—	—

Total	$476	$476	$—	$787	$4

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	777	777	107	239	10
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	730	730	33	923	40
Consumer	—	—	—	—	—

Total	$1,507	$1,507	$140	$1,162	$50

Total impaired Originated Loans:
One- to four-family first mortgage	$78	$78	$—	$214	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	777	777	107	303	10
Construction and land	—	—	—	15	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,128	1,128	33	1,417	44
Consumer	—	—	—	—	—

Total	$1,983	$1,983	$140	$1,949	$54

A summary of information pertaining to nonaccrual loans as of dates indicated is as follows.

	September 30, 2015			December 31, 2014
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans:
One- to four-family first mortgage	$666	$3,745	$4,411	$1,429	$5,072	$6,501
Home equity loans and lines	122	325	447	65	482	547
Commercial real estate	1,701	3,387	5,088	829	5,498	6,327
Construction and land	—	130	130	—	5,356	5,356
Multi-family residential	—	782	782	—	1,770	1,770
Commercial and industrial	2,674	1,001	3,675	1,191	1,168	2,359
Consumer	349	125	474	329	92	421

Total	$5,512	$9,495	$15,007	$3,843	$19,438	$23,281

(1)	Nonaccrual acquired loans accounted for under ASC 310-30 totaled $5.9 million and $15.1 million as of September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015, the Company had no outstanding commitments to lend additional funds to any customer whose loan was classified as impaired.

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

Information about the Company’s TDRs is presented in the following tables.

	As of September 30, 2015
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$283	$—	$39	$322
Home equity loans and lines	398	—	3	401
Commercial real estate	109	—	1,083	1,192
Construction and land	—	87	—	87
Multi-family residential	—	—	—	—

Total real estate loans	790	87	1,125	2,002

Other loans:
Commercial and industrial	—	—	2,590	2,590
Consumer	—	—	41	41

Total other loans	—	—	2,631	2,631

Total loans	$790	$87	$3,756	$4,633

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$498	$—	$18	$516
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	1,214	1,214
Construction and land	—	—	61	61
Multi-family residential	—	—	—	—

Total real estate loans	498	—	1,293	1,791

Other loans:
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—

Total other loans	—	—	—	—

Total loans	$498	$—	$1,293	$1,791

Total loans:
Real estate loans:
One- to four-family first mortgage	$781	$—	$57	$838
Home equity loans and lines	398	—	3	401
Commercial real estate	109	—	2,297	2,406
Construction and land	—	87	61	148
Multi-family residential	—	—	—	—

Total real estate loans	1,288	87	2,418	3,793

Other loans:
Commercial and industrial	—	—	2,590	2,590
Consumer	—	—	41	41

Total other loans	—	—	2,631	2631

Total loans	$1,288	$87	$5,049	$6,424

	As of December 31, 2014
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$291	$291
Home equity loans and lines	—	—	—	—
Commercial real estate	111	—	—	111
Construction and land	103	—	—	103
Multi-family residential	—	—	—	—

Total real estate loans	214	—	291	505

Other loans:
Commercial and industrial	—	—	730	730
Consumer	—	—	—	—

Total other loans	—	—	730	730

Total loans	$214	$—	$1,021	$1,235

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$432	$77	$49	$558
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	967	967
Construction and land	—	—	117	117
Multi-family residential	—	—	—	—

Total real estate loans	432	77	1,133	1,642

Other loans:
Commercial and industrial	—	—	—	—
Consumer	2	—	2	4

Total other loans	2	—	2	4

Total loans	$434	$77	$1,135	$1,646

Total loans:
Real estate loans:
One- to four-family first mortgage	$432	$77	$340	$849
Home equity loans and lines	—	—	—	—
Commercial real estate	111	—	967	1,078
Construction and land	103	—	117	220
Multi-family residential	—	—	—	—

Total real estate loans	646	77	1,424	2,147

Other loans:
Commercial and industrial	—	—	730	730
Consumer	2	—	2	4

Total other loans	2	—	732	734

Total loans	$648	$77	$2,156	$2,881

None of the above referenced TDRs defaulted subsequent to the restructuring through the date the financial statements were issued. The Company restructured, as a TDR, loans totaling $3.3 million during the third quarter of 2015. $3.2 million of the loans were related to one energy industry relationship.

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of September 30, 2015, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets and liabilities measured for fair value on a recurring basis as of September 30, 2015 and December 31, 2014.

		Fair Value Measurements Using
(dollars in thousands)	September 30, 2015	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$148,685	$—	$148,685	$—
Non-U.S. agency mortgage-backed	6,551	—	6,551	—
Municipal bonds	23,039	—	23,039	—
U.S. government agency	12,487	—	12,487	—

Total	$190,762	$—	$190,762	$—

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2014	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$121,498	$—	$121,498	$—
Non-U.S. agency mortgage-backed	7,764	—	7,764	—
Municipal bonds	24,896	—	24,896	—
U.S. government agency	20,643	—	20,643	—

Total	$174,801	$—	$174,801	$—

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

Acquired loans and the FDIC loss sharing receivable are measured on a nonrecurring basis using significant unobservable inputs (Level 3).

The Company has segregated all financial assets that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

		Fair Value Measurements Using
(dollars in thousands)	September 30, 2015	Level 1	Level 2	Level 3

Assets
Acquired loans with deteriorated credit quality	$21,929	$—	$—	$21,929
Impaired loans, excluding acquired loans	851	—	—	851
Repossessed assets	5,817	—	—	5,817

Total	$28,597	$—	$—	$28,597

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2014	Level 1	Level 2	Level 3

Assets
Acquired loans with deteriorated credit quality	$31,908	$—	$—	$31,908
Impaired loans, excluding acquired loans	1,843	—	—	1,843
Repossessed assets	5,214	—	—	5,214

Total	$38,965	$—	$—	$38,965

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

The carrying value of the securities sold under repurchase agreement is its fair value.

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at September 30, 2015
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3

Financial Assets
Cash and cash equivalents	$23,539	$23,539	$23,539	$—	$—
Interest-bearing deposits in banks	5,762	5,762	5,762	—	—
Investment securities available for sale	190,762	190,762	—	190,762	—
Investment securities held to maturity	14,409	14,609	—	14,609	—
Mortgage loans held for sale	7,170	7,170	—	7,170	—
Loans, net	1,198,778	1,208,156	—	—	1,208,156
Cash surrender value of BOLI	19,544	19,544	19,544	—	—

Financial Liabilities
Deposits	$1,221,688	$1,222,429	$—	$1,075,885	$146,544
Short-term FHLB advances	77,009	77,009	77,009	—	—
Long-term FHLB advances	76,435	76,669	—	27,724	48,945

		Fair Value Measurements at December 31, 2014
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3

Financial Assets
Cash and cash equivalents	$29,078	$29,078	$29,078	$—	$—
Interest-bearing deposits in banks	5,526	5,526	5,526	—	—
Investment securities available for sale	174,801	174,801	—	174,801	—
Investment securities held to maturity	11,705	11,889	—	11,889	—
Mortgage loans held for sale	4,517	4,517	—	4,517	—
Loans, net	901,208	908,346	—	—	908,346
Cash surrender value of BOLI	19,163	19,163	19,163	—	—

Financial Liabilities
Deposits	$993,573	$993,994	$—	$924,816	$69,178
Short-term FHLB advances	31,000	31,000	31,000	—	—
Long-term FHLB advances	16,500	16,987	—	16,987	—
Securities sold under repurchase agreement	20,371	20,371	—	—	20,371

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Home Bank, N. A. (the “Bank”), from December 31, 2014 through September 30, 2015 and on its results of operations for the three and nine months ended September 30, 2015 and September 30, 2014. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

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

EXECUTIVE OVERVIEW

The Company’s financial condition and income as of September 30, 2015 were impacted by the acquisition of Louisiana Bancorp, Inc. (“Louisiana Bancorp”), the holding company for Bank of New Orleans (“BNO”) of Metairie, Louisiana, on September 15, 2015. As a result of the acquisition, the Company acquired assets of $350.6 million, which included loans of $280.4 million, and $291.2 million in deposits and other liabilities. Shareholders of Louisiana Bancorp received $24.25 per share in cash, resulting in an aggregate transaction consideration of $70.0 million. The Company incurred $593,000 in pre-tax merger-related expenses during the third quarter of 2015. See Note 3 to the Unaudited Consolidated Financial Statements for additional information concerning the acquisition.

During the third quarter of 2015, the Company earned $2.9 million, an increase of $23,000, or 0.8%, compared to the third quarter of 2014. Diluted earnings per share for the third quarter of 2015 were $0.41, unchanged compared to the third quarter of 2014. The three and nine months ended September 30, 2015 included $527,000 and $759,000, respectively, net of taxes related to the acquisition of Louisiana Bancorp. The nine months ended September 30, 2014 included $1.5 million of net of taxes related to the acquisition of Britton & Koontz Capital Corporation (“Britton & Koontz”) in February 2014. Excluding merger-related expenses, net income for the third quarter of 2015 increased 18.9% compared to the third quarter of 2014 (see the “Non-GAAP Reconciliation” on page 29). Excluding merger-related expenses, diluted earnings per share for the third quarter of 2015 increased 19.5% compared to the third quarter of 2014.

During the nine months ended September 30, 2015, the Company earned $8.6 million, an increase of $1.5 million, or 21.6%, compared to the nine months ended September 30, 2014. Diluted earnings per share for the nine months ended September 30, 2015 were $1.23, an increase of $0.21, or 20.6%, compared to the nine months ended September 30, 2014. Excluding merger-related expenses, net income for the nine months ended September 30, 2015 increased 9.1% compared to the nine months ended September 30, 2014. Excluding merger-related expenses, diluted earnings per share for the nine months ended September 30, 2015 increased 8.1% compared to the nine months ended September 30, 2014.

Key components of the Company’s performance during the three and nine months ended September 30, 2015 include:

•	Assets totaled $1.6 billion as of September 30, 2015, up $336.5 million, or 27.5%, from December 31, 2014. The increase was primarily the result of the acquisition of Louisiana Bancorp, which had assets of $350.6 million, on a fair value basis, as of the date of acquisition.

•	Investment securities totaled $205.2 million as of September 30, 2015, an increase of $18.7 million, or 10.0%, from December 31, 2014. The increase was driven by $36.4 million in securities acquired from Louisiana Bancorp as of the date of acquisition.

•	Loans as of September 30, 2015 were $1.2 billion, an increase of $298.7 million, or 32.9%, from December 31, 2014. The increase in loans was primarily driven by $280.4 million in loans acquired from Louisiana Bancorp as of the date of acquisition.

•	Deposits as of September 30, 2015 were $1.2 billion, an increase of $228.1 million, or 23.0%, from December 31, 2014. The acquisition of Louisiana Bancorp added $208.7 million in deposits at acquisition date. Core deposits (i.e., checking, savings, and money market accounts) totaled $926.4 million as of September 30, 2015, an increase of $153.6 million, or 19.9%, from December 31, 2014. The increase in core deposits was primarily driven by $118.1 million in core deposits acquired from Louisiana Bancorp at acquisition date.

•	Interest income increased $357,000, or 2.5%, in the third quarter of 2015, compared to the third quarter of 2014. For the nine months ended September 30, 2015, interest income increased $744,000, or 1.8%, compared to the nine months ended September 30, 2014. Interest income has remained relatively stable primarily because the increase in average loan volume has offset the decrease in the average yield earned on loans.

•	Interest expense increased $39,000, or 4.5%, from the third quarter of 2015 compared to the third quarter of 2014. For the nine months ended September 30, 2015, interest expense increased $81,000, or 3.3%, compared to the nine months ended September 30, 2014. The average cost of interest-bearing liabilities changed slightly while the mix in volume of interest bearing liabilities shifted for the quarter and nine months ended September 30, 2015 compared to the prior comparable period.

•	The provision for loan losses totaled $569,000 for the third quarter of 2015, a decrease of $323,000, or 36.2%, compared to the third quarter of 2014. For the nine months ended September 30, 2015, the provision for loan losses decreased $447,000, or 24.2%, compared to the nine months ended September 30, 2014. At September 30, 2015, the Company’s ratio of allowance for loan losses to total loans was 0.74%, compared to 0.82% at September 30, 2014. Excluding acquired loans, the ratio of the allowance for loan losses to total loans was 1.12% at September 30, 2015, compared to 1.01% at September 30, 2014, respectively. Net loan charge-offs for the first nine months of 2015 were $229,000 compared to net charge-offs of $1.3 million during the first nine months of 2014.

•	Noninterest income for the third quarter of 2015 increased $37,000, or 1.7%, compared to the third quarter of 2014, due primarily to increased gains on the sale of loans, which was partially offset by decreases in other income. For the nine months ended September 30, 2015, noninterest income increased $246,000, or 4.1%, compared to the nine months ended September 30, 2014. The increase resulted primarily from increases in bank card fees and gains on the sale of loans, which were partially offset by decreases in other income.

•	Noninterest expense for the third quarter of 2015 increased $554,000, or 5.6%, compared to the third quarter of 2014. Noninterest expense for the nine months ended September 30, 2015 decreased 3.6% compared to the nine months ended September 30, 2014. Noninterest expense includes merger-related expenses related to the acquisition of Louisiana Bancorp of $593,000 and $848,000 for the three and nine months ended September, 30, 2015, respectively, and $2.3 million for the nine months ended September 30, 2014 due to the Britton & Koontz acquisition. Excluding merger-related expenses, noninterest expense decreased $35,000, or 0.4%, for the third quarter of 2015 compared to the third quarter of 2014. Excluding merger-related expenses, noninterest expense increased $316,000, or 1.1%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

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

Non-GAAP Reconciliation

	For the Three Months Ended		For the Nine Months Ended
(dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Reported noninterest expense	$10,522	$9,968	$30,470	$31,595
Less: Merger-related expenses	593	4	848	2,290

Non-GAAP noninterest expense	$9,929	$9,964	$29,622	$29,305

Reported net income	$2,899	$2,877	$8,587	$7,063
Add: Merger-related expenses (after tax)	527	4	759	1,505

Non-GAAP net income	$3,426	$2,881	$9,346	$8,567

Diluted EPS	$0.41	$0.41	$1.23	$1.02
Add: Merger-related expenses	0.08	—	0.11	0.22

Non-GAAP diluted EPS	$0.49	$0.41	$1.34	$1.24

Total shareholders’ equity	$162,286	$151,118	$162,286	$151,118
Less: Intangible assets	15,911	4,672	15,911	4,672

Non-GAAP tangible book value	$146,375	$146,446	$146,375	$146,446

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – Loans outstanding as of September 30, 2015 were $1.2 billion, an increase of $298.7 million, or 32.9%, from December 31, 2014. Growth in the loan portfolio was primarily driven by the acquisition of Louisiana Bancorp, which added $280.4 million in loans at acquisition date. During the first nine months of 2015, organic loan growth was related primarily to construction and land loans (up $12.2 million) and commercial and industrial loans (up $10.5 million).

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

	September 30,	December 31,	Increase/(Decrease)
(dollars in thousands)	2015	2014	Amount	Percent
Real estate loans:
One- to four-family first mortgage	$391,547	$233,249	$158,298	67.9%
Home equity loans and lines	94,502	56,000	38,502	68.8
Commercial real estate	410,055	352,863	57,192	16.2
Construction and land	102,781	89,154	13,627	15.3
Multi-family residential	45,792	27,375	18,417	67.3

Total real estate loans	1,044,677	758,641	286,036	37.7

Other loans:
Commercial and industrial	115,173	104,446	10,727	10.3
Consumer	47,860	45,881	1,979	4.3

Total other loans	163,033	150,327	12,706	8.5

Total loans	$1,207,710	$908,968	$298,742	32.9%

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger (i.e., loans with balances of $100,000 or greater) commercial real estate loans, multi-family residential loans, construction and land loans and commercial and industrial loans are individually evaluated for impairment. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer. The Company typically orders an “as is” valuation for collateral property if the loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of September 30, 2015 and

December 31, 2014, loans individually evaluated for impairment, excluding acquired loans, amounted to $970,000 and $2.0 million, respectively. As of September 30, 2015 and December 31, 2014, substandard loans, excluding acquired loans, amounted to $8.0 million and $7.2 million, respectively. The amount of the allowance for loan losses allocated to impaired or substandard loans originated by Home Bank totaled $119,000 as of September 30, 2015 and $140,000 as of December 31, 2014. There were no assets classified as doubtful or loss as of September 30, 2015 or December 31, 2014.

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

	September 30, 2015			December 31, 2014
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$666	$3,745	$4,411	$1,429	$5,072	$6,501
Home equity loans and lines	122	325	447	65	482	547
Commercial real estate	1,701	3,387	5,088	829	5,498	6,327
Construction and land	—	130	130	—	5,356	5,356
Multi-family residential	—	782	782	—	1,770	1,770
Other loans:
Commercial and industrial	2,674	1,001	3,675	1,191	1,168	2,359
Consumer	349	125	474	329	92	421

Total nonaccrual loans	5,512	9,495	15,007	3,843	19,438	23,281
Accruing loans 90 days or more past due	—	—	—	—	—	—

Total nonperforming loans	5,512	9,495	15,007	3,843	19,438	23,281
Foreclosed assets	1,723	4,094	5,817	1,835	3,380	5,215

Total nonperforming assets	7,235	13,589	20,824	5,678	22,818	28,496
Performing troubled debt restructurings	876	498	1,374	214	510	724

Total nonperforming assets and troubled debt restructurings	$8,111	$14,087	$22,198	$5,892	$23,328	$29,220

Nonperforming loans to total loans			1.24%			2.56%
Nonperforming loans to total assets			0.96%			1.91%
Nonperforming assets to total assets			1.34%			2.33%

(1)	Includes $5.9 million and $15.1 million in acquired loans accounted for under ASC 310-30 at September 30, 2015 and December 31, 2014, respectively. Excluding acquired loans and assets, ratios for nonperforming loans to total loans, nonperforming loans to total assets and nonperforming assets to total assets were 0.72%, 0.49% and 0.65%, respectively, at September 30, 2015.

Net loan charge-offs for the third quarter of 2015 were $103,000, compared to net charge-offs of $1.2 million for the third quarter of 2014. Net loan charge-offs for the nine months ended September 30, 2015 were $229,000 compared to $1.3 million for the nine months ended September 30, 2014.

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

Acquired loans were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. Under current accounting principles, additional losses after the acquisition date are reflected as a provision to the allowance for loan losses. As September 30, 2015 and December 31, 2014, $128,000 and $124,000, respectively of our allowance for loan losses was allocated to acquired loans with deteriorated credit quality.

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

The following table presents the activity in the allowance for loan losses during the first nine months of 2015.

(dollars in thousands)	Originated	Acquired	Total

Balance, December 31, 2014	$7,342	$418	$7,760
Provision charged to operations	1,280	121	1,401
Loans charged off	(226)	(151)	(377)
Recoveries on charged off loans	148	—	148

Balance, September 30, 2015	$8,544	$388	$8,932

At September 30, 2015, the Company’s ratio of allowance for loan losses to total loans was 0.74%, compared to 0.85% and 0.82% at December 31, 2014 and September 30, 2014, respectively. Excluding acquired loans, the ratio of allowance for loan losses to total loans was 1.12% at September 30, 2015, compared to 1.04% and 1.01% at December 31, 2014 and September 30, 2014, respectively.

Investment Securities

The Company’s investment securities portfolio totaled $205.2 million as of September 30, 2015, an increase of $18.7 million, or 10.0%, from December 31, 2014. The increase resulted primarily from securities acquired from Louisiana Bancorp. The Company acquired $36.4 million at the acquisition date, and subsequently sold $8.1 million of the acquired investments during the third quarter. As of September 30, 2015, the Company had a net unrealized gain on its available for sale investment securities portfolio of $2.9 million, compared to $2.0 million as of December 31, 2014. The investment securities portfolio had a modified duration of 3.5 and 3.8 years at September 30, 2015 and December 31, 2014, respectively.

The following table summarizes activity in the Company’s investment securities portfolio during the first nine months of 2015.

(dollars in thousands)	Available for Sale	Held to Maturity

Balance, December 31, 2014	$174,801	$11,705
Purchases	18,713	2,928
Sales	(16,691)	—
Principal payments and calls	(22,433)	—
Accretion of discounts and amortization of premiums, net	(922)	(224)
Acquired from Louisiana Bancorp, at fair value	36,372	—
Increase in market value	922	—

Balance, September 30, 2015	$190,762	$14,409

Funding Sources

Deposits – Deposits totaled $1.2 billion as of September 30, 2015, an increase of $228.1 million, or 23.0%, compared to December 31, 2014. The acquisition of Louisiana Bancorp added $208.7 million in deposits. Core deposits totaled $926.4 million as of September 30, 2015, an increase of $153.6 million, or 19.9%, compared to December 31, 2014. Core deposits acquired from Louisiana Bancorp totaled $118.1 million at the acquisition date.

The following table sets forth the composition of the Company’s deposits at the dates indicated.

	September 30,	December 31,	Increase (Decrease)
(dollars in thousands)	2015	2014	Amount	Percent

Demand deposit	$279,573	$267,660	$11,913	4.5%
Savings	109,100	81,145	27,955	34.5
Money market	286,464	219,456	67,008	30.5
NOW	251,221	204,536	46,685	22.8
Certificates of deposit	295,329	220,775	74,554	33.8

Total deposits	$1,221,687	$993,572	$228,115	23.0%

Federal Home Loan Bank Advances – Short-term FHLB advances increased $46.0 million, or 148.4% from $31.0 million as of December 31, 2014 to $77.0 million as of September 30, 2015. Long-term FHLB advances totaled $76.4 million as of September 30, 2015, an increase of $59.9 million, or 363.2% compared December 31, 2014. The increase in FHLB advances was primarily due to two factors: 1) the Company utilized FHLB advances in part to fund the acquisition of Louisiana Bancorp and 2) Louisiana Bancorp had $76.0 million in advances at acquisition date.

Shareholders’ Equity – Shareholders’ equity increased $8.1 million, or 5.3%, from $154.1 million as of December 31, 2014 to $162.3 million as of September 30, 2015.

As of September 30, 2015, the Company had regulatory capital that was well in excess of regulatory requirements. The following table details the Company’s actual levels and current regulatory capital requirements as of September 30, 2015.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 risk-based capital	$145,497	12.73%	$45,709	4.00%	$68,563	6.00%
Common equity tier 1 capital	145,497	12.73	51,423	4.50	74,277	6.50
Total risk-based capital	154,429	13.51	91,418	8.00	114,272	10.00
Tier 1 leverage capital	145,497	11.47	45,709	4.00	57,136	5.00
Tangible capital	145,497	11.47	17,141	1.50	N/A	N/A

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity Management

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring adequate cash flow exists to meet the Company’s needs, including operating, strategic and capital. The Company develops its liquidity management strategies as part of its overall asset/liability management process. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity. As of September 30, 2015, cash and cash equivalents totaled $23.5 million. At such date, investment securities available for sale totaled $205.2 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. As of September 30, 2015, certificates of deposit maturing within the next 12 months totaled $183.9 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended September 30, 2015, the average balance of outstanding FHLB advances was $52.1 million. As of September 30, 2015, the Company had $153.4 million in total outstanding FHLB advances and had $336.3 million in additional FHLB advances available.

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

Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of September 30, 2015.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	(2.8)%
+200	(1.6)
+100	(0.7)

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of September 30, 2015 and December 31, 2014.

	Contract Amount
	September 30,	December 31,
(dollars in thousands)	2015	2014

Standby letters of credit	$4,413	$5,405
Available portion of lines of credit	129,458	107,242
Undisbursed portion of loans in process	60,976	54,200
Commitments to originate loans	113,131	96,506

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

RESULTS OF OPERATIONS

During the third quarter of 2015, the Company earned $2.9 million, an increase of $23,000, or 0.8%, compared to the third quarter of 2014. The third quarter of 2015 includes $593,000 of pre-tax merger-related expenses related to the acquisition of Louisiana Bancorp. Excluding merger-related expenses, net income for the third quarter of 2015 increased 18.9% compared to the third quarter of 2014. Diluted earnings per share for the third quarter of 2015 matched the third quarter of 2014. Excluding merger-related expenses, diluted earnings per share for the third quarter of 2015 increased 19.5% compared to the third quarter of 2014.

During the nine months ended September 30, 2015, the Company earned $8.6 million, an increase of $1.5 million, or 21.6%, compared to the nine months ended September 30, 2014. The first nine months of 2015 includes $848,000 of pre-tax merger-related expenses related to the acquisition of Louisiana Bancorp. The first nine months of 2014 includes $2.3 million of pre-tax merger related expenses related to the acquisition of Britton & Koontz. Excluding merger-related expenses, net income for the nine months ended September 30, 2015 increased 9.1% compared to the nine months ended September 30, 2014. Diluted earnings per share for the nine months ended September 30, 2015 were $1.23, an increase of $0.21, or 20.6%, compared to the nine months ended September 30, 2014. Excluding merger-related expenses, diluted earnings per share for the nine months ended September 30, 2015 increased 8.1% compared to the nine months ended September 30, 2014.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 4.43% and 4.53% for the three months ended September 30, 2015 and September 30, 2014, respectively, and 4.39% and 4.56% for the nine months ended September 30, 2015 and September 30, 2014, respectively. The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.55% and 4.63% for the three months ended September 30, 2015 and September 30, 2014, respectively, and 4.51% and 4.66% for the nine months ended September 30, 2015 and September 30, 2014, respectively. The decrease in the net interest spread and net interest margin in the 2015 periods related primarily to a decrease in the average yield on loans.

Net interest income totaled $13.5 million for the three months ended September 30, 2015, an increase of $318,000, or 2.4%, compared to the three months ended September 30, 2014. For the nine months ended September 30, 2015, net interest income totaled $38.8 million, an increase of $663,000, or 1.7%, compared to the nine months ended September 30, 2014.

Interest income increased $357,000, or 2.5%, in the third quarter of 2015, compared to the third quarter of 2014. For the nine months ended September 30, 2015, interest income increased $744,000, or 1.8%, compared to the nine months ended September 30, 2014. Increases in the average balance of loans were partially offset by decreases of 24 basis points and 30 basis points, respectively, in the average yield on loans during the quarter and nine months ended September 30, 2015 from the prior comparable period.

Interest expense increased $39,000, or 4.5%, from the third quarter of 2015 compared to the third quarter of 2014. For the nine months ended September 30, 2015, interest expense increased $81,000, or 3.3%, compared to the nine months ended September 30, 2014. The increases primarily were the result of higher levels of interest-bearing liabilities.

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

	Three Months Ended September 30,
	2015			2014
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate(1)
Interest-earning assets:
Loans receivable(1)	$969,272	$13,435	5.46%	$904,216	$13,090	5.70%
Investment securities (TE)	192,023	939	2.16	187,201	936	2.20
Other interest-earning assets	18,651	51	1.08	40,094	42	0.41

Total interest-earning assets (TE)	1,179,946	14,425	4.85	1,131,511	14,068	4.93

Noninterest-earning assets	105,356			110,859

Total assets	$1,285,302			$1,242,370

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$575,185	$322	0.22%	$505,458	$297	0.23%
Certificates of deposit	224,205	408	0.72	228,446	421	0.73

Total interest-bearing deposits	799,390	730	0.36	733,904	718	0.39
Securities sold under repurchase agreement	4,094	2	0.20	20,643	19	0.36
FHLB advances	52,097	162	1.24	92,324	119	0.51

Total interest-bearing liabilities	855,581	894	0.42	846,871	856	0.40

Noninterest-bearing liabilities	268,688			245,412

Total liabilities	1,124,269			1,092,283
Shareholders’ equity	161,033			150,087

Total liabilities and shareholders’ equity	$1,285,302			$1,242,370

Net interest-earning assets	$324,365			$284,640

Net interest spread (TE)		$13,531	4.43%		$13,212	4.53%

Net interest margin (TE)			4.55%			4.63%

	Nine Months Ended September 30,
	2015			2014
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate(1)
Interest-earning assets:
Loans receivable(1)	$934,752	$38,417	5.44%	$865,283	$37,497	5.74%
Investment securities (TE)	188,012	2,751	2.16	189,650	2,958	2.29
Other interest-earning assets	24,861	150	0.81	37,362	119	0.43

Total interest-earning assets (TE)	1,147,625	41,318	4.80	1,092,295	40,574	4.96

Noninterest-earning assets	105,960			110,048

Total assets	$1,253,585			$1,202,343

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$556,545	$930	0.22%	$474,187	$817	0.23%
Certificates of deposit	218,767	1,186	0.72	229,593	1,228	0.72

Total interest-bearing deposits	775,312	2,116	0.36	703,780	2,045	0.39
Securities sold under repurchase agreement	14,839	39	0.35	18,498	54	0.39
FHLB advances	35,554	375	1.41	99,373	350	0.47

Total interest-bearing liabilities	825,705	2,530	0.41	821,651	2,449	0.40

Noninterest-bearing liabilities	269,295			234,618

Total liabilities	1,095,000			1,056,269
Shareholders’ equity	158,585			146,074

Total liabilities and shareholders’ equity	$1,253,585			$1,202,343

Net interest-earning assets	$321,920			$270,644

Net interest spread (TE)		$38,788	4.39%		$38,125	4.56%

Net interest margin (TE)			4.51%			4.66%

(1)	Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process. Acquired loans were recorded at fair value upon acquisition and accrete interest income over the remaining lives of the respective loans.

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

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2015 Compared to 2014			2015 Compared to 2014
	Change Attributable To			Change Attributable To
			Total			Total
			Increase			Increase
(dollars in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest income:
Loans receivable	$(354)	$699	$345	$(763)	$1,683	$920
Investment securities (TE)	(18)	21	3	(158)	(49)	(207)
Other interest-earning assets	48	(39)	9	64	(33)	31

Total interest income	(324)	681	357	(857)	1,601	744

Interest expense:
Savings, checking and money market accounts	(12)	37	25	(6)	119	113
Certificates of deposit	(6)	(7)	(13)	(2)	(40)	(42)
Securities sold under repurchase agreement	(5)	(12)	(17)	(6)	(9)	(15)
FHLB advances	(25)	68	43	(58)	83	25

Total interest expense	(48)	86	38	(72)	153	81

Increase (decrease) in net interest income	$(276)	$595	$319	$(785)	$1,448	$663

Provision for Loan Losses – For the quarter ended September 30, 2015, the Company recorded a provision for loan losses of $569,000, or 36.2% lower than the $892,000 recorded for the same period in 2014. For the nine months ended September 30, 2015, the provision for loan losses totaled $1.4 million, a decrease of $447,000, or 24.2%, compared to the nine months ended September 30, 2014. Net loan charge-offs amounted to $103,000 and $229,000, respectively, during the quarter and nine-months ended September 30, 2015.

As of September 30, 2015, the Company’s ratio of allowance for loan losses to total loans was 0.74%, compared to 0.85% and 0.82% at December 31, 2014 and September 30, 2014, respectively. Excluding acquired loans, the ratio of allowance for loan losses to total loans was 1.12% at September 30, 2015, compared to 1.04% and 1.01% at December 31, 2014 and September 30, 2014, respectively. The ratio of non-performing loans to total assets was 0.96% at September 30, 2015, compared to 1.91% at December 31, 2014.

Noninterest Income – Noninterest income was $2.2 million for the three months ended September 30, 2015, $37,000, or 1.7%, higher than the $2.2 million earned for the same period in 2014. Noninterest income was $6.3 million for the nine months ended September 30, 2015, $246,000, or 4.1%, higher than the $6.1 million earned for the same period of 2014.

The increase in noninterest income in the third quarter of 2015 compared to the third quarter of 2014 resulted primarily from increases in gains on the sale of mortgage loans (up $170,000), bank card fees (up $44,000) and service fees and charges (up $20,000), which were partially offset by decreases in other income (down $207,000 due primarily to a net loss incurred on the sale of a fixed asset).

The increase in noninterest income for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 resulted primarily from increases in bank card fees (up $222,000), gains on the sale of mortgage loans (up $210,000) and service fees and charges (up $93,000), which were partially offset by decreases in other income (down $319,000) due primarily to a net loss incurred on the sale of a fixed asset).

Noninterest Expense – Noninterest expense was $10.5 million for the three months ended September 30, 2015, $554,000, or 5.6%, higher than the $10.0 million recorded for the same period in 2014. Noninterest expense was $30.5 million for the nine months ended September 30, 2015, $1.1 million, or 3.6% lower than the $31.6 million for the same period of 2014. Noninterest expense includes merger-related expenses due to the acquisition of Louisiana Bancorp of $593,000 and $848,000 for the three and nine months ended September, 30, 2015, respectively, and $2.3 million for the nine months ended September 30, 2014 due to the Britton & Koontz acquisition. Excluding merger-related expenses, noninterest expense decreased $35,000, or 0.4%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Excluding merger-related expenses, noninterest expense increased $316,000, or 1.1%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Income Taxes – For the quarters ended September 30, 2015 and September 30, 2014, the Company incurred income tax expense of $1.7 million and $1.6 million, respectively. The Company’s effective tax rate was 37.5% and 36.3% during the third quarters of 2015 and 2014, respectively. For the nine months ended September 30, 2015 and September 30, 2014, the Company incurred income tax expense of $4.6 million and $3.7 million, respectively. The Company’s effective tax rate amounted to 35.1% and 34.3% during the nine months ended September 30, 2015 and September 30, 2014, respectively. Differences between the effective tax rate and the statutory tax rate primarily relate to variances in items that are non-taxable or non-deductible (e.g., state tax, tax-exempt income, merger-related expenses, etc.).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/ Liability Management and Market Risk”. Additional information at September 30, 2015 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
July 1 - July 30, 2015	474	$24.46	474	37,922
August 1 – August 31, 2015	10,700	24.77	10,700	27,222
September 1 – September 30, 2015	124	24.80	124	27,098

Total	11,298	$24.76	11,298	27,098

(1)	On June 7, 2013, the Company announced the commencement of a new stock repurchase program. Under the plan, the Company can repurchase up to 370,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions.

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

HOME BANCORP, INC.

November 9, 2015	By:	/s/ John W. Bordelon
John W. Bordelon
President, Chief Executive Officer and Director

November 9, 2015	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer