Form 10-K
period 2015-12-31
HOME BANCORP, INC.
filed 2016-03-14
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the 5,661,776 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $25.24 for the common stock on June 30, 2015, as reported by the Nasdaq Stock Market, was approximately $142.9 million. Shares of common stock held by the registrant’s executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of March 4, 2016: 7,256,521

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the definitive Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

HOME BANCORP, INC.

2015 ANNUAL REPORT ON FORM 10-K

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

General. Home Bancorp, Inc. (the “Company”) is a Louisiana corporation and the holding company for Home Bank, N.A. (the “Bank”). The Bank, which is headquartered in Lafayette, Louisiana, and is a wholly owned subsidiary of the Company, currently conducts business through 30 banking offices in the Greater Lafayette, Baton Rouge, Greater New Orleans and Northshore (of Lake Pontchartrain) regions of south Louisiana and the Natchez and Vicksburg regions of west Mississippi.

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

The Bank is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. Our principal sources of funds are customer deposits, repayments of loans, repayments of investments and funds borrowed from outside sources such as the Federal Home Loan Bank (“FHLB”) of Dallas. These funds are primarily used for the origination of loans, including one-to-four-family first mortgage loans, home equity loans and lines, commercial real estate loans, construction and land loans, multi-family residential loans, commercial and industrial loans and consumer loans. The Bank derives its income principally from interest earned on loans and investment securities and, to a lesser extent, from fees received in connection with the origination of loans, service charges on deposit accounts and for other services. The Bank’s primary expenses are general operating expenses, especially compensation and benefits.

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

Market Area and Competition

The Bank has four primary market areas across south Louisiana: Greater Lafayette, Baton Rouge, Greater New Orleans and the Northshore (of Lake Pontchartrain) and two primary market areas in west Mississippi: Natchez and Vicksburg. In 2007, the Company expanded its operations into Baton Rouge, Louisiana, and currently operates three banking offices in Baton Rouge. In 2010, the Company expanded into the Northshore (of Lake Pontchartrain) through a Federal Deposit Insurance Corporation (“FDIC”) assisted transaction of the former Statewide Bank (“Statewide”). The Bank currently operates six banking offices in the Northshore region. In 2011, the Company expanded into the Greater New Orleans area through its acquisition of GS Financial Corporation (“GSFC”) and its subsidiary, Guaranty Savings Bank (“Guaranty”). In September 2015, the Company increased its presence in Greater New Orleans through the acquisition of Louisiana Bancshares (“LABC”) and its subsidiary, Bank of New Orleans. The Bank currently operates seven banking offices in the Greater New Orleans area. In February 2014, the Company expanded into Natchez and Vicksburg, Mississippi through its acquisition of Britton & Koontz Capital Corporation (“Britton & Koontz”) and its subsidiary, Britton & Koontz Bank, N.A. (“Britton & Koontz Bank”). The Bank currently operates three banking offices in Natchez and two banking offices in Vicksburg. For additional information on our acquisition activity, see Part II, Item 7 in this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisition Activity.”

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

2010 Regulatory Reform

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

Volcker Rule Regulations. Regulations were recently adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule. The regulations contain prohibitions and restrictions on the ability of financial institution holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. The regulations were phased in over a period ending on July 21, 2015. The Company’s investment portfolio is in compliance with the various provisions of the Volcker Rule regulations as of December 31, 2015.

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

Regulation of Home Bank, N.A.

General. The Bank is subject to regulation and oversight by the OCC extending to all aspects of its operations. As part of this authority, Home Bank, N.A. is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC and the FDIC. The investment and lending authorities of national banks are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors and the Deposit Insurance Fund.

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

Insurance of Accounts. The deposits of Home Bank, N.A. are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. government. The Dodd-Frank Act permanently increased deposit insurance on most accounts to $250,000. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against insured institutions.

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

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. The annual assessment rate set for the fourth quarter of 2015 was 0.00150% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank’s deposit insurance.

Recent Regulatory Capital Regulations. In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019. The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks, such as Home Bank, a common equity Tier 1 capital ratio of 4.5% became effective on January 1, 2015. The new capital rules also increased the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures. The new capital rules maintain the general structure of the prompt corrective action rules (described below), but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

Regulatory Capital Requirements. National banks are required to maintain minimum levels of regulatory capital. Current OCC capital standards require these institutions to satisfy a common equity Tier 1 capital requirement, a leverage capital requirement and a risk-based capital requirement. The common equity Tier 1 capital component generally consists of retained earnings and common stock instruments and must equal at least 4.5% of risk-weighted assets. Leverage capital, also known as “core” capital, must equal at least 3.0% of adjusted total assets for the most highly rated national banks. Core capital generally consists of common stockholders’ equity (including retained earnings). An additional cushion of at least 100 basis points is required for all other institutions, which effectively increases their minimum Tier 1 leverage ratio to 4.0% or more. Under the OCC’s regulations, the most highly-rated national banks are those that the OCC determines are strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Under the risk-based capital requested, “total” capital (a combination of core and “supplementary” capital) must equal at least 8.0% of “risk-weighted” assets. The OCC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

In determining compliance with the risk-based capital requirement, a national bank is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the national bank’s core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights range from 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government to 100% for loans (other than qualifying residential loans weighted at 80%) and repossessed assets.

National banks must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, national banks should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of capital, as defined by generally accepted accounting principles.

At December 31, 2015, Home Bank exceeded all of its regulatory capital requirements, with Tier 1, Tier 1 common equity, Tier 1 common equity (to risk-weighted assets) and total risk-based capital ratios of 8.74%, 11.61%, 11.61% and 12.43%, respectively.

Any national bank that fails any of the capital requirements is subject to possible enforcement action by the OCC or the FDIC. Such action could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The OCC’s capital regulations provide that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

Prompt Corrective Action. The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

Capital Category	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Tier 1 Common Equity Capital	Tier 1 Leverage Capital
Well capitalized	10% or more	8% or more	6.5% or more	5% or more
Adequately capitalized	8% or more	6% or more	4.5% or more	4% or more
Undercapitalized	Less than 8%	Less than 6%	Less than 4.5%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 4%	Less than 3%	Less than 3%

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

As of December 31, 2015, Home Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act, place restrictions on loans to executive officers, directors and principal shareholders of a national bank and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a national bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, a national bank’s loans to one borrower limit (generally equal to 15% of the bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the national bank. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a national bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. Home Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act, and as of December 31, 2015 was in compliance with the above restrictions.

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

Federal Home Loan Bank System. Home Bank is a member of the FHLB of Dallas, which is one of 11 regional FHLBs that administer the home financing credit function of various financial institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. As of December 31, 2015, Home Bank had $125.2 million of FHLB advances and $480.7 million available on its line of credit with the FHLB.

As a member, Home Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1.0% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. As of December 31, 2015, Home Bank had $8.2 million in FHLB stock, which was in compliance with this requirement.

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

Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at the FRB. As of December 31, 2015, Home Bank had met its reserve requirement.

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

As of December 31, 2015, the total federal pre-1988 reserve was approximately $1.2 million. The reserve reflects the cumulative effect of federal tax deductions by Home Bank for which no federal income tax provisions have been made.

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

Net Operating Loss Carryovers. For net operating losses in tax years beginning before August 6, 1997, the Company may carry back net operating losses to the three years preceding the loss year and then forward to fifteen years following the loss years. For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years preceding the loss year and forward to the 20 years following the loss year. As of December 31, 2015, the Company had $498,000 in net operating loss carry forwards for federal income tax purposes from the acquisition of Britton & Koontz.

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

Risks Related to Our Business

Our business is geographically concentrated in south Louisiana and west Mississippi, which are areas where the oil and gas industry has a significant presence. Low prices in crude oil and gas, among other factors, could cause a downturn in the local economy, which could adversely affect the Company’s financial condition and results of operations.

Most of our loans are to individuals and businesses located in south Louisiana and west Mississippi. Regional economic conditions affect the demand for our products and services as well as the ability of our customers to repay loans. Since mid-2014, oil prices have declined considerably, which could adversely affect our operations and economic conditions in the State of Louisiana during 2016 and future periods. Although the Company attempts to mitigate risk by diversifying its borrower base, approximately $35.4 million, or 2.9%, of the Company’s loan portfolio at December 31, 2015 was comprised of loans to borrowers in the energy industry. We had an additional $8.9 million in unfunded loan commitments to companies in the energy sector at such date. Historically, the oil and gas industry has been an important factor in the local economy in most of the markets that we operate. If oil prices remain low for a prolonged period of time, it could have an adverse effect on our customers resulting in increased levels of nonperforming loans, provisions for loan losses and expense associated with loan collection efforts.

There are increased risks involved with commercial real estate, including multi-family residential, commercial and industrial and construction and land lending activities.

Our lending activities include loans secured by commercial real estate and commercial and industrial loans. Our multi-family residential, commercial real estate and commercial and industrial loans increased by 118.0%, 78.6% and 50.8%, respectively, from December 31, 2011 through December 31, 2015. Multi-family residential lending, commercial real estate lending and commercial and industrial lending generally are considered to involve a higher degree of risk than single-family residential lending due to a variety of factors. As a result of the larger loan balances typically involved in these loans, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. As of December 31, 2015, the largest outstanding balances of our commercial real estate loans and commercial and industrial loans were $12.3 million and $3.8 million, respectively. If a large loan were to become non-performing, as we have experienced in the past, it can have a significant impact on our results of operations. Because we intend to continue our growth in commercial real estate and commercial and industrial loans, our credit risk exposure may increase and we may need to make additional provisions to our allowance for loan losses, which could adversely affect our future results of operations.

In addition to commercial real estate and commercial and industrial loans, Home Bank holds a significant portfolio of construction and land loans. As of December 31, 2015, the Bank’s construction and land loans amounted to $116.8 million, or 9.5% of our loan portfolio. Construction and land loans generally have a higher risk of loss than single-family residential mortgage loans due primarily to the critical nature of the initial estimates of a property’s value upon completion of construction compared to the estimated costs, including interest, of construction as well as other assumptions. If the estimates upon which construction loans are made prove to be inaccurate, we may be confronted with projects that, upon completion, have values which are below the loan amounts. If the Bank is forced to liquidate the collateral associated with such loans at values less than the remaining loan balance, it could have a significant impact on our results of operations.

Our allowance for loan losses may not be adequate to cover probable losses.

We have established an allowance for loan losses based upon various assumptions and judgments about the collectability of our loan portfolio which we believe is adequate to offset probable losses on our existing loans.

While we are not aware of any specific factors indicating a deficiency in the amount of our allowance for loan losses, in light of the current economic environment, one of the most pressing issues faced by financial institutions is the adequacy of their allowance for loan losses. Federal bank regulators have increased their scrutiny of the level of the allowance for losses maintained by regulated institutions. In the event that we have to increase our allowance for loan losses beyond current levels, it would have an adverse effect on our results in future periods. As of December 31, 2015, our allowance for loan losses amounted to $9.5 million, or 0.78% of total loans. Excluding acquired loans, our allowance for loan losses amounted to 1.15% of total loans as of December 31, 2015.

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

We evaluate our securities portfolio for other-than-temporary impairment (“OTTI”) throughout the year. Each investment with a fair value less than book value is reviewed quarterly. An impairment charge is recorded against individual securities if management’s review concludes that the decline in value is other than temporary. As of December 31, 2015, our investment securities portfolio included 12 non-agency mortgage-backed securities with an aggregate amortized cost and fair value of $6.1 million and a net unrealized gain of $10,000. Delinquencies and defaults in the mortgage loans underlying these securities may adversely affect the cash flows received by us and may result in a conclusion in future periods that the securities are other-than-temporarily impaired. Such a conclusion of OTTI would require us to take additional charges to earnings to write down the value of these securities.

We may not succeed in our plan to grow, which could reduce future profitability.

Over the past several years, we have grown our branch system primarily through acquisitions of other financial institutions. Our ability to successfully acquire other institutions depends on our ability to identify, acquire and integrate such institutions into our franchise. Our experience in mergers and acquisitions consists of an acquisition in 2006 of a building and loan association located in Crowley, Louisiana, an FDIC-assisted acquisition in 2010 of a bank with branches located in the Northshore (of Lake Pontchartrain) region of Louisiana, an acquisition in 2011 of a savings bank with branches located in Greater New Orleans, an acquisition in February 2014 of a national bank headquartered in Natchez, Mississippi with branches located in Natchez and Vicksburg, Mississippi and Baton Rouge, Louisiana, and an acquisition in 2015 of a savings bank with branches located in the Greater New Orleans area. Our results of operations could be adversely affected if our analysis of past or future acquisitions was not complete and correct or our integration efforts were not successful. Currently, we have no agreements or understandings with anyone regarding a future acquisition.

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

Our accounting policies are fundamental to the understanding of our financial condition and results of operations. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make significant estimates and assumptions that affect the financial statements by affecting the value of our assets or liabilities and results of operations. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because materially different amounts may be reported if different estimates or assumptions were used. If such estimates or assumptions underlying the financial statements are incorrect, we could experience material losses. From time to time, the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”) change the financial accounting and reporting standards or the interpretation of such standards that govern the preparation of our external financial statements. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations. Additionally, it is possible, if unlikely, we could be required to apply a new or revised standard retrospectively, resulting in the restatement of prior period financial statements in material amounts.

We may be subject to losses due to fraudulent and negligent conduct of our customers, third party service providers and employees.

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

We currently conduct business from nine banking offices in Greater Lafayette, three banking offices in Baton Rouge, seven banking offices in Greater New Orleans, six banking offices in the Northshore (of Lake Pontchartrain) region of Louisiana, three offices in Natchez, Mississippi and two offices in Vicksburg, Mississippi. The Bank owns 28 of its 30 banking offices. The Bank leases the land for one banking office in our Northshore market and leases one banking office in Greater New Orleans.

Item 3.	Legal Proceedings.

From time-to-time, the Bank is named as a defendant in various legal actions arising from the normal course of business in which damages of various amounts may be claimed. While the amount, if any, of ultimate liability with respect to any such matters cannot be currently determined, management believes, after consulting with legal counsel, that any such liability will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Home Bancorp, Inc.’s common stock is listed on the Nasdaq Global Select Market under the symbol “HBCP”. The common stock commenced trading on the Nasdaq Stock Market on October 3, 2008. As of the close of business on December 31, 2015, there were 7,239,821 shares of common stock outstanding, held by approximately 754 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following table sets forth the high and low prices of the Company’s common stock as reported by the Nasdaq Stock Market and cash dividends declared per share for the periods indicated.

For The Quarter Ended	High	Low	Cash Dividends Declared
March 31, 2014	$23.60	$18.60	$—
June 30, 2014	$22.18	$19.79	$—
September 30, 2014	$22.93	$21.33	$—
December 31, 2014	$23.23	$21.78	$0.07
March 31, 2015	$23.00	$20.40	$0.07
June 30, 2015	$25.50	$21.00	$0.07
September 30, 2015	$26.50	$22.68	$0.08
December 31, 2015	$27.22	$24.31	$0.08

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

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Home Bancorp, Inc.	100.00	125.03	141.74	158.97	187.18	193.33	236.00	270.69
NASDAQ Composite	100.00	143.89	168.22	165.19	191.47	264.84	300.31	317.52
SNL Bank and Thrift	100.00	98.66	110.14	85.64	115.00	157.46	175.78	179.33

The stock price information shown above is not necessarily indicative of future price performance. Information used was obtained from SNL Financial LC, Charlottesville, Virginia. The Company assumes no responsibility for any errors or omissions in such information.

The Company did not sell any of its equity securities during 2015 that were not registered under the Securities Act of 1933.

For information regarding the Company’s equity compensation plans, see Item 12.

(b) Not applicable.

(c) On June 7, 2013, the Company’s Board of Directors approved a share repurchase program authorizing management to repurchase up to 370,000 shares, or approximately 5%, of its common stock outstanding through open market or privately negotiated transactions. The Company’s purchases of its common stock made during the fourth quarter of 2015 under the plan are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs
October 1 - October 31, 2015	517	$26.35	517	26,581
November 1 - November 30, 2015	200	26.07	200	26,381
December 1 - December 31, 2015	9,810	26.34	9,810	16,571

Total	10,527	$26.33	10,527	16,571

Item 6.	Selected Financial Data.

Set forth below is selected summary historical financial and other data of the Company. When you read this summary historical financial data, it is important that you also read the historical financial statements and related notes contained in Item 8 of this Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Selected Financial Condition Data:
Total assets	$1,551,912	$1,221,415	$984,241	$962,926	$963,789
Cash and cash equivalents	24,798	29,078	32,639	39,539	31,769
Interest-bearing deposits in banks	5,144	5,526	2,940	3,529	5,583
Investment securities:
Available for sale	176,762	174,801	149,632	157,256	155,260
Held to maturity	13,927	11,705	9,405	1,665	3,462
Loans receivable, net	1,214,818	901,208	700,538	667,809	661,267
Deposits	1,244,217	993,573	741,312	771,429	730,734
Federal Home Loan Bank advances	125,153	47,500	97,000	46,257	93,623
Securities sold under repurchase agreements	—	20,371	—	—	—
Shareholders’ equity	165,046	154,144	141,910	141,574	134,285

	For the Years Ended December 31,
(dollars in thousands, except per share data)	2015	2014	2013	2012	2011
Selected Operating Data:
Interest income	$58,410	$54,323	$43,721	$46,122	$38,435
Interest expense	3,866	3,284	3,503	4,914	5,217

Net interest income	54,544	51,039	40,218	41,208	33,218
Provision for loan losses	2,071	2,364	3,653	2,411	1,460

Net interest income after provision for loan losses	52,473	48,675	36,565	38,797	31,758
Noninterest income	8,770	8,175	7,670	7,761	7,000
Noninterest expense	42,022	41,772	33,205	32,763	31,003

Income before income taxes	19,221	15,078	11,030	13,795	7,755
Income taxes	6,671	5,206	3,736	4,605	2,635

Net income	$12,550	$9,872	$7,294	$9,190	$5,120

Earnings per share - basic	$1.87	$1.51	$1.11	$1.33	$0.72

Earnings per share - diluted	$1.79	$1.42	$1.06	$1.28	$0.71

Cash dividends per share	$0.30	$0.07	$—	$—	$—

	As of or For the Years Ended December 31,
	2015	2014	2013	2012	2011
Selected Operating Ratios: (1)
Average yield on interest-earnings assets (TE)	4.75%	4.84%	5.06%	5.36%	5.37%
Average rate on interest-bearing liabilities	0.43	0.39	0.54	0.72	0.90
Average interest rate spread (TE) (2)	4.32	4.45	4.52	4.64	4.47
Net interest margin (TE) (3)	4.43	4.54	4.65	4.79	4.64
Average interest-earning assets to average interest-bearing liabilities	136.76	133.91	132.63	126.81	124.18
Noninterest expense to average assets	3.14	3.38	3.45	3.38	3.77
Efficiency ratio (4)	66.37	70.54	69.34	66.91	77.09
Return on average assets	0.94	0.80	0.76	0.95	0.62
Return on average equity	7.83	6.65	5.14	6.60	3.88
Average equity to average assets	11.99	12.02	14.74	14.38	16.01
Asset Quality Ratios: (5) (6)
Non-performing loans as a percent of total loans receivable	0.71%	0.55%	1.17%	0.43%	0.85%
Non-performing assets as a percent of total assets	0.51	0.56	0.81	0.63	0.54
Allowance for loan losses as a percent of non-performing loans as of end of period	159.08	129.30	95.14	103.55	127.43
Allowance for loan losses as a percent of net loans as of end of period	1.15	1.04	1.12	1.01	1.14
Capital Ratios: (5) (7)
Tier 1 risk-based capital ratio	11.61%	16.94%	20.84%	20.97%	20.34%
Leverage capital ratio	8.74	11.96	14.17	13.67	12.53
Total risk-based capital ratio	12.43	17.85	21.88	21.83	21.13

(1)	With the exception of end-of-period ratios, all ratios are based on average monthly balances during the respective periods.
(2)	Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 35%.
(4)	The efficiency ratio represents noninterest expense as a percentage of total revenues. Total revenues is the sum of net interest income and noninterest income.
(5)	Asset quality and capital ratios are end of period ratios.
(6)	Asset quality ratios exclude acquired loans. At December 31, 2015, 2014, 2013, 2012 and 2011, $7.2 million, $19.4 million, $17.8 million, $19.8 million and $17.7 million, respectively, of acquired loans were contractually not performing. In addition, we had $3.0 million, $3.4 million, $4.5 million, $3.7 million and $8.8 million, respectively, in acquired assets which were repossessed assets at December 31, 2015, 2014, 2013, 2012 and 2011, respectively, and which are excluded from the asset quality ratios above. See page 26 for the asset quality ratios including acquired loans and acquired repossessed assets, respectively.

Nonperforming loans consist of nonaccruing loans and loans 90 days or more past due. Nonperforming assets consist of nonperforming loans and repossessed assets. It is our policy to cease accruing interest on all loans 90 days or more past due. Repossessed assets consist of assets acquired through foreclosure or acceptance of title in-lieu of foreclosure. For information on our asset quality ratios see page 26.

(7)	Capital ratios are for Home Bank.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

EXECUTIVE OVERVIEW

Net income for 2015 totaled $12.5 million, an increase of 27.1% from the $9.9 million earned in 2014. Diluted earnings per share for 2015 were $1.79, an increase of 26.1% from the $1.42 in diluted earnings per share earned in 2014. Key components of the Company’s performance in 2015 are summarized below.

The Company’s financial condition and income as of and for the period ended December 31, 2015 were impacted by the acquisition of Louisiana Bancorp, Inc. (“Louisiana Bancorp”), the holding company for Bank of New Orleans (“BNO”) of Metairie, Louisiana, on September 15, 2015. As a result of the acquisition, the Company acquired assets of $351.1 million, which included loans of $281.6 million, and $291.3 million in deposits and other liabilities. Shareholders of Louisiana Bancorp received $24.25 per share in cash, resulting in an aggregate purchase price of $70.0 million. The Company incurred $1.4 million in pre-tax merger-related expenses during the year ended December 31, 2015. See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisition of Louisiana Bancorp.

•	Assets totaled $1.6 billion as of December 31, 2015, up $330.5 million, or 27.1%, from December 31, 2014. The increase was primarily the result of the Louisiana Bancorp acquisition.

•	Investment securities totaled $190.7 million as of December 31, 2015, an increase of $4.2 million, or 2.2%, from December 31, 2014. The increase was driven by $36.4 million in securities acquired from Louisiana Bancorp as of the date of acquisition.

•	Loans as of December 31, 2015 were $1.2 billion, an increase of $315.4 million, or 34.7%, from December 31, 2014. The increase in loans was primarily driven by the $281.6 million in loans acquired from Louisiana Bancorp at the acquisition date. Growth in our originated loan portfolio during the year was primarily related to construction and land loans, commercial and industrial loans and one- to four-family first mortgage loans.

•	Net office properties and equipment as of December 31, 2015 were $40.8 million, an increase of $2.9 million, or 7.5%, from December 31, 2014. The Company began 2015 with 27 banking offices. The acquisition of three BNO locations increased our total number of banking offices to 30.

•	Total customer deposits as of December 31, 2015 were $1.2 billion, an increase of $250.6 million, or 25.2%, from December 31, 2014. The Louisiana Bancorp acquisition added $208.7 million in deposits at the acquisition date. Excluding the deposits assumed from Louisiana Bancorp, core deposits increased $76.5 million, or 9.9%, while certificate of deposits decreased $34.5 million, or 15.6%.

•	Interest income increased $4.1 million, or 7.5%, in 2015 compared to 2014. The increase was primarily due to higher average volume of interest-earning assets as the result the Louisiana Bancorp acquisition and organic loan growth.

•	Interest expense increased $582,000, or 17.7%, in 2015 compared to 2014. The increase was primarily due to a higher average volume of interest-bearing liabilities as the result of the Louisiana Bancorp acquisition and organic core deposit growth.

•	The provision for loan losses totaled $2.1 million in 2015, 12.4% lower than the $2.4 million recorded in 2014. At December 31, 2015, the Company’s ratio of allowance for loan losses to total loans was 0.78%, compared to 0.85% at December 31, 2014. The ratio of the allowance for loan losses to total originated loans was 1.15% at December 31, 2015, compared to 1.04% at December 31, 2014. Based upon our analysis of the risk elements in our loan portfolio, including continued low energy prices, the Company increased its allowance for loan losses on originated loans by 11 basis points, or $873,000, during 2015. Net charge-offs for 2015 were $283,000, or 0.02% of total loans, compared to $1.5 million, or 0.17%, in 2014.

•	Noninterest income increased $595,000, or 7.3%, in 2015 compared to 2014. The increase was primarily the result of higher gains on the sale of mortgage loans (up $316,000), bank card fees (up $235,000) and service fees and charges (up $191,000) due to increased sales and transaction volume.

•	Noninterest expense increased $251,000, or 0.6%, in 2015 compared to 2014. The Company incurred $1.4 million and $2.3 million in merger-related expenses during 2015 and 2014, respectively. Excluding merger-related expenses, noninterest expense increased $1.1 million, or 2.9%. The increase was primarily the result of higher compensation and benefits, data processing and communications, and occupancy expenses due to the Company’s growth.

ACQUISITION ACTIVITY

On September 15, 2015, the Company acquired Louisiana Bancorp, Inc., the former holding company of Bank of New Orleans of Metairie, Louisiana. Shareholders of Louisiana Bancorp received $24.25 per share in cash, resulting in aggregate purchase price of $70.0 million. As a result of the acquisition, four former Bank of New Orleans branches in the Greater New Orleans area were added to the Bank’s branch office network, net of one former Bank of New Orleans banking office in the Northshore that was closed or consolidated in January 2016. Assets acquired from Louisiana Bancorp totaled $351.1 million, which included loans of $281.6 million, investment securities of $36.4 million and cash of $14.1 million. The Bank also recorded a core deposit intangible asset of $1.6 million and goodwill of $10.2 million relating to the acquisition, and assumed liabilities of $291.3 million, which included $208.7 million in deposits and $76.0 million in Federal Home Loan Bank (“FHLB”) advances.

On February 14, 2014, the Company acquired Britton & Koontz Capital Corportation (“Britton & Koontz”) the former holding company of Britton & Koontz Bank, N.A. (“Britton & Koontz Bank”) of Natchez, Mississippi. Shareholders of Britton & Koontz received $16.14 per share is cash, yielding an aggregate purchase price of $34.5 million. As a result of the acquisition, five former Britton & Koontz branches in west Mississippi were added to the Bank’s branch office network, net of two former Britton & Koontz banking offices that were closed or consolidated in March 2014. Assets acquired from Britton & Koontz totaled $298.9 million, which included loans of $161.2 million, investment securities of $98.0 million and cash of $15.3 million. The Bank also recorded a core deposit intangible asset of $3.0 million and goodwill of $43,000 relating to the acquisition, and assumed liabilities of $264.5 million, which included $216.6 million in deposits, $9.3 million in FHLB advances and $27.3 million in securities sold under repurchase agreements.

On July 15, 2011, the Company acquired GS Financial Corporation (“GSFC”), the former holding company of Guaranty Savings Bank of Metairie, Louisiana. Shareholders of GSFC received $21.00 per share in cash, yielding an aggregate purchase price of $26.4 million. As a result of the acquisition, the four former Guaranty branches in the Greater New Orleans area were added to the Bank’s branch office network. Assets acquired from GSFC totaled $256.7 million, which included loans of $182.4 million, investment securities of $46.5 million and cash of $9.3 million. The Bank also recorded a core deposit intangible asset of $859,000 and goodwill of $296,000 relating to the acquisition of GSFC, and assumed liabilities of $230.6 million, which included $193.5 million in deposits and $34.7 million in FHLB advances.

On March 12, 2010, the Bank acquired certain assets and liabilities of the former Statewide Bank, a full-service community bank formerly headquartered in Covington, Louisiana, from the FDIC. As a result of the Statewide acquisition, the Bank’s branch office network was expanded to include six branches in the Northshore (of Lake Pontchartrain) region of Louisiana. Assets acquired in the Statewide transaction totaled $188.0 million, which included loans of $110.4 million, investment securities of $24.8 million and cash of $11.6 million. In addition, the

Bank recorded a FDIC Asset, representing the portion of estimated losses covered by loss sharing agreements between the Bank and the FDIC, of $34.4 million. The loss sharing agreements between the Bank and the FDIC afforded us significant protection against losses in the loan portfolio and repossessed assets acquired in the Statewide transaction. The Bank also recorded a core deposit intangible asset of $1.4 million and goodwill of $560,000 relating to the Statewide acquisition, and assumed liabilities of $223.9 million, which included $206.9 million in deposits and $16.8 million in FHLB advances.

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

Acquired Loans were recorded at fair value at the date of acquisition with no carryover of the allowance for loan losses. As of December 31, 2015, our allowance for loan losses included $373,000 allocated to Acquired Loans with credit quality which had deteriorated since the date of acquisition. Our accounting policy for Acquired Loans is described below.

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

Acquired Loans

Acquired Loans are those collectively associated with our acquisitions of Statewide, GSFC, Britton & Koontz and BNO. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The acquired loans were segregated between those considered to be performing (“acquired performing”) and those with evidence of credit deterioration (“acquired impaired”), and then further segregated into loan pools designed to facilitate the estimation of expected cash flows. The fair value estimate for each pool of acquired performing and acquired impaired loans was based on the estimate of expected cash flows, both principal and interest, from that pool, discounted at prevailing market interest rates.

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

Certain loans purchased in the Statewide acquisition are covered by loss sharing agreements between the FDIC and the Company. Historically, the Company has referred to loans subject to loss share agreements with the FDIC as “covered loans.” However, as of March 31, 2015, a significant portion of the loss share agreements had expired and any future losses on certain formerly covered loans are no longer eligible for reimbursement from the FDIC. As of March 2015, only residential mortgage loans acquired from Statewide remained subject to loss sharing agreements with the FDIC. As of December 31, 2015, the Company’s remaining covered loans amounted to approximately $3.7 million, or less than 0.2% of the Company’s total loan portfolio, at such date. Given the limited amount of covered loans remaining, the Company is no longer reporting such loans as “covered loans,” and the remaining covered loans are included in “acquired loans.”

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

FINANCIAL CONDITION

Loans, Loan Quality and Allowance for Loan Losses

Loans – The types of loans originated by the Company are subject to federal and state laws and regulations. Interest rates charged on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by our competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Bank (“FRB”), legislative tax policies and governmental budgetary matters.

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

The following tables show the composition of the Company’s loan portfolio as of the dates indicated.

	December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Real estate loans:
One- to four-family first mortgage	$391,266	$233,249	$179,506	$177,816	$182,817
Home equity loans and lines	94,060	56,000	40,561	40,425	43,665
Commercial real estate	405,379	352,863	269,849	252,805	226,999
Construction and land	116,775	89,154	83,271	75,529	78,994
Multi-family residential	43,863	27,375	16,578	19,659	20,125

Total real estate loans	1,051,343	758,641	589,765	566,234	552,600

Other loans:
Commercial and industrial	125,108	104,446	77,533	72,253	82,980
Consumer	47,915	45,881	40,158	34,641	30,791

Total other loans	173,023	150,327	117,691	106,894	113,771

Total loans	$1,224,366	$908,968	$707,456	$673,128	$666,371

The loan portfolio increased $315.4 million, or 34.7%, during 2015. The increase includes loans acquired from Louisiana Bancorp, which were recorded at their fair value of $281.6 million on the acquisition date, and growth in originated loans of $92.5 million. Growth in originated loans during the year was related primarily to construction and land loans, commercial and industrial loans, and one- to four-family first mortgage loans.

The following table reflects contractual loan maturities as of December 31, 2015, unadjusted for scheduled principal reductions, prepayments or repricing opportunities. Of the $963.7 million in loans which have contractual maturity dates subsequent to December 31, 2016, $752.4 million have fixed interest rates and $211.3 million have floating or adjustable interest rates.

	Due In
(dollars in thousands)	One year or less	One through five years	More than five years	Total
One- to four-family first mortgage	$34,315	$63,685	$293,266	$391,266
Home equity loans and lines	37,914	8,370	47,776	94,060
Commercial real estate	35,367	220,368	149,644	405,379
Construction and land	83,858	28,891	4,026	116,775
Multi-family residential	9,040	17,472	17,351	43,863
Commercial and industrial	56,675	55,831	12,602	125,108
Consumer	3,481	10,359	34,075	47,915

Total	$260,650	$404,976	$558,740	$1,224,366

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, multi-family residential, construction and land loans and commercial and industrial loans are individually evaluated for impairment. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer. The Company typically orders an “as is” valuation for collateral property if the loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of December 31, 2015 and 2014, impaired loans, loans individually evaluated for impairment, excluding Acquired Loans, amounted to $966,000 and $2.0 million, respectively. As of December 31, 2015 and 2014, acquired impaired loans, loans considered to have deteriorated credit quality at the time of acquisition, amounted to $20.0 million and $32.0 million, respectively. As of December 31, 2015 and 2014, substandard loans, excluding Acquired Loans, amounted to $7.7 million and $7.2 million, respectively. As of December 31, 2015 and 2014, Acquired Loans considered substandard amounted to $9.7 million and $23.6 million, respectively. The amount of the allowance for loan losses allocated to originated impaired or substandard loans totaled $153,000 and $140,000 as of December 31, 2015 and 2014, respectively. The amount of allowance for loan losses allocated to Acquired Loans totaled $373,000 and $418,000, respectively. There were no assets classified as doubtful or loss as of December 31, 2015 and 2014.

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

The following table sets forth the composition of the Company’s total nonperforming assets and troubled debt restructurings as of the dates indicated.

	December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$3,577	$6,501	$7,617	$7,260	$8,526
Home equity loans and lines	534	547	723	284	857
Commercial real estate	4,196	6,327	7,117	6,984	7,891
Construction and land	207	5,356	1,831	4,113	2,624
Multi-family residential	763	1,770	2,248	1,327	—
Other loans:
Commercial and industrial	2,984	2,359	4,835	1,916	1,382
Consumer	552	421	388	63	187

Total nonaccrual loans	12,813	23,281	24,759	21,947	21,467
Accruing loans 90 days or more past due	—	—	—	—	—

Total nonperforming loans	12,813	23,281	24,759	21,947	21,467
Foreclosed property	3,128	5,214	4,566	6,454	8,964

Total nonperforming assets	15,941	28,495	29,325	28,401	30,431
Performing troubled debt restructurings	1,290	725	430	1,114	598

Total nonperforming assets and troubled debt restructurings	$17,231	$29,220	$29,755	$29,515	$31,029

Nonperforming loans to total loans	1.05%	2.56%	3.50%	3.26%	3.22%
Nonperforming loans to total assets	0.83%	1.91%	2.52%	2.28%	2.23%
Nonperforming assets to total assets	1.03%	2.33%	2.98%	2.95%	3.16%

Net loan charge-offs for 2015 were $283,000, or 0.02%, of total loans, compared to $1.5 million, or 0.17%, in 2014. The elevated level of charge-offs during 2014 resulted primarily from a $1.3 million charge-off on a $1.7 million single commercial and industrial loan relationship.

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

Acquired Loans were recorded as of their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. Under current accounting principles, if the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for loan losses. As of December 31, 2015, $128,000 of our allowance for loan losses was allocated to Acquired Loans with deteriorated credit quality.

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

The following table presents the activity in the allowance for loan losses for the years indicated.

	For the Years Ended December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Balance, beginning of year	$7,760	$6,918	$5,319	$5,104	$3,920
Provision charged to operations	2,071	2,364	3,653	2,411	1,460
Loans charged off:
One- to four-family first mortgage	(104)	(213)	(112)	—	—
Home equity loans and lines	(27)	(2)	—	(32)	—
Commercial real estate	—	(41)	—	(1,980)	—
Construction and land	(111)	(19)	(44)	(215)	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	(190)	(1,407)	(1,990)	(60)	(281)
Consumer	(130)	(32)	(9)	(38)	(53)
Recoveries on charged off loans	278	192	101	129	58

Balance, end of year	$9,547	$7,760	$6,918	$5,319	$5,104

At December 31, 2015, the Company’s ratio of allowance for loan losses to total loans was 0.78%, compared to 0.85% at December 31, 2014. Excluding acquired loans, the ratio of allowance for loan losses to total originated loans was 1.15% at December 31, 2015, compared to 1.04% at December 31, 2014. The balance of loans to companies in the energy sector totaled $35.4 million, or 2.9%, of our outstanding loan portfolio at December 31, 2015. In addition to outstanding loans at December 31, 2015, we also had unfunded loan commitments to companies in the energy sector amounting to $8.9 million at such date. Based upon our analysis of the risk elements in our loan portfolio, including current market conditions and the effects on state and local economies of continued low energy prices, the Company increased its allowance for loan losses on originated loans by 11 basis points, or $873,000, during 2015. The Company remains in close contact with our energy company borrowers, and continues to monitor economic data to assess the potential indirect impact of low energy prices on our loan portfolio.

The following table presents the allocation of the allowance for loan losses as of December 31 of the years indicated.

	December 31,
	2015		2014		2013		2012		2011
(dollars in thousands)	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans
One- to four-family first mortgage	$1,464	31.8%	$1,310	25.7%	$1,088	25.4%	$982	26.4%	$778	27.4%
Home equity loans and lines	760	7.8	553	6.2	424	5.7	343	6.0	336	6.6
Commercial real estate	3,152	33.2	2,922	38.8	2,528	38.1	2,040	37.6	1,755	34.1
Construction and land	1,417	9.5	1,101	9.8	977	11.8	785	11.2	904	11.9
Multi-family	173	3.6	192	3.0	90	2.3	86	2.9	64	3.0
Commercial and industrial	2,010	10.2	1,161	11.5	1,338	11.0	683	10.7	922	12.4
Consumer	571	3.9	521	5.0	473	5.7	400	5.2	345	4.6

Total	$9,547	100.0%	$7,760	100.0%	$6,918	100.0%	$5,319	100.0%	$5,104	100.0%

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

The investment securities portfolio increased by an aggregate of $4.2 million, or 2.2%, during 2015. Securities available for sale made up 92.7% of the investment securities portfolio as of December 31, 2015. The following table sets forth the amortized cost and market value of our investment securities portfolio as of the dates indicated.

	December 31,
	2015		2014		2013
(dollars in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Available for sale:
U.S. agency mortgage-backed	$134,748	$135,478	$120,009	$121,498	$96,145	$96,785
Non-U.S. agency mortgage-backed	6,055	6,065	7,757	7,764	9,765	9,749
Municipal bonds	22,453	22,933	24,388	24,896	19,879	19,799
U.S. government agency	12,166	12,286	20,639	20,643	23,543	23,299

Total available for sale	175,422	176,762	172,793	174,801	149,332	149,632

Held to maturity:
U.S. agency mortgage-backed	—	—	—	—	132	133
Municipal bonds	13,927	14,121	11,705	11,889	9,273	9,142

Total held to maturity	13,927	14,121	11,705	11,889	9,405	9,275

Total investment securities	$189,349	$190,883	$184,498	$186,690	$158,737	$158,907

The following table sets forth the fixed versus adjustable rate profile of the investment securities portfolio as of the dates indicated. All amounts are shown at amortized cost.

	December 31,
(dollars in thousands)	2015	2014	2013
Fixed rate:
Available for sale	$133,700	$122,883	$87,974
Held to maturity	13,927	11,705	9,405

Total fixed rate	147,627	134,588	97,379

Adjustable rate:
Available for sale	41,722	49,910	61,358
Held to maturity	—	—	—

Total adjustable rate	41,722	49,910	61,358

Total investment securities	$189,349	$184,498	$158,737

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities as of December 31, 2015. No tax-exempt yields have been adjusted to a tax-equivalent basis. All amounts are shown at amortized cost.

	Amounts as of December 31, 2015 which mature in:
(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Available for sale:
U.S. agency mortgage-backed	$1	$5,296	$31,859	$97,592	$134,748
Non-U.S. agency mortgage-backed	—	—	—	6,055	6,055
Municipal bonds	928	7,615	11,809	2,101	22,453
U.S. government agency	—	7,988	—	4,178	12,166

Total available for sale	929	20,899	43,668	109,926	175,422

Weighted average yield	1.01%	2.03%	1.96%	2.15%	2.08%

Held to maturity:
U.S. agency mortgage-backed	—	—	—	—	—
Municipal bonds	235	1,088	8,599	4,005	13,927

Total held to maturity	235	1,088	8,599	4,005	13,927

Weighted average yield	4.13%	1.55%	1.69%	1.65%	1.71%

Total investment securities	$1,164	$21,987	$52,267	$113,931	$189,349

The following table summarizes activity in the Company’s investment securities portfolio during 2015.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2014	$174,801	$11,705
Purchases	18,713	2,928
Sales	(21,187)	—
Principal maturities, prepayments and calls	(30,095)	(400)
Amortization of premiums and accretion of discounts	(1,224)	(306)
Acquired from LABC, at fair value	36,420	—
Decrease in market value	(666)	—

Balance, December 31, 2015	$176,762	$13,927

As of December 31, 2015, the Company had a net unrealized gain on its available for sale investment securities portfolio of $1.3 million, compared to $2.0 million as of December 31, 2014. The Company acquired $36.4 million of investment securities from Louisiana Bancorp at the acquisition date, and subsequently sold $12.7 million of the acquired investments during the third and fourth quarters of 2015. During 2015, the Company sold an aggregate of $21.2 million in investment securities at net gains totaling $7,000.

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

Total deposits were $1.2 billion as of December 31, 2015, an increase of $250.6 million, or 25.2%, compared to $993.6 million as of December 31, 2014. The acquisition of Louisiana Bancorp added $208.7 million in deposits during the third quarter of 2015.

The Company experienced strong core deposit (i.e., checking, savings, money market and accounts) growth during 2015. Core deposits totaled $967.4 million as of December 31, 2015, an increase of $194.6 million, or 25.2%, compared to December 31, 2014. Excluding core deposits acquired from Louisiana Bancorp, core deposits increased $76.5 million, or 9.9%, during 2015.

Certificates of deposit (“CD”) totaled $276.9 million as of December 31, 2015, an increase of $56.1 million, or 25.4%, compared to December 31, 2014. Excluding CDs acquired from Louisiana Bancorp, CDs decreased $34.5 million, or 15.6%, compared to December 31, 2014. The following table sets forth the composition of the Company’s deposits as of the dates indicated.

	December 31,		Increase/(Decrease)
(dollars in thousands)	2015	2014	Amount	Percent
Demand deposit	$296,617	$267,660	$28,957	10.8%
Savings	109,393	81,145	28,248	34.8
Money market	293,637	219,456	74,181	33.8
NOW	267,707	204,536	63,171	30.9
Certificates of deposit	276,863	220,775	56,088	25.4

Total deposits	$1,244,217	$993,572	$250,645	25.2%

The following table shows the average balance and average rate paid for each type of deposit for the periods indicated.

	For the Years Ended December 31,
(dollars in thousands)	2015			2014			2013
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Savings, checking and money market	$588,684	$1,331	0.23%	$491,832	$1,102	0.22%	$376,205	$967	0.26%
Certificates of deposit	236,803	1,742	0.74	231,164	1,640	0.71	225,464	2,077	0.92

Total interest - bearing deposits	$825,487	$3,073	0.37%	$722,996	$2,742	0.38%	$601,669	$3,044	0.51%

Certificates of deposit in the amount of $100,000 and over increased $25.3 million, or 26.3%, from $96.0 million as of December 31, 2014 to $121.3 million as of December 31, 2015. The following table details the remaining maturity of large-denomination certificates of deposit of $100,000 and over.

	December 31,
(dollars in thousands)	2015	2014	2013
3 months or less	$22,913	$16,179	$16,768
3 - 6 months	18,042	15,853	14,287
6 - 12 months	27,253	35,039	17,115
12 - 36 months	37,907	20,386	25,187
More than 36 months	15,198	8,568	10,506

Total certificates of deposit greater than $100,000	$121,313	$96,025	$83,863

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

Short-term FHLB advances totaled $39.9 million as of December 31, 2015, an increase of $8.9 million, or 28.8%, compared to $31.0 million as of December 31, 2014.

Long-term FHLB advances totaled $85.2 million as of December 31, 2015, an increase of $68.7 million, or 416.4%, compared to $16.5 million as of December 31, 2014. The increase was primarily the result of $42.6 million in long term FHLB advances acquired from Louisiana Bancorp.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. As of December 31, 2015, shareholders’ equity totaled $165.0 million, an increase of $10.9 million, or 7.1%, compared to $154.1 million as of December 31, 2014. The increase was primarily the result of a $12.5 million increase in retained earnings due to net income for 2015 and a $3.3 million increase in additional paid in capital from the exercise of stock options. These increases were partially offset by a reduction in retained earnings due to dividends declared on common stock of $2.2 million in the aggregate and purchases of the Company’s common stock totaling $3.5 million.

RESULTS OF OPERATIONS

The Company earned net income of $12.5 million in 2015, an increase of $2.7 million, or 27.1%, compared to 2014. The Company earned net income of $9.9 million in 2014, an increase of $2.6 million, or 35.3%, compared to 2013. Diluted earnings per share for 2015 were $1.79, an increase of 26.1% from 2014. Diluted earnings per share for 2014 were $1.42, an increase of 34.0% from 2013.

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

Net interest income totaled $54.5 million in 2015, an increase of $3.5 million, or 6.9%, compared to the $51.0 million earned in 2014. The increase was due to a $4.1 million, or 7.5%, increase in interest income, which was partially offset by a $582,000, or 17.7%, increase in interest expense. The increases in 2015 compared to 2014 were primarily due to increases in our average loan and deposit portfolios driven by organic growth and acquired balances from Louisiana Bancorp in the third quarter of 2015.

In 2014, net interest income totaled $51.0 million, an increase of $10.8 million, or 26.9%, compared to the $40.2 million earned in 2013. The increase was due to a $10.6 million, or 24.2%, increase in interest income and a $219,000, or 6.3%, decrease in interest expense. The increase in net interest income in 2014 compared to 2013 was primarily due to an increase in our average loan portfolio and an improved mix of interest-bearing liabilities, primarily as a result of the Britton & Koontz acquisition.

The Company’s net interest spread was 4.32%, 4.45% and 4.52% for the years ended December 31, 2015, 2014 and 2013, respectively. The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.43%, 4.54% and 4.65% during the years ended December 31, 2015, 2014 and 2013, respectively.

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

	For the Years Ended December 31,
(dollars in thousands)	2015			2014			2013
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans receivable (1)	$1,013,482	$54,466	5.33%	$891,401	$50,273	5.59%	$679,593	$40,536	5.91%
Investment securities (TE)
Taxable	154,102	3,032	1.97	155,480	3,149	2.03	132,633	2,558	1.93
Tax-exempt	36,249	712	3.02	36,621	737	3.10	22,872	503	3.38

Total investment securities	190,351	3,744	2.17	192,101	3,886	2.23	155,505	3,061	2.14

Other interest-earning assets	24,935	199	0.80	38,965	163	0.42	27,539	124	0.45

Total interest-earning assets (TE)	1,228,768	58,409	4.75	1,122,467	54,322	4.84	862,637	43,721	5.06

Noninterest-earning assets	109,258			111,643			99,998

Total assets	$1,338,026			$1,234,110			$962,635

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$588,683	$1,331	0.23%	$491,832	$1,102	0.22%	$376,205	$967	0.26%
Certificates of deposit	236,804	1,742	0.74	231,164	1,640	0.71	225,464	2,077	0.92

Total interest-bearing deposits	825,487	3,073	0.37	722,996	2,742	0.38	601,669	3,044	0.51
Securities sold under repurchase agreements	10,291	39	0.38	20,716	73	0.35	—	—	—
FHLB advances	62,677	753	1.20	94,531	468	0.49	48,738	459	0.94

Total interest-bearing liabilities	898,455	3,865	0.43	838,243	3,283	0.39	650,407	3,503	0.54

Noninterest-bearing liabilities	279,200			247,490			170,353

Total liabilities	1,177,655			1,085,733			820,760
Shareholders’ equity	160,371			148,377			141,875

Total liabilities and shareholders’ equity	$1,338,026			$1,234,110			$962,635

Net interest-earning assets	$330,313			$284,224			$212,230

Net interest income; net interest spread (TE)		$54,544	4.32%		$51,039	4.45%		$40,218	4.52%

Net interest margin (TE)			4.43%			4.54%			4.65%

(1)	Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process. Acquired loans were recorded at fair value upon acquisition and accrete interest income over the remaining life of the respective loans.

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

	2015 Compared to 2014 Change Attributable To			2014 Compared to 2013 Change Attributable To
(dollars in thousands)	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
Interest income:
Loans receivable	$(1,511)	$5,704	$4,193	$(2,709)	$12,446	$9,737
Investment securities	(107)	(35)	(142)	5	821	826
Other interest-earning assets	122	(86)	36	(11)	50	39

Total interest income	(1,496)	5,583	4,087	(2,715)	13,317	10,602

Interest expense:
Savings, checking and money market accounts	9	220	229	(124)	259	135
Certificates of deposit	61	41	102	(483)	46	(437)
Securities sold under repurchase agreements	4	(38)	(34)	—	73	73
FHLB advances	(185)	470	285	56	(47)	9

Total interest expense	(111)	693	582	(551)	331	(220)

Increase (decrease) in net interest income	$(1,385)	$4,890	$3,505	$(2,164)	$12,986	$10,822

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

For the year ended December 31, 2015, the Company recorded a provision for loan losses of $2.1 million, compared to provisions of $2.4 million and $3.7 million for 2014 and 2013, respectively. The balance of loans to companies in the energy sector totaled $35.4 million, or 2.9%, of our outstanding loan portfolio at December 31, 2015. In addition to outstanding loans at December 31, 2015, we also had unfunded loan commitments to companies in the energy sector amounting to $8.9 million at such date. Based upon our analysis of the risk elements in our loan portfolio, including current market conditions and the effects on state and local economies of continued low energy prices, the Company increased its allowance for loan losses on originated loans by 11 basis points, or $873,000, during 2015. The provision for 2014 related primarily to a $1.3 million partial charge-off on a $1.7 million medical equipment loan relationship and organic loan growth. The higher level of provision for loan losses recorded during 2013 resulted primarily from a $1.7 million partial charge-off on a $2.0 million accounts receivable line of credit, modest downgrades of certain other loans in the Company’s originated loan portfolio and decreased cash flow expectations in the acquired GSFC loan portfolio.

Net charge-offs were $283,000 for 2015, compared to $1.5 million and $2.1 million for 2014 and 2013, respectively. Charge-offs during 2014 resulted primarily from a $1.3 million partial charge-off on a $1.7 million medical equipment loan relationship. During 2013, the level of charge-offs resulted primarily from a $1.7 million partial charge-off on a $2.0 million accounts receivable line of credit.

At December 31, 2015, the Company’s ratio of allowance for loan losses to total loans was 0.78%, compared to 0.85% at December 31, 2014. Excluding acquired loans, the ratio of allowance for loan losses to total originated loans was 1.15% at December 31, 2015, compared to 1.04% at December 31, 2014.

Noninterest Income – The following table illustrates the primary components of noninterest income for the years indicated.

(dollars in thousands)	2015	2014	2015 vs 2014 Percent Increase (Decrease)	2013	2014 vs 2013 Percent Increase (Decrease)
Noninterest income:
Service fees and charges	$3,938	$3,747	5.1%	$2,729	37.3%
Bank card fees	2,413	2,178	10.8	1,731	25.8
Gain on sale of loans, net	1,528	1,212	26.0	1,554	(22.0)
Income from bank-owned life insurance	504	458	10.0	464	(1.3)
Gain (loss) on sale of securities, net	7	2	298.6	428	(99.6)
Other income	379	578	(34.3)	764	(24.3)

Total noninterest income	$8,770	$8,175	7.3%	$7,670	6.6%

2015 compared to 2014

Noninterest income for 2015 totaled $8.8 million, an increase of $595,000, or 7.3%, compared to 2014. The increase was primarily the result of increases in gains on the sale of mortgage loans (up $316,000), bank card fees (up $235,000) and service fees and charges (up $191,000). The increases were due to increased activity and the acquisition of Louisiana Bancorp.

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

Noninterest Expense –The following table illustrates the primary components of noninterest expense for the years indicated.

(dollars in thousands)	2015	2014	2015 vs 2014 Percent Increase (Decrease)	2013	2014 vs 2013 Percent Increase (Decrease)
Noninterest expense:
Compensation and benefits	$25,036	$24,387	2.7%	$20,330	20.0%
Occupancy	4,876	4,670	4.4	3,524	32.5
Marketing and advertising	486	919	(47.1)	766	20.0
Data processing and communication	4,045	4,431	(8.7)	2,442	81.4
Professional services	1,755	1,160	51.3	1,061	9.3
Forms, printing and supplies	597	662	(9.9)	430	54.0
Franchise and shares tax	650	574	13.3	711	(19.3)
Regulatory fees	1,122	1,067	5.2	890	19.9
Foreclosed assets, net	443	997	(55.5)	523	90.6
Other expenses	3,012	2,905	3.7	2,528	14.9

Total noninterest expense	$42,022	$41,772	0.6%	$33,205	25.8%

2015 compared to 2014

Noninterest expense for 2015 totaled $42.0 million, an increase of $250,000, or 0.6%, from 2014. Noninterest expense includes merger-related expenses related to the acquisition of Louisiana Bancorp of $1.4 million for the year ended December 31, 2015 and $2.3 million for the year ended December 31, 2014 due to the Britton & Koontz acquisition.    Excluding merger-related expenses, noninterest expense increased $1.1 million, or 2.9%, for the year ended December 31, 2015. The increase in noninterest expense was primarily the result of the addition of Louisiana Bancorp employees, its operation and facilities.

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

Income Taxes – For the years ended December 31, 2015, 2014 and 2013, the Company incurred income tax expense of $6.7 million, $5.2 million and $3.7 million, respectively. The Company’s effective tax rate amounted to 34.7%, 34.5% and 33.9% during 2015, 2014 and 2013, respectively. The difference between the effective tax rate and the statutory tax rate primarily related to variances in items that are non-taxable or non-deductible, primarily the effect of tax-exempt income and various tax credits taken. See Note 13 to the Consolidated Financial Statements for additional information concerning our income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. As of December 31, 2015, our cash and cash equivalents totaled $24.8 million. In addition, as of such date, our available for sale investment securities totaled $176.8 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. As of December 31, 2015, we had certificates of deposit maturing within the next 12 months totaling $164.5 million. Based upon historical experience, we anticipate that the majority of the maturing certificates of deposit will be redeposited with us in certificates of deposit or other deposit accounts.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years, we have utilized borrowings as a cost efficient addition to deposits as a source of funds. Our borrowings consist of advances from the FHLB, of which we are a member. Under terms of the collateral agreement with the FHLB, we may pledge residential mortgage loans and mortgage-backed securities as well as our stock in the FHLB as collateral for such advances. For the year ended December 31, 2015, the average balance of our outstanding FHLB advances was $62.7 million. As of December 31, 2015, we had $125.2 million in outstanding FHLB advances and $480.7 million in additional FHLB advances available to us.

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

Our interest rate sensitivity is also monitored by management through the use of models which generate estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of December 31, 2015.

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

The principal objective of our interest rate risk management function is to evaluate the interest rate risk embedded in certain balance sheet accounts, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements, performance objectives and interest rate environment and manage the risk consistent with approved guidelines. We seek to manage our exposure to risks from changes in interest rates while at the same time trying to improve our net interest spread. We monitor interest rate risk as such risk relates to our operating strategies. We have established an Asset/Liability Committee (“ALCO”), which is comprised of our Chief Executive Officer, Chief Financial Officer, Chief Banking Officer, Chief Credit Officer, Chief Operating Officer, Director of Financial Management and Treasurer. ALCO is responsible for reviewing our asset/liability and investment policies and interest rate risk position. ALCO meets at least monthly. The extent of the movement of interest rates is an uncertainty that could have a negative impact on future earnings.

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

	Contract Amount
(dollars in thousands)	2015	2014
Standby letters of credit	$3,764	$5,405
Available portion of lines of credit	127,393	107,242
Undisbursed portion of loans in process	73,699	54,200
Commitments to originate loans	89,653	96,506

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and the undisbursed portion of construction loans as of December 31, 2015.

(dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Unused commercial lines of credit	$64,749	$9,906	$150	$—	$74,805
Unused personal lines of credit	1,846	4,747	4,608	41,387	52,588
Undisbursed portion of loans in process	73,699	—	—	—	73,699
Commitments to originate loans	89,653	—	—	—	89,653
Standby letters of credit	3,652	4	108	—	3,764

Total	$233,599	$14,657	$4,866	$41,387	$294,509

The Company has utilized leasing arrangements to support the ongoing activities of the Company. The required payments under such commitments and other contractual cash commitments as of December 31, 2015 are shown in the following table.

(dollars in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Operating leases	$312	$313	$264	$134	$100	$739	$1,862
Certificates of deposit	164,500	59,267	21,111	11,561	9,050	11,374	276,863
Long-term FHLB advances	5,358	22,854	5,986	12,551	32,622	5,842	85,213

Total	$170,170	$82,434	$27,361	$24,246	$41,772	$17,955	$363,938

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Home Bancorp, Inc.

Lafayette, Louisiana

We have audited the accompanying consolidated statements of financial condition of Home Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. We also have examined the internal control over financial reporting of the Company as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assertion of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and those charged with governance; and (c) provide reasonable assurance regarding prevention, or timely detection and correction, of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ Porter Keadle Moore, LLC

Atlanta, Georgia

March 14, 2016

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$24,797,599	$29,077,907
Interest-bearing deposits in banks	5,143,585	5,526,000
Investment securities available for sale, at fair value	176,762,200	174,800,516
Investment securities held to maturity (fair values of $14,120,842 and $11,889,335, respectively)	13,926,861	11,705,470
Mortgage loans held for sale	5,651,250	4,516,835
Loans, net of unearned income	1,224,365,916	908,967,871
Allowance for loan losses	(9,547,487)	(7,759,500)

Total loans, net of unearned income and allowance for loan losses	1,214,818,429	901,208,371

Office properties and equipment, net	40,815,744	37,964,714
Cash surrender value of bank-owned life insurance	19,666,900	19,163,110
Accrued interest receivable and other assets	50,329,032	37,451,687

Total Assets	$1,551,911,600	$1,221,414,610

Liabilities
Deposits:
Noninterest-bearing	$296,616,693	$267,660,145
Interest-bearing	947,599,823	725,912,448

Total deposits	1,244,216,516	993,572,593
Short-term Federal Home Loan Bank advances	39,939,375	31,000,000
Long-term Federal Home Loan Bank advances	85,213,222	16,500,000
Securities sold under repurchase agreements	—	20,370,892
Accrued interest payable and other liabilities	17,496,133	5,827,369

Total Liabilities	1,386,865,246	1,067,270,854

Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 7,239,821 and 9,008,745 shares issued; 7,239,821 and 7,123,442 shares outstanding, respectively (1)	72,399	90,088
Additional paid-in capital (1)	76,948,914	93,332,108
Treasury stock at cost - 0 and 1,885,303 shares, respectively (1)	—	(28,572,891)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(4,552,670)	(4,909,750)
Recognition and Retention Plan (RRP)	(158,590)	(202,590)
Retained earnings	91,864,543	93,101,915
Accumulated other comprehensive income	871,758	1,304,876

Total Shareholders’ Equity	165,046,354	154,143,756

Total Liabilities and Shareholders’ Equity	$1,551,911,600	$1,221,414,610

(1)	See Note 2 for details on the Louisiana Business Corporation Act.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2015	2014	2013
Interest Income
Loans, including fees	$54,466,025	$50,273,076	$40,535,633
Investment securities:
Taxable interest	3,031,381	3,146,187	2,557,614
Tax-exempt interest	712,602	740,333	502,907
Other investments and deposits	199,646	162,965	124,355

Total interest income	58,409,654	54,322,561	43,720,509

Interest Expense
Deposits	3,072,725	2,742,106	3,043,982
Securities sold under repurchase agreements	39,126	72,986	—
Short-term Federal Home Loan Bank advances	51,406	125,021	46,716
Long-term Federal Home Loan Bank advances	702,136	343,306	412,210

Total interest expense	3,865,393	3,283,419	3,502,908

Net interest income	54,544,261	51,039,142	40,217,601
Provision for loan losses	2,070,894	2,364,358	3,652,694

Net interest income after provision for loan losses	52,473,367	48,674,784	36,564,907

Noninterest Income
Service fees and charges	3,937,797	3,746,580	2,729,469
Bank card fees	2,413,459	2,178,194	1,730,960
Gain on sale of loans, net	1,527,721	1,212,157	1,553,598
Income from bank-owned life insurance	503,790	458,163	464,170
Gain on sale of securities, net	7,279	1,826	428,200
Other income	379,473	577,858	763,452

Total noninterest income	8,769,519	8,174,778	7,669,849

Noninterest Expense
Compensation and benefits	25,035,862	24,386,501	20,329,834
Occupancy	4,875,945	4,670,318	3,524,567
Marketing and advertising	486,341	919,483	766,388
Data processing and communication	4,044,553	4,430,519	2,441,796
Professional services	1,755,286	1,159,814	1,060,656
Forms, printing and supplies	596,748	662,074	429,888
Franchise and shares tax	650,461	574,060	710,775
Regulatory fees	1,122,254	1,066,999	889,967
Foreclosed assets, net	443,228	996,633	522,903
Other expenses	3,011,748	2,905,191	2,527,922

Total noninterest expense	42,022,426	41,771,592	33,204,696

Income before income tax expense	19,220,460	15,077,970	11,030,060
Income tax expense	6,670,559	5,206,383	3,736,138

Net Income	$12,549,901	$9,871,587	$7,293,922

Earnings per share:
Basic	$1.87	$1.51	$1.11

Diluted	$1.79	$1.42	$1.06

Cash dividends declared per common share	$0.30	$0.07	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2015	2014	2013
Net Income	$12,549,901	$9,871,587	$7,293,922
Other Comprehensive (Loss) Income
Unrealized (losses) gains on investment securities	(659,057)	1,709,151	(4,177,585)
Reclassification adjustment for gains included in net income	(7,279)	(1,826)	(428,200)
Tax effect	233,218	(597,564)	1,562,965

Other comprehensive (loss) income, net of taxes	(433,118)	1,109,761	(3,042,820)

Comprehensive Income	$12,116,783	$10,981,348	$4,251,102

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2012	$89,506	$90,986,820	$(21,719,954)	$(5,623,910)	$(1,831,759)	$76,435,222	$3,237,935	$141,573,860
Net income						7,293,922		7,293,922
Other comprehensive income							(3,042,820)	(3,042,820)
Purchase of Company’s common stock at cost, 347,713 shares			(6,291,444)					(6,291,444)
Exercise of stock options	79	91,026						91,105
RRP shares released for allocation		(655,173)			813,262			158,089
ESOP shares released for allocation		295,680		357,080				652,760
Share-based compensation cost		1,474,057						1,474,057

Balance, December 31, 2013	$89,585	$92,192,410	$(28,011,398)	$(5,266,830)	$(1,018,497)	$83,729,144	$195,115	$141,909,529

Net income						9,871,587		9,871,587
Other comprehensive income							1,109,761	1,109,761
Purchase of Company’s common stock at cost, 26,222 shares			(561,493)					(561,493)
Cash dividends declared, $0.07 per share						(498,816)		(498,816)
Exercise of stock options	503	580,585						581,088
RRP shares released for allocation		(584,015)			815,907			231,892
ESOP shares released for allocation		447,496		357,080				804,576
Share-based compensation cost		695,632						695,632

Balance, December 31, 2014	$90,088	$93,332,108	$(28,572,891)	$(4,909,750)	$(202,590)	$93,101,915	$1,304,876	$154,143,756

Net income						12,549,901		12,549,901
Other comprehensive income							(433,118)	(433,118)
Purchase of Company’s common stock at cost, 155,218 shares			(3,465,959)					(3,465,959)
Reclassification of treasury stock per Louisiana law (1)	(20,405)	(20,393,258)	32,038,850			(11,625,187)		—
Cash dividends declared, $0.30 per share						(2,162,086)		(2,162,086)
Exercise of stock options	2,716	3,279,481						3,282,197
RRP shares released for allocation		(32,106)			44,000			11,894
ESOP shares released for allocation		641,576		357,080				998,656
Share-based compensation cost		121,113						121,113

Balance, December 31, 2015	$72,399	$76,948,914	$—	$(4,552,670)	$(158,590)	$91,864,543	$871,758	$165,046,354

(1)	See Note 1 for details on the Louisiana Business Corporation Act.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities, net of effects of acquisitions:
Net income	$12,549,901	$9,871,587	$7,293,922
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,070,894	2,364,358	3,652,694
Depreciation	1,807,480	1,737,579	1,420,986
Amortization of purchase accounting valuations and intangibles	4,045,736	8,650,398	1,500,774
Net amortization of mortgage servicing asset	180,364	160,071	195,938
Federal Home Loan Bank stock dividends	(12,800)	(18,800)	(9,300)
Net amortization of discount on investments	1,530,144	1,327,352	1,085,587
Gain on sale of investment securities, net	(7,279)	(1,826)	(428,200)
Gain on loans sold, net	(1,527,721)	(1,212,157)	(1,553,598)
Proceeds, including principal payments, from loans held for sale	153,954,728	113,074,911	83,134,006
Originations of loans held for sale	(153,561,422)	(112,793,674)	(78,005,929)
Non-cash compensation	1,119,769	1,451,883	2,126,817
Deferred income tax expense (benefit)	630,864	516,456	(1,265,038)
Decrease in accrued interest receivable and other assets	8,905,751	7,688,608	2,187,267
Increase in cash surrender value of bank-owned life insurance	(503,790)	(458,163)	(464,170)
Decrease (increase) in accrued interest payable and other liabilities	4,982,769	(4,458,388)	403,640

Net cash provided by operating activities	36,165,388	27,900,195	21,275,396

Cash flows from investing activities, net of effects of acquisitions:
Purchases of securities available for sale	(18,713,312)	(22,810,016)	(34,548,121)
Purchases of securities held to maturity	(2,927,988)	(3,000,747)	(8,383,189)
Proceeds from maturities, prepayments and calls on securities available for sale	30,094,652	29,337,106	29,285,461
Proceeds from maturities, prepayments and calls on securities held to maturity	400,000	466,470	561,882
Proceeds from sales on securities available for sale	21,194,622	66,905,382	7,704,863
Increase in loans, net	(41,104,084)	(57,637,109)	(42,046,336)
Reimbursement from FDIC for covered assets	403,865	837,396	1,463,468
Decrease in interest-bearing deposits in banks	863,700	1,237,000	589,000
Proceeds from sale of repossessed assets	5,378,286	6,771,868	5,926,909
Purchases of office properties and equipment	(828,723)	(3,304,837)	(1,346,437)
Proceeds from sale of office properties and equipment	2,016,239	60,480	—
Net cash disbursed in business combinations	(56,404,340)	(22,995,649)	—
Purchases of Federal Home Loan Bank stock	(4,751,000)	(3,024,600)	(4,007,100)
Proceeds from redemption of Federal Home Loan Bank stock	2,444,900	5,360,300	1,926,300

Net cash used in investing activities	(61,933,183)	(1,796,956)	(42,873,300)

Cash flows from financing activities, net of effects of acquisitions:
Increase (decrease) in deposits	42,055,227	35,778,663	(30,043,203)
Borrowings on Federal Home Loan Bank advances	4,931,772,337	13,972,850,000	2,090,900,000
Repayments of Federal Home Loan Bank advances	(4,929,994,229)	(14,031,499,000)	(2,039,959,020)
Decrease in securitites sold under repurchase agreements	(20,000,000)	(6,314,674)	—
Proceeds from exercise of stock options	3,282,197	581,088	91,105
Dividends paid to shareholders	(2,162,086)	(498,816)	—
Purchase of Company’s common stock	(3,465,959)	(561,493)	(6,291,444)

Net cash provided (used in) by financing activities	21,487,487	(29,664,232)	14,697,438

Net change in cash and cash equivalents	(4,280,308)	(3,560,993)	(6,900,466)
Cash and cash equivalents at beginning of year	29,077,907	32,638,900	39,539,366

Cash and cash equivalents at end of year	$24,797,599	$29,077,907	$32,638,900

Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$3,844,807	$3,524,374	$3,377,227
Income taxes paid	3,702,500	5,140,000	3,025,000
Noncash investing and financing activities:
Transfer of loans to repossessed assets	$3,073,326	$8,062,009	$4,824,784
Assets acquired and liabilities assumed in acquisitions:
Assets acquired in acquisitions	351,138,388	298,929,990	—
Liablities assumed in acquisitions	291,313,436	264,457,929	—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Home Bancorp, Inc., a Louisiana Corporation (“Company”), was organized by Home Bank (a federally chartered savings bank and the predecessor of Home Bank, N.A.) (“Bank”) in May 2008 to facilitate the conversion of the Bank from the mutual to the stock form (“Conversion”) of ownership. The Conversion was completed on October 2, 2008, at which time the Company became the holding company for the Bank, with the Company owning all of the issued and outstanding shares of the Bank’s common stock. Shares of the Company’s common stock were issued and sold in an offering to certain depositors of the Bank. The Company and Bank are headquartered in Lafayette, Louisiana. As of December 31, 2015, the Company was a bank holding company.

As of December 31, 2015, Home Bank N.A. was a nationally chartered bank. The Bank was originally chartered in 1908 as a Louisiana state chartered savings association. The Bank converted to a federal mutual savings bank charter in 1993. In 2010, the Bank expanded into the Northshore (of Lake Pontchartrain) through a Federal Deposit Insurance Corporation (“FDIC”) assisted acquisition of certain assets and liabilities of the former Statewide Bank (“Statewide”). In July 2011, the Bank expanded into the Greater New Orleans region through its acquisition of GS Financial Corporation (“GSFC”), the former holding company of Guaranty Savings Bank (“Guaranty”). In February 2014, the Bank expanded into west Mississippi through its acquisition of Britton & Koontz Capital Corporation (“Britton & Koontz”), the holding company for Britton & Koontz Bank, N.A. (“Britton & Koontz Bank”) of Natchez, Mississippi. In September 2015, the Bank expanded its existing presence in the Greater New Orleans region through the acquisition of Louisiana Bancorp, Inc. (“Louisiana Bancorp”), the former holding company of Bank of New Orleans (“BNO”) of Metairie, Louisiana. As of December 31, 2015, the Bank conducts business from 30 banking offices in the Greater Lafayette, Northshore, Baton Rouge and Greater New Orleans regions of south Louisiana and west Mississippi.

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

The Bank is regulated by the Office of the Comptroller of the Currency (“OCC”) and its deposits are insured to the maximum amount permissible under federal law by the FDIC. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was passed by Congress. The act, among other things, imposed new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies, including the Bank and the Company. The law also created the Consumer Financial Protection Bureau (“CFPB”) that has the authority to promulgate rules intended to protect consumers in the financial products and services market. Because many of the regulations under the new law have not been promulgated, we cannot determine the full impact on our business and operations at this time.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, income taxes, valuation of investments with other-than-temporary impairment, acquisition accounting valuations and valuation of share-based compensation.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks and interest-bearing deposits with the FHLB. The Company considers all highly liquid debt instruments with original maturities of three months or less (excluding interest-bearing deposits in banks) to be cash equivalents.

The Bank is required to maintain cash reserves with the Federal Reserve Bank. The requirement is dependent upon the Bank’s cash on hand or noninterest-bearing balances. There was no reserve requirement as of December 31, 2015. The reserve requirement as of December 31, 2014 was $6,742,000 and the Bank was in compliance at such date.

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

Investment securities that are acquired with the intention of being resold in the near term are classified as trading securities under ASC 320 and are carried at fair value, with unrealized holding gains and losses recognized in current earnings. The Company did not hold any securities for trading purposes at, or during the years ended, December 31, 2015 or 2014.

Securities not meeting the criteria of either trading securities or held to maturity are classified as available for sale and are carried at fair value. Unrealized holding gains and losses for these securities are recognized, net of related income tax effects in the Consolidated Statements of Comprehensive Income.

Interest income earned on securities either held to maturity or available for sale is included in current earnings, including the amortization of premiums and the accretion of discounts using the interest method. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. The gain or loss realized on the sale of securities classified as available for sale or held to maturity, as determined using the specific identification method for determining the cost of the securities sold, is computed with reference to its amortized cost and is also included in current earnings.

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

For financial reporting purposes, the Company classifies a portion of its loans as “Mortgage loans held for sale.” Included in this category are loans which the Company has the current intent to sell and loans which are available to be sold in the event that the Company determines that loans should be sold to support the Company’s investment and liquidity objectives, as well as to support its overall asset and liability management strategies. Loans included in this category for which the Company has the current intention to sell are recorded at the lower of aggregate cost or fair value. As of December 31, 2015 and 2014, the Company had $5,651,000 and $4,517,000, respectively, in loans classified as “Mortgage loans held for sale.”

As of December 31, 2015 and 2014 the Company had $226,379,000 and $103,447,000, respectively, outstanding in loans sold to government agencies that it was servicing through a third party.

Loans

The following briefly describes the distinction between originated and acquired loans and certain significant accounting policies relevant to each category.

Originated Loans

Loans are carried net of discounts on loan originations are amortized using the level yield interest method over the remaining contractual life of the loan. Nonrefundable loan origination fees, net of direct loan origination costs, are deferred and recognized over the life of the loan as an adjustment of yield using the interest method.

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

Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of being deemed a criticized or classified loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and reviewed by, the Company’s Appraisal and Review Department. The Company typically orders an “as is” valuation for collateral property if the loan is in a criticized loan classification.

Loans, or portions of loans, are charged off in the period that such loans, or portions thereof, are deemed uncollectible. The collectability of individual loans is determined through an estimate of the fair value of the underlying collateral and/or assessment of the financial condition and repayment capacity of the borrower.

Acquired Loans

Acquired loans at December 31, 2015 and 2014 are those associated with our acquisition of Statewide, GSFC, Britton & Koontz and Louisiana Bancorp. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The acquired loans were segregated between those considered to be performing (“acquired performing”) and those with evidence of credit deterioration (“acquired impaired”), and then further segregated into loan pools designed to facilitate the development of expected cash flows. The fair value estimate for each pool of acquired performing and acquired impaired loans was based on the estimate of expected cash flows, both principal and interest, from that pool, discounted at prevailing market interest rates.

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

Certain loans purchased in the Statewide acquisition are covered by loss sharing agreements between the FDIC and the Company. Historically, the Company has referred to loans subject to loss share agreements with the FDIC as “covered loans.” However, in March 2015, a significant portion of the loss share agreements had expired and any future losses on these formerly covered loans are no longer eligible for reimbursement from the FDIC. As of December 31, 2015, only residential mortgage loans acquired from Statewide remained subject to loss sharing agreements with the FDIC. The Company’s remaining loans subject to loss sharing agreements with the FDIC amounted to approximately $3.7 million, or less than 0.2% of the Company’s total loan portfolio, at such date. Given the limited amount of covered loans remaining, the Company is no longer reporting such loans as “covered loans,” and they are included in “acquired loans.”

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

Repossessed Assets

Repossessed assets are recorded at fair value less estimated selling costs at the date acquired or upon receiving new property valuations. Costs relating to the development and improvement of foreclosed property are capitalized, and costs relating to holding and maintaining the property are expensed. Write-downs from cost to fair value at the date~~s~~ of foreclosure are charged against the allowance for loan losses. Valuations are performed periodically and a charge to operations is recorded if the carrying value of a property exceeds its fair value less selling costs. Generally, the Company appraises the property at the time of foreclosure and at least every 12 months following the foreclosure. The Company had $3,128,000 and $5,214,000 of repossessed assets as of December 31, 2015 and 2014, respectively. Repossessed Assets are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

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

Intangible Assets

Intangible assets consist of goodwill, core deposit intangibles and mortgage servicing rights. These assets are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. Goodwill is not amortized but rather is evaluated for impairment at least annually. Core deposit intangibles represent the estimated value related to customer deposit relationships assumed in the Company’s acquisitions. Core deposit intangibles are being amortized over nine to 15 years. The mortgage servicing rights represent servicing assets related to mortgage loans sold and serviced at fair value. Mortgage servicing rights are being amortized over a maximum of 10 years using an accelerated method.

Shareholders’ Equity

Effective January 1, 2015, companies incorporated under Louisiana law became subject to the Louisiana Business Corporation Act. Provisions of the Louisiana Business Corporation Act eliminate the concept of treasury stock and provide that shares reacquired by a company are to be treated as authorized but unissued shares. Accounting principles generally accepted in the United States of America state that accounting for treasury stock shall conform to state law. The Company’s Consolidated Financial Statements at and for the year ended December 31, 2015 reflect this change. As of December 31, 2015, the cost of shares repurchased by the Company has been allocated to common stock, additional paid-in capital and retained earnings.

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

The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2015, 2014, and 2013, the Company did not recognize any interest or penalties in its financial statements, nor has it recorded an accrued liability for interest or penalty payments.

Stock-based Compensation Plans

The Company issues stock options under the 2009 Stock Option Plan and the 2014 Equity Incentive Plan to directors, officers and other key employees. In accordance with the requirements of ASC 718, Compensation – Stock Compensation, the Company has adopted a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured as of the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

The Company may issue restricted stock under the 2009 Recognition and Retention Plan and restricted stock or restricted stock units under the 2014 Equity Incentive Plan for directors, officers and other key employees. Awards under the plans may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned compensation related to these awards is amortized to compensation expense over the service period, which is usually the vesting period. The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock as of the date of grant applied to the total number of shares granted and is amortized over the vesting period.

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

Comprehensive Income

GAAP generally requires that recognized revenues, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheets, such items, along with net earnings, are components of comprehensive income. The tax effect for unrealized gains and losses on investment securities was ($230,670), $598,203 and ($1,413,095) for the periods ending December 31, 2015, 2014 and 2013, respectively. The reclassification adjustment for gains included in net income had a tax effect of ($2,548), ($639) and ($149,870) for the periods ending December 31, 2015, 2014 and 2013. Comprehensive income is reflected in the Consolidated Statements of Comprehensive Income.

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

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. The ASU amendments include changes related to how certain equity investments are measured, recognize changes in the fair value of financial certain liabilities measured under the fair value option, and disclose and present financial assets and liabilities on the Company’s consolidated financial statements. Additionally, the ASU will also require entities to present financial assets and financial liabilities separately, grouped by measurement category and form of financial asset in the statement of financial position or in the accompanying notes to the financial statements. Entities will also no longer have to disclose the methods and significant assumptions for financial instruments measured at amortized cost, but will be required to measure such instruments under the “exit price” notion for disclosure purposes. The ASU is effective for annual and interim periods beginning after December 15, 2017. The adoption of this ASU is not expected to have a material effect on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, “Conforming Amendments Related to Leases”. This ASU amends the codification regarding leases in order to increase transparency and comparability. The ASU requires companies to recognize lease assets and liabilities on the statement of condition and disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. The ASU is effective for annual and interim periods beginning after December 15, 2018. The adoption of this ASU is not expected to have a material effect on our Consolidated Financial Statements.

3. Acquisition Activity

Louisiana Bancorp. On September 15, 2015, the Company completed the acquisition of Louisiana Bancorp, Inc., the former holding company of Bank of New Orleans of Metairie, Louisiana. Shareholders of Louisiana Bancorp received $24.25 per share in cash, resulting in aggregate purchase price of $70,021,000.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. In accordance with ASC 805, the Company recorded goodwill totaling $10,195,000 from the acquisition as a result of consideration transferred over net assets acquired. Both the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values. Identifiable intangible assets, including core deposit intangible assets, were recorded at fair value.

The fair value estimates of Louisiana Bancorp’s assets and liabilities recorded are preliminary and subject to refinement as additional information becomes available. Under current accounting principles, the Company’s estimates of fair values may be adjusted for a period of up to one year from the acquisition date.

The assets acquired and liabilities assumed, as well as the adjustments to record the assets and liabilities at fair value, are presented in the following table as of September 15, 2015.

(dollars in thousands)	As Acquired	Fair Value Adjustments		As recorded by Home Bancorp
Assets
Cash and cash equivalents	$14,098	$—		$14,098
Investment securities	35,794	626	(a)	36,420
Loans	281,909	(326	)(b)	281,583
Repossessed assets	64	1	(c)	65
Office properties and equipment, net	3,349	2,989	(d)	6,338
Core deposit intangible	—	1,586	(e)	1,586
Other assets	10,747	302	(f)	11,049

Total assets acquired	$345,961	$5,178		$351,139

Liabilities
Interest-bearing deposits	$180,318	$37	(g)	$180,355
Noninterest-bearing deposits	28,315	—		28,315
FHLB advances	75,754	203	(h)	75,957
Other liabilities	5,993	693	(i)	6,686

Total liabilities assumed	$290,380	$933		$291,313

Excess of assets acquired over liabilities assumed				59,826
Cash consideration paid				(70,021)

Total goodwill recorded				$10,195

(a)	The adjustment represents the market value adjustments on Louisiana Bancorp’s investments based on their interest rate risk and credit risk.
(b)	The adjustment to reflect the fair value of loans includes:

•	Adjustment of $2.4 million to reflect the removal of Louisiana Bancorp’s allowance for loan losses in accordance with ASC 805.

•	Adjustment of ($2.7 million) for all loans determined not to be within the scope of ASC 310-30. In determining the fair value of the loans which are not within the scope of ASC 310-30, the acquired loan portfolio was evaluated based on risk characteristics and other credit and market criteria to determine a credit quality adjustment to the fair value of the loans acquired. The acquired loan balance was reduced by the aggregate amount of the credit quality adjustment in determining the fair value of the loans.

(c)	The adjustment represents the write up of the book value of Louisiana Bancorp’s repossessed assets to their estimated fair value, as adjusted for estimated costs to sell.
(d)	The adjustment represents the adjustment of Louisiana Bancorp’s office properties and equipment to their estimated fair value at the acquisition date.
(e)	The adjustment represents the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the estimated life of the deposit base of 15 years.
(f)	The adjustment is to record the deferred tax asset on the transaction and the estimated fair value on other assets.
(g)	The adjustment represents the fair value of certificates of deposit acquired based on current interest rates for similar instruments. The adjustment will be recognized using a level yield amortization method based on maturities of the deposit liabilities.
(h)	The adjustment is to record the fair value of FHLB advances acquired at various terms and maturities based on market rates at the acquisition date. The adjustment will be recognized using a level yield amortization method based on maturities of the borrowings.
(i)	The adjustment is to accrue all the liabilities owed by Louisiana Bancorp payable at the acquisition date.

None of the acquired loans were considered impaired as of the date of acquisition.

The following pro forma information for the years 2015 and 2014 reflects the Company’s estimated condensed consolidated results of operations as if the acquisition of Louisiana Bancorp occurred at January 1, 2014, unadjusted for potential cost savings.

(dollars in thousands except per share information)	2015	2014
Net interest income	$62,430	$61,346
Noninterest income	10,115	10,226
Noninterest expense	47,563	49,722
Net income	14,960	12,633
Earnings per share – basic	$2.23	$1.93
Earnings per share – diluted	2.14	1.82

The selected pro forma financial information presented above is for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period.

Britton & Koontz Capital Corporation. On February 14, 2014, the Company acquired Britton & Koontz, the former holding company of Britton & Koontz Bank of Natchez, Mississippi. Assets acquired from Britton & Koontz totaled $298,930,000, which included loans of $162,581,000, investment securities of $97,985,000 and cash of $15,342,000. The Bank also recorded a core deposit intangible asset of $3,030,000 and goodwill of $43,000 relating to the acquisition of Britton & Koontz, and assumed liabilities of $264,458,000, which included $216,600,000 in deposits, $9,252,000 in FHLB advances and $27,291,000 in other borrowings.

Acquired loans which are impaired as of the date of acquisition are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The nonaccretable difference on loans acquired from Britton & Koontz totaled $17,946,000 as of February 14, 2014 and represented an estimate of the undiscounted loss exposure in the acquired loans with deteriorated credit quality as of the acquisition date.

The following table summarizes the accretable yield on the loans acquired from Britton & Koontz with deteriorated credit quality as of February 14, 2014 and the changes therein through December 31, 2015.

(dollars in thousands)	2015	2014
Balance, beginning of period	$(1,824)	$—
Acquisition accretable yield	—	(2,260)
Accretion	590	436
Net transfers from nonaccretable difference to accretable yield	(448)	—

Balance, end of period	$(1,682)	$(1,824)

As of December 31, 2015, the weighted average remaining contractual life of the loan portfolio acquired with deteriorated credit quality from Britton & Koontz was 1.0 year.

GS Financial Corp. On July 15, 2011, the Company acquired GSFC, the former holding company of Guaranty Savings Bank of Metairie, Louisiana. Assets acquired from GSFC totaled $256,677,000, which included loans of $182,440,000, investment securities of $46,481,000 and cash of $9,262,000. The Bank also recorded a core deposit intangible asset of $859,000 and goodwill of $296,000 relating to the acquisition of GSFC, and assumed liabilities of $230,614,000, which included $193,518,000 in deposits and $34,707,000 in FHLB advances.

The nonaccretable difference on loans acquired from GSFC totaled $5,490,000 as of July 15, 2011 and represented an estimate of the undiscounted loss exposure in the acquired loans with deteriorated credit quality as of the acquisition date.

The following table summarizes the accretable yield on the loans acquired from GSFC with deteriorated credit quality as of July 15, 2011 and the changes therein through December 31, 2015.

(dollars in thousands)	2015	2014	2013
Balance, beginning of period	$(1,270)	$(1,281)	$(839)
Acquisition accretable yield	—	—	—
Accretion	2	11	133
Net transfers from nonaccretable difference to accretable yield	1,218	—	(575)

Balance, end of period	$(50)	$(1,270)	$(1,281)

As of December 31, 2015, the weighted average remaining contractual life of the loan portfolio acquired with deteriorated credit quality from GSFC was 5.6 years.

Statewide Bank. On March 12, 2010, the Bank acquired certain assets and liabilities of the former Statewide Bank, a full-service community bank formerly headquartered in Covington, Louisiana, from the FDIC. As a result of the Statewide acquisition, the Bank’s branch office network was expanded to include six branches in the Northshore (of Lake Pontchartrain) region of Louisiana. Assets acquired in the Statewide transaction totaled $188,026,000, which included loans of $110,415,000, investment securities of $24,841,000 and cash of $11,569,000. In addition, the Bank recorded an FDIC Asset, representing the portion of estimated losses covered by loss sharing agreements between the Bank and the FDIC, of $34,422,000. The loss sharing agreements between the Bank and the FDIC afforded us significant protection against losses in the loan portfolio and repossessed assets acquired in the Statewide transaction. The Bank also recorded a core deposit intangible asset of $1,429,000 and goodwill of $560,000 relating to the Statewide acquisition, and assumed liabilities of $223,910,000, which included $206,925,000 in deposits and $16,824,000 in FHLB advances.

The following table summarizes the accretable yield on the loans acquired from Statewide as of December 31, 2011 and the changes therein through December 31, 2015.

(dollars in thousands)	2015	2014	2013
Balance, beginning of period	$(7,706)	$(2,134)	$(3,973)
Acquisition accretable yield	—	—	—
Accretion	3,238	8,121	5,417
Net transfers from nonaccretable difference to accretable yield	203	(13,693)	(3,578)

Balance, end of period	$(4,265)	$(7,706)	$(2,134)

As of December 31, 2015, the weighted average remaining contractual life of loan portfolio acquired with deteriorated credit quality from Statewide was 5.0 years.

4. Investment Securities

Summary information regarding the Company’s investment securities classified as available for sale and held to maturity as of December 31, 2015 and 2014 follows.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2015			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$134,748	$1,464	$287	$447	$135,478
Non-U.S. agency mortgage-backed	6,055	51	—	41	6,065
Municipal bonds	22,453	490	10	—	22,933
U.S. government agency	12,166	145	25	—	12,286

Total available for sale	$175,422	$2,150	$322	$488	$176,762

Held to maturity:
Municipal bonds	$13,927	$239	$45	$—	$14,121

Total held to maturity	$13,927	$239	$45	$—	$14,121

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2014			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$120,009	$1,984	$10	$485	$121,498
Non-U.S. agency mortgage-backed	7,757	61	28	26	7,764
Municipal bonds	24,388	561	2	51	24,896
U.S. government agency	20,639	190	—	186	20,643

Total available for sale	$172,793	$2,796	$40	$748	$174,801

Held to maturity:
Municipal bonds	$11,705	$202	$3	$15	$11,889

Total held to maturity	$11,705	$202	$3	$15	$11,889

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

As of December 31, 2015, 48 of the Company’s debt securities had unrealized losses totaling 1.4% of the individual securities’ amortized cost basis and 0.5% of the Company’s total amortized cost basis of the investment securities portfolio. 13 of the 48 securities had been in a continuous loss position for over 12 months at such date. The 13 securities had an aggregate amortized cost basis and unrealized loss of $16,115,000 and $488,000, respectively, at December 31, 2015. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery. No declines in these 48 securities were deemed to be other-than-temporary.

The amortized cost and estimated fair value by maturity of the Company’s investment securities as of December 31, 2015 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$1	$5,381	$31,930	$98,166	$135,478
Non-U.S. agency mortgage-backed	—	—	—	6,065	6,065
Municipal bonds	930	7,765	12,032	2,206	22,933
U.S. government agency	—	8,016	—	4,270	12,286

Total securities available for sale	$931	$21,162	$43,962	$110,707	$176,762

Securities held to maturity:
Municipal bonds	$237	$1,105	$8,783	$3,996	$14,121

Total securities held to maturity	$237	$1,105	$8,783	$3,996	$14,121

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$1	$5,296	$31,859	$97,592	$134,748
Non-U.S. agency mortgage-backed	—	—	—	6,055	6,055
Municipal bonds	928	7,615	11,809	2,101	22,453
U.S. government agency	—	7,988	—	4,178	12,166

Total securities available for sale	$929	$20,899	$43,668	$109,926	$175,422

Securities held to maturity:
Municipal bonds	$235	$1,088	$8,599	$4,005	$13,927

Total securities held to maturity	$235	$1,088	$8,599	$4,005	$13,927

For the year ended December 31, 2015, the Company recorded gross gains of $8,000 and gross losses of $1,000 related to the sale of investment securities. For the year ended December 31, 2014, the Company recorded gross gains of $2,000 and no gross losses related to the sale of investment securities.

As of December 31, 2015 and 2014, the Company had accrued interest receivable for investment securities of $784,000 and $781,000, respectively.

As of December 31, 2015 and 2014, the Company had $94,661,000 and $76,491,000, respectively, of securities pledged to secure public deposits. As of December 31, 2014, the Company had $21,211,000 of securities pledged to securities sold under repurchase agreements.

5. Loans

The Company’s loans, net of unearned income, consisted of the following as of December 31 of the years indicated.

(dollars in thousands)	2015	2014
Real estate loans:
One- to four-family first mortgage	$391,266	$233,249
Home equity loans and lines	94,060	56,000
Commercial real estate	405,379	352,863
Construction and land	116,775	89,154
Multi-family residential	43,863	27,375

Total real estate loans	1,051,343	758,641

Other loans:
Commercial and industrial	125,108	104,446
Consumer	47,915	45,881

Total other loans	173,023	150,327

Total loans	$1,224,366	$908,968

A summary of activity in the Company’s allowance for loan losses for the years ended December 31, 2015, 2014 and 2013 is as follows.

	For the Year Ended December 31, 2015
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,136	$(62)	$30	$268	$1,372
Home equity loans and lines	442	(15)	20	89	536
Commercial real estate	2,922	—	1	229	3,152
Construction and land	968	—	—	392	1,360
Multi-family residential	192	—	—	(19)	173
Commercial and industrial	1,161	(190)	226	813	2,010
Consumer	521	(130)	1	179	571

Total allowance for loan losses	$7,342	$(397)	$278	$1,951	$9,174

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$174	$(42)	$—	$(40)	$92
Home equity loans and lines	111	(12)	—	125	224
Commercial real estate	—	—	—	—	—
Construction and land	133	(111)	—	35	57
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total allowance for loan losses	$418	$(165)	$—	$120	$373

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,310	$(104)	$30	$228	$1,464
Home equity loans and lines	553	(27)	20	214	760
Commercial real estate	2,922	—	1	229	3,152
Construction and land	1,101	(111)	—	427	1,417
Multi-family residential	192	—	—	(19)	173
Commercial and industrial	1,161	(190)	226	813	2,010
Consumer	521	(130)	1	179	571

Total allowance for loan losses	$7,760	$(562)	$278	$2,071	$9,547

	For the Year Ended December 31, 2014
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$904	$(99)	$—	$331	$1,136
Home equity loans and lines	366	(2)	5	73	442
Commercial real estate	2,528	—	—	394	2,922
Construction and land	977	(19)	—	10	968
Multi-family residential	90	—	—	102	192
Commercial and industrial	1,332	(1,407)	184	1,052	1,161
Consumer	473	(32)	3	77	521

Total allowance for loan losses	$6,670	$(1,559)	$192	$2,039	$7,342

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$184	$(114)	$—	$104	$174
Home equity loans and lines	58	—	—	53	111
Commercial real estate	—	(41)	—	41	—
Construction and land	—	—	—	133	133
Multi-family residential	—	—	—	—	—
Commercial and industrial	6	—	—	(6)	—
Consumer	—	—	—	—	—

Total allowance for loan losses	$248	$(155)	$—	$325	$418

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,088	$(213)	$—	$435	$1,310
Home equity loans and lines	424	(2)	5	126	553
Commercial real estate	2,528	(41)	—	435	2,922
Construction and land	977	(19)	—	143	1,101
Multi-family residential	90	—	—	102	192
Commercial and industrial	1,338	(1,407)	184	1,046	1,161
Consumer	473	(32)	3	77	521

Total allowance for loan losses	$6,918	$(1,714)	$192	$2,364	$7,760

	For the Year Ended December 31, 2013
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$798	$(76)	$—	$182	$904
Home equity loans and lines	322	—	10	34	366
Commercial real estate	2,040	—	—	488	2,528
Construction and land	785	(44)	10	226	977
Multi-family residential	86	—	—	4	90
Commercial and industrial	683	(1,990)	57	2,582	1,332
Consumer	400	(9)	24	58	473

Total allowance for loan losses	$5,114	$(2,119)	$101	$3,574	$6,670

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$184	$(36)	$—	$36	$184
Home equity loans and lines	21	—	—	37	58
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	6	6
Consumer	—	—	—	—	—

Total allowance for loan losses	$205	$(36)	$—	$79	$248

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$982	$(112)	$—	$218	$1,088
Home equity loans and lines	343	—	10	71	424
Commercial real estate	2,040	—	—	488	2,528
Construction and land	785	(44)	10	226	977
Multi-family residential	86	—	—	4	90
Commercial and industrial	683	(1,990)	57	2,588	1,338
Consumer	400	(9)	24	58	473

Total allowance for loan losses	$5,319	$(2,155)	$101	$3,653	$6,918

The Company’s allowance for loan losses and recorded investment in loans as of the periods indicated is as follows.

	As of December 31, 2015
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,338	$34	$92	$1,464
Home equity loans and lines	536	—	224	760
Commercial real estate	3,066	86	—	3,152
Construction and land	1,360	—	57	1,417
Multi-family residential	173	—	—	173
Commercial and industrial	1,977	33	—	2,010
Consumer	571	—	—	571

Total allowance for loan losses	$9,021	$153	$373	$9,547

	As of December 31, 2015
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans (1)	Total
Loans:
One- to four-family first mortgage	$185,802	$78	$205,386	$391,266
Home equity loans and lines	40,251	—	53,809	94,060
Commercial real estate	285,856	181	119,342	405,379
Construction and land	109,007	—	7,768	116,775
Multi-family residential	14,962	—	28,901	43,863
Commercial and industrial	115,360	707	9,041	125,108
Consumer	45,641	—	2,274	47,915

Total loans	$796,879	$966	$426,521	$1,224,366

	As of December 31, 2014
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,136	$—	$174	$1,310
Home equity loans and lines	442	—	111	553
Commercial real estate	2,815	107	—	2,922
Construction and land	968	—	133	1,101
Multi-family residential	192	—	—	192
Commercial and industrial	1,128	33	—	1,161
Consumer	521	—	—	521

Total allowance for loan losses	$7,202	$140	$418	$7,760

	As of December 31, 2014
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans (1)	Total
Loans:
One- to four-family first mortgage	$164,450	$78	$68,721	$233,249
Home equity loans and lines	34,485	—	21,515	56,000
Commercial real estate	279,493	777	72,593	352,863
Construction and land	77,057	—	12,097	89,154
Multi-family residential	16,507	—	10,868	27,375
Commercial and industrial	88,411	1,128	14,907	104,446
Consumer	43,049	—	2,832	45,881

Total loans	$703,452	$1,983	$203,533	$908,968

(1)	$20.0 million and $32.0 million in acquired loans were accounted for under ASC 310-30 at December 31, 2015 and 2014, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent, in part, on values in the real estate market.

Credit quality indicators on the Company’s loan portfolio as of the dates indicated are as follows.

	December 31, 2015
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$183,863	$439	$1,578	$—	$185,880
Home equity loans and lines	39,736	394	121	—	40,251
Commercial real estate	282,963	988	2,086	—	286,037
Construction and land	107,901	—	1,106	—	109,007
Multi-family residential	14,962	—	—	—	14,962
Commercial and industrial	113,108	585	2,374	—	116,067
Consumer	45,133	38	470	—	45,641

Total originated loans	$787,666	$2,444	$7,735	$—	$797,845

Acquired loans:
One- to four-family first mortgage	$200,966	$791	$3,629	$—	$205,386
Home equity loans and lines	53,352	20	437	—	53,809
Commercial real estate	112,802	4,085	2,455	—	119,342
Construction and land	4,573	1,819	1,376	—	7,768
Multi-family residential	27,931	12	958	—	28,901
Commercial and industrial	7,071	1,191	779	—	9,041
Consumer	2,160	51	63	—	2,274

Total acquired loans	$408,855	$7,969	$9,697	$—	$426,521

Total loans:
One- to four-family first mortgage	$384,829	$1,230	$5,207	$—	$391,266
Home equity loans and lines	93,088	414	558	—	94,060
Commercial real estate	395,765	5,073	4,541	—	405,379
Construction and land	112,474	1,819	2,482	—	116,775
Multi-family residential	42,893	12	958	—	43,863
Commercial and industrial	120,179	1,776	3,153	—	125,108
Consumer	47,293	89	533	—	47,915

Total loans	$1,196,521	$10,413	$17,432	$—	$1,224,366

	December 31, 2014
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$161,922	$251	$2,355	$—	$164,528
Home equity loans and lines	33,731	255	499	—	34,485
Commercial real estate	274,878	3,655	1,737	—	280,270
Construction and land	75,888	103	1,066	—	77,057
Multi-family residential	15,642	865	—	—	16,507
Commercial and industrial	88,309	39	1,191	—	89,539
Consumer	42,718	2	329	—	43,049

Total originated loans	$693,088	$5,170	$7,177	$—	$705,435

Acquired loans:
One- to four-family first mortgage	$62,761	$1,007	$4,953	$—	$68,721
Home equity loans and lines	20,842	57	616	—	21,515
Commercial real estate	61,172	2,071	9,350	—	72,593
Construction and land	6,407	1	5,689	—	12,097
Multi-family residential	8,175	923	1,770	—	10,868
Commercial and industrial	13,699	—	1,208	—	14,907
Consumer	2,741	40	51	—	2,832

Total acquired loans	$175,797	$4,099	$23,637	$—	$203,533

Total:
One- to four-family first mortgage	$224,683	$1,258	$7,308	$—	$233,249
Home equity loans and lines	54,573	312	1,115	—	56,000
Commercial real estate	336,050	5,726	11,087	—	352,863
Construction and land	82,295	104	6,755	—	89,154
Multi-family residential	23,817	1,788	1,770	—	27,375
Commercial and industrial	102,008	39	2,399	—	104,446
Consumer	45,459	42	380	—	45,881

Total loans	$868,885	$9,269	$30,814	$—	$908,968

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

•	Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in the collateral values.

•	Substandard loans have an existing specific and well defined weakness that may include poor liquidity and deterioration of financial ratios. The loan may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

In addition, residential loans are classified using an inter-regulatory agency methodology that incorporates, among other factors, the extent of delinquencies and loan-to-value ratios. These classifications were the most current available as of December 31, 2015 and were generally updated within the prior three months. Loans acquired with deteriorated credit quality are excluded from the schedule of credit quality indicators.

Age analysis of past due loans, as of the dates indicated is as follows.

	December 31, 2015
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$2,174	$435	$890	$3,499	$182,381	$185,880
Home equity loans and lines	87	—	121	208	40,043	40,251
Commercial real estate	438	—	602	1,040	284,997	286,037
Construction and land	117	—	87	204	108,803	109,007
Multi-family residential	—	—	—	—	14,962	14,962

Total real estate loans	2,816	435	1,700	4,951	631,186	636,137

Other loans:
Commercial and industrial	411	15	707	1,133	114,934	116,067
Consumer	533	277	358	1,168	44,473	45,641

Total other loans	944	292	1,065	2,301	159,407	161,708

Total originated loans	$3,760	$727	$2,765	$7,252	$790,593	$797,845

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,976	$885	$2,582	$5,443	$199,943	$205,386
Home equity loans and lines	327	40	317	684	53,125	53,809
Commercial real estate	140	6	1,441	1,587	117,755	119,342
Construction and land	592	7	48	647	7,121	7,768
Multi-family residential	—	14	12	26	28,875	28,901

Total real estate loans	3,035	952	4,400	8,387	406,819	415,206

Other loans:
Commercial and industrial	14	7	429	450	8,591	9,041
Consumer	64	4	48	116	2,158	2,274

Total other loans	78	11	477	566	10,749	11,315

Total acquired loans	$3,113	$963	$4,877	$8,953	$417,568	$426,521

Total loans:
Real estate loans:
One- to four-family first mortgage	$4,150	$1,320	$3,472	$8,942	$382,324	$391,266
Home equity loans and lines	414	40	438	892	93,168	94,060
Commercial real estate	578	6	2,043	2,627	402,752	405,379
Construction and land	709	7	135	851	115,924	116,775
Multi-family residential	—	14	12	26	43,837	43,863

Total real estate loans	5,851	1,387	6,100	13,338	1,038,005	1,051,343

Other loans:
Commercial and industrial	425	22	1,136	1,583	123,525	125,108
Consumer	597	281	406	1,284	46,631	47,915

Total other loans	1,022	303	1,542	2,867	170,156	173,023

Total loans	$6,873	$1,690	$7,642	$16,205	$1,208,161	$1,224,366

	December 31, 2014
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$2,056	$90	$1,058	$3,204	$161,324	$164,528
Home equity loans and lines	434	—	65	499	33,986	34,485
Commercial real estate	1,284	—	829	2,113	278,157	280,270
Construction and land	309	—	—	309	76,748	77,057
Multi-family residential	—	—	—	—	16,507	16,507

Total real estate loans	4,083	90	1,952	6,125	566,722	572,847

Other loans:
Commercial and industrial	271	49	451	771	88,768	89,539
Consumer	924	133	329	1,386	41,663	43,049

Total other loans	1,195	182	780	2,157	130,431	132,588

Total originated loans	$5,278	$272	$2,732	$8,282	$697,153	$705,435

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$2,323	$1,341	$2,836	$6,500	$62,221	$68,721
Home equity loans and lines	249	97	220	566	20,949	21,515
Commercial real estate	4,551	1	1,840	6,392	66,201	72,593
Construction and land	499	755	702	1,956	10,141	12,097
Multi-family residential	1,052	25	319	1,396	9,472	10,868

Total real estate loans	8,674	2,219	5,917	16,810	168,984	185,794

Other loans:
Commercial and industrial	177	392	336	905	14,002	14,907
Consumer	47	33	41	121	2,711	2,832

Total other loans	224	425	377	1,026	16,713	17,739

Total acquired loans	$8,898	$2,644	$6,294	$17,836	$185,697	$203,533

Total loans:
Real estate loans:
One- to four-family first mortgage	$4,379	$1,431	$3,894	$9,704	$223,545	$233,249
Home equity loans and lines	683	97	285	1,065	54,935	56,000
Commercial real estate	5,835	1	2,669	8,505	344,358	352,863
Construction and land	808	755	702	2,265	86,889	89,154
Multi-family residential	1,052	25	319	1,396	25,979	27,375

Total real estate loans	12,757	2,309	7,869	22,935	735,706	758,641

Other loans:
Commercial and industrial	448	441	787	1,676	102,770	104,446
Consumer	971	166	370	1,507	44,374	45,881

Total other loans	1,419	607	1,157	3,183	147,144	150,327

Total loans	$14,176	$2,916	$9,026	$26,118	$882,850	$908,968

As of December 31, 2015 and 2014, the Company did not have any loans greater than 90 days past due which were accruing interest.

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. The Company evaluates loans for impairment on an individual basis when it believes that there is a potential for loss. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. The following is a summary of information pertaining to the Company’s impaired loans, excluding acquired loans, as of the dates indicated.

	For the Year Ended December 31, 2015
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$72	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	213	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$285	$—

With an allowance recorded:
One- to four-family first mortgage	$78	$78	$34	$6	$5
Home equity loans and lines	—	—	—	—	—
Commercial real estate	181	181	86	461	11
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	707	707	33	729	39
Consumer	—	—	—	—	—

Total	$966	$966	$153	$1,196	$55

Total impaired loans:
One- to four-family first mortgage	$78	$78	$34	$78	$5
Home equity loans and lines	—	—	—	—	—
Commercial real estate	181	181	86	461	11
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	707	707	33	942	39
Consumer	—	—	—	—	—

Total	$966	$966	$153	$1,481	$55

	For the Year Ended December 31, 2014
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$78	$78	$—	$214	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	64	—
Construction and land	—	—	—	15	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	398	398	—	494	4
Consumer	—	—	—	—	—

Total	$476	$476	$—	$787	$4

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	777	777	107	239	10
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	730	730	33	923	40
Consumer	—	—	—	—	—

Total	$1,507	$1,507	$140	$1,162	$50

Total impaired loans:
One- to four-family first mortgage	$78	$78	$—	$214	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	777	777	107	303	10
Construction and land	—	—	—	15	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,128	1,128	33	1,417	44
Consumer	—	—	—	—	—

Total	$1,983	$1,983	$140	$1,949	$54

The Company reviews its significant nonaccrual loans for specific impairment in accordance with its allowance for loan loss methodology. If it is determined that losses are probable when other credit quality indicators are considered, the loan is considered impaired and the Company specifically allocates a portion of the allowance for loan losses to these loans. A summary of information pertaining to the Company’s nonaccrual loans as of December 31, 2015 and 2014 is as follows.

	December 31, 2015			December 31, 2014
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans:
One- to four-family first mortgage	$928	$2,649	$3,577	$1,429	$5,072	$6,501
Home equity loans and lines	121	412	534	65	482	547
Commercial real estate	1,671	2,526	4,197	829	5,498	6,327
Construction and land	87	121	207	—	5,356	5,356
Multi-family residential	—	763	763	—	1,770	1,770
Commercial and industrial	2,374	610	2,984	1,191	1,168	2,359
Consumer	470	81	552	329	92	421

Total	$5,651	$7,162	$12,813	$3,843	$19,438	$23,281

(1)	Nonaccrual acquired loans accounted for under ASC 310-30 totaled $4.6 million and $11.8 million as of December 31, 2015 and 2014, respectively.

As of December 31, 2015, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

As of December 31, 2015 and 2014, the Company had accrued interest receivable for loans of $3,940,000 and $3,179,000, respectively.

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

Information about the Company’s TDRs is presented in the following tables.

	As of December 31, 2015
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$281	$—	$38	$319
Home equity loans and lines	383	—	3	386
Commercial real estate	107	—	1,069	1,176
Construction and land	—	—	87	87
Multi-family residential	—	—	—	—

Total real estate loans	771	—	1,197	1,968

Other loans:
Commercial and industrial	—	—	2,374	2,374
Consumer	27	—	142	169

Total other loans	27	—	2,516	2,543

Total loans	$798	$—	$3,713	$4,511

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$419	$73	$15	$507
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	1,192	1,192
Construction and land	—	—	52	52
Multi-family residential	—	—	—	—

Total real estate loans	419	73	1,259	1,751

Other loans:
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—

Total other loans	—	—	—	—

Total loans	$419	$73	$1,259	$1,751

Total loans:
Real estate loans:
One- to four-family first mortgage	$700	$73	$53	$826
Home equity loans and lines	383	—	3	386
Commercial real estate	107	—	2,261	2,368
Construction and land	—	—	139	139
Multi-family residential	—	—	—	—

Total real estate loans	1,190	73	2,456	3,719

Other loans:
Commercial and industrial	—	—	2,374	2,374
Consumer	27	—	142	169

Total other loans	27	—	2,516	2,543

Total loans	$1,217	$73	$4,972	$6,262

	As of December 31, 2014
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$—	$—	$291	$291
Home equity loans and lines	—	—	—	—
Commercial real estate	111	—	—	111
Construction and land	103	—	—	103
Multi-family residential	—	—	—	—

Total real estate loans	214	—	291	505

Other loans:
Commercial and industrial	—	—	730	730
Consumer	—	—	—	—

Total other loans	—	—	730	730

Total loans	$214	$—	$1,021	$1,235

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$432	$77	$49	$558
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	967	967
Construction and land	—	—	117	117
Multi-family residential	—	—	—	—

Total real estate loans	432	77	1,133	1,642

Other loans:
Commercial and industrial	—	—	—	—
Consumer	2	—	2	4

Total other loans	2	—	2	4

Total loans	$434	$77	$1,135	$1,646

Total loans:
Real estate loans:
One- to four-family first mortgage	$432	$77	$340	$849
Home equity loans and lines	—	—	—	—
Commercial real estate	111	—	967	1,078
Construction and land	103	—	117	220
Multi-family residential	—	—	—	—

Total real estate loans	646	77	1,424	2,147

Other loans:
Commercial and industrial	—	—	730	730
Consumer	2	—	2	4

Total other loans	2	—	732	734

Total loans	$648	$77	$2,156	$2,881

A summary of information pertaining to modified terms of loans, as of the date indicated is as follows.

	As of December 31, 2015			As of December 31, 2014
(dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructurings:
One- to four-family first mortgage	5	$987	$826	5	$1,007	$849
Home equity loans and lines	2	386	386	—	—	—
Commercial real estate	6	2,513	2,368	2	1,088	1,078
Construction and land	2	469	139	2	494	220
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	15	2,715	2,374	1	761	730
Other consumer	4	185	169	2	29	4

Total	34	$7,255	$6,262	12	$3,379	$2,881

None of the performing troubled debt restructurings as of December 31, 2015 has defaulted subsequent to the restructuring through the date the financial statements were available to be issued. The Company restructured, as a TDR, 25 loans totaling $3,645,000 during 2015 and one loan totaling $730,000 during 2014.

6. Loan Servicing

Mortgage loans sold to and serviced for others are not included in the accompanying statements of financial condition. The unpaid principal balances of these loans as of December 31 of the years indicated are summarized as follows:

(dollars in thousands)	2015	2014
Mortgage loans sold to Federal Home Loan Mortgage Corporation without recourse	$7,710	$10,821
Mortgage loans sold to Federal National Mortgage Association without recourse	217,869	92,626
Mortgage loans sold to Federal Home Loan Bank without recourse	800	—

Balance, end of period	$226,379	$103,447

The Company records servicing assets related to mortgage loans sold and serviced at fair value and will amortize these servicing assets over the period of estimated net servicing income associated with each loan. Management assesses servicing assets for potential impairment annually. Activity related to servicing assets for the years ended December 31, 2015, 2014 and 2013 is summarized as follows.

(dollars in thousands)	2015	2014	2013
Balance at the beginning of the year	$356	$516	$611
Recognition of servicing assets from the transfer of financial assets	18	—	101
Acquired from LABC, at fair value	682	—	—
Amortization	(180)	(160)	(196)

Balance, end of period	$876	$356	$516

Fair value, end of period	$1,561	$629	$1,009

Custodial and escrow account balances maintained in connection with the foregoing loan servicing arrangements were $1,336,000 and $1,044,000 as of December 31, 2015 and 2014, respectively.

7. Office Properties and Equipment

Office properties and equipment consisted of the following as of December 31 of the years indicated.

(dollars in thousands)	2015	2014
Land	$14,049	$12,224
Buildings and improvements	31,084	29,252
Furniture and equipment	10,917	11,403

Total office properties and equipment	56,050	52,879
Less accumulated depreciation	15,234	14,914

Total office properties and equipment, net	$40,816	$37,965

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $1,807,000, $1,738,000 and $1,421,000, respectively.

8. Goodwill and Intangibles

The carrying amount of the Company’s goodwill was $11,095,000 and $899,000 as of December 31, 2015 and 2014, respectively.

A summary of the Company’s core deposit intangible assets as of December 31 of the years indicated follows.

(dollars in thousands)	2015	2014
Gross carrying amount	$3,367	$1,053
Core deposit intangibles acquired during the year	1,586	3,030
Less amortization	(744)	(716)

Total core deposit intangible asset	$4,209	$3,367

Amortization expense on the Company’s core deposit intangible assets for the years ended December 31, 2015, 2014 and 2013 was $744,000, $716,000 and $332,000, respectively.

The carrying amount of the Company’s mortgage servicing asset as of December 31, 2015, 2014 and 2013 was $876,000, $356,000 and $516,000, respectively.

9. Deposits

The Company’s deposits consisted of the following major classifications as of December 31 of the years indicated.

(dollars in thousands)	2015	2014
Demand deposit accounts	$296,617	$267,660
Savings	109,393	81,145
Money market accounts	293,637	219,456
NOW accounts	267,707	204,536
Certificates of deposit	276,863	220,775

Total deposits	$1,244,217	$993,572

As of December 31, 2015, the scheduled maturities of the Company’s certificates of deposit are as follows.

(dollars in thousands)	Amount
2015	$164,500
2016	59,267
2017	21,111
2018	11,561
2019	9,050
Thereafter	11,374

Total certificates of deposit	$276,863

As of December 31, 2015 and 2014, the aggregate amount of certificates of deposit with balances of $250,000 or more was $27,272,000 and $20,179,000, respectively.

10. Short-term FHLB Advances

As of December 31, 2015, the Company’s short-term FHLB advances totaled $39,939,000, compared to $31,000,000 as of December 31, 2014. For the years ended December 31, 2015 and 2014, the average volume of short-term FHLB advances carried by the Company was $19,466,000 and $81,173,000, respectively.

Collateral for short and long-term FHLB advances is secured through a blanket lien evidenced by the Bank’s pledge of first mortgage collateral, demand deposit accounts, capital stock and certain other assets pursuant to the “Advances, Collateral Pledge and Security Agreement.” Under this collateral pledge agreement, the Bank must meet all statutory and regulatory capital standards and must meet all FHLB credit underwriting standards. Management believes that the Bank was in compliance with all such requirements as of December 31, 2015 and 2014.

As of December 31, 2015 and 2014, the Bank had $480,654,000 and $423,182,000, respectively, of additional FHLB advances available. As of December 31, 2015, the Company had $542,674,000 of loans pledged through the Bank’s blanket lien.

11. Long-term FHLB Advances

As of December 31, 2015 and 2014, the Company’s long-term FHLB advances totaled $85,213,000 and $16,500,000, respectively. The following table summarizes long-term advances as of December 31, 2015.

(dollars in thousands)	Amount	Weighted Average Rate
Fixed rate advances maturing in:
2016	$5,358	1.09%
2017	22,854	2.19
2018	5,986	1.32
2019	12,551	1.68
2020	32,622	1.60
Thereafter	5,842	2.18

Total long-term FHLB advances	$85,213	1.76%

12. Securities Sold Under Repurchase Agreement

At December 31, 2014, the Company’s securities sold under repurchase agreement were $20,371,000. The repurchase agreement was acquired in the acquisition of Britton & Koontz with an effective interest rate of 0.36%, which matured in July 2015. The repurchase agreement was secured by various investment securities of U.S. Government obligations and obligations of other U.S. Government agencies. These securities totaled $21,211,000 at December 31, 2014 and had coupon rates ranging from 1.25% to 3.75% with maturity dates ranging from 2016 to 2028.

13. Income Taxes

The Company files federal income tax returns on a calendar year basis. Income tax (benefit) expense for the years indicated is summarized as follows:

(dollars in thousands)	2015	2014	2013
Current	$6,040	$4,690	$5,001
Deferred	631	516	(1,265)

Total income tax expense	$6,671	$5,206	$3,736

The components of the Company’s net deferred tax asset as of December 31 of the years indicated are as follows:

(dollars in thousands)	2015	2014
Deferred tax assets:
Provision for loan losses	$3,341	$2,716
Discount on purchased loans	1,278	1,999
Borrowings	—	130
Acquired tax credits	1,069	1,931
Salary continuation plan	929	538
Mortgage servicing rights	150	—
Deferred compensation	120	119
Stock-based compensation	730	710
Real estate owned	143	458
Other	1,808	880

Deferred tax assets	$9,568	$9,481

Deferred tax liabilities:
FHLB stock dividends	$(60)	$(7)
Accumulated depreciation	(2,963)	(1,297)
Intangible assets	(898)	(545)
Unrealized gain on securities available for sale	(469)	(703)
Mortgage servicing rights	—	(125)
Premium on investment securities acquired	(760)	(446)
Other	(1,721)	(84)

Deferred tax liabilities	(6,871)	(3,207)

Net deferred tax asset	$2,697	$6,274

For the years ended December 31, 2015, 2014 and 2013, the Company’s provision for federal income taxes differed from the amount computed by applying the federal income tax statutory rate of 35% on income from operations as indicated in the following analysis:

(dollars in thousands)	2015	2014	2013
Federal tax based on statutory rate	$6,706	$5,263	$3,857
State tax based on statutory rate	60	41	10
(Decrease) increase resulting from:
Effect of tax-exempt income	(242)	(225)	(294)
Changes the cash surrender value of bank owned life insurance	(176)	(160)	(162)
Nondeductible merger-related expenses	261	52	62
Nondeductible share based compensation expense	178	203	230
Other	(116)	32	33

Income tax expense	$6,671	$5,206	$3,736

Effective tax rate	34.7%	34.5%	33.9%

Retained earnings as of December 31, 2015 and 2014, included $5,837,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than bad debt losses would create income for tax purposes only, which would be subject to the then-current federal statutory income tax rate. The unrecorded deferred income tax liability on the above amount was $1,985,000 as of December 31, 2015 and 2014. Current accounting standards do not require the accrual of this deferred tax amount to be recorded unless it is probable that the reserve (for tax purposes) will be significantly depleted by loan losses deductible for tax purposes in the future. Based on current estimates of losses within the Company’s loan portfolio, accrual of the deferred tax liability associated with this reserve was not required as of December 31, 2015 and 2014.

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

	Contract Amount
(dollars in thousands)	2015	2014
Standby letters of credit	$3,764	$5,405
Available portion of lines of credit	127,393	107,242
Undisbursed portion of loans in process	73,699	54,200
Commitments to originate loans	89,653	96,506

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

15. Regulatory Matters

The Bank is subject to regulatory capital requirements administered by the OCC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

In July 2013, the Federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating components of capital and of computing risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions and top-tier bank holding companies with total consolidated assets of $1.0 billion or more. The rule establishes a new common equity Tier 1 minimum capital requirement, increases the minimum capital ratios and assigns a higher risk weight to certain assets based on the risk associated with these assets. The final rule includes transition periods that generally implement the new regulations over a five year period. These changes began phasing in beginning in January 2015.

Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to average assets and risk-weighted assets (as defined). Management believes, as of December 31, 2015 and 2014, that the Company and the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2015 and 2014, the most recent notification from the OCC categorized the Bank as “well capitalized” under the OCC regulatory classification framework. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and tangible capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table.

(dollars in thousands)	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2015
Company
Tier 1 risk-based capital:	151,221	13.05%	69,534	6.0%	N/A	N/A
Total risk-based capital:	160,769	13.87%	92,712	8.0%	N/A	N/A
Tier 1 leverage capital:	151,221	9.82%	61,569	4.0%	N/A	N/A
Bank
Common Equity Tier 1 (to risk-weighted assets):	$134,348	11.61%	$52,087	4.5%	$75,237	6.5%
Tier 1 risk-based capital:	134,348	11.61%	69,449	6.0%	92,599	8.0%
Total risk-based capital:	143,895	12.43%	92,599	8.0%	115,749	10.0%
Tier 1 leverage capital:	134,348	8.74%	61,512	4.0%	76,890	5.0%
December 31, 2014
Bank
Tier 1 risk-based capital:	$145,325	16.94%	$34,303	4.0%	$51,454	6.0%
Total risk-based capital:	153,085	17.85%	68,605	8.0%	85,757	10.0%
Tier 1 leverage capital:	145,325	11.96%	48,603	4.0%	60,755	5.0%

16. Benefit Plans

401(k) Match and Profit Sharing Plan

The Company’s 401(k) defined contribution plan allows its participants to contribute up to 75% of their pretax earnings on a tax-deferred basis up to the statutory limit, and the Company contributes a matching contribution on behalf of plan participants limited to 4% of the employees’ salaries. For the years ended December 31, 2015, 2014 and 2013, the Company made contributions of $596,000, $524,000 and $335,000, respectively, in connection with the plans, which is included in compensation and benefits expense in the accompanying statements of income.

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

Compensation cost related to the ESOP was $795,000, $756,000 and $653,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The fair value of the unearned ESOP shares, using the closing quoted market price per share as of year-end, was approximately $11,828,000 and $11,263,000 as of December 31, 2015 and 2014, respectively. A summary of the ESOP share allocation as of December 31, 2015 follows.

	2015	2014
Shares allocated, beginning of year	198,836	171,945
Shares allocated during the year	35,708	35,708
Shares distributed during the year	(15,129)	(8,817)

Allocated shares held by ESOP trust as of year end	219,415	198,836
Unallocated shares	455,271	490,978

Total ESOP shares	674,686	689,814

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

Britton & Koontz had two salary continuation agreements funded in the amount of $465,000 at the time of acquisition in February 2014. The Bank will pay former executives of Britton & Koontz or their beneficiary over the next 15 years. Louisiana Bancorp also had two salary continuation agreements funded in the amount of $1,200,000 at the time of acquisition in September 2015. The Bank will pay former executives of Louisiana Bancorp or their beneficiary within the next year. The Company had an outstanding liability totaling $2,868,000 and $1,537,000 as of December 31, 2015 and 2014, respectively, in connection with the agreements.

17. Stock-based Payment Arrangements

The Company’s shareholders approved the 2009 Stock Option Plan (the “SOP”) and the 2009 Recognition and Retention Plan (the “RRP”) on May 12, 2009 to provide incentives and awards for directors, officers and other key employees of the Company and its subsidiary. A maximum of 892,687 shares of Company common stock were reserved for issuance upon the exercise of options granted under the 2009 SOP. A total of 357,075 shares of the Company’s outstanding common stock, or 4% of total shares outstanding at the time the RRP was implemented, were approved for restricted stock awards under the RRP. On May 6, 2014, the Company’s shareholders approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan authorizes the granting of stock options, restricted stock units, and other awards to directors, officers and other key employees. The aggregate number of shares of our common stock reserved and available for issuance pursuant to awards granted under the 2014 Plan is 350,000. These plans are administered by a committee appointed by the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards. In accordance with ASC 718, the Company adopted a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured as of the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Stock Option Plans

The Company issues stock options under the 2009 SOP and the 2014 Plan to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years. All stock options granted have been issued with vesting periods of five years with accelerated vesting provided under certain circumstances. As of December 31, 2015, options to acquire 561,583 shares were outstanding under the 2009 SOP and the 2014 Plan.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. This model requires management to make certain assumptions, including the expected life of the option, the risk-free rate of interest, the expected volatility and the expected dividend yield. The following assumptions were made in estimating 2015 fair values:

Expected dividends	1.3%
Expected volatility	21.62%
Risk-free interest rate	1.9%
Expected term (in years)	6.5

As of December 31, 2015, there was $288,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a period of 3.4 years.

For the years ended December 31, 2015, 2014 and 2013, the Company recognized $70,000, $295,000 and $681,000, respectively, in compensation cost related to stock options, which is included in compensation and benefits expense in the accompanying consolidated statements of income.

The following table represents stock option activity for the year ended December 31, 2015.

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)
Outstanding as of January 1, 2015	793,170	$11.92	$3.90
Granted	42,910	22.35	4.80
Exercised	(271,597)	11.56	3.78
Forfeited	(3,200)	14.35	4.88

Outstanding as of December 31, 2015	561,283	$12.87	$4.02	4.2

Exercisable as of December 31, 2015	492,473	$11.82	$3.87	3.6

Restricted Stock Plans

The Company has issued restricted stock under the 2009 RRP to directors, officers and other key employees. During 2009, the Company purchased in the open market all shares required to fund the 2009 RRP at an average cost of $11.81 per share. As of December 31, 2015, the cost of such shares held by the 2009 RRP totaled $158,590, which is included in the Company’s unallocated common stock held by the RRP in the consolidated statements of financial condition. Under the 2014 Plan, the Company may issue restricted stock units, restricted stock awards, options and other awards.

Awards under the 2009 RRP and the 2014 Plan may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned compensation related to these awards is amortized to compensation expense over the five-year vesting period. The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock as of the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of December 31, 2015, unearned share-based compensation associated with these awards totaled $582,000.

For the years ended December 31, 2015, 2014 and 2013, the Company recognized $51,000, $401,000 and $793,000, respectively, in compensation cost related to restricted stock and restricted stock units, which is included in compensation and benefits expense in the accompanying consolidated statements of income.

The following table represents unvested restricted stock activity in for the year ended December 31, 2015.

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, beginning of year	10,898	$16.74
Granted	24,615	22.26
Forfeited	(400)	14.35
Released	(3,700)	16.10

Balance, end of period	31,413	$21.17

18. Earnings Per Share

Earnings per common share was computed based on the following:

	Years Ended December 31,
(in thousands, except per share data)	2015	2014	2013
Numerator:
Income applicable to common shares	$12,550	$9,872	$7,294

Denominator:
Weighted average common shares outstanding	6,708	6,553	6,591
Effect of dilutive securities:
Restricted stock	4	25	55
Stock options	289	355	262

Weighted average common shares outstanding - assuming dilution	7,001	6,933	6,908

Earnings per common share	$1.87	$1.51	$1.11

Earnings per common share - assuming dilution	$1.79	$1.42	$1.06

Options on 45,877, 26,500 and 52,633 shares of common stock were not included in computing diluted earnings per share for the years ended December 31, 2015, 2014 and 2013, respectively, because the effect of these shares were anti-dilutive.

19. Related Party Transactions

Certain directors and officers of the Company are customers of the Company. Loan transactions with directors, officers and employees are made on the same terms as those prevailing at the time for comparable loans to other persons. Loans outstanding to directors, executive officers and their affiliates totaled $7,590,000 and $7,279,000 as of December 31, 2015 and 2014, respectively. A summary of related party loan activity during 2015 follows.

(dollars in thousands)
Balance, beginning of year	$7,279
New loans	2,365
Repayments, net	(2,054)

Balance, end of year	$7,590

None of the related party loans were identified as impaired or exceeded 5% of shareholders’ equity for the years ended 2015 or 2014.

Related party deposits totaled $28,904,000 and $8,312,000 as of December 31, 2015 and 2014, respectively.

20. Fair Value Disclosures

The Company values its financial assets and liabilities measured at fair value in three levels as required by ASC 820, Fair Value Measurements and Disclosures. Under this guidance, fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the inputs used to develop those assumptions and measure fair value. The hierarchy requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of December 31, 2015, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets and liabilities measured on a recurring basis as of December 31, 2015 and 2014 aggregated by the level in the fair value hierarchy in which these measurements fall.

(dollars in thousands)	December 31, 2015	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$135,478	$—	$135,478	$—
Non-U.S. agency mortgage-backed	6,065	—	6,065	—
Municipal bonds	22,933	—	22,933	—
U.S. government agency	12,286	—	12,286	—

Total	$176,762	$—	$176,762	$—

(dollars in thousands)	December 31, 2014	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$121,498	$—	$121,498	$—
Non-U.S. agency mortgage-backed	7,764	—	7,764	—
Municipal bonds	24,896	—	24,896	—
U.S. government agency	20,643	—	20,643	—

Total	$174,801	$—	$174,801	$—

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

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2015	Level 1	Level 2	Level 3
Assets
Acquired loans with deteriorated credit quality	$19,859	$—	$—	$19,859
Impaired loans excluding acquired loans	813	—	—	813
Repossessed assets	3,128	—	—	3,128

Total	$23,800	$—	$—	$23,800

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2014	Level 1	Level 2	Level 3
Assets
Acquired loans with deteriorated credit quality	$31,908	$—	$—	$31,908
Impaired loans excluding acquired loans	1,843	—	—	1,843
Repossessed assets	5,214	—	—	5,214

Total	$38,965	$—	$—	$38,965

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

The carrying value of mortgage loans held for sale are recorded at the lower of aggregate cost or market value, which is a reasonable estimate of fair value.

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

The fair value of off-balance sheet financial instruments as of December 31, 2015 and 2014 was immaterial.

		Fair Value Measurements at December 31, 2015
	Carrying
(dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$24,798	$24,798	$24,798	$—	$—
Interest-bearing deposits in banks	5,144	5,144	5,144	—	—
Investment securities available for sale	176,762	176,762	—	176,762	—
Investment securities held to maturity	13,927	14,121	—	14,121	—
Mortgage loans held for sale	5,651	5,651	—	5,651	—
Loans, net	1,214,818	1,216,370	—	—	1,216,370
Cash surrender value of BOLI	19,667	19,667	19,667	—	—
Financial Liabilities
Deposits	$1,244,217	$1,243,698	$—	$1,243,698	$—
Short-term FHLB advances	39,939	39,939	39,939	—	—
Long-term FHLB advances	85,213	84,711	—	84,711	—
Securities sold under repurchase agreements	—	—	—	—	—

		Fair Value Measurements at December 31, 2014
	Carrying
(dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$29,078	$29,078	$29,078	$—	$—
Interest-bearing deposits in banks	5,526	5,526	5,526	—	—
Investment securities available for sale	174,801	174,801	—	174,801	—
Investment securities held to maturity	11,705	11,889	—	11,889	—
Mortgage loans held for sale	4,517	4,517	—	4,517	—
Loans, net	901,208	908,346	—	—	908,346
Cash surrender value of BOLI	19,163	19,163	19,163	—	—
Financial Liabilities
Deposits	$993,573	$993,994	$—	$924,816	$69,178
Short-term FHLB advances	31,000	31,000	31,000	—	—
Long-term FHLB advances	16,500	16,987	—	16,987	—
Securities sold under repurchase agreements	20,371	20,371	—	—	20,371

21. Condensed Parent Company Only Financial Statements

Condensed financial statements of Home Bancorp, Inc. (parent company only) are shown below. The parent company has no significant operating activities.

Condensed Balance Sheets

December 31, 2015 and 2014

(dollars in thousands)	2015	2014
Assets
Cash in bank	$19,512	$2,668
Investment in subsidiary	148,172	150,883
Other assets	1,333	708

Total assets	$169,017	$154,259

Liabilities	$3,971	$115
Shareholders’ equity	165,046	154,144

Total liabilities and shareholders’ equity	$169,017	$154,259

Condensed Statements of Operations

For the Years Ended December 31, 2015, 2014 and 2013

(dollars in thousands)	2015	2014	2013
Operating income
Interest income	$—	$1	$44
Gain on sale of investment	—	—	241
Dividend from subsidiary	72,500	40,000	—

Total operating income	72,500	40,001	285

Operating expenses
Interest expenses	—	5	—
Other expenses	142	147	155

Total operating expenses	142	152	155

Income before income tax expense and equity in undistributed earnings of subsidiary	72,358	39,849	130
Income tax (benefit) expense	(57)	(61)	52

Income before equity in undistributed earnings of subsidiary	72,415	39,910	78
(Dividends received in excess of earnings of subsidiary) Undistributed earnings of subsidiary	(59,865)	(30,038)	7,216

Net income	$12,550	$9,872	$7,294

Condensed Statements of Cash Flows

For the Years Ended December 31, 2015, 2014 and 2013

(dollars in thousands)	2015	2014	2013
Cash Flows from Operating Activities
Net income	$12,550	$9,872	$7,294
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/discount on investments	—	—	(3)
Gain on sale of investment securities	—	—	(241)
Non-cash compensation	999	805	652
Increase in accrued interest and other assets	(624)	(58)	(21)
Dividends received in excess of earnings from subsidiary (undistributed earnings in subsidiary)	59,865	30,038	(7,216)
Increase (decrease) in accrued expenses and other liabilities	3,855	(226)	(189)

Net Cash Provided by Operating Activities	76,645	40,431	276

Cash Flows from Investing Activities
Proceeds from prepayment on available for sale securities	—	—	312
Proceeds from sale of available for sale securities	—	—	3,837
Net cash paid in acquisitions	(57,455)	(37,597)	—

Net Cash Provided by (Used in) Investing Activities	(57,455)	(37,597)	4,149

Cash Flows from Financing Activities
Proceeds from exercise of stock options	3,282	581	91
Payment of dividends on common stock	(2,162)	(499)	—
Purchase of Company’s common stock	(3,466)	(561)	(6,291)

Net Cash Used in Financing Activities	(2,346)	(479)	(6,200)

Net Increase (Decrease) in Cash and Cash Equivalents	16,844	2,355	(1,775)
Cash and Cash Equivalents as of Beginning of Period	2,668	313	2,088

Cash and Cash Equivalents as of End of Period	$19,512	$2,668	$313

22. Consolidated Quarterly Results of Operations (unaudited)

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2015
Total interest income	$13,305	$13,588	$14,425	$17,092
Total interest expense	814	823	894	1,335

Net interest income	12,491	12,765	13,531	15,757
Provision for loan losses	538	294	569	670

Net interest income after provision for loan losses	11,953	12,471	12,962	15,087
Noninterest income	2,079	2,039	2,197	2,455
Noninterest expense	9,719	10,228	10,522	11,553

Income before income taxes	4,313	4,282	4,637	5,989
Income tax expense	1,465	1,441	1,739	2,026

Net income	$2,848	$2,841	$2,898	$3,963

Earnings per share – basic	$0.43	$0.42	$0.43	$0.59

Earnings per share – diluted	$0.41	$0.41	$0.41	$0.56

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2014
Total interest income	$12,566	$13,940	$14,068	$13,749
Total interest expense	755	838	856	835

Net interest income	11,811	13,102	13,212	12,914
Provision for loan losses	145	811	892	516

Net interest income after provision for loan losses	11,666	12,291	12,320	12,398
Noninterest income	1,656	2,252	2,161	2,106
Noninterest expense	11,257	10,370	9,968	10,177

Income before income taxes	2,065	4,173	4,513	4,327
Income tax expense	631	1,420	1,637	1,518

Net income	$1,434	$2,753	$2,876	$2,809

Earnings per share – basic	$0.22	$0.42	$0.44	$0.43

Earnings per share – diluted	$0.21	$0.40	$0.41	$0.40

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2015. Our independent registered public accountants have issued an audit report on the company’s internal control over financial reporting. This report appears on pages 39 and 40.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC for the 2016 Annual Meeting of Shareholders to be held in May 2016 (the “Proxy Statement”).

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

Equity Compensation Plan Information. The following table provides information as of December 31, 2015 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2009 Stock Option Plan, 2009 Recognition and Retention Plan and the 2014 Equity Incentive Plan, each of which was approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	593,696	(1)	$12.85	(1)	308,997
Equity compensation plans not approved by security holders	—		—		—

Total	593,696		$12.85		308,997

(1)	Includes 8,598 shares subject to restricted stock grants and 22,815 restricted share units which were not vested as of December 31, 2015. The weighted-average exercise price excludes such restricted stock grants.

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

(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location

3.1	Articles of Incorporation of Home Bancorp, Inc.	(1)

3.2	Amended and Restated Bylaws of Home Bancorp, Inc.	(2)

4.0	Form of Stock Certificate of Home Bancorp, Inc.	(1)

10.1	Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(1)

10.2	Salary Continuation Agreement by and between Home Bank and Darren E. Guidry*	(1)

10.3	Amendment No. 1 to the Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(3)

10.4	Amendment No. 1 to the Salary Continuation Agreement by and between Home Bank and Darren E. Guidry*	(3)

10.5	2005 Directors’ Deferral Plan*	(3)

10.6	Amended and Restated Employment Agreement by and between Home Bank and John W. Bordelon*	(4)

10.7	Amended and Restated Employment Agreement by and between Home Bancorp, Inc. and John W. Bordelon*	(4)

No.	Description	Location

10.8	Amended and Restated Employment Agreement by and between Home Bank and Darren E. Guidry*	(4)

10.9	Amended and Restated Employment Agreement by and between Home Bank and Joseph B. Zanco*	(4)

10.10	Home Bancorp, Inc. 2009 Stock Option Plan*	(5)

10.11	Home Bancorp, Inc. 2009 Recognition and Retention Plan and Trust Agreement*	(6)

10.12	Employment Agreement by and between Home Bank and Scott A. Ridley*	(7)

10.13	Home Bancorp, Inc. 2014 Equity Incentive Plan*	(8)

10.14	Amendment to the Amended and Restated Employment Agreement between Home Bancorp, Inc. and John W. Bordelon*	(9)

10.15	Amendment to the Amended and Restated Employment Agreement between Home Bank and John W. Bordelon*	(9)

10.16	Amendment to the Amended and Restated Employment Agreement between Home Bank and Darren E. Guidry*	(9)

10.17	Amendment to the Employment Agreement between Home Bank and Scott A. Ridley*	(9)

10.18	Amendment to the Amended and Restated Employment Agreement between Home Bank and Joseph B. Zanco*	(9)

10.19	Employment Agreement between Home Bank, N.A. and Jason P. Freyou	(10)

10.20	Amendment to the Employment Agreement between Home Bank, N.A. and Jason P. Freyou*	(9)

23.1	Consent of Porter Keadle Moore, LLC	Filed herewith

31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith

32.0	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

*	Denotes a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from the like-numbered exhibit included in Home Bancorp’s registration statement on Form S-1, filed June 6, 2008 (SEC File No. 333-151492).
(2)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of March 23, 2009 and filed March 27, 2009 (SEC File No. 001-34190).
(3)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of December 22, 2008 and filed December 29, 2008 (SEC File No. 001-34190).
(4)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of March 28, 2011 and filed March 30, 2011 (SEC File No. 001-34190).
(5)	Incorporated by reference from Appendix A to Home Bancorp’s definitive proxy statement filed April 1, 2009 (SEC File No. 001-34190) and included in Form S-8, filed June 23, 2009 (SEC File No. 333-160155).
(6)	Incorporated by reference from Appendix B to Home Bancorp’s definitive proxy statement filed April 1, 2009 (SEC File No. 001-34190).
(7)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of January 27, 2014 and filed January 31, 2014 (SEC File No. 001-34190).
(8)	Incorporated by reference from Appendix A to Home Bancorp’s definitive proxy statement filed April 3, 2014 (SEC File No. 001-34190).
(9)	Incorporated by reference from the exhibit included Home Bancorp’s Current Report on Form 8-K, dated as of May 27, 2015 and filed on May 28, 2015 (SEC File No. 001-34190).
(10)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of April 27, 2015 and filed April 30, 2015 (SEC File No. 001-34190).

(b) Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c) Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP, INC.

March 14, 2016	By:	/s/ John W. Bordelon
John W. Bordelon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ John W. Bordelon John W. Bordelon	President, Chief Executive Officer and Director	March 14, 2016

/s/ Michael P. Maraist Michael P. Maraist	Chairman of the Board	March 14, 2016

/s/ Paul J. Blanchet, III Paul J. Blanchet, III	Director	March 14, 2016

/s/ Richard J. Bourgeois Richard J. Bourgeois	Director	March 14, 2016

/s/ John A. Hendry John A. Hendry	Director	March 14, 2016

/s/ Marc W. Judice Marc W. Judice	Director	March 14, 2016

/s/ Joseph B. Zanco Joseph B. Zanco	Executive Vice President and Chief Financial Officer	March 14, 2016