Form 10-Q
period 2016-03-31
HOME BANCORP, INC.
filed 2016-05-09
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2016

or

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

At May 3, 2016, the registrant had 7,260,671 shares of common stock, $0.01 par value, outstanding.

HOME BANCORP, INC. and SUBSIDIARY

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) March 31, 2016	(Audited) December 31, 2015
Assets
Cash and cash equivalents	$17,960,269	$24,797,599
Interest-bearing deposits in banks	4,653,585	5,143,585
Investment securities available for sale, at fair value	178,533,171	176,762,200
Investment securities held to maturity (fair values of $14,144,886 and $14,120,842, respectively)	13,845,761	13,926,861
Mortgage loans held for sale	11,504,158	5,651,250
Loans, net of unearned income	1,218,059,238	1,224,365,916
Allowance for loan losses	(10,397,231)	(9,547,487)

Total loans, net of unearned income and allowance for loan losses	1,207,662,007	1,214,818,429

Office properties and equipment, net	42,190,686	40,815,744
Cash surrender value of bank-owned life insurance	19,787,613	19,666,900
Accrued interest receivable and other assets	47,983,954	50,329,032

Total Assets	$1,544,121,204	$1,551,911,600

Liabilities
Deposits:
Noninterest-bearing	$292,410,344	$296,616,693
Interest-bearing	951,288,494	947,599,823

Total deposits	1,243,698,838	1,244,216,516
Short-term Federal Home Loan Bank (FHLB) advances	28,157,593	39,939,375
Long-term Federal Home Loan Bank (FHLB) advances	84,853,020	85,213,222
Accrued interest payable and other liabilities	18,247,985	17,496,133

Total Liabilities	1,374,957,436	1,386,865,246

Shareholders’ Equity
Preferred stock, $0.01 par value—10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value—40,000,000 shares authorized; 7,256,671 and 7,239,821 shares issued and outstanding, respectively	72,568	72,399
Additional paid-in capital	77,389,045	76,948,914
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(4,463,400)	(4,552,670)
Recognition and Retention Plan (RRP)	(156,678)	(158,590)
Retained earnings	94,542,265	91,864,543
Accumulated other comprehensive income	1,779,968	871,758

Total Shareholders’ Equity	169,163,768	165,046,354

Total Liabilities and Shareholders’ Equity	$1,544,121,204	$1,551,911,600

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Interest Income
Loans, including fees	$16,018,095	$12,360,963
Investment securities:
Taxable interest	798,352	735,637
Tax-exempt interest	172,732	174,484
Other investments and deposits	59,382	33,752

Total interest income	17,048,561	13,304,836

Interest Expense
Deposits	931,853	684,979
Securities sold under repurchase agreement	—	18,429
Short-term FHLB advances	43,598	6,071
Long-term FHLB advances	350,629	103,235

Total interest expense	1,326,080	812,714

Net interest income	15,722,481	12,492,122
Provision for loan losses	850,000	538,487

Net interest income after provision for loan losses	14,872,481	11,953,635

Noninterest Income
Service fees and charges	1,036,410	892,118
Bank card fees	601,201	565,584
Gain on sale of loans, net	300,673	373,173
Income from bank-owned life insurance	120,712	132,359
Other income	508,282	115,450

Total noninterest income	2,567,278	2,078,684

Noninterest Expense
Compensation and benefits	7,201,036	5,760,787
Occupancy	1,309,597	1,171,280
Marketing and advertising	257,664	110,328
Data processing and communication	1,543,715	943,332
Professional services	294,207	238,175
Forms, printing and supplies	177,292	144,810
Franchise and shares tax	219,773	147,272
Regulatory fees	322,691	280,467
Foreclosed assets, net	118,377	235,782
Other expenses	896,836	686,853

Total noninterest expense	12,341,188	9,719,086

Income before income tax expense	5,098,571	4,313,233
Income tax expense	1,748,893	1,465,469

Net Income	$3,349,678	$2,847,764

Earnings per share:
Basic	$0.49	$0.43

Diluted	$0.47	$0.41

Cash dividends declared per common share	$0.09	$0.07

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Net Income	$3,349,678	$2,847,764

Other Comprehensive Income
Unrealized gains on investment securities	$1,397,246	$616,469
Tax effect	(489,036)	(215,764)

Other comprehensive income, net of taxes	$908,210	$400,705

Comprehensive Income	$4,257,888	$3,248,469

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2014 (1)	$90,088	$93,332,108	$(28,572,891)	$(4,909,750)	$(202,590)	$93,101,915	$1,304,876	$154,143,756
Net income						2,847,764		2,847,764
Other comprehensive income							400,705	400,705
Purchase of Company’s common shares at cost, 83,193 shares			(1,800,042)					(1,800,042)
Cash dividends declared, $0.07 per share						(500,383)		(500,383)
Exercise of stock options	1,234	1,425,616						1,426,850
ESOP shares released for allocation		141,619		89,270				230,889
Share-based compensation cost		32,940						32,940

Balance, March 31, 2015	$91,322	$94,932,283	$(30,372,933)	$(4,820,480)	$(202,590)	$95,449,296	$1,705,581	$156,782,479

Balance, December 31, 2015(1)	$72,399	$76,948,914	$—	$(4,552,670)	$(158,590)	$91,864,543	$871,758	$165,046,354
Net income						3,349,678		3,349,678
Other comprehensive income							908,210	908,210
Purchase of Company’s common shares at cost, 1,250 shares	(13)	(12,488)				(19,949)		(32,450)
Cash dividends declared, $0.09 per share						(652,007)		(652,007)
Exercise of stock options	182	207,064						207,246
ESOP shares released for allocation		180,813		89,270				270,083
Restricted stock vesting		(1,594)			1,912			318
Share-based compensation cost		66,336						66,336

Balance, March 31, 2016	$72,568	$77,389,045	$—	$(4,463,400)	$(156,678)	$94,542,265	$1,779,968	$169,163,768

(1)	Balances as of December 31, 2014 and December 31, 2015 are audited.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$3,349,678	$2,847,764
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	850,000	538,487
Depreciation	456,262	447,898
Amortization of purchase accounting valuations and intangibles	532,980	1,214,457
Net amortization of mortgage servicing asset	65,745	31,270
Federal Home Loan Bank stock dividends	(19,900)	(3,900)
Net amortization of premium on investments	370,778	354,341
Gain on loans sold, net	(300,673)	(373,173)
Proceeds, including principal payments, from loans held for sale	27,923,041	35,200,887
Originations of loans held for sale	(33,475,276)	(35,933,388)
Non-cash compensation	295,441	226,961
Deferred income tax (benefit) provision	117,024	(43,135)
Decrease (increase) in interest receivable and other assets	946,840	(316,553)
Increase in cash surrender value of bank-owned life insurance	(120,713)	(132,359)
Increase (decrease) in accrued interest payable and other liabilities	810,030	(494,581)

Net cash provided by operating activities	1,801,257	3,564,976

Cash flows from investing activities:
Purchases of securities available for sale	(7,968,779)	(3,126,663)
Purchases of securities held to maturity	—	(2,273,910)
Proceeds from maturities, prepayments and calls on securities available for sale	7,305,376	6,767,654
Net change in loans	6,303,936	(14,586,858)
Reimbursement from FDIC for covered assets	—	130,933
Decrease in interest bearing deposits in other banks	490,000	—
Proceeds from sale of repossessed assets	105,760	496,798
Purchases of office properties and equipment	(1,831,792)	(67,570)
Proceeds from sale of properties and equipment	595	500
Purchases of Federal Home Loan Bank stock	—	(722,500)
Proceeds from redemption of Federal Home Loan Bank stock	—	1,272,900

Net cash provided by (used in) investing activities	4,405,096	(12,108,716)

Cash flows from financing activities:
(Decrease) increase in deposits	(483,612)	33,015,266
Borrowings on Federal Home Loan Bank advances	1,176,750,000	1,038,050,000
Repayments of Federal Home Loan Bank advances	(1,188,832,860)	(1,060,550,000)
Purchase of Company’s common stock	(32,450)	(1,800,042)
Proceeds from exercise of stock options	207,246	1,426,850
Payment of dividends on common stock	(652,007)	(500,383)

Net cash (used in) provided by financing activities	(13,043,683)	9,641,691

Net change in cash and cash equivalents	(6,837,330)	1,097,951
Cash and cash equivalents at beginning of year	24,797,599	29,077,907

Cash and cash equivalents at end of period	$17,960,269	$30,175,858

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Home Bancorp, Inc. (the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2015.

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

2. Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. The ASU amendments include changes related to how certain equity investments are measured, recognize changes in the fair value of certain financial liabilities measured under the fair value option, and disclose and present financial assets and liabilities on the Company’s consolidated financial statements. Additionally, the ASU will also require entities to present financial assets and financial liabilities separately, grouped by measurement category and form of financial asset in the statement of financial position or in the accompanying notes to the financial statements. Entities will also no longer have to disclose the methods and significant assumptions for financial instruments measured at amortized cost, but will be required to measure such instruments under the “exit price” notion for disclosure purposes. The ASU is effective for annual and interim periods beginning after December 15, 2017. The adoption of this ASU is not expected to have a material effect on our Consolidated Financial Statements.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The ASU amends the codification to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

3. Investment Securities

Summary information regarding the Company’s investment securities classified as available for sale and held to maturity as of March 31, 2016 and December 31, 2015 is as follows.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
March 31, 2016			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$135,724	$2,161	$38	$150	$137,697
Non-U.S. agency mortgage-backed	5,857	29	8	57	5,821
Municipal bonds	22,131	592	2	—	22,721
U.S. government agency	12,085	214	5	—	12,294

Total available for sale	$175,797	$2,996	$53	$207	$178,533

Held to maturity:
Municipal bonds	$13,846	$316	$—	$17	$14,145

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2015			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$134,748	$1,464	$287	$447	$135,478
Non-U.S. agency mortgage-backed	6,055	51	—	41	6,065
Municipal bonds	22,453	490	10	—	22,933
U.S. government agency	12,166	145	25	—	12,286

Total available for sale	$175,422	$2,150	$322	$488	$176,762

Held to maturity:
Municipal bonds	$13,927	$239	$45	$—	$14,121

The estimated fair value and amortized cost by maturity of the Company’s investment securities as of March 31, 2016 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$1,902	$5,914	$35,834	$94,047	$137,697
Non-U.S. agency mortgage-backed	—	—	—	5,821	5,821
Municipal bonds	2,600	8,235	10,123	1,763	22,721
U.S. government agency	—	8,114	—	4,180	12,294

Total available for sale	$4,502	$22,263	$45,957	$105,811	$178,533

Securities held to maturity:
Municipal bonds	$236	$1,104	$9,350	$3,455	$14,145

Total investment securities	$4,738	$23,367	$55,307	$109,266	$192,678

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$1,902	$5,818	$35,405	$92,599	$135,724
Non-U.S. agency mortgage-backed	—	—	—	5,857	5,857
Municipal bonds	2,584	7,987	9,912	1,648	22,131
U.S. government agency	—	7,989	—	4,096	12,085

Total available for sale	$4,486	$21,794	$45,317	$104,200	$175,797

Securities held to maturity:
Municipal bonds	$236	$1,080	$9,100	$3,430	$13,846

Total investment securities	$4,722	$22,874	$54,417	$107,630	$189,643

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

As of March 31, 2016, 26 of the Company’s debt securities had unrealized losses totaling 0.8% of the individual securities’ amortized cost basis and 0.1% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 12 of the 26 securities had been in a continuous loss position for over 12 months. The 12 securities had an aggregate amortized cost basis of $15.3 million and unrealized loss of $224,000 at March 31, 2016. Management has the intent and ability to hold these debt securities until maturity, or until anticipated recovery; hence, no declines in these 12 securities were deemed to be other-than-temporary.

As of March 31, 2016 and December 31, 2015, the Company had $97,464,000 and $94,661,000, respectively, of securities pledged to secure public deposits.

4. Earnings Per Share

Earnings per common share were computed based on the following:

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Numerator:
Net income available to common shareholders	$3,350	$2,848
Denominator:
Weighted average common shares outstanding	6,784	6,634
Effect of dilutive securities:
Restricted stock	3	3
Stock options	265	325

Weighted average common shares outstanding – assuming dilution	7,052	6,962

Basic earnings per common share	$0.49	$0.43

Diluted earnings per common share	$0.47	$0.41

Options on 69,096 and 9,500 shares of common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2016 and March 31, 2015, respectively, because the effect of these shares was anti-dilutive.

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

Acquired Loans

Loans that were acquired as a result of our acquisitions of certain assets and liabilities of Statewide Bank (“Statewide”) of Covington, Louisiana, on March 12, 2010, and the acquisitions of GS Financial Corp. (“GSFC”), the former holding company of Guaranty Savings Bank of Metairie, Louisiana, on July 15, 2011, Britton & Koontz Capital Corporation (“Britton & Koontz”), the former holding company of Britton & Koontz Bank, N.A. (“Britton & Koontz Bank”) of Natchez, Mississippi on February 14, 2014, and Louisiana Bancorp, Inc. (“Louisiana Bancorp”), the former holding company of Bank of New Orleans (“BNO”) of Metairie, Louisiana on September 15, 2015 are referred to as “Acquired Loans.”

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

The allowance for loan losses and recorded investment in loans as of the dates indicated are as follows.

	As of March 31, 2016
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,391	$34	$92	$1,517
Home equity loans and lines	575	—	318	893
Commercial real estate	3,180	86	—	3,266
Construction and land	1,372	—	57	1,429
Multi-family residential	175	—	—	175
Commercial and industrial	2,031	418	113	2,562
Consumer	555	—	—	555

Total allowance for loan losses	$9,279	$538	$580	$10,397

	As of March 31, 2016
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Recorded investment in loans:
One- to four-family first mortgage	$189,371	$81	$198,838	$388,290
Home equity loans and lines	44,527	—	51,529	96,056
Commercial real estate	294,389	165	113,612	408,166
Construction and land	112,289	—	4,958	117,247
Multi-family residential	15,141	—	22,286	37,427
Commercial and industrial	113,564	1,053	9,846	124,463
Consumer	44,486	—	1,924	46,410

Total loans	$813,767	$1,299	$402,993	$1,218,059

	As of December 31, 2015
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,338	$34	$92	$1,464
Home equity loans and lines	536	—	224	760
Commercial real estate	3,066	86	—	3,152
Construction and land	1,360	—	57	1,417
Multi-family residential	173	—	—	173
Commercial and industrial	1,977	33	—	2,010
Consumer	571	—	—	571

Total allowance for loan losses	$9,021	$153	$373	$9,547

	As of December 31, 2015
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Recorded investment in loans:
One- to four-family first mortgage	$185,802	$78	$205,386	$391,266
Home equity loans and lines	40,251	—	53,809	94,060
Commercial real estate	285,856	181	119,342	405,379
Construction and land	109,007	—	7,768	116,775
Multi-family residential	14,962	—	28,901	43,863
Commercial and industrial	115,360	707	9,041	125,108
Consumer	45,641	—	2,274	47,915

Total loans	$796,879	$966	$426,521	$1,224,366

(1)	$17.4 million and $20.0 million in acquired loans were accounted for under ASC 310-30 at March 31, 2016 and December 31, 2015, respectively.

A summary of activity in the allowance for loan losses during the three months ended March 31, 2016 and March 31, 2015 follows.

	For the Three Months Ended March 31, 2016
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,372	$(3)	$—	$56	$1,425
Home equity loans and lines	536	—	1	38	575
Commercial real estate	3,152	—	—	114	3,266
Construction and land	1,360	—	—	12	1,372
Multi-family residential	173	—	—	2	175
Commercial and industrial	2,010	(47)	10	476	2,449
Consumer	571	(56)	1	39	555

Total allowance for loan losses	$9,174	$(106)	$12	$737	$9,817

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$92	$—	$—	$—	$92
Home equity loans and lines	224	—	—	94	318
Commercial real estate	—	—	—	—	—
Construction and land	57	—	—	—	57
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	94	19	113
Consumer	—	—	—	—	—

Total allowance for loan losses	$373	$—	$94	$113	$580

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,464	$(3)	$—	$56	$1,517
Home equity loans and lines	760	—	1	132	893
Commercial real estate	3,152	—	—	114	3,266
Construction and land	1,417	—	—	12	1,429
Multi-family residential	173	—	—	2	175
Commercial and industrial	2,010	(47)	104	495	2,562
Consumer	571	(56)	1	39	555

Total allowance for loan losses	$9,547	$(106)	$106	$850	$10,397

	For the Three Months Ended March 31, 2015
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,136	$—	$—	$96	$1,232
Home equity loans and lines	442	—	3	18	463
Commercial real estate	2,922	—	—	146	3,068
Construction and land	968	—	—	52	1,020
Multi-family residential	192	—	—	35	227
Commercial and industrial	1,161	(44)	30	160	1,307
Consumer	521	(15)	—	31	537

Total allowance for loan losses	$7,342	$(59)	$33	$538	$7,854

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$174	$—	$—	$—	$174
Home equity loans and lines	111	—	—	—	111
Commercial real estate	—	—	—	—	—
Construction and land	133	—	—	—	133
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total allowance for loan losses	$418	$—	$—	$—	$418

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,310	$—	$—	$96	$1,406
Home equity loans and lines	553	—	3	18	574
Commercial real estate	2,922	—	—	146	3,068
Construction and land	1,101	—	—	52	1,153
Multi-family residential	192	—	—	35	227
Commercial and industrial	1,161	(44)	30	160	1,307
Consumer	521	(15)	—	31	537

Total allowance for loan losses	$7,760	$(59)	$33	$538	$8,272

The following tables present the Company’s loan portfolio by credit quality classification as of the dates indicated.

	March 31, 2016
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$187,617	$427	$1,408	$—	$189,452
Home equity loans and lines	43,689	367	471	—	44,527
Commercial real estate	291,532	974	2,048	—	294,554
Construction and land	111,583	30	676	—	112,289
Multi-family residential	15,141	—	—	—	15,141
Commercial and industrial	112,312	—	2,305	—	114,617
Consumer	44,020	64	402	—	44,486

Total originated loans	$805,894	$1,862	$7,310	$—	$815,066

Acquired loans:
One- to four-family first mortgage	$194,438	$759	$3,641	$—	$198,838
Home equity loans and lines	51,111	102	316	—	51,529
Commercial real estate	107,719	4,048	1,845	—	113,612
Construction and land	3,828	—	1,130	—	4,958
Multi-family residential	21,347	10	929	—	22,286
Commercial and industrial	7,570	—	2,276	—	9,846
Consumer	1,863	30	31	—	1,924

Total acquired loans	$387,876	$4,949	$10,168	$—	$402,993

Total:
One- to four-family first mortgage	$382,055	$1,186	$5,049	$—	$388,290
Home equity loans and lines	94,800	469	787	—	96,056
Commercial real estate	399,251	5,022	3,893	—	408,166
Construction and land	115,411	30	1,806	—	117,247
Multi-family residential	36,488	10	929	—	37,427
Commercial and industrial	119,882	—	4,581	—	124,463
Consumer	45,883	94	433	—	46,410

Total loans	$1,193,770	$6,811	$17,478	$—	$1,218,059

	December 31, 2015
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$183,863	$439	$1,578	$—	$185,880
Home equity loans and lines	39,736	394	121	—	40,251
Commercial real estate	282,963	988	2,086	—	286,037
Construction and land	107,901	—	1,106	—	109,007
Multi-family residential	14,962	—	—	—	14,962
Commercial and industrial	113,108	585	2,374	—	116,067
Consumer	45,133	38	470	—	45,641

Total originated loans	$787,666	$2,444	$7,735	$—	$797,845

Acquired loans:
One- to four-family first mortgage	$200,966	$791	$3,629	$—	$205,386
Home equity loans and lines	53,352	20	437	—	53,809
Commercial real estate	112,802	4,085	2,455	—	119,342
Construction and land	4,573	1,819	1,376	—	7,768
Multi-family residential	27,931	12	958	—	28,901
Commercial and industrial	7,071	1,191	779	—	9,041
Consumer	2,160	51	63	—	2,274

Total acquired loans	$408,855	$7,969	$9,697	$—	$426,521

Total:
One- to four-family first mortgage	$384,829	$1,230	$5,207	$—	$391,266
Home equity loans and lines	93,088	414	558	—	94,060
Commercial real estate	395,765	5,073	4,541	—	405,379
Construction and land	112,474	1,819	2,482	—	116,775
Multi-family residential	42,893	12	958	—	43,863
Commercial and industrial	120,179	1,776	3,153	—	125,108
Consumer	47,293	89	533	—	47,915

Total loans	$1,196,521	$10,413	$17,432	$—	$1,224,366

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

•	Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in the collateral values.

•	Substandard loans have an existing specific and well-defined weakness that may include poor liquidity and deterioration of financial performance. Such loans may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

In addition, residential loans are classified using an inter-agency regulatory methodology that incorporates the extent of delinquencies and loan-to-value ratios. These classifications were the most current available as of the dates indicated and were generally updated within the quarter.

Age analysis of past due loans as of the dates indicated are as follows.

	March 31, 2016
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,000	$354	$521	$1,875	$187,577	$189,452
Home equity loans and lines	574	12	195	781	43,746	44,527
Commercial real estate	—	—	596	596	293,958	294,554
Construction and land	—	—	87	87	112,202	112,289
Multi-family residential	—	—	—	—	15,141	15,141

Total real estate loans	1,574	366	1,399	3,339	652,624	655,963

Other loans:
Commercial and industrial	687	—	754	1,441	113,176	114,617
Consumer	398	41	196	635	43,851	44,486

Total other loans	1,085	41	950	2,076	157,027	159,103

Total originated loans	$2,659	$407	$2,349	$5,415	$809,651	$815,066

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,805	$693	$1,895	$4,393	$194,445	$198,838
Home equity loans and lines	378	54	96	528	51,001	51,529
Commercial real estate	19	—	1,449	1,468	112,144	113,612
Construction and land	5	—	41	46	4,912	4,958
Multi-family residential	—	—	—	—	22,286	22,286

Total real estate loans	2,207	747	3,481	6,435	384,788	391,223

Other loans:
Commercial and industrial	7	—	438	445	9,401	9,846
Consumer	10	15	9	34	1,890	1,924

Total other loans	17	15	447	479	11,291	11,770

Total acquired loans	$2,224	$762	$3,928	$6,914	$396,079	$402,993

Total loans:
Real estate loans:
One- to four-family first mortgage	$2,805	$1,047	$2,416	$6,268	$382,022	$388,290
Home equity loans and lines	952	66	291	1,309	94,747	96,056
Commercial real estate	19	—	2,045	2,064	406,102	408,166
Construction and land	5	—	128	133	117,114	117,247
Multi-family residential	—	—	—	—	37,427	37,427

Total real estate loans	3,781	1,113	4,880	9,774	1,037,412	1,047,186

Other loans:
Commercial and industrial	694	—	1,192	1,886	122,577	124,463
Consumer	408	56	205	669	45,741	46,410

Total other loans	1,102	56	1,397	2,555	168,318	170,873

Total loans	$4,883	$1,169	$6,277	$12,329	$1,205,730	$1,218,059

	December 31, 2015
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$2,174	$435	$890	$3,499	$182,381	$185,880
Home equity loans and lines	87	—	121	208	40,043	40,251
Commercial real estate	438	—	602	1,040	284,997	286,037
Construction and land	117	—	87	204	108,803	109,007
Multi-family residential	—	—	—	—	14,962	14,962

Total real estate loans	2,816	435	1,700	4,951	631,186	636,137

Other loans:
Commercial and industrial	411	15	707	1,133	114,934	116,067
Consumer	533	277	358	1,168	44,473	45,641

Total other loans	944	292	1,065	2,301	159,407	161,708

Total originated loans	$3,760	$727	$2,765	$7,252	$790,593	$797,845

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,976	$885	$2,582	$5,443	$199,943	$205,386
Home equity loans and lines	327	40	317	684	53,125	53,809
Commercial real estate	140	6	1,441	1,587	117,755	119,342
Construction and land	592	7	48	647	7,121	7,768
Multi-family residential	—	14	12	26	28,875	28,901

Total real estate loans	3,035	952	4,400	8,387	406,819	415,206

Other loans:
Commercial and industrial	14	7	429	450	8,591	9,041
Consumer	64	4	48	116	2,158	2,274

Total other loans	78	11	477	566	10,749	11,315

Total acquired loans	$3,113	$963	$4,877	$8,953	$417,568	$426,521

Total loans:
Real estate loans:
One- to four-family first mortgage	$4,150	$1,320	$3,472	$8,942	$382,324	$391,266
Home equity loans and lines	414	40	438	892	93,168	94,060
Commercial real estate	578	6	2,043	2,627	402,752	405,379
Construction and land	709	7	135	851	115,924	116,775
Multi-family residential	—	14	12	26	43,837	43,863

Total real estate loans	5,851	1,387	6,100	13,338	1,038,005	1,051,343

Other loans:
Commercial and industrial	425	22	1,136	1,583	123,525	125,108
Consumer	597	281	406	1,284	46,631	47,915

Total other loans	1,022	303	1,542	2,867	170,156	173,023

Total loans	$6,873	$1,690	$7,642	$16,205	$1,208,161	$1,224,366

Excluding Acquired Loans with deteriorated credit quality, as of March 31, 2016 and December 31, 2015, the Company did not have any loans greater than 90 days past due and accruing.

The following is a summary of information pertaining to Originated Loans which were deemed to be impaired loans as of the dates indicated.

As of Period Ended March 31, 2016
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$—	$—

With an allowance recorded:
One- to four-family first mortgage	$81	$81	$34	$81	$1
Home equity loans and lines	—	—	—	—	—
Commercial real estate	165	173	86	173	2
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,053	1,079	418	822	15
Consumer	—	—	—	—	—

Total	$1,299	$1,333	$538	$1,076	$18

Total impaired Originated Loans:
One- to four-family first mortgage	$81	$81	$34	$81	$1
Home equity loans and lines	—	—	—	—	—
Commercial real estate	165	173	86	173	2
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,053	1,079	418	822	15
Consumer	—	—	—	—	—

Total	$1,299	$1,333	$538	$1,076	$18

	As of Period Ended December 31, 2015
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$72	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	213	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$285	$—

With an allowance recorded:
One- to four-family first mortgage	$78	$78	$34	$6	$5
Home equity loans and lines	—	—	—	—	—
Commercial real estate	181	181	86	461	11
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	707	707	33	729	39
Consumer	—	—	—	—	—

Total	$966	$966	$153	$1,196	$55

Total impaired Originated Loans:
One- to four-family first mortgage	$78	$78	$34	$78	$5
Home equity loans and lines	—	—	—	—	—
Commercial real estate	181	181	86	461	11
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	707	707	33	942	39
Consumer	—	—	—	—	—

Total	$966	$966	$153	$1,481	$55

A summary of information pertaining to nonaccrual loans as of dates indicated is as follows.

	March 31, 2016			December 31, 2015
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans:
One- to four-family first mortgage	$734	$2,578	$3,312	$928	$2,649	$3,577
Home equity loans and lines	471	289	760	121	412	533
Commercial real estate	1,638	1,866	3,504	1,671	2,526	4,197
Construction and land	87	81	168	87	121	208
Multi-family residential	—	—	—	—	763	763
Commercial and industrial	2,304	859	3,163	2,374	610	2,984
Consumer	401	41	442	470	81	551

Total	$5,635	$5,714	$11,349	$5,651	$7,162	$12,813

(1)	Nonaccrual acquired loans accounted for under ASC 310-30 totaled $4.2 million and $4.6 million as of March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016, the Company had no outstanding commitments to lend additional funds to any customer whose loan was classified as impaired.

Troubled Debt Restructurings

During the course of its lending operations, the Company may periodically grant concessions to its customers in an attempt to protect as much of its investment as possible and to minimize risk of loss. These concessions may include restructuring the terms of a customer loan to alleviate the burden of the customer’s near-term cash requirements. The Company adopted the provisions of ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which provides clarification on the determination of whether loan restructurings are considered troubled debt restructurings (“TDRs”). In accordance with the ASU, in order to be considered a TDR, the Company must conclude that the restructuring of a loan to a borrower who is experiencing financial difficulties constitutes a “concession”. The Company defines a concession as a modification of existing terms granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties that the Company would otherwise not consider. The concession is either granted through an agreement with the customer or is imposed by a court or by a law. Concessions include modifying original loan terms to reduce or defer cash payments required as part of the loan agreement, including but not limited to:

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

Information about the Company’s TDRs is presented in the following tables.

	As of March 31, 2016
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$280	$—	$212	$492
Home equity loans and lines	367	—	287	654
Commercial real estate	106	—	1,042	1,148
Construction and land	30	—	87	117
Multi-family residential	—	—	—	—

Total real estate loans	783	—	1,628	2,411

Other loans:
Commercial and industrial	—	—	1,911	1,911
Consumer	—	—	205	205

Total other loans	—	—	2,116	2,116

Total originated loans	$783	$—	$3,744	$4,527

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$411	$72	$393	$876
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	1,187	1,187
Construction and land	—	—	13	13
Multi-family residential	—	—	—	—

Total real estate loans	411	72	1,593	2,076

Other loans:
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—

Total other loans	—	—	—	—

Total acquired loans	$411	$72	$1,593	$2,076

Total loans:
Real estate loans:
One- to four-family first mortgage	$691	$72	$605	$1,368
Home equity loans and lines	367	—	287	654
Commercial real estate	106	—	2,229	2,335
Construction and land	30	—	100	130
Multi-family residential	—	—	—	—

Total real estate loans	1,194	72	3,221	4,487

Other loans:
Commercial and industrial	—	—	1,911	1,911
Consumer	—	—	205	205

Total other loans	—	—	2,116	2,116

Total loans	$1,194	$72	$5,337	$6,603

	As of December 31, 2015
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$281	$—	$38	$319
Home equity loans and lines	383	—	3	386
Commercial real estate	107	—	1,069	1,176
Construction and land	—	—	87	87
Multi-family residential	—	—	—	—

Total real estate loans	771	—	1,197	1,968

Other loans:
Commercial and industrial	—	—	2,374	2,374
Consumer	27	—	142	169

Total other loans	27	—	2,516	2,543

Total originated loans	$798	$—	$3,713	$4,511

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$419	$73	$15	$507
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	1,192	1,192
Construction and land	—	—	52	52
Multi-family residential	—	—	—	—

Total real estate loans	419	73	1,259	1,751

Other loans:
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—

Total other loans	—	—	—	—

Total acquired loans	$419	$73	$1,259	$1,751

Total loans:
Real estate loans:
One- to four-family first mortgage	$700	$73	$53	$826
Home equity loans and lines	383	—	3	386
Commercial real estate	107	—	2,261	2,368
Construction and land	—	—	139	139
Multi-family residential	—	—	—	—

Total real estate loans	1,190	73	2,456	3,719

Other loans:
Commercial and industrial	—	—	2,374	2,374
Consumer	27	—	142	169

Total other loans	27	—	2,516	2,543

Total loans	$1,217	$73	$4,972	$6,262

None of the above referenced TDRs defaulted subsequent to the restructuring through the date the financial statements were issued. The Company restructured, as a TDR, loans totaling $1.8 million during the first quarter of 2016.

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

Recurring Basis

Investment Securities Available for Sale

Fair values of investment securities available for sale are primarily measured using information from a first-party pricing service. This pricing service provides pricing information by utilizing pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities bids, offers and other reference data from market research publications. If quoted prices are available in an active market, investment securities are classified as Level 1 measurements. If quoted prices are not available in an active market, fair values are estimated primarily by the use of pricing models. Level 2 investment securities are primarily comprised of mortgage-backed securities issued by government agencies and U.S. government-sponsored enterprises. In certain cases, where there is limited or less transparent information provided by the Company’s first-party pricing service, fair value is estimated by the use of secondary pricing services or through the use of non-binding first-party broker quotes. Investment securities are classified within Level 3 when little or no market activity supports the fair value.

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of March 31, 2016, management did not make adjustments to prices provided by the first-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets and liabilities measured for fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

	Fair Value Measurements Using
(dollars in thousands)	March 31, 2016	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$137,697	$—	$137,697	$—
Non-U.S. agency mortgage-backed	5,821	—	5,821	—
Municipal bonds	22,721	—	22,721	—
U.S. government agency	12,294	—	12,294	—

Total	$178,533	$—	$178,533	$—

	Fair Value Measurements Using
(dollars in thousands)	December 31, 2015	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$135,478	$—	$135,478	$—
Non-U.S. agency mortgage-backed	6,065	—	6,065	—
Municipal bonds	22,933	—	22,933	—
U.S. government agency	12,286	—	12,286	—

Total	$176,762	$—	$176,762	$—

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

		Fair Value Measurements Using
(dollars in thousands)	March 31, 2016	Level 1	Level 2	Level 3
Assets
Acquired loans with deteriorated credit quality	$17,272	$—	$—	$17,272
Impaired loans, excluding acquired loans	760	—	—	760
Repossessed assets	2,379	—	—	2,379

Total	$20,411	$—	$—	$20,411

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2015	Level 1	Level 2	Level 3
Assets
Acquired loans with deteriorated credit quality	$19,859	$—	$—	$19,859
Impaired loans, excluding acquired loans	813	—	—	813
Repossessed assets	3,128	—	—	3,128

Total	$23,800	$—	$—	$23,800

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

The fair value for investment securities is determined from quoted market prices when available. If a quoted market price is not available, fair value is estimated using first party pricing services or quoted market prices of securities with similar characteristics.

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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at March 31, 2016
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$17,960	$17,960	$17,960	$—	$—
Interest-bearing deposits in banks	4,654	4,654	4,654	—	—
Investment securities available for sale	178,533	178,533	—	178,533	—
Investment securities held to maturity	13,846	14,145	—	14,145	—
Mortgage loans held for sale	11,504	11,504	—	11,504	—
Loans, net	1,218,059	1,221,034	—	—	1,221,034
Cash surrender value of BOLI	19,788	19,788	19,788	—	—
Financial Liabilities
Deposits	$1,243,699	$1,244,461	$—	$1,244,461	$—
Short-term FHLB advances	28,158	28,158	28,158	—	—
Long-term FHLB advances	84,853	85,395	—	85,395	—

		Fair Value Measurements at December 31, 2015
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$24,798	$24,798	$24,798	$—	$—
Interest-bearing deposits in banks	5,144	5,144	5,144	—	—
Investment securities available for sale	176,762	176,762	—	176,762	—
Investment securities held to maturity	13,927	14,121	—	14,121	—
Mortgage loans held for sale	5,651	5,651	—	5,651	—
Loans, net	1,214,818	1,216,370	—	—	1,216,370
Cash surrender value of BOLI	19,667	19,667	19,667	—	—
Financial Liabilities
Deposits	$1,244,217	$1,243,698	$—	$1,243,698	$—
Short-term FHLB advances	39,939	39,939	39,939	—	—
Long-term FHLB advances	85,213	84,711	—	84,711	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Home Bank, N. A. (the “Bank”), from December 31, 2015 through March 31, 2016 and on its results of operations for the three months ended March 31, 2016 and March 31, 2015. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

Forward-Looking Statements

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company or Bank, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of words such as “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions, or by future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly”. The Company’s or the Bank’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) for the year ended December 31, 2015. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

EXECUTIVE OVERVIEW

During the first quarter of 2016, the Company earned $3.3 million, an increase of $502,000, or 17.6%, compared to the first quarter of 2015. Diluted earnings per share for the first quarter of 2016 were $0.47, an increase of $0.06, or 14.6%, compared to the first quarter of 2015. The three months ended March 31, 2016 included $398,000 of merger-related expenses net of taxes related to the acquisition of Louisiana Bancorp, Inc. (“Louisiana Bancorp”). Excluding merger-related expenses, net income for the first quarter of 2016 increased 31.6% compared to the first quarter of 2015 (see the “Non-GAAP Reconciliation” on page 26). Excluding merger-related expenses, diluted earnings per share for the first quarter of 2016 increased 29.3% compared to the first quarter of 2015.

Key components of the Company’s performance during the three months ended March 31, 2016 include:

•	Assets totaled $1.5 billion as of March 31, 2016, down $7.8 million, or 0.5%, from December 31, 2015.

•	Investment securities totaled $192.4 million as of March 31, 2016, an increase of $1.7 million, or 0.9%, from December 31, 2015.

•	Loans as of March 31, 2016 were $1.2 billion, a decrease of $6.3 million, or 0.5%, from December 31, 2015. Growth in originated loans of 10.0% (on an annualized basis) was offset by declines in acquired loans.

•	Deposits as of March 31, 2016 were $1.2 billion, a decrease of $518,000, or 0.04%, from December 31, 2015. Core deposits (i.e., checking, savings, and money market accounts) totaled $972.3 million as of March 31, 2016, an increase of $4.9 million, or 0.5%, from December 31, 2015.

•	Interest income increased $3.7 million, or 28.1%, in the first quarter of 2016, compared to the first quarter of 2015. Interest income increased primarily due to higher loan volume as a result of the Louisiana Bancorp acquisition in the third quarter of 2015.

•	Interest expense increased $513,000, or 63.2%, in the first quarter of 2016 compared to the first quarter of 2015. Interest expense increased primarily due to a higher volume of interest-bearing liabilities as a result of the Louisiana Bancorp acquisition.

•	The provision for loan losses totaled $850,000 for the first quarter of 2016, an increase of $312,000, or 57.9%, compared to the first quarter of 2015. Of the $850,000 in provision for the first quarter of 2016, $461,000 was associated with one energy-related borrower. At March 31, 2016, the Company’s ratio of the allowance for loan losses to total loans was 0.85%, compared to 0.90% at March 31, 2015. Excluding acquired loans, the ratio of the allowance for loan losses to total loans was 1.20% at March 31, 2016, compared to 1.07% at March 31, 2015. The Company recorded virtually no net loan charge-offs during the first quarter of 2016, compared to net loan charge-offs of $26,000 during the first three months of 2015.

•	Noninterest income for the first quarter of 2016 increased $489,000, or 23.5%, compared to the first quarter of 2015, due primarily to increases in other income and service fees and charges, which were partially offset by a decrease in gains on the sale of mortgage loans.

•	Noninterest expense for the first quarter of 2016 increased $2.6 million, or 27.0%, compared to the first quarter of 2015. Noninterest expense includes merger-related expenses related to the acquisition of Louisiana Bancorp of $613,000 for the three months ended March 31, 2016. Excluding merger-related expenses, noninterest expense increased $2.0 million, or 20.7%, for the first quarter of 2016 compared to the first quarter of 2015. Excluding merger-related expenses, the increase in noninterest expense in the first quarter of 2016 compared to the first quarter of 2015 relates primarily to the growth of the Company due to the addition of Louisiana Bancorp branches and employees.

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

Non-GAAP Reconciliation

	For the Three Months Ended
(dollars in thousands)	March 31, 2016	March 31, 2015
Reported noninterest expense	$12,341	$9,719
Less: Merger-related expenses	613	—

Non-GAAP noninterest expense	$11,728	$9,719

Reported net income	$3,350	$2,848
Add: Merger-related expenses (after tax)	398	—

Non-GAAP net income	$3,748	$2,848

Diluted EPS	$0.47	$0.41
Add: Merger-related expenses	0.06	—

Non-GAAP diluted EPS	$0.53	$0.41

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – Loans outstanding as of March 31, 2016 were $1.2 billion, a decrease of $6.3 million, or 0.5%, from December 31, 2015. Growth in originated loans of 10% (on an annualized basis) was offset by declines in acquired loans. Loan decreases during the first quarter of 2016 related primarily to multi-family residential (down $6.4 million), residential mortgages (down $3.0 million) and consumer loans (down $1.5 million). Commercial real estate and home equity loans increased by $2.8 million and $2.0 million, respectively, during the quarter.

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

	March 31,	December 31,	Increase/(Decrease)
(dollars in thousands)	2016	2015	Amount	Percent
Real estate loans:
One- to four-family first mortgage	$388,290	$391,266	$(2,976)	(0.8)%
Home equity loans and lines	96,056	94,060	1,996	2.1
Commercial real estate	408,166	405,379	2,787	0.7
Construction and land	117,247	116,775	472	0.4
Multi-family residential	37,427	43,863	(6,436)	(14.7)

Total real estate loans	1,047,186	1,051,343	(4,157)	(0.4)

Other loans:
Commercial and industrial	124,463	125,108	(645)	(0.5)
Consumer	46,410	47,915	(1,505)	(3.1)

Total other loans	170,873	173,023	(2,150)	(1.2)

Total loans	$1,218,059	$1,224,366	$(6,307)	(0.5)%

The balance of loans to companies in the energy sector totaled $36.8 million, or 3.0% of outstanding loans, at March 31, 2016. We also had unfunded loan commitments to energy companies amounting to $8.9 million at such date. At March 31, 2016, 91% of the balance of our energy-related loans were performing in accordance with their original loan agreements. Of the remaining 9%, $2.1 million has been restructured and are paying in accordance with the restructured terms. The Company holds no shared national credits.

The following table illustrates the composition of the Company’s energy-related loans at March 31, 2016.

(dollars in thousands)	Total	Percent
Real estate loans:
Commercial real estate	$16,027	44%
Construction and land	393	1

Total real estate loans	16,420	45

Commercial and industrial:
Equipment	6,288	17
Marine vessels	6,066	16
Accounts receivable	5,050	14
Unsecured	1,707	5
Other	1,238	3

Total commercial and industrial loans	20,349	55

Total energy-related loans	$36,769	100%

Asset Quality – One of management’s key objectives has been, and continues to be, maintaining a high level of asset quality. In addition to maintaining credit standards for new loan originations, we proactively monitor loans and collection and workout processes of delinquent or problem loans. When a borrower fails to make a scheduled payment, we attempt to cure the deficiency by making personal contact with the borrower. Initial contacts are generally made within 10 days after the date payment is due. In most cases, deficiencies are promptly resolved. If the delinquency continues, late charges are assessed and additional efforts are made to collect the deficiency. All loans which are designated as “special mention,” classified or which are delinquent 90 days or more are reported to the Board of Directors of the Bank monthly. For loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases. It is our policy, with certain limited exceptions, to discontinue accruing interest and reverse any interest accrued on any loan which is 90 days or more past due. On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to their ability to service the debt in accordance with the terms of the loan agreement. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt.

Repossessed assets which are acquired as a result of foreclosure are classified as repossessed assets until sold. First party property valuations are obtained at the time the asset is repossessed and periodically until the property is liquidated. Repossessed assets are recorded at the lesser of the balance of the loan or fair value less estimated selling costs, at the date acquired or upon receiving new property valuations. Costs associated with acquiring and improving a foreclosed property are usually capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs. Holding costs are charged to expense. Gains and losses on the sale of repossessed assets are charged to operations, as incurred.

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger (i.e., loans with balances of $100,000 or greater) commercial real estate loans, multi-family residential loans, construction and land loans and commercial and industrial loans are individually evaluated for impairment. First party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer. The Company typically orders an “as is” valuation for collateral property if the loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of March 31, 2016 and December 31, 2015, loans individually evaluated for impairment, excluding acquired loans, amounted to $1.3 million and $966,000, respectively. As of March 31, 2016 and December 31, 2015, acquired impaired loans, loans considered to have deteriorated credit quality at the time of acquisition, amounted to $17.4 million and $20.0 million, respectively. As of March 31, 2016 and December 31, 2015, substandard loans, excluding acquired loans, amounted to $7.3 million and $7.7 million, respectively. The amount of the allowance for loan losses allocated to impaired or substandard loans originated by Home Bank totaled $538,000 as of March 31, 2016 and $153,000 as of December 31, 2015. The amount of allowance for loan losses allocated to acquired loans totaled $580,000 and $373,000, respectively, at such dates. There were no assets classified as doubtful or loss as of March 31, 2016 or December 31, 2015.

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

	March 31, 2016			December 31, 2015
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$734	$2,578	$3,312	$928	$2,649	$3,577
Home equity loans and lines	471	289	760	121	412	533
Commercial real estate	1,638	1,866	3,504	1,671	2,526	4,197
Construction and land	87	81	168	87	121	208
Multi-family residential	—	—	—	—	763	763
Other loans:
Commercial and industrial	2,304	859	3,163	2,374	610	2,984
Consumer	401	41	442	470	81	551

Total nonaccrual loans	5,635	5,714	11,349	5,651	7,162	12,813
Accruing loans 90 days or more past due	—	—	—	—	—	—

Total nonperforming loans	5,635	5,714	11,349	5,651	7,162	12,813
Foreclosed assets	180	2,199	2,379	116	3,012	3,128

Total nonperforming assets	5,815	7,913	13,728	5,767	10,174	15,941
Performing troubled debt restructurings	783	483	1,266	798	492	1,290

Total nonperforming assets and troubled debt restructurings	$6,598	$8,396	$14,994	$6,565	$10,666	$17,231

Nonperforming loans to total loans			0.93%			1.05%
Nonperforming loans to total assets			0.73%			0.83%
Nonperforming assets to total assets			0.89%			1.03%

(1)	Includes $1.5 million and $2.6 million in acquired loans accounted for under ASC 310-30 at March 31, 2016 and December 31, 2015, respectively. Excluding acquired loans and assets, ratios for nonperforming loans to total loans, nonperforming loans to total assets and nonperforming assets to total assets were 0.69%, 0.49% and 0.51%, respectively, at March 31, 2016.

The Company recorded virtually no net loan charge-offs during the first quarter of 2016, compared to net loan charge-offs of $26,000 during the first three months of 2015.

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

With respect to acquired loans, the Company follows the reserve standard set forth in ASC 310, Receivables. At acquisition, the Company reviews each loan to determine whether there is evidence of deterioration in credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each loan pool meeting the criteria above, and determines the excess of the loan pool’s scheduled contractual principal and interest payments in excess of cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the pool’s cash flows expected to be collected over the fair value, is accreted into interest income over the remaining life of the pool (accretable yield). The Company records a discount on these loans at acquisition to record them at their estimated fair values. As a result, acquired loans subject to ASC 310 are excluded from the calculation of the allowance for loan losses as of the acquisition date. See Note 5 to the Unaudited Consolidated Financial Statements for additional information concerning our allowance for acquired loans.

Acquired loans were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. Under current accounting principles, additional losses after the acquisition date are reflected as a provision to the allowance for loan losses. As of March 31, 2016 and December 31, 2015, $128,000 of our allowance for loan losses was allocated to acquired loans with deteriorated credit quality.

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

The following table presents the activity in the allowance for loan losses during the first three months of 2016.

(dollars in thousands)	Originated	Acquired	Total
Balance, December 31, 2015	$9,174	$373	$9,547
Provision charged to operations	737	113	850
Loans charged off	(106)	—	(106)
Recoveries on charged off loans	12	94	106

Balance, March 31, 2016	$9,817	$580	$10,397

At March 31, 2016, the Company’s ratio of allowance for loan losses to total loans was 0.85%, compared to 0.78% and 0.90% at December 31, 2015 and March 31, 2015, respectively. Excluding acquired loans, the ratio of allowance for loan losses to total loans was 1.20% at March 31, 2016, compared to 1.15% and 1.07% at December 31, 2015 and March 31, 2015, respectively.

The allowance for loan losses to loans ratio directly attributable to energy loans totaled 3.08% at March 31, 2016. Over the past 15 months, the Company has increased its overall allowance for loan losses to loans ratio on originated loans from 1.04% at December 31, 2014 to 1.20% at March 31, 2016 due in part to our assessment of the potential direct and indirect impact of low energy prices.

Investment Securities

The Company’s investment securities portfolio totaled $192.4 million as of March 31, 2016, an increase of $1.7 million, or 0.9%, from December 31, 2015. As of March 31, 2016, the Company had a net unrealized gain on its available for sale investment securities portfolio of $2.7 million, compared to $1.3 million as of December 31, 2015. The investment securities portfolio had a modified duration of 3.0 and 3.3 years at March 31, 2016 and December 31, 2015, respectively.

The following table summarizes activity in the Company’s investment securities portfolio during the first three months of 2016.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2015	$176,762	$13,927
Purchases	7,969	—
Sales	—	—
Principal payments and calls	(7,306)	—
Accretion of discounts and amortization of premiums, net	(289)	(81)
Increase in market value	1,397	—

Balance, March 31, 2016	$178,533	$13,846

Funding Sources

Deposits – Deposits totaled $1.2 billion as of March 31, 2016 and December 31, 2015. Core deposits totaled $972.3 million as of March 31, 2016, an increase of $4.9 million, or 0.5%, compared to December 31, 2015.

The following table sets forth the composition of the Company’s deposits at the dates indicated.

	March 31,	December 31,	Increase (Decrease)
(dollars in thousands)	2016	2015	Amount	Percent
Demand deposit	$292,411	$296,617	$(4,206)	(1.4)%
Savings	111,265	109,393	1,872	1.7
Money market	275,290	293,637	(18,347)	(6.2)
NOW	293,327	267,707	25,620	9.6
Certificates of deposit	271,406	276,863	(5,457)	(2.0)

Total deposits	$1,243,699	$1,244,217	$(518)	0.1%

Federal Home Loan Bank Advances – Short-term FHLB advances decreased $11.8 million, or 29.5% from $40.0 million as of December 31, 2015 to $28.2 million as of March 31, 2016. Long-term FHLB advances totaled $84.9 million as of March 31, 2016, a decrease of $360,000, or 0.4% compared December 31, 2015.

Shareholders’ Equity – Shareholders’ equity increased $4.1 million, or 2.5%, from $165.0 million as of December 31, 2015 to $169.2 million as of March 31, 2016.

As of March 31, 2016, the Company and the Bank had regulatory capital that were well in excess of regulatory requirements. The following table details the Company’s actual levels and current regulatory capital requirements as of March 31, 2016.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
Tier 1 risk-based capital	$153,864	13.32%	$69,333	6.00%	N/A	N/A
Total risk-based capital	164,261	14.22	92,444	8.00	N/A	N/A
Tier 1 leverage capital	153,864	10.05	46,222	4.00	N/A	N/A
Bank
Common equity Tier 1 capital (to risk-weighted assets)	$137,219	11.89%	$51,951	4.50%	$75,040	6.50%
Tier 1 risk-based capital	137,219	11.89	69,267	6.00	92,357	8.00
Total risk-based capital	147,616	12.79	92,357	8.00	115,446	10.00
Tier 1 leverage capital	137,219	8.97	46,178	4.00	57,723	5.00

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity Management

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring adequate cash flow exists to meet the Company’s needs, including operating, strategic and capital. The Company develops its liquidity management strategies as part of its overall asset/liability management process. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity. As of March 31, 2016, cash and cash equivalents totaled $18.0 million. At such date, investment securities available for sale totaled $178.5 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. As of March 31, 2016, certificates of deposit maturing within the next 12 months totaled $136.3 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended March 31, 2016, the average balance of outstanding FHLB advances was $126.0 million. As of March 31, 2016, the Company had $113.0 million in total outstanding FHLB advances and had $489.6 million in additional FHLB advances available.

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

Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of March 31, 2016.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	0.9%
+200	0.9
+100	0.6

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of March 31, 2016 and December 31, 2015.

	Contract Amount
	March 31,	December 31,
(dollars in thousands)	2016	2015
Standby letters of credit	$4,711	$3,764
Available portion of lines of credit	144,446	127,393
Undisbursed portion of loans in process	64,027	73,699
Commitments to originate loans	91,272	89,653

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

RESULTS OF OPERATIONS

During the first quarter of 2016, the Company earned $3.4 million, an increase of $502,000, or 17.6%, compared to the first quarter of 2015. The first quarter of 2016 included $613,000 of pre-tax merger-related expenses related to the acquisition of Louisiana Bancorp. Excluding merger-related expenses, net income for the first quarter of 2016 increased 31.6% compared to the first quarter of 2015. Diluted earnings per share for the first quarter of 2016 were $0.47, an increase of 14.6% compared to the first quarter of 2015. Excluding merger-related expenses, diluted earnings per share for the first quarter of 2016 increased 29.3% compared to the first quarter of 2015.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 4.28% and 4.40% for the three months ended March 31, 2016 and March 31, 2015, respectively. The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.40% and 4.51% for the three months ended March 31, 2016 and March 31, 2015, respectively. The decrease in the net interest spread and net interest margin related primarily to a decrease in the average yield on loans.

Net interest income totaled $15.7 million for the three months ended March 31, 2016, an increase of $3.2 million, or 25.9%, compared to the three months ended March 31, 2015. Interest income increased $3.7 million, or 28.1%, in the first quarter of 2016, compared to the first quarter of 2015. Interest expense increased $513,000, or 63.2%, in the first quarter of 2016 compared to the first quarter of 2015. The increases were the result of increased average volume of loans and deposits from the Louisiana Bancorp acquisition in the third quarter of 2015.

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

	Three Months Ended March 31,
	2016			2015
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate(1)
Interest-earning assets:
Loans receivable(1)	$1,225,577	$16,018	5.20%	$919,109	$12,361	5.40%
Investment securities
Taxable	153,336	798	2.08	148,820	736	1.98
Tax-exempt (TE)	35,213	173	3.02	35,511	174	3.02

Total investment securities	188,549	971	2.26	184,331	910	2.18

Other interest-earning assets	15,949	59	1.50	15,044	34	0.91

Total interest-earning assets (TE)	1,430,075	17,048	4.77	1,118,484	13,305	4.81

Noninterest-earning assets	114,835			107,736

Total assets	$1,544,910			$1,226,220

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$678,682	$400	0.24%	$523,535	$291	0.23%
Certificates of deposit	273,757	532	0.78	219,066	394	0.73

Total interest-bearing deposits	952,439	932	0.39	742,601	685	0.37
Short-term FHLB advances	41,005	43	0.42	16,576	6	0.15
Long term FHLB advances	84,986	351	1.65	18,865	103	2.19
Securities sold under repurchase agreement	—	—	—	20,295	19	0.37

Total interest-bearing liabilities	1,078,430	1,326	0.49	798,337	813	0.41

Noninterest-bearing liabilities	298,441			271,822

Total liabilities	1,376,871			1,070,159
Shareholders’ equity	168,039			156,061

Total liabilities and shareholders’ equity	$1,544,910			$1,226,220

Net interest-earning assets	$351,645			$320,147

Net interest spread (TE)		$15,722	4.28%		$12,492	4.40%

Net interest margin (TE)			4.40%			4.51%

(1)	Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process. Acquired loans were recorded at fair value upon acquisition and accrete interest income over the remaining lives of the respective loans.

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

	For the Three Months Ended
	March 31,
	2016 Compared to 2015
	Change Attributable To
			Total
			Increase
(dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans receivable	$(290)	$3,947	$3,657
Investment securities (TE)	40	21	61
Other interest-earning assets	23	3	25

Total interest income	(227)	3,971	3,743

Interest expense:
Savings, checking and money market accounts	19	90	109
Certificates of deposit	34	105	138
FHLB advances	(50)	335	285
Securities sold under repurchase agreement	—	(19)	(19)

Total interest expense	3	511	513

Increase (decrease) in net interest income	$(230)	$3,460	$3,230

Provision for Loan Losses – For the quarter ended March 31, 2016, the Company recorded a provision for loan losses of $850,000, which was 57.8% higher than the $538,000 recorded for the same period in 2015. Of the $850,000 in provision for the first quarter of 2016, $461,000 was associated with one energy-related borrower. Net loan charge-offs amounted to $300 during the quarter ended March 31, 2016.

As of March 31, 2016, the Company’s ratio of allowance for loan losses to total loans was 0.85%, compared to 0.78% and 0.90% at December 31, 2015 and March 31, 2015, respectively. Excluding acquired loans, the ratio of allowance for loan losses to total loans was 1.20% at March 31, 2016, compared to 1.15% and 1.07% at December 31, 2015 and March 31, 2015, respectively. The ratio of non-performing loans to total assets was 0.73% at March 31, 2016, compared to 0.83% at December 31, 2015.

Noninterest Income – Noninterest income was $2.6 million for the three months ended March 31, 2016, $489,000, or 23.5%, higher than the $2.1 million earned for the same period in 2015. The increase in noninterest income in the first quarter of 2016 compared to the first quarter of 2015 resulted primarily from increases in other non-interest income (up $393,000 primarily from recoveries on acquired loans previously charged-off) and service fees and charges (up $144,000 due primarily to the Louisiana Bancorp acquisition and increased customer transactions), which were partially offset by a decrease in gains on the sale of mortgage loans (down $72,000).

Noninterest Expense – Noninterest expense was $12.3 million for the three months ended March 31, 2016, $2.6 million, or 27.0%, higher than the $9.7 million recorded for the same period in 2015. Noninterest expense includes merger-related expenses due to the acquisition of Louisiana Bancorp of $613,000 for the three months ended March 31, 2016. Excluding merger-related expenses, the increase in noninterest expense in the first quarter of 2016 compared to the first quarter of 2015 relates primarily to the growth of the Company due to the addition of Louisiana Bancorp branches and employees.

Income Taxes – For the quarters ended March 31, 2016 and March 31, 2015, the Company incurred income tax expense of $1.7 million and $1.5 million, respectively. The Company’s effective tax rate was 34.3% and 34.0% during the first quarters of 2016 and 2015, respectively. Differences between the effective tax rate and the statutory tax rate primarily relate to variances in items that are non-taxable or non-deductible (e.g., state tax, tax-exempt income, merger-related expenses, etc.).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2015, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at March 31, 2016 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for December 31, 2015 filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds.

The Company’s purchases of its common stock made during the quarter consisted of stock repurchases under the Company’s approved plan and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
January 1 – January 31, 2016	250	$25.65	250	16,321
February 1 – February 29, 2016	750	25.75	750	15,571
March 1 – March 31, 2016	250	26.90	250	15,321

Total	1,250	$25.96	1,250	15,321

(1)	On June 7, 2013, the Company announced the commencement of a stock repurchase program. Under the plan, the Company can repurchase up to 370,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions.

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

HOME BANCORP, INC.

May 9, 2016	By:	/s/John W. Bordelon
John W. Bordelon
President, Chief Executive Officer and Director

May 9, 2016	By:	/s/Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer