Form 10-Q
period 2016-06-30
HOME BANCORP, INC.
filed 2016-08-08
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2016

or

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

At August 1, 2016, the registrant had 7,320,691 shares of common stock, $0.01 par value, outstanding.

HOME BANCORP, INC. and SUBSIDIARY

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)	(Audited)
	June 30,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$26,853,272	$24,797,599
Interest-bearing deposits in banks	2,430,585	5,143,585
Investment securities available for sale, at fair value	174,949,772	176,762,200
Investment securities held to maturity (fair values of $13,910,101 and $14,120,842, respectively)	13,530,264	13,926,861
Mortgage loans held for sale	11,616,730	5,651,250
Loans, net of unearned income	1,218,330,307	1,224,365,916
Allowance for loan losses	(11,446,976)	(9,547,487)

Total loans, net of unearned income and allowance for loan losses	1,206,883,331	1,214,818,429

Office properties and equipment, net	39,422,603	40,815,744
Cash surrender value of bank-owned life insurance	19,867,467	19,666,900
Accrued interest receivable and other assets	49,494,863	50,329,032

Total Assets	$1,545,048,887	$1,551,911,600

Liabilities
Deposits:
Noninterest-bearing	$289,309,593	$296,616,693
Interest-bearing	935,694,192	947,599,823

Total deposits	1,225,003,785	1,244,216,516
Short-term Federal Home Loan Bank (FHLB) advances	52,587,224	39,939,375
Long-term Federal Home Loan Bank (FHLB) advances	82,491,783	85,213,222
Accrued interest payable and other liabilities	11,398,668	17,496,133

Total Liabilities	1,371,481,460	1,386,865,246

Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 7,306,728 and 7,239,821 shares issued and outstanding, respectively	73,068	72,399
Additional paid-in capital	78,346,879	76,948,914
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(4,374,130)	(4,552,670)
Recognition and Retention Plan (RRP)	(148,911)	(158,590)
Retained earnings	97,659,115	91,864,543
Accumulated other comprehensive income	2,011,406	871,758

Total Shareholders’ Equity	173,567,427	165,046,354

Total Liabilities and Shareholders’ Equity	$1,545,048,887	$1,551,911,600

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended June, 30		For the Six Months Ended June, 30
	2016	2015	2016	2015
Interest Income
Loans, including fees	$15,852,931	$12,620,586	$31,871,027	$24,981,549
Investment securities:
Taxable interest	775,042	721,206	1,573,395	1,456,843
Tax-exempt interest	170,794	180,909	343,525	355,393
Other investments and deposits	67,207	65,319	126,589	99,071

Total interest income	16,865,974	13,588,020	33,914,536	26,892,856

Interest Expense
Deposits	919,152	700,657	1,851,004	1,385,636
Securities sold under repurchase agreement	—	18,634	—	37,063
Short-term FHLB advances	45,985	63	89,583	6,133
Long-term FHLB advances	348,200	103,825	698,829	207,060

Total interest expense	1,313,337	823,179	2,639,416	1,635,892

Net interest income	15,552,637	12,764,841	31,275,120	25,256,964
Provision for loan losses	1,050,000	294,138	1,900,000	832,625

Net interest income after provision for loan losses	14,502,637	12,470,703	29,375,120	24,424,339

Noninterest Income
Service fees and charges	1,001,856	954,545	2,038,266	1,846,664
Bank card fees	676,305	637,688	1,277,506	1,203,272
Gain on sale of loans, net	486,866	267,839	787,539	641,012
Income from bank-owned life insurance	119,967	124,108	240,679	256,467
Gain (loss) on sale of properties and equipment, net	640,573	(133,614)	640,580	(133,614)
Other income	521,946	188,255	1,030,221	303,703

Total noninterest income	3,447,513	2,038,821	6,014,791	4,117,504

Noninterest Expense
Compensation and benefits	6,920,908	6,062,625	14,121,944	11,823,412
Occupancy	1,322,342	1,166,929	2,631,939	2,338,210
Marketing and advertising	198,351	112,654	456,015	222,982
Data processing and communication	1,147,318	915,140	2,691,033	1,858,472
Professional services	259,344	475,235	553,551	713,409
Forms, printing and supplies	173,165	133,028	350,457	277,838
Franchise and shares tax	219,773	147,272	439,546	294,544
Regulatory fees	329,024	296,942	651,715	577,409
Foreclosed assets, net	307,425	259,788	425,802	495,570
Other expenses	977,858	658,715	1,874,695	1,345,568

Total noninterest expense	11,855,508	10,228,328	24,196,697	19,947,414

Income before income tax expense	6,094,642	4,281,196	11,193,214	8,594,429
Income tax expense	2,078,148	1,441,359	3,827,041	2,906,828

Net Income	$4,016,494	$2,839,837	$7,366,173	$5,687,601

Earnings per share:
Basic	$0.59	$0.42	$1.08	$0.85

Diluted	$0.57	$0.41	$1.04	$0.82

Cash dividends declared per common share	$0.10	$0.07	$0.19	$0.14

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended June, 30		For the Six Months Ended June, 30
	2016	2015	2016	2015
Net Income	$4,016,494	$2,839,837	$7,366,173	$5,687,601

Other Comprehensive Income
Unrealized gain (loss) on investment securities	$356,059	$(902,402)	$1,753,305	$(285,933)
Tax effect	(124,621)	315,841	(613,657)	100,077

Other comprehensive income, net of taxes	$231,438	$(586,561)	$1,139,648	$(185,856)

Comprehensive Income	$4,247,932	$2,253,276	$8,505,821	$5,501,745

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

							Accumulated
		Additional		Unallocated	Unallocated		Other
	Common	Paid-in	Treasury	Common Stock	Common Stock	Retained	Comprehensive
	Stock	Capital	Stock	Held by ESOP	Held by RRP	Earnings	Income	Total
Balance, December 31, 2014(1)	$90,088	$93,332,108	$(28,572,891)	$(4,909,750)	$(202,590)	$93,101,915	$1,304,876	$154,143,756
Net income						5,687,601		5,687,601
Other comprehensive income							(185,856)	(185,856)
Purchase of Company’s common shares at cost, 49,200 shares			(2,909,083)					(2,909,083)
Reclassification of treasury stock per Louisiana law	(20,187)	(20,166,773)	31,481,974			(11,295,014)		—
Cash dividends declared, $0.14 per share						(1,004,736)		(1,004,736)
Exercise of stock options	2,280	2,621,783						2,624,063
Restricted stock vesting		(969)			1,194			225
ESOP shares released for allocation		287,531		178,540				466,071
Share-based compensation cost		80,273						80,273

Balance, June 30, 2015	$72,181	$76,153,953	$—	$(4,731,210)	$(201,396)	$86,489,766	$1,119,020	$158,902,314

Balance, December 31, 2015(1)	$72,399	$76,948,914	$—	$(4,552,670)	$(158,590)	$91,864,543	$871,758	$165,046,354
Net income						7,366,173		7,366,173
Other comprehensive income							1,139,648	1,139,648
Purchase of Company’s common shares at cost, 10,500 shares	(110)	(110,050)				(193,927)		(304,087)
Cash dividends declared, $0.19 per share						(1,377,674)		(1,377,674)
Exercise of stock options	735	969,856						970,591
ESOP shares released for allocation		381,974		178,540				560,514
Restricted stock vesting	44	315			9,679			10,038
Share-based compensation cost		155,870						155,870

Balance, June 30, 2016	$73,068	$78,346,879	$—	$(4,374,130)	$(148,911)	$97,659,115	$2,011,406	$173,567,427

(1)	Balances as of December 31, 2014 and December 31, 2015 are audited.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$7,366,173	$5,687,601
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,900,000	832,625
Depreciation	891,134	901,831
Amortization of purchase accounting valuations and intangibles	1,556,694	2,144,471
Net amortization of mortgage servicing asset	127,038	62,540
Federal Home Loan Bank stock dividends	(41,200)	(5,900)
Net amortization of premium on investments	757,273	744,039
Gain on loans sold, net	(787,539)	(641,012)
Proceeds, including principal payments, from loans held for sale	73,726,398	62,085,277
Originations of loans held for sale	(78,904,339)	(63,623,563)
Non-cash compensation	629,870	475,107
Deferred income tax provision (benefit)	572,122	(471,026)
(Increase) decrease in interest receivable and other assets	(2,228,055)	622,992
Increase in cash surrender value of bank-owned life insurance	(200,567)	(256,467)
(Decrease) increase in accrued interest payable and other liabilities	(5,993,750)	139,428

Net cash (used in) provided by operating activities	(628,748)	8,697,943

Cash flows from investing activities:
Purchases of securities available for sale	(13,339,070)	(18,713,313)
Purchases of securities held to maturity	—	(2,927,988)
Proceeds from maturities, prepayments and calls on securities available for sale	16,309,127	14,549,353
Proceeds from maturities, prepayments and calls on securities held to maturity	235,000	—
Net change in loans	5,428,115	(11,476,848)
Reimbursement from FDIC for covered assets	—	363,406
Decrease in interest bearing deposits in other banks	2,713,000	—
Proceeds from sale of repossessed assets	146,760	1,592,531
Purchases of office properties and equipment	(2,603,508)	(398,008)
Proceeds from sale of properties and equipment	3,746,095	704,276
Purchases of Federal Home Loan Bank stock	—	(793,300)
Proceeds from redemption of Federal Home Loan Bank stock	—	1,970,200

Net cash provided by (used in) investing activities	12,635,519	(15,129,691)

Cash flows from financing activities:
(Decrease) increase in deposits	(19,153,324)	37,371,361
Borrowings on Federal Home Loan Bank advances	(1,942,377,387)	(1,077,800,000)
Repayments of Federal Home Loan Bank advances	1,952,400,000	1,049,300,000
Purchase of Company’s common stock	(304,085)	(2,909,083)
Proceeds from exercise of stock options	861,372	2,624,062
Payment of dividends on common stock	(1,377,674)	(1,004,737)

Net cash (used in) provided by financing activities	(9,951,098)	7,581,603

Net change in cash and cash equivalents	2,055,673	1,149,855
Cash and cash equivalents at beginning of year	24,797,599	29,077,907

Cash and cash equivalents at end of period	$26,853,272	$30,227,762

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Home Bancorp, Inc. (the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and six-month periods ended June 30, 2016 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2015.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This ASU is effective for fiscal years beginning after December 15, 2019. We are currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

3. Investment Securities

Summary information regarding the Company’s investment securities classified as available for sale and held to maturity as of June 30, 2016 and December 31, 2015 is as follows.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
June 30, 2016
Available for sale:
U.S. agency mortgage-backed	$132,816	$2,300	$2	$73	$135,041
Non-U.S. agency mortgage-backed	5,600	29	4	52	5,573
Municipal bonds	21,436	660	—	—	22,096
U.S. government agency	12,003	237	—	—	12,240

Total available for sale	$171,855	$3,226	$6	$125	$174,950

Held to maturity:
Municipal bonds	$13,530	$380	$—	$—	$13,910

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
December 31, 2015
Available for sale:
U.S. agency mortgage-backed	$134,748	$1,464	$287	$447	$135,478
Non-U.S. agency mortgage-backed	6,055	51	—	41	6,065
Municipal bonds	22,453	490	10	—	22,933
U.S. government agency	12,166	145	25	—	12,286

Total available for sale	$175,422	$2,150	$322	$488	$176,762

Held to maturity:
Municipal bonds	$13,927	$239	$45	$—	$14,121

The estimated fair value and amortized cost by contractual maturity of the Company’s investment securities as of June 30, 2016 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$8	$5,400	$36,290	$93,343	$135,041
Non-U.S. agency mortgage-backed	—	—	—	5,573	5,573
Municipal bonds	1,970	9,074	10,222	830	22,096
U.S. government agency	—	8,140	—	4,100	12,240

Total available for sale	$1,978	$22,614	$46,512	$103,846	$174,950

Securities held to maturity:
Municipal bonds	$—	$2,564	$7,859	$3,487	$13,910

Total investment securities	$1,978	$25,178	$54,371	$107,333	$188,860

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$8	$5,314	$35,737	$91,757	$132,816
Non-U.S. agency mortgage-backed	—	—	—	5,600	5,600
Municipal bonds	1,958	8,798	9,917	763	21,436
U.S. government agency	—	7,990	—	4,013	12,003

Total available for sale	$1,966	$22,102	$45,654	$102,133	$171,855

Securities held to maturity:
Municipal bonds	$—	$2,525	$7,594	$3,411	$13,530

Total investment securities	$1,966	$24,627	$53,248	$105,544	$185,385

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

As of June 30, 2016, 18 of the Company’s debt securities had unrealized losses totaling 0.8% of the individual securities’ amortized cost basis and 0.1% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 11 of the 18 securities had been in a continuous loss position for over 12 months. The 18 securities had an aggregate amortized cost basis of $16.4 million and unrealized loss of $132,000 at June 30, 2016. Management has the intent and ability to hold these debt securities until maturity, or until anticipated recovery; hence, no declines in these 11 securities were deemed to be other-than-temporary at June 30, 2016.

As of June 30, 2016 and December 31, 2015, the Company had $89,115,000 and $94,661,000, respectively, of securities pledged to secure public deposits.

4. Earnings Per Share

Earnings per common share were computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Numerator:
Net income available to common shareholders	$4,016	$2,840	$7,366	$5,688
Denominator:
Weighted average common shares outstanding	6,816	6,695	6,800	6,664
Effect of dilutive securities:
Restricted stock	4	4	4	4
Stock options	268	275	266	300

Weighted average common shares outstanding – assuming dilution	7,088	6,974	7,070	6,968

Basic earnings per common share	$0.59	$0.42	$1.08	$0.85

Diluted earnings per common share	$0.57	$0.41	$1.04	$0.82

Options on 33,180 and 55,773 shares of common stock were not included in the computation of diluted earnings per share for the three months ended June 30, 2016 and June 30, 2015, respectively, because the effect of these shares was anti-dilutive. Options on 51,138 and 32,636 shares of common stock were not included in the computation of diluted earnings per share for the six months ended June 30, 2016 and June 30, 2015, respectively, because the effect of these shares was anti-dilutive.

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

The allowance for loan losses and recorded investment in loans as of the dates indicated are as follows.

	As of June 30, 2016
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,445	$35	$100	$1,580
Home equity loans and lines	649	—	74	723
Commercial real estate	3,672	124	—	3,796
Construction and land	1,465	—	74	1,539
Multi-family residential	194	—	—	194
Commercial and industrial	2,493	442	123	3,058
Consumer	557	—	—	557

Total allowance for loan losses	$10,475	$601	$371	$11,447

	As of June 30, 2016
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Recorded investment in loans:
One- to four-family first mortgage	$183,891	$77	$188,117	$372,085
Home equity loans and lines	46,799	—	48,529	95,328
Commercial real estate	301,702	624	111,999	414,325
Construction and land	121,464	—	2,996	124,460
Multi-family residential	16,389	—	21,595	37,984
Commercial and industrial	119,058	1,139	9,148	129,345
Consumer	43,075	—	1,728	44,803

Total loans	$832,378	$1,840	$384,112	$1,218,330

	As of December 31, 2015
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,338	$34	$92	$1,464
Home equity loans and lines	536	—	224	760
Commercial real estate	3,066	86	—	3,152
Construction and land	1,360	—	57	1,417
Multi-family residential	173	—	—	173
Commercial and industrial	1,977	33	—	2,010
Consumer	571	—	—	571

Total allowance for loan losses	$9,021	$153	$373	$9,547

	As of December 31, 2015
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Recorded investment in loans:
One- to four-family first mortgage	$180,454	$78	$205,386	$385,918
Home equity loans and lines	40,251	—	53,809	94,060
Commercial real estate	285,856	181	119,342	405,379
Construction and land	114,355	—	7,768	122,123
Multi-family residential	14,962	—	28,901	43,863
Commercial and industrial	115,360	707	9,041	125,108
Consumer	45,641	—	2,274	47,915

Total loans	$796,879	$966	$426,521	$1,224,366

(1)	$16.4 million and $20.0 million in acquired loans were accounted for under ASC 310-30 at June 30, 2016 and December 31, 2015, respectively.

A summary of activity in the allowance for loan losses during the six months ended June 30, 2016 and June 30, 2015 follows.

	For the Six Months Ended June 30, 2016
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,372	$—	$—	$108	$1,480
Home equity loans and lines	536	(9)	1	121	649
Commercial real estate	3,152	—	1	643	3,796
Construction and land	1,360	—	52	53	1,465
Multi-family residential	173	—	—	21	194
Commercial and industrial	2,010	(78)	28	975	2,935
Consumer	571	(99)	10	75	557

Total allowance for loan losses	$9,174	$(186)	$92	$1,996	$11,076

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$92	$—	$—	$8	$100
Home equity loans and lines	224	—	—	(150)	74
Commercial real estate	—	—	—	—	—
Construction and land	57	—	—	17	74
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	94	29	123
Consumer	—	—	—	—	—

Total allowance for loan losses	$373	$—	$94	$(96)	$371

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,464	$—	$—	$116	$1,580
Home equity loans and lines	760	(9)	1	(29)	723
Commercial real estate	3,152	—	1	643	3,796
Construction and land	1,417	—	52	70	1,539
Multi-family residential	173	—	—	21	194
Commercial and industrial	2,010	(78)	122	1,004	3,058
Consumer	571	(99)	10	75	557

Total allowance for loan losses	$9,547	$(186)	$186	$1,900	$11,447

	For the Six Months Ended June 30, 2015
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,136	$—	$30	$43	$1,209
Home equity loans and lines	442	(14)	4	45	477
Commercial real estate	2,922	—	—	63	2,985
Construction and land	968	—	—	103	1,071
Multi-family residential	192	—	—	28	220
Commercial and industrial	1,161	(64)	72	385	1,554
Consumer	521	(46)	—	81	556

Total allowance for loan losses	$7,342	$(124)	$106	$748	$8,072

	For the Six Months Ended June 30, 2015
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$174	$—	$—	$(39)	$135
Home equity loans and lines	111	—	—	89	200
Commercial real estate	—	—	—	—	—
Construction and land	133	(109)	—	35	59
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total allowance for loan losses	$418	$(109)	$—	$85	$394

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,310	$—	$30	$4	$1,344
Home equity loans and lines	553	(14)	4	134	677
Commercial real estate	2,922	—	—	63	2,985
Construction and land	1,101	(109)	—	138	1,130
Multi-family residential	192	—	—	28	220
Commercial and industrial	1,161	(64)	72	385	1,554
Consumer	521	(46)	—	81	556

Total allowance for loan losses	$7,760	$(233)	$106	$833	$8,466

The following tables present the Company’s loan portfolio by credit quality classification as of the dates indicated.

	June 30, 2016
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$182,115	$330	$1,523	$—	$183,968
Home equity loans and lines	45,486	356	957	—	46,799
Commercial real estate	289,715	7,310	5,301	—	302,326
Construction and land	120,767	30	667	—	121,464
Multi-family residential	16,389	—	—	—	16,389
Commercial and industrial	104,034	7,783	8,380	—	120,197
Consumer	42,556	141	378	—	43,075

Total originated loans	$801,062	$15,950	$17,206	$—	$834,218

Acquired loans:
One- to four-family first mortgage	$183,842	$560	$3,715	$—	$188,117
Home equity loans and lines	48,380	45	104	—	48,529
Commercial real estate	105,973	4,259	1,767	—	111,999
Construction and land	2,155	—	841	—	2,996
Multi-family residential	20,665	7	923	—	21,595
Commercial and industrial	5,601	—	3,547	—	9,148
Consumer	1,667	30	31	—	1,728

Total acquired loans	$368,283	$4,901	$10,928	$—	$384,112

Total:
One- to four-family first mortgage	$365,957	$890	$5,238	$—	$372,085
Home equity loans and lines	93,866	401	1,061	—	95,328
Commercial real estate	395,688	11,569	7,068	—	414,325
Construction and land	122,922	30	1,508	—	124,460
Multi-family residential	37,054	7	923	—	37,984
Commercial and industrial	109,635	7,783	11,927	—	129,345
Consumer	44,223	171	409	—	44,803

Total loans	$1,169,345	$20,851	$28,134	$—	$1,218,330

	December 31, 2015
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$178,515	$439	$1,578	$—	$180,532
Home equity loans and lines	39,736	394	121	—	40,251
Commercial real estate	282,963	988	2,086	—	286,037
Construction and land	113,249	—	1,106	—	114,355
Multi-family residential	14,962	—	—	—	14,962
Commercial and industrial	113,108	585	2,374	—	116,067
Consumer	45,133	38	470	—	45,641

Total originated loans	$787,666	$2,444	$7,735	$—	$797,845

Acquired loans:
One- to four-family first mortgage	$200,966	$791	$3,629	$—	$205,386
Home equity loans and lines	53,352	20	437	—	53,809
Commercial real estate	112,802	4,085	2,455	—	119,342
Construction and land	4,573	1,819	1,376	—	7,768
Multi-family residential	27,931	12	958	—	28,901
Commercial and industrial	7,071	1,191	779	—	9,041
Consumer	2,160	51	63	—	2,274

Total acquired loans	$408,855	$7,969	$9,697	$—	$426,521

Total:
One- to four-family first mortgage	$379,481	$1,230	$5,207	$—	$385,918
Home equity loans and lines	93,088	414	558	—	94,060
Commercial real estate	395,765	5,073	4,541	—	405,379
Construction and land	117,822	1,819	2,482	—	122,123
Multi-family residential	42,893	12	958	—	43,863
Commercial and industrial	120,179	1,776	3,153	—	125,108
Consumer	47,293	89	533	—	47,915

Total loans	$1,196,521	$10,413	$17,432	$—	$1,224,366

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

•	Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in the collateral values.

•	Substandard loans have an existing specific and well-defined weakness that may include poor liquidity and deterioration of financial performance. Such loans may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

In addition, residential loans are classified using an inter-agency regulatory methodology that incorporates the extent of delinquencies and loan-to-value ratios. These classifications were the most current available as of the dates indicated and were generally updated within the quarter.

Age analysis of past due loans as of the dates indicated are as follows.

	June 30, 2016
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,910	$—	$548	$2,458	$181,510	$183,968
Home equity loans and lines	217	74	123	414	46,385	46,799
Commercial real estate	793	—	—	793	301,533	302,326
Construction and land	—	251	86	337	121,127	121,464
Multi-family residential	—	—	—	—	16,389	16,389

Total real estate loans	2,920	325	757	4,002	666,944	670,946

Other loans:
Commercial and industrial	151	33	1,314	1,498	118,699	120,197
Consumer	495	59	185	739	42,336	43,075

Total other loans	646	92	1,499	2,237	161,035	163,272

Total originated loans	$3,566	$417	$2,256	$6,239	$827,979	$834,218

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$3,611	$730	$2,209	$6,550	$181,567	$188,117
Home equity loans and lines	90	109	45	244	48,285	48,529
Commercial real estate	41	—	689	730	111,269	111,999
Construction and land	3	—	34	37	2,959	2,996
Multi-family residential	—	—	—	—	21,595	21,595

Total real estate loans	3,745	839	2,977	7,561	365,675	373,236

Other loans:
Commercial and industrial	6	—	—	6	9,142	9,148
Consumer	17	—	11	28	1,700	1,728

Total other loans	23	—	11	34	10,842	10,876

Total acquired loans	$3,768	$839	$2,988	$7,595	$376,517	$384,112

Total loans:
Real estate loans:
One- to four-family first mortgage	$5,521	$730	$2,757	$9,008	$363,077	$372,085
Home equity loans and lines	307	183	168	658	94,670	95,328
Commercial real estate	834	—	689	1,523	412,802	414,325
Construction and land	3	251	120	374	124,086	124,460
Multi-family residential	—	—	—	—	37,984	37,984

Total real estate loans	6,665	1,164	3,734	11,563	1,032,619	1,044,182

Other loans:
Commercial and industrial	157	33	1,314	1,504	127,841	129,345
Consumer	512	59	196	767	44,036	44,803

Total other loans	669	92	1,510	2,271	171,877	174,148

Total loans	$7,334	$1,256	$5,244	$13,834	$1,204,496	$1,218,330

	December 31, 2015
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$2,174	$435	$890	$3,499	$177,033	$180,532
Home equity loans and lines	87	—	121	208	40,043	40,251
Commercial real estate	438	—	602	1,040	284,997	286,037
Construction and land	117	—	87	204	114,151	114,355
Multi-family residential	—	—	—	—	14,962	14,962

Total real estate loans	2,816	435	1,700	4,951	631,186	636,137

Other loans:
Commercial and industrial	411	15	707	1,133	114,934	116,067
Consumer	533	277	358	1,168	44,473	45,641

Total other loans	944	292	1,065	2,301	159,407	161,708

Total originated loans	$3,760	$727	$2,765	$7,252	$790,593	$797,845

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,976	$885	$2,582	$5,443	$199,943	$205,386
Home equity loans and lines	327	40	317	684	53,125	53,809
Commercial real estate	140	6	1,441	1,587	117,755	119,342
Construction and land	592	7	48	647	7,121	7,768
Multi-family residential	—	14	12	26	28,875	28,901

Total real estate loans	3,035	952	4,400	8,387	406,819	415,206

Other loans:
Commercial and industrial	14	7	429	450	8,591	9,041
Consumer	64	4	48	116	2,158	2,274

Total other loans	78	11	477	566	10,749	11,315

Total acquired loans	$3,113	$963	$4,877	$8,953	$417,568	$426,521

Total loans:
Real estate loans:
One- to four-family first mortgage	$4,150	$1,320	$3,472	$8,942	$376,976	$385,918
Home equity loans and lines	414	40	438	892	93,168	94,060
Commercial real estate	578	6	2,043	2,627	402,752	405,379
Construction and land	709	7	135	851	121,272	122,123
Multi-family residential	—	14	12	26	43,837	43,863

Total real estate loans	5,851	1,387	6,100	13,338	1,038,005	1,051,343

Other loans:
Commercial and industrial	425	22	1,136	1,583	123,525	125,108
Consumer	597	281	406	1,284	46,631	47,915

Total other loans	1,022	303	1,542	2,867	170,156	173,023

Total loans	$6,873	$1,690	$7,642	$16,205	$1,208,161	$1,224,366

Excluding Acquired Loans with deteriorated credit quality, as of June 30, 2016 and December 31, 2015, the Company did not have any loans greater than 90 days past due and accruing.

The following is a summary of information pertaining to Originated Loans which were deemed to be impaired loans as of the dates indicated.

	As of Period Ended June 30, 2016
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$—	$—

With an allowance recorded:
One- to four-family first mortgage	$77	$81	$35	$81	$3
Home equity loans and lines	—	—	—	—	—
Commercial real estate	624	650	124	252	12
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,139	1,170	442	965	32
Consumer	—	—	—	—	—

Total	$1,840	$1,901	$601	$1,298	$47

Total impaired Originated Loans:
One- to four-family first mortgage	$77	$81	$35	$81	$3
Home equity loans and lines	—	—	—	—	—
Commercial real estate	624	650	124	252	12
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,139	1,170	442	965	32
Consumer	—	—	—	—	—

Total	$1,840	$1,901	$601	$1,298	$47

	As of Period Ended December 31, 2015
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$72	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	213	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$285	$—

With an allowance recorded:
One- to four-family first mortgage	$78	$78	$34	$6	$5
Home equity loans and lines	—	—	—	—	—
Commercial real estate	181	181	86	461	11
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	707	707	33	729	39
Consumer	—	—	—	—	—

Total	$966	$966	$153	$1,196	$55

	As of Period Ended December 31, 2015
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Total impaired Originated Loans:
One- to four-family first mortgage	$78	$78	$34	$78	$5
Home equity loans and lines	—	—	—	—	—
Commercial real estate	181	181	86	461	11
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	707	707	33	942	39
Consumer	—	—	—	—	—

Total	$966	$966	$153	$1,481	$55

A summary of information pertaining to nonaccrual loans as of dates indicated is as follows.

	June 30, 2016			December 31, 2015
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans:
One- to four-family first mortgage	$886	$1,001	$1,887	$928	$530	$1,458
Home equity loans and lines	956	36	992	121	139	260
Commercial real estate	4,635	419	5,054	1,671	1,013	2,684
Construction and land	87	66	153	86	69	155
Multi-family residential	—	—	—	—	763	763
Commercial and industrial	8,273	327	8,600	2,374	84	2,458
Consumer	378	11	389	471	6	477

Total	$15,215	$1,860	$17,075	$5,651	$2,604	$8,255

(1)	Table excludes acquired loans which were being accounted for under ASC 310-30 because they continue to earn interest from accretable yield regardless of their status as past due or otherwise not in compliance with their contractual terms. Acquired loans with deteriorated credit quality, which were being accounting for under ASC 310-30 and which were 90 days or more past due totaled $2.1 million and $4.0 million as of June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016, the Company had no outstanding commitments to lend additional funds to any customer whose loan was classified as impaired.

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

Information about the Company’s TDRs is presented in the following tables.

	As of June 30, 2016
(dollars in thousands)	Current	Past Due Greater Than 30 Days and Accruing	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$279	$—	$319	$598
Home equity loans and lines	356	—	836	1,192
Commercial real estate	104	—	1,771	1,875
Construction and land	249	—	87	336
Multi-family residential	—	—	—	—

Total real estate loans	988	—	3,013	4,001

Other loans:
Commercial and industrial	—	—	3,377	3,377
Consumer	—	—	193	193

Total other loans	—	—	3,570	3,570

Total originated loans	$988	$—	$6,583	$7,571

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$314	$87	$219	$620
Home equity loans and lines	—	—	—	—
Commercial real estate	1,163	—	—	1,163
Construction and land	—	—	67	67
Multi-family residential	—	—	—	—

Total real estate loans	1,477	87	286	1,850

Other loans:
Commercial and industrial	1,910	—	327	2,237
Consumer	—	—	—	—

Total other loans	1,910	—	327	2,237

Total acquired loans	$3,387	$87	$613	$4,087

	As of June 30, 2016
(dollars in thousands)	Current	Past Due Greater Than 30 Days and Accruing	Nonaccrual TDRs	Total TDRs
Total loans:
Real estate loans:
One- to four-family first mortgage	$593	$87	$538	$1,218
Home equity loans and lines	356	—	836	1,192
Commercial real estate	1,267	—	1,771	3,038
Construction and land	249	—	154	403
Multi-family residential	—	—	—	—

Total real estate loans	2,465	87	3,299	5,851

Other loans:
Commercial and industrial	1,910	—	3,704	5,614
Consumer	—	—	193	193

Total other loans	1,910	—	3,897	5,807

Total loans	$4,375	$87	$7,196	$11,658

	As of December 31, 2015
(dollars in thousands)	Current	Past Due Greater Than 30 Days and Accruing	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$281	$—	$38	$319
Home equity loans and lines	383	—	3	386
Commercial real estate	107	—	1,069	1,176
Construction and land	—	—	87	87
Multi-family residential	—	—	—	—

Total real estate loans	771	—	1,197	1,968

Other loans:
Commercial and industrial	—	—	2,374	2,374
Consumer	27	—	142	169

Total other loans	27	—	2,516	2,543

Total originated loans	$798	$—	$3,713	$4,511

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$419	$88	$—	$507
Home equity loans and lines	—	—	—	—
Commercial real estate	316	876	—	1,192
Construction and land	—	52	—	52
Multi-family residential	—	—	—	—

Total real estate loans	735	1,016	—	1,751

Other loans:
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—

Total other loans	—	—	—	—

Total acquired loans	$735	$1,016	$—	$1,751

Total loans:
Real estate loans:
One- to four-family first mortgage	$700	$88	$38	$826
Home equity loans and lines	383	—	3	386
Commercial real estate	423	876	1,069	2,368
Construction and land	—	52	87	139
Multi-family residential	—	—	—	—

	As of December 31, 2015
(dollars in thousands)	Current	Past Due Greater Than 30 Days and Accruing	Nonaccrual TDRs	Total TDRs
Total real estate loans	1,506	1,016	1,197	3,719
Other loans:
Commercial and industrial	—	—	2,374	2,374
Consumer	27	—	142	169

Total other loans	27	—	2,516	2,543

Total loans	$1,533	$1,016	$3,713	$6,262

None of the above referenced TDRs defaulted subsequent to the restructuring through the date the financial statements were issued. The Company restructured, as a TDR, loans totaling $5.6 million during the second quarter of 2016.

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of June 30, 2016, management did not make adjustments to prices provided by the first-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets measured for fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

		Fair Value Measurements Using
(dollars in thousands)	June 30, 2016	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$135,041	$—	$135,041	$—
Non-U.S. agency mortgage-backed	5,573	—	5,573	—
Municipal bonds	22,096	—	22,096	—
U.S. government agency	12,240	—	12,240	—

Total	$174,950	$—	$174,950	$—

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2015	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$135,478	$—	$135,478	$—
Non-U.S. agency mortgage-backed	6,065	—	6,065	—
Municipal bonds	22,933	—	22,933	—
U.S. government agency	12,286	—	12,286	—

Total	$176,762	$—	$176,762	$—

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

		Fair Value Measurements Using
(dollars in thousands)	June 30, 2016	Level 1	Level 2	Level 3
Repossessed assets	$2,286	$—	$—	$2,286
Impaired loans	1,239	—	—	1,239

Total	$3,525	$—	$—	$3,525

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2015	Level 1	Level 2	Level 3
Repossessed assets	$3,128	$—	$—	$3,128
Impaired loans	813	—	—	813

Total	$3,941	$—	$—	$3,941

The following table shows significant observable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of June 30, 2016
Repossessed assets	$2,286	Third party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	6% - 99%	65%
Impaired loans	$1,239	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	32%
As of December 31, 2015
Repossessed assets	$3,128	Third party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	6% - 96%	19%
Impaired loans	$813	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	15%

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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at June 30, 2016
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$26,853	$26,853	$26,853	$—	$—
Interest-bearing deposits in banks	2,431	2,431	2,431	—	—
Investment securities available for sale	174,950	174,950	—	174,950	—
Investment securities held to maturity	13,530	13,910	—	13,910	—
Mortgage loans held for sale	11,617	11,617	—	11,617	—
Loans, net	1,206,883	1,224,006	—	—	1,224,006
Cash surrender value of BOLI	19,867	19,867	19,867	—	—

		Fair Value Measurements at June 30, 2016
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Liabilities
Deposits	$1,225,004	$1,226,338	$—	$1,226,338	$—
Short-term FHLB advances	52,587	52,587	52,587	—	—
Long-term FHLB advances	82,492	83,554	—	83,554	—

		Fair Value Measurements at December 31, 2015
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$24,798	$24,798	$24,798	$—	$—
Interest-bearing deposits in banks	5,144	5,144	5,144	—	—
Investment securities available for sale	176,762	176,762	—	176,762	—
Investment securities held to maturity	13,927	14,121	—	14,121	—
Mortgage loans held for sale	5,651	5,651	—	5,651	—
Loans, net	1,214,818	1,216,370	—	—	1,216,370
Cash surrender value of BOLI	19,667	19,667	19,667	—	—
Financial Liabilities
Deposits	$1,244,217	$1,243,698	$—	$1,243,698	$—
Short-term FHLB advances	39,939	39,939	39,939	—	—
Long-term FHLB advances	85,213	84,711	—	84,711	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Home Bank, N. A. (the “Bank”), from December 31, 2015 through June 30, 2016 and on its results of operations for the three and six months ended June 30, 2016 and June 30, 2015. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

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

EXECUTIVE OVERVIEW

During the second quarter of 2016, the Company earned $4.0 million, an increase of $1.2 million, or 41.4%, compared to the second quarter of 2015. Diluted earnings per share for the second quarter of 2016 were $0.57, an increase of $0.16, or 39.0%, compared to the second quarter of 2015. The second quarters of 2016 and 2015 include merger-related expenses net of taxes related to the acquisition of Louisiana Bancorp, Inc. (“Louisiana Bancorp”) totaling $143,000 and $232,000, respectively. The second quarter of 2016 also includes a gain on the sale of a banking center totaling $416,000, net of taxes. Excluding merger-related expenses and the banking center gain, net income for the second quarter of 2016 increased 21.9% compared to the second quarter of 2015 (see the “Non-GAAP Reconciliation” on page 27). Excluding merger-related expenses and the banking center gain, diluted earnings per share for the second quarter of 2016 increased 20.5% compared to the second quarter of 2015.

During the six months ended June 30, 2016, the Company earned $7.4 million, an increase of $1.7 million, or 29.5%, compared to the six months ended June 30, 2015. Diluted earnings per share for the six months ended June 30, 2016 were $1.04, an increase of $0.22, or 26.8%, compared to the six months ended June 30, 2015. Excluding merger-related expenses and the banking center gain, net income for the six months ended June 30, 2016 increased 26.6% compared to the six months ended June 30, 2015. Excluding merger-related expenses and the banking center gain, diluted earnings per share for the six months ended June 30, 2016 increased 24.7% compared to the six months ended June 30, 2015.

Key components of the Company’s performance during the three and six months ended June 30, 2016 include:

•	Assets totaled $1.5 billion as of June 30, 2016, down $6.9 million, or 0.4%, from December 31, 2015.

•	Investment securities totaled $188.5 million as of June 30, 2016, a decrease of $2.2 million, or 1.2%, from December 31, 2015.

•	Loans as of June 30, 2016 were $1.2 billion, a decrease of $6.0 million, or 0.5%, from December 31, 2015. Growth in originated loans of 9.1% (on an annualized basis) was offset by paydowns in acquired loans.

•	Deposits as of June 30, 2016 were $1.2 billion, a decrease of $19.2 million, or 1.5%, from December 31, 2015. Core deposits (i.e., checking, savings, and money market accounts) totaled $957.6 million as of June 30, 2016, a decrease of $9.7 million, or 1.0%, from December 31, 2015.

•	Interest income increased $3.3 million, or 24.1%, in the second quarter of 2016, compared to the second quarter of 2015. For the six months ended June 30, 2016, interest income increased $7.0 million, or 26.1%, compared to the six months ended June 30, 2015. Interest income increased primarily due to higher loan volume as a result of the Louisiana Bancorp acquisition in the third quarter of 2015.

•	Interest expense increased $490,000, or 59.5%, in the second quarter of 2016 compared to the second quarter of 2015. For the six months ended June 30, 2016, interest expense increased $1.0 million, or 61.3%, compared to the six months ended June 30, 2015. Interest expense increased primarily due to a higher volume of interest-bearing liabilities as a result of the Louisiana Bancorp acquisition.

•	The provision for loan losses totaled $1.1 million for the second quarter of 2016, an increase of $756,000, or 257.0%, compared to the second quarter of 2015. For the six months ended June 30, 2016, the provision for loan losses totaled $1.9 million, an increase of $1.1 million, or 128.2%, from the six months ended June 30, 2015. Of the $1.1 million in provision for the second quarter of 2016, approximately half was related to organic loan growth and half was related to the deterioration of three loan relationships with indirect exposure to the energy sector. In the first quarter of 2016, $461,000 in the Company’s provision for loan losses was associated with one energy-related borrower. At June 30, 2016, the Company’s ratio of the allowance for loan losses to total loans was 0.94%, compared to 0.92% at June 30, 2015. Excluding acquired loans, the ratio of the allowance for loan losses to total loans was 1.33% at June 30, 2016, compared to 1.09% at June 30, 2015. The Company recorded virtually no net loan charge-offs during the first six months of 2016, compared to net loan charge-offs of $126,000 during the first six months of 2015.

•	Noninterest income for the second quarter of 2016 increased $1.4 million, or 69.1%, compared to the second quarter of 2015. For the six months ended June 30, 2016, noninterest income increased $1.9 million, or 46.1%, compared to the six months ended June 30, 2015. The increases resulted primarily from a gain on the sale of a banking center in the second quarter of 2016 in addition to increased service fees and charges, bank card fees, and gains on the sale of loans.

•	Noninterest expense for the second quarter of 2016 increased $1.6 million, or 15.9%, compared to the second quarter of 2015. Noninterest expense for the six months ended June 30, 2016 increased $4.2 million, or 21.3%, compared to the six months ended June 30, 2015. Noninterest expense includes merger-related expenses related to the acquisition of Louisiana Bancorp totaling $214,000 and $256,000 for the second quarters of 2016 and 2015, respectively, and $827,000 and $256,000 for the six months ended June, 30, 2016 and June 30, 2015, respectively. Excluding merger-related expenses, noninterest expense increased $1.7 million, or 16.7%, for the second quarter of 2016 compared to the second quarter of 2015. Excluding merger-related expenses, noninterest expense increased $3.7 million, or 18.5%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increases in noninterest expense relate primarily to the growth of the Company due to the addition of Louisiana Bancorp branches and employees in the third quarter of 2015.

This discussion and analysis contains financial information prepared other than in accordance with generally accepted accounting principles (“GAAP”). The Company uses these non-GAAP financial measures in its analysis of the Company’s performance. Management believes that the non-GAAP information provides useful data in understanding the Company’s operations and in comparing the Company’s results of operation to peers. This non-GAAP information should be considered in addition to the Company’s financial information prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results. Reconciliation of GAAP to non-GAAP disclosures is included in the table below.

Non-GAAP Reconciliation

	For the Three Months Ended		For the Six Months Ended
(dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Reported noninterest expense	$11,856	$10,228	$24,197	$19,947
Less: Merger-related expenses	(214)	(256)	(827)	(256)

Non-GAAP noninterest expense	$11,642	$9,972	$23,370	$19,691

Reported noninterest income	$3,448	$2,039	$6,015	$4,118
Less: Gain on sale of banking center	(641)	—	(641)	—

Non-GAAP noninterest income	$2,807	$2,039	$5,374	$4,118

Reported net income	$4,016	$2,840	$7,366	$5,688
Less: Gain on sale of banking center, net of tax	(416)	—	(416)	—
Add: Merger-related expenses, net of tax	143	232	542	232

Non-GAAP net income	$3,743	$3,072	$7,492	$5,920

Diluted EPS	$0.57	$0.41	$1.04	$0.82
Less: Gain on sale of banking center	(0.06)	—	(0.06)	—
Add: Merger-related expenses	0.02	0.03	0.08	0.03

Non-GAAP diluted EPS	$0.53	$0.44	$1.06	$0.85

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – Loans outstanding as of June 30, 2016 were $1.2 billion, a decrease of $6.0 million, or 0.5%, from December 31, 2015. Growth in originated loans of 9.1% (on an annualized basis) was offset by declines in acquired loans. Loan decreases during the first six months of 2016 related primarily to residential mortgage loans (down $13.8 million), multi-family loans (down $5.9 million), and consumer loans (down $3.1 million). These decreases were partially offset by increases in commercial real estate loans (up $8.9 million), commercial and industrial loans (up $4.2 million), construction and land loans (up $2.3 million) and home equity loans and lines loans (up $1.3 million) during the first six months of 2016.

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

	June 30,	December 31,	Increase/(Decrease)
(dollars in thousands)	2016	2015	Amount	Percent
Real estate loans:
One- to four-family first mortgage	$372,085	$385,918	$(13,833)	(3.6)%
Home equity loans and lines	95,328	94,060	1,268	1.3
Commercial real estate	414,325	405,379	8,946	2.2
Construction and land	124,460	122,123	2,337	1.9
Multi-family residential	37,984	43,863	(5,879)	(13.4)

Total real estate loans	1,044,182	1,051,343	(7,161)	(0.7)

Other loans:
Commercial and industrial	129,345	125,108	4,237	3.4
Consumer	44,803	47,915	(3,112)	(6.5)

Total other loans	174,148	173,023	1,125	0.7

Total loans	$1,218,330	$1,224,366	$(6,036)	(0.5)%

The aggregate outstanding balance of loans to borrowers in the energy sector totaled $35.7 million, or 2.9% of outstanding loans, at June 30, 2016. We also had unfunded loan commitments to borrowers in the energy sector amounting to $9.1 million at such date. At June 30, 2016, 91% of the balance of our energy-related loans were performing in accordance with their original loan agreements. Of the remaining 9%, $1.8 million had been restructured and were paying in accordance with the restructured terms at such date. The Company holds no shared national credits.

The following table illustrates the composition of the Company’s direct energy-related loans at June 30, 2016.

(dollars in thousands)	Total	Percent
Real estate loans:
Commercial real estate	$14,957	41.8%
Construction and land	649	1.8

Total real estate loans	15,606	43.6

Commercial and industrial:
Equipment	6,712	18.8
Marine vessels	5,889	16.5
Accounts receivable	4,148	11.6
Unsecured	1,830	5.1
Other	1,562	4.4

Total commercial and industrial loans	20,141	56.4

Total energy-related loans	$35,747	100.0%

In addition to our energy exposure on direct energy related loans, given the effect of the energy sector on the overall economy in several of our markets, we also have indirect exposure in making loans to borrowers who are not themselves in the energy sector but whose customers include energy sector entities.

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger (i.e., loans with balances of $100,000 or greater) commercial real estate loans, multi-family residential loans, construction and land loans and commercial and industrial loans are individually evaluated for impairment. First party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer. The Company typically orders an “as is” valuation for collateral property if the loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of June 30, 2016 and December 31, 2015, loans individually evaluated for impairment, excluding acquired loans, amounted to $1.8 million and $966,000, respectively. As of June 30, 2016 and December 31, 2015, acquired impaired loans, loans considered to have deteriorated credit quality at the time of acquisition, amounted to $16.4 million and $20.0 million, respectively. As of June 30, 2016 and December 31, 2015, substandard loans, excluding acquired loans, amounted to $17.2 million and $7.7 million, respectively. The amount of the allowance for loan losses allocated to impaired or substandard loans originated by Home Bank totaled $601,000 as of June 30, 2016 and $153,000 as of December 31, 2015. The amount of allowance for loan losses allocated to acquired loans totaled $371,000 and $373,000, respectively, at such dates. There were no assets classified as doubtful or loss as of June 30, 2016 or December 31, 2015.

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

	June 30, 2016			December 31, 2015
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$886	$1,001	$1,887	$928	$530	$1,458
Home equity loans and lines	956	36	992	121	139	260
Commercial real estate	4,635	419	5,054	1,671	1,013	2,684
Construction and land	87	66	153	86	69	155
Multi-family residential	—	—	—	—	763	763
Other loans:
Commercial and industrial	8,273	327	8,600	2,374	84	2,458
Consumer	378	11	389	471	6	477

Total nonaccrual loans	15,215	1,860	17,075	5,651	2,604	8,255
Accruing loans 90 days or more past due	—	—	—	—	—	—

Total nonperforming loans	15,215	1,860	17,075	5,651	2,604	8,255
Foreclosed assets	180	2,106	2,286	116	3,012	3,128

Total nonperforming assets	15,395	3,966	19,361	5,767	5,616	11,383
Performing troubled debt restructurings	988	538	1,526	798	492	1,290

Total nonperforming assets and troubled debt restructurings	$16,383	$4,504	$20,887	$6,565	$6,108	$12,673

Nonperforming loans to total loans			1.40%			0.67%
Nonperforming loans to total assets			1.11%			0.53%
Nonperforming assets to total assets			1.25%			0.73%

(1)	Table excludes acquired loans which were being accounted for under ASC 310-30 because they continue to earn interest from accretable yield regardless of their status as past due or otherwise not in compliance with their contractual terms. Acquired loans with deteriorated credit quality, which were being accounting for under ASC 310-30 and which were 90 days or more past due totaled $2.1 million and $4.0 million as of June 30, 2016 and December 31, 2015, respectively.

The Company recorded virtually no net loan charge-offs during the quarter and six months ended June 30, 2016. Net loan charge-offs for the quarter and six months ended June 30, 2015 were $100,000 and $126,000, respectively.

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

Acquired loans were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. If the present value of expected cash flows for a pool is less than its carrying value, an impairment is recognized by an increase in the allowance for loan losses and a charge to the provision for loan losses. As of June 30, 2016 and December 31, 2015, $100,000 and $128,000, respectively, of our allowance for loan losses was allocated to acquired loans with deteriorated credit quality.

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

The following table presents the activity in the allowance for loan losses during the first six months of 2016.

(dollars in thousands)	Originated	Acquired	Total
Balance, December 31, 2015	$9,174	$373	$9,547
Provision charged to operations	1,996	(96)	1,900
Loans charged off	(186)	—	(186)
Recoveries on charged off loans	92	94	186

Balance, June 30, 2016	$11,076	$371	$11,447

At June 30, 2016, the Company’s ratio of allowance for loan losses to total loans was 0.94%, compared to 0.78% and 0.92% at December 31, 2015 and June 30, 2015, respectively. Excluding acquired loans, the ratio of allowance for loan losses to total loans was 1.33% at June 30, 2016, compared to 1.15% and 1.09% at December 31, 2015 and June 30, 2015, respectively.

The allowance for loan losses to loans ratio directly attributable to energy loans totaled 3.29% at June 30, 2016. Over the past 18 months, the Company has increased its overall allowance for loan losses to loans ratio on originated loans from 1.15% at December 31, 2015 to 1.33% at June 30, 2016 due primarily to the potential direct and indirect adverse effect that low energy prices may have on the ability of our borrowers to repay their loans.

Investment Securities

The Company’s investment securities portfolio totaled $188.5 million as of June 30, 2016, a decrease of $2.2 million, or 1.2%, from December 31, 2015. As of June 30, 2016, the Company had a net unrealized gain on its available for sale investment securities portfolio of $3.1 million, compared to $1.3 million as of December 31, 2015. The investment securities portfolio had a modified duration of 2.9 and 3.3 years at June 30, 2016 and December 31, 2015, respectively.

The following table summarizes activity in the Company’s investment securities portfolio during the first six months of 2016.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2015	$176,762	$13,927
Purchases	13,339	—
Sales	—	—
Principal payments and calls	(16,309)	(235)
Accretion of discounts and amortization of premiums, net	(595)	(162)
Increase in market value	1,753	—

Balance, June 30, 2016	$174,950	$13,530

Funding Sources

Deposits – Deposits totaled $1.2 billion as of June 30, 2016 and December 31, 2015. Core deposits totaled $957.6 million as of June 30, 2016, a decrease of $9.7 million, or 1.0%, compared to December 31, 2015.

The following table sets forth the composition of the Company’s deposits at the dates indicated.

	June 30,	December 31,	Increase (Decrease)
(dollars in thousands)	2016	2015	Amount	Percent
Demand deposit	$289,310	$296,617	$(7,307)	(2.5)%
Savings	108,323	109,393	(1,070)	(1.0)
Money market	258,210	293,637	(35,427)	(12.1)
NOW	301,799	267,707	34,092	12.7
Certificates of deposit	267,362	276,863	(9,501)	(3.4)

Total deposits	$1,225,004	$1,244,217	$(19,213)	(1.5)%

Federal Home Loan Bank Advances – Short-term FHLB advances increased $12.6 million, or 31.7%, from $40.0 million as of December 31, 2015 to $52.6 million as of June 30, 2016. Long-term FHLB advances totaled $82.5 million as of June 30, 2016, a decrease of $2.7 million, or 3.2%, compared December 31, 2015.

Shareholders’ Equity – Shareholders’ equity increased $8.5 million, or 5.2%, from $165.0 million as of December 31, 2015 to $173.6 million as of June 30, 2016.

As of June 30, 2016, the Company and the Bank had regulatory capital that were well in excess of regulatory requirements. The following table presents actual and required capital ratios for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2016 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Phase-In Schedule		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Tier 1 risk-based capital	$159,533	13.66%	$77,362	6.625%	$99,257	8.50%	N/A	N/A
Total risk-based capital	170,980	14.64	100,717	8.625	122,612	10.50	N/A	N/A
Tier 1 leverage capital	159,533	10.41	46,709	4.00	46,709	4.00	N/A	N/A
Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$143,075	12.26%	$59,823	5.125%	$81,710	7.00%	$75,874	6.50%
Tier 1 risk-based capital	143,075	12.26	77,333	6.625	99,219	8.50	93,383	8.00
Total risk-based capital	154,522	13.24	100,678	8.625	122,565	10.50	116,729	10.00
Tier 1 leverage capital	143,075	9.34	46,691	4.00	46,691	4.00	58,364	5.00

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity Management

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring adequate cash flow exists to meet the Company’s needs, including operating, strategic and capital. The Company develops its liquidity management strategies as part of its overall asset/liability management process. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity. As of June 30, 2016, cash and cash equivalents totaled $26.9 million. At such date, investment securities available for sale totaled $175.0 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. As of June 30, 2016, certificates of deposit maturing within the next 12 months totaled $156.1 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended June 30, 2016, the average balance of outstanding FHLB advances was $129.4 million. As of June 30, 2016, the Company had $135.1 million in total outstanding FHLB advances and had $471.5 million in additional FHLB advances available.

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

Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of June 30, 2016.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	-0.5%
+200	-0.1
+100	0.1

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of June 30, 2016 and December 31, 2015.

	Contract Amount
	June 30,	December 31,
(dollars in thousands)	2016	2015
Standby letters of credit	$4,480	$3,764
Available portion of lines of credit	136,381	127,393
Undisbursed portion of loans in process	72,116	73,699
Commitments to originate loans	112,169	89,653

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

RESULTS OF OPERATIONS

During the second quarter of 2016, the Company earned $4.0 million, an increase of $1.2 million, or 41.4%, compared to the second quarter of 2015. Diluted earnings per share for the second quarter of 2016 were $0.57, an increase of $0.16, or 39.0%, compared to the second quarter of 2015. The second quarters of 2016 and 2015 include merger-related expenses related to the Louisiana Bancorp acquisition totaling $214,000 and $256,000, respectively ($142,000 and $232,000, respectively, net of taxes). The second quarter of 2016 also included a gain on the sale of a banking center totaling $416,000, net of taxes. Excluding merger-related expenses and the banking center gain, net income for the second quarter of 2016 increased 21.9% compared to the second quarter of 2015 (see the “Non-GAAP Reconciliation” on page 27). Excluding merger-related expenses and the banking center gain, diluted earnings per share for the second quarter of 2016 increased 20.5% compared to the second quarter of 2015.

During the six months ended June 30, 2016, the Company earned $7.4 million, an increase of $1.7 million, or 29.5%, compared to the six months ended June 30, 2015. Diluted earnings per share for the six months ended June 30, 2016 were $1.04, an increase of $0.22, or 26.8%, compared to the six months ended June 30, 2015. The six months ended June 30, 2016 and 2015 include merger-related expenses, related to the Louisiana Bancorp acquisition totaling $827,000 and $256,000, respectively ($542,000 and $232,000, respectively, net of taxes). Excluding merger-related expenses and the banking center gain, net income for the six months ended June 30, 2016 increased 26.6% compared to the six months ended June 30, 2015. Excluding merger-related expenses and the banking center gain, diluted earnings per share for the six months ended June 30, 2016 increased 24.7% compared to the six months ended June 30, 2015.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 4.22% and 4.35% for the three months ended June 30, 2016 and June 30, 2015, respectively, and 4.25% and 4.37% for the six months ended June 30, 2016 and June 30, 2015, respectively. The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.35% and 4.47% for the three months ended June 30, 2016 and June 30, 2015, respectively, and 4.37% and 4.49% for the six months ended June 30, 2016 and June 30, 2015, respectively. The decrease in the net interest spread and net interest margin in the 2016 periods related primarily to a decrease in the average yield on loans.

Net interest income totaled $15.6 million for the three months ended June 30, 2016, an increase of $2.8 million, or 21.8%, compared to the three months ended June 30, 2015. For the six months ended June 30, 2016, net interest income totaled $31.3 million, an increase of $6.0 million, or 23.8%, compared to the six months ended June 30, 2015.

Interest income increased $3.3 million, or 24.1%, in the second quarter of 2016 compared to the second quarter of 2015. For the six months ended June 30, 2016, interest income increased $7.0 million, or 26.1%, compared to the six months ended June 30, 2015. Increases in the average balance of loans receivable from the Louisiana Bancorp acquisition were partially offset by decreases of 33 basis points and 27 basis points, respectively, in the average yield on loans during the quarter and six months ended June 30, 2016 from the prior comparable period.

Interest expense increased $490,000, or 59.5%, in the second quarter of 2016 compared to the second quarter of 2015. For the six months ended June 30, 2016, interest expense increased $1.0 million, or 61.3%, compared to the six months ended June 30, 2015. During the quarter and six months ended June 30, 2016, the average volume of deposits increased due to the Louisiana Bancorp acquisition.

The following tables set forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average monthly balances during the indicated periods. Taxable equivalent (“TE”) yields are calculated using a marginal tax rate of 35%.

	Three Months Ended June 30,
	2016			2015
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate(1)
Interest-earning assets:
Loans receivable(1)	$1,225,162	$15,853	5.15%	$915,874	$12,621	5.48%
Investment securities
Taxable	153,731	775	2.02	151,193	721	1.91
Tax-exempt (TE)	34,354	171	3.06	36,489	181	3.05

Total investment securities	188,085	946	2.21	187,682	902	2.13
Other interest-earning assets	18,943	67	1.43	40,888	65	0.64

Total interest-earning assets (TE)	1,432,190	16,866	4.71	1,144,444	13,588	4.75

Noninterest-earning assets	112,650			104,788

Total assets	$1,544,840			$1,249,232

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$670,019	$390	0.23%	$570,914	$316	0.22%
Certificates of deposit	270,147	529	0.79	213,029	384	0.72

Total interest-bearing deposits	940,166	919	0.39	783,943	700	0.36
Short-term FHLB advances	45,727	46	0.40	125	—	0.20
Long term FHLB advances	83,697	348	1.66	19,000	104	2.19
Securities sold under repurchase agreement	—	—	—	20,128	19	0.37

Total interest-bearing liabilities	1,069,590	1,313	0.49	823,196	823	0.40

Noninterest-bearing liabilities	303,493			267,377

Total liabilities	1,373,083			1,090,573
Shareholders’ equity	171,757			158,659

Total liabilities and shareholders’ equity	$1,544,840			$1,249,232

Net interest-earning assets	$362,600			$321,248

Net interest spread (TE)		$15,553	4.22%		$12,765	4.35%

Net interest margin (TE)			4.35%			4.47%

	Six Months Ended June 30,
	2016			2015
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate(1)
Interest-earning assets:
Loans receivable(1)	$1,225,369	$31,871	5.17%	$917,491	$24,982	5.44%
Investment securities
Taxable	153,533	1,573	2.05	150,007	1,457	1.94
Tax-exempt (TE)	34,784	344	3.04	36,000	355	3.04

Total investment securities	188,317	1,917	2.23	186,007	1,812	2.15

Other interest-earning assets	17,559	127	1.45	27,966	99	0.72

Total interest-earning assets (TE)	1,431,245	33,915	4.74	1,131,464	26,893	4.78

Noninterest-earning assets	113,630			106,262

Total assets	$1,544,875			$1,237,726

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$674,350	$790	0.24%	$547,224	$607	0.22%
Certificates of deposit	271,952	1,061	0.78	216,048	779	0.73

Total interest-bearing deposits	946,302	1,851	0.39	763,272	1,386	0.37
Short-term FHLB advances	43,366	90	0.41	8,350	6	0.15
Long term FHLB advances	84,342	699	1.66	18,933	207	2.19
Securities sold under repurchase agreement	—	—	—	20,212	37	0.37

Total interest-bearing liabilities	1,074,010	2,640	0.49	810,767	1,636	0.41

Noninterest-bearing liabilities	300,967			269,599

Total liabilities	1,374,977			1,080,366
Shareholders’ equity	169,898			157,360

Total liabilities and shareholders’ equity	$1,544,875			$1,237,726

Net interest-earning assets	$357,235			$320,697

Net interest spread (TE)		$31,275	4.25%		$25,257	4.37%

Net interest margin (TE)			4.37%			4.49%

(1)	Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process. Acquired loans were recorded at fair value upon acquisition and accrete interest income over the remaining lives of the respective loans.

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

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2016 Compared to 2015			2016 Compared to 2015
	Change Attributable To			Change Attributable To
			Total			Total
			Increase			Increase
(dollars in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest income:
Loans receivable	$(667)	$3,899	$3,232	$(926)	$7,815	$6,889
Investment securities (TE)	46	(2)	44	82	23	105
Other interest-earning assets	59	(57)	2	83	(55)	28

Total interest income	(562)	3,840	3,278	(761)	7,783	7,022

Interest expense:
Savings, checking and money market accounts	18	56	74	37	146	183
Certificates of deposit	39	106	145	67	215	282
Securities sold under repurchase agreement	—	(19)	(19)	—	(37)	(37)
FHLB advances	(56)	346	290	(103)	679	576

Total interest expense	1	489	490	1	1,003	1,004

Increase (decrease) in net interest income	$(563)	$3,351	$2,788	$(762)	$6,780	$6,018

Provision for Loan Losses – For the quarter ended June 30, 2016, the Company recorded a provision for loan losses of $1.1 million, which was 257.0% higher than the $294,000 recorded for the same period in 2015. Approximately half of the provision expense in the second quarter of 2016 was due to management’s assessment of the risk elements related to the Companny’s organic loan growth and half related to the deterioration of three loan relationships with indirect exposure to the energy sector. Two of these three indirect energy loans, with an aggregate outstanding balance of $11.1 million at June 30, 2016 were placed on nonaccrual status during the quarter. Net loan charge-offs amounted to $300 and $100,000 during the second quarters of 2016 and 2015, respectively. For the six months ended June 30, 2016, the provision for loan losses totaled $1.9 million, which was 128.2% higher than the $833,000 recorded for the same period in 2015. Net loan charge-offs amounted to zero and $126,000, respectively, during the six months ended June 30, 2016 and June 30, 2015, respectively.

As of June 30, 2016, the Company’s ratio of allowance for loan losses to total loans was 0.94%, compared to 0.78% and 0.92% at December 31, 2015 and June 30, 2015, respectively. Excluding acquired loans, the ratio of allowance for loan losses to total loans was 1.33% at June 30, 2016, compared to 1.15% and 1.09% at December 31, 2015 and June 30, 2015, respectively. The ratio of non-performing loans to total assets was 1.49% at June 30, 2016, compared to 0.83% at December 31, 2015 due primarily to the potential direct and indirect impact of continuing low energy prices.

Noninterest Income – The Company’s noninterest income was $3.4 million for the quarter ended June 30, 2016, $1.4 million, or 69.1%, more than the $2.0 million earned for the same period in 2015. Noninterest income was $6.0 million for the six months ended June 30, 2016, $1.9 million, or 46.1%, higher than the $4.1 million earned for the same period of 2015. The quarter and the six months ended June 30, 2016 included a gain on the sale of a banking center totaling $641,000, pre-tax. Excluding this gain, noninterest income increased 37.7% and 30.5% in the quarterly and six-month comparisons primarily from increased gains on the sale of loans.

Noninterest Expense – The Company’s noninterest expense was $11.9 million for the three months ended June 30, 2016, $1.6 million, or 15.9%, higher than the $10.2 million recorded for the same period in 2015. Noninterest expense was $24.2 million for the six months ended June 30, 2016, $4.2 million, or 21.3% higher than the $19.9 million for the same period of 2015. Noninterest expense includes merger expenses related to the acquisition of Louisiana Bancorp totaling $214,000 and $256,000 for the second quarters of 2016 and 2015, respectively, and $827,000 and $256,000 for the six months ended June, 30, 2016 and June 30, 2015, respectively. Excluding merger-related expenses, noninterest expense increased $1.7 million, or 16.7%, for the second quarter of 2016 compared to the second quarter of 2015. Excluding merger-related expenses, noninterest expense increased $3.7 million, or 18.7%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increases in noninterest expenses relate primarily to the growth of the Company due to the addition of Louisiana Bancorp branches and employees in the third quarter of 2015.

Income Taxes – For the quarters ended June 30, 2016 and June 30, 2015, the Company incurred income tax expense of $2.1 million and $1.4 million, respectively. The Company’s effective tax rate was 34.1% and 33.7% during the second quarters of 2016 and 2015, respectively. For the six months ended June 30, 2016 and June 30, 2015, the Company incurred income tax expense of $3.8 million and $2.9 million, respectively. The Company’s effective tax rate amounted to 34.2% and 33.8% during the six months ended June 30, 2016 and June 30, 2015, respectively. Differences between the effective tax rate and the statutory tax rate primarily relate to variances in items that are non-taxable or non-deductible (e.g., state tax, tax-exempt income, merger-related expenses, etc.).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2015, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at June 30, 2016 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for December 31, 2015 filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds.

The Company’s purchases of its common stock made during the quarter consisted of stock repurchases under the Company’s approved plans and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
April 1 – April 30, 2016	—	$—	—	380,321
May 1 – May 31, 2016	6,250	28.15	6,250	374,071
June 1 – June 30, 2016	3,000	26.89	3,000	371,071

Total	9,250	$27.74	9,250	371,071

(1)	On June 7, 2013, the Company announced the commencement of a stock repurchase program. Under the plan, the Company can repurchase up to 370,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions. On April 26, 2016, the Company announced a new stock repurchase program. Under the plan, the Company can repurchase up to 365,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions.

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

HOME BANCORP, INC.

August 8, 2016	By:	/s/ John W. Bordelon
John W. Bordelon
President, Chief Executive Officer and Director

August 8, 2016	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer