Form 10-Q
period 2016-09-30
HOME BANCORP, INC.
filed 2016-11-08
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2016

or

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

At November 3, 2016, the registrant had 7,322,320 shares of common stock, $0.01 par value, outstanding.

HOME BANCORP, INC. and SUBSIDIARY

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)	(Audited)
	September 30,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$23,953,080	$24,797,599
Interest-bearing deposits in banks	2,129,000	5,143,585
Investment securities available for sale, at fair value	170,992,673	176,762,200
Investment securities held to maturity (fair values of $13,736,492 and $14,120,842, respectively)	13,448,484	13,926,861
Mortgage loans held for sale	10,643,389	5,651,250
Loans, net of unearned income	1,233,369,734	1,224,365,916
Allowance for loan losses	(12,193,181)	(9,547,487)

Total loans, net of unearned income and allowance for loan losses	1,221,176,553	1,214,818,429

Office properties and equipment, net	39,359,536	40,815,744
Cash surrender value of bank-owned life insurance	20,028,198	19,666,900
Accrued interest receivable and other assets	47,810,976	50,329,032

Total Assets	$1,549,541,889	$1,551,911,600

Liabilities
Deposits:
Noninterest-bearing	$289,835,449	$296,616,693
Interest-bearing	930,994,779	947,599,823

Total deposits	1,220,830,228	1,244,216,516
Short-term Federal Home Loan Bank (FHLB) advances	59,200,000	39,939,375
Long-term Federal Home Loan Bank (FHLB) advances	79,629,490	85,213,222
Accrued interest payable and other liabilities	12,520,553	17,496,133

Total Liabilities	1,372,180,271	1,386,865,246

Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 7,321,837 and 7,239,821 shares issued and outstanding, respectively	73,219	72,399
Additional paid-in capital	78,853,758	76,948,914
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(4,284,860)	(4,552,670)
Recognition and Retention Plan (RRP)	(141,741)	(158,590)
Retained earnings	101,257,222	91,864,543
Accumulated other comprehensive income	1,604,020	871,758

Total Shareholders’ Equity	177,361,618	165,046,354

Total Liabilities and Shareholders’ Equity	$1,549,541,889	$1,551,911,600

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest Income
Loans, including fees	$15,889,132	$13,435,467	$47,760,159	$38,417,015
Investment securities:
Taxable interest	722,238	757,385	2,295,632	2,214,227
Tax-exempt interest	166,968	181,705	510,493	537,098
Other investments and deposits	68,860	50,613	195,449	149,684

Total interest income	16,847,198	14,425,170	50,761,733	41,318,024

Interest Expense
Deposits	912,756	730,045	2,763,761	2,115,681
Securities sold under repurchase agreement	—	2,062	—	39,126
Short-term FHLB advances	53,829	9,761	143,412	15,894
Long-term FHLB advances	341,693	152,461	1,040,522	359,521

Total interest expense	1,308,278	894,329	3,947,695	2,530,222

Net interest income	15,538,920	13,530,841	46,814,038	38,787,802
Provision for loan losses	800,000	568,665	2,700,000	1,401,290

Net interest income after provision for loan losses	14,738,920	12,962,176	44,114,038	37,386,512

Noninterest Income
Service fees and charges	1,045,591	1,027,938	3,083,858	2,874,602
Bank card fees	658,799	619,799	1,936,305	1,823,071
Gain on sale of loans, net	418,276	478,380	1,205,815	1,119,392
Income from bank-owned life insurance	120,618	123,943	361,297	380,410
Gain (loss) on sale of properties and equipment, net	—	(358,653)	640,580	(492,268)
Gain on sale of investment securities, net	—	3,053	—	3,053
Other income	271,391	302,671	1,301,616	606,378

Total noninterest income	2,514,675	2,197,131	8,529,471	6,314,638

Noninterest Expense
Compensation and benefits	6,723,365	6,267,791	20,845,310	18,091,203
Occupancy	1,307,336	1,218,193	3,939,275	3,556,403
Marketing and advertising	193,483	129,197	649,498	352,179
Data processing and communication	1,133,136	974,099	3,824,169	2,832,571
Professional services	244,278	648,278	797,829	1,361,688
Forms, printing and supplies	137,336	130,395	487,794	408,233
Franchise and shares tax	219,773	155,872	659,318	450,415
Regulatory fees	319,482	273,754	971,197	851,163
Foreclosed assets, net	(472,275)	(17,817)	(46,472)	477,753
Other expenses	836,706	742,347	2,711,401	2,087,916

Total noninterest expense	10,642,620	10,522,109	34,839,319	30,469,524

Income before income tax expense	6,610,975	4,637,198	17,804,190	13,231,626
Income tax expense	2,250,866	1,737,789	6,077,908	4,644,617

Net Income	$4,360,109	$2,899,409	$11,726,282	$8,587,009

Earnings per share:
Basic	$0.63	$0.43	$1.72	$1.28

Diluted	$0.61	$0.41	$1.65	$1.23

Cash dividends declared per common share	$0.12	$0.08	$0.32	$0.23

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income	$4,360,109	$2,899,409	$11,726,282	$8,587,009

Other Comprehensive Income
Unrealized gain (loss) on investment securities	$(626,747)	$1,209,078	$1,126,558	$923,145
Reclassification adjustment for gains included in net income		(3,053)		(3,053)
Tax effect	219,361	(422,109)	(394,296)	(322,032)

Other comprehensive income, net of taxes	$(407,386)	$783,916	$732,262	$598,060

Comprehensive Income	$3,952,723	$3,683,325	$12,458,544	$9,185,069

(1)	The tax effect for the three and nine months ended September 30, 2016 on the change in unrealized gains (losses) on investment securities was $(219,361) and $394,296, respectively, compared to $423,178 and $323,101, respectively, for the three and nine months ended September 30, 2015. The tax effect for the three and nine months ended September 30, 2015 on the reclassification adjustment for gains included in net income had a tax effect of $1,069 and $1,069, respectively.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

							Accumulated
		Additional		Unallocated	Unallocated		Other
	Common	Paid-in	Treasury	Common Stock	Common Stock	Retained	Comprehensive
	Stock	Capital	Stock	Held by ESOP	Held by RRP	Earnings	Income	Total
Balance, December 31, 2014(1)	$90,088	$93,332,108	$(28,572,891)	$(4,909,750)	$(202,590)	$93,101,915	$1,304,876	$154,143,756
Net income						8,587,009		8,587,009
Other comprehensive income							598,060	598,060
Purchase of Company’s common shares at cost, 11,298 shares			(3,188,770)					(3,188,770)
Reclassification of treasury stock per Louisiana law	(20,302)	(20,282,138)	31,761,661			(11,459,221)		—
Cash dividends declared, $0.23 per share						(1,583,379)		(1,583,379)
Exercise of stock options	2,466	2,843,499						2,845,965
Restricted stock vesting		(16,042)			22,490			6,448
ESOP shares released for allocation		459,391		267,810				727,201
Share-based compensation cost		149,816						149,816

Balance, September 30, 2015	$72,252	$76,486,634	$—	$(4,641,940)	$(180,100)	$88,646,324	$1,902,936	$162,286,106

Balance, December 31, 2015(1)	$72,399	$76,948,914	$—	$(4,552,670)	$(158,590)	$91,864,543	$871,758	$165,046,354
Net income						11,726,282		11,726,282
Other comprehensive income							732,262	732,262
Purchase of Company’s common shares at cost, 12,091 shares	(126)	(125,944)				(223,814)		(349,884)
Cash dividends declared, $0.32 per share						(2,109,789)		(2,109,789)
Exercise of stock options	902	1,175,117						1,176,019
ESOP shares released for allocation		591,341		267,810				859,151
Restricted stock vesting	44	(3,083)			16,849			13,810
Share-based compensation cost		267,413						267,413

Balance, September 30, 2016	$73,219	$78,853,758	$—	$(4,284,860)	$(141,741)	$101,257,222	$1,604,020	$177,361,618

(1)	Balances as of December 31, 2014 and December 31, 2015 are audited.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities, net of effect of acquisition:
Net income	$11,726,282	$8,587,009
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	2,700,000	1,401,290
Depreciation	1,334,181	1,331,635
Amortization of purchase accounting valuations and intangibles	2,409,426	3,273,960
Net amortization of mortgage servicing asset	190,558	101,231
Federal Home Loan Bank stock dividends	(63,200)	(7,300)
Net amortization of premium on investments	1,185,643	1,146,875
Gain on sale of investment securities, net	—	(3,053)
Gain on loans sold, net	(1,205,815)	(1,119,392)
Proceeds, including principal payments, from loans held for sale	119,140,089	106,889,999
Originations of loans held for sale	(122,926,413)	(108,424,058)
Non-cash compensation	994,511	726,982
Deferred income tax provision (benefit)	809,823	(175,272)
(Increase) decrease in interest receivable and other assets	(1,211,900)	7,592,246
Increase in cash surrender value of bank-owned life insurance	(361,298)	(380,410)
(Decrease) increase in accrued interest payable and other liabilities	(4,893,141)	8,197,772

Net cash provided by operating activities	9,828,746	29,139,514

Cash flows from investing activities, net of effect of acquisition:
Purchases of securities available for sale	(21,751,932)	(18,713,313)
Purchases of securities held to maturity	—	(2,927,988)
Proceeds from maturities, prepayments and calls on securities available for sale	27,705,751	22,432,941
Proceeds from maturities, prepayments and calls on securities held to maturity	235,000	—
Proceeds from sales of securities available for sale	—	16,694,015
Net change in loans	(10,845,158)	(24,444,345)
Reimbursement from FDIC for covered assets	51,128	403,866
Decrease in interest bearing deposits in other banks	3,014,585	245,000
Proceeds from sale of repossessed assets	883,798	2,135,948
Purchases of office properties and equipment	(3,399,917)	(578,097)
Proceeds from sale of properties and equipment	4,335,095	1,309,339
Net cash disbursed in business combination	—	(56,404,340)
Purchases of Federal Home Loan Bank stock	—	(4,751,000)
Proceeds from redemption of Federal Home Loan Bank stock	—	2,444,900

Net cash provided by (used in) investing activities	228,350	(62,153,074)

Cash flows from financing activities, net of effect of acquisition:
(Decrease) increase in deposits	(23,308,435)	19,400,716
Borrowings on Federal Home Loan Bank advances	2,496,429,496	2,060,550,000
Repayments of Federal Home Loan Bank advances	(2,482,629,802)	(2,030,550,000)
Decrease in securities sold under repurchase agreements	—	(20,000,000)
Purchase of Company’s common stock	(349,884)	(3,188,770)
Proceeds from exercise of stock options	1,066,800	2,845,965
Payment of dividends on common stock	(2,109,790)	(1,583,379)

Net cash (used in) provided by financing activities	(10,901,615)	27,474,532

Net change in cash and cash equivalents	(844,519)	(5,539,028)
Cash and cash equivalents at beginning of year	24,797,599	29,077,907

Cash and cash equivalents at end of period	$23,953,080	$23,538,879

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Home Bancorp, Inc. (the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and nine-month periods ended September 30, 2016 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2015.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The ASU amends the codification to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on our Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”. The ASU requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net carrying value at the amount expected to be collected on the financial assets. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount of financial assets. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. Off-balance-sheet arrangements such as commitments to extend credit, guarantees, and standby letters of credit that and are not unconditionally cancellable are also within the scope of this amendment. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This ASU is effective for fiscal years beginning after December 31, 2019. An entity will apply the amendments in this update on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently planning for the implementation of this accounting standard. It is too early to assess the impact that this guidance will have on our Consolidated Financial Statements.

3. Investment Securities

Summary information regarding the Company’s investment securities classified as available for sale and held to maturity as of September 30, 2016 and December 31, 2015 is as follows.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
September 30, 2016
Available for sale:
U.S. agency mortgage-backed	$132,206	$1,925	$81	$113	$133,937
Non-U.S. agency mortgage-backed	5,370	41	1	47	5,363
Municipal bonds	21,292	555	1	—	21,846
U.S. government agency	9,657	190	—	—	9,847

Total available for sale	$168,525	$2,711	$83	$160	$170,993

Held to maturity:
Municipal bonds	$13,448	$288	$—	$—	$13,736

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
December 31, 2015
Available for sale:
U.S. agency mortgage-backed	$134,748	$1,464	$287	$447	$135,478
Non-U.S. agency mortgage-backed	6,055	51	—	41	6,065
Municipal bonds	22,453	490	10	—	22,933
U.S. government agency	12,166	145	25	—	12,286

Total available for sale	$175,422	$2,150	$322	$488	$176,762

Held to maturity:
Municipal bonds	$13,927	$239	$45	$—	$14,121

The estimated fair value and amortized cost by contractual maturity of the Company’s investment securities as of September 30, 2016 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$65	$4,778	$35,022	$94,072	$133,937
Non-U.S. agency mortgage-backed	—	—	—	5,363	5,363
Municipal bonds	1,890	10,203	8,931	822	21,846
U.S. government agency	—	6,105	—	3,742	9,847

Total available for sale	$1,955	$21,086	$43,953	$103,999	$170,993

Securities held to maturity:
Municipal bonds	$—	$2,774	$8,182	$2,780	$13,736

Total investment securities	$1,955	$23,860	$52,135	$106,779	$184,729

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$63	$4,722	$34,551	$92,870	$132,206
Non-U.S. agency mortgage-backed	—	—	—	5,370	5,370
Municipal bonds	1,885	9,960	8,686	761	21,292
U.S. government agency	—	5,991	—	3,666	9,657

Total available for sale	$1,948	$20,673	$43,237	$102,667	$168,525

Securities held to maturity:
Municipal bonds	$—	$2,745	$7,946	$2,757	$13,448

Total investment securities	$1,948	$23,418	$51,183	$105,424	$181,973

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

As of September 30, 2016, 26 of the Company’s debt securities had unrealized losses totaling 0.7% of the individual securities’ amortized cost basis and 0.1% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 10 of the 26 securities had been in a continuous loss position for over 12 months. The 10 securities had an aggregate amortized cost basis of $24.3 million and unrealized loss of $83,000 at September 30, 2016. Management has the intent and ability to hold these debt securities until maturity, or until anticipated recovery; hence, no declines in these 10 securities were deemed to be other-than-temporary at September 30, 2016.

As of September 30, 2016 and December 31, 2015, the Company had $89,360,000 and $94,661,000, respectively, of securities pledged to secure public deposits.

4. Earnings Per Share

Earnings per common share were computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Numerator:
Net income available to common shareholders	$4,360	$2,899	$11,726	$8,587
Denominator:
Weighted average common shares outstanding	6,872	6,743	6,824	6,690
Effect of dilutive securities:
Restricted stock	4	5	4	4
Stock options	248	275	260	292

Weighted average common shares outstanding – assuming dilution	7,124	7,023	7,088	6,986

Basic earnings per common share	$0.63	$0.43	$1.72	$1.28

Diluted earnings per common share	$0.61	$0.41	$1.65	$1.23

Options on 91,372 and 52,258 shares of common stock were not included in the computation of diluted earnings per share for the three months ended September 30, 2016 and September 30, 2015, respectively, because the effect of these shares was anti-dilutive. Options on 64,549 and 39,177 shares of common stock were not included in the computation of diluted earnings per share for the nine months ended September 30, 2016 and September 30, 2015, respectively, because the effect of these shares was anti-dilutive.

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

The allowance for loan losses and recorded investment in loans as of the dates indicated are as follows.

	As of September 30, 2016
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,375	$29	$100	$1,504
Home equity loans and lines	662	—	74	736
Commercial real estate	3,972	64	—	4,036
Construction and land	1,671	—	74	1,745
Multi-family residential	342	—	—	342
Commercial and industrial	2,628	547	123	3,298
Consumer	532	—	—	532

Total allowance for loan losses	$11,182	$640	$371	$12,193

	As of September 30, 2016
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Recorded investment in loans:
One- to four-family first mortgage	$176,137	$75	$176,881	$353,093
Home equity loans and lines	48,364	—	44,944	93,308
Commercial real estate	311,551	619	110,265	422,435
Construction and land	132,976	—	2,286	135,262
Multi-family residential	25,776	—	21,000	46,776
Commercial and industrial	127,060	3,554	8,247	138,861
Consumer	42,041	—	1,594	43,635

Total loans	$863,905	$4,248	$365,217	$1,233,370

	As of December 31, 2015
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,338	$34	$92	$1,464
Home equity loans and lines	536	—	224	760
Commercial real estate	3,066	86	—	3,152
Construction and land	1,360	—	57	1,417
Multi-family residential	173	—	—	173
Commercial and industrial	1,977	33	—	2,010
Consumer	571	—	—	571

Total allowance for loan losses	$9,021	$153	$373	$9,547

	As of December 31, 2015
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Recorded investment in loans:
One- to four-family first mortgage	$165,774	$78	$205,386	$371,238
Home equity loans and lines	40,251	—	53,809	94,060
Commercial real estate	285,856	181	119,342	405,379
Construction and land	129,035	—	7,768	136,803
Multi-family residential	14,962	—	28,901	43,863
Commercial and industrial	115,360	707	9,041	125,108
Consumer	45,641	—	2,274	47,915

Total loans	$796,879	$966	$426,521	$1,224,366

(1)	$15.9 million and $20.0 million in acquired loans were deemed to be acquired impaired loans and were accounted for under ASC 310-30 at September 30, 2016 and December 31, 2015, respectively.

A summary of activity in the allowance for loan losses during the nine months ended September 30, 2016 and September 30, 2015 follows.

	For the Nine Months Ended September 30, 2016
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,372	$—	$—	$32	$1,404
Home equity loans and lines	536	(9)	2	133	662
Commercial real estate	3,152	—	1	883	4,036
Construction and land	1,360	—	51	260	1,671
Multi-family residential	173	—	—	169	342
Commercial and industrial	2,010	(128)	43	1,250	3,175
Consumer	571	(112)	4	69	532

Total allowance for loan losses	$9,174	$(249)	$101	$2,796	$11,822

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$92	$—	$—	$8	$100
Home equity loans and lines	224	—	—	(150)	74
Commercial real estate	—	—	—	—	—
Construction and land	57	—	—	17	74
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	94	29	123
Consumer	—	—	—	—	—

Total allowance for loan losses	$373	$—	$94	$(96)	$371

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,464	$—	$—	$40	$1,504
Home equity loans and lines	760	(9)	2	(17)	736
Commercial real estate	3,152	—	1	883	4,036
Construction and land	1,417	—	51	277	1,745
Multi-family residential	173	—	—	169	342
Commercial and industrial	2,010	(128)	137	1,279	3,298
Consumer	571	(112)	4	69	532

Total allowance for loan losses	$9,547	$(249)	$195	$2,700	$12,193

	For the Nine Months Ended September 30, 2015
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,136	$—	$30	$203	$1,369
Home equity loans and lines	442	(14)	5	105	538
Commercial real estate	2,922	—	1	226	3,149
Construction and land	968	—	—	218	1,186
Multi-family residential	192	—	—	—	192
Commercial and industrial	1,161	(133)	111	394	1,533
Consumer	521	(79)	1	134	577

Total allowance for loan losses	$7,342	$(226)	$148	$1,280	$8,544

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$174	$(42)	$—	$(39)	$93
Home equity loans and lines	111	—	—	125	236
Commercial real estate	—	—	—	—	—
Construction and land	133	(109)	—	35	59
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total allowance for loan losses	$418	$(151)	$—	$121	$388

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,310	$(42)	$30	$164	$1,462
Home equity loans and lines	553	(14)	5	230	774
Commercial real estate	2,922	—	1	226	3,149
Construction and land	1,101	(109)	—	253	1,245
Multi-family residential	192	—	—	—	192
Commercial and industrial	1,161	(133)	111	394	1,533
Consumer	521	(79)	1	134	577

Total allowance for loan losses	$7,760	$(377)	$148	$1,401	$8,932

The following tables present the Company’s loan portfolio by credit quality classification as of the dates indicated.

	September 30, 2016
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$174,806	$291	$1,115	$—	$176,212
Home equity loans and lines	47,016	407	941	—	48,364
Commercial real estate	299,625	951	11,594	—	312,170
Construction and land	132,318	—	658	—	132,976
Multi-family residential	25,776	—	—	—	25,776
Commercial and industrial	114,783	5,346	10,485	—	130,614
Consumer	41,503	105	433	—	42,041

Total originated loans	$835,827	$7,100	$25,226	$—	$868,153

	September 30, 2016
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Acquired loans:
One- to four-family first mortgage	$173,657	$265	$2,959	$—	$176,881
Home equity loans and lines	44,762	49	133	—	44,944
Commercial real estate	104,399	4,191	1,675	—	110,265
Construction and land	1,620	103	563	—	2,286
Multi-family residential	20,082	5	913	—	21,000
Commercial and industrial	4,844	—	3,403	—	8,247
Consumer	1,541	31	22	—	1,594

Total acquired loans	$350,905	$4,644	$9,668	$—	$365,217

Total:
One- to four-family first mortgage	$348,463	$556	$4,074	$—	$353,093
Home equity loans and lines	91,778	456	1,074	—	93,308
Commercial real estate	404,024	5,142	13,269	—	422,435
Construction and land	133,938	103	1,221	—	135,262
Multi-family residential	45,858	5	913	—	46,776
Commercial and industrial	119,627	5,346	13,888	—	138,861
Consumer	43,044	136	455	—	43,635

Total loans	$1,186,732	$11,744	$34,894	$—	$1,233,370

	December 31, 2015
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$163,835	$439	$1,578	$—	$165,852
Home equity loans and lines	39,736	394	121	—	40,251
Commercial real estate	282,963	988	2,086	—	286,037
Construction and land	127,929	—	1,106	—	129,035
Multi-family residential	14,962	—	—	—	14,962
Commercial and industrial	113,108	585	2,374	—	116,067
Consumer	45,133	38	470	—	45,641

Total originated loans	$787,666	$2,444	$7,735	$—	$797,845

Acquired loans:
One- to four-family first mortgage	$200,966	$791	$3,629	$—	$205,386
Home equity loans and lines	53,352	20	437	—	53,809
Commercial real estate	112,802	4,085	2,455	—	119,342
Construction and land	4,573	1,819	1,376	—	7,768
Multi-family residential	27,931	12	958	—	28,901
Commercial and industrial	7,071	1,191	779	—	9,041
Consumer	2,160	51	63	—	2,274

Total acquired loans	$408,855	$7,969	$9,697	$—	$426,521

Total:
One- to four-family first mortgage	$364,801	$1,230	$5,207	$—	$371,238
Home equity loans and lines	93,088	414	558	—	94,060
Commercial real estate	395,765	5,073	4,541	—	405,379
Construction and land	132,502	1,819	2,482	—	136,803
Multi-family residential	42,893	12	958	—	43,863
Commercial and industrial	120,179	1,776	3,153	—	125,108
Consumer	47,293	89	533	—	47,915

Total loans	$1,196,521	$10,413	$17,432	$—	$1,224,366

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

•	Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in the collateral values.

•	Substandard loans have an existing specific and well-defined weakness that may include poor liquidity and deterioration of financial performance. Such loans may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

In addition, residential loans are classified using an inter-agency regulatory methodology that incorporates the extent of delinquencies and loan-to-value ratios. These classifications were the most current available as of the dates indicated and were generally updated within the quarter.

Age analysis of past due loans as of the dates indicated are as follows.

	September 30, 2016
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,813	$30	$226	$2,069	$174,143	$176,212
Home equity loans and lines	247	—	1	248	48,116	48,364
Commercial real estate	—	—	282	282	311,888	312,170
Construction and land	796	108	87	991	131,985	132,976
Multi-family residential	—	—	—	—	25,776	25,776

Total real estate loans	2,856	138	596	3,590	691,908	695,498

Other loans:
Commercial and industrial	131	33	1,367	1,531	129,083	130,614
Consumer	668	137	253	1,058	40,983	42,041

Total other loans	799	170	1,620	2,589	170,066	172,655

Total originated loans	$3,655	$308	$2,216	$6,179	$861,974	$868,153

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$3,573	$661	$1,753	$5,987	$170,894	$176,881
Home equity loans and lines	95	55	103	253	44,691	44,944
Commercial real estate	7	—	1,403	1,410	108,855	110,265
Construction and land	18	29	—	47	2,239	2,286
Multi-family residential	—	—	—	—	21,000	21,000

Total real estate loans	3,693	745	3,259	7,697	347,679	355,376

Other loans:
Commercial and industrial	105	—	—	105	8,142	8,247
Consumer	3	7	11	21	1,573	1,594

Total other loans	108	7	11	126	9,715	9,841

Total acquired loans	$3,801	$752	$3,270	$7,823	$357,394	$365,217

	September 30, 2016
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Total loans:
Real estate loans:
One- to four-family first mortgage	$5,386	$691	$1,979	$8,056	$345,037	$353,093
Home equity loans and lines	342	55	104	501	92,807	93,308
Commercial real estate	7	—	1,685	1,692	420,743	422,435
Construction and land	814	137	87	1,038	134,224	135,262
Multi-family residential	—	—	—	—	46,776	46,776

Total real estate loans	6,549	883	3,855	11,287	1,039,587	1,050,874

Other loans:
Commercial and industrial	236	33	1,367	1,636	137,225	138,861
Consumer	671	144	264	1,079	42,556	43,635

Total other loans	907	177	1,631	2,715	179,781	182,496

Total loans	$7,456	$1,060	$5,486	$14,002	$1,219,368	$1,233,370

	December 31, 2015
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$2,174	$435	$890	$3,499	$162,353	$165,852
Home equity loans and lines	87	—	121	208	40,043	40,251
Commercial real estate	438	—	602	1,040	284,997	286,037
Construction and land	117	—	87	204	128,831	129,035
Multi-family residential	—	—	—	—	14,962	14,962

Total real estate loans	2,816	435	1,700	4,951	631,186	636,137

Other loans:
Commercial and industrial	411	15	707	1,133	114,934	116,067
Consumer	533	277	358	1,168	44,473	45,641

Total other loans	944	292	1,065	2,301	159,407	161,708

Total originated loans	$3,760	$727	$2,765	$7,252	$790,593	$797,845

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,976	$885	$2,582	$5,443	$199,943	$205,386
Home equity loans and lines	327	40	317	684	53,125	53,809
Commercial real estate	140	6	1,441	1,587	117,755	119,342
Construction and land	592	7	48	647	7,121	7,768
Multi-family residential	—	14	12	26	28,875	28,901

Total real estate loans	3,035	952	4,400	8,387	406,819	415,206

Other loans:
Commercial and industrial	14	7	429	450	8,591	9,041
Consumer	64	4	48	116	2,158	2,274

Total other loans	78	11	477	566	10,749	11,315

Total acquired loans	$3,113	$963	$4,877	$8,953	$417,568	$426,521

	December 31, 2015
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Total loans:
Real estate loans:
One- to four-family first mortgage	$4,150	$1,320	$3,472	$8,942	$362,296	$371,238
Home equity loans and lines	414	40	438	892	93,168	94,060
Commercial real estate	578	6	2,043	2,627	402,752	405,379
Construction and land	709	7	135	851	135,952	136,803
Multi-family residential	—	14	12	26	43,837	43,863

Total real estate loans	5,851	1,387	6,100	13,338	1,038,005	1,051,343

Other loans:
Commercial and industrial	425	22	1,136	1,583	123,525	125,108
Consumer	597	281	406	1,284	46,631	47,915

Total other loans	1,022	303	1,542	2,867	170,156	173,023

Total loans	$6,873	$1,690	$7,642	$16,205	$1,208,161	$1,224,366

Excluding Acquired Loans with deteriorated credit quality, as of September 30, 2016 and December 31, 2015, the Company did not have any loans greater than 90 days past due and accruing.

The following is a summary of information pertaining to Originated Loans which were deemed to be impaired loans as of the dates indicated.

As of Period Ended September 30, 2016
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$—	$—

With an allowance recorded:
One- to four-family first mortgage	$75	$81	$28	$79	$4
Home equity loans and lines	—	—	—	—	—
Commercial real estate	619	650	64	375	17
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	3,554	3,593	547	1,290	149
Consumer	—	—	—	—	—

Total	$4,248	$4,324	$639	$1,744	$170

Total impaired Originated Loans:
One- to four-family first mortgage	$75	$81	$28	$79	$4
Home equity loans and lines	—	—	—	—	—
Commercial real estate	619	650	64	375	17
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	3,554	3,593	547	1,290	149
Consumer	—	—	—	—	—

Total	$4,248	$4,324	$639	$1,744	$170

	As of Period Ended December 31, 2015
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$72	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	213	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$285	$—

With an allowance recorded:
One- to four-family first mortgage	$78	$78	$34	$6	$5
Home equity loans and lines	—	—	—	—	—
Commercial real estate	181	181	86	461	11
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	707	707	33	729	39
Consumer	—	—	—	—	—

Total	$966	$966	$153	$1,196	$55

Total impaired Originated Loans:
One- to four-family first mortgage	$78	$78	$34	$78	$5
Home equity loans and lines	—	—	—	—	—
Commercial real estate	181	181	86	461	11
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	707	707	33	942	39
Consumer	—	—	—	—	—

Total	$966	$966	$153	$1,481	$55

A summary of information pertaining to nonaccrual loans as of dates indicated is as follows.

	September 30, 2016			December 31, 2015
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans:
One- to four-family first mortgage	$553	$622	$1,175	$928	$530	$1,458
Home equity loans and lines	941	95	1,036	121	139	260
Commercial real estate	4,737	419	5,156	1,671	1,013	2,684
Construction and land	87	—	87	86	69	155
Multi-family residential	—	—	—	—	763	763
Commercial and industrial	10,404	321	10,725	2,374	84	2,458
Consumer	433	—	433	471	6	477

Total	$17,155	$1,457	$18,612	$5,651	$2,604	$8,255

(1)	Table excludes acquired loans which were being accounted for under ASC 310-30 because they continue to earn interest from accretable yield regardless of their status as past due or otherwise not in compliance with their contractual terms. Acquired loans with deteriorated credit quality, which were being accounted for under ASC 310-30 and which were 90 days or more past due, totaled $2.6 million and $4.0 million as of September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016, the Company had no outstanding commitments to lend additional funds to any customer whose loan was classified as impaired.

Troubled Debt Restructurings

During the course of its lending operations, the Company may periodically grant concessions to its customers in an attempt to protect as much of its investment as possible and to minimize risk of loss. These concessions may include restructuring the terms of a customer’s loan to alleviate the burden of the customer’s near-term cash requirements. In order to be considered a troubled debt restructuring (“TDR”), the Company must conclude that the restructuring of a loan to a borrower who is experiencing financial difficulties constitutes a “concession”. The Company defines a concession as a modification of existing terms granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties that the Company would otherwise not consider. The concession is either granted through an agreement with the customer or is imposed by a court or by a law. Concessions include modifying original loan terms to reduce or defer cash payments required as part of the loan agreement, including but not limited to:

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

Information about the Company’s TDRs is presented in the following tables.

	As of September 30, 2016
(dollars in thousands)	Current	Past Due Greater Than 30 Days and Accruing	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$277	$—	$309	$586
Home equity loans and lines	335	—	931	1,266
Commercial real estate	104	—	1,914	2,018
Construction and land	211	—	87	298
Multi-family residential	—	—	—	—

Total real estate loans	927	—	3,241	4,168

	As of September 30, 2016
(dollars in thousands)	Current	Past Due Greater Than 30 Days and Accruing	Nonaccrual TDRs	Total TDRs
Other loans:
Commercial and industrial	—	—	2,895	2,895
Consumer	—	—	181	181

Total other loans	—	—	3,076	3,076

Total originated loans	$927	$—	$6,317	$7,244

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$378	$12	$62	$452
Home equity loans and lines	—	—	—	—
Commercial real estate	289	860	—	1,149
Construction and land	—	—	—	—
Multi-family residential	—	—	—	—

Total real estate loans	667	872	62	1,601

Other loans:
Commercial and industrial	1,884	—	321	2,205
Consumer	—	—	—	—

Total other loans	1,884	—	321	2,205

Total acquired loans	$2,551	$872	$383	$3,806

Total loans:
Real estate loans:
One- to four-family first mortgage	$655	$12	$371	$1,038
Home equity loans and lines	335	—	931	1,266
Commercial real estate	393	860	1,914	3,167
Construction and land	211	—	87	298
Multi-family residential	—	—	—	—

Total real estate loans	1,594	872	3,303	5,769

Other loans:
Commercial and industrial	1,884	—	3,216	5,100
Consumer	—	—	181	181

Total other loans	1,884	—	3,397	5,281

Total loans	$3,478	$872	$6,700	$11,050

	As of December 31, 2015
(dollars in thousands)	Current	Past Due Greater Than 30 Days and Accruing	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$281	$—	$38	$319
Home equity loans and lines	383	—	3	386
Commercial real estate	107	—	1,069	1,176
Construction and land	—	—	87	87
Multi-family residential	—	—	—	—

Total real estate loans	771	—	1,197	1,968

Other loans:
Commercial and industrial	—	—	2,374	2,374
Consumer	27	—	142	169

Total other loans	27	—	2,516	2,543

Total originated loans	$798	$—	$3,713	$4,511

	As of December 31, 2015
(dollars in thousands)	Current	Past Due Greater Than 30 Days and Accruing	Nonaccrual TDRs	Total TDRs
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$419	$88	$—	$507
Home equity loans and lines	—	—	—	—
Commercial real estate	316	876	—	1,192
Construction and land	—	52	—	52
Multi-family residential	—	—	—	—

Total real estate loans	735	1,016	—	1,751

Other loans:
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—

Total other loans	—	—	—	—

Total acquired loans	$735	$1,016	$—	$1,751

Total loans:
Real estate loans:
One- to four-family first mortgage	$700	$88	$38	$826
Home equity loans and lines	383	—	3	386
Commercial real estate	423	876	1,069	2,368
Construction and land	—	52	87	139
Multi-family residential	—	—	—	—

Total real estate loans	1,506	1,016	1,197	3,719
Other loans:
Commercial and industrial	—	—	2,374	2,374
Consumer	27	—	142	169

Total other loans	27	—	2,516	2,543

Total loans	$1,533	$1,016	$3,713	$6,262

None of the above referenced TDRs defaulted subsequent to the restructuring through the date the financial statements were issued. The Company restructured, as a TDR, loans totaling $5.6 million during the third quarter of 2016.

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of September 30, 2016, management did not make adjustments to prices provided by the first-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets measured for fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

		Fair Value Measurements Using
(dollars in thousands)	September 30, 2016	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$133,937	$—	$133,937	$—
Non-U.S. agency mortgage-backed	5,363	—	5,363	—
Municipal bonds	21,846	—	21,846	—
U.S. government agency	9,847	—	9,847	—

Total	$170,993	$—	$170,993	$—

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2015	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$135,478	$—	$135,478	$—
Non-U.S. agency mortgage-backed	6,065	—	6,065	—
Municipal bonds	22,933	—	22,933	—
U.S. government agency	12,286	—	12,286	—

Total	$176,762	$—	$176,762	$—

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

		Fair Value Measurements Using
(dollars in thousands)	September 30, 2016	Level 1	Level 2	Level 3
Repossessed assets	$2,551	$—	$—	$2,551
Impaired loans	3,608	—	—	3,608

Total	$6,159	$—	$—	$6,159

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2015	Level 1	Level 2	Level 3
Repossessed assets	$3,128	$—	$—	$3,128
Impaired loans	813	—	—	813

Total	$3,941	$—	$—	$3,941

The following table shows significant observable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of September 30, 2016
Repossessed assets	$2,551	Third party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	6% - 99%	52%
Impaired loans	$3,608	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	15%
As of December 31, 2015
Repossessed assets	$3,128	Third party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	6% - 96%	19%
Impaired loans	$813	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	15%

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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at September 30, 2016
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$23,953	$23,953	$23,953	$—	$—
Interest-bearing deposits in banks	2,129	2,129	2,129	—	—
Investment securities available for sale	170,993	170,993	—	170,993	—
Investment securities held to maturity	13,448	13,736	—	13,736	—
Mortgage loans held for sale	10,643	10,643	—	10,643	—
Loans, net	1,221,177	1,227,591	—	—	1,227,591
Cash surrender value of BOLI	20,028	20,028	20,028	—	—
Financial Liabilities
Deposits	$1,220,830	$1,221,708	$—	$1,221,708	$—
Short-term FHLB advances	59,200	59,200	59,200	—	—
Long-term FHLB advances	79,629	80,319	—	80,319	—

		Fair Value Measurements at December 31, 2015
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$24,798	$24,798	$24,798	$—	$—
Interest-bearing deposits in banks	5,144	5,144	5,144	—	—
Investment securities available for sale	176,762	176,762	—	176,762	—
Investment securities held to maturity	13,927	14,121	—	14,121	—
Mortgage loans held for sale	5,651	5,651	—	5,651	—
Loans, net	1,214,818	1,216,370	—	—	1,216,370
Cash surrender value of BOLI	19,667	19,667	19,667	—	—
Financial Liabilities
Deposits	$1,244,217	$1,243,698	$—	$1,243,698	$—
Short-term FHLB advances	39,939	39,939	39,939	—	—
Long-term FHLB advances	85,213	84,711	—	84,711	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Home Bank, N. A. (the “Bank”), from December 31, 2015 through September 30, 2016 and on its results of operations for the three and nine months ended September 30, 2016 and September 30, 2015. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

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

EXECUTIVE OVERVIEW

During the third quarter of 2016, the Company earned $4.4 million, an increase of $1.5 million, or 50.4%, compared to the third quarter of 2015. Diluted earnings per share for the third quarter of 2016 were $0.61, an increase of $0.20, or 48.8%, compared to the third quarter of 2015. The third quarter of 2015 included merger-related expenses related to the Louisiana Bancorp, Inc. (“Louisiana Bancorp”) acquisition totaling $593,000 ($527,000, net of taxes). Excluding merger-related expenses, net income for the third quarter of 2016 increased 27.3% compared to the third quarter of 2015 (see the “Non-GAAP Reconciliation” on page 28). Excluding merger-related expenses, diluted earnings per share for the third quarter of 2016 increased 24.5% compared to the third quarter of 2015.

During the nine months ended September 30, 2016, the Company earned $11.7 million, an increase of $3.1 million, or 36.6%, compared to the nine months ended September 30, 2015. Diluted earnings per share for the nine months ended September 30, 2016 were $1.65, an increase of $0.42, or 34.1%, compared to the nine months ended September 30, 2015. The nine months ended September 30, 2016 and 2015 included merger-related expenses related to the Louisiana Bancorp acquisition totaling $856,000 and $848,000, respectively ($560,000 and $759,000, respectively, net of taxes). The nine months ended September 30, 2016 included a $641,000 gain on the sale of a banking center in the New Orleans market following the Louisiana Bancorp systems conversion. The nine months ended September 30, 2015 included a $492,000 loss on the sale of a banking center. Excluding merger-related expenses and the banking center gain and loss, net income for the nine months ended September 30, 2016 increased 22.8% compared to the nine months ended September 30, 2015. Excluding merger-related expenses and the banking center gain, diluted earnings per share for the nine months ended September 30, 2016 increased 20.1% compared to the nine months ended September 30, 2015.

Key components of the Company’s performance during the three and nine months ended September 30, 2016 include:

•	Assets totaled $1.5 billion as of September 30, 2016, down $2.4 million, or 0.2%, from December 31, 2015.

•	Investment securities totaled $184.4 million as of September 30, 2016, a decrease of $6.2 million, or 3.3%, from December 31, 2015.

•	Loans as of September 30, 2016 were $1.2 billion, an increase of $9.0 million, or 0.7%, from December 31, 2015. Growth in originated loans of 8.1% was partially offset by paydowns in acquired loans.

•	Deposits as of September 30, 2016 were $1.2 billion, a decrease of $23.4 million, or 1.9%, from December 31, 2015. Core deposits (i.e., checking, savings, and money market accounts) totaled $957.0 million as of September 30, 2016, a decrease of $10.4 million, or 1.1%, from December 31, 2015.

•	Interest income increased $2.4 million, or 16.8%, in the third quarter of 2016, compared to the third quarter of 2015. For the nine months ended September 30, 2016, interest income increased $9.4 million, or 22.9%, compared to the nine months ended September 30, 2015. Interest income increased primarily due to higher loan volume as a result of the Louisiana Bancorp acquisition late in the third quarter of 2015.

•	Interest expense increased $414,000, or 46.3%, in the third quarter of 2016 compared to the third quarter of 2015. For the nine months ended September 30, 2016, interest expense increased $1.4 million, or 56.0%, compared to the nine months ended September 30, 2015. Interest expense increased primarily due to a higher volume of interest-bearing liabilities as a result of the Louisiana Bancorp acquisition.

•	The provision for loan losses totaled $800,000 for the third quarter of 2016, an increase of $231,000, or 40.7%, compared to the third quarter of 2015. For the nine months ended September 30, 2016, the provision for loan losses totaled $2.7 million, an increase of $1.3 million, or 92.7%, from the nine months ended September 30, 2015. At September 30, 2016, the Company’s ratio of the allowance for loan losses to total loans was 0.99%, compared to 0.74% at September 30, 2015. Excluding acquired loans, the ratio of the allowance for loan losses to total loans was 1.36% at September 30, 2016, compared to 1.12% at September 30, 2015. The Company recorded $54,000 in net loan charge-offs during the first nine months of 2016, compared to net loan charge-offs of $229,000 during the first nine months of 2015.

•	Noninterest income for the third quarter of 2016 increased $318,000, or 14.5%, compared to the third quarter of 2015. For the nine months ended September 30, 2016, noninterest income increased $2.2 million, or 35.1%, compared to the nine months ended September 30, 2015. The increases resulted primarily from the change in net gains and losses on sale of properties and equipment in addition to increased service fees and charges and bank card fees.

•	Noninterest expense for the third quarter of 2016 increased $121,000, or 1.2%, compared to the third quarter of 2015. Noninterest expense for the nine months ended September 30, 2016 increased $4.4 million, or 14.3%, compared to the nine months ended September 30, 2015. Noninterest expense included merger-related expenses related to the acquisition of Louisiana Bancorp totaling $593,000 for the third quarter of 2015, and $856,000 and $848,000 for the nine months ended September, 30, 2016 and September 30, 2015, respectively. Excluding merger-related expenses, noninterest expense increased $714,000, or 7.2%, for the third quarter of 2016 compared to the third quarter of 2015. Excluding merger-related expenses, noninterest expense increased $4.4 million, or 14.7%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increases in noninterest expense relate primarily to the growth of the Company due to the addition of Louisiana Bancorp branches and employees in the third quarter of 2015. The increases were partially offset by lower expenses on foreclosed assets (down $780,000 resulting from a $560,000 net gain on the sale of foreclosed assets and lower foreclosed asset expenses in the third quarter).

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

Non-GAAP Reconciliation

	For the Three Months Ended		For the Nine Months Ended
(dollars in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Reported noninterest expense	$10,643	$10,522	$34,839	$30,470
Less: Merger-related expenses	—	593	856	848

Non-GAAP noninterest expense	$10,643	$9,929	$33,983	$29,622

Reported noninterest income	$2,515	$2,197	$8,529	$6,315
Less: (Gain) loss on sale of banking centers	—	—	(641)	492

Non-GAAP noninterest income	$2,515	$2,197	$7,888	$6,807

Reported net income	$4,360	$2,899	$11,726	$8,587
Less: (Gain) loss on sale of banking centers, net of tax	—	—	(416)	320
Add: Merger-related expenses, net of tax	—	527	560	759

Non-GAAP net income	$4,360	$3,426	$11,870	$9,666

Diluted EPS	$0.61	$0.41	$1.65	$1.23
Less: (Gain) loss on sale of banking center	—	—	(0.06)	0.05
Add: Merger-related expenses	—	0.08	0.08	0.11

Non-GAAP diluted EPS	$0.61	$0.49	$1.67	$1.39

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – Loans outstanding as of September 30, 2016 were $1.2 billion, an increase of $9.0 million, or 0.7%, from December 31, 2015. Growth in originated loans of 8.1% was partially offset by paydowns in acquired loans.

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

	September 30,	December 31,	Increase/(Decrease)
(dollars in thousands)	2016	2015	Amount	Percent
Real estate loans:
One- to four-family first mortgage	$353,093	$371,238	$(18,145)	(4.9)%
Home equity loans and lines	93,308	94,060	(752)	(0.8)
Commercial real estate	422,435	405,379	17,056	4.2
Construction and land	135,262	136,803	(1,541)	(1.1)
Multi-family residential	46,776	43,863	2,913	6.6

Total real estate loans	1,050,874	1,051,343	(469)	—

Other loans:
Commercial and industrial	138,861	125,108	13,753	11.0
Consumer	43,635	47,915	(4,280)	(8.9)

Total other loans	182,496	173,023	9,473	5.5

Total loans	$1,233,370	$1,224,366	$9,004	0.7%

The aggregate outstanding balance of loans to borrowers in the energy sector totaled $34.8 million, or 2.8% of outstanding loans, at September 30, 2016. We also had unfunded loan commitments to borrowers in the energy sector amounting to $8.4 million at such date. At September 30, 2016, 92% of the balance of our energy-related loans were performing in accordance with their original loan agreements. Of the remaining 8%, or $2.1 million, had been restructured and were paying in accordance with the restructured terms at such date. The Company holds no shared national credits.

The following table illustrates the composition of the Company’s direct energy-related loans at September 30, 2016.

(dollars in thousands)	Total	Percent
Real estate loans:
Commercial real estate	$14,505	41.7%
Construction and land	406	1.2

Total real estate loans	14,911	42.9

Commercial and industrial:
Equipment	6,623	19.0
Marine vessels	6,332	18.2
Accounts receivable	4,562	13.1
Unsecured	967	2.8
Other	1,375	4.0

Total commercial and industrial loans	19,859	57.1

Total energy-related loans	$34,770	100.0%

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger (i.e., loans with balances of $100,000 or greater) commercial real estate loans, multi-family residential loans, construction and land loans and commercial and industrial loans are individually evaluated for impairment. First party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer. The Company typically orders an “as is” valuation for collateral property if the loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of September 30, 2016 and December 31, 2015, loans individually evaluated for impairment, excluding acquired loans, amounted to $4.2 million and $966,000, respectively. As of September 30, 2016 and December 31, 2015, acquired impaired loans, loans considered to have deteriorated credit quality at the time of acquisition, amounted to $15.9 million and $20.0 million, respectively. As of September 30, 2016 and December 31, 2015, substandard loans, excluding acquired loans, amounted to $25.2 million and $7.7 million, respectively. The amount of the allowance for loan losses allocated to impaired or substandard loans originated by Home Bank totaled $640,000 as of September 30, 2016 and $153,000 as of December 31, 2015. The amount of allowance for loan losses allocated to acquired loans totaled $371,000 and $373,000, respectively, at such dates. There were no assets classified as doubtful or loss as of September 30, 2016 or December 31, 2015.

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

	September 30, 2016			December 31, 2015
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$553	$622	$1,175	$928	$530	$1,458
Home equity loans and lines	941	95	1,036	121	139	260
Commercial real estate	4,737	419	5,156	1,671	1,013	2,684
Construction and land	87	—	87	86	69	155
Multi-family residential	—	—	—	—	763	763
Other loans:
Commercial and industrial	10,404	321	10,725	2,374	84	2,458
Consumer	433	—	433	471	6	477

Total nonaccrual loans	17,155	1,457	18,612	5,651	2,604	8,255
Accruing loans 90 days or more past due	—	—	—	—	—	—

Total nonperforming loans	17,155	1,457	18,612	5,651	2,604	8,255
Foreclosed assets	412	2,139	2,551	116	3,012	3,128

Total nonperforming assets	17,567	3,596	21,163	5,767	5,616	11,383
Performing troubled debt restructurings	927	522	1,449	798	492	1,290

Total nonperforming assets and troubled debt restructurings	$18,494	$4,118	$22,612	$6,565	$6,108	$12,673

Nonperforming loans to total loans			1.51%			0.67%
Nonperforming loans to total assets			1.20%			0.53%
Nonperforming assets to total assets			1.37%			0.73%

(1)	Table excludes acquired loans which were being accounted for under ASC 310-30 because they continue to earn interest from accretable yield regardless of their status as past due or otherwise not in compliance with their contractual terms. Acquired loans with deteriorated credit quality, which were being accounted for under ASC 310-30 and which were 90 days or more past due, totaled $2.6 million and $4.0 million as of September 30, 2016 and December 31, 2015, respectively.

The Company recorded $54,000 net loan charge-offs during the quarter and nine months ended September 30, 2016. Net loan charge-offs for the quarter and nine months ended September 30, 2015 were $103,000 and $229,000, respectively.

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

Acquired loans were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. If the present value of expected cash flows for a pool is less than its carrying value, an impairment is recognized by an increase in the allowance for loan losses and a charge to the provision for loan losses. As of September 30, 2016 and December 31, 2015, $100,000 and $128,000, respectively, of our allowance for loan losses was allocated to acquired loans with deteriorated credit quality.

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

The following table presents the activity in the allowance for loan losses during the first nine months of 2016.

(dollars in thousands)	Originated	Acquired	Total
Balance, December 31, 2015	$9,174	$373	$9,547
Provision charged to operations	2,796	(96)	2,700
Loans charged off	(249)	—	(249)
Recoveries on charged off loans	101	94	195

Balance, September 30, 2016	$11,822	$371	$12,193

At September 30, 2016, the Company’s ratio of allowance for loan losses to total loans was 0.99%, compared to 0.78% and 0.74% at December 31, 2015 and September 30, 2015, respectively. Excluding acquired loans, the ratio of allowance for loan losses to total loans was 1.36% at September 30, 2016, compared to 1.15% and 1.12% at December 31, 2015 and September 30, 2015, respectively, due primarily to the potential direct and indirect impact of continuing low energy prices.

The allowance for loan losses to loans ratio directly attributable to energy loans totaled 3.29% at September 30, 2016. Over the past nine months, the Company has increased its overall allowance for loan losses to loans ratio on originated loans from 1.15% at December 31, 2015 to 1.36% at September 30, 2016 due primarily to the potential direct and indirect adverse effect that low energy prices may have on the ability of our borrowers to repay their loans.

Investment Securities

The Company’s investment securities portfolio totaled $184.4 million as of September 30, 2016, a decrease of $6.2 million, or 3.3%, from December 31, 2015. As of September 30, 2016, the Company had a net unrealized gain on its available for sale investment securities portfolio of $2.5 million, compared to $1.3 million as of December 31, 2015. The investment securities portfolio had a modified duration of 3.0 and 3.3 years at September 30, 2016 and December 31, 2015, respectively.

The following table summarizes activity in the Company’s investment securities portfolio during the first nine months of 2016.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2015	$176,762	$13,927
Purchases	21,752	—
Sales	—	—
Principal payments and calls	(27,706)	(236)
Accretion of discounts and amortization of premiums, net	(942)	(243)
Increase in market value	1,127	—

Balance, September 30, 2016	$170,993	$13,448

Funding Sources

Deposits – Deposits totaled $1.2 billion as of September 30, 2016 and December 31, 2015. Core deposits totaled $957.0 million as of September 30, 2016, a decrease of $10.4 million, or 1.1%, compared to December 31, 2015.

The following table sets forth the composition of the Company’s deposits at the dates indicated.

	September 30,	December 31,	Increase (Decrease)
(dollars in thousands)	2016	2015	Amount	Percent
Demand deposit	$289,835	$296,617	$(6,782)	(2.3)%
Savings	110,150	109,393	757	0.7
Money market	257,125	293,637	(36,512)	(12.4)
NOW	299,880	267,707	32,173	12.0
Certificates of deposit	263,840	276,863	(13,023)	(4.7)

Total deposits	$1,220,830	$1,244,217	$(23,387)	(1.9)%

Federal Home Loan Bank Advances – Short-term FHLB advances increased $19.3 million, or 48.2%, from $40.0 million as of December 31, 2015 to $59.2 million as of September 30, 2016. Long-term FHLB advances totaled $79.6 million as of September 30, 2016, a decrease of $5.6 million, or 6.6%, compared December 31, 2015.

Shareholders’ Equity – Shareholders’ equity increased $12.3 million, or 7.5%, from $165.0 million as of December 31, 2015 to $177.4 million as of September 30, 2016.

As of September 30, 2016, the Company and the Bank had regulatory capital that were well in excess of regulatory requirements. The following table presents actual and required capital ratios for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2016 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Phase-In Schedule		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Tier 1 risk-based capital	$164,243	13.89%	$78,341	6.625%	$100,513	8.50%	N/A	N/A
Total risk-based capital	176,436	14.92	101,991	8.625	124,163	10.50	N/A	N/A
Tier 1 leverage capital	164,243	10.79	60,866	4.00	60,866	4.00	N/A	N/A

	Actual		Minimum Capital Required – Basel III Phase-In Schedule		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$148,085	12.52%	$60,603	5.125%	$82,774	7.00%	$76,862	6.50%
Tier 1 risk-based capital	148,085	12.52	78,340	6.625	100,512	8.50	94,599	8.00
Total risk-based capital	160,278	13.55	101,990	8.625	124,162	10.50	118,249	10.00
Tier 1 leverage capital	148,085	9.73	60,849	4.00	60,849	4.00	76,061	5.00

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity Management

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring adequate cash flow exists to meet the Company’s needs, including operating, strategic and capital. The Company develops its liquidity management strategies as part of its overall asset/liability management process. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity. As of September 30, 2016, cash and cash equivalents totaled $24.0 million. At such date, investment securities available for sale totaled $171.0 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. As of September 30, 2016, certificates of deposit maturing within the next 12 months totaled $161.5 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended September 30, 2016, the average balance of outstanding FHLB advances was $128.0 million. As of September 30, 2016, the Company had $138.8 million in total outstanding FHLB advances and had $464.8 million in additional FHLB advances available.

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

Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of September 30, 2016.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	-0.5%
+200	0.0
+100	0.1

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of September 30, 2016 and December 31, 2015.

	Contract Amount
(dollars in thousands)	September 30, 2016	December 31, 2015
Standby letters of credit	$4,166	$3,764
Available portion of lines of credit	138,945	127,393
Undisbursed portion of loans in process	69,614	73,699
Commitments to originate loans	116,779	89,653

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

RESULTS OF OPERATIONS

During the third quarter of 2016, the Company earned $4.4 million, an increase of $1.5 million, or 50.4%, compared to the third quarter of 2015. Diluted earnings per share for the third quarter of 2016 were $0.61, an increase of $0.20, or 48.8%, compared to the third quarter of 2015. The third quarter of 2015 included merger-related expenses related to the Louisiana Bancorp acquisition totaling $593,000 ($527,000, net of taxes). Excluding merger-related expenses, net income for the third quarter of 2016 increased 27.3% compared to the third quarter of 2015 (see the “Non-GAAP Reconciliation” on page 27). Excluding merger-related expenses, diluted earnings per share for the third quarter of 2016 increased 24.5% compared to the third quarter of 2015.

During the nine months ended September 30, 2016, the Company earned $11.7 million, an increase of $3.1 million, or 36.6%, compared to the nine months ended September 30, 2015. Diluted earnings per share for the nine months ended September 30, 2016 were $1.65, an increase of $0.42, or 34.1%, compared to the nine months ended September 30, 2015. The nine months ended September 30, 2016 and 2015 include merger-related expenses, related to the Louisiana Bancorp acquisition totaling $856,000 and $848,000, respectively ($560,000 and $759,000, respectively, net of taxes). The nine months ended September 30, 2016 included a $641,000 gain on the sale of a banking center in the New Orleans market following the Louisiana Bancorp system conversion. The nine months ended September 30, 2015 included a $492,000 loss on the sale of a banking center. Excluding merger-related expenses and the banking center gain and loss, net income for the nine months ended September 30, 2016 increased 22.8% compared to the nine months ended September 30, 2015. Excluding merger-related expenses and the banking center gain, diluted earnings per share for the nine months ended September 30, 2016 increased 20.1% compared to the nine months ended September 30, 2015.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 4.19% and 4.43% for the three months ended September 30, 2016 and September 30, 2015, respectively, and 4.23% and 4.39% for the nine months ended September 30, 2016 and September 30, 2015, respectively. The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.32% and 4.55% for the three months ended September 30, 2016 and September 30, 2015, respectively, and 4.35% and 4.51% for the nine months ended September 30, 2016 and September 30, 2015, respectively. The decrease in the net interest spread and net interest margin in the 2016 periods related primarily to a decrease in the average yield on loans.

Net interest income totaled $15.5 million for the three months ended September 30, 2016, an increase of $2.0 million, or 14.8%, compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, net interest income totaled $46.8 million, an increase of $8.0 million, or 20.7%, compared to the nine months ended September 30, 2015.

Interest income increased $2.4 million, or 16.8%, in the third quarter of 2016 compared to the third quarter of 2015. For the nine months ended September 30, 2016, interest income increased $9.4 million, or 22.9%, compared to the nine months ended September 30, 2015. Increases in the average balance of loans receivable from the Louisiana Bancorp acquisition were partially offset by decreases of 35 basis points and 29 basis points, respectively, in the average yield on loans during the quarter and nine months ended September 30, 2016 from the prior comparable period.

Interest expense increased $414,000, or 46.3%, in the third quarter of 2016 compared to the third quarter of 2015. For the nine months ended September 30, 2016, interest expense increased $1.4 million, or 56.0%, compared to the nine months ended September 30, 2015. During the quarter and nine months ended September 30, 2016, the average volume of deposits increased due to the Louisiana Bancorp acquisition.

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

	Three Months Ended September 30,
	2016			2015
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate(1)
Interest-earning assets:
Loans receivable(1)	$1,226,547	$15,889	5.11%	$969,272	$13,435	5.46%
Investment securities
Taxable	150,412	722	1.92	155,275	757	1.95
Tax-exempt (TE)	33,837	167	3.04	36,748	182	3.04

Total investment securities	184,249	889	2.13	192,023	939	2.16
Other interest-earning assets	15,410	69	1.78	18,651	51	1.08

Total interest-earning assets (TE)	1,426,206	16,847	4.69	1,179,946	14,425	4.85

Noninterest-earning assets	106,958			105,356

Total assets	$1,533,164			$1,285,302

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$666,585	$387	0.23%	$575,185	$322	0.22%
Certificates of deposit	264,534	526	0.79	224,205	408	0.72

Total interest-bearing deposits	931,119	913	0.39	799,390	730	0.36
Short-term FHLB advances	48,415	54	0.44	19,466	10	0.20
Long term FHLB advances	79,618	341	1.72	32,631	152	1.87
Securities sold under repurchase agreement	—	—	—	4,094	2	0.20

Total interest-bearing liabilities	1,059,152	1,308	0.49	855,581	894	0.42

Noninterest-bearing liabilities	298,032			268,688

Total liabilities	1,357,184			1,124,269
Shareholders’ equity	175,980			161,033

Total liabilities and shareholders’ equity	$1,533,164			$1,285,302

Net interest-earning assets	$367,054			$324,365

Net interest spread (TE)		$15,539	4.19%		$13,531	4.43%

Net interest margin (TE)			4.32%			4.55%

(1)	Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process. Acquired loans were recorded at fair value upon acquisition and accrete interest income over the remaining lives of the respective loans.

	Nine Months Ended September 30,
	2016			2015
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate(1)
Interest-earning assets:
Loans receivable(1)	$1,225,762	$47,760	5.15%	$934,752	$38,417	5.44%
Investment securities
Taxable	152,493	2,296	2.01	151,763	2,214	1.95
Tax-exempt (TE)	34,468	510	3.04	36,249	537	3.04

Total investment securities	186,961	2,806	2.20	188,012	2,751	2.16

Other interest-earning assets	16,843	196	1.55	24,861	150	0.81

Total interest-earning assets (TE)	1,429,566	50,762	4.72	1,147,625	41,318	4.80

Noninterest-earning assets	111,405			105,960

Total assets	$1,540,971			$1,253,585

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$671,762	$1,177	0.23%	$556,545	$930	0.22%
Certificates of deposit	269,479	1,587	0.79	218,767	1,186	0.72

Total interest-bearing deposits	941,241	2,764	0.39	775,312	2,116	0.36
Short-term FHLB advances	45,049	143	0.42	12,056	16	0.17
Long term FHLB advances	82,767	1,041	1.68	23,498	359	2.04
Securities sold under repurchase agreement	—	—	—	14,839	39	0.35

Total interest-bearing liabilities	1,069,057	3,948	0.49	825,705	2,530	0.41

Noninterest-bearing liabilities	299,989			269,295

Total liabilities	1,369,046			1,095,000
Shareholders’ equity	171,925			158,585

Total liabilities and shareholders’ equity	$1,540,971			$1,253,585

Net interest-earning assets	$360,509			$321,920

Net interest spread (TE)		$46,814	4.23%		$38,788	4.39%

Net interest margin (TE)			4.35%			4.51%

(1)	Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process. Acquired loans were recorded at fair value upon acquisition and accrete interest income over the remaining lives of the respective loans.

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

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2016 Compared to 2015			2016 Compared to 2015
	Change Attributable To			Change Attributable To
			Total			Total
			Increase			Increase
(dollars in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest income:
Loans receivable	$(833)	$3,287	$2,454	$(1,852)	$11,195	$9,343
Investment securities (TE)	(8)	(42)	(50)	73	(18)	55
Other interest-earning assets	30	(12)	18	116	(70)	46

Total interest income	(811)	3,233	2,422	(1,663)	11,107	9,444

Interest expense:
Savings, checking and money market accounts	11	54	65	48	199	247
Certificates of deposit	42	76	118	113	288	401
Securities sold under repurchase agreement	—	(2)	(2)	—	(39)	(39)
FHLB advances	(1)	234	233	(92)	901	809

Total interest expense	52	362	414	69	1,349	1,418

Increase (decrease) in net interest income	$(863)	$2,871	$2,008	$(1,732)	$9,758	$8,026

Provision for Loan Losses – For the quarter ended September 30, 2016, the Company recorded a provision for loan losses of $800,000, which was 40.7% higher than the $569,000 recorded for the same period in 2015. Net loan charge-offs amounted to $54,000 and $103,000 during the third quarters of 2016 and 2015, respectively. For the nine months ended September 30, 2016, the provision for loan losses totaled $2.7 million, which was 92.7% higher than the $1.3 million recorded for the same period in 2015. The higher levels of provision expense in 2016 are primarily the result originated loan growth and the increase in the Company’s total nonperforming loans as well as our assessment of the potential direct and indirect impact of continuing low energy prices on the abilities of certain borrowers to repay their loans in accordance with their terms. Net loan charge-offs amounted to $54,000 and $229,000, respectively, during the nine months ended September 30, 2016 and September 30, 2015, respectively.

As of September 30, 2016, the Company’s ratio of allowance for loan losses to total loans was 0.99%, compared to 0.78% and 0.74% at December 31, 2015 and September 30, 2015, respectively. Excluding acquired loans, the ratio of allowance for loan losses to total loans was 1.36% at September 30, 2016, compared to 1.15% and 1.12% at December 31, 2015 and September 30, 2015, respectively. The ratio of non-performing loans to total assets was 1.20% at September 30, 2016, compared to 0.53% at December 31, 2015.

Noninterest Income – The Company’s noninterest income was $2.5 million for the quarter ended September 30, 2016, $318,000, or 14.5%, more than the $2.2 million earned for the same period in 2015. Noninterest income was $8.5 million for the nine months ended September 30, 2016, $2.2 million, or 35.1%, higher than the $6.3 million earned for the same period of 2015. The increase in noninterest income in the third quarter of 2016 compared to the third quarter of 2015 resulted primarily from the absence of a $359,000 net loss from the sale of assets recorded in the comparable prior year period. The nine months ended September 30, 2016 included a gain on the sale of a banking center totaling $641,000, pre-tax. Excluding the net gains (losses) on sale of assets, noninterest income increased 7.2% and 15.9% in the quarterly and nine-month comparisons primarily from increased service fees and charges and bank card fees.

Noninterest Expense – The Company’s noninterest expense was $10.6 million for the three months ended September 30, 2016, $121,000, or 1.1%, higher than the $10.5 million recorded for the same period in 2015. Noninterest expense was $34.8 million for the nine months ended September 30, 2016, $4.4 million, or 14.3% higher than the $30.5 million for the same period of 2015. Noninterest expense includes merger-related expenses related to the acquisition of Louisiana Bancorp totaling $593,000 for the third quarter of 2015, and $856,000 and $848,000 for the nine months ended September, 30, 2016 and September 30, 2015, respectively. Excluding merger-related expenses, noninterest expense increased $714,000, or 7.2%, for the third quarter of 2016 compared to the third quarter of 2015. Excluding merger-related expenses, noninterest expense increased $4.4 million, or 14.7%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increases in noninterest expense relate primarily to the growth of the Company due to the addition of Louisiana Bancorp branches and employees in the third quarter of 2015. The increases were partially offset by lower expenses on foreclosed assets (down $780,000 resulting from a $560,000 net gain on the sale of foreclosed assets and lower foreclosed asset expenses in the third quarter of 2016).

Income Taxes – For the quarters ended September 30, 2016 and September 30, 2015, the Company incurred income tax expense of $2.3 million and $1.7 million, respectively. The Company’s effective tax rate was 34.0% and 37.5% during the third quarters of 2016 and 2015, respectively. For the nine months ended September 30, 2016 and September 30, 2015, the Company incurred income tax expense of $6.1 million and $4.6 million, respectively. The Company’s effective tax rate amounted to 34.1% and 35.1% during the nine months ended September 30, 2016 and September 30, 2015, respectively. Differences between the effective tax rate and the statutory tax rate primarily relate to variances in items that are non-taxable or non-deductible (e.g., state tax, tax-exempt income, merger-related expenses, etc.).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2015, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at September 30, 2016 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
July 1 – July 31, 2016	37	$27.54	37	371,034
August 1 – August 31, 2016	1,200	28.83	1,200	369,834
September 1 – September 30, 2016	354	28.78	354	369,480

Total	1,591	$28.79	1,591	369,480

(1)	On June 7, 2013, the Company announced the commencement of a stock repurchase program. Under the plan, the Company can repurchase up to 370,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions. On April 26, 2016, the Company announced a new stock repurchase program. Under the plan, the Company can repurchase up to 365,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions.

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

HOME BANCORP, INC.

November 8, 2016	By:	/s/ John W. Bordelon
John W. Bordelon
President, Chief Executive Officer and Director

November 8, 2016	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer