Form 10-K
period 2016-12-31
HOME BANCORP, INC.
filed 2017-03-14
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the 5,758,274 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $27.47 for the common stock on June 30, 2016, as reported by the Nasdaq Stock Market, was approximately $158.2 million. Shares of common stock held by the registrant’s executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of March 6, 2017: 7,365,036

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the definitive Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

HOME BANCORP, INC.

2016 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations hereunder). Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Home Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumptions, many of which are difficult to predict and generally are beyond the control of Home Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows or real estate values; (2) the levels of noninterest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) the low interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Home Bancorp, Inc. is or will be doing business, being less favorable than expected; (6) political and social unrest, including acts of war or terrorism; (7) we may not fully realize all the benefits we anticipated in connection with our acquisitions of other institutions or our assumptions made in connection therewith may prove to be inaccurate; or (8) legislation or changes in regulatory requirements adversely affecting the business of Home Bancorp, Inc. Home Bancorp, Inc. undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

General. Home Bancorp, Inc. (the “Company”) is a Louisiana corporation and the holding company for Home Bank, N.A. (the “Bank”). The Bank, which is headquartered in Lafayette, Louisiana, and is a wholly-owned subsidiary of the Company, currently conducts business through 29 banking offices in the Greater Lafayette, Baton Rouge, Greater New Orleans and Northshore (of Lake Pontchartrain) regions of south Louisiana and the Natchez and Vicksburg regions of west Mississippi.

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

The Bank is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. Our principal sources of funds are customer deposits, repayments of loans, repayments of investments and funds borrowed from outside sources such as the Federal Home Loan Bank (“FHLB”) of Dallas. These funds are primarily used for the origination of loans, including one-to four-family first mortgage loans, home equity loans and lines, commercial real estate loans, construction and land loans, multi-family residential loans, commercial and industrial loans and consumer loans. The Bank derives its income principally from interest earned on loans and investment securities and, to a lesser extent, from fees received in connection with the origination of loans, service charges on deposit accounts and for other services. The Bank’s primary expenses are general operating expenses, the most significant of which is compensation and benefits.

Although we continue to be an active originator of residential home mortgage loans in our market areas, over the course of the last decade plus, we have shifted our emphasis in the loan products we offer and increased our efforts to originate commercial real estate loans and commercial and industrial loans. Commercial real estate loans and commercial and industrial loans are deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans. In addition, the Bank views commercial real estate and commercial and industrial loans as attractive lending products because the Bank’s commercial borrowers typically maintain deposit accounts at the Bank, increasing the Bank’s core deposits.

The Company’s headquarters office is located at 503 Kaliste Saloom Road, Lafayette, Louisiana, and our telephone number is (337) 237-1960. We maintain a website at www.home24bank.com, and we provide our customers with online banking services. Information on our website should not be considered a part of this Annual Report on Form 10-K.

Market Area and Competition

The Bank has four primary market areas across south Louisiana: Greater Lafayette, Baton Rouge, Greater New Orleans and the Northshore (of Lake Pontchartrain) and two primary market areas in west Mississippi: Natchez and Vicksburg. Since completing its initial public offering of stock in October 2008, the Company has been an acquirer of other financial institutions. In 2010, the Company expanded into the Northshore (of Lake Pontchartrain) through a Federal Deposit Insurance Corporation (“FDIC”) assisted transaction of certain assets and liabilities of the former Statewide Bank (“Statewide”). The Bank currently operates six banking offices in the Northshore region. In 2011, the Company expanded into the Greater New Orleans area through its acquisition of GS Financial Corporation (“GSFC”) and its subsidiary, Guaranty Savings Bank (“Guaranty”). In September 2015, the Company increased its presence in Greater New Orleans through the acquisition of Louisiana Bancorp, Inc. (“LABC”) and its subsidiary, Bank of New Orleans. The Bank currently operates six banking offices in the Greater New Orleans area. In February 2014, the Company expanded into Natchez and Vicksburg, Mississippi through its acquisition of Britton & Koontz Capital Corporation (“Britton & Koontz”) and its subsidiary, Britton & Koontz Bank, N.A. (“Britton & Koontz Bank”). The Bank currently operates three banking offices in Natchez and two banking offices in Vicksburg. The Bank currently operates three banking offices in Baton Rouge. For additional information on our acquisition activity, see Part II, Item 7 in this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisition Activity.”

We face significant competition in originating loans and attracting deposits. This competition stems primarily from other banks, credit unions and mortgage-banking companies. Many of the financial service providers operating in our market areas are significantly larger and have greater financial resources than us. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies.

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

Federal law provides the federal banking regulators with substantial enforcement powers. The OCC’s enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC. The FRB has comparable enforcement authority over the Company. In addition, the FDIC, as the insurer of the Bank’s deposits, can initiate enforcement proceedings, remove Bank officials and suspend or terminate deposit insurance. Any change in such regulations could have a material adverse impact on the Company and the Bank.

2010 Regulatory Reform

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This act imposes additional restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Many of the regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the Dodd-Frank Act are related to the operations of the Bank:

•	A new independent Consumer Financial Protection Bureau (“CFPB”) was established within the FRB, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. However, smaller financial institutions, like the Bank, continue to be subject to the supervision and enforcement of their primary federal banking regulator with respect to federal consumer financial protection laws.

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities was eliminated subject to various grandfathering and transition rules.

•	The prohibition on payment of interest on demand deposits was repealed.

•	Deposit insurance was permanently increased to $250,000.

•	The deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•	The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35% of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the Dodd-Frank Act are related to the operations of the Company:

•	The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•	Public companies are now required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•	A separate, non-binding shareholder vote is now required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•	Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•	Stock exchanges, which include the Nasdaq, are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials is required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•	Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees (although this regulation is being reconsidered by the Securities and Exchange Commission “SEC”).

Volcker Rule Regulations. Regulations have been adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule. The regulations contain prohibitions and restrictions on the ability of financial institution holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. The regulations were phased in over a period ending on July 21, 2015. The Company’s investment portfolio is in compliance with the various provisions of the Volcker Rule regulations as of December 31, 2016.

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

Capital Requirements. Prior to January 1, 2015, there were no Federal Reserve regulations establishing minimum regulatory capital requirements for savings and loan holding companies. On January 1, 2015, new capital requirements generally applicable to both bank holding companies and savings and loan holding companies became effective. The new regulatory capital requirements applicable to the Company are the same as the new capital requirements for the Bank. For a description of these capital requirements, see “Regulation of Home Bank, N.A. - Recent Regulatory Capital Regulations.”

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

Regulation of Home Bank, N.A.

General. The Bank is subject to regulation and oversight by the OCC extending to all aspects of its operations. As part of this authority, the Bank is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC and the FDIC. The investment and lending authorities of national banks are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors and the Deposit Insurance Fund.

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

Insurance of Accounts. The deposits of the Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. government. The Dodd-Frank Act permanently increased deposit insurance on most accounts to $250,000. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against insured institutions.

The Dodd Frank Act raises the minimum reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% and requires the FDIC to offset the effect of this increase on insured institutions with assets of less than $10 billion (small institutions). In March 2016, the FDIC adopted a rule to accomplish this by imposing a surcharge on larger institutions commencing when the reserve ratio reaches 1.15% and ending when it reaches 1.35%. The reserve ratio reached 1.15% effective as of June 30, 2016. The surcharge period began effective July 1, 2016 and is expected to end by December 31, 2018. Small institutions will receive credits for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The credits will apply to reduce regular assessments by 2.0 basis points for quarters when the reserve ratio is at least 1.38%.

Effective July 1, 2016, the FDIC adopted changes that eliminated its risk-based premium system. Under the new premium system, the FDIC assesses deposit insurance premiums on the assessment base of a depository institution, which is its average total assets reduced by the amount of its average tangible equity. For a small institution (one with assets of less than $10 billion) that has been federally insured for at least five years, effective July 1, 2016, the initial base assessment rate ranges from 3 to 30 basis points, based on the institution’s CAMELS composite and component ratings and certain financial ratios; its leverage ratio; its ratio of net income before taxes to total assets; its ratio of nonperforming loans and leases to gross assets; its ratio of other real estate owned to gross assets; its brokered deposits ratio (excluding reciprocal deposits if the institution is well capitalized and has a CAMELS composite rating of 1 or 2); its one year asset growth ratio (which penalizes growth adjusted for mergers in excess of 10%); and its loan mix index (which penalizes higher risk loans based on historical industry charge off rates). The initial base assessment rate is subject to downward adjustment (not below 1.5%) based on the ratio of unsecured debt the institution has issued to its assessment base, and to upward adjustment (which can cause the rate to exceed 30 basis points) based on its holdings of unsecured debt issued by other insured institutions. Institutions with assets of $10 billion or more are assessed using a scorecard method.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. The annual assessment rate set for the fourth quarter of 2016 was 0.00156% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

In determining compliance with the risk-based capital requirement, a national bank is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the national bank’s core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight ranging from 0% to 1250% based on the risks inherent in the type of assets. The Bank does not have any assets assigned to a risk category over 400%.

National banks must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, national banks should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of capital, as defined by generally accepted accounting principles.

At December 31, 2016, the Bank exceeded all of its regulatory capital requirements, with Tier 1, Tier 1 common equity, Tier 1 common equity (to risk-weighted assets) and total risk-based capital ratios of 9.94%, 12.91%, 12.91% and 13.96%, respectively.

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

In addition, an institution is “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the OCC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

As of December 31, 2016, the Bank was deemed a well-capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

Limitations on Dividends. OCC regulations impose various restrictions on the ability of the Bank to pay dividends. The Bank generally may pay dividends during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution. If the Bank proposes to pay a dividend when it does not meet its capital requirements or that will exceed these limitations, it must obtain the OCC’s prior approval. The OCC may object to a proposed dividend based on safety and soundness concerns. No insured depository institution may pay a dividend if, after paying the dividend, the institution would be undercapitalized. In addition, as noted above, beginning in 2016, if Home Bank does not have the required capital conservation buffer, its ability to pay dividends to the Company will be limited.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act, place restrictions on loans to executive officers, directors and principal shareholders of a national bank and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a national bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, a national bank’s loans to one borrower limit (generally equal to 15% of the bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the national bank. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a national bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. The Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act, and as of December 31, 2016 was in compliance with the above restrictions.

Anti-money Laundering. All financial institutions, including national banks, are subject to federal laws that are designed to prevent the use of the U.S. financial system to fund terrorist activities. Financial institutions operating in the United States must develop anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs are intended to supplement compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. The Bank has established policies and procedures to ensure compliance with these provisions.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Dallas, which is one of 11 regional FHLBs that administer the home financing credit function of various financial institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. As of December 31, 2016, the Bank had $118.5 million of FHLB advances and $494.9 million available on its line of credit with the FHLB.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1.0% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. As of December 31, 2016, the Bank had $8.3 million in FHLB stock, which was in compliance with this requirement.

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

Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at the FRB. As of December 31, 2016, the Bank had met its reserve requirement.

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

Most of our loans are to individuals and businesses located in south Louisiana and west Mississippi. The oil and gas industry has a significant presence in the market areas in which we operate. Regional economic conditions affect the demand for our products and services as well as the ability of our customers to repay loans. While crude oil prices rebounded somewhat in 2016, oil prices have declined considerably since mid-2014. Continued fluctuations in crude oil prices could adversely affect our operations and economic conditions in some of our markets during 2017 and future periods, which could adversely affect our future results of operations. Although the Company attempts to mitigate risk by diversifying its borrower base, approximately $34.0 million, or 2.8%, of the Company’s loan portfolio at December 31, 2016 was comprised of loans to borrowers in the oil and gas industry (which is also referred to as the “energy sector”). We had an additional $6.7 million in unfunded loan commitments to companies in the energy sector at such date. At December 31, 2016, $2.3 million of our loans in the energy sector were on nonaccrual status. Approximately $1.1 million, or 9.1%, of our total allowance for loan losses at December 31, 2016 was attributable to energy sector loans. Historically, the oil and gas industry has been an important factor in the local economy in our Lafayette and Natchez markets. If oil prices continue to remain low, it could have an adverse effect on our customers resulting in increased levels of nonperforming loans, provisions for loan losses and expense associated with loan collection efforts.

There are increased risks involved with commercial real estate, including multi-family residential, commercial and industrial and construction and land lending activities.

Our lending activities include loans secured by commercial real estate and commercial and industrial loans. Our multi-family residential, commercial real estate and commercial and industrial loans increased by 135.9%, 69.1% and 93.5%, respectively, from December 31, 2012 through December 31, 2016. Multi-family residential lending, commercial real estate lending and commercial and industrial lending generally are considered to involve a higher degree of risk than single-family residential lending due to a variety of factors. As a result of the larger loan balances typically involved in these loans, an adverse development with respect to one loan or one borrower relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. As of December 31, 2016, the largest outstanding balances of our multi-family residential loans, commercial real estate loans and commercial and industrial loans were $3.0 million, $11.9 million and $7.4 million, respectively. If a large loan were to become non-performing, as we have experienced in the past, it can have a significant impact on our results of operations. Because we intend to continue our growth in commercial real estate and commercial and industrial loans, our credit risk exposure may increase and we may need to make additional provisions to our allowance for loan losses, which could adversely affect our future results of operations.

In addition to commercial real estate and commercial and industrial loans, the Bank holds a significant portfolio of construction and land loans. As of December 31, 2016, the Bank’s construction and land loans amounted to $141.2 million, or 11.5% of our loan portfolio. Construction and land loans generally have a higher risk of loss than single-family residential mortgage loans due primarily to the critical nature of the initial estimates of a property’s value upon completion of construction compared to the estimated costs, including interest, of construction as well as other assumptions. If the estimates upon which construction loans are made prove to be inaccurate, we may be confronted with projects that, upon completion, have values which are below the loan amounts. If the Bank is forced to liquidate the collateral associated with such loans at values less than the remaining loan balance, it could have a significant impact on our results of operations.

Our allowance for loan losses may not be adequate to cover probable losses.

We have established an allowance for loan losses based upon various assumptions and judgments about the collectability of our loan portfolio which we believe is adequate to offset probable losses on our existing loans. While we are not aware of any specific factors indicating a deficiency in the amount of our allowance for loan losses, in light of the current economic environment, one of the most pressing issues faced by financial institutions is the adequacy of their allowance for loan losses. Federal bank regulators have routinely scrutinize the level of the allowance for losses maintained by regulated institutions. In the event that we have to increase our allowance for loan losses beyond current levels, it would have an adverse effect on our results in future periods. As of December 31, 2016, our allowance for loan losses amounted to $12.5 million, or 1.02% of total loans. Excluding acquired loans, our allowance for loan losses amounted to 1.38% of total loans as of December 31, 2016.

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

Our financial performance and future growth may be negatively affected if we are unable to successfully execute our growth plans, which may include acquisitions.

Over the past several years, we have grown our branch system primarily through acquisitions of other financial institutions. Our ability to successfully acquire other institutions depends on our ability to identify, acquire and integrate such institutions into our franchise. Our experience in mergers and acquisitions consists of an acquisition in 2006 of a building and loan association located in Crowley, Louisiana, an FDIC-assisted acquisition in 2010 of certain assets and liabilities of a bank with branches located in the Northshore (of Lake Pontchartrain) region of Louisiana, an acquisition in 2011 of a savings bank with branches located in the Greater

New Orleans area, an acquisition in February 2014 of a national bank headquartered in Natchez, Mississippi with branches located in Natchez and Vicksburg, Mississippi and Baton Rouge, Louisiana, and an acquisition in 2015 of a savings bank with branches located in the Greater New Orleans area. Our results of operations could be adversely affected if our analysis of past or future acquisitions was not complete and correct or our integration efforts were not successful. Currently, we have no agreements or understandings with anyone regarding a future acquisition.

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

The operations of financial institutions are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. If general market rates of interest increase, our interest expense on deposits and borrowings would likely increase which could adversely affect our interest rate spread and net interest income. Changes in interest rates also can affect our ability to originate loans, the value of our interest-earning assets and our ability to realize gains from the sale of such assets, our ability to obtain and retain deposits in competition with other available investment alternatives, and the ability of our borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.

We face strong competition which adversely affects our profitability.

We are subject to vigorous competition in all aspects and areas of our business from banks and other financial institutions. We are significantly smaller than the larger depository institutions operating in our market areas. The financial resources of these larger competitors may permit them to pay higher interest rates on their deposits and to be more aggressive in new loan originations. We also compete with non-financial institutions, including retail stores that maintain their own credit programs and governmental agencies that make available low cost or guaranteed loans to certain borrowers. Some of our larger competitors have substantially greater resources, more advanced technological capabilities, lending limits, larger branch systems and a wider array of commercial banking services. Vigorous competition from both bank and non-bank organizations is expected to continue.

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

We test goodwill for impairment annually, or more frequently if necessary. According to applicable accounting requirements, acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. If the quoted market price of our common stock were to decline significantly, or if it was determined that the carrying amount of our goodwill exceeded its implied fair value, we would be required to write down the amount recorded for goodwill. This, in turn, would result in a charge to earnings and, thus, a reduction in shareholders’ equity. See Notes 2 and 8 to the Consolidated Financial Statements for additional information concerning our goodwill and the required impairment test.

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

We currently conduct business from nine banking offices in Greater Lafayette, three banking offices in Baton Rouge, six banking offices in Greater New Orleans, six banking offices in the Northshore (of Lake Pontchartrain) region of Louisiana, three offices in Natchez, Mississippi and two offices in Vicksburg, Mississippi. The Bank owns 27 of its 29 banking offices. The Bank leases the land for one banking office in our Northshore market and leases one banking office in Greater New Orleans.

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

(a)    Home Bancorp, Inc.’s common stock is listed on the Nasdaq Global Select Market under the symbol “HBCP”.    The common stock commenced trading on the Nasdaq Stock Market on October 3, 2008. As of the close of business on December 31, 2016, there were 7,350,102 shares of common stock outstanding, held by approximately 744 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following table sets forth the high and low prices of the Company’s common stock as reported by the Nasdaq Stock Market and cash dividends declared per share for the periods indicated.

For The Quarter Ended	High	Low	Cash Dividends Declared
March 31, 2015	$23.00	$20.40	$0.07
June 30, 2015	$25.50	$21.00	$0.07
September 30, 2015	$26.50	$22.68	$0.08
December 31, 2015	$27.22	$24.31	$0.08

March 31, 2016	$27.25	$21.29	$0.09
June 30, 2016	$28.95	$24.76	$0.10
September 30, 2016	$29.78	$26.62	$0.10
December 31, 2016	$39.75	$27.00	$0.12

The following graph shows a comparison of the cumulative total returns for the common stock of Home Bancorp, Inc., the Nasdaq Composite Index and the SNL Securities Bank and Thrift Index for the period beginning December 31, 2011 and ending December 2016. The graph below represents $100 invested in our common stock at its closing price on December 31, 2011.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Home Bancorp, Inc.	100.00	117.74	121.61	148.45	170.27	256.84
NASDAQ Composite	100.00	115.91	160.32	181.80	192.21	206.63
SNL Bank and Thrift	100.00	134.28	183.86	205.25	209.39	264.35

The stock price information shown above is not necessarily indicative of future price performance. Information used was obtained from S&P Global Market Intelligence, Charlottesville, Virginia. The Company assumes no responsibility for any errors or omissions in such information.

The Company did not sell any of its equity securities during 2016 that were not registered under the Securities Act of 1933.

For information regarding the Company’s equity compensation plans, see Item 12.

(b)    Not applicable.

(c)

On June 7, 2013, the Company’s Board of Directors approved a share repurchase program (the “2013 Repurchase Program”) authorizing management to repurchase up to 370,000 shares, or approximately 5%, of its common stock outstanding through open market or privately negotiated transactions. As of December 31, 2016, 3,745 shares remain subject to repurchase under the 2013 Repurchase Program. On April 26, 2016, the Company announced an additional stock repurchase program (the “2016 Repurchase Program”). Under the 2016 Repurchase Program, the Company can repurchase up to 365,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions. The Company’s purchases of its common stock made during the fourth quarter of 2016 (which were made pursuant to the 2013 Repurchase Program) are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1- October 31, 2016	517	$27.77	517	368,963
November 1 - November 30, 2016	218	32.50	218	368,745
December 1 - December 31, 2016	—	—	—	368,745

Total	735	$29.17	735	368,745

Item 6.	Selected Financial Data.

Set forth below is selected summary historical financial and other data of the Company. When you read this summary historical financial data, it is important that you also read the historical financial statements and related notes contained in Item 8 of this Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Selected Financial Condition Data:
Total assets	$1,556,732	$1,551,912	$1,221,415	$984,241	$962,926
Cash and cash equivalents	29,315	24,798	29,078	32,639	39,539
Interest-bearing deposits in banks	1,884	5,144	5,526	2,940	3,529
Investment securities:
Available for sale	183,730	176,762	174,801	149,632	157,256
Held to maturity	13,365	13,927	11,705	9,405	1,665
Loans receivable, net	1,215,323	1,214,818	901,208	700,538	667,809
Deposits	1,248,072	1,244,217	993,573	741,312	771,429
Federal Home Loan Bank advances	118,533	125,153	47,500	97,000	46,257
Securities sold under repurchase agreements	—	—	20,371	—	—
Shareholders’ equity	179,843	165,046	154,144	141,910	141,574

	For the Years Ended December 31,
(dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Selected Operating Data:
Interest income	$67,684	$58,410	$54,323	$43,721	$46,122
Interest expense	5,268	3,866	3,284	3,503	4,914

Net interest income	62,416	54,544	51,039	40,218	41,208
Provision for loan losses	3,200	2,071	2,364	3,653	2,411

Net interest income after provision for loan losses	59,216	52,473	48,675	36,565	38,797
Noninterest income	11,157	8,770	8,175	7,670	7,761
Noninterest expense	46,797	42,022	41,772	33,205	32,763

Income before income taxes	23,576	19,221	15,078	11,030	13,795
Income taxes	7,568	6,671	5,206	3,736	4,605

Net income	$16,008	$12,550	$9,872	$7,294	$9,190

Earnings per share - basic	$2.34	$1.87	$1.51	$1.11	$1.33

Earnings per share - diluted	$2.25	$1.79	$1.42	$1.06	$1.28

Cash dividends per share	$0.41	$0.30	$0.07	$—	$—

	As of or For the Years Ended December 31,
	2016	2015	2014	2013	2012
Selected Operating Ratios: (1)
Average yield on interest-earnings assets (TE)	4.71%	4.75%	4.84%	5.06%	5.36%
Average rate on interest-bearing liabilities	0.49	0.43	0.39	0.54	0.72
Average interest rate spread (TE) (2)	4.22	4.32	4.45	4.52	4.64
Net interest margin (TE) (3)	4.34	4.43	4.54	4.65	4.79
Average interest-earning assets to average interest-bearing liabilities	134.34	136.76	133.91	132.63	126.81
Noninterest expense to average assets	3.04	3.14	3.38	3.45	3.38
Efficiency ratio (4)	63.61	66.37	70.54	69.34	66.91
Return on average assets	1.04	0.94	0.80	0.76	0.95
Return on average equity	9.19	7.83	6.65	5.14	6.60
Common stock dividend payout ratio	18.22	16.76	4.93	—	—
Average equity to average assets	11.30	11.99	12.02	14.74	14.38

Asset Quality Ratios: (5) (6)
Non-performing loans as a percent of total loans receivable	1.39%	0.71%	0.55%	1.17%	0.43%
Non-performing assets as a percent of total assets	1.07	0.51	0.56	0.81	0.63
Allowance for loan losses as a percent of non-performing loans as of end of period	99.4	162.35	191.03	96.18	234.68
Allowance for loan losses as a percent of net loans as of end of period	1.38	1.15	1.04	1.12	1.01

Capital Ratios: (5) (7)

Tier 1 risk-based capital ratio	12.91%	11.61%	16.94%	20.84%	20.97%
Leverage capital ratio	9.94	8.74	11.96	14.17	13.67
Total risk-based capital ratio	13.96	12.43	17.85	21.88	21.83

(1)	With the exception of end-of-period ratios, all ratios are based on average monthly balances during the respective periods.
(2)	Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 35%.
(4)	The efficiency ratio represents noninterest expense as a percentage of total revenues. Total revenues is the sum of net interest income and noninterest income.
(5)	Asset quality and capital ratios are end of period ratios.
(6)	Asset quality ratios represents legacy non-performing assets. At December 31, 2016, 2015, 2014, 2013 and 2012, we also had $1.5 million, $2.6 million, $4.3 million, $7.3 million and $6.8 million, respectively, of acquired nonimpaired loans, which were on nonaccrual or 90 days or more past due which are not included in the table above. In addition, not included in the table above $2.2 million, $3.0 million, $3.4 million, $4.5 million and $3.7 million, respectively, in acquired assets which were repossessed assets at December 31, 2016, 2015, 2014, 2013 and 2012, respectively, and which are excluded from the asset quality ratios above. See page 25 for the asset quality ratios including acquired nonimpaired loans and acquired repossessed assets, respectively.
Nonperforming loans consist of nonaccruing loans and loans 90 days or more past due excluding Acquired Loans. Nonperforming assets consist of nonperforming loans and repossessed assets. It is our policy to cease accruing interest on all loans 90 days or more past due. Repossessed assets consist of assets acquired through foreclosure or acceptance of title in-lieu of foreclosure. For information on our asset quality ratios see page 25.
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

EXECUTIVE OVERVIEW

Net income for 2016 totaled $16.0 million, an increase of 27.6% from the $12.5 million earned in 2015. Diluted earnings per share for 2016 were $2.25, an increase of 25.7% from the $1.79 in diluted earnings per share earned in 2015. The increase in net income and diluted earnings per share was driven primarily by the full year impact of our acquisition of Louisiana Bancorp, Inc. (“Louisiana Bancorp”), the holding company for Bank of New Orleans (“BNO”) of Metairie, Louisiana. The Company acquired Louisiana Bancorp on September 15, 2015. Key components of the Company’s performance in 2016 are summarized below.

•	Assets totaled $1.6 billion as of December 31, 2016, up $4.8 million, or 0.3%, from December 31, 2015.

•	Loans as of December 31, 2016 were $1.2 billion, an increase of $3.5 million, or 0.3%, from December 31, 2015. Growth in our originated loan portfolio during the year was primarily related to construction and land loans, commercial real estate, commercial and industrial loans and multi-family loans, which were largely offset by decreases in our Acquired Loan portfolios.

•	Total customer deposits as of December 31, 2016 were $1.2 billion, an increase of $3.9 million, or 0.3%, from December 31, 2015. Core deposits increased $8.5 million, or 0.9%, while certificate of deposits decreased $4.6 million, or 1.7%.

•	Interest income increased $9.3 million, or 15.9%, in 2016 compared to 2015. The increase was primarily due to a higher average volume of interest-earning assets as a result of the Louisiana Bancorp acquisition.

•	Interest expense increased $1.4 million, or 36.3%, in 2016 compared to 2015. The increase was primarily due to a higher average volume of interest-bearing liabilities as a result of the Louisiana Bancorp acquisition.

•	The provision for loan losses totaled $3.2 million in 2016, 54.5% higher than the $2.1 million recorded in 2015. The increase was primarily the result of loan deterioration in four loan relationships as well as organic growth in our loan portfolio. At December 31, 2016, the Company’s ratio of allowance for loan losses to total loans was 1.02%, compared to 0.78% at December 31, 2015. The ratio of the allowance for loan losses to total originated loans was 1.38% at December 31, 2016, compared to 1.15% at December 31, 2015. Over the past two years, the Company has increased its overall allowance for loan losses to loans ratio on originated loans from 1.04% due primarily to the potential direct and indirect impact of continuing low energy prices on our borrowers in the energy sector.

•	Noninterest income increased $2.4 million, or 27.2%, in 2016 compared to 2015. The increase was primarily the result of a gain on the sale of assets (up $1.1 million) and higher other noninterest income (up $774,000 due to recoveries on previously charged off Acquired Loans).

•	Noninterest expense increased $4.8 million, or 11.4%, in 2016 compared to 2015. The Company incurred $856,000 and $1.4 million in merger-related expenses during 2016 and 2015, respectively. Excluding merger-related expenses, noninterest expense increased $5.3 million, or 13.1%. The increase was primarily the result of higher compensation and benefits, data processing and communications, marketing and advertising and other expenses due primarily to the Company’s growth.

ACQUISITION ACTIVITY

On September 15, 2015, the Company acquired Louisiana Bancorp, Inc., the former holding company of Bank of New Orleans of Metairie, Louisiana. Shareholders of Louisiana Bancorp received $24.25 per share in cash, resulting in aggregate purchase price of $70.0 million. As a result of the acquisition, three former Bank of New Orleans branches in the Greater New Orleans area were added to the Bank’s branch office network, net of one former Bank of New Orleans banking office in the Northshore that was closed or consolidated in January 2016. Assets acquired from Louisiana Bancorp totaled $352.9 million, which included loans of $281.6 million, investment securities of $36.4 million and cash of $14.1 million. The Bank also recorded a core deposit intangible asset of $1.6 million and goodwill of $8.5 million relating to the acquisition, and assumed liabilities of $291.3 million, which included $208.7 million in deposits and $76.0 million in Federal Home Loan Bank (“FHLB”) advances.

On February 14, 2014, the Company acquired Britton & Koontz Capital Corporation (“Britton & Koontz”) the former holding company of Britton & Koontz Bank, N.A. (“Britton & Koontz Bank”) of Natchez, Mississippi. Shareholders of Britton & Koontz received $16.14 per share in cash, yielding an aggregate purchase price of $34.5 million. As a result of the acquisition, five former Britton & Koontz branches in west Mississippi were added to the Bank’s branch office network, net of two former Britton & Koontz banking offices that were closed or consolidated in March 2014. Assets acquired from Britton & Koontz totaled $298.9 million, which included loans of $161.2 million, investment securities of $98.0 million and cash of $15.3 million. The Bank also recorded a core deposit intangible asset of $3.0 million and goodwill of $43,000 relating to the acquisition, and assumed liabilities of $264.5 million, which included $216.6 million in deposits, $9.3 million in FHLB advances and $27.3 million in securities sold under repurchase agreements.

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

Acquired Loans were recorded at fair value at the date of acquisition with no carryover of the allowance for loan losses. As of December 31, 2016, our allowance for loan losses included $291,000 allocated to Acquired Loans with credit quality which had deteriorated since the date of acquisition. Our accounting policy for Acquired Loans is described below.

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

Certain loans purchased in the Statewide acquisition are covered by loss sharing agreements between the FDIC and the Company. Historically, the Company has referred to loans subject to loss share agreements with the FDIC as “covered loans.” However, as of March 31, 2015, a significant portion of the loss share agreements had expired and any future losses on certain formerly covered loans are no longer eligible for reimbursement from the FDIC. As of March 2015, only residential mortgage loans acquired from Statewide remained subject to loss sharing agreements with the FDIC. As of December 31, 2016, the Company’s remaining covered loans amounted to approximately $2.8 million, or 0.2% of the Company’s total loan portfolio, at such date. Given the limited amount of covered loans remaining, the Company is no longer reporting such loans as “covered loans,” and the remaining covered loans are included in “Acquired Loans.”

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

The following table shows the composition of the Company’s loan portfolio as of the dates indicated.

	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Real estate loans:
One- to four-family first mortgage	$341,883	$371,238	$222,157	$164,673	$166,718
Home equity loans and lines	88,821	94,060	56,000	40,561	40,425
Commercial real estate	427,515	405,379	352,863	269,849	252,805
Construction and land	141,167	136,803	100,246	98,104	86,627
Multi-family residential	46,369	43,863	27,375	16,578	19,659

Total real estate loans	1,045,755	1,051,343	758,641	589,765	566,234

Other loans:
Commercial and industrial	139,810	125,108	104,446	77,533	72,253
Consumer	42,268	47,915	45,881	40,158	34,641

Total other loans	182,078	173,023	150,327	117,691	106,894

Total loans	$1,227,833	$1,224,366	$908,968	$707,456	$673,128

The loan portfolio increased $3.5 million, or 0.3%, during 2016. Growth in originated loans during the year was related primarily to commercial real estate loans, construction and land loans, commercial and industrial loans and multi-family residential loans, which were partially offset by repayment activity in our portfolio of Acquired Loans, primarily one-to four-family residential mortgage loans. The balance of loans to companies in the energy sector totaled $34.0 million, or 2.8%, of our outstanding loan portfolio at December 31, 2016. In addition to outstanding loans at December 31, 2016, we also had unfunded loan commitments to companies in the energy sector amounting to $6.7 million at such date.

The following table reflects contractual loan maturities as of December 31, 2016, unadjusted for scheduled principal reductions, prepayments or repricing opportunities. Of the $966.6 million in loans which have contractual maturity dates subsequent to December 31, 2017, $736.1 million have fixed interest rates and $230.5 million have floating or adjustable interest rates.

	Due In
(dollars in thousands)	One year or less	One through five years	More than five years	Total
One- to four-family first mortgage	$14,383	$66,347	$261,153	$341,883
Home equity loans and lines	949	10,465	77,407	88,821
Commercial real estate	49,595	239,147	138,773	427,515
Construction and land	110,841	26,207	4,119	141,167
Multi-family residential	8,829	22,196	15,344	46,369
Commercial and industrial	72,498	55,170	12,142	139,810
Consumer	4,081	8,190	29,997	42,268

Total	$261,176	$427,722	$538,935	$1,227,833

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, multi-family residential, construction and land loans and commercial and industrial loans are individually evaluated for impairment. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer. The Company typically orders an “as is” valuation for collateral property if the loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of December 31, 2016 and 2015, loans individually evaluated for impairment, excluding Acquired Loans, amounted to $5.6 million and $966,000, respectively. As of December 31, 2016 and 2015, acquired impaired loans, which are loans considered to have had deteriorated credit quality at the time of acquisition, amounted to $13.1 million and $20.0 million, respectively. As of December 31, 2016 and 2015, substandard loans, excluding Acquired Loans, amounted to $23.8 million and $7.7 million, respectively. As of December 31, 2016 and 2015, Acquired Loans considered substandard amounted to $8.6 million and $9.7 million, respectively. The amount of the allowance for loan losses allocated to originated impaired or substandard loans totaled $795,000 and $153,000 as of December 31, 2016 and 2015, respectively. The amount of allowance for loan losses allocated to Acquired Loans totaled $291,000 and $373,000, respectively, at such dates. There were no assets classified as doubtful or loss as of December 31, 2016 or 2015.

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

The following table sets forth the composition of the Company’s total nonperforming assets and troubled debt restructurings, excluding acquired impaired loans, as of the dates indicated.

	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Nonaccrual loans (1):
Real estate loans:
One- to four-family first mortgage	$1,724	$1,458	$2,894	$4,196	$2,985
Home equity loans and lines	1,088	260	136	325	149
Commercial real estate	1,963	2,684	1,291	2,678	4,241
Construction and land	75	156	742	1,265	934
Multi-family residential	—	763	1,560	1,572	528
Other loans:
Commercial and industrial	8,542	2,458	1,210	3,881	170
Consumer	361	476	359	277	1

Total nonaccrual loans	13,753	8,255	8,192	14,194	9,008
Accruing loans 90 days or more past due	—	—	—	—	—

Total nonperforming loans	13,753	8,255	8,192	14,194	9,008
Foreclosed property	2,893	3,128	5,215	4,566	6,454

Total nonperforming assets	16,646	11,383	13,407	18,760	15,462
Performing troubled debt restructurings	4,650	2,549	1,860	3,468	2,010

Total nonperforming assets and troubled debt restructurings	$21,296	$13,932	$15,267	$22,228	$17,472

Nonperforming loans to total loans	1.12%	0.67%	0.90%	2.01%	1.34%
Nonperforming loans to total assets	0.88%	0.53%	0.67%	1.44%	0.94%
Nonperforming assets to total assets	1.07%	0.73%	1.10%	1.91%	1.61%

(1)	Table excludes Acquired Loans which were being accounted for under ASC 310-30 because they continue to earn interest from accretable yield regardless of their status as past due or otherwise not in compliance with their contractual terms. Acquired Loans with deteriorated credit quality, which were being accounting for under ASC 310-30 and which were 90 days or more past due totaled, $ 2.7 million, $4.0 million, $5.4 million, $7.8 million and $9.5 million as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

Net loan charge-offs for 2016 were $237,000, or 0.02%, of total loans, compared to $283,000, or 0.02%, in 2015.

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

Acquired Loans were recorded as of their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. Under current accounting principles, if the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for loan losses. As of December 31, 2016, $75,000 of our allowance for loan losses was allocated to Acquired Loans with deteriorated credit quality.

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

The following table presents the activity in the allowance for loan losses for the years indicated.

	For the Years Ended December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Balance, beginning of year	$9,547	$7,760	$6,918	$5,319	$5,104
Provision charged to operations	3,200	2,071	2,364	3,653	2,411
Loans charged off:
One- to four-family first mortgage	(33)	(104)	(213)	(112)	—
Home equity loans and lines	(9)	(27)	(2)	—	(32)
Commercial real estate	—	—	(41)	—	(1,980)
Construction and land	—	(111)	(19)	(44)	(215)
Multi-family residential	—	—	—	—	—
Commercial and industrial	(242)	(190)	(1,407)	(1,990)	(60)
Consumer	(162)	(130)	(32)	(9)	(38)
Recoveries on charged off loans	210	278	192	101	129

Balance, end of year	$12,511	$9,547	$7,760	$6,918	$5,319

At December 31, 2016, the Company’s ratio of allowance for loan losses to total loans was 1.02%, compared to 0.78% at December 31, 2015. Excluding Acquired Loans, the ratio of allowance for loan losses to total originated loans was 1.38% at December 31, 2016, compared to 1.15% at December 31, 2015. The balance of loans to companies in the energy sector totaled $34.0 million, or 2.8%, of our outstanding loan portfolio at December 31, 2016. In addition to outstanding loans at December 31, 2016, we also had unfunded loan commitments to companies in the energy sector amounting to $6.7 million at such date. The Company remains in close contact with our energy company borrowers, and continues to monitor economic data to assess the potential indirect impact of low energy prices on our loan portfolio.

The following table presents the allocation of the allowance for loan losses as of December 31 of the years indicated.

	December 31,
	2016		2015		2014		2013		2012
(dollars in thousands)	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans
One- to four-family first mortgage	$1,511	27.9%	$1,464	30.3%	$1,310	24.4%	$1,088	23.3%	$982	24.8%
Home equity loans and lines	728	7.2	760	7.8	553	6.2	424	5.7	343	6.0
Commercial real estate	4,177	34.8	3,152	33.2	2,922	38.8	2,528	38.1	2,040	37.6
Construction and land	1,782	11.5	1,417	11.2	1,101	11.0	977	13.9	785	12.9
Multi-family	361	3.8	173	3.6	192	3.0	90	2.3	86	2.9
Commercial and industrial	3,439	11.4	2,010	10.2	1,161	11.5	1,338	11.0	683	10.7
Consumer	513	3.4	571	3.9	521	5.0	473	5.7	400	5.2

Total	$12,511	100.0%	$9,547	100.0%	$7,760	100.0%	$6,918	100.0%	$5,319	100.0%

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

The investment securities portfolio increased by an aggregate of $6.4 million, or 3.4%, during 2016. Securities available for sale made up 93.2% of the investment securities portfolio as of December 31, 2016. The following table sets forth the amortized cost and market value of our investment securities portfolio as of the dates indicated.

	December 31,
	2016		2015		2014
(dollars in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Available for sale:
U.S. agency mortgage-backed	$148,511	$148,225	$134,748	$135,478	$120,009	$121,498
Non-U.S. agency mortgage-backed	5,043	5,036	6,055	6,065	7,757	7,764
Municipal bonds	21,212	21,428	22,453	22,933	24,388	24,896
U.S. government agency	8,946	9,041	12,166	12,286	20,639	20,643

Total available for sale	183,712	183,730	175,422	176,762	172,793	174,801

Held to maturity:
Municipal bonds	13,365	13,362	13,927	14,121	11,705	11,889

Total held to maturity	13,365	13,362	13,927	14,121	11,705	11,889

Total investment securities	$197,077	$197,092	$189,349	$190,883	$184,498	$186,690

The following table sets forth the fixed versus adjustable rate profile of the investment securities portfolio as of the dates indicated. All amounts are shown at amortized cost.

	December 31,
(dollars in thousands)	2016	2015	2014
Fixed rate:
Available for sale	$151,074	$133,700	$122,883
Held to maturity	13,365	13,927	11,705

Total fixed rate	164,439	147,627	134,588

Adjustable rate:
Available for sale	32,638	41,722	49,910
Held to maturity	—	—	—

Total adjustable rate	32,638	41,722	49,910

Total investment securities	$197,077	$189,349	$184,498

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities as of December 31, 2016. No tax-exempt yields have been adjusted to a tax-equivalent basis. All amounts are shown at amortized cost.

	Amounts as of December 31, 2016 which mature in:
(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Available for sale:
U.S. agency mortgage-backed	$63	$4,426	$41,396	$102,626	$148,511
Non-U.S. agency mortgage-backed	—	—	—	5,043	5,043
Municipal bonds	1,876	9,925	8,651	760	21,212
U.S. government agency	999	4,993	—	2,954	8,946

Total available for sale	2,938	19,344	50,047	111,383	183,712

Weighted average yield	2.11%	2.05%	1.90%	1.97%	1.96%

Held to maturity:
U.S. agency mortgage-backed	—	—	—	—	—
Municipal bonds	—	2,723	7,900	2,742	13,365

Total held to maturity	—	2,723	7,900	2,742	13,365

Weighted average yield	—%	1.36%	1.85%	1.46%	1.67%

Total investment securities	$2,938	$22,067	$57,947	$114,125	$197,077

The following table summarizes activity in the Company’s investment securities portfolio during 2016.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2015	$176,762	$13,927
Purchases	47,076	—
Sales	—	—
Principal maturities, prepayments and calls	(37,458)	(235)
Amortization of premiums and accretion of discounts	(1,327)	(327)
Decrease in market value	(1,323)	—

Balance, December 31, 2016	$183,730	$13,365

As of December 31, 2016, the Company had a net unrealized gain on its available for sale investment securities portfolio of $18,000, compared to $1.3 million as of December 31, 2015.

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

Total deposits were $1.2 billion as of December 31, 2016, an increase of $3.9 million, or 0.3%, compared to $1.2 billion as of December 31, 2015. The following table sets forth the composition of the Company’s deposits as of the dates indicated.

	December 31,		Increase/(Decrease)
(dollars in thousands)	2016	2015	Amount	Percent
Demand deposit	$296,519	$296,617	$(98)	—%
Savings	109,414	109,393	21	—
Money market	264,784	293,637	(28,853)	(9.8)
NOW	305,092	267,707	37,385	14.0
Certificates of deposit	272,263	276,863	(4,600)	(1.7)

Total deposits	$1,248,072	$1,244,217	$3,855	0.3%

The following table shows the average balance and average rate paid for each type of deposit for the periods indicated.

	For the Years Ended December 31,
(dollars in thousands)	2016			2015			2014
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Savings, checking and money market	$672,444	$1,577	0.23%	$588,684	$1,331	0.23%	$491,832	$1,102	0.22%
Certificates of deposit	267,878	2,124	0.79	236,803	1,742	0.74	231,164	1,640	0.71

Total interest -bearing deposits	$940,322	$3,701	0.39%	$825,487	$3,073	0.37%	$722,996	$2,742	0.38%

Certificates of deposit in the amount of $100,000 and over increased $6.7 million, or 5.5%, from $121.3 million as of December 31, 2015 to $128.0 million as of December 31, 2016. The following table details the remaining maturity of large-denomination certificates of deposit of $100,000 and over as of the dates indicated.

	December 31,
(dollars in thousands)	2016	2015	2014
3 months or less	$19,795	$22,913	$16,179
3 - 6 months	20,175	18,042	15,853
6 - 12 months	25,405	27,253	35,039
12 - 36 months	51,376	37,907	20,386
More than 36 months	11,212	15,198	8,568

Total certificates of deposit greater than $100,000	$127,963	$121,313	$96,025

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

Short-term FHLB advances totaled $40.0 million as of December 31, 2016, an increase of $61,000, or 0.2%, compared to $39.9 million as of December 31, 2015.

Long-term FHLB advances totaled $78.5 million as of December 31, 2016, a decrease of $6.7 million, or 7.8%, compared to $85.2 million as of December 31, 2015.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. As of December 31, 2016, shareholders’ equity totaled $179.8 million, an increase of $14.8 million, or 9.0%, compared to $165.0 million as of December 31, 2015.

RESULTS OF OPERATIONS

The Company earned net income of $16.0 million in 2016, an increase of $3.5 million, or 27.6%, compared to 2015. The Company’s net income of $12.6 million in 2015 was an increase of $2.7 million, or 27.1%, compared to 2014. Diluted earnings per share for 2016 were $2.25, an increase of 25.7% from 2015. Diluted earnings per share for 2015 were $1.79, an increase of 26.1% from 2014.

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

Net interest income totaled $62.4 million in 2016, an increase of $7.9 million, or 14.4%, compared to the $54.5 million in net interest income in 2015. The increase was due to a $9.3 million, or 15.9%, increase in interest income, which was partially offset by a $1.4 million, or 36.3%, increase in interest expense. The increases in 2016 compared to 2015 were primarily due to increases in average loans and deposits due to the full year impact of the Louisiana Bancorp acquisition.

In 2015, net interest income totaled $54.5 million, an increase of $3.5 million, or 6.9%, compared to the $51.0 million in net interest income in 2014. The increase was due to a $4.1 million, or 7.5%, increase in interest income, which was partially offset by a $582,000, or 17.7%, increase in interest expense. The increases in 2015 compared to 2014 were primarily due to increases in average loans and deposits driven by organic growth and acquired balances from Louisiana Bancorp in the third quarter of 2015.

The Company’s net interest spread was 4.22%, 4.32% and 4.45% for the years ended December 31, 2016, 2015 and 2014, respectively. The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.34%, 4.43% and 4.54% during the years ended December 31, 2016, 2015 and 2014, respectively.

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

	For the Years Ended December 31,
(dollars in thousands)	2016			2015			2014
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans receivable(1)	$1,225,690	$63,731	5.15%	$1,013,482	$54,466	5.33%	$891,401	$50,273	5.59%
Investment securities (TE)
Taxable	152,426	3,002	1.97	154,102	3,032	1.97	155,480	3,149	2.03
Tax-exempt	34,168	675	3.04	36,249	712	3.02	36,621	737	3.10

Total investment securities	186,594	3,677	2.17	190,351	3,744	2.17	192,101	3,886	2.23

Other interest-earning assets	19,695	276	1.40	24,935	199	0.80	38,965	163	0.42

Total interest-earning assets (TE)	1,431,979	67,684	4.71	1,228,768	58,409	4.75	1,122,467	54,322	4.84

Noninterest-earning assets	109,761			109,258			111,643

Total assets	$1,541,740			$1,338,026			$1,234,110

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$672,444	$1,577	0.23%	$588,683	$1,331	0.23%	$491,832	$1,102	0.22%
Certificates of deposit	267,878	2,124	0.79	236,804	1,742	0.74	231,164	1,640	0.71

Total interest-bearing deposits	940,322	3,701	0.39	825,487	3,073	0.37	722,996	2,742	0.38
Securities sold under repurchase agreements	—	—	—	10,291	39	0.38	20,716	73	0.35
FHLB advances	125,653	1,567	1.24	62,677	753	1.20	94,531	468	0.49

Total interest-bearing liabilities	1,065,975	5,268	0.49	898,455	3,865	0.43	838,243	3,283	0.39

Noninterest-bearing liabilities	301,515			279,200			247,490

Total liabilities	1,367,490			1,177,655			1,085,733
Shareholders’ equity	174,250			160,371			148,377

Total liabilities and shareholders’ equity	$1,541,740			$1,338,026			$1,234,110

Net interest-earning assets	$366,004			$330,313			$284,224

Net interest income; net interest spread (TE)		$62,416	4.22%		$54,544	4.32%		$51,039	4.45%

Net interest margin (TE)			4.34%			4.43%			4.54%

(1)	Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process. Acquired Loans were recorded at fair value upon acquisition and accrete interest income over the remaining life of the respective loans.

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

	2016 Compared to 2015			2015 Compared to 2014
	Change Attributable To			Change Attributable To
			Total			Total
			Increase			Increase
(dollars in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest income:
Loans receivable	$(1,855)	$11,120	$9,265	$(1,511)	$5,704	$4,193
Investment securities	19	(86)	(67)	(107)	(35)	(142)
Other interest-earning assets	134	(57)	77	122	(86)	36

Total interest income	(1,702)	10,977	9,275	(1,496)	5,583	4,087

Interest expense:
Savings, checking and money market accounts	44	203	247	9	220	229
Certificates of deposit	144	238	382	61	41	102
Securities sold under repurchase agreements	—	(39)	(39)	4	(38)	(34)
FHLB advances	39	774	813	(185)	470	285

Total interest expense	227	1,176	1,403	(111)	693	582

Increase (decrease) in net interest income	$(1,929)	$9,801	$7,872	$(1,385)	$4,890	$3,505

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

For the year ended December 31, 2016, the Company recorded a provision for loan losses of $3.2 million, compared to provisions of $2.1 million and $2.4 million for 2015 and 2014, respectively. The provision for 2016 primarily related to downgrades of credit quality recorded as a result of our internal loan review and classification policy, as well as organic loan growth. The provision for 2015 related primarily to organic loan growth and an 11 basis point increase, or $873,000, on originated loans based on our analysis of the risk elements in our loan portfolio, including market conditions and the effects on state and local economies of continued low energy prices. The provision for loan losses recorded during 2014 resulted primarily from a $1.3 million partial charge-off on a $1.7 million medical equipment loan relationship and organic loan growth. Net charge-offs were $237,000 for 2016, compared to $283,000 and $1.5 million for 2015 and 2014, respectively. Charge-offs during 2014 resulted primarily from a $1.3 million partial charge-off mentioned previously.

At December 31, 2016, the Company’s ratio of allowance for loan losses to total loans was 1.02%, compared to 0.78% at December 31, 2015. Excluding Acquired Loans, the ratio of allowance for loan losses to total originated loans was 1.38% at December 31, 2016, compared to 1.15% at December 31, 2015. Over the past two years, the Company has increased the ratio of its overall allowance for loan losses to loans on originated loans from 1.04% at December 31, 2014 due primarily to the potential direct and indirect impact of continuing low energy prices on our borrowers.

Noninterest Income – The following table illustrates the primary components of noninterest income for the years indicated.

			2016 vs 2015		2015 vs 2014
			Percent Increase		Percent Increase
(dollars in thousands)	2016	2015	(Decrease)	2014	(Decrease)
Noninterest income:
Service fees and charges	$4,061	$3,938	3.1%	$3,747	5.1%
Bank card fees	2,603	2,413	7.9	2,178	10.8
Gain on sale of loans, net	1,770	1,528	15.8	1,212	26.1
Income from bank-owned life insurance	483	504	(4.2)	458	10.0
Gain on sale of securities, net	—	7	(100.0)	2	250.0
Gain (loss) on sale of assets, net	595	(491)	221.3	—	—
Other income	1,645	871	88.9	578	50.7

Total noninterest income	$11,157	$8,770	27.2%	$8,175	7.3%

2016 compared to 2015

Noninterest income for 2016 totaled $11.2 million, an increase of $2.4 million, or 27.2%, compared to 2015. The increase was primarily the result of increases in gains on sale of assets (up $1.1 million due to a $641,000 gain on the sale of a banking center in 2016 compared to a $491,000 loss on the sale of property during 2015), other income (up $774,000 primarily due to recoveries on previously charged off Acquired Loans), gains on the sale of mortgage loans (up $243,000), bank card fees (up $190,000) and service fees and charges (up $123,000).

2015 compared to 2014

Noninterest income for 2015 totaled $8.8 million, an increase of $595,000, or 7.3%, compared to 2014. The increase was primarily the result of increases in gains on the sale of mortgage loans (up $316,000), bank card fees (up $235,000) and service fees and charges (up $191,000). The increases were due to increased activity and the acquisition of Louisiana Bancorp.

Noninterest Expense –The following table illustrates the primary components of noninterest expense for the years indicated.

			2016 vs 2015		2015 vs 2014
			Percent Increase		Percent Increase
(dollars in thousands)	2016	2015	(Decrease)	2014	(Decrease)
Noninterest expense:
Compensation and benefits	$27,634	$25,036	10.4%	$24,387	2.7%
Occupancy	5,255	4,876	7.8	4,670	4.4
Marketing and advertising	1,063	486	118.7	919	(47.1)
Data processing and communication	4,967	4,045	22.8	4,431	(8.7)
Professional services	983	1,755	(44.0)	1,160	51.3
Forms, printing and supplies	623	597	4.4	662	(9.8)
Franchise and shares tax	821	650	26.3	574	13.2
Regulatory fees	1,317	1,122	17.4	1,067	5.2
Foreclosed assets, net	140	443	(68.4)	997	(55.6)
Other expenses	3,994	3,012	32.6	2,905	3.7

Total noninterest expense	$46,797	$42,022	11.4%	$41,772	0.6%

2016 compared to 2015

Noninterest expense for 2016 totaled $46.8 million, an increase of $4.8 million, or 11.4%, from 2015. Noninterest expense includes merger-related expenses related to the acquisition of Louisiana Bancorp of $856,000 and $1.4 million for the years ended December 31, 2016 and 2015, respectively. Excluding merger-related expenses, noninterest expense increased $5.3 million, or 13.1%, for the year ended December 31, 2016. The increase was primarily the result of higher compensation and benefits, data processing and communications, marketing and advertising and other expenses due primarily to the Company’s growth.

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

Income Taxes – For the years ended December 31, 2016, 2015 and 2014, the Company incurred income tax expense of $7.6 million, $6.7 million and $5.2 million, respectively. The Company’s effective tax rate amounted to 32.1%, 34.7% and 34.5% during 2016, 2015 and 2014, respectively. The difference between the effective tax rate and the statutory tax rate primarily related to variances in items that are non-taxable or non-deductible, primarily the effect of tax-exempt income and various tax credits taken. The lower effective tax rate for 2016 resulted from our adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplified several aspects of share-based payment transactions, including the income tax consequences. Excess tax benefits and tax deficiencies are now recognized as income tax expense or benefit in the income statement in the period exercise or vesting occurs, whereas they were previously recognized as adjustments to additional paid-in capital. See Note 12 to the Consolidated Financial Statements for additional information concerning our income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. As of December 31, 2016, our cash and cash equivalents totaled $29.3 million. In addition, as of such date, our available for sale investment securities totaled $183.7 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. As of December 31, 2016, we had certificates of deposit maturing within the next 12 months totaling $151.5 million. Based upon historical experience, we anticipate that the majority of the maturing certificates of deposit will be redeposited with us in certificates of deposit or other deposit accounts.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years, we have utilized borrowings as a cost efficient addition to deposits as a source of funds. Our borrowings consist of advances from the FHLB, of which we are a member. Under terms of the collateral agreement with the FHLB, we may pledge residential mortgage loans and mortgage-backed securities as well as our stock in the FHLB as collateral for such advances. For the year ended December 31, 2016, the average balance of our outstanding FHLB advances was $125.7 million. As of December 31, 2016, we had $118.5 million in outstanding FHLB advances and $494.9 million in additional FHLB advances available to us.

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

Our interest rate sensitivity is also monitored by management through the use of models which generate estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of December 31, 2016.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	0.1%
+200	0.3
+100	0.3

The actual impact of changes in interest rates will depend on many factors. These factors include the Company’s ability to achieve expected growth in interest-earning assets and maintain a desired mix of interest-earning assets and interest-bearing liabilities, the actual timing of asset and liability repricing, the magnitude of interest rate changes and corresponding movement in interest rate spreads, and the level of success of asset/liability management strategies.

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

	Contract Amount
(dollars in thousands)	2016	2015
Standby letters of credit	$5,233	$3,764
Available portion of lines of credit	141,968	127,393
Undisbursed portion of loans in process	62,791	73,699
Commitments to originate loans	98,714	89,653

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and the undisbursed portion of construction loans as of December 31, 2016.

(dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Unused commercial lines of credit	$59,853	$13,512	$530	$—	$73,895
Unused personal lines of credit	3,641	6,866	4,776	52,790	68,073
Undisbursed portion of loans in process	51,838	7,287	3,543	123	62,791
Commitments to originate loans	98,714	—	—	—	98,714
Standby letters of credit	4,513	600	120	—	5,233

Total	$218,559	$28,265	$8,969	$52,913	$308,706

The Company has utilized leasing arrangements to support the ongoing activities of the Company.    The required payments under such commitments and other contractual cash commitments as of December 31, 2016 are shown in the following table.

(dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Operating leases	$179	$179	$134	$101	$100	$638	$1,331
Certificates of deposit	151,474	78,337	17,779	8,777	12,435	3,461	272,263
Long-term FHLB advances	22,788	6,000	12,563	31,830	848	4,504	78,533

Total	$174,441	$84,516	$30,476	$40,708	$13,383	$8,603	$352,127

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Home Bancorp, Inc.

Lafayette, Louisiana

We have audited the accompanying consolidated statements of financial condition of Home Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. We also have examined the internal control over financial reporting of the Company as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assertion of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ Porter Keadle Moore, LLC

Atlanta, Georgia

March 14, 2017

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$29,314,741	$24,797,599
Interest-bearing deposits in banks	1,884,000	5,143,585
Investment securities available for sale, at fair value	183,729,857	176,762,200
Investment securities held to maturity (fair values of $13,362,062 and
$14,120,842, respectively)	13,365,479	13,926,861
Mortgage loans held for sale	4,156,186	5,651,250
Loans, net of unearned income	1,227,833,309	1,224,365,916
Allowance for loan losses	(12,510,708)	(9,547,487)

Total loans, net of unearned income and allowance for loan losses	1,215,322,601	1,214,818,429

Office properties and equipment, net	39,566,639	40,815,744
Cash surrender value of bank-owned life insurance	20,149,553	19,666,900
Accrued interest receivable and other assets	49,242,977	50,329,032

Total Assets	$1,556,732,033	$1,551,911,600

Liabilities
Deposits:
Noninterest-bearing	$296,519,496	$296,616,693
Interest-bearing	951,552,957	947,599,823

Total deposits	1,248,072,453	1,244,216,516
Short-term Federal Home Loan Bank advances	40,000,000	39,939,375
Long-term Federal Home Loan Bank advances	78,533,173	85,213,222
Accrued interest payable and other liabilities	10,283,383	17,496,133

Total Liabilities	1,376,889,009	1,386,865,246

Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 7,350,102 and 7,239,821 shares issued and outstanding	73,502	72,399
Additional paid-in capital	79,425,604	76,948,914
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(4,195,590)	(4,552,670)
Recognition and Retention Plan (RRP)	(119,633)	(158,590)
Retained earnings	104,647,375	91,864,543
Accumulated other comprehensive income	11,766	871,758

Total Shareholders’ Equity	179,843,024	165,046,354

Total Liabilities and Shareholders’ Equity	$1,556,732,033	$1,551,911,600

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2016	2015	2014
Interest Income
Loans, including fees	$63,731,508	$54,466,025	$50,273,076
Investment securities:
Taxable interest	3,001,887	3,031,381	3,146,187
Tax-exempt interest	674,695	712,602	740,333
Other investments and deposits	276,224	199,646	162,965

Total interest income	67,684,314	58,409,654	54,322,561

Interest Expense
Deposits	3,701,244	3,072,725	2,742,106
Securities sold under repurchase agreements	—	39,126	72,986
Short-term Federal Home Loan Bank advances	188,425	51,406	125,021
Long-term Federal Home Loan Bank advances	1,378,702	702,136	343,306

Total interest expense	5,268,371	3,865,393	3,283,419

Net interest income	62,415,943	54,544,261	51,039,142
Provision for loan losses	3,200,000	2,070,894	2,364,358

Net interest income after provision for loan losses	59,215,943	52,473,367	48,674,784

Noninterest Income
Service fees and charges	4,060,906	3,937,797	3,746,580
Bank card fees	2,603,075	2,413,459	2,178,194
Gain on sale of loans, net	1,770,249	1,527,721	1,212,157
Income from bank-owned life insurance	482,653	503,790	458,163
Gain on sale of securities, net	—	7,279	1,826
Gain (loss) on sale of assets, net	595,523	(491,109)	—
Other income	1,644,758	870,581	577,858

Total noninterest income	11,157,164	8,769,518	8,174,778

Noninterest Expense
Compensation and benefits	27,633,636	25,035,862	24,386,501
Occupancy	5,254,889	4,875,945	4,670,318
Marketing and advertising	1,062,935	486,341	919,483
Data processing and communication	4,967,028	4,044,553	4,430,519
Professional services	983,445	1,755,286	1,159,814
Forms, printing and supplies	623,495	596,748	662,074
Franchise and shares tax	820,774	650,461	574,060
Regulatory fees	1,317,015	1,122,254	1,066,999
Foreclosed assets, net	139,578	443,228	996,633
Other expenses	3,994,022	3,011,747	2,905,191

Total noninterest expense	46,796,817	42,022,425	41,771,592

Income before income tax expense	23,576,290	19,220,460	15,077,970
Income tax expense	7,567,954	6,670,559	5,206,383

Net Income	$16,008,336	$12,549,901	$9,871,587

Earnings per share:
Basic	$2.34	$1.87	$1.51

Diluted	$2.25	$1.79	$1.42

Cash dividends declared per common share	$0.41	$0.30	$0.07

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2016	2015	2014
Net Income	$16,008,336	$12,549,901	$9,871,587

Other Comprehensive (Loss) Income

Unrealized (losses) gains on investment securities	(1,323,064)	(659,057)	1,709,151
Reclassification adjustment for gains included in net income	—	(7,279)	(1,826)
Tax effect	463,072	233,218	(597,564)

Other comprehensive (loss) income, net of taxes	(859,992)	(433,118)	1,109,761

Comprehensive Income	$15,148,344	$12,116,783	$10,981,348

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2013	$89,585	$92,192,410	$(28,011,398)	$(5,266,830)	$(1,018,497)	$83,729,144	$195,115	$141,909,529

Net income						9,871,587		9,871,587
Other comprehensive income							1,109,761	1,109,761
Purchase of Company’s common stock at cost, 26,222 shares			(561,493)					(561,493)
Cash dividends declared,
$0.07 per share						(498,816)		(498,816)
Exercise of stock options	503	580,585						581,088

RRP shares released for allocation		(584,015)			815,907			231,892
ESOP shares released for allocation		447,496		357,080				804,576
Share-based compensation cost		695,632						695,632

Balance, December 31, 2014	$90,088	$93,332,108	$(28,572,891)	$(4,909,750)	$(202,590)	$93,101,915	$1,304,876	$154,143,756

Net income						12,549,901		12,549,901
Other comprehensive income							(433,118)	(433,118)
Purchase of Company’s common stock at cost, 155,218 shares			(3,465,959)					(3,465,959)
Reclassification of treasury stock per Louisiana law(1)	(20,405)	(20,393,258)	32,038,850			(11,625,187)		—
Cash dividends declared, $0.30 per share						(2,162,086)		(2,162,086)
Exercise of stock options	2,716	3,279,481						3,282,197

RRP shares released for allocation		(32,106)			44,000			11,894
ESOP shares released for allocation		641,576		357,080				998,656
Share-based compensation cost		121,113						121,113

Balance, December 31, 2015	$72,399	$76,948,914	$—	$(4,552,670)	$(158,590)	$91,864,543	$871,758	$165,046,354

Net income						16,008,336		16,008,336
Other comprehensive income							(859,992)	(859,992)
Purchase of Company’s common stock at cost, 12,826 shares	(128)	(128,501)	—			(228,686)		(357,315)
Cash dividends declared, $0.41 per share						(2,987,597)		(2,987,597)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 3,877 shares	39	3,442				(9,221)		(5,740)
Exercise of stock options	1,192	1,414,744						1,415,936

RRP shares released for allocation		(25,992)			38,957			12,965
ESOP shares released for allocation		842,631		357,080				1,199,711
Share-based compensation cost		370,366						370,366

Balance, December 31, 2016	$73,502	$79,425,604	$—	$(4,195,590)	$(119,633)	$104,647,375	$11,766	$179,843,024

(1)	See Note 2 for details on the Louisiana Business Corporation Act.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities, net of effects of acquisitions:
Net income	$16,008,336	$12,549,901	$9,871,587
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,200,000	2,070,894	2,364,358
Depreciation	1,794,714	1,807,480	1,737,579
Amortization and accretion of purchase accounting valuations and intangibles	3,256,194	4,045,736	8,650,398
Net amortization of mortgage servicing asset	254,077	180,364	160,071
Federal Home Loan Bank stock dividends	(86,600)	(12,800)	(18,800)
Net amortization of discount on investments	1,652,856	1,530,144	1,327,352
Gain on sale of investment securities, net	—	(7,279)	(1,826)
Gain on loans sold, net	(1,770,249)	(1,527,721)	(1,212,157)
Proceeds, including principal payments, from loans held for sale	179,638,804	153,954,728	113,074,911
Originations of loans held for sale	(176,373,491)	(153,561,422)	(112,793,674)
Non-cash compensation	1,570,077	1,119,769	1,451,883
Deferred income tax (benefit) expense	(321,490)	630,864	516,456
(Increase) decrease in accrued interest receivable and other assets	(588,526)	8,905,751	7,688,608
Increase in cash surrender value of bank-owned life insurance	(482,653)	(503,790)	(458,163)
(Increase) decrease in accrued interest payable and other liabilities	(7,264,364)	4,982,769	(4,458,388)

Net cash provided by operating activities	20,487,685	36,165,388	27,900,195

Cash flows from investing activities, net of effects of acquisitions:
Purchases of securities available for sale	(47,075,669)	(18,713,312)	(22,810,016)
Purchases of securities held to maturity	—	(2,927,988)	(3,000,747)
Proceeds from maturities, prepayments and calls on securities available for sale	37,458,473	30,094,652	29,337,106
Proceeds from maturities, prepayments and calls on securities held to maturity	235,000	400,000	466,470
Proceeds from sales on securities available for sale	—	21,194,622	66,905,382
Increase in loans, net	(7,061,612)	(41,104,084)	(57,637,109)
Reimbursement from FDIC for covered assets	51,128	403,865	837,396
Decrease in interest-bearing deposits in banks	3,259,585	863,700	1,237,000
Proceeds from sale of repossessed assets	1,410,569	5,378,286	6,771,868
Purchases of office properties and equipment	(4,112,610)	(828,723)	(3,304,837)
Proceeds from sale of office properties and equipment	4,335,095	2,016,239	60,480
Net cash disbursed in business combinations	—	(56,404,340)	(22,995,649)
Purchases of Federal Home Loan Bank stock	—	(4,751,000)	(3,024,600)
Proceeds from redemption of Federal Home Loan Bank stock	—	2,444,900	5,360,300

Net cash used in investing activities	(11,500,041)	(61,933,183)	(1,796,956)

Cash flows from financing activities, net of effects of acquisitions:
Increase in deposits	3,943,483	42,055,227	35,778,663
Borrowings on Federal Home Loan Bank advances	2,642,250,000	4,931,772,337	13,972,850,000
Repayments of Federal Home Loan Bank advances	(2,648,729,269)	(4,929,994,229)	(14,031,499,000)
Decrease in securitites sold under repurchase agreements	—	(20,000,000)	(6,314,674)
Proceeds from exercise of stock options	1,415,936	3,282,197	581,088
Issuance of stock under incentive plans	(5,740)	—	—
Dividends paid to shareholders	(2,987,597)	(2,162,086)	(498,816)
Purchase of Company’s common stock	(357,315)	(3,465,959)	(561,493)

Net cash provided (used in) by financing activities	(4,470,502)	21,487,487	(29,664,232)

Net change in cash and cash equivalents	4,517,142	(4,280,308)	(3,560,993)
Cash and cash equivalents at beginning of year	24,797,599	29,077,907	32,638,900

Cash and cash equivalents at end of year	$29,314,741	$24,797,599	$29,077,907

Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$5,207,346	$3,844,807	$3,524,374
Income taxes paid	7,913,000	3,702,500	5,140,000

Noncash investing and financing activities:
Transfer of loans to repossessed assets	$1,885,180	$3,073,326	$8,062,009
Assets acquired and liabilities assumed in acquisitions:
Assets acquired in acquisitions	—	351,138,388	298,929,990
Liablities assumed in acquisitions	—	291,313,436	264,457,929

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Home Bancorp, Inc., a Louisiana Corporation (“Company”), was organized by Home Bank (a federally chartered savings bank and the predecessor of Home Bank, N.A.) (“Bank”) in May 2008 to facilitate the conversion of the Bank from the mutual to the stock form (“Conversion”) of ownership. The Conversion was completed on October 2, 2008, at which time the Company became the holding company for the Bank, with the Company owning all of the issued and outstanding shares of the Bank’s common stock.    The Company and Bank are headquartered in Lafayette, Louisiana. As of December 31, 2016, the Company was a bank holding company.

As of December 31, 2016, Home Bank, N.A. was a nationally chartered bank. The Bank was originally chartered in 1908 as a Louisiana state chartered savings association. The Bank converted to a federal mutual savings bank charter in 1993.

In 2010, the Bank expanded into the Northshore (of Lake Pontchartrain) region through a Federal Deposit Insurance Corporation (“FDIC”) assisted acquisition of certain assets and liabilities of the former Statewide Bank (“Statewide”). In July 2011, the Bank expanded into the Greater New Orleans region through its acquisition of GS Financial Corporation (“GSFC”), the former holding company of Guaranty Savings Bank (“Guaranty”). In February 2014, the Bank expanded into west Mississippi through its acquisition of Britton & Koontz Capital Corporation (“Britton & Koontz”), the holding company for Britton & Koontz Bank, N.A. (“Britton & Koontz Bank”) of Natchez, Mississippi. In September 2015, the Bank expanded its existing presence in the Greater New Orleans region through the acquisition of Louisiana Bancorp, Inc. (“Louisiana Bancorp”), the former holding company of Bank of New Orleans (“BNO”) of Metairie, Louisiana. As of December 31, 2016, the Bank conducted business from 29 banking offices in the Greater Lafayette, Northshore, Baton Rouge and Greater New Orleans regions of south Louisiana and west Mississippi.

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

The Bank’s primary regulator is the Office of the Comptroller of the Currency (“OCC”). Its deposits are insured to the maximum amount permissible under federal law by the FDIC. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was passed by Congress. The Dodd-Frank Act, among other things, imposed new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies, including the Bank and the Company. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (“CFPB”) that has the authority to promulgate rules intended to protect consumers in the financial products and services market. Because many of the regulations under the new law have not been promulgated, we cannot determine the full impact on our business and operations at this time.

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

The Bank is required to maintain cash reserves with the Federal Reserve Bank. The requirement is dependent upon the Bank’s cash on hand or noninterest-bearing balances. There was no reserve requirement as of December 31, 2016 and 2015. The Bank was in compliance with reserve requirements at such dates.

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

Investment securities that are acquired with the intention of being resold in the near term are classified as trading securities under ASC 320 and are carried at fair value, with unrealized holding gains and losses recognized in current earnings. The Company did not hold any securities for trading purposes at, or during the years ended, December 31, 2016 or 2015.

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

For financial reporting purposes, the Company classifies a portion of its loans as “Mortgage loans held for sale”. Included in this category are loans which the Company has the current intent to sell and loans which are available to be sold in the event that the Company determines that loans should be sold to support the Company’s investment and liquidity objectives, as well as to support its overall asset and liability management strategies. Loans included in this category for which the Company has the current intention to sell are recorded at the lower of aggregate cost or fair value. As of December 31, 2016 and 2015, the Company had $4,156,000 and $5,651,000, respectively, in loans classified as “Mortgage loans held for sale.”

As of December 31, 2016 and 2015 the Company had $188,103,000 and $226,379,000, respectively, outstanding in loans sold to government agencies that it was servicing through a third party.

Loans

The following describes the distinction between originated and Acquired Loans and certain significant accounting policies relevant to each category.

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

Acquired Loans

Acquired Loans at December 31, 2016 and 2015 are those associated with our acquisitions of Statewide, GSFC, Britton & Koontz and Louisiana Bancorp. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The Acquired Loans were segregated between those considered to be performing (“acquired performing”) and those with evidence of credit deterioration (“acquired impaired”), and then further segregated into loan pools designed to facilitate the development of expected cash flows. The fair value estimate for each pool of acquired performing and acquired impaired loans was based on the estimate of expected cash flows, both principal and interest, from that pool, discounted at prevailing market interest rates.

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

Certain loans purchased in the Statewide acquisition are covered by loss sharing agreements between the FDIC and the Company. Historically, the Company has referred to loans subject to loss share agreements with the FDIC as “covered loans.” However, in March 2015, a significant portion of the loss sharing agreements had expired and any future losses on these formerly covered loans are no longer eligible for reimbursement from the FDIC. As of December 31, 2016, only residential mortgage loans acquired from Statewide remained subject to loss sharing agreements with the FDIC. The Company’s remaining loans subject to loss sharing agreements with the FDIC amounted to approximately $2.8 million, or less than 0.2% of the Company’s total loan portfolio at such date. Given the limited amount of covered loans remaining, the Company is no longer reporting such loans as “covered loans,” and they are included in “Acquired Loans.”

Allowance for Loan Losses

The allowance for loan losses on loans in our portfolio is maintained at an amount which management believes covers the reasonably estimable and probable losses on such portfolio. The allowance for loan losses is comprised of specific and general reserves. The Company determines specific reserves based on the provisions of ASC 310, Receivables. The Company’s allowance for loan losses includes a measure of impairment related to those loans specifically identified for evaluation under the topic. This measurement is based on a comparison of the recorded investment in the loan with either the expected cash flows discounted using the loan’s original effective interest rate, observable market price for the loan or the fair value of the collateral underlying certain collateral-dependent loans. General reserves are based on management’s evaluation of many factors, including current economic trends, industry experience, historical loss experience (generally three years), industry loan concentrations, the borrowers’ abilities to repay and repayment performance, probability of foreclosure and estimated collateral values. As these factors change, adjustments to the allowance for loan losses are charged to current operations. Loans that are determined to be uncollectible are charged-off against the allowance for loan losses once that determination is made.

While management uses available information to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. The OCC, as an integral part of its examination processes, periodically reviews the allowance for loan losses. The OCC may require the recognition of adjustments to the allowance for loan losses based on its judgment of information available to it as of the time of its examinations. To the extent the OCC’s estimates differ from management’s estimates, additional provisions to the allowance for loan losses may be required as of the time of its examination. As part of the risk management program, an independent review is performed on the loan portfolio, which supplements management’s assessment of the loan portfolio and the allowance for loan losses. The result of the independent review is reported directly to the Audit Committee of the Board of Directors.

Repossessed Assets

Repossessed assets are recorded at fair value less estimated selling costs at the date acquired or upon receiving new property valuations. Costs relating to the development and improvement of foreclosed property are capitalized, and costs relating to holding and maintaining the property are expensed. Write-downs from cost to fair value at the date~~s~~ of foreclosure are charged against the allowance for loan losses. Valuations are performed periodically and a charge to operations is recorded if the carrying value of a property exceeds its fair value less selling costs. Generally, the Company appraises the property at the time of foreclosure and at least every 12 months following the foreclosure. The Company had $2,893,000 and $3,128,000 of repossessed assets as of December 31, 2016 and 2015, respectively. Repossessed Assets are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

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

Shareholders’ Equity

Effective January 1, 2015, companies incorporated under Louisiana law became subject to the Louisiana Business Corporation Act. Provisions of the Louisiana Business Corporation Act eliminate the concept of treasury stock and provide that shares reacquired by a company are to be treated as authorized but unissued shares. Accounting principles generally accepted in the United States of America state that accounting for treasury stock shall conform to state law. The Company’s Consolidated Financial Statements at and for the years ended December 31, 2015 and 2016 reflect this change. For the years ended December 31, 2016 and 2015, the cost of shares repurchased by the Company have been allocated to common stock, additional paid-in capital and retained earnings.

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

The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2016, 2015, and 2014, the Company did not recognize any interest or penalties in its financial statements, nor has it recorded an accrued liability for interest or penalty payments.

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

Comprehensive Income

GAAP generally requires that recognized revenues, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheets, such items, along with net earnings, are components of comprehensive income. The tax effect for unrealized gains and losses on investment securities was ($463,072), ($230,670) and $598,203 for the periods ending December 31, 2016, 2015 and 2014, respectively. The reclassification adjustment for gains included in net income had a tax effect of $0, ($2,548) and ($639) for the periods ending December 31, 2016, 2015 and 2014. Comprehensive income is reflected in the Consolidated Statements of Comprehensive Income.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current period presentation.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. The ASU amendments include changes related to how certain equity investments are measured, recognize changes in the fair value of certain financial liabilities measured under the fair value option, and disclose and present financial assets and liabilities on the Company’s consolidated financial statements. Additionally, the ASU will also require entities to present financial assets and financial liabilities separately, grouped by measurement category and form of financial asset in the statement of financial position or in the accompanying notes to the financial statements. Entities will also no longer have to disclose the methods and significant assumptions for financial instruments measured at amortized cost, but will be required to measure such instruments under the “exit price” notion for disclosure purposes. The ASU is effective for annual and interim periods beginning after December 15, 2017. The Company is currently assessing the Amendment but does not anticipate it will have a material impact on Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, “Conforming Amendments Related to Leases”. This ASU amends the codification regarding leases in order to increase transparency and comparability. The ASU requires companies to recognize lease assets and liabilities on the statement of condition and disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. The ASU is effective for annual and interim periods beginning after December 15, 2018. The Company is currently assessing the amendment but does not anticipate it will have a material impact on our Consolidated Financial Statements. Based on the Company’s preliminary assessment of its current leases, the impact to the Company’s consolidated balance sheet is estimated to be less than a 1% increase in assets and liabilities.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The ASU amends the codification to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted.    The Company elected to early adopt this ASU effective January 1, 2016. The Company elected to account for forfeitures as they occur. The adoption of ASU 2016-09 reduced income tax expense by $524,000 in 2016.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”. The ASU requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net carrying value at the amount expected to be collected on the financial assets. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount of financial assets. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. Off-balance-sheet arrangements such as commitments to extend credit, guarantees, and standby letters of credit that and are not unconditionally cancellable are also within the scope of this amendment. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This ASU is effective for fiscal years beginning after December 31, 2019. An entity will apply the amendments in this update on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently assessing the implementation of this accounting standard. It is too early to assess the impact that this guidance will have on our Consolidated Financial Statements.

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify the proper classification for certain cash receipts and cash payments, including clarification on debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, among others. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the amendment but does not anticipate it will have a material impact on our Consolidated Financial Statements.

3. Acquisition Activity

Louisiana Bancorp, Inc. On September 15, 2015, the Company acquired Louisiana Bancorp, Inc., the former holding company of Bank of New Orleans of Metairie, Louisiana. Assets acquired from Louisiana Bancorp totaled $352,897,000, which included loans of $281,583,000, investment securities of $36,420,000 and cash of $14,098,000. The Bank also recorded a core deposit intangible asset of $1,586,000 and goodwill of $8,454,000 relating to the acquisition of Louisiana Bancorp, and assumed liabilities of $291,313,000, which included $208,670,000 in deposits and $75,957,000 in FHLB advances. None of the loans acquired were considered impaired as of the date of acquisition.

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

The following table summarizes the accretable yield on the loans acquired from Britton & Koontz with deteriorated credit quality as of February 14, 2014 and the changes therein through December 31, 2016.

(dollars in thousands)	2016	2015	2014
Balance, beginning of period	$(1,682)	$(1,824)	$—
Acquisition accretable yield	—	—	(2,260)
Accretion	1,072	590	436
Net transfers from nonaccretable difference to accretable yield	(1,172)	(448)	—

Balance, end of period	$(1,782)	$(1,682)	$(1,824)

As of December 31, 2016, the weighted average remaining contractual life of the loan portfolio acquired with deteriorated credit quality from Britton & Koontz was 0.8 year.

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

The following table summarizes the accretable yield on the loans acquired from GSFC with deteriorated credit quality as of July 15, 2011 and the changes therein through December 31, 2016.

(dollars in thousands)	2016	2015	2014
Balance, beginning of period	$(1,240)	$(1,270)	$(1,281)
Acquisition accretable yield	—	—	—
Accretion	942	30	11
Net transfers from nonaccretable difference to accretable yield	—	—	—

Balance, end of period	$(298)	$(1,240)	$(1,270)

As of December 31, 2016, the weighted average remaining contractual life of the loan portfolio acquired with deteriorated credit quality from GSFC was 5.9 years.

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

The following table summarizes the accretable yield on the loans acquired from Statewide as of March 12, 2010 and the changes therein through December 31, 2016.

(dollars in thousands)	2016	2015	2014
Balance, beginning of period	$(13,870)	$(7,706)	$(2,134)
Acquisition accretable yield	—	—	—
Accretion	4,859	3,238	8,121
Net transfers from nonaccretable difference to accretable yield	—	(9,402)	(13,693)

Balance, end of period	$(9,011)	$(13,870)	$(7,706)

As of December 31, 2016, the weighted average remaining contractual life of loan portfolio acquired with deteriorated credit quality from Statewide was 4.9 years.

4. Investment Securities

Summary information regarding the Company’s investment securities classified as available for sale and held to maturity as of December 31, 2016 and 2015 follows.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2016			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$148,511	$984	$980	$290	$148,225
Non-U.S. agency mortgage-backed	5,043	38	1	44	5,036
Municipal bonds	21,212	260	44	—	21,428
U.S. government agency	8,946	95	—	—	9,041

Total available for sale	$183,712	$1,377	$1,025	$334	$183,730

Held to maturity:
Municipal bonds	$13,365	$69	$72	$—	$13,362

Total held to maturity	$13,365	$69	$72	$—	$13,362

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2015			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$134,748	$1,464	$287	$447	$135,478
Non-U.S. agency mortgage-backed	6,055	51	—	41	6,065
Municipal bonds	22,453	490	10	—	22,933
U.S. government agency	12,166	145	25	—	12,286

Total available for sale	$175,422	$2,150	$322	$488	$176,762

Held to maturity:
Municipal bonds	$13,927	$239	$45	$—	$14,121

Total held to maturity	$13,927	$239	$45	$—	$14,121

Management evaluates securities for other-than-temporary impairment at least semi-annually, and more frequently when economic and market conditions warrant such evaluations. Consideration is given to (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the Company’s intent to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost, which may extend to maturity and our ability and intent to hold the security for a period of time that allows for the recovery in value in the case of equity securities.

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

As of December 31, 2016, 83 of the Company’s debt securities had unrealized losses totaling 1.5% of the individual securities’ amortized cost basis and 0.7% of the Company’s total amortized cost basis of the investment securities portfolio. 10 of the 83 securities had been in a continuous loss position for over 12 months at such date. The 10 securities had an aggregate amortized cost basis and unrealized loss of $11,060,000 and $334,000, respectively, at December 31, 2016. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery. No declines in these 83 securities were deemed to be other-than-temporary.

The amortized cost and estimated fair value by maturity of the Company’s investment securities as of December 31, 2016 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$65	$4,463	$41,400	$102,297	$148,225
Non-U.S. agency mortgage-backed	—	—	—	5,036	5,036
Municipal bonds	1,877	10,024	8,722	805	21,428
U.S. government agency	1,011	5,023	—	3,007	9,041

Total securities available for sale	$2,953	$19,510	$50,122	$111,145	$183,730

Securities held to maturity:
Municipal bonds	$—	$2,730	$7,948	$2,684	$13,362

Total securities held to maturity	$2,953	$22,240	$58,070	$113,829	$197,092

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$63	$4,426	$41,396	$102,626	$148,511
Non-U.S. agency mortgage-backed	—	—	—	5,043	5,043
Municipal bonds	1,876	9,925	8,651	760	21,212
U.S. government agency	999	4,993	—	2,954	8,946

Total securities available for sale	$2,938	$19,344	$50,047	$111,383	$183,712

Securities held to maturity:
Municipal bonds	$—	$2,723	$7,900	$2,742	$13,365

Total securities held to maturity	$2,938	$22,067	$57,947	$114,125	$197,077

For the year ended December 31, 2016, the Company recorded no gross gains or losses related to the sale of investment securities. For the year ended December 31, 2015, the Company recorded gross gains of $8,000 and gross losses of $1,000 related to the sale of investment securities.

As of December 31, 2016 and 2015, the Company had accrued interest receivable for investment securities of $802,000 and $784,000, respectively.

As of December 31, 2016 and 2015, the Company had $91,773,000 and $94,661,000, respectively, of securities pledged to secure public deposits.

5. Loans

The Company’s loans, net of unearned income, consisted of the following as of December 31 of the years indicated.

(dollars in thousands)	2016	2015
Real estate loans:
One- to four-family first mortgage	$341,883	$371,238
Home equity loans and lines	88,821	94,060
Commercial real estate	427,515	405,379
Construction and land	141,167	136,803
Multi-family residential	46,369	43,863

Total real estate loans	1,045,755	1,051,343

Other loans:
Commercial and industrial	139,810	125,108
Consumer	42,268	47,915

Total other loans	182,078	173,023

Total loans	$1,227,833	$1,224,366

A summary of activity in the Company’s allowance for loan losses for the years ended December 31, 2016, 2015 and 2014 is as follows.

	For the Year Ended December 31, 2016
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,372	$—	$—	$64	$1,436
Home equity loans and lines	536	(9)	2	125	654
Commercial real estate	3,152	—	1	1,024	4,177
Construction and land	1,360	—	52	351	1,763
Multi-family residential	173	—	—	188	361
Commercial and industrial	2,010	(242)	56	1,492	3,316
Consumer	571	(162)	5	99	513

Total allowance for loan losses	$9,174	$(413)	$116	$3,343	$12,220

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$92	$(33)	$—	$16	$75
Home equity loans and lines	224	—	—	(150)	74
Commercial real estate	—	—	—	—	—
Construction and land	57	—	—	(38)	19
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	94	29	123
Consumer	—	—	—	—	—

Total allowance for loan losses	$373	$(33)	$94	$(143)	$291

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,464	$(33)	$—	$80	$1,511
Home equity loans and lines	760	(9)	2	(25)	728
Commercial real estate	3,152	—	1	1,024	4,177
Construction and land	1,417	—	52	313	1,782
Multi-family residential	173	—	—	188	361
Commercial and industrial	2,010	(242)	150	1,521	3,439
Consumer	571	(162)	5	99	513

Total allowance for loan losses	$9,547	$(446)	$210	$3,200	$12,511

	For the Year Ended December 31, 2015
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,136	$(62)	$30	$268	$1,372
Home equity loans and lines	442	(15)	20	89	536
Commercial real estate	2,922	—	1	229	3,152
Construction and land	968	—	—	392	1,360
Multi-family residential	192	—	—	(19)	173
Commercial and industrial	1,161	(190)	226	813	2,010
Consumer	521	(130)	1	179	571

Total allowance for loan losses	$7,342	$(397)	$278	$1,951	$9,174

	For the Year Ended December 31, 2015
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$174	$(42)	$—	$(40)	$92
Home equity loans and lines	111	(12)	—	125	224
Commercial real estate	—	—	—	—	—
Construction and land	133	(111)	—	35	57
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total allowance for loan losses	$418	$(165)	$—	$120	$373

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,310	$(104)	$30	$228	$1,464
Home equity loans and lines	553	(27)	20	214	760
Commercial real estate	2,922	—	1	229	3,152
Construction and land	1,101	(111)	—	427	1,417
Multi-family residential	192	—	—	(19)	173
Commercial and industrial	1,161	(190)	226	813	2,010
Consumer	521	(130)	1	179	571

Total allowance for loan losses	$7,760	$(562)	$278	$2,071	$9,547

	For the Year Ended December 31, 2014
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$904	$(99)	$—	$331	$1,136
Home equity loans and lines	366	(2)	5	73	442
Commercial real estate	2,528	—	—	394	2,922
Construction and land	977	(19)	—	10	968
Multi-family residential	90	—	—	102	192
Commercial and industrial	1,332	(1,407)	184	1,052	1,161
Consumer	473	(32)	3	77	521

Total allowance for loan losses	$6,670	$(1,559)	$192	$2,039	$7,342

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$184	$(114)	$—	$104	$174
Home equity loans and lines	58	—	—	53	111
Commercial real estate	—	(41)	—	41	—
Construction and land	—	—	—	133	133
Multi-family residential	—	—	—	—	—
Commercial and industrial	6	—	—	(6)	—
Consumer	—	—	—	—	—

Total allowance for loan losses	$248	$(155)	$—	$325	$418

	For the Year Ended December 31, 2014
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,088	$(213)	$—	$435	$1,310
Home equity loans and lines	424	(2)	5	126	553
Commercial real estate	2,528	(41)	—	435	2,922
Construction and land	977	(19)	—	143	1,101
Multi-family residential	90	—	—	102	192
Commercial and industrial	1,338	(1,407)	184	1,046	1,161
Consumer	473	(32)	3	77	521

Total allowance for loan losses	$6,918	$(1,714)	$192	$2,364	$7,760

The Company’s allowance for loan losses and recorded investment in loans as of the dates indicated is as follows.

	As of December 31, 2016
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,397	$39	$75	$1,511
Home equity loans and lines	654	—	74	728
Commercial real estate	4,158	19	—	4,177
Construction and land	1,763	—	19	1,782
Multi-family residential	361	—	—	361
Commercial and industrial	2,579	737	123	3,439
Consumer	513	—	—	513

Total allowance for loan losses	$11,425	$795	$291	$12,511

	As of December 31, 2016
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Loans:
One- to four-family first mortgage	$176,392	$252	$165,239	$341,883
Home equity loans and lines	47,865	—	40,956	88,821
Commercial real estate	321,361	462	105,692	427,515
Construction and land	138,955	—	2,212	141,167
Multi-family residential	26,941	—	19,428	46,369
Commercial and industrial	126,791	4,844	8,175	139,810
Consumer	40,827	—	1,441	42,268

Total loans	$879,132	$5,558	$343,143	$1,227,833

	As of December 31, 2015
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,338	$34	$92	$1,464
Home equity loans and lines	536	—	224	760
Commercial real estate	3,066	86	—	3,152
Construction and land	1,360	—	57	1,417
Multi-family residential	173	—	—	173
Commercial and industrial	1,977	33	—	2,010
Consumer	571	—	—	571

Total allowance for loan losses	$9,021	$153	$373	$9,547

	As of December 31, 2015
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Loans:
One- to four-family first mortgage	$165,774	$78	$205,386	$371,238
Home equity loans and lines	40,251	—	53,809	94,060
Commercial real estate	285,856	181	119,342	405,379
Construction and land	129,035	—	7,768	136,803
Multi-family residential	14,962	—	28,901	43,863
Commercial and industrial	115,360	707	9,041	125,108
Consumer	45,641	—	2,274	47,915

Total loans	$796,879	$966	$426,521	$1,224,366

(1)	$13.1 million and $20.0 million in acquired loans were accounted for under ASC 310-30 at December 31, 2016 and 2015, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent, in part, on values in the real estate market.

Credit quality indicators on the Company’s loan portfolio as of the dates indicated are as follows.

	December 31, 2016
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$175,045	$276	$1,323	$—	$176,644
Home equity loans and lines	46,536	331	998	—	47,865
Commercial real estate	311,517	822	9,484	—	321,823
Construction and land	138,000	22	933	—	138,955
Multi-family residential	26,941	—	—	—	26,941
Commercial and industrial	114,962	5,979	10,694	—	131,635
Consumer	40,369	98	360	—	40,827

Total originated loans	$853,370	$7,528	$23,792	$—	$884,690

	December 31, 2016
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Acquired loans:
One- to four-family first mortgage	$162,037	$245	$2,957	$—	$165,239
Home equity loans and lines	40,812	47	97	—	40,956
Commercial real estate	101,546	2,758	1,388	—	105,692
Construction and land	1,537	71	604	—	2,212
Multi-family residential	19,250	—	178	—	19,428
Commercial and industrial	4,843	—	3,332	—	8,175
Consumer	1,401	38	2	—	1,441

Total acquired loans	$331,426	$3,159	$8,558	$—	$343,143

Total loans:
One- to four-family first mortgage	$337,082	$521	$4,280	$—	$341,883
Home equity loans and lines	87,348	378	1,095	—	88,821
Commercial real estate	413,063	3,580	10,872	—	427,515
Construction and land	139,537	93	1,537	—	141,167
Multi-family residential	46,191	—	178	—	46,369
Commercial and industrial	119,805	5,979	14,026	—	139,810
Consumer	41,770	136	362	—	42,268

Total loans	$1,184,796	$10,687	$32,350	$—	$1,227,833

	December 31, 2015
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$163,835	$439	$1,578	$—	$165,852
Home equity loans and lines	39,736	394	121	—	40,251
Commercial real estate	282,963	988	2,086	—	286,037
Construction and land	127,929	—	1,106	—	129,035
Multi-family residential	14,962	—	—	—	14,962
Commercial and industrial	113,108	585	2,374	—	116,067
Consumer	45,133	38	470	—	45,641

Total originated loans	$787,666	$2,444	$7,735	$—	$797,845

Acquired loans:
One- to four-family first mortgage	$200,966	$791	$3,629	$—	$205,386
Home equity loans and lines	53,352	20	437	—	53,809
Commercial real estate	112,802	4,085	2,455	—	119,342
Construction and land	4,573	1,819	1,376	—	7,768
Multi-family residential	27,931	12	958	—	28,901
Commercial and industrial	7,071	1,191	779	—	9,041
Consumer	2,160	51	63	—	2,274

Total acquired loans	$408,855	$7,969	$9,697	$—	$426,521

	December 31, 2015
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Total:
One- to four-family first mortgage	$364,801	$1,230	$5,207	$—	$371,238
Home equity loans and lines	93,088	414	558	—	94,060
Commercial real estate	395,765	5,073	4,541	—	405,379
Construction and land	132,502	1,819	2,482	—	136,803
Multi-family residential	42,893	12	958	—	43,863
Commercial and industrial	120,179	1,776	3,153	—	125,108
Consumer	47,293	89	533	—	47,915

Total loans	$1,196,521	$10,413	$17,432	$—	$1,224,366

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

•	Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in the collateral values.

•	Substandard loans have an existing specific and well defined weakness that may include poor liquidity and deterioration of financial ratios. The loan may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

In addition, residential loans are classified using an inter-regulatory agency methodology that incorporates, among other factors, the extent of delinquencies and loan-to-value ratios. These classifications were the most current available as of December 31, 2016 and 2015, respectively, and were generally updated within the prior three months.

Age analysis of past due loans, as of the dates indicated is as follows.

	December 31, 2016
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$651	$—	$563	$1,214	$175,430	$176,644
Home equity loans and lines	37	29	—	66	47,799	47,865
Commercial real estate	475	—	587	1,062	320,761	321,823
Construction and land	467	—	12	479	138,476	138,955
Multi-family residential	—	—	—	—	26,941	26,941

Total real estate loans	1,630	29	1,162	2,821	709,407	712,228

Other loans:
Commercial and industrial	656	706	650	2,012	129,623	131,635
Consumer	531	97	192	820	40,007	40,827

Total other loans	1,187	803	842	2,832	169,630	172,462

Total originated loans	$2,817	$832	$2,004	$5,653	$879,037	$884,690

	December 31, 2016
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,471	$969	$2,025	$4,465	$160,774	$165,239
Home equity loans and lines	136	27	38	201	40,755	40,956
Commercial real estate	—	—	1,164	1,164	104,528	105,692
Construction and land	21	—	30	51	2,161	2,212
Multi-family residential	19	—	—	19	19,409	19,428

Total real estate loans	1,647	996	3,257	5,900	327,627	333,527

Other loans:
Commercial and industrial	—	—	—	—	8,175	8,175
Consumer	2	8	2	12	1,429	1,441

Total other loans	2	8	2	12	9,604	9,616

Total acquired loans	$1,649	$1,004	$3,259	$5,912	$337,231	$343,143

Total loans:
Real estate loans:
One- to four-family first mortgage	$2,122	$969	$2,588	$5,679	$336,204	$341,883
Home equity loans and lines	173	56	38	267	88,554	88,821
Commercial real estate	475	—	1,751	2,226	425,289	427,515
Construction and land	488	—	42	530	140,637	141,167
Multi-family residential	19	—	—	19	46,350	46,369

Total real estate loans	3,277	1,025	4,419	8,721	1,037,034	1,045,755

Other loans:
Commercial and industrial	656	706	650	2,012	137,798	139,810
Consumer	533	105	194	832	41,436	42,268

Total other loans	1,189	811	844	2,844	179,234	182,078

Total loans	$4,466	$1,836	$5,263	$11,565	$1,216,268	$1,227,833

	December 31, 2015
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,059	$435	$890	$2,384	$163,468	$165,852
Home equity loans and lines	87	—	121	208	40,043	40,251
Commercial real estate	438	—	602	1,040	284,997	286,037
Construction and land	1,232	—	87	1,319	127,716	129,035
Multi-family residential	—	—	—	—	14,962	14,962

Total real estate loans	2,816	435	1,700	4,951	631,186	636,137

Other loans:
Commercial and industrial	411	15	707	1,133	114,934	116,067
Consumer	533	277	358	1,168	44,473	45,641

Total other loans	944	292	1,065	2,301	159,407	161,708

Total originated loans	$3,760	$727	$2,765	$7,252	$790,593	$797,845

	December 31, 2015
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,976	$885	$2,582	$5,443	$199,943	$205,386
Home equity loans and lines	327	40	317	684	53,125	53,809
Commercial real estate	140	6	1,441	1,587	117,755	119,342
Construction and land	592	7	48	647	7,121	7,768
Multi-family residential	—	14	12	26	28,875	28,901

Total real estate loans	3,035	952	4,400	8,387	406,819	415,206

Other loans:
Commercial and industrial	14	7	429	450	8,591	9,041
Consumer	64	4	48	116	2,158	2,274

Total other loans	78	11	477	566	10,749	11,315

Total acquired loans	$3,113	$963	$4,877	$8,953	$417,568	$426,521

Total loans:
Real estate loans:
One- to four-family first mortgage	$3,035	$1,320	$3,472	$7,827	$363,411	$371,238
Home equity loans and lines	414	40	438	892	93,168	94,060
Commercial real estate	578	6	2,043	2,627	402,752	405,379
Construction and land	1,824	7	135	1,966	134,837	136,803
Multi-family residential	—	14	12	26	43,837	43,863

Total real estate loans	5,851	1,387	6,100	13,338	1,038,005	1,051,343

Other loans:
Commercial and industrial	425	22	1,136	1,583	123,525	125,108
Consumer	597	281	406	1,284	46,631	47,915

Total other loans	1,022	303	1,542	2,867	170,156	173,023

Total loans	$6,873	$1,690	$7,642	$16,205	$1,208,161	$1,224,366

As of December 31, 2016 and 2015, the Company did not have any loans greater than 90 days past due which were accruing interest.

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

	For the Year Ended December 31, 2016
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	3,144	3,178	—	262	166
Consumer	—	—	—	—	—

Total	$3,144	$3,178	$—	$262	$166

With an allowance recorded:
One- to four-family first mortgage	$252	$260	$39	$93	$13
Home equity loans and lines	—	—	—	—	—
Commercial real estate	462	483	19	423	14
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,700	1,737	737	1,635	87
Consumer	—	—	—	—	—

Total	$2,414	$2,480	$795	$2,151	$114

Total impaired loans:
One- to four-family first mortgage	$252	$260	$39	$93	$13
Home equity loans and lines	—	—	—	—	—
Commercial real estate	462	483	19	423	14
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	4,844	4,914	737	1,897	253
Consumer	—	—	—	—	—

Total	$5,558	$5,658	$795	$2,413	$280

	For the Year Ended December 31, 2015
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$72	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	213	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$285	$—

With an allowance recorded:
One- to four-family first mortgage	$78	$78	$34	$6	$5
Home equity loans and lines	—	—	—	—	—
Commercial real estate	181	181	86	461	11
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	707	707	33	729	39
Consumer	—	—	—	—	—

Total	$966	$966	$153	$1,196	$55

	For the Year Ended December 31, 2015
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Total impaired loans:
One- to four-family first mortgage	$78	$78	$34	$78	$5
Home equity loans and lines	—	—	—	—	—
Commercial real estate	181	181	86	461	11
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	707	707	33	942	39
Consumer	—	—	—	—	—

Total	$966	$966	$153	$1,481	$55

The Company reviews its significant nonaccrual loans for specific impairment in accordance with its allowance for loan loss methodology. If it is determined that losses are probable when other credit quality indicators are considered, the loan is considered impaired and the Company specifically allocates a portion of the allowance for loan losses to these loans. A summary of information pertaining to the Company’s nonaccrual loans as of December 31, 2016 and 2015 is as follows.

	December 31, 2016			December 31, 2015
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans:
One- to four-family first mortgage	$891	$833	$1,724	$928	$530	$1,458
Home equity loans and lines	998	90	1,088	121	139	260
Commercial real estate	1,799	164	1,963	1,671	1,014	2,685
Construction and land	12	63	75	87	68	155
Multi-family residential	—	—	—	—	763	763
Commercial and industrial	8,230	312	8,542	2,374	84	2,458
Consumer	360	1	361	470	6	476

Total	$12,290	$1,463	$13,753	$5,651	$2,604	$8,255

(1)	Table excludes acquired loans which were being accounted for under ASC 310-30 because they continue to earn interest from accretable yield regardless of their status as past due or otherwise not in compliance with their contractual terms. Acquired loans with deteriorated credit quality, which were being accounting for under ASC 310-30 and which were 90 days or more past due totaled $2.7 million and $4.0 million as of December 31, 2015 and 2014, respectively.

As of December 31, 2015, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

As of December 31, 2016 and 2015, the Company had accrued interest receivable for loans of $3,897,000 and $3,940,000, respectively.

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

Information about the Company’s TDRs is presented in the following tables.

	As of December 31, 2016
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$276	$—	$327	$603
Home equity loans and lines	331	—	988	1,319
Commercial real estate	102	—	1,717	1,819
Construction and land	562	—	—	562
Multi-family residential	—	—	—	—

Total real estate loans	1,271	—	3,032	4,303

Other loans:
Commercial and industrial	—	—	6,775	6,775
Consumer	—	—	168	168

Total other loans	—	—	6,943	6,943

Total loans	$1,271	$—	$9,975	$11,246

	As of December 31, 2016
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$292	$86	$60	$438
Home equity loans and lines	—	—	62	62
Commercial real estate	288	860	—	1,148
Construction and land	—	—	—	—
Multi-family residential	—	—	—	—

Total real estate loans	580	946	122	1,648

Other loans:
Commercial and industrial	1,853	—	313	2,166
Consumer	—	—	—	—

Total other loans	1,853	—	313	2,166

Total loans	$2,433	$946	$435	$3,814

Total loans:
Real estate loans:
One- to four-family first mortgage	$568	$86	$387	$1,041
Home equity loans and lines	331	—	1,050	1,381
Commercial real estate	390	860	1,717	2,967
Construction and land	562	—	—	562
Multi-family residential	—	—	—	—

Total real estate loans	1,851	946	3,154	5,951

Other loans:
Commercial and industrial	1,853	—	7,088	8,941
Consumer	—	—	168	168

Total other loans	1,853	—	7,256	9,109

Total loans	$3,704	$946	$10,410	$15,060

	As of December 31, 2015
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$281	$—	$38	$319
Home equity loans and lines	383	—	3	386
Commercial real estate	107	—	1,069	1,176
Construction and land	—	—	87	87
Multi-family residential	—	—	—	—

Total real estate loans	771	—	1,197	1,968

Other loans:
Commercial and industrial	—	—	2,374	2,374
Consumer	27	—	142	169

Total other loans	27	—	2,516	2,543

Total loans	$798	$—	$3,713	$4,511

	As of December 31, 2015
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$419	$73	$15	$507
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	1,192	1,192
Construction and land	—	—	52	52
Multi-family residential	—	—	—	—

Total real estate loans	419	73	1,259	1,751

Other loans:
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—

Total other loans	—	—	—	—

Total loans	$419	$73	$1,259	$1,751

Total loans:
Real estate loans:
One- to four-family first mortgage	$700	$73	$53	$826
Home equity loans and lines	383	—	3	386
Commercial real estate	107	—	2,261	2,368
Construction and land	—	—	139	139
Multi-family residential	—	—	—	—

Total real estate loans	1,190	73	2,456	3,719
Other loans:
Commercial and industrial	—	—	2,374	2,374
Consumer	27	—	142	169

Total other loans	27	—	2,516	2,543

Total loans	$1,217	$73	$4,972	$6,262

A summary of information pertaining to loans modified as of the periods indicated is as follows.

	For the Years Ended
	2016			2015
(dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
One- to four-family first mortgage	8	$1,113	$656	1	$39	$38
Home equity loans and lines	7	1,062	1,049	2	386	385
Commercial real estate	4	924	856	4	1,464	1,385
Construction and land	2	702	562	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	20	8,512	8,154	14	1,684	1,668
Other consumer	1	50	36	4	185	169

Total	42	$12,363	$11,313	25	$3,758	$3,645

None of the performing troubled debt restructurings as of December 31, 2016 had defaulted subsequent to the restructuring through the date the financial statements were available to be issued.

6. Loan Servicing

Mortgage loans sold to and serviced for others are not included in the accompanying statements of financial condition. The unpaid principal balances of these loans as of December 31 of the years indicated are summarized as follows:

(dollars in thousands)	2016	2015
Mortgage loans sold to Federal Home Loan Mortgage Corporation without recourse	$6,772	$7,710
Mortgage loans sold to Federal National Mortgage Association without recourse	180,596	217,869
Mortgage loans sold to Federal Home Loan Bank without recourse	735	800

Balance, end of period	$188,103	$226,379

The Company records servicing assets related to mortgage loans sold and serviced at fair value and will amortize these servicing assets over the period of estimated net servicing income associated with each loan. Management assesses servicing assets for potential impairment annually. Activity related to servicing assets for the years ended December 31, 2016, 2015 and 2014 is summarized as follows.

(dollars in thousands)	2016	2015	2014
Balance at the beginning of the year	$876	$356	$516
Recognition of servicing assets from the transfer of financial assets	—	18	—
Acquired from LABC, at fair value	—	682	—
Amortization	(254)	(180)	(160)

Balance, end of period	$622	$876	$356

Fair value, end of period	$1,050	$1,561	$629

Custodial and escrow account balances maintained in connection with the foregoing loan servicing arrangements were $1,620,000 and $1,336,000 as of December 31, 2016 and 2015, respectively.

7. Office Properties and Equipment

Office properties and equipment consisted of the following as of December 31 of the years indicated.

(dollars in thousands)	2016	2015
Land	$12,662	$14,049
Buildings and improvements	31,491	31,084
Furniture and equipment	9,864	10,917

Total office properties and equipment	54,017	56,050
Less accumulated depreciation	14,450	15,234

Total office properties and equipment, net	$39,567	$40,816

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $1,795,000, $1,807,000 and $1,738,000, respectively.

8. Goodwill and Intangibles

The carrying amount of the Company’s goodwill was $9,353,000 and $11,095,000 as of December 31, 2016 and 2015, respectively.

A summary of the Company’s core deposit intangible assets as of December 31 of the years indicated follows.

(dollars in thousands)	2016	2015	2014
Gross carrying amount	$4,209	$3,367	$1,053
Core deposit intangibles acquired during the year	—	1,586	3,030
Less amortization	(800)	(744)	(716)

Total core deposit intangible asset	$3,409	$4,209	$3,367

Amortization expense on the Company’s core deposit intangible assets for the years ended December 31, 2016, 2015 and 2014 was $800,000, $744,000 and $716,000, respectively.

The carrying amount of the Company’s mortgage servicing asset as of December 31, 2016, 2015 and 2014 was $622,000, $876,000 and $356,000, respectively.

9. Deposits

The Company’s deposits consisted of the following major classifications as of December 31 of the years indicated.

(dollars in thousands)	2016	2015
Demand deposit accounts	$296,519	$296,617
Savings	109,414	109,393
Money market accounts	264,784	293,637
NOW accounts	305,092	267,707
Certificates of deposit	272,263	276,863

Total deposits	$1,248,072	$1,244,217

As of December 31, 2016, the scheduled maturities of the Company’s certificates of deposit are as follows.

(dollars in thousands)	Amount
2017	$151,474
2018	78,337
2019	17,779
2020	8,777
2021	12,435
Thereafter	3,461

Total certificates of deposit	$272,263

As of December 31, 2016 and 2015, the aggregate amount of certificates of deposit with balances of $250,000 or more was $33,740,000 and $27,272,000, respectively.

10. Short-term FHLB Advances

As of December 31, 2016, the Company’s short-term FHLB advances totaled $40,000,000, compared to $39,939,000 as of December 31, 2015. For the years ended December 31, 2016 and 2015, the average volume of short-term FHLB advances carried by the Company was $44,184,000 and $22,177,000, respectively.

Collateral for short and long-term FHLB advances is secured through a blanket lien evidenced by the Bank’s pledge of first mortgage collateral, demand deposit accounts, capital stock and certain other assets pursuant to the “Advances, Collateral Pledge and Security Agreement.” Under this collateral pledge agreement, the Bank must meet all statutory and regulatory capital standards and must meet all FHLB credit underwriting standards. Management believes that the Bank was in compliance with all such requirements as of December 31, 2016 and 2015.

As of December 31, 2016 and 2015, the Bank had $494,894,000 and $480,654,000, respectively, of additional FHLB advances available. As of December 31, 2016, the Company had $544,470,000 of loans pledged through the Bank’s blanket lien.

11. Long-term FHLB Advances

As of December 31, 2016 and 2015, the Company’s long-term FHLB advances totaled $78,533,000 and $85,213,000, respectively. The following table summarizes long-term advances as of December 31, 2016.

(dollars in thousands)	Amount	Weighted Average Rate
Fixed rate advances maturing in:
2017	$22,788	1.88%
2018	6,000	1.32
2019	12,563	1.64
2020	31,830	1.70
2021	848	1.54
Thereafter	4,504	1.93

Total long-term FHLB advances	$78,533	1.72%

12. Income Taxes

The Company files federal income tax returns on a calendar year basis. Income tax (benefit) expense for the years indicated is summarized as follows:

(dollars in thousands)	2016	2015	2014
Current	$7,889	$6,040	$4,690
Deferred	(321)	631	516

Total income tax expense	$7,568	$6,671	$5,206

The components of the Company’s net deferred tax asset as of December 31 of the years indicated are as follows:

(dollars in thousands)	2016	2015
Deferred tax assets:
Provision for loan losses	$4,378	$3,341
Discount on purchased loans	514	1,278
Acquired tax credits	—	1,069
Salary continuation plan	978	929
Mortgage servicing rights	—	150
Deferred compensation	141	120
Stock-based compensation	697	730
Real estate owned	359	143
Other	1,251	1,808

Deferred tax assets	$8,318	$9,568

(dollars in thousands)	2016	2015
Deferred tax liabilities:
FHLB stock dividends	$(88)	$(60)
Accumulated depreciation	(2,418)	(2,963)
Intangible assets	(677)	(898)
Unrealized gain on securities available for sale	(6)	(469)
Mortgage servicing rights	(49)	—
Premium on investment securities acquired	(950)	(760)
Other	(125)	(1,721)

Deferred tax liabilities	(4,313)	(6,871)

Net deferred tax asset	$4,005	$2,697

For the years ended December 31, 2016, 2015 and 2014, the Company’s provision for federal income taxes differed from the amount computed by applying the federal income tax statutory rate of 35% on income from operations as indicated in the following analysis:

(dollars in thousands)	2016	2015	2014
Federal tax based on statutory rate	$8,232	$6,706	$5,263
State tax based on statutory rate	55	60	41
(Decrease) increase resulting from:
Effect of tax-exempt income	(228)	(242)	(225)
Changes the cash surrender value of bank owned life insurance	(169)	(176)	(160)
Nondeductible merger-related expenses	4	261	52
Nondeductible share based compensation expense	246	178	203
Exercise of stock options	(606)	(105)	—
Other	34	(11)	32

Income tax expense	$7,568	$6,671	$5,206

Effective tax rate	32.1%	34.7%	34.5%

Retained earnings as of December 31, 2016 and 2015, included $5,837,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than bad debt losses would create income for tax purposes only, which would be subject to the then-current federal statutory income tax rate. The unrecorded deferred income tax liability on the above amount was $1,985,000 as of December 31, 2016 and 2015. Current accounting standards do not require the accrual of this deferred tax amount to be recorded unless it is probable that the reserve (for tax purposes) will be significantly depleted by loan losses deductible for tax purposes in the future. Based on current estimates of losses within the Company’s loan portfolio, accrual of the deferred tax liability associated with this reserve was not required as of December 31, 2016 and 2015.

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

	Contract Amount
(dollars in thousands)	2016	2015
Standby letters of credit	$5,233	$3,764
Available portion of lines of credit	141,968	127,393
Undisbursed portion of loans in process	62,791	73,699
Commitments to originate loans	98,714	89,653

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

In July 2013, the Federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating components of capital and of computing risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions and top-tier bank holding companies with total consolidated assets of $1.0 billion or more. The rule establishes a new common equity Tier 1 minimum capital requirement, increases the minimum capital ratios and assigns a higher risk weight to certain assets based on the risk associated with these assets. The final rule includes transition periods that generally implement the new regulations over a five year period. Beginning January 1, 2016, minimum Common equity tier 1, Tier 1 risk-based capital and Total risk-based are subject to a capital conservation buffer of 0.625%. This capital buffer will increase in subsequent years by 0.625% annually until it is fully phased in on January 1, 2019 at 2.5%.

Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to average assets and risk-weighted assets (as defined). Management believes, as of December 31, 2016 and 2015, that the Company and the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2016 and 2015, the most recent notification from the OCC categorized the Bank as “well capitalized” under the OCC regulatory classification framework. To be categorized as “well capitalized,” the Bank must maintain minimum Total risk-based, Tier 1 risk-based, Tier 1 leverage and tangible capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table presents actual and required capital ratios for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2016 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. The Company’s and the Bank’s actual capital amounts and ratios are presented for December 31, 2015 without the phase-in provisions.

	Actual		Minimum Capital Required – Basel III Phase-In Schedule		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Company:
Tier 1 risk-based capital	$168,433	14.24%	$78,363	6.625%	$100,541	8.50%	N/A	N/A
Total risk-based capital	180,943	15.30	102,020	8.625	124,198	10.50	N/A	N/A
Tier 1 leverage capital	168,433	10.98	61,377	4.00	61,377	4.00	N/A	N/A

Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$152,512	12.91%	$60,564	5.125%	$82,721	7.00%	$76,813	6.50%
Tier 1 risk-based capital	152,512	12.91	78,290	6.625	100,447	8.50	94,539	8.00
Total risk-based capital	165,022	13.96	101,924	8.625	124,082	10.50	118,173	10.00
Tier 1 leverage capital	152,512	9.94	61,376	4.00	61,376	4.00	76,720	5.00

(dollars in thousands)	Actual		Minimum For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2015
Company
Tier 1 risk-based capital:	$151,221	13.05%	$69,534	6.0%	N/A	N/A
Total risk-based capital:	160,769	13.87	92,712	8.0	N/A	N/A
Tier 1 leverage capital:	151,221	9.82	61,569	4.0	N/A	N/A
Bank
Common Equity Tier 1 (to risk-weighted assets):	$134,348	11.61%	$52,087	4.5%	$75,237	6.5%
Tier 1 risk-based capital:	134,348	11.61	69,449	6.0	92,599	8.0
Total risk-based capital:	143,895	12.43	92,599	8.0	115,749	10.0
Tier 1 leverage capital:	134,348	8.74	61,512	4.0	76,890	5.0

15. Benefit Plans

401(k) Match and Profit Sharing Plan

The Company’s 401(k) defined contribution plan allows its participants to contribute up to 75% of their pretax earnings on a tax-deferred basis up to the statutory limit, and the Company contributes a matching contribution on behalf of plan participants limited to 4% of the employees’ salaries. For the years ended December 31, 2016, 2015 and 2014, the Company made contributions of $657,000, $596,000 and $524,000, respectively, in connection with the plans, which is included in compensation and benefits expense in the accompanying statements of income.

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

Compensation cost related to the ESOP was $928,000, $795,000 and $756,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The fair value of the unearned ESOP shares, using the closing quoted market price per share as of year-end, was approximately $16,199,000 and $11,828,000 as of December 31, 2016 and 2015, respectively. A summary of the ESOP share allocation as of December 31, 2016 and 2015 follows.

	2016	2015
Shares allocated, beginning of year	219,415	198,836
Shares allocated during the year	35,708	35,708
Shares distributed during the year	(20,063)	(15,129)

Allocated shares held by ESOP trust as of year end	235,060	219,415
Unallocated shares	419,563	455,271

Total ESOP shares	654,623	674,686

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

Britton & Koontz had two salary continuation agreements funded in the amount of $465,000 at the time of acquisition in February 2014. The Bank will pay former executives of Britton & Koontz or their beneficiary over the next 15 years. Louisiana Bancorp also had two salary continuation agreements funded in the amount of $1,200,000 at the time of acquisition in September 2015. The Bank will pay former executives of Louisiana Bancorp or their beneficiary within the next 10 years. The Company had an outstanding liability totaling $2,795,000 and $2,868,000 as of December 31, 2016 and 2015, respectively, in connection with the agreements.

16. Stock-based Payment Arrangements

The Company’s shareholders approved the 2009 Stock Option Plan (the “SOP”) and the 2009 Recognition and Retention Plan (the “RRP”) on May 12, 2009 to provide incentives and awards for directors, officers and other key employees of the Company and its subsidiary. A maximum of 892,687 shares of Company common stock were reserved for issuance upon the exercise of options granted under the SOP. A total of 357,075 shares of the Company’s outstanding common stock, or 4% of total shares outstanding at the time the RRP was implemented, were approved for restricted stock awards under the RRP. On May 6, 2014, the Company’s shareholders approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan authorizes the granting of stock options, restricted stock units, and other awards to directors, officers and other key employees. The aggregate number of shares of our common stock reserved and available for issuance pursuant to awards granted under the 2014 Plan is 350,000. These plans are administered by a committee appointed by the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards. In accordance with ASC 718, the Company adopted a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured as of the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Stock Option Plans

The Company issues stock options under the SOP and the 2014 Plan to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years. All stock options granted have been issued with vesting periods of five years with accelerated vesting provided under certain circumstances. As of December 31, 2016, options to acquire an aggregate of 484,688 shares were outstanding under the SOP and the 2014 Plan.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. This model requires management to make certain assumptions, including the expected life of the option, the risk-free rate of interest, the expected volatility and the expected dividend yield. The following assumptions were made in estimating 2016 fair values:

Expected dividends	1.4%
Expected volatility	20.34%
Risk-free interest rate	1.6%
Expected term (in years)	6.5

As of December 31, 2016, there was $387,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a period of 3.6 years.

For the years ended December 31, 2016, 2015 and 2014, the Company recognized $132,000, $70,000 and $295,000, respectively, in compensation cost related to stock options, which is included in compensation and benefits expense in the accompanying consolidated statements of income.

The following table represents stock option activity for the year ended December 31, 2016.

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)
Outstanding as of January 1, 2016	559,733	$12.85	$4.02
Granted	47,725	27.96	5.33
Exercised	(119,230)	11.88	3.91
Forfeited	(3,540)	16.64	4.22

Outstanding as of December 31, 2016	484,688	$14.55	$4.17	3.9

Exercisable as of December 31, 2016	391,215	$12.18	$3.93	2.8

Restricted Stock Plans

The Company has issued restricted stock under the RRP to directors, officers and other key employees. During 2009, the Company purchased in the open market all shares required to fund the RRP at an average cost of $11.81 per share. As of December 31, 2016, the cost of such shares held by the RRP totaled $119,633, which is included in the Company’s unallocated common stock held by the RRP in the consolidated statements of financial condition. Under the 2014 Plan, the Company may issue restricted stock units, restricted stock awards, options and other awards.

Awards under the RRP and the 2014 Plan may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned compensation related to these awards is amortized to compensation expense over the five-year vesting period. The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock as of the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of December 31, 2016, unearned share-based compensation associated with these awards totaled $1,042,000.

For the years ended December 31, 2016, 2015 and 2014, the Company recognized $239,000, $51,000 and $401,000, respectively, in compensation cost related to restricted stock and restricted stock units, which is included in compensation and benefits expense in the accompanying consolidated statements of income.

The following table represents unvested restricted stock activity in for the year ended December 31, 2016.

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, beginning of year	30,815	$16.25
Granted	25,645	27.96
Forfeited	(200)	22.25
Released	(7,703)	13.00

Balance, end of period	48,557	22.93

17. Earnings Per Share

Earnings per common share was computed based on the following:

	Years Ended December 31,
(in thousands, except per share data)	2016	2015	2014
Numerator:
Income applicable to common shares	$16,008	$12,550	$9,872

Denominator:
Weighted average common shares outstanding	6,842	6,708	6,553
Effect of dilutive securities:
Restricted stock	4	4	25
Stock options	261	289	355

Weighted average common shares outstanding - assuming dilution	7,107	7,001	6,933

Earnings per common share	$2.34	$1.87	$1.51

Earnings per common share - assuming dilution	$2.25	$1.79	$1.42

Options on 70,522, 45,877 and 26,500 shares of common stock were not included in computing diluted earnings per share for the years ended December 31, 2016, 2015 and 2014, respectively, because the effect of these shares were anti-dilutive.

18. Related Party Transactions

Certain directors and officers of the Company are customers of the Company. Loan transactions with directors, officers and employees are made on the same terms as those prevailing at the time for comparable loans to other persons. A summary of related party loan activity during 2016 follows.

(dollars in thousands)
Balance, beginning of year	$7,590
New loans	1,198
Repayments, net	(7,297)

Balance, end of year	$1,491

None of the related party loans were identified as impaired or exceeded 5% of shareholders’ equity for the years ended 2016 or 2015.

Related party deposits totaled $14,252,000 and $28,904,000 as of December 31, 2016 and 2015, respectively.

19. Fair Value Disclosures

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of December 31, 2016, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets and liabilities measured on a recurring basis as of December 31, 2016 and 2015 aggregated by the level in the fair value hierarchy in which these measurements fall.

(dollars in thousands)	December 31, 2016	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$148,225	$—	$148,225	$—
Non-U.S. agency mortgage-backed	5,036	—	5,036	—
Municipal bonds	21,428	—	21,428	—
U.S. government agency	9,041	—	9,041	—

Total	$183,730	$—	$183,730	$—

(dollars in thousands)	December 31, 2015	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$135,478	$—	$135,478	$—
Non-U.S. agency mortgage-backed	6,065	—	6,065	—
Municipal bonds	22,933	—	22,933	—
U.S. government agency	12,286	—	12,286	—

Total	$176,762	$—	$176,762	$—

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

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2016	Level 1	Level 2	Level 3
Assets
Impaired loans	$4,763	$—	$—	$4,763
Repossessed assets	2,893	—	—	2,893

Total	$7,656	$—	$—	$7,656

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2015	Level 1	Level 2	Level 3
Assets
Impaired loans	$813	$—	$—	$813
Repossessed assets	3,128	—	—	3,128

Total	$3,941	$—	$—	$3,941

The following table show significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2016:
Impaired loans	$4,763	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	15%

Repossessed assets	$2,893	Third party appraisals, sales contracts, Broker price opinions	Collateral discounts and estimated costs to sell	6% - 96%	19%

As of December 31, 2015:
Impaired loans	$813	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	15%

Repossessed assets	$3,128	Third party appraisals, sales contracts, Broker price opinions	Collateral discounts and estimated costs to sell	6% - 96%	19%

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

The carrying amount of the FHLB advances is estimated using the rates currently offered for advances of similar maturities.

The carrying value of the securities sold under repurchase agreement is its fair value.

The fair value of off-balance sheet financial instruments as of December 31, 2016 and 2015 was immaterial.

	Carrying Amount	Fair Value Measurements at December 31, 2016
(dollars in thousands)		Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$29,315	$29,315	$29,315	$—	$—
Interest-bearing deposits in banks	1,884	1,884	1,884	—	—
Investment securities available for sale	183,730	183,730	—	183,730	—
Investment securities held to maturity	13,365	13,362	—	13,362	—
Mortgage loans held for sale	4,156	4,156	—	4,156	—
Loans, net	1,215,323	1,205,538	—	1,200,775	4,763
Cash surrender value of BOLI	20,150	20,150	20,150	—	—

Financial Liabilities
Deposits	$1,248,072	$1,247,526	$—	$1,247,526	$—
Short-term FHLB advances	40,000	40,000	40,000	—	—
Long-term FHLB advances	78,533	78,039	—	78,039	—

	Carrying Amount	Fair Value Measurements at December 31, 2015
(dollars in thousands)		Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$24,798	$24,798	$24,798	$—	$—
Interest-bearing deposits in banks	5,144	5,144	5,144	—	—
Investment securities available for sale	176,762	176,762	—	176,762	—
Investment securities held to maturity	13,927	14,121	—	14,121	—
Mortgage loans held for sale	5,651	5,651	—	5,651	—
Loans, net	1,214,818	1,216,370	—	1,215,557	813
Cash surrender value of BOLI	19,667	19,667	19,667	—	—

Financial Liabilities
Deposits	$1,244,217	$1,243,698	$—	$1,243,698	$—
Short-term FHLB advances	39,939	39,939	39,939	—	—
Long-term FHLB advances	85,213	84,711	—	84,711	—

20. Condensed Parent Company Only Financial Statements

Condensed financial statements of Home Bancorp, Inc. (parent company only) are shown below. The parent company has no significant operating activities.

Condensed Balance Sheets

December 31, 2016 and 2015

(dollars in thousands)	2016	2015
Assets
Cash in bank	$14,924	$19,512
Investment in subsidiary	163,922	148,172
Other assets	1,102	1,333

Total assets	$179,948	$169,017

Liabilities	$105	$3,971
Shareholders’ equity	179,843	165,046

Total liabilities and shareholders’ equity	$179,948	$169,017

Condensed Statements of Operations

For the Years Ended December 31, 2016, 2015 and 2014

(dollars in thousands)	2016	2015	2014
Operating income
Interest income	$—	$—	$1
Gain on sale of investment	—	—	—
Dividend from subsidiary	—	72,500	40,000

Total operating income	—	72,500	40,001

Operating expenses
Interest expenses	—	—	5
Other expenses	192	142	147

Total operating expenses	192	142	152

(Loss) income before income tax benefit and equity in undistributed earnings of subsidiary	(192)	72,358	39,849

Income tax benefit	(77)	(57)	(61)

Income before equity in undistributed earnings of subsidiary	(115)	72,415	39,910
Undistributed earnings of subsidiary (Dividends received in excess of earnings of subsidiary)	16,123	(59,865)	(30,038)

Net income	$16,008	$12,550	$9,872

Condensed Statements of Cash Flows

For the Years Ended December 31, 2016, 2015 and 2014

(dollars in thousands)	2016	2015	2014
Cash Flows from Operating Activities
Net income	$16,008	$12,550	$9,872
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash compensation	1,200	999	805
Decrease (increase) in accrued interest and other assets	135	(624)	(58)
Dividends received in excess of earnings from subsidiary (undistributed earnings in subsidiary)	(16,123)	59,865	30,038
(Decrease) Increase in accrued expenses and other liabilities	(3,865)	3,855	(226)

Net Cash Provided by Operating Activities	(2,645)	76,645	40,431

Cash Flows from Investing Activities
Net cash paid in acquisitions	—	(57,455)	(37,597)

Net Cash Used in Investing Activities	—	(57,455)	(37,597)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	1,416	3,282	581
Payment of dividends on common stock	(2,988)	(2,162)	(499)
Issuance of stock under incentive plan	(14)	—	—
Purchase of Company’s common stock	(357)	(3,466)	(561)

Net Cash Used in Financing Activities	(1,943)	(2,346)	(479)

Net Increase (Decrease) in Cash and Cash Equivalents	(4,588)	16,844	2,355

Cash and Cash Equivalents as of Beginning of Period	19,512	2,668	313

Cash and Cash Equivalents as of End of Period	$14,924	$19,512	$2,668

21. Consolidated Quarterly Results of Operations (unaudited)

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2016
Total interest income	$17,049	$16,866	$16,847	$16,923
Total interest expense	1,326	1,313	1,308	1,321

Net interest income	15,723	15,553	15,539	15,602
Provision for loan losses	850	1,050	800	500

Net interest income after provision for loan losses	14,873	14,503	14,739	15,102
Noninterest income	2567	3,448	2,515	2,628
Noninterest expense	12,341	11,856	10,643	11,957

Income before income taxes	5,099	6,095	6,611	5,773
Income tax expense	1,749	2,079	2,251	1,491

Net income	$3,350	$4,016	$4,360	$4,282

Earnings per share – basic	$0.49	$0.59	$0.63	$0.62

Earnings per share – diluted	$0.47	$0.57	$0.61	$0.60

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2015
Total interest income	$13,305	$13,588	$14,425	$17,092
Total interest expense	814	823	894	1,335

Net interest income	12,491	12,765	13,531	15,757
Provision for loan losses	538	294	569	670

Net interest income after provision for loan losses	11,953	12,471	12,962	15,087
Noninterest income	2,079	2,039	2,197	2,455
Noninterest expense	9,719	10,228	10,522	11,553

Income before income taxes	4,313	4,282	4,637	5,989
Income tax expense	1,465	1,441	1,739	2,026

Net income	$2,848	$2,841	$2,898	$3,963

Earnings per share – basic	$0.43	$0.42	$0.43	$0.59

Earnings per share – diluted	$0.41	$0.41	$0.41	$0.56

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2016. Our independent registered public accountants have issued an audit report on the Company’s internal control over financial reporting. This report appears on pages 39 and 40.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC for the 2017 Annual Meeting of Shareholders to be held in May 2017 (the “Proxy Statement”).

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

Equity Compensation Plan Information. The following table provides information as of December 31, 2016 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2009 Stock Option Plan, 2009 Recognition and Retention Plan and the 2014 Equity Incentive Plan, each of which was approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	491,676	(1)	$14.55	(1)	242,317
Equity compensation plans not approved by security holders	—		—		—

Total	491,676		$14.55		242,317

(1)	Includes 6,988 shares subject to restricted stock grants and 41,567 restricted share units which were not vested as of December 31, 2016. The weighted-average exercise price excludes such restricted stock grants.

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

(3)    Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location

3.1	Articles of Incorporation of Home Bancorp, Inc.	(1)

3.2	Amended and Restated Bylaws of Home Bancorp, Inc.	(2)

4.0	Form of Stock Certificate of Home Bancorp, Inc.	(1)

10.1	Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(1)

10.2	Salary Continuation Agreement by and between Home Bank and Darren E. Guidry*	(1)

10.3	Amendment No. 1 to the Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(3)

10.4	Amendment No. 1 to the Salary Continuation Agreement by and between Home Bank and Darren E. Guidry*	(3)

10.5	2005 Directors’ Deferral Plan*	(3)

10.6	Amended and Restated Employment Agreement by and between Home Bank and John W. Bordelon*	(4)

10.7	Amended and Restated Employment Agreement by and between Home Bancorp, Inc. and John W. Bordelon*	(4)

10.8	Amended and Restated Employment Agreement by and between Home Bank and Darren E. Guidry*	(4)

10.9	Amended and Restated Employment Agreement by and between Home Bank and Joseph B. Zanco*	(4)

10.10	Home Bancorp, Inc. 2009 Stock Option Plan*	(5)

10.11	Home Bancorp, Inc. 2009 Recognition and Retention Plan and Trust Agreement*	(6)

10.12	Employment Agreement by and between Home Bank and Scott A. Ridley*	(7)

10.13	Home Bancorp, Inc. 2014 Equity Incentive Plan*	(8)

10.14	Amendment to the Amended and Restated Employment Agreement between Home Bancorp, Inc. and John W. Bordelon*	(9)

10.15	Amendment to the Amended and Restated Employment Agreement between Home Bank and John W. Bordelon*	(9)

10.16	Amendment to the Amended and Restated Employment Agreement between Home Bank and Darren E. Guidry*	(9)

10.17	Amendment to the Employment Agreement between Home Bank and Scott A. Ridley*	(9)

10.18	Amendment to the Amended and Restated Employment Agreement between Home Bank and Joseph B. Zanco*	(9)

No.	Description	Location

10.19	Employment Agreement between Home Bank, N.A. and Jason P. Freyou*	(10)

10.20	Amendment to the Employment Agreement between Home Bank, N.A. and Jason P. Freyou*	(9)

23.1	Consent of Porter Keadle Moore, LLC	Filed herewith

31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith

32.0	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

*	Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the like-numbered exhibit included in Home Bancorp’s registration statement on Form S-1, filed June 6, 2008 (SEC File No. 333-151492).
(2)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of March 23, 2009 and filed March 27, 2009 (SEC File No. 001-34190).
(3)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of December 22, 2008 and filed December 29, 2008 (SEC File No. 001-34190).
(4)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of March 28, 2011 and filed March 30, 2011 (SEC File No. 001-34190).
(5)	Incorporated by reference from Appendix A to Home Bancorp’s definitive proxy statement filed April 1, 2009 (SEC File No. 001-34190) and included in Form S-8, filed June 23, 2009 (SEC File No. 333-160155).
(6)	Incorporated by reference from Appendix B to Home Bancorp’s definitive proxy statement filed April 1, 2009 (SEC File No. 001-34190).
(7)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of January 27, 2014 and filed January 31, 2014 (SEC File No. 001-34190).
(8)	Incorporated by reference from Appendix A to Home Bancorp’s definitive proxy statement filed April 3, 2014 (SEC File No. 001-34190).
(9)	Incorporated by reference from the exhibit included Home Bancorp’s Current Report on Form 8-K, dated as of May 23, 2016 and filed on May 26, 2016 (SEC File No. 001-34190).
(10)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of April 27, 2015 and filed April 30, 2015 (SEC File No. 001-34190).

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP, INC.

March 14, 2017	By:	/s/ John W. Bordelon
John W. Bordelon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ John W. Bordelon John W. Bordelon	President, Chief Executive Officer and Director	March 14, 2017

/s/ Michael P. Maraist Michael P. Maraist	Chairman of the Board	March 14, 2017

/s/ Paul J. Blanchet, III Paul J. Blanchet, III	Director, Chairman of Audit Committee	March 14, 2017

/s/ Kathy J. Bobbs Kathy J. Bobbs	Director	March 14, 2017

/s/ Richard J. Bourgeois Richard J. Bourgeois	Director	March 14, 2017

/s/ John A. Hendry John A. Hendry	Director	March 14, 2017

/s/ Marc W. Judice Marc W. Judice	Director	March 14, 2017

/s/ Chris P. Rader Chris P. Rader	Director	March 14, 2017

/s/ Donald W. Washington Donald W. Washington	Director	March 14, 2017

/s/ Joseph B. Zanco Joseph B. Zanco	Executive Vice President and Chief Financial Officer	March 14, 2017

/s/ Mary H. Hopkins Mary H. Hopkins	Home Bank First Vice President and Director of Financial Management	March 14, 2017