Form 10-Q
period 2017-03-31
HOME BANCORP, INC.
filed 2017-05-08
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2017

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

At April 27, 2017, the registrant had 7,375,891 shares of common stock, $0.01 par value, outstanding.

HOME BANCORP, INC. and SUBSIDIARY

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) March 31, 2017	(Audited) December 31, 2016
Assets
Cash and cash equivalents	$52,378,725	$29,314,741
Interest-bearing deposits in banks	1,639,000	1,884,000
Investment securities available for sale, at fair value	192,188,925	183,729,857
Investment securities held to maturity (fair values of $13,367,063 and $13,362,062, respectively)	13,283,010	13,365,479
Mortgage loans held for sale	5,292,439	4,156,186
Loans, net of unearned income	1,226,927,674	1,227,833,309
Allowance for loan losses	(12,917,650)	(12,510,708)

Total loans, net of unearned income and allowance for loan losses	1,214,010,024	1,215,322,601

Office properties and equipment, net	39,233,248	39,566,639
Cash surrender value of bank-owned life insurance	20,268,269	20,149,553
Accrued interest receivable and other assets	45,203,380	49,242,977

Total Assets	$1,583,497,020	$1,556,732,033

Liabilities
Deposits:
Noninterest-bearing	$297,100,790	$296,519,496
Interest-bearing	975,045,548	951,552,957

Total deposits	1,272,146,338	1,248,072,453
Short-term Federal Home Loan Bank (FHLB) advances	40,000,000	40,000,000
Long-term Federal Home Loan Bank (FHLB) advances	78,183,717	78,533,173
Accrued interest payable and other liabilities	8,447,269	10,283,383

Total Liabilities	1,398,777,324	1,376,889,009

Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 7,373,641 and 7,350,102 shares issued and outstanding, respectively	73,737	73,502
Additional paid-in capital	80,092,853	79,425,604
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(4,106,320)	(4,195,590)
Recognition and Retention Plan (RRP)	(114,973)	(119,633)
Retained earnings	108,694,266	104,647,375
Accumulated other comprehensive income	80,133	11,766

Total Shareholders’ Equity	184,719,696	179,843,024

Total Liabilities and Shareholders’ Equity	$1,583,497,020	$1,556,732,033

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended March 31,
	2017		2016
Interest Income
Loans, including fees	$16,243,268		$16,018,095
Investment securities:
Taxable interest	865,913		798,352
Tax-exempt interest	162,721		172,732
Other investments and deposits	91,365		59,382

Total interest income	17,363,267		17,048,561

Interest Expense
Deposits	992,441		931,853
Short-term FHLB advances	63,977		43,598
Long-term FHLB advances	337,646		350,629

Total interest expense	1,394,064		1,326,080

Net interest income	15,969,203	—	15,722,481
Provision for loan losses	306,832		850,000

Net interest income after provision for loan losses	15,662,371	—	14,872,481

Noninterest Income
Service fees and charges	936,928		1,036,410
Bank card fees	683,514		601,201
Gain on sale of loans, net	288,063		300,673
Income from bank-owned life insurance	118,716		120,712
Gain on sale of properties and equipment, net	355,540		7
Other income	443,045		508,275

Total noninterest income	2,825,806	—	2,567,278

Noninterest Expense
Compensation and benefits	6,775,449		7,201,036
Occupancy	1,219,882		1,309,597
Marketing and advertising	226,596		257,664
Data processing and communication	1,075,207		1,543,715
Professional services	231,371		294,207
Forms, printing and supplies	135,300		177,292
Franchise and shares tax	201,967		219,773
Regulatory fees	322,838		322,691
Foreclosed assets, net	(58,776)		118,377
Other expenses	900,880		896,836

Total noninterest expense	11,030,714	—	12,341,188

Income before income tax expense	7,457,463	—	5,098,571
Income tax expense	2,451,762		1,748,893

Net Income	$5,005,701	$—	$3,349,678

Earnings per share:
Basic	$0.72		$0.49

Diluted	$0.69		$0.47

Cash dividends declared per common share	$0.13		$0.09

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Net Income	$5,005,701	$3,349,678

Other Comprehensive Income
Unrealized gain on investment securities	$105,180	$1,397,246
Reclassification adjustment for gains included in net income		—
Tax effect	(36,813)	(489,036)

Other comprehensive income, net of taxes	$68,367	$908,210

Comprehensive Income	$5,074,068	$4,257,888

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

						Accumulated
		Additional	Unallocated	Unallocated		Other
	Common	Paid-in	Common Stock	Common Stock	Retained	Comprehensive
	Stock	Capital	Held by ESOP	Held by RRP	Earnings	Income	Total
Balance, December 31, 2015(1)	$72,399	$76,948,914	$(4,552,670)	$(158,590)	$91,864,543	$871,758	$165,046,354
Net income					3,349,678		3,349,678
Other comprehensive income						908,210	908,210
Purchase of Company’s common shares at cost, 1,250 shares	(13)	(12,488)			(19,949)		(32,450)
Cash dividends declared, $0.09 per share					(652,007)		(652,007)
Exercise of stock options	182	207,064					207,246
Restricted stock vesting		(1,594)		1,912			318
ESOP shares released for allocation		180,813	89,270				270,083
Share-based compensation cost		66,336					66,336

Balance, March 31, 2016	$72,568	$77,389,045	$(4,463,400)	$(156,678)	$94,542,265	$1,779,968	$169,163,768

Balance, December 31, 2016(1)	$73,502	$79,425,604	$(4,195,590)	$(119,633)	$104,647,375	$11,766	$179,843,024
Net income					5,005,701		5,005,701
Other comprehensive income						68,367	68,367
Purchase of Company’s common shares at cost, 91 shares	(1)	(539)			(1,684)		(2,224)
Cash dividends declared, $0.13 per share					(957,126)		(957,126)
Exercise of stock options	236	279,977					280,213
ESOP shares released for allocation		283,079	89,270				372,349
Restricted stock vesting		(3,194)		4,660			1,466
Share-based compensation cost		107,926					107,926

Balance, March 31, 2017	$73,737	$80,092,853	$(4,106,320)	$(114,973)	$108,694,266	$80,133	$184,719,696

(1)	Balances as of December 31, 2015 and December 31, 2016 are audited.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$5,005,701	$3,349,678
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	306,832	850,000
Depreciation	475,414	456,262
Amortization of purchase accounting valuations and intangibles	1,196,576	532,980
Net amortization of mortgage servicing asset	50,005	65,745
Federal Home Loan Bank stock dividends	(24,700)	(19,900)
Net amortization of premium on investments	429,340	370,778
Gain on loans sold, net	(288,063)	(300,673)
Proceeds, including principal payments, from loans held for sale	30,313,165	27,923,041
Originations of loans held for sale	(31,161,355)	(33,475,276)
Non-cash compensation	480,275	295,441
Deferred income tax provision expense	702,634	117,024
Decrease in interest receivable and other assets	1,257,474	946,840
Increase in cash surrender value of bank-owned life insurance	(118,716)	(120,713)
(Decrease) increase in accrued interest payable and other liabilities	(1,836,114)	810,030

Net cash provided by operating activities	6,788,468	1,801,257

Cash flows from investing activities:
Purchases of securities available for sale	(19,784,473)	(7,968,779)
Proceeds from maturities, prepayments and calls on securities available for sale	11,083,713	7,305,376
Net change in loans	(268,761)	6,303,936
Decrease in interest bearing deposits in other banks	245,000	490,000
Proceeds from sale of repossessed assets	1,722,000	105,760
Purchases of office properties and equipment	(425,773)	(1,831,792)
Proceeds from sale of properties and equipment	639,290	595

Net cash (used in) provided by investing activities	(6,789,004)	4,405,096

Cash flows from financing activities:
Increase (decrease) in deposits	24,078,161	(483,612)
Borrowings on Federal Home Loan Bank advances	—	1,176,750,000
Repayments of Federal Home Loan Bank advances	(334,504)	(1,188,832,860)
Purchase of Company’s common stock	(2,224)	(32,450)
Proceeds from exercise of stock options	280,213	207,246
Payment of dividends on common stock	(957,126)	(652,007)

Net cash provided by (used in) financing activities	23,064,520	(13,043,683)

Net change in cash and cash equivalents	23,063,984	(6,837,330)
Cash and cash equivalents at beginning of year	29,314,741	24,797,599

Cash and cash equivalents at end of period	$52,378,725	$17,960,269

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Home Bancorp, Inc. (the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2016.

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

2. Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. The ASU amendments include changes related to how certain equity investments are measured, recognize changes in the fair value of certain financial liabilities measured under the fair value option, and disclose and present financial assets and liabilities on the Company’s consolidated financial statements. Additionally, the ASU will also require entities to present financial assets and financial liabilities separately, grouped by measurement category and form of financial asset in the statement of financial position or in the accompanying notes to the financial statements. Entities will also no longer have to disclose the methods and significant assumptions for financial instruments measured at amortized cost, but will be required to measure such instruments under the “exit price” notion for disclosure purposes. The ASU is effective for annual and interim periods beginning after December 15, 2017. The Company is currently assessing the amendment but does not anticipate it will have a material impact on its Consolidated Financial Statements.

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

In August 2016, FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments in this ASU clarify the proper classification for certain cash receipts and cash payments, including clarification on debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, among others. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the amendment but does not anticipate it will have a material impact on our Consolidated Financial Statements.

In January 2017, FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other, Simplifying the Test for Goodwill Impairment”. The amendment in this ASU eliminates the requirement to calculate the implied fair value of goodwill in order to measure a goodwill impairment charge. An entity will record an impairment charge based on the excess of the carrying amount over its fair value. This ASU is effective for fiscal and interim testing periods beginning after December 15, 2019. The Company is currently assessing the amendment but does not anticipate it will have a material impact on our Consolidated Financial Statements.

3. Investment Securities

Summary information regarding the Company’s investment securities classified as available for sale and held to maturity as of March 31, 2017 and December 31, 2016 is as follows.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
March 31, 2017
Available for sale:
U.S. agency mortgage-backed	$80,362	$885	$345	$15	$80,887
Collateralized mortgage obligations	83,993	121	605	314	83,195
Municipal bonds	18,828	315	9	—	19,134
U.S. government agency	8,883	90	—	—	8,973

Total available for sale	192,066	$1,411	$959	$329	$192,189

Held to maturity:
Municipal bonds	$13,283	$119	$35	$—	$13,367

Total held to maturity	$13,283	$119	$35	$—	$13,367

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
December 31, 2016
Available for sale:
U.S. agency mortgage-backed	$78,361	$938	$368	$—	$78,931
Collateralized mortgage obligations	75,193	84	613	334	74,330
Municipal bonds	21,212	260	44	—	21,428
U.S. government agency	8,946	95	—	—	9,041

Total available for sale	$183,712	$1,377	$1,025	$334	$183,730

Held to maturity:
Municipal bonds	$13,365	$69	$72	$—	$13,362

Total held to maturity	$13,365	$69	$72	$—	$13,362

The estimated fair value and amortized cost by contractual maturity of the Company’s investment securities as of March 31, 2017 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$52	$5,980	$34,586	$40,269	$80,887
Collateralized mortgage obligations	—	1,917	5,315	75,963	83,195
Municipal bonds	1,235	9,333	8,025	541	19,134
U.S. government agency	1,008	5,023	—	2,942	8,973

Total available for sale	$2,295	$22,253	$47,926	$119,715	192,189

Securities held to maturity:
Municipal bonds	$—	$3,255	$8,453	$1,659	$13,367

Total investment securities	$2,295	$25,508	$56,379	$121,374	$205,556

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$51	$5,931	$34,597	$39,783	$80,362
Collateralized mortgage obligations	—	1,912	5,320	76,761	83,993
Municipal bonds	1,223	9,180	7,919	506	18,828
U.S. government agency	999	4,995	—	2,889	8,883

Total available for sale	$2,273	$22,018	$47,836	$119,939	$192,066

Securities held to maturity:
Municipal bonds	$—	$3,232	$8,394	$1,657	$13,283

Total investment securities	$2,273	$25,250	$56,230	$121,596	$205,349

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

The Company performs a process to identify securities that could potentially have a credit impairment that is other-than-temporary. This process involves evaluating each security for impairment by monitoring credit performance, collateral type, collateral geography, bond credit support, loan-to-value ratios, credit scores, loss severity levels, pricing levels, downgrades by rating agencies, cash flow projections and other factors as indicators of potential credit issues. When the Company determines that a security is deemed other-than-temporarily impaired, an impairment loss is recognized.

As of March 31, 2017, 63 of the Company’s debt securities had unrealized losses totaling 1.4% of the individual securities’ amortized cost basis and 0.6% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 12 of the 63 securities had been in a continuous loss position for over 12 months. The 12 securities had an aggregate amortized cost basis of $11.4 million and unrealized loss of $329,000 at March 31, 2017. Management has the intent and ability to hold these debt securities until maturity, or until anticipated recovery; hence, no declines in these 63 securities were deemed other-than-temporary at March 31, 2017.

As of March 31, 2017 and December 31, 2016, the Company had $100,021,000 and $91,773,000, respectively, of securities pledged to secure public deposits.

4. Earnings Per Share

Earnings per common share were computed based on the following:

	Three Months Ended March 31,
(in thousands, except per share data)	2017	2016
Numerator:
Net income available to common shareholders	$5,006	$3,350

Denominator:
Weighted average common shares outstanding	6,936	6,784
Effect of dilutive securities:
Restricted stock	3	3

Stock options	268	265

Weighted average common shares outstanding – assuming dilution	7,207	7,052

Basic earnings per common share	$0.72	$0.49

Diluted earnings per common share	$0.69	$0.47

Options on 43,326 and 69,096 shares of common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2017 and March 31, 2016, respectively, because the effect of these shares was anti-dilutive.

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

Management recasts the estimate of cash flows expected to be collected on each acquired impaired loan pool periodically. If the present value of expected cash flows for a pool is less than its carrying value, an impairment is recognized by an increase in the allowance for loan losses and a charge to the provision for loan losses. If the present value of expected cash flows for a pool is greater than its carrying value, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield, which will be taken into interest income over the remaining life of the loan pool. Acquired impaired loans are generally not subject to individual evaluation for impairment and are not reported with impaired loans, even if they would otherwise qualify for such treatment.

The allowance for loan losses and recorded investment in loans as of the dates indicated are as follows.

	As of March 31, 2017
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,426	$—	$112	$1,538
Home equity loans and lines	639	348	74	1,061
Commercial real estate	4,236	6	—	4,242
Construction and land	1,690	—	74	1,764
Multi-family residential	379	—	—	379
Commercial and industrial	2,256	939	240	3,435
Consumer	498	—	1	499

Total allowance for loan losses	$11,124	$1,293	$501	$12,918

	As of March 31, 2017
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Recorded investment in loans:
One- to four-family first mortgage	$181,193	$—	$158,724	$339,917
Home equity loans and lines	47,601	936	38,456	86,993
Commercial real estate	342,665	473	101,265	444,403
Construction and land	130,541	—	1,864	132,405
Multi-family residential	30,079	—	18,172	48,251
Commercial and industrial	120,475	5,810	7,555	133,840
Consumer	39,727	—	1,392	41,119

Total loans	$892,281	$7,219	$327,428	$1,226,928

	As of December 31, 2016
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,397	$39	$75	$1,511
Home equity loans and lines	654	—	74	728
Commercial real estate	4,158	19	—	4,177
Construction and land	1,763	—	19	1,782
Multi-family residential	361	—	—	361
Commercial and industrial	2,579	737	123	3,439
Consumer	513	—	—	513

Total allowance for loan losses	$11,425	$795	$291	$12,511

	As of December 31, 2016
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Recorded investment in loans:
One- to four-family first mortgage	$176,392	$252	$165,239	$341,883
Home equity loans and lines	47,865	—	40,956	88,821
Commercial real estate	321,361	462	105,692	427,515
Construction and land	138,955	—	2,212	141,167
Multi-family residential	26,941	—	19,428	46,369
Commercial and industrial	126,791	4,844	8,175	139,810
Consumer	40,827	—	1,441	42,268

Total loans	$879,132	$5,558	$343,143	$1,227,833

(1)	$12.3 million and $13.1 million in acquired loans were deemed to be acquired impaired loans and were accounted for under ASC 310-30 at March 31, 2017 and December 31, 2016, respectively.

A summary of activity in the allowance for loan losses during the three months ended March 31, 2017 and March 31, 2016 follows.

	For the Three Months Ended March 31, 2017
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,436	$—	$—	$(10)	$1,426
Home equity loans and lines	654	(10)	15	328	987
Commercial real estate	4,177	—	—	65	4,242
Construction and land	1,763	—	—	(73)	1,690
Multi-family residential	361	—	—	18	379
Commercial and industrial	3,316	—	103	(224)	3,195
Consumer	513	(8)	—	(7)	498

Total allowance for loan losses	$12,220	$(18)	$118	$97	$12,417

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$75	$—	$—	$37	$112
Home equity loans and lines	74	—	—	—	74
Commercial real estate	—	—	—	—	—
Construction and land	19	—	—	55	74
Multi-family residential	—	—	—	—	—
Commercial and industrial	123	—	—	117	240
Consumer	—	—	—	1	1

Total allowance for loan losses	$291	$—	$—	$210	$501

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,511	$—	$—	$27	$1,538
Home equity loans and lines	728	(10)	15	328	1,061
Commercial real estate	4,177	—	—	65	4,242
Construction and land	1,782	—	—	(18)	1,764
Multi-family residential	361	—	—	18	379
Commercial and industrial	3,439	—	103	(107)	3,435
Consumer	513	(8)	—	(6)	499

Total allowance for loan losses	$12,511	$(18)	$118	$307	$12,918

	For the Three Months Ended March 31, 2016
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,372	$(3)	$—	$56	$1,425
Home equity loans and lines	536	—	1	38	575
Commercial real estate	3,152	—	—	114	3,266
Construction and land	1,360	—	—	12	1,372
Multi-family residential	173	—	—	2	175
Commercial and industrial	2,010	(47)	10	476	2,449
Consumer	571	(56)	1	39	555

Total allowance for loan losses	$9,174	$(106)	$12	$737	$9,817

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$92	$—	$—	$—	$92
Home equity loans and lines	224	—	—	94	318
Commercial real estate	—	—	—	—	—
Construction and land	57	—	—	—	57
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	94	19	113
Consumer	—	—	—	—	—

Total allowance for loan losses	$373	$—	$94	$113	$580

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,464	$(3)	$—	$56	$1,517
Home equity loans and lines	760	—	1	132	893
Commercial real estate	3,152	—	—	114	3,266
Construction and land	1,417	—	—	12	1,429
Multi-family residential	173	—	—	2	175
Commercial and industrial	2,010	(47)	104	495	2,562
Consumer	571	(56)	1	39	555

Total allowance for loan losses	$9,547	$(106)	$106	$850	$10,397

The following tables present the Company’s loan portfolio by credit quality classification as of the dates indicated.

	March 31, 2017
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$179,596	$381	$1,216	$—	$181,193
Home equity loans and lines	46,315	320	1,902	—	48,537
Commercial real estate	333,006	797	9,335	—	343,138
Construction and land	129,411	219	911	—	130,541
Multi-family residential	30,079	—	—	—	30,079
Commercial and industrial	109,243	5,879	11,163	—	126,285
Consumer	39,231	144	352	—	39,727

Total originated loans	$866,881	$7,740	$24,879	$—	$899,500

Acquired loans:
One- to four-family first mortgage	$155,743	$292	$2,689	$—	$158,724
Home equity loans and lines	38,320	54	82	—	38,456
Commercial real estate	97,203	2,690	1,372	—	101,265
Construction and land	1,325	—	539	—	1,864
Multi-family residential	18,000	—	172	—	18,172
Commercial and industrial	4,615	—	2,940	—	7,555
Consumer	1,349	36	7	—	1,392

Total acquired loans	$316,555	$3,072	$7,801	$—	$327,428

Total:
One- to four-family first mortgage	$335,339	$673	$3,905	$—	$339,917
Home equity loans and lines	84,635	374	1,984	—	86,993
Commercial real estate	430,209	3,487	10,707	—	444,403
Construction and land	130,736	219	1,450	—	132,405
Multi-family residential	48,079	—	172	—	48,251
Commercial and industrial	113,858	5,879	14,103	—	133,840
Consumer	40,580	180	359	—	41,119

Total loans	$1,183,436	$10,812	$32,680	$—	$1,226,928

	December 31, 2016
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$175,045	$276	$1,323	$—	$176,644
Home equity loans and lines	46,536	331	998	—	47,865
Commercial real estate	311,517	822	9,484	—	321,823
Construction and land	138,000	22	933	—	138,955
Multi-family residential	26,941	—	—	—	26,941
Commercial and industrial	114,962	5,979	10,694	—	131,635
Consumer	40,369	98	360	—	40,827

Total originated loans	$853,370	$7,528	$23,792	$—	$884,690

Acquired loans:
One- to four-family first mortgage	$162,037	$245	$2,957	$—	$165,239
Home equity loans and lines	40,812	47	97	—	40,956
Commercial real estate	101,546	2,758	1,388	—	105,692
Construction and land	1,537	71	604	—	2,212
Multi-family residential	19,250	—	178	—	19,428
Commercial and industrial	4,843	—	3,332	—	8,175
Consumer	1,401	38	2	—	1,441

Total acquired loans	$331,426	$3,159	$8,558	$—	$343,143

Total:
One- to four-family first mortgage	$337,082	$521	$4,280	$—	$341,883
Home equity loans and lines	87,348	378	1,095	—	88,821
Commercial real estate	413,063	3,580	10,872	—	427,515
Construction and land	139,537	93	1,537	—	141,167
Multi-family residential	46,191	—	178	—	46,369
Commercial and industrial	119,805	5,979	14,026	—	139,810
Consumer	41,770	136	362	—	42,268

Total loans	$1,184,796	$10,687	$32,350	$—	$1,227,833

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

•	Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in the collateral values.

•	Substandard loans have an existing specific and well-defined weakness that may include poor liquidity and deterioration of financial performance. Such loans may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

In addition, residential loans are classified using an inter-agency regulatory methodology that incorporates the extent of delinquencies and loan-to-value ratios. These classifications were the most current available as of the dates indicated and were generally updated within the quarter.

Age analysis of past due loans as of the dates indicated are as follows.

	March 31, 2017
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,526	$—	$476	$2,002	$179,191	$181,193
Home equity loans and lines	1,299	55	—	1,354	47,183	48,537
Commercial real estate	150	391	44	585	342,553	343,138
Construction and land	—	—	—	—	130,541	130,541
Multi-family residential	—	—	—	—	30,079	30,079

Total real estate loans	2,975	446	520	3,941	729,547	733,488

Other loans:
Commercial and industrial	826	527	812	2,165	124,120	126,285
Consumer	231	1	153	385	39,342	39,727

Total other loans	1,057	528	965	2,550	163,462	166,012

Total originated loans	$4,032	$974	$1,485	$6,491	$893,009	$899,500

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,782	$36	$1,949	$3,767	$154,957	$158,724
Home equity loans and lines	132	44	9	185	38,271	38,456
Commercial real estate	243	—	1,160	1,403	99,862	101,265
Construction and land	—	—	—	—	1,864	1,864
Multi-family residential	164	—	—	164	18,008	18,172

Total real estate loans	2,321	80	3,118	5,519	312,962	318,481

Other loans:
Commercial and industrial	—	—	—	—	7,555	7,555
Consumer	—	—	7	7	1,385	1,392

Total other loans	—	—	7	7	8,940	8,947

Total acquired loans	$2,321	$80	$3,125	$5,526	$321,902	$327,428

Total loans:
Real estate loans:
One- to four-family first mortgage	$3,308	$36	$2,425	$5,769	$334,148	$339,917
Home equity loans and lines	1,431	99	9	1,539	85,454	86,993
Commercial real estate	393	391	1,204	1,988	442,415	444,403
Construction and land	—	—	—	—	132,405	132,405
Multi-family residential	164	—	—	164	48,087	48,251

Total real estate loans	5,296	526	3,638	9,460	1,042,509	1,051,969

Other loans:
Commercial and industrial	826	527	812	2,165	131,675	133,840
Consumer	231	1	160	392	40,727	41,119

Total other loans	1,057	528	972	2,557	172,402	174,959

Total loans	$6,353	$1,054	$4,610	$12,017	$1,214,911	$1,226,928

	December 31, 2016
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$651	$—	$563	$1,214	$175,430	$176,644
Home equity loans and lines	37	29	—	66	47,799	47,865
Commercial real estate	475	—	587	1,062	320,761	321,823
Construction and land	467	—	12	479	138,476	138,955
Multi-family residential	—	—	—	—	26,941	26,941

Total real estate loans	1,630	29	1,162	2,821	709,407	712,228

Other loans:
Commercial and industrial	656	706	650	2,012	129,623	131,635
Consumer	531	97	192	820	40,007	40,827

Total other loans	1,187	803	842	2,832	169,630	172,462

Total originated loans	$2,817	$832	$2,004	$5,653	$879,037	$884,690

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,471	$969	$2,025	$4,465	$160,774	$165,239
Home equity loans and lines	136	27	38	201	40,755	40,956
Commercial real estate	—	—	1,164	1,164	104,528	105,692
Construction and land	21	—	30	51	2,161	2,212
Multi-family residential	19	—	—	19	19,409	19,428

Total real estate loans	1,647	996	3,257	5,900	327,627	333,527

Other loans:
Commercial and industrial	—	—	—	—	8,175	8,175
Consumer	2	8	2	12	1,429	1,441

Total other loans	2	8	2	12	9,604	9,616

Total acquired loans	$1,649	$1,004	$3,259	$5,912	$337,231	$343,143

Total loans:
Real estate loans:
One- to four-family first mortgage	$2,122	$969	$2,588	$5,679	$336,204	$341,883
Home equity loans and lines	173	56	38	267	88,554	88,821
Commercial real estate	475	—	1,751	2,226	425,289	427,515
Construction and land	488	—	42	530	140,637	141,167
Multi-family residential	19	—	—	19	46,350	46,369

Total real estate loans	3,277	1,025	4,419	8,721	1,037,034	1,045,755

Other loans:
Commercial and industrial	656	706	650	2,012	137,798	139,810
Consumer	533	105	194	832	41,436	42,268

Total other loans	1,189	811	844	2,844	179,234	182,078

Total loans	$4,466	$1,836	$5,263	$11,565	$1,216,268	$1,227,833

Excluding Acquired Loans with deteriorated credit quality, as of March 31, 2017 and December 31, 2016, the Company did not have any loans greater than 90 days past due and accruing.

The following is a summary of information pertaining to Originated Loans, which were deemed to be impaired loans as of the dates indicated.

	As of Period Ended March 31, 2017
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	476	476	—	159	6
Commercial real estate	22	22	—	8	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	3,683	3,783	—	3,349	50
Consumer	—	—	—	—	—

Total	$4,181	$4,281	$—	$3,516	$56

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$166	$—
Home equity loans and lines	461	461	348	154	6
Commercial real estate	450	480	5	454	5
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	2,127	2,193	940	1,827	27
Consumer	—	—	—	—	—

Total	$3,038	$3,134	$1,293	$2,601	$38

Total impaired Originated Loans:
One- to four-family first mortgage	$—	$—	$—	$166	$—
Home equity loans and lines	937	937	348	313	12
Commercial real estate	472	502	5	462	5
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	5,810	5,976	940	5,176	77
Consumer	—	—	—	—	—

Total	$7,219	$7,415	$1,293	$6,117	$94

	As of Period Ended December 31, 2016
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	3,144	3,178	—	262	166
Consumer	—	—	—	—	—

Total	$3,144	$3,178	$—	$262	$166

With an allowance recorded:
One- to four-family first mortgage	$252	$260	$39	$93	$13
Home equity loans and lines	—	—	—	—	—
Commercial real estate	462	483	19	423	14
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,700	1,737	737	1,635	87
Consumer	—	—	—	—	—

Total	$2,414	$2,480	$795	$2,151	$114

Total impaired loans:
One- to four-family first mortgage	$252	$260	$39	$93	$13
Home equity loans and lines	—	—	—	—	—
Commercial real estate	462	483	19	423	14
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	4,844	4,915	737	1,897	253
Consumer	—	—	—	—	—

Total	$5,558	$5,658	$795	$2,413	$280

As of Period Ended March 31, 2016
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$—	$—

With an allowance recorded:
One- to four-family first mortgage	$81	$81	$34	$81	$1
Home equity loans and lines	—	—	—	—	—
Commercial real estate	165	173	86	173	2
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,053	1,079	418	822	15
Consumer	—	—	—	—	—

Total	$1,299	$1,333	$538	$1,076	$18

Total impaired loans:
One- to four-family first mortgage	$81	$81	$34	$81	$1
Home equity loans and lines	—	—	—	—	—
Commercial real estate	165	173	86	173	2
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,053	1,079	418	822	15
Consumer	—	—	—	—	—

Total	$1,299	$1,333	$538	$1,076	$18

A summary of information pertaining to nonaccrual loans as of dates indicated is as follows.

	March 31, 2017			December 31, 2016
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans:
One- to four-family first mortgage	$693	$1,000	$1,693	$891	$833	$1,724
Home equity loans and lines	1,834	75	1,909	998	90	1,088
Commercial real estate	2,899	164	3,063	1,799	164	1,963
Construction and land	—	—	—	12	63	75
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	7,294	284	7,578	8,230	312	8,542
Consumer	352	1	353	360	1	361

Total	$13,072	$1,524	$14,596	$12,290	$1,463	$13,753

(1)	Table excludes acquired loans, which were being accounted for under ASC 310-30 because they continue to earn interest from accretable yield regardless of their status as past due or otherwise not in compliance with their contractual terms. Acquired loans with deteriorated credit quality, which were being accounted for under ASC 310-30 and which were 90 days or more past due, totaled $2.3 million and $2.7 million as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017, the Company had no outstanding commitments to lend additional funds to any customer whose loan was classified as impaired.

Troubled Debt Restructurings

During the course of its lending operations, the Company periodically grants concessions to its customers in an attempt to protect as much of its investment as possible and to minimize risk of loss. These concessions may include restructuring the terms of a customer loan to alleviate the burden of the customer’s near-term cash requirements. The Company must conclude that the restructuring of a loan to a borrower who is experiencing financial difficulties constitutes a “concession”. The Company defines a concession as a modification of existing terms granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties that the Company would otherwise not consider. The concession either is granted through an agreement with the customer or is imposed by a court or by law. Concessions include modifying original loan terms to reduce or defer cash payments required as part of the loan agreement, including but not limited to:

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

Information about the Company’s TDRs is presented in the following tables.

	As of March 31, 2017
(dollars in thousands)	Current	Past Due Greater Than 30 Days and Accruing	Nonaccrual TDRs	Total TDRs
Originated loans:

Real estate loans:
One- to four-family first mortgage	$305	$70	$217	$592
Home equity loans and lines	387	—	898	1,285
Commercial real estate	100	—	1,601	1,701
Construction and land	194	—	—	194
Multi-family residential	—	—	—	—

Total real estate loans	986	70	2,716	3,772

Other loans:
Commercial and industrial	—	—	5,707	5,707
Consumer	—	—	199	199

Total other loans	—	—	5,906	5,906

Total originated loans	$986	$70	$8,622	$9,678

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$347	$77	$—	$424
Home equity loans and lines	—	—	75	75
Commercial real estate	286	855	—	1,141
Construction and land	—	—	—	—
Multi-family residential	—	—	—	—

Total real estate loans	633	932	75	1,640

Other loans:
Commercial and industrial	1,749	—	284	2,033
Consumer	—	—	—	—

Total other loans	1,749	—	284	2,033

Total acquired loans	$2,382	$932	$359	$3,673

Total loans:
Real estate loans:
One- to four-family first mortgage	$652	$147	$217	$1,016
Home equity loans and lines	387	—	973	1,360
Commercial real estate	386	855	1,601	2,842
Construction and land	194	—	—	194
Multi-family residential	—	—	—	—

Total real estate loans	1,619	1,002	2,791	5,412

Other loans:
Commercial and industrial	1,749	—	5,991	7,740
Consumer	—	—	199	199

Total other loans	1,749	—	6,190	7,939

Total loans	$3,368	$1,002	$8,981	$13,351

	As of December 31, 2016
(dollars in thousands)	Current	Past Due Greater Than 30 Days and Accruing	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$276	$—	$327	$603
Home equity loans and lines	331	—	988	1,319
Commercial real estate	102	—	1,717	1,819
Construction and land	562	—	—	562
Multi-family residential	—	—	—	—

Total real estate loans	1,271	—	3,032	4,303

Other loans:
Commercial and industrial	—	—	6,775	6,775
Consumer	—	—	168	168

Total other loans	—	—	6,943	6,943

Total originated loans	$1,271	$—	$9,975	$11,246

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$292	$86	$60	$438
Home equity loans and lines	—	—	62	62
Commercial real estate	288	860	—	1,148
Construction and land	—	—	—	—
Multi-family residential	—	—	—	—

Total real estate loans	580	946	122	1,648

Other loans:
Commercial and industrial	1,853	—	313	2,166
Consumer	—	—	—	—

Total other loans	1,853	—	313	2,166

Total acquired loans	$2,433	$946	$435	$3,814

Total loans:
Real estate loans:
One- to four-family first mortgage	$568	$86	$387	$1,041
Home equity loans and lines	331	—	1,050	1,381
Commercial real estate	390	860	1,717	2,967
Construction and land	562	—	—	562
Multi-family residential	—	—	—	—

Total real estate loans	1,851	946	3,154	5,951
Other loans:
Commercial and industrial	1,853	—	7,088	8,941
Consumer	—	—	168	168

Total other loans	1,853	—	7,256	9,109

Total loans	$3,704	$946	$10,410	$15,060

A summary of information pertaining to loans modified as of the periods indicated is as follows.

	For the Period Ended
	March 31, 2017			March 31, 2016
(dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
One- to four-family first mortgage	—	$—	$—	6	$915	$626
Home equity loans and lines	1	15	15	3	652	652
Commercial real estate	1	461	461	1	472	469
Construction and land	—	—	—	1	30	30
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Other consumer	1	43	42	1	52	48

Total	3	$519	$518	12	$2,121	$1,825

None of the performing troubled debt restructurings as of March 31, 2017 had defaulted subsequent to the restructuring through the date the financial statements were available to be issued.

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

Management primarily identifies investment securities, which may have traded in illiquid or inactive markets, by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of March 31, 2017, management did not make adjustments to prices provided by the first-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets measured for fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

		Fair Value Measurements Using
(dollars in thousands)	March 31, 2017	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$80,887	$—	$80,887	$—
Collateralized mortgage obligations	83,195	—	83,195	—
Municipal bonds	19,134	—	19,134	—
U.S. government agency	8,973	—	8,973	—

Total	$192,189	$—	$192,189	$—

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2016	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$78,931	$—	$78,931	$—
Collateralized mortgage obligations	74,330	—	74,330	—
Municipal bonds	21,428	—	21,428	—
U.S. government agency	9,041	—	9,041	—

Total	$183,730	$—	$183,730	$—

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

		Fair Value Measurements Using
(dollars in thousands)	March 31, 2017	Level 1	Level 2	Level 3
Repossessed assets	$1,612	$—	$—	$1,612
Impaired loans	5,926	—	—	5,926

Total	$7,538	$—	$—	$7,538

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2016	Level 1	Level 2	Level 3
Repossessed assets	$2,893	$—	$—	$2,893
Impaired loans	4,763	—	—	4,763

Total	$7,656	$—	$—	$7,656

The following table shows significant observable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of March 31, 2017
Repossessed assets	$1,612	Third party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	6% - 21%	8%

Impaired loans	$5,926	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	18%

As of December 31, 2016
Repossessed assets	$2,893	Third party appraisals, sales contracts, Broker price opinions	Collateral discounts and estimated costs to sell	6% - 96%	19%

Impaired loans	$4,763	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	15%

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

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statements. These estimates are subjective in nature, involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at March 31, 2017
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$52,379	$52,379	$52,379	$—	$—
Interest-bearing deposits in banks	1,639	1,639	1,639	—	—
Investment securities available for sale	192,189	192,189	—	192,189	—
Investment securities held to maturity	13,283	13,367	—	13,367	—
Mortgage loans held for sale	5,292	5,292	—	5,292	—
Loans, net	1,214,010	1,215,705	—	1,209,779	5,926
Cash surrender value of BOLI	20,268	20,268	20,268	—	—

Financial Liabilities
Deposits	$1,272,146	$1,271,815	$—	$1,271,815	$—
Short-term FHLB advances	40,000	40,000	40,000	—	—
Long-term FHLB advances	78,184	77,780	—	77,780	—

		Fair Value Measurements at December 31, 2016
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$29,315	$29,315	$29,315	$—	$—
Interest-bearing deposits in banks	1,884	1,884	1,884	—	—
Investment securities available for sale	183,730	183,730	—	183,730	—
Investment securities held to maturity	13,365	13,362	—	13,362	—
Mortgage loans held for sale	4,156	4,156	—	4,156	—
Loans, net	1,215,323	1,205,538	—	1,200,775	4,763
Cash surrender value of BOLI	20,150	20,150	20,150	—	—

Financial Liabilities
Deposits	$1,248,072	$1,247,526	$—	$1,247,526	$—
Short-term FHLB advances	40,000	40,000	40,000	—	—
Long-term FHLB advances	78,533	78,039	—	78,039	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Home Bank, N. A. (the “Bank”), from December 31, 2016 through March 31, 2017 and on its results of operations for the three months ended March 31, 2017 and March 31, 2016. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

Forward-Looking Statements

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company or Bank, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of words such as “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions, or by future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly”. The Company’s or the Bank’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) for the year ended December 31, 2016. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

EXECUTIVE OVERVIEW

During the first quarter of 2017, the Company earned $5.0 million, an increase of $1.7 million, or 49.4%, compared to the first quarter of 2016. Diluted earnings per share for the first quarter of 2017 were $0.69, an increase of $0.22, or 46.8%, compared to the first quarter of 2016. The first quarter of 2017 includes a gain on the sale of a banking center totaling $247,000 (net of taxes). The first quarter of 2016 includes merger expenses totaling $398,000 (net of taxes) related to the acquisition of Louisiana Bancorp, Inc. (“Louisiana Bancorp”). Excluding the banking center gain and merger-related expenses, net income for the first quarter of 2017 increased 27.0% compared to the first quarter of 2016 and diluted earnings per share increased 24.5% compared to the first quarter of 2016 (see the “Non-GAAP Reconciliation” on page 30).

Key components of the Company’s performance during the three months ended March 31, 2017 include:

•	Assets totaled $1.6 billion as of March 31, 2017, an increase of $26.8 million, or 1.7%, from December 31, 2016.

•	Loans as of March 31, 2017 were $1.2 billion, a decrease of $905,000, or 0.1%, from December 31, 2016. Growth in originated loans of 1.7% was offset by paydowns in acquired loans.

•	Deposits as of March 31, 2017 were $1.3 billion, an increase of $24.1 million, or 1.9%, from December 31, 2016. Core deposits (i.e., checking, savings, and money market accounts) totaled $990.8 million as of March 31, 2017, an increase of $15.0 million, or 1.5%, from December 31, 2016.

•	Interest income increased $315,000, or 1.8%, in the first quarter of 2017, compared to the first quarter of 2016. The increase was due primarily to a $343,000 increase in accretion income on acquired loans.

•	The provision for loan losses totaled $307,000 for the first quarter of 2017, a decrease of $543,000, or 63.9%, compared to the first quarter of 2016. At March 31, 2017, the Company’s ratio of the allowance for loan losses to total loans was 1.05%, compared to 0.85% at March 31, 2016. Excluding acquired loans, the ratio of the allowance for loan losses to total loans was 1.38% at March 31, 2017, compared to 1.20% at March 31, 2016. The Company recorded $100,000 in net loan recoveries during the first three months of 2017, compared to virtually no net loan charge-offs during the first three months of 2016.

•	Noninterest income for the first quarter of 2017 increased $259,000, or 10.1%, compared to the first quarter of 2016. The increase resulted primarily from a gain of $356,000 on the sale of properties and equipment due primarily to a $380,000 gain recognized on the sale of a banking center. Excluding the gain recorded on the sale of a banking center, noninterest income totaled $2.4 million, a decrease of $121,000, or 4.7%, compared to the first quarter of 2016. In the first quarter of 2017 compared to the first quarter of 2016, the Company had lower service fees and charges (down $99,000) and other income (down $65,000), which were partially offset by an increase in bank card fees (up $82,000).

•	Noninterest expense for the first quarter of 2017 decreased $1.3 million, or 10.6%, compared to the first quarter of 2016. Noninterest expense for the first quarter of 2016 includes merger expenses related to the acquisition of Louisiana Bancorp totaling $613,000. Excluding merger-related expenses, the decrease in noninterest expense resulted primarily from reduced compensation and benefits expenses (down $373,000) and expenses on foreclosed assets (down $177,000).

This discussion and analysis contains financial information prepared other than in accordance with generally accepted accounting principles (“GAAP”). The Company uses these non-GAAP financial measures in its analysis of the Company’s performance. Management believes that the non-GAAP information provides useful data in understanding the Company’s operations and in comparing the Company’s results to peers. This non-GAAP information should be considered in addition to the Company’s financial information prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results. Reconciliation of GAAP to non-GAAP disclosures is included in the table below.

Non-GAAP Reconciliation

	For the Three Months Ended
(dollars in thousands)	March 31, 2017	March 31, 2016
Reported noninterest income	$2,826	$2,567
Less: Gain on sale of banking center	380	—

Non-GAAP noninterest income	$2,446	$2,567

Reported noninterest expense	$11,031	$12,341
Less: Merger-related expenses	—	613

Non-GAAP noninterest expense	$11,031	$11,728

Reported net income	$5,006	$3,350
Less: Gain on sale of banking center, net of tax	247	—
Add: Merger-related expenses, net of tax	—	398

Non-GAAP net income	$4,759	$3,748

Diluted EPS	$0.69	$0.47
Less: gain on sale of banking center	0.03	—
Add: Merger-related expenses	—	0.06

Non-GAAP diluted EPS	$0.66	$0.53

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – Loans outstanding as of March 31, 2017 were $1.2 billion, a decrease of $905,000, or 0.1%, from December 31, 2016. Growth in originated loans of 1.7% was offset by paydowns in acquired loans.

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

	March 31,	December 31,	Increase/(Decrease)
(dollars in thousands)	2017	2016	Amount	Percent
Real estate loans:
One- to four-family first mortgage	$339,917	$341,883	$(1,966)	(0.6)%
Home equity loans and lines	86,993	88,821	(1,828)	(2.1)
Commercial real estate	444,403	427,515	16,888	4.0
Construction and land	132,405	141,167	(8,762)	(6.2)
Multi-family residential	48,251	46,369	1,882	4.1

Total real estate loans	1,051,969	1,045,755	6,214	0.6

Other loans:
Commercial and industrial	133,840	139,810	(5,970)	(4.3)
Consumer	41,119	42,268	(1,149)	(2.7)

Total other loans	174,959	182,078	(7,119)	(3.9)

Total loans	$1,226,928	$1,227,833	$(905)	(0.1)%

The outstanding balance of direct loans to borrowers in the energy sector totaled $33.2 million, or 2.7% of total outstanding loans, at March 31, 2017, compared to $34.0 million at December 31, 2016. We also had unfunded loan commitments to customers in the energy sector amounting to $5.7 million at March 31, 2017, compared to $6.7 million at December 31, 2016. At March 31, 2017, loans constituting 94.7% of the balance of our direct energy-related loans were performing in accordance with their original loan agreements. The remaining 5.3%, or $1.8 million, had been restructured and were paying in accordance with the restructured terms as of March 31, 2017. The Company holds no shared national credits.

In addition to our exposure on direct energy related loans, given the effect of the energy sector on the overall economy in several of our markets, we also have indirect exposure in making loans to borrowers who are not themselves in the energy sector but whose customers include energy sector entities.

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

Repossessed assets, which are acquired as a result of foreclosure, are classified as repossessed assets until sold. Third party property valuations are obtained at the time the asset is repossessed and periodically until the property is liquidated. Repossessed assets are recorded at the lesser of the balance of the loan or fair value less estimated selling costs, at the date acquired or upon receiving new property valuations. Costs associated with acquiring and improving a foreclosed property are usually capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs. Holding costs are charged to expense. Gains and losses on the sale of repossessed assets are charged to operations, as incurred.

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger (i.e., loans with balances of $100,000 or greater) commercial real estate loans, multi-family residential loans, construction and land loans and commercial and industrial loans are individually evaluated for impairment. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer. The Company typically orders an “as is” valuation for collateral property if the loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of March 31, 2017 and December 31, 2016, loans individually evaluated for impairment, excluding acquired loans, amounted to $7.2 million and $5.6 million, respectively. As of March 31, 2017 and December 31, 2016, acquired impaired loans, loans considered to have deteriorated credit quality at the time of acquisition, amounted to $12.3 million and $13.1 million, respectively. As of March 31, 2017 and December 31, 2016, substandard loans, excluding acquired loans, amounted to $24.9 million and $23.8 million, respectively. The amount of the allowance for loan losses allocated to impaired or substandard loans originated by Home Bank totaled $1.3 million as of March 31, 2017 and $795,000 as of December 31, 2016. The amount of allowance for loan losses allocated to acquired loans totaled $501,000 and $291,000, respectively, at such dates. There were no assets classified as doubtful or loss as of March 31, 2017 or December 31, 2016.

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

	March 31, 2017			December 31, 2016
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$693	$1,000	$1,693	$891	$833	$1,724
Home equity loans and lines	1,834	75	1,909	998	90	1,088
Commercial real estate	2,899	164	3,063	1,799	164	1,963
Construction and land	—	—	—	12	63	75
Multi-family residential	—	—	—	—	—	—
Other loans:
Commercial and industrial	7,294	284	7,578	8,230	312	8,542
Consumer	352	1	353	360	1	361

Total nonaccrual loans	13,072	1,524	14,596	12,290	1,463	13,753
Accruing loans 90 days or more past due	—	—	—	—	—	—

Total nonperforming loans	13,072	1,524	14,596	12,290	1,463	13,753
Foreclosed assets	722	890	1,612	722	2,171	2,893

Total nonperforming assets	13,794	2,414	16,208	13,012	3,634	16,646
Performing troubled debt restructurings	1,056	3,314	4,370	1,270	3,380	4,650

Total nonperforming assets and troubled debt restructurings	$14,850	$5,728	$20,578	$14,282	$7,014	$21,296

Nonperforming loans to total loans			1.19%			1.12%
Nonperforming loans to total assets			0.92%			0.88%
Nonperforming assets to total assets			1.02%			1.07%

(1)	Table excludes acquired loans which were being accounted for under ASC 310-30 because they continue to earn interest from accretable yield regardless of their status as past due or otherwise not in compliance with their contractual terms. Acquired loans with deteriorated credit quality, which were being accounted for under ASC 310-30 and which were 90 days or more past due, totaled $2.3 million and $2.7 million as of March 31, 2017 and December 31, 2016, respectively.

The Company recorded $100,000 in net loan recoveries during the first quarter of 2017, compared to virtually no net loan charge-offs during the first quarter of 2016.

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

Acquired loans were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. If the present value of expected cash flows for a pool is less than its carrying value, an impairment is recognized by an increase in the allowance for loan losses and a charge to the provision for loan losses. As of March 31, 2017 and December 31, 2016, $501,000 and $291,000, respectively, of our allowance for loan losses was allocated to acquired loans with deteriorated credit quality.

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

The following table presents the activity in the allowance for loan losses during the first quarter of 2017.

(dollars in thousands)	Originated	Acquired	Total
Balance, December 31, 2016	$12,220	$291	$12,511
Provision charged to operations	97	210	307
Loans charged off	(18)	—	(18)
Recoveries on charged off loans	118	—	118

Balance, March 31, 2017	12,417	501	12,918

At March 31, 2017, the Company’s ratio of allowance for loan losses to total loans was 1.05%, compared to 1.02% and 0.85% at December 31, 2016 and March 31, 2016, respectively. Excluding acquired loans, the ratio of allowance for loan losses to total loans was 1.38% at March 31, 2017, compared to 1.38% and 1.20% at December 31, 2016 and March 31, 2016, respectively.

The allowance for loan losses attributable to direct energy-related loans totaled 3.34% of the outstanding balance of energy-related loans at March 31, 2017, compared to 3.35% and 3.08% at December 31, 2016 and March 31, 2016, respectively.

Investment Securities

The Company’s investment securities portfolio totaled $205.5 million as of March 31, 2017, an increase of $8.4 million, or 4.3%, from December 31, 2016. As of March 31, 2017, the Company had a net unrealized gain on its available for sale investment securities portfolio of $123,000, compared to $18,000 as of December 31, 2016. The investment securities portfolio had a modified duration of 3.5 and 3.6 years at March 31, 2017 and December 31, 2016, respectively.

The following table summarizes activity in the Company’s investment securities portfolio during the first three months of 2017.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2016	$183,730	$13,365

Purchases	19,785	—
Principal payments and calls	(11,084)	—
Accretion of discounts and amortization of premiums, net	(347)	(82)
Increase in market value	105	—

Balance, March 31, 2017	192,189	13,283

Funding Sources

Deposits – Deposits totaled $1.3 billion as of March 31, 2017, an increase of $24.1 million, or 1.9% compared to December 31, 2016. Core deposits totaled $990.8 million as of March 31, 2017, an increase of $15.0 million, or 1.5%, compared to December 31, 2016.

The following table sets forth the composition of the Company’s deposits at the dates indicated.

	March 31,	December 31,	Increase (Decrease)
(dollars in thousands)	2017	2016	Amount	Percent
Demand deposit	$297,101	$296,519	$582	0.2%
Savings	112,104	109,414	2,690	2.5
Money market	258,434	264,784	(6,350)	(2.4)
NOW	323,161	305,092	18,069	5.9
Certificates of deposit	281,346	272,263	9,083	3.3

Total deposits	$1,272,146	$1,248,072	$24,074	1.9%

Federal Home Loan Bank Advances – Short-term FHLB advances totaled $40.0 million as of March 31, 2017 and December 31, 2016. Long-term FHLB advances totaled $78.2 million as of March 31, 2017, a decrease of $349,000, or 0.4%, compared December 31, 2016.

Shareholders’ Equity – Shareholders’ equity increased $4.9 million, or 2.7%, from $179.8 million as of December 31, 2016 to $184.7 million as of March 31, 2017.

As of March 31, 2017, the Company and the Bank had regulatory capital that were well in excess of regulatory requirements. The following table presents actual and required capital ratios for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2017 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Phase-In Schedule		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Tier 1 risk-based capital	$172,708	14.76%	$84,828	7.25%	$99,454	8.50%	N/A	N/A
Total risk-based capital	185,625	15.86	108,229	9.25	122,855	10.50	N/A	N/A
Tier 1 leverage capital	172,708	11.15	61,974	4.00	61,974	4.00	N/A	N/A

	Actual		Minimum Capital Required – Basel III Phase-In Schedule		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$157,124	13.44%	$67,200	5.75%	$81,809	7.00%	$75,965	6.50%
Tier 1 risk-based capital	157,124	13.44	84,730	7.25	99,339	8.50	93,496	8.00
Total risk-based capital	170,041	14.55	108,104	9.25	122,713	10.50	116,870	10.00
Tier 1 leverage capital	157,124	10.15	61,929	4.00	61,929	4.00	77,411	5.00

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity Management

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring adequate cash flow exists to meet the Company’s needs, including operating, strategic and capital. The Company develops its liquidity management strategies as part of its overall asset/liability management process. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity. As of March 31, 2017, cash and cash equivalents totaled $52.4 million. At such date, investment securities available for sale totaled $192.2 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. As of March 31, 2017, certificates of deposit maturing within the next 12 months totaled $177.3 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended March 31, 2017, the average balance of outstanding FHLB advances was $118.3 million. As of March 31, 2017, the Company had $118.2 million in total outstanding FHLB advances and had $497.9 million in additional FHLB advances available.

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

Asset/Liability Management

The objective of asset/liability management is to implement strategies for the funding and deployment of the Company’s financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk. Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of March 31, 2017.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	1.0%
+200	0.9
+100	0.7

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of March 31, 2017 and December 31, 2016.

	Contract Amount
(dollars in thousands)	March 31, 2017	December 31, 2016
Standby letters of credit	$4,161	$5,233
Available portion of lines of credit	142,293	141,968
Undisbursed portion of loans in process	49,378	62,791
Commitments to originate loans	94,261	98,714

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

RESULTS OF OPERATIONS

During the first quarter of 2017, the Company earned $5.0 million, an increase of $1.7 million, or 49.4%, compared to the first quarter of 2016. Diluted earnings per share for the first quarter of 2017 were $0.69, an increase of $0.22, or 46.8%, compared to the first quarter of 2016. The first quarter of 2017 includes a gain on the sale of a banking center totaling $380,000 ($247,000, net of taxes). The first quarter of 2016 includes merger expenses related to the Louisiana Bancorp acquisition totaling $613,000 ($398,000, net of taxes). Excluding the gain on the sale of a banking center and merger-related expenses, net income for the first quarter of 2017 increased 27.0% compared to the first quarter of 2016 and diluted earnings per share increased 24.5% compared to the first quarter of 2016 (see the “Non-GAAP Reconciliation” on page 30).

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 4.29% and 4.28% for the three months ended March 31, 2017 and March 31, 2016, respectively. The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.42% and 4.40% for the three months ended March 31, 2017 and March 31, 2016, respectively. The increase in the net interest margin in the first quarter of 2017 compared to the first quarter of 2016 was due primarily to higher average loan yields on the acquired portfolio.

Net interest income totaled $16.0 million for the three months ended March 31, 2017, an increase of $247,000, or 1.6%, compared to the three months ended March 31, 2016. The increase in net interest income was due primarily to a $343,000 increase in accretion income on acquired loans. Interest expense increased $68,000, or 5.1%, in the first quarter of 2017 compared to the first quarter of 2016. During the quarter, the average volume of deposits increased with a slight increase in funding cost.

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

	Three Months Ended March 31,
	2017			2016
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate(1)
Interest-earning assets:
Loans receivable(1)
Originated loans	$900,852	$11,321	5.17%	$813,220	$5,544	5.12%
Acquired loans	329,555	4,922	5.99	412,357	10,474	5.35

Loans receivable(1)	1,230,407	16,243	5.29	1,225,577	16,018	5.20
Investment securities
Taxable	167,757	866	2.06	153,336	798	2.08
Tax-exempt (TE)	32,700	163	3.06	35,213	173	3.02

Total investment securities	200,457	1,029	2.23	188,549	971	2.26
Other interest-earning assets	24,932	91	1.49	15,949	59	1.50

Total interest-earning assets (TE)	1,455,796	17,363	4.81	1,430,075	17,048	4.77
Noninterest-earning assets	105,486			114,835

Total assets	$1,561,282			$1,544,910

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$684,872	$415	0.25%	$678,682	$400	0.24%
Certificates of deposit	276,908	577	0.85	273,757	532	0.78

Total interest-bearing deposits	961,780	992	0.42	952,439	932	0.39
Short-term FHLB advances	40,000	64	0.64	41,005	43	0.42
Long term FHLB advances	78,308	338	1.72	84,986	351	1.65

Total interest-bearing liabilities	1,080,088	1,394	0.52	1,078,430	1,326	0.49
Noninterest-bearing liabilities	298,326			298,441

Total liabilities	1,378,414			1,376,871
Shareholders’ equity	182,868			168,039

Total liabilities and shareholders’ equity	$1,561,282			$1,544,910

Net interest-earning assets	$375,708			$351,645

Net interest spread (TE)		$15,969	4.29%		$15,722	4.28%

Net interest margin (TE)			4.42%			4.40%

(1)	Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process. Acquired loans were recorded at fair value upon acquisition and accrete interest income over the remaining lives of the respective loans.

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

	For the Three Months Ended
	March 31,
	2017 Compared to 2016 Change Attributable To
(dollars in thousands)	Rate	Volume	Total Increase (Decrease)
Interest income:
Loans receivable	109	116	225
Investment securities (TE)	—	58	58
Other interest-earning assets	(1)	33	32

Total interest income	108	207	315

Interest expense:
Savings, checking and money market accounts	8	7	15
Certificates of deposit	42	4	46
FHLB advances	37	(30)	7

Total interest expense	87	(19)	68

Increase (decrease) in net interest income	21	226	247

Provision for Loan Losses – For the quarter ended March 31, 2017, the Company recorded a provision for loan losses of $307,000, which was 63.9% lower than the $850,000 recorded for the same period in 2016. Net loan recoveries amounted to $100,000 during the first quarter of 2017 compared to virtually no net loan charge-offs during the first quarter of 2016.

As of March 31, 2017, the Company’s ratio of allowance for loan losses to total loans was 1.05%, compared to 1.02% and 0.85% at December 31, 2016 and March 31, 2016, respectively. Excluding acquired loans, the ratio of allowance for loan losses to total loans was 1.38% at March 31, 2017, compared to 1.38% and 1.20% at December 31, 2016 and March 31, 2016, respectively. The ratio of non-performing loans to total assets was 0.92% at March 31, 2017, compared to 0.88% at December 31, 2016.

Noninterest Income – The Company’s noninterest income was $2.8 million for the quarter ended March 31, 2017, $259,000, or 10.1%, higher than the $2.6 million earned for the same period in 2016. The increase in noninterest income for the comparative periods resulted primarily from a gain of $380,000 on the sale of a banking center during the first quarter of 2017. Excluding the gain on the banking center, noninterest income totaled $2.4 million, a decrease of $121,000, or 4.7%, compared to the first quarter of 2016. In the first quarter of 2017 compared to the first quarter of 2016, noninterest income reflected lower service fees and charges (down $99,000) and other income (down $65,000), which were partially offset by higher bank card fees (up $82,000).

Noninterest Expense – The Company’s noninterest expense was $11.0 million for the three months ended March 31, 2017, $1.3 million, or 10.6%, lower than the $12.3 million recorded for the same period in 2016. Noninterest expense for the first quarter of 2016 includes merger expenses related to the acquisition of Louisiana Bancorp totaling $613,000. Excluding merger-related expenses, the decrease in noninterest expense resulted primarily from reduced compensation and benefits expenses (down $373,000) and expenses on foreclosed assets (down $177,000).

Income Taxes – For the quarters ended March 31, 2017 and March 31, 2016, the Company incurred income tax expense of $2.5 million and $1.7 million, respectively. The Company’s effective tax rate was 32.9% and 34.3% during the first quarters of 2017 and 2016, respectively. Differences between the effective tax rate and the statutory tax rate primarily relate to variances in items that are non-taxable or non-deductible (e.g., state tax, tax-exempt income, merger-related expenses, etc.).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at March 31, 2017 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for December 31, 2016 filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds.

The Company’s purchases of its common stock made during the quarter consisted of stock repurchases under the Company’s approved plans and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
January 1 – January 31, 2017	66	35.82	368,679	368,679
February 1 – February 28, 2017	25	35.15	368,654	368,654
March 1 – March 31, 2017	—	—	368,654	368,654

Total	91	35.64	368,654	368,654

(1)	On June 7, 2013, the Company announced the commencement of a stock repurchase program. Under the plan, the Company can repurchase up to 370,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions. On April 26, 2016, the Company announced a new stock repurchase program. Under the plan, the Company can repurchase up to 365,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Financial Statement Schedules.

No.	Description

31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer

32.0	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP, INC.

May 8, 2017	By:	/s/ John W. Bordelon
John W. Bordelon
President, Chief Executive Officer and Director

May 8, 2017	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer

May 8, 2017	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank, N.A. First Vice President and Director of Financial Management