Form 10-Q
period 2017-06-30
HOME BANCORP, INC.
filed 2017-08-08
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2017

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At July 31, 2017, the registrant had 7,402,376 shares of common stock, $0.01 par value, outstanding.

HOME BANCORP, INC. and SUBSIDIARY

i

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)	(Audited)
	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$51,702,408	$29,314,741
Interest-bearing deposits in banks	1,391,000	1,884,000
Investment securities available for sale, at fair value	197,376,270	183,729,857
Investment securities held to maturity (fair values of $13,321,862 and $13,362,062, respectively)	13,201,149	13,365,479
Mortgage loans held for sale	4,297,920	4,156,186
Loans, net of unearned income	1,218,762,771	1,227,833,309
Allowance for loan losses	(13,009,695)	(12,510,708)

Total loans, net of unearned income and allowance for loan losses	1,205,753,076	1,215,322,601

Office properties and equipment, net	38,532,534	39,566,639
Cash surrender value of bank-owned life insurance	20,389,918	20,149,553
Accrued interest receivable and other assets	41,536,229	49,242,977

Total Assets	$1,574,180,504	$1,556,732,033

Liabilities
Deposits:
Noninterest-bearing	$306,674,160	$296,519,496
Interest-bearing	1,002,563,337	951,552,957

Total deposits	1,309,237,497	1,248,072,453
Short-term Federal Home Loan Bank (FHLB) advances	—	40,000,000
Long-term Federal Home Loan Bank (FHLB) advances	67,493,057	78,533,173
Accrued interest payable and other liabilities	8,511,085	10,283,383

Total Liabilities	1,385,241,639	1,376,889,009

Shareholders’ Equity
Preferred stock, $0.01 par value -10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 7,401,396 and 7,350,102 shares issued and outstanding, respectively	74,015	73,502
Additional paid-in capital	80,765,704	79,425,604
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(4,017,050)	(4,195,590)
Recognition and Retention Plan (RRP)	(111,985)	(119,633)
Retained earnings	112,110,694	104,647,375
Accumulated other comprehensive income	117,487	11,766

Total Shareholders’ Equity	188,938,865	179,843,024

Total Liabilities and Shareholders’ Equity	$1,574,180,504	$1,556,732,033

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest Income
Loans, including fees	$16,167,363	$15,852,931	$32,410,631	$31,871,027
Investment securities:
Taxable interest	958,583	775,042	1,824,496	1,573,395
Tax-exempt interest	156,297	170,794	319,017	343,525
Other investments and deposits	116,526	67,207	207,891	126,589

Total interest income	17,398,769	16,865,974	34,762,035	33,914,536

Interest Expense
Deposits	1,149,489	919,152	2,141,929	1,851,004
Short-term FHLB advances	30,628	45,985	94,606	89,583
Long-term FHLB advances	321,201	348,200	658,848	698,829

Total interest expense	1,501,318	1,313,337	2,895,383	2,639,416

Net interest income	15,897,451	15,552,637	31,866,652	31,275,120
Provision for loan losses	150,000	1,050,000	456,832	1,900,000

Net interest income after provision for loan losses	15,747,451	14,502,637	31,409,820	29,375,120

Noninterest Income
Service fees and charges	990,432	1,001,856	1,927,361	2,038,266
Bank card fees	766,607	676,305	1,450,121	1,277,506
Gain on sale of loans, net	327,549	486,866	615,612	787,539
Income from bank-owned life insurance	121,649	119,967	240,365	240,679
(Loss) gain on the closure or sale of assets, net	(460,029)	640,573	(104,489)	640,580
Other income	417,739	521,946	860,784	1,030,221

Total noninterest income	2,163,947	3,447,513	4,989,754	6,014,791

Noninterest Expense
Compensation and benefits	6,892,412	6,920,908	13,667,861	14,121,944
Occupancy	1,272,246	1,322,342	2,492,129	2,631,939
Marketing and advertising	287,807	198,351	514,403	456,015
Data processing and communication	1,073,303	1,147,318	2,148,510	2,691,033
Professional services	181,517	259,344	412,887	553,551
Forms, printing and supplies	155,144	173,165	290,443	350,457
Franchise and shares tax	191,816	219,773	393,782	439,546
Regulatory fees	312,437	329,024	635,275	651,715
Foreclosed assets, net	(101,096)	307,425	(159,871)	425,802
Other expenses	785,290	977,858	1,686,170	1,874,695

Total noninterest expense	11,050,876	11,855,508	22,081,589	24,196,697

Income before income tax expense	6,860,522	6,094,642	14,317,985	11,193,214
Income tax expense	2,374,725	2,078,148	4,826,487	3,827,041

Net Income	$4,485,797	$4,016,494	$9,491,498	$7,366,173

Earnings per share:
Basic	$0.64	$0.59	$1.36	$1.08

Diluted	$0.62	$0.57	$1.31	$1.04

Cash dividends declared per common share	$0.14	$0.10	$0.27	$0.19

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$4,485,797	$4,016,494	$9,491,498	$7,366,173

Other Comprehensive Income
Unrealized gain on investment securities	$57,467	$356,059	$162,647	$1,753,305
Tax effect	(20,113)	(124,621)	(56,926)	(613,657)

Other comprehensive income, net of taxes	$37,354	$231,438	$105,721	$1,139,648

Comprehensive Income	$4,523,151	$4,247,932	$9,597,219	$8,505,821

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2015(1)	$72,399	$76,948,914	$(4,552,670)	$(158,590)	$91,864,543	$871,758	$165,046,354

Net income					7,366,173		7,366,173
Other comprehensive income						1,139,648	1,139,648
Purchase of Company’s common shares at cost, 10,500 shares	(105)	(105,265)			(184,706)		(290,076)
Cash dividends declared, $0.19 per share					(1,377,674)		(1,377,674)
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit 3,877 shares	39	3,442			(9,221)		(5,740)
Exercise of stock options	735	969,856					970,591
ESOP shares released for allocation		381,974	178,540				560,514
Restricted stock vesting		(7,912)		9,679			1,767
Share-based compensation cost		155,870					155,870

Balance, June 30, 2016	$73,068	$78,346,879	$(4,374,130)	$(148,911)	$97,659,115	$2,011,406	$173,567,427

Balance, December 31, 2016(1)	$73,502	$79,425,604	$(4,195,590)	$(119,633)	$104,647,375	$11,766	$179,843,024
Net income					9,491,498		9,491,498
Other comprehensive income						105,721	105,721
Purchase of Company’s common shares at cost, 91 shares	(1)	(539)			(1,684)		(2,224)
Cash dividends declared, $0.27 per share					(1,991,459)		(1,991,459)
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit 7,805 shares	78	17,055			(35,036)		(17,903)
Exercise of stock options	436	508,205					508,641
ESOP shares released for allocation		578,954	178,540				757,494
Restricted stock vesting		(3,553)		7,648			4,095
Share-based compensation cost		239,978					239,978

Balance, June 30, 2017	$74,015	$80,765,704	$(4,017,050)	$(111,985)	$112,110,694	$117,487	$188,938,865

(1)	Balances as of December 31, 2015 and December 31, 2016 are audited.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$9,491,498	$7,366,173
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	456,832	1,900,000
Depreciation	957,910	891,134
Amortization of purchase accounting valuations and intangibles	2,348,298	1,556,694
Net amortization of mortgage servicing asset	100,009	127,038
Federal Home Loan Bank stock dividends	(53,300)	(41,200)
Net amortization of premium on investments	827,562	757,273
Gain on loans sold, net	(615,612)	(787,539)
Proceeds, including principal payments, from loans held for sale	64,813,882	73,726,398
Originations of loans held for sale	(64,340,005)	(78,904,339)
Non-cash compensation	997,472	629,870
Deferred income tax benefit	(183,150)	(572,122)
Decrease (increase) in interest receivable and other assets	607,288	(1,201,300)
Increase in cash surrender value of bank-owned life insurance	(240,365)	(200,567)
Decrease in accrued interest payable and other liabilities	(1,772,297)	(5,993,749)

Net cash provided by (used in) operating activities	13,396,022	(746,236)

Cash flows from investing activities:
Purchases of securities available for sale	(33,716,007)	(13,339,070)
Proceeds from maturities, prepayments and calls on securities available for sale	19,569,009	16,309,127
Proceeds from maturities, prepayments and calls on securities held to maturity	—	235,000
Net decrease in loans	7,216,038	5,428,115
Decrease in interest bearing deposits in other banks	493,000	2,713,000
Proceeds from sale of repossessed assets	2,632,000	146,760
Purchases of office properties and equipment	(667,584)	(2,603,508)
Proceeds from sale of properties and equipment	639,290	3,746,095
Proceeds from redemption of Federal Home Loan Bank stock	4,180,100	—

Net cash provided by investing activities	345,846	12,635,519

Cash flows from financing activities:
Increase (decrease) in deposits	61,170,327	(19,153,324)
Borrowings on Federal Home Loan Bank advances	130,750,000	1,952,400,000
Repayments of Federal Home Loan Bank advances	(181,771,583)	(1,942,377,387)
Purchase of Company’s common stock	(2,224)	(290,076)
Proceeds from exercise of stock options	508,641	970,591
Issuance of stock under incentive plans	(17,903)	(5,740)
Payment of dividends on common stock	(1,991,459)	(1,377,674)

Net cash provided by (used in) financing activities	8,645,799	(9,833,610)

Net change in cash and cash equivalents	22,387,667	2,055,673
Cash and cash equivalents at beginning of year	29,314,741	24,797,599

Cash and cash equivalents at end of period	$51,702,408	$26,853,272

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Home Bancorp, Inc. (the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month and six month periods ended June 30, 2017 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2016.

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

In April 2017, FASB issued ASU No. 2017-8, “Receivables- Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The accounting for purchased callable debt securities held at a discount does not change under the new guidance. This ASU is effective for fiscal and interim periods beginning after December 15, 2018. The Company is currently assessing the amendment but does not anticipate it will have a material impact on our Consolidated Financial Statements.

3. Investment Securities

Summary information regarding the Company’s investment securities classified as available for sale and held to maturity as of June 30, 2017 and December 31, 2016 is as follows.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
June 30, 2017			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$75,257	$819	$278	$19	$75,779
Collateralized mortgage obligations	94,570	130	588	274	93,838
Municipal bonds	18,548	304	2	—	18,850
U.S. government agency	8,821	88	—	—	8,909

Total available for sale	$197,196	$1,341	$868	$293	$197,376

Held to maturity:
Municipal bonds	$13,201	$139	$18	$—	$13,322

Total held to maturity	$13,201	$139	$18	$—	$13,322

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2016			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$78,361	$938	$368	$—	$78,931
Collateralized mortgage obligations	75,193	84	613	334	74,330
Municipal bonds	21,212	260	44	—	21,428
U.S. government agency	8,946	95	—	—	9,041

Total available for sale	$183,712	$1,377	$1,025	$334	$183,730

Held to maturity:
Municipal bonds	$13,365	$69	$72	$—	$13,362

Total held to maturity	$13,365	$69	$72	$—	$13,362

The estimated fair value and amortized cost by contractual maturity of the Company’s investment securities as of June 30, 2017 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$123	$5,525	$32,337	$37,794	$75,779
Collateralized mortgage obligations	—	1,835	4,990	87,013	93,838
Municipal bonds	1,549	9,295	7,475	531	18,850
U.S. government agency	1,005	5,011	2,893	—	8,909

Total available for sale	$2,677	$21,666	$47,695	$125,338	197,376

Securities held to maturity:
Municipal bonds	$—	$4,900	$6,773	$1,649	$13,322

Total investment securities	$2,677	$26,566	$54,468	$126,987	$210,698

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$120	$5,490	$32,345	$37,302	$75,257
Collateralized mortgage obligations	—	1,825	5,006	87,739	94,570
Municipal bonds	1,541	9,146	7,355	506	18,548
U.S. government agency	1,000	4,994	2,827	—	8,821

Total available for sale	$2,661	$21,455	$47,533	$125,547	$197,196

Securities held to maturity:
Municipal bonds	$—	$4,852	$6,705	$1,644	$13,201

Total investment securities	$2,661	$26,307	$54,238	$127,191	$210,397

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

As of June 30, 2017, 64 of the Company’s debt securities had unrealized losses totaling 1.2% of the individual securities’ amortized cost basis and 0.6% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 12 of the 64 securities had been in a continuous loss position for over 12 months. The 12 securities had an aggregate amortized cost basis of $10.9 million and an unrealized loss of $293,000 at June 30, 2017. Management has the intent and ability to hold these debt securities until maturity, or until anticipated recovery; hence, no declines in these 64 securities were deemed other-than-temporary at June 30, 2017.

As of June 30, 2017 and December 31, 2016, the Company had $105,495,000 and $91,773,000, respectively, of securities pledged to secure public deposits.

4. Earnings Per Share

Earnings per common share were computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Numerator:
Net income available to common shareholders	$4,486	$4,016	$9,491	$7,366

Denominator:
Weighted average common shares outstanding	6,972	6,816	6,954	6,800
Effect of dilutive securities:
Restricted stock	3	4	3	4

Stock options	259	268	264	266

Weighted average common shares outstanding – assuming dilution	7,234	7,088	7,221	7,070

Basic earnings per common share	$0.64	$0.59	$1.36	$1.08

Diluted earnings per common share	$0.62	$0.57	$1.31	$1.04

Options on 62,196 and 33,180 shares of common stock were not included in the computation of diluted earnings per share for the three months ended June 30, 2017 and June 30, 2016, respectively, because the effect of these shares was anti-dilutive. Options on 52,761 and 51,138 shares of common stock were not included in the computation of diluted earnings per share for the six months ended June 30, 2017 and June 30, 2016, respectively, because the effect of these shares was anti-dilutive.

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

The allowance for loan losses and recorded investment in loans as of the dates indicated are as follows.

	As of June 30, 2017
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,503	$—	$59	$1,562
Home equity loans and lines	681	348	62	1,091
Commercial real estate	4,441	6	—	4,447
Construction and land	1,540	—	7	1,547
Multi-family residential	373	—	—	373
Commercial and industrial	2,416	934	153	3,503
Consumer	485	—	2	487

Total allowance for loan losses	$11,439	$1,288	$283	$13,010

	As of June 30, 2017
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Recorded investment in loans:
One- to four-family first mortgage	$188,799	$—	$148,915	$337,714
Home equity loans and lines	50,361	937	36,094	87,392
Commercial real estate	352,879	458	101,217	454,554
Construction and land	117,407	—	1,819	119,226
Multi-family residential	32,096	—	16,380	48,476
Commercial and industrial	119,482	5,286	7,164	131,932
Consumer	38,203	—	1,266	39,469

Total loans	$899,227	$6,681	$312,855	$1,218,763

	As of December 31, 2016
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,397	$39	$75	$1,511
Home equity loans and lines	654	—	74	728
Commercial real estate	4,158	19	—	4,177
Construction and land	1,763	—	19	1,782
Multi-family residential	361	—	—	361
Commercial and industrial	2,579	737	123	3,439
Consumer	513	—	—	513

Total allowance for loan losses	$11,425	$795	$291	$12,511

	As of December 31, 2016
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Recorded investment in loans:
One- to four-family first mortgage	$176,392	$252	$165,239	$341,883
Home equity loans and lines	47,865	—	40,956	88,821
Commercial real estate	321,361	462	105,692	427,515
Construction and land	138,955	—	2,212	141,167
Multi-family residential	26,941	—	19,428	46,369
Commercial and industrial	126,791	4,844	8,175	139,810
Consumer	40,827	—	1,441	42,268

Total loans	$879,132	$5,558	$343,143	$1,227,833

(1)	$10.7 million and $13.1 million in acquired loans were deemed to be acquired impaired loans and were accounted for under ASC 310-30 at June 30, 2017 and December 31, 2016, respectively.

A summary of activity in the allowance for loan losses for the six months ended June 30, 2017 and June 30, 2016 follows.

	For the Six Months Ended June 30, 2017
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,436	$—	$—	$67	$1,503
Home equity loans and lines	654	(10)	16	369	1,029
Commercial real estate	4,177	—	—	270	4,447
Construction and land	1,763	—	—	(223)	1,540
Multi-family residential	361	—	—	12	373
Commercial and industrial	3,316	(58)	113	(21)	3,350
Consumer	513	(23)	4	(9)	485

Total allowance for loan losses	$12,220	$(91)	$133	$465	$12,727

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$75	$—	$—	$(16)	$59
Home equity loans and lines	74	—	—	(12)	62
Commercial real estate	—	—	—	—	—
Construction and land	19	—	—	(12)	7
Multi-family residential	—	—	—	—	—
Commercial and industrial	123	—	—	30	153
Consumer	—	—	—	2	2

Total allowance for loan losses	$291	$—	$—	$(8)	$283

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,511	$—	$—	$51	$1,562
Home equity loans and lines	728	(10)	16	357	1,091
Commercial real estate	4,177	—	—	270	4,447
Construction and land	1,782	—	—	(235)	1,547
Multi-family residential	361	—	—	12	373
Commercial and industrial	3,439	(58)	113	9	3,503
Consumer	513	(23)	4	(7)	487

Total allowance for loan losses	$12,511	$(91)	$133	$457	$13,010

	For the Six Months Ended June 30, 2016
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,372	$—	$—	$108	$1,480
Home equity loans and lines	536	(9)	1	121	649
Commercial real estate	3,152	—	1	643	3,796
Construction and land	1,360	—	52	53	1,465
Multi-family residential	173	—	—	21	194
Commercial and industrial	2,010	(78)	28	975	2,935
Consumer	571	(99)	10	75	557

Total allowance for loan losses	$9,174	$(186)	$92	$1,996	$11,076

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$92	$—	$—	$8	$100
Home equity loans and lines	224	—	—	(150)	74
Commercial real estate	—	—	—	—	—
Construction and land	57	—	—	17	74
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	94	29	123
Consumer	—	—	—	—	—

Total allowance for loan losses	$373	$—	$94	$(96)	$371

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,464	$—	$—	$116	$1,580
Home equity loans and lines	760	(9)	1	(29)	723
Commercial real estate	3,152	—	1	643	3,796
Construction and land	1,417	—	52	70	1,539
Multi-family residential	173	—	—	21	194
Commercial and industrial	2,010	(78)	122	1,004	3,058
Consumer	571	(99)	10	75	557

Total allowance for loan losses	$9,547	$(186)	$186	$1,900	$11,447

The following tables present the Company’s loan portfolio by credit quality classification as of the dates indicated.

	June 30, 2017
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$186,816	$430	$1,553	$—	$188,799
Home equity loans and lines	49,080	304	1,914	—	51,298
Commercial real estate	343,249	772	9,316	—	353,337
Construction and land	116,324	217	866	—	117,407
Multi-family residential	32,096	—	—	—	32,096
Commercial and industrial	108,487	5,670	10,611	—	124,768
Consumer	37,688	175	340	—	38,203

Total originated loans	$873,740	$7,568	$24,600	$—	$905,908

Acquired loans:
One- to four-family first mortgage	$145,941	$226	$2,748	$—	$148,915
Home equity loans and lines	35,959	44	91	—	36,094
Commercial real estate	98,146	1,716	1,355	—	101,217
Construction and land	1,274	—	545	—	1,819
Multi-family residential	16,049	—	331	—	16,380
Commercial and industrial	4,358	—	2,806	—	7,164
Consumer	1,232	34	—	—	1,266

Total acquired loans	$302,959	$2,020	$7,876	$—	$312,855

Total:
One- to four-family first mortgage	$332,757	$656	$4,301	$—	$337,714
Home equity loans and lines	85,039	348	2,005	—	87,392
Commercial real estate	441,395	2,488	10,671	—	454,554
Construction and land	117,598	217	1,411	—	119,226
Multi-family residential	48,145	—	331	—	48,476
Commercial and industrial	112,845	5,670	13,417	—	131,932
Consumer	38,920	209	340	—	39,469

Total loans	$1,176,699	$9,588	$32,476	$—	$1,218,763

	December 31, 2016
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$175,045	$276	$1,323	$—	$176,644
Home equity loans and lines	46,536	331	998	—	47,865
Commercial real estate	311,517	822	9,484	—	321,823
Construction and land	138,000	22	933	—	138,955
Multi-family residential	26,941	—	—	—	26,941
Commercial and industrial	114,962	5,979	10,694	—	131,635
Consumer	40,369	98	360	—	40,827

Total originated loans	$853,370	$7,528	$23,792	$—	$884,690

Acquired loans:
One- to four-family first mortgage	$162,037	$245	$2,957	$—	$165,239
Home equity loans and lines	40,812	47	97	—	40,956
Commercial real estate	101,546	2,758	1,388	—	105,692
Construction and land	1,537	71	604	—	2,212
Multi-family residential	19,250	—	178	—	19,428
Commercial and industrial	4,843	—	3,332	—	8,175
Consumer	1,401	38	2	—	1,441

Total acquired loans	$331,426	$3,159	$8,558	$—	$343,143

Total:
One- to four-family first mortgage	$337,082	$521	$4,280	$—	$341,883
Home equity loans and lines	87,348	378	1,095	—	88,821
Commercial real estate	413,063	3,580	10,872	—	427,515
Construction and land	139,537	93	1,537	—	141,167
Multi-family residential	46,191	—	178	—	46,369
Commercial and industrial	119,805	5,979	14,026	—	139,810
Consumer	41,770	136	362	—	42,268

Total loans	$1,184,796	$10,687	$32,350	$—	$1,227,833

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

•	Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in the collateral values.

•	Substandard loans have an existing specific and well-defined weakness that may include poor liquidity and deterioration of financial performance. Such loans may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

In addition, residential loans are classified using an inter-agency regulatory methodology that incorporates the extent of delinquencies and loan-to-value ratios. These classifications were the most current available as of the dates indicated and were generally updated within the quarter.

Age analysis of past due loans as of the dates indicated are as follows.

	June 30, 2017
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,485	$276	$228	$1,989	$186,810	$188,799
Home equity loans and lines	18	—	937	955	50,343	51,298
Commercial real estate	786	—	23	809	352,528	353,337
Construction and land	7	—	—	7	117,400	117,407
Multi-family residential	—	—	—	—	32,096	32,096

Total real estate loans	2,296	276	1,188	3,760	739,177	742,937

Other loans:
Commercial and industrial	1,584	55	1,545	3,184	121,584	124,768
Consumer	250	50	138	438	37,765	38,203

Total other loans	1,834	105	1,683	3,622	159,349	162,971

Total originated loans	$4,130	$381	$2,871	$7,382	$898,526	$905,908

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,101	$332	$1,654	$3,087	$145,828	$148,915
Home equity loans and lines	136	33	20	189	35,905	36,094
Commercial real estate	70	—	363	433	100,784	101,217
Construction and land	1	3	—	4	1,815	1,819
Multi-family residential	—	—	164	164	16,216	16,380

Total real estate loans	1,308	368	2,201	3,877	300,548	304,425

Other loans:
Commercial and industrial	—	—	—	—	7,164	7,164
Consumer	9	—	—	9	1,257	1,266

Total other loans	9	—	—	9	8,421	8,430

Total acquired loans	$1,317	$368	$2,201	$3,886	$308,969	$312,855

Total loans:
Real estate loans:
One- to four-family first mortgage	$2,586	$608	$1,882	$5,076	$332,638	$337,714
Home equity loans and lines	154	33	957	1,144	86,248	87,392
Commercial real estate	856	—	386	1,242	453,312	454,554
Construction and land	8	3	—	11	119,215	119,226
Multi-family residential	—	—	164	164	48,312	48,476

Total real estate loans	3,604	644	3,389	7,637	1,039,725	1,047,362

Other loans:
Commercial and industrial	1,584	55	1,545	3,184	128,748	131,932
Consumer	259	50	138	447	39,022	39,469

Total other loans	1,843	105	1,683	3,631	167,770	171,401

Total loans	$5,447	$749	$5,072	$11,268	$1,207,495	$1,218,763

	December 31, 2016
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$651	$—	$563	$1,214	$175,430	$176,644
Home equity loans and lines	37	29	—	66	47,799	47,865
Commercial real estate	475	—	587	1,062	320,761	321,823
Construction and land	467	—	12	479	138,476	138,955
Multi-family residential	—	—	—	—	26,941	26,941

Total real estate loans	1,630	29	1,162	2,821	709,407	712,228

Other loans:
Commercial and industrial	656	706	650	2,012	129,623	131,635
Consumer	531	97	192	820	40,007	40,827

Total other loans	1,187	803	842	2,832	169,630	172,462

Total originated loans	$2,817	$832	$2,004	$5,653	$879,037	$884,690

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,471	$969	$2,025	$4,465	$160,774	$165,239
Home equity loans and lines	136	27	38	201	40,755	40,956
Commercial real estate	—	—	1,164	1,164	104,528	105,692
Construction and land	21	—	30	51	2,161	2,212
Multi-family residential	19	—	—	19	19,409	19,428

Total real estate loans	1,647	996	3,257	5,900	327,627	333,527

Other loans:
Commercial and industrial	—	—	—	—	8,175	8,175
Consumer	2	8	2	12	1,429	1,441

Total other loans	2	8	2	12	9,604	9,616

Total acquired loans	$1,649	$1,004	$3,259	$5,912	$337,231	$343,143

Total loans:
Real estate loans:
One- to four-family first mortgage	$2,122	$969	$2,588	$5,679	$336,204	$341,883
Home equity loans and lines	173	56	38	267	88,554	88,821
Commercial real estate	475	—	1,751	2,226	425,289	427,515
Construction and land	488	—	42	530	140,637	141,167
Multi-family residential	19	—	—	19	46,350	46,369

Total real estate loans	3,277	1,025	4,419	8,721	1,037,034	1,045,755

Other loans:
Commercial and industrial	656	706	650	2,012	137,798	139,810
Consumer	533	105	194	832	41,436	42,268

Total other loans	1,189	811	844	2,844	179,234	182,078

Total loans	$4,466	$1,836	$5,263	$11,565	$1,216,268	$1,227,833

Excluding Acquired Loans with deteriorated credit quality, as of June 30, 2017 and December 31, 2016, the Company did not have any loans greater than 90 days past due and accruing.

The following table summarize the accretable yield on loans accounted for under ASC 310-30 as of the dates indicated.

	For the Six Months Ended
(dollars in thousands)	June 30, 2017	June 30, 2016
Balance at beginning of period	$(11,091)	$(16,792)
Accretion	1,746	3,437
Transfers from nonaccretable difference to accretable yield	(1,538)	(586)

Balance at end of period	$(10,883)	$(13,941)

The following is a summary of information pertaining to Originated Loans, which were deemed to be impaired loans as of the dates indicated.

	As of June 30, 2017
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	476	476	—	317	12
Commercial real estate	22	23	—	15	1
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	3,203	3,336	—	3,359	95
Consumer	—	—	—	—	—

Total	$3,701	$3,835	$—	$3,691	$108

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$83	$—
Home equity loans and lines	461	461	348	307	11
Commercial real estate	435	470	6	448	10
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	2,083	2,170	934	1,967	56
Consumer	—	—	—	—	—

Total	$2,979	$3,101	$1,288	$2,805	$77

Total impaired Originated Loans:
One- to four-family first mortgage	$—	$—	$—	$83	$—
Home equity loans and lines	937	937	348	624	23
Commercial real estate	457	493	6	463	11
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	5,286	5,506	934	5,326	151
Consumer	—	—	—	—	—

Total	$6,680	$6,936	$1,288	$6,496	$185

	As of December 31, 2016
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	3,144	3,178	—	262	166
Consumer	—	—	—	—	—

Total	$3,144	$3,178	$—	$262	$166

With an allowance recorded:
One- to four-family first mortgage	$252	$260	$39	$93	$13
Home equity loans and lines	—	—	—	—	—
Commercial real estate	462	483	19	423	14
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,700	1,737	737	1,635	87
Consumer	—	—	—	—	—

Total	$2,414	$2,480	$795	$2,151	$114

Total impaired loans:
One- to four-family first mortgage	$252	$260	$39	$93	$13
Home equity loans and lines	—	—	—	—	—
Commercial real estate	462	483	19	423	14
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	4,844	4,915	737	1,897	253
Consumer	—	—	—	—	—

Total	$5,558	$5,658	$795	$2,413	$280

	As of June 30, 2016
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$—	$—

With an allowance recorded:
One- to four-family first mortgage	$77	$81	$35	$81	$3
Home equity loans and lines	—	—	—	—	—
Commercial real estate	624	650	124	252	12
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,139	1,170	442	965	32
Consumer	—	—	—	—	—

Total	$1,840	$1,901	$601	$1,298	$47

Total impaired loans:
One- to four-family first mortgage	$77	$81	$35	$81	$3
Home equity loans and lines	—	—	—	—	—
Commercial real estate	624	650	124	252	12
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,139	1,170	442	965	32
Consumer	—	—	—	—	—

Total	$1,840	$1,901	$601	$1,298	$47

A summary of information pertaining to nonaccrual loans as of dates indicated is as follows.

	June 30, 2017			December 31, 2016
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans:
One- to four-family first mortgage	$1,130	$944	2,074	$891	$833	$1,724
Home equity loans and lines	1,848	86	1,934	998	90	1,088
Commercial real estate	2,961	164	3,125	1,799	164	1,963
Construction and land	—	—	—	12	63	75
Multi-family residential	—	164	164	—	—	—
Commercial and industrial	8,007	260	8,267	8,230	312	8,542
Consumer	340	—	340	360	1	361

Total	$14,286	$1,618	$15,904	$12,290	$1,463	$13,753

(1)	Table excludes acquired loans which were being accounted for under ASC 310-30 because they continue to earn interest from accretable yield regardless of their status as past due or otherwise not in compliance with their contractual terms. Acquired loans with deteriorated credit quality, which were being accounted for under ASC 310-30 and which were 90 days or more past due, totaled $1.7 million and $2.7 million as of June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017, the Company had no outstanding commitments to lend additional funds to any customer whose loan was classified as impaired.

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

Information about the Company’s TDRs is presented in the following tables.

	As of June 30, 2017
(dollars in thousands)	Current	Past Due Greater Than 30 Days and Accruing	Nonaccrual TDRs	Total TDRs
Originated loans:

Real estate loans:
One- to four-family first mortgage	$430	$—	$426	$856
Home equity loans and lines	369	—	868	1,237
Commercial real estate	99	—	1,558	1,657
Construction and land	186	—	—	186
Multi-family residential	—	—	—	—

Total real estate loans	1,084	—	2,852	3,936

Other loans:
Commercial and industrial	—	—	6,399	6,399
Consumer	—	—	202	202

Total other loans	—	—	6,601	6,601

Total originated loans	$1,084	$—	$9,453	$10,537

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$220	$71	$124	$415
Home equity loans and lines	—	—	73	73
Commercial real estate	1,128	—	—	1,128
Construction and land	—	—	—	—
Multi-family residential	—	—	—	—

Total real estate loans	1,348	71	197	1,616

Other loans:
Commercial and industrial	1,644	—	260	1,904
Consumer	—	—	—	—

Total other loans	1,644	—	260	1,904

Total acquired loans	$2,992	$71	$457	$3,520

Total loans:
Real estate loans:
One- to four-family first mortgage	$650	$71	$550	$1,271
Home equity loans and lines	369	—	941	1,310
Commercial real estate	1,227	—	1,558	2,785
Construction and land	186	—	—	186
Multi-family residential	—	—	—	—

Total real estate loans	2,432	71	3,049	5,552

Other loans:
Commercial and industrial	1,644	—	6,659	8,303
Consumer	—	—	202	202

Total other loans	1,644	—	6,861	8,505

Total loans	$4,076	$71	$9,910	$14,057

	As of December 31, 2016
(dollars in thousands)	Current	Past Due Greater Than 30 Days and Accruing	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$276	$—	$327	$603
Home equity loans and lines	331	—	988	1,319
Commercial real estate	102	—	1,717	1,819
Construction and land	562	—	—	562
Multi-family residential	—	—	—	—

Total real estate loans	1,271	—	3,032	4,303

Other loans:
Commercial and industrial	—	—	6,775	6,775
Consumer	—	—	168	168

Total other loans	—	—	6,943	6,943

Total originated loans	$1,271	$—	$9,975	$11,246

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$292	$86	$60	$438
Home equity loans and lines	—	—	62	62
Commercial real estate	288	860	—	1,148
Construction and land	—	—	—	—
Multi-family residential	—	—	—	—

Total real estate loans	580	946	122	1,648

Other loans:
Commercial and industrial	1,853	—	313	2,166
Consumer	—	—	—	—

Total other loans	1,853	—	313	2,166

Total acquired loans	$2,433	$946	$435	$3,814

Total loans:
Real estate loans:
One- to four-family first mortgage	$568	$86	$387	$1,041
Home equity loans and lines	331	—	1,050	1,381
Commercial real estate	390	860	1,717	2,967
Construction and land	562	—	—	562
Multi-family residential	—	—	—	—

Total real estate loans	1,851	946	3,154	5,951
Other loans:
Commercial and industrial	1,853	—	7,088	8,941
Consumer	—	—	168	168

Total other loans	1,853	—	7,256	9,109

Total loans	$3,704	$946	$10,410	$15,060

A summary of information pertaining to loans modified as of the periods indicated is as follows.

	For the Six Months Ended
	June 30, 2017			June 30, 2016
(dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
One- to four-family first mortgage	5	$275	$272	8	$1,345	$891
Home equity loans and lines	1	15	14	3	1,191	1,191
Commercial real estate	1	448	448	4	1,259	1,209
Construction and land	—	—	—	3	546	315
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	1	1,461	1,169	16	3,753	3,752
Other consumer	2	60	57	1	51	44

Total	10	$2,259	$1,960	35	$8,145	$7,402

None of the performing troubled debt restructurings as of June 30, 2017 had defaulted subsequent to the restructuring through the date the financial statements were available to be issued.

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

Management primarily identifies investment securities, which may have traded in illiquid or inactive markets, by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of June 30, 2017, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets measured for fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

		Fair Value Measurements Using
(dollars in thousands)	June 30, 2017	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$75,779	$—	$75,779	$—
Collateralized mortgage obligations	93,838	—	93,838	—
Municipal bonds	18,850	—	18,850	—
U.S. government agency	8,909	—	8,909	—

Total	$197,376	$—	$197,376	$—

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2016	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$78,931	$—	$78,931	$—
Collateralized mortgage obligations	74,330	—	74,330	—
Municipal bonds	21,428	—	21,428	—
U.S. government agency	9,041	—	9,041	—

Total	$183,730	$—	$183,730	$—

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

		Fair Value Measurements Using
(dollars in thousands)	June 30, 2017	Level 1	Level 2	Level 3
Repossessed assets	$587	$—	$—	$587
Impaired loans	6,680	—	—	6,680

Total	$7,267	$—	$—	$7,267

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2016	Level 1	Level 2	Level 3
Repossessed assets	$2,893	$—	$—	$2,893
Impaired loans	4,763	—	—	4,763

Total	$7,656	$—	$—	$7,656

The following table shows significant observable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of June 30, 2017
Repossessed assets	$587	Third party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	6% - 100%	15%
Impaired loans	$6,680	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	19%
As of December 31, 2016
Repossessed assets	$2,893	Third party appraisals, sales contracts, Broker price opinions	Collateral discounts and estimated costs to sell	6% - 96%	19%
Impaired loans	$4,763	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	15%

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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at June 30, 2017
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$51,702	$51,702	$51,702	$—	$—
Interest-bearing deposits in banks	1,391	1,391	1,391	—	—
Investment securities available for sale	197,376	197,376	—	197,376	—
Investment securities held to maturity	13,201	13,322	—	13,322	—
Mortgage loans held for sale	4,298	4,298	—	4,298	—
Loans, net	1,205,753	1,206,984	—	1,200,304	6,680
Cash surrender value of BOLI	20,390	20,390	20,390	—	—

Financial Liabilities
Deposits	$1,309,237	$1,309,351	$—	$1,309,351	$—
Short-term FHLB advances	—	—	—	—	—
Long-term FHLB advances	67,493	67,274	—	67,274	—

		Fair Value Measurements at December 31, 2016
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$29,315	$29,315	$29,315	$—	$—
Interest-bearing deposits in banks	1,884	1,884	1,884	—	—
Investment securities available for sale	183,730	183,730	—	183,730	—
Investment securities held to maturity	13,365	13,362	—	13,362	—
Mortgage loans held for sale	4,156	4,156	—	4,156	—
Loans, net	1,215,323	1,205,538	—	1,200,775	4,763
Cash surrender value of BOLI	20,150	20,150	20,150	—	—

Financial Liabilities
Deposits	$1,248,072	$1,247,526	$—	$1,247,526	$—
Short-term FHLB advances	40,000	40,000	40,000	—	—
Long-term FHLB advances	78,533	78,039	—	78,039	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Home Bank, N. A. (the “Bank”), from December 31, 2016 through June 30, 2017 and on its results of operations for the three and six months ended June 30, 2017 and June 30, 2016. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

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

EXECUTIVE OVERVIEW

During the second quarter of 2017, the Company earned $4.5 million, an increase of $469,000, or 11.7%, compared to the second quarter of 2016. Diluted earnings per share for the second quarter of 2017 were $0.62, an increase of $0.05, or 8.8%, compared to the second quarter of 2016. The second quarter of 2017 includes a write down of $292,000, net of taxes, taken upon the closure of a banking center. The second quarter of 2016 includes merger-related expenses related to the acquisition of Louisiana Bancorp, Inc. (“Louisiana Bancorp”) totaling $143,000, net of taxes and a gain on the sale of a banking center totaling $416,000, net of taxes. Excluding merger-related expenses and the banking centers loss and gain, net income for the second quarter of 2017 increased 27.6% compared to the second quarter of 2016 (see the “Non-GAAP Reconciliation” on page 29).

During the six months ended June 30, 2017, the Company earned $9.5 million, an increase of $2.1 million, or 28.9%, compared to the six months ended June 30, 2016. Diluted earnings per share for the six months ended June 30, 2017 were $1.31, an increase of $0.27, or 26.0%, compared to the six months ended June 30, 2016. Excluding merger-related expenses and banking centers loss and gains, net income for the six months ended June 30, 2017 increased 27.3% compared to the six months ended June 30, 2016. Diluted earnings per share, excluding merger-related expenses and the banking centers loss and gains, for the six months ended June 30, 2017 increased 24.5% compared to the six months ended June 30, 2016.

Key components of the Company’s performance during the three and six months ended June 30, 2017 include:

•	Assets totaled $1.6 billion as of June 30, 2017, an increase of $17.4 million, or 1.1%, from December 31, 2016.

•	Investment securities totaled $210.6 million as of June 30, 2017, an increase of $13.5 million, or 6.8% from December 31, 2016.

•	Loans as of June 30, 2017 were $1.2 billion, a decrease of $9.1 million, or 0.7%, from December 31, 2016.

•	Deposits as of June 30, 2017 were $1.3 billion, an increase of $61.2 million, or 4.9%, from December 31, 2016. Core deposits (i.e., checking, savings, and money market accounts) totaled $1.0 billion as of June 30, 2017, an increase of $33.8 million, or 3.5%, from December 31, 2016.

•	Federal Home Loan Bank advances totaled $67.5 million as of June 30, 2017, a decrease of $51.0 million, or 43.1%, from December 31, 2016.

•	Interest income increased $533,000, or 3.2%, in the second quarter of 2017, compared to the second quarter of 2016. For the six months ended June 30, 2017, interest income increased $848,000, or 2.5%, compared to the six months ended June 30, 2016. The increase was due primarily to an increase in accretion income on acquired loans for the comparative three and six month periods totaling $273,000 and $617,000, respectively.

•

The provision for loan losses totaled $150,000 for the second quarter of 2017, a decrease of $900,000, or 85.7%, compared to the second quarter of 2016. For the six months ended June 30, 2017, the provision for loan losses totaled $457,000, a decrease of $1.4 million, or 76.0%, from the six months ended June 30, 2016.

At June 30, 2017, the Company’s ratio of the allowance for loan losses to total loans was 1.07%, compared to 0.94% at June 30, 2016. Excluding acquired loans, the ratio of the allowance for loan losses to total loans was 1.40% at June 30, 2017, compared to 1.33% at June 30, 2016. The Company recorded $42,000 in net loan recoveries during the first six months of 2017, compared to virtually no net loan charge-offs during the first six months of 2016.

•	Noninterest income for the second quarter of 2017 decreased $1.3 million, or 37.2%, compared to the second quarter of 2016. For the six months ended June 30, 2017, noninterest income decreased $1.0 million, or 17.0%, compared to the six months ended June 30, 2016. The second quarter of 2017 includes a $449,000 write down on a closed banking center in Vicksburg, Mississippi, while noninterest income in the second quarter of 2016 includes a gain on the sale of a banking center totaling $641,000. Excluding the loss and gain recorded on the closure or sale of banking centers, noninterest income totaled $2.6 million in the second quarter of 2017, a decrease of $194,000, or 6.9%, compared to the second quarter of 2016. The six months ended June 30, 2017 includes a net loss of $69,000 resulting from the write down on the closed banking center previously discussed and a gain on the sale of a banking center in the first quarter of 2017, while the six months ending June 30, 2016 includes a gain on a sale of a banking center totaling $641,000. Excluding the loss and gains on the banking centers, noninterest income totaled $5.1 million, a decrease of $315,000, or 5.9%, during the comparative six months.

•	Noninterest expense for the second quarter of 2017 decreased $805,000, or 6.8%, compared to the second quarter of 2016. Noninterest expense for the six months ended June 30, 2017 decreased $2.1 million, or 8.7%, compared to the six months ended June 30, 2016. Noninterest expense includes merger-related expenses totaling $214,000 for the second quarter of 2016 and $827,000 for the six months ended June 30, 2016. Excluding merger-related expenses, noninterest expense decreased $591,000, or 5.1%, for the second quarter of 2017 compared to the second quarter of 2016, and decreased $1.3 million, or 5.5%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

This discussion and analysis contains financial information prepared other than in accordance with generally accepted accounting principles (“GAAP”). The Company uses these non-GAAP financial measures in its analysis of the Company’s performance. Management believes that the non-GAAP information provides useful data in understanding the Company’s operations and in comparing the Company’s results to peers. This non-GAAP information should be considered in addition to the Company’s financial information prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results. A reconciliation of GAAP to non-GAAP disclosures is included in the table below.

Non-GAAP Reconciliation

	For the Three Months Ended		For the Six Months Ended
(dollars in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Reported noninterest income	$2,164	$3,448	$4,990	$6,015
Less: (Loss) gain on closure or sale of banking center(s)	(449)	641	(69)	641

Non-GAAP noninterest income	$2,613	$2,807	$5,059	$5,374

Reported noninterest expense	$11,051	$11,856	$22,082	$24,197
Less: Merger-related expenses	—	214	—	827

Non-GAAP noninterest expense	$11,051	$11,642	$22,082	$23,370

Reported net income	$4,486	$4,016	$9,491	$7,366
Less: (Loss) gain on closure or sale of banking center(s), net of tax	(292)	416	(45)	416
Add: Merger-related expenses, net of tax	—	143	—	542

Non-GAAP net income	$4,778	$3,743	$9,536	$7,492

Diluted EPS	$0.62	$0.57	$1.31	$1.04
Less: (Loss) gain on closure or sale of banking center(s)	(0.04)	0.06	(0.01)	0.06
Add: Merger-related expenses	—	0.02	—	0.08

Non-GAAP diluted EPS	$0.66	$0.53	$1.32	$1.06

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – Loans outstanding as of June 30, 2017 were $1.2 billion, a decrease of $9.1 million, or 0.7%, from December 31, 2016. Growth in originated loans of 2.4% was offset by paydowns in acquired loans.

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

	June 30,	December 31,	Increase/(Decrease)
(dollars in thousands)	2017	2016	Amount	Percent
Real estate loans:
One- to four-family first mortgage	$337,714	$341,883	$(4,169)	(1.2)%
Home equity loans and lines	87,392	88,821	(1,429)	(1.6)
Commercial real estate	454,554	427,515	27,039	6.3
Construction and land	119,226	141,167	(21,941)	(15.5)
Multi-family residential	48,476	46,369	2,107	4.5

Total real estate loans	1,047,362	1,045,755	1,607	0.2

Other loans:
Commercial and industrial	131,932	139,810	(7,878)	(5.6)
Consumer	39,469	42,268	(2,799)	(6.6)

Total other loans	171,401	182,078	(10,677)	(5.9)

Total loans	$1,218,763	$1,227,833	$(9,070)	(0.7)%

The outstanding balance of direct loans to borrowers in the energy sector totaled $33.4 million, or 2.7% of total outstanding loans, at June 30, 2017, compared to $34.0 million at December 31, 2016. We also had unfunded loan commitments to customers in the energy sector amounting to $5.0 million at June 30, 2017, compared to $6.7 million at December 31, 2016. At June 30, 2017, loans constituting 94.7% of the balance of our direct energy-related loans were performing in accordance with their original loan agreements. The remaining 5.3%, or $1.8 million, had been restructured and were paying in accordance with the restructured terms as of June 30, 2017. The Company holds no shared national credits.

In addition to our exposure on direct energy-related loans, given the effect of the energy sector on the overall economy in several of our markets, we also have indirect exposure in making loans to borrowers who are not themselves in the energy sector but whose customers include energy sector entities.

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger (i.e., loans with balances of $100,000 or greater) commercial real estate loans, multi-family residential loans, construction and land loans and commercial and industrial loans are individually evaluated for impairment. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer at the bank. The Company typically orders an “as is” valuation for collateral property if a loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of June 30, 2017 and December 31, 2016, loans individually evaluated for impairment, excluding acquired loans, amounted to $6.7 million and $5.6 million, respectively. As of June 30, 2017 and December 31, 2016, acquired impaired loans, loans considered to have deteriorated credit quality at the time of acquisition, amounted to $10.7 million and $13.1 million, respectively. As of June 30, 2017 and December 31, 2016, substandard loans, excluding acquired loans, amounted to $24.6 million and $23.8 million, respectively. The amount of the allowance for loan losses allocated to substandard loans originated by Home Bank totaled $1.3 million as of June 30, 2017 and $795,000 as of December 31, 2016. The amount of allowance for loan losses allocated to acquired loans totaled $283,000 and $291,000, respectively, at such dates. There were no assets classified as doubtful or loss as of June 30, 2017 or December 31, 2016.

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

	June 30, 2017			December 31, 2016
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$1,130	$944	$2,074	$891	$833	$1,724
Home equity loans and lines	1,848	86	1,934	998	90	1,088
Commercial real estate	2,961	164	3,125	1,799	164	1,963
Construction and land	—	—	—	12	63	75
Multi-family residential	—	164	164	—	—	—
Other loans:
Commercial and industrial	8,007	260	8,267	8,230	312	8,542
Consumer	340	—	340	360	1	361

Total nonaccrual loans	14,286	1,618	15,904	12,290	1,463	13,753
Accruing loans 90 days or more past due	—	—	—	—	—	—

Total nonperforming loans	14,286	1,618	15,904	12,290	1,463	13,753
Foreclosed assets	87	500	587	722	2,171	2,893

Total nonperforming assets	14,373	2,118	16,491	13,012	3,634	16,646
Performing troubled debt restructurings	1,084	3,063	4,147	1,270	3,380	4,650

Total nonperforming assets and troubled debt restructurings	$15,457	$5,181	$20,638	$14,282	$7,014	$21,296

Nonperforming loans to total loans			1.30%			1.12%
Nonperforming loans to total assets			1.01%			0.88%
Nonperforming assets to total assets			1.05%			1.07%

(1)	Table excludes acquired loans which were being accounted for under ASC 310-30 because they continue to earn interest from accretable yield regardless of their status as past due or otherwise not in compliance with their contractual terms. Acquired loans with deteriorated credit quality, which were being accounted for under ASC 310-30 and which were 90 days or more past due, totaled $1.7 million and $2.7 million as of June 30, 2017 and December 31, 2016, respectively.

The Company recorded net loan charge-offs for the second quarter of 2017 of $58,000 and net loan recoveries for the six months ended June 30, 2017 of $42,000. The Company recorded virtually no net loan charge-offs for the second quarter of 2016 and for the six months ended June 30, 2016.

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

Acquired loans were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. If the present value of expected cash flows for a pool is less than its carrying value, an impairment is recognized by an increase in the allowance for loan losses and a charge to the provision for loan losses. As of June 30, 2017 and December 31, 2016, $283,000 and $291,000, respectively, of our allowance for loan losses was allocated to acquired loans with deteriorated credit quality.

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

The following table presents the activity in the allowance for loan losses during the first six months of 2017.

(dollars in thousands)	Originated	Acquired	Total
Balance, December 31, 2016	$12,220	$291	$12,511
Provision charged to operations	465	(8)	457
Loans charged off	(91)	—	(91)
Recoveries on charged off loans	133	—	133

Balance, June 30, 2017	12,727	283	13,010

At June 30, 2017, the Company’s ratio of allowance for loan losses to total loans was 1.07%, compared to 1.02% and 0.94% at December 31, 2016 and June 30, 2016, respectively. Excluding acquired loans, the ratio of allowance for loan losses to total loans was 1.40% at June 30, 2017, compared to 1.38% and 1.33% at December 31, 2016 and June 30, 2016, respectively.

The allowance for loan losses attributable to direct energy-related loans totaled 3.39% of the outstanding balance of energy-related loans at June 30, 2017, compared to 3.35% and 3.29% at December 31, 2016 and June 30, 2016, respectively.

Investment Securities

The Company’s investment securities portfolio totaled $210.6 million as of June 30, 2017, an increase of $13.5 million, or 6.8%, from December 31, 2016. As of June 30, 2017, the Company had a net unrealized gain on its available for sale investment securities portfolio of $181,000, compared to $18,000 as of December 31, 2016. The investment securities portfolio had a modified duration of 3.0 and 3.6 years at June 30, 2017 and December 31, 2016, respectively.

The following table summarizes activity in the Company’s investment securities portfolio during the first six months of 2017.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2016	$183,730	$13,365

Purchases	33,716	—
Principal payments and calls	(19,569)	—
Accretion of discounts and amortization of premiums, net	(663)	(164)
Increase in market value	162	—

Balance, June 30, 2017	197,376	13,201

Funding Sources

Deposits – Deposits totaled $1.3 billion as of June 30, 2017, an increase of $61.2 million, or 4.9%, compared to December 31, 2016. Core deposits (which the Company defines as all deposits other than certificates of deposit) totaled $1.0 billion as of June 30, 2017, an increase of $33.8 million, or 3.5%, compared to December 31, 2016. Certificates of deposit totaled $299.6 million as of June 30, 2017, an increase of $27.3 million, or 10.0%, compared to December 31, 2016 due primarily to special promotions.

The following table sets forth the composition of the Company’s deposits at the dates indicated.

	June 30,	December 31,	Increase (Decrease)
(dollars in thousands)	2017	2016	Amount	Percent
Demand deposit	$306,674	$296,519	$10,155	3.4%
Savings	109,018	109,414	(396)	(0.4)
Money market	255,776	264,784	(9,008)	(3.4)
NOW	338,166	305,092	33,074	10.8
Certificates of deposit	299,603	272,263	27,340	10.0

Total deposits	$1,309,237	$1,248,072	$61,165	4.9%

Federal Home Loan Bank Advances – The Company had no short-term FHLB advances as of June 30, 2017. This represents a decrease of $40.0 million in such advances during 2017. Long-term FHLB advances totaled $67.5 million as of June 30, 2017, a decrease of $11.0 million, or 14.1%, compared December 31, 2016.

Shareholders’ Equity – Shareholders’ equity increased $9.1 million, or 5.1%, from $179.8 million as of December 31, 2016 to $188.9 million as of June 30, 2017.

As of June 30, 2017, the Company and the Bank had regulatory capital that were well in excess of regulatory requirements. The following table presents actual and required capital ratios for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2017 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Phase-In Schedule		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Tier 1 risk-based capital	$177,029	15.13%	$84,803	7.25%	$99,425	8.50%	N/A	N/A
Total risk-based capital	190,038	16.25	108,197	9.25	122,819	10.50	N/A	N/A
Tier 1 leverage capital	177,029	11.42	62,025	4.00	62,025	4.00	N/A	N/A

	Actual		Minimum Capital Required – Basel III Phase-In Schedule		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$161,946	13.86%	$67,164	5.75%	$81,765	7.00%	$75,924	6.50%
Tier 1 risk-based capital	161,946	13.86	84,685	7.25	99,286	8.50	93,445	8.00
Total risk-based capital	174,956	14.98	108,046	9.25	122,647	10.50	116,807	10.00
Tier 1 leverage capital	161,946	10.45	61,968	4.00	61,968	4.00	77,460	5.00

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity Management

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring adequate cash flow exists to meet the Company’s needs, including operating, strategic and capital. The Company develops its liquidity management strategies as part of its overall asset/liability management process. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity. As of June 30, 2017, cash and cash equivalents totaled $51.7 million. At such date, investment securities available for sale totaled $197.4 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. As of June 30, 2017, certificates of deposit maturing within the next 12 months totaled $177.9 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended June 30, 2017, the average balance of outstanding FHLB advances was $84.8 million. As of June 30, 2017, the Company had $67.5 million in total outstanding FHLB advances and had $563.8 million in additional FHLB advances available.

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

Asset/Liability Management

The objective of asset/liability management is to implement strategies for the funding and deployment of the Company’s financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk. Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of June 30, 2017.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	1.9%
+200	1.6
+100	1.0

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of June 30, 2017 and December 31, 2016.

	Contract Amount
(dollars in thousands)	June 30, 2017	December 31, 2016
Standby letters of credit	$3,981	$5,233
Available portion of lines of credit	138,584	141,968
Undisbursed portion of loans in process	47,894	62,791
Commitments to originate loans	104,064	98,714

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

RESULTS OF OPERATIONS

During the second quarter of 2017, the Company earned $4.5 million, an increase of $469,000, or 11.7%, compared to the second quarter of 2016. Diluted earnings per share for the second quarter of 2017 were $0.62, an increase of $0.05, or 8.8%, compared to the second quarter of 2016. The second quarter of 2017 includes a write down of $292,000, net of taxes, taken upon the closing of a banking center, while the second quarter of 2016 included a gain on the sale of a banking center, net of taxes, totaling $ $416,000. The second quarter of 2016 also included merger-related expenses totaling $143,000, net of taxes, related to the acquisition of Louisiana Bancorp, Inc. (“Louisiana Bancorp”). Excluding the banking centers loss and gain and merger-related expenses, net income for the second quarter 2017 totaled $4.8 million, an increase of $1.0 million, or 27.6%, compared to the second quarter of 2016. (See the “Non-GAAP Reconciliation” on page 29).

During the six months ended June 30, 2017, the Company earned $9.5 million, an increase of $2.1 million, or 28.9%, compared to the six months ended June 30, 2016. Diluted earnings per share for the six months ended June 30, 2017 were $1.31, an increase of $0.27, or 26.0%, compared to the six months ended June 30, 2016. The six months ended June 30, 2017 includes a net loss totaling $45,000, net of taxes, resulting from a write down on a banking center, which closed in the second quarter of 2017 and a gain on the sale of a banking center in the first quarter of 2017. The six months ended June 30, 2016 includes a gain on the sale of a banking center, net of taxes, totaling $416,000 and merger-related expenses totaling $542,000, net of taxes. Excluding merger-related expenses and the gains and loss on banking centers closure and sales, net income totaled $9.5 million, an increase of $2.0 million, or 27.3%, compared to the six months ended June 30, 2016. Diluted earnings per share for the six months ended June 30, 2017 increased 24.5% compared to the six months ended June 30, 2016, excluding merger-related expenses and the gains and loss on the closure and sale of banking centers.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 4.20% and 4.22% for the three months ended June 30, 2017 and June 30, 2016, respectively, and 4.24% and 4.25% for the six months ended June 30, 2017 and June 30, 2016, respectively. The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.35% for the three months ended June 30, 2017 and June 30, 2016, and 4.38% and 4.37% six months ended June 30, 2017 and June 30, 2016, respectively.

Net interest income totaled $15.9 million for the three months ended June 30, 2017, an increase of $345,000, or 2.2%, compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, net interest income totaled $31.9 million, an increase of $592,000, or 1.9%, compared to the six months ended June 30, 2016. The increase in net interest income was due primarily to an increase of $273,000 and $617,000, for the three and six months ended June 30, 2017, respectively, in accretion income on acquired loans and higher yields on investment securities, which were partially offset with higher funding costs. The increase in funding cost for the three and six months ended June 30, 2017, resulted from an increase in the average volume of deposits with an increase in funding cost resulting primarily from special promotions of higher yielding certificates of deposit in the 2017 periods.

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

	Three Months Ended June 30,
	2017			2016
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate(1)
Interest-earning assets:
Loans receivable(1)
Originated loans	$908,958	$11,502	5.03%	$827,702	$10,599	5.09%
Acquired loans	313,367	4,665	5.93	397,460	5,254	5.27

Total loans receivable(1)	1,222,325	16,167	5.26	$1,225,162	$15,853	5.15
Investment securities
Taxable	174,638	959	2.20	153,731	775	2.02
Tax-exempt (TE)	30,937	156	3.11	34,354	171	3.06

Total investment securities	205,575	1,115	2.33	188,085	946	2.21

Other interest-earning assets	32,744	117	1.43	18,943	67	1.43

Total interest-earning assets (TE)	1,460,644	17,399	4.76	1,432,190	16,866	4.71

Noninterest-earning assets	101,766			112,650

Total assets	$1,562,410			$1,544,840

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$695,828	$486	0.28%	$670,019	$390	0.23%

Certificates of deposit	290,032	663	0.92	270,147	529	0.79

Total interest-bearing deposits	985,860	1,149	0.47	940,166	919	0.39

Short-term FHLB advances	14,498	31	0.84	45,727	46	0.40

Long term FHLB advances	70,325	321	1.83	83,697	348	1.66

Total interest-bearing liabilities	1,070,683	1,501	0.56	1,069,590	1,313	0.49

Noninterest-bearing liabilities	304,096			303,493

Total liabilities	1,374,779			1,373,083
Shareholders’ equity	187,631			171,757

Total liabilities and shareholders’ equity	$1,562,410			$1,544,840

Net interest-earning assets	$389,961			$362,600

Net interest spread (TE)		$15,898	4.20%		$15,553	4.22%

Net interest margin (TE)			4.35%			4.35%

	Six Months Ended June 30,
	2017			2016
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate(1)
Interest-earning assets:
Loans receivable(1)
Originated loans	$904,950	$22,824	5.03%	$824,473	$21,045	5.08%
Acquired loans	321,416	9,587	5.96	400,896	10,826	5.38

Loans receivable(1)	1,226,366	32,411	5.28	$1,225,369	$31,871	5.17%
Investment securities
Taxable	171,198	1,824	2.13	153,533	1,573	2.05
Tax-exempt (TE)	31,818	319	3.08	34,784	343	3.04
Total investment securities	203,016	2,143	2.28	188,317	1,916	2.23

Other interest-earning assets	28,838	208	1.46	17,559	127	1.45

Total interest-earning assets (TE)	1,458,220	34,762	4.78	1,431,245	33,914	4.74

Noninterest-earning assets	103,626			113,630

Total assets	$1,561,846			$1,544,875

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$690,350	$901	0.26%	$674,350	$790	0.24%
Certificates of deposit	283,470	1,241	0.88	271,952	1,061	0.78

Total interest-bearing deposits	973,820	2,142	0.44	946,302	1,851	0.39
Short-term FHLB advances	27,249	94	0.69	43,366	89	0.41
Long term FHLB advances	74,316	659	1.77	84,342	699	1.66

Total interest-bearing liabilities	1,075,385	2,895	0.54	1,074,010	2,639	0.49

Noninterest-bearing liabilities	301,211			300,967

Total liabilities	1,376,596			1,374,977
Shareholders’ equity	185,250			169,898

Total liabilities and shareholders’ equity	$1,561,846			$1,544,875

Net interest-earning assets	$382,835			$357,235

Net interest spread (TE)		$31,867	4.24%		$31,275	4.25%

Net interest margin (TE)			4.38%			4.37%

(1)	Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process. Acquired loans were recorded at fair value upon acquisition and accrete interest income over the remaining lives of the respective loans.

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

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2017 Compared to 2016			2017 Compared to 2016
	Change Attributable To			Change Attributable To
			Total			Total
			Increase			Increase
(dollars in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest income:
Loans receivable	$289	$25	$314	$390	$150	$540
Investment securities (TE)	81	88	169	81	146	227
Other interest-earning assets	—	50	50	—	81	81

Total interest income	370	163	533	471	377	848

Interest expense:
Savings, checking and money market accounts	75	21	96	84	27	111
Certificates of deposit	91	43	134	134	46	180
FHLB advances	66	(108)	(42)	96	(131)	(35)

Total interest expense	232	(44)	188	314	(58)	256

Increase (decrease) in net interest income	$138	$207	$345	$157	$435	$592

Provision for Loan Losses – For the quarter ended June 30, 2017, the Company recorded a provision for loan losses of $150,000, which was 85.7% lower than the $1.1 million recorded for the same period in 2016. For the six months ended June 30, 2017, the provision for loan losses totaled $457,000, which was 76.0% lower than the $1.9 million recorded for the same period in 2016. The Company recorded net loan charge-offs of $58,000 during the second quarter of 2017, compared to virtually no net loan charge-offs in the second quarter of 2016. The Company recorded net loan recoveries of $42,000 during the six months ended June 30, 2017 and virtually no net loan charge-offs during the six months ended June 30, 2016.

As of June 30, 2017, the Company’s ratio of allowance for loan losses to total loans was 1.07%, compared to 1.02% and 0.94% at December 31, 2016 and June 30, 2016, respectively. Excluding acquired loans, the ratio of allowance for loan losses to total loans was 1.40% at June 30, 2017, compared to 1.38% and 1.33% at December 31, 2016 and June 30, 2016, respectively. The ratio of non-performing loans to total assets was 1.01% at June 30, 2017, compared to 0.88% at December 31, 2016.

Noninterest Income – The Company’s noninterest income was $2.2 million for the quarter ended June 30, 2017, $1.3 million, or 37.2%, lower than the $3.4 million earned for the same period in 2016. The second quarter of 2017 includes a $449,000 write down on a closed banking center in Vicksburg, Mississippi, while the second quarter of 2016 includes a gain on the sale of a banking center totaling $641,000. Excluding the banking center loss and gain in the comparative quarters, noninterest income totaled $2.6 million, a decrease of $194,000, or 6.9% compared to the second quarter of 2016. The decrease in noninterest income in the second quarter of 2017, excluding the loss and gain on the closure or sale of banking center(s), for the comparative periods resulted primarily from lower gains on the sale of mortgage loans (down $159,000) and other income (down $104,000), which were partially offset by higher bank card fees (up $90,000).

Noninterest income was $5.0 million for the six months ended June 30, 2017, $1.0 million, or 17.0%, lower than the $6.0 million earned for the same period of 2016. The six months ended June 30, 2017 includes a net loss of $69,000 resulting from a $449,000 write down on a closed banking center in Vicksburg, Mississippi and a

$380,000 gain on the sale of a banking center in the first quarter of 2017, while the six months ending June 30, 2016 includes a gain on a sale of a banking center totaling $641,000. Excluding the loss and gains on the banking center transactions, noninterest income totaled $5.1 million, a decrease of $315,000, or 5.9%, during the comparative six months period. In the comparative six months period, noninterest income reflected lower gains on the sale of mortgage loans (down $172,000), other income (down $169,000) and service fees and charges (down $111,000), which were partially offset by higher bank card fees (up $173,000).

Noninterest Expense – The Company’s noninterest expense was $11.1 million for the three months ended June 30, 2017, $805,000, or 6.8%, lower than the $11.9 million recorded for the same period in 2016. Noninterest expense for the second quarter of 2016 includes merger-related expenses totaling $214,000. Excluding merger-related expenses, noninterest expense decreased $591,000, or 5.1%, for the second quarter of 2017 compared to the second quarter of 2016. The decrease in noninterest expense, excluding merger-related expenses, for the comparative three months period resulted primarily from reduced expenses on foreclosed assets (down $409,000), other expenses (down $93,000) and data processing and communications (down $63,000).

Noninterest expense was $22.1 million for the six months ended June 30, 2017, $2.1 million, or 8.7% lower than the $24.2 million for the same period of 2016. Noninterest expense for the six-month period of 2016 includes merger-related expenses totaling $827,000. Excluding merger-related expenses, noninterest expense decreased $1.3 million, or 5.5%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Excluding merger-related expenses, the decrease in noninterest expense for the six-month period of 2017 compared to the same period in 2016 resulted primarily from reduced expenses on foreclosed assets (down $586,000), compensation and benefits (down $352,000), occupancy (down $126,000) professional services (down $119,000) and data processing and communications (down $115,000).

Income Taxes – For the quarters ended June 30, 2017 and June 30, 2016, the Company incurred income tax expense of $2.4 million and $2.1 million, respectively. The Company’s effective tax rate was 34.6% and 34.1% during the second quarters of 2017 and 2016, respectively. For the six months ended June 30, 2017 and June 30, 2016, the Company incurred income tax expense of $4.8 million and $3.8 million, respectively. The Company’s effective tax rate amounted to 33.7% and 34.2% during the six months ended June 30, 2017 and June 30, 2016, respectively. Differences between the effective tax rate and the statutory tax rate primarily relate to variances in items that are non-taxable or non-deductible (e.g., state tax, tax-exempt income, merger-related expenses, etc.).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at June 30, 2017 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for December 31, 2016 filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds.

The Company made no purchases of its common stock during the second quarter of 2017. There are 368,654 shares available for purchase under the Company’s plans. (On June 7, 2013, the Company announced the commencement of a stock repurchase program. Under the plan, the Company can repurchase up to 370,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions. On April 26, 2016, the Company announced a new stock repurchase program. Under the plan, the Company can repurchase up to 365,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions.)

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

HOME BANCORP, INC.

August 8, 2017	By:	/s/ John W. Bordelon
John W. Bordelon
President, Chief Executive Officer and Director

August 8, 2017	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer

August 8, 2017	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank, N.A. First Vice President and Director of Financial Management