Form 10-Q
period 2017-09-30
HOME BANCORP, INC.
filed 2017-11-07
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2017

or

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

At October 31, 2017, the registrant had 7,445,716 shares of common stock, $0.01 par value, outstanding.

HOME BANCORP, INC. and SUBSIDIARY

i

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)	(Audited)
	September 30,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$51,625,554	$29,314,741
Interest-bearing deposits in banks	1,191,000	1,884,000
Investment securities available for sale, at fair value	202,196,322	183,729,857
Investment securities held to maturity (fair values of $13,246,498 and $13,362,062, respectively)	13,117,994	13,365,479
Mortgage loans held for sale	5,617,481	4,156,186
Loans, net of unearned income	1,227,393,063	1,227,833,309
Allowance for loan losses	(13,423,922)	(12,510,708)

Total loans, net of unearned income and allowance for loan losses	1,213,969,141	1,215,322,601

Office properties and equipment, net	38,700,323	39,566,639
Cash surrender value of bank-owned life insurance	20,510,427	20,149,553
Accrued interest receivable and other assets	40,433,390	49,242,977

Total Assets	$1,587,361,632	$1,556,732,033

Liabilities
Deposits:
Noninterest-bearing	$272,476,799	$296,519,496
Interest-bearing	1,047,235,987	951,552,957

Total deposits	1,319,712,786	1,248,072,453
Short-term Federal Home Loan Bank (FHLB) advances	—	40,000,000
Long-term Federal Home Loan Bank (FHLB) advances	64,804,079	78,533,173
Accrued interest payable and other liabilities	10,219,841	10,283,383

Total Liabilities	1,394,736,706	1,376,889,009

Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 7,412,234 and 7,350,102 shares issued and outstanding, respectively	74,122	73,502
Additional paid-in capital	81,376,252	79,425,604
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(3,927,780)	(4,195,590)
Recognition and Retention Plan (RRP)	(106,010)	(119,633)
Retained earnings	115,129,834	104,647,375
Accumulated other comprehensive income	78,508	11,766

Total Shareholders’ Equity	192,624,926	179,843,024

Total Liabilities and Shareholders’ Equity	$1,587,361,632	$1,556,732,033

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest Income
Loans, including fees	$16,336,443	$15,889,132	$48,747,075	$47,760,159
Investment securities:
Taxable interest	982,833	722,238	2,807,329	2,295,632
Tax-exempt interest	151,789	166,968	470,807	510,493
Other investments and deposits	194,664	68,860	402,555	195,449

Total interest income	17,665,729	16,847,198	52,427,766	50,761,733

Interest Expense
Deposits	1,396,087	912,756	3,538,017	2,763,761
Short-term FHLB advances	—	53,829	94,606	143,412
Long-term FHLB advances	313,293	341,693	972,141	1,040,522

Total interest expense	1,709,380	1,308,278	4,604,764	3,947,695

Net interest income	15,956,349	15,538,920	47,823,002	46,814,038
Provision for loan losses	660,447	800,000	1,117,278	2,700,000

Net interest income after provision for loan losses	15,295,902	14,738,920	46,705,724	44,114,038

Noninterest Income
Service fees and charges	1,055,631	1,045,591	2,982,992	3,083,858
Bank card fees	717,894	658,799	2,168,015	1,936,305
Gain on sale of loans, net	303,120	418,276	918,731	1,205,815
Income from bank-owned life insurance	120,508	120,618	360,874	361,297
(Loss) gain on the closure or sale of assets, net	(42,835)	—	(147,323)	640,580
Other income	138,694	271,392	999,475	1,301,616

Total noninterest income	2,293,012	2,514,676	7,282,764	8,529,471

Noninterest Expense
Compensation and benefits	7,061,889	6,723,365	20,729,750	20,845,310
Occupancy	1,219,173	1,307,336	3,711,301	3,939,275
Marketing and advertising	287,340	193,483	801,743	649,498
Data processing and communication	927,563	1,133,136	3,076,073	3,824,169
Professional services	406,431	244,278	819,319	797,829
Forms, printing and supplies	119,380	137,336	409,823	487,794
Franchise and shares tax	193,323	219,773	587,106	659,318
Regulatory fees	317,052	319,482	952,327	971,197
Foreclosed assets, net	(70,323)	(472,274)	(230,194)	(46,472)
Other expenses	878,726	836,706	2,564,896	2,711,401

Total noninterest expense	11,340,554	10,642,621	33,422,144	34,839,319

Income before income tax expense	6,248,360	6,610,975	20,566,344	17,804,190
Income tax expense	2,158,307	2,250,866	6,984,794	6,077,908

Net Income	$4,090,053	$4,360,109	$13,581,550	$11,726,282

Earnings per share:
Basic	$0.58	$0.63	$1.95	$1.72

Diluted	$0.56	$0.61	$1.88	$1.65

Cash dividends declared per common share	$0.14	$0.12	$0.41	$0.32

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Income	$4,090,053	$4,360,109	$13,581,550	$11,726,282

Other Comprehensive Income
Unrealized gain on investment securities	$(59,967)	$(626,747)	$102,680	$1,126,558
Tax effect	20,988	219,361	(35,938)	(394,296)

Other comprehensive income, net of taxes	$(38,979)	$(407,386)	$66,742	$732,262

Comprehensive Income	$4,051,074	$3,952,723	$13,648,292	$12,458,544

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

						Accumulated
		Additional	Unallocated	Unallocated		Other
	Common	Paid-in	Common Stock	Common Stock	Retained	Comprehensive
	Stock	Capital	Held by ESOP	Held by RRP	Earnings	Income	Total
Balance, December 31, 2015(1)	$72,399	$76,948,914	$(4,552,670)	$(158,590)	$91,864,543	$871,758	$165,046,354
Net income					11,726,282		11,726,282
Other comprehensive income						732,262	732,262
Purchase of Company’s common shares at cost, 12,091 shares	(121)	(121,159)			(214,592)		(335,872)
Cash dividends declared, $0.32 per share					(2,109,790)		(2,109,790)
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit 3,877 shares	39	3,442			(9,221)		(5,740)
Exercise of stock options	902	1,175,117					1,176,019
ESOP shares released for allocation		591,341	267,810				859,151
Restricted stock vesting		(11,310)		16,849			5,539
Share-based compensation cost		267,413					267,413

Balance, September 30, 2016	$73,219	$78,853,758	$(4,284,860)	$(141,741)	$101,257,222	$1,604,020	$177,361,618

Balance, December 31, 2016(1)	$73,502	$79,425,604	$(4,195,590)	$(119,633)	$104,647,375	$11,766	$179,843,024
Net income					13,581,550		13,581,550
Other comprehensive income						66,742	66,742
Purchase of Company’s common shares at cost, 1,233 shares	(14)	(11,948)			(36,229)		(48,191)
Cash dividends declared, $0.41 per share					(3,027,826)		(3,027,826)
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit 7,905 shares	79	19,854			(35,036)		(15,103)
Exercise of stock options	555	650,212					650,767
ESOP shares released for allocation		915,263	267,810				1,183,073
Restricted stock vesting		(5,601)		13,623			8,022
Share-based compensation cost		382,868					382,868

Balance, September 30, 2017	$74,122	$81,376,252	$(3,927,780)	$(106,010)	$115,129,834	$78,508	$192,624,926

(1)	Balances as of December 31, 2015 and December 31, 2016 are audited.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$13,581,550	$11,726,282
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,117,278	2,700,000
Depreciation	1,439,259	1,334,181
Amortization of purchase accounting valuations and intangibles	3,495,744	2,409,426
Net amortization of mortgage servicing asset	150,014	190,558
Federal Home Loan Bank stock dividends	(83,100)	(63,200)
Net amortization of premium on investments	1,269,454	1,185,643
Gain on loans sold, net	(918,731)	(1,205,815)
Proceeds, including principal payments, from loans held for sale	94,171,150	119,140,089
Originations of loans held for sale	(94,713,714)	(122,926,413)
Non-cash compensation	1,565,941	1,126,564
Deferred income tax benefit	(315,105)	(809,823)
Decrease (increase) in interest receivable and other assets	1,459,376	290,256
Increase in cash surrender value of bank-owned life insurance	(360,874)	(361,298)
Decrease in accrued interest payable and other liabilities	(63,542)	(5,025,195)

Net cash provided by operating activities	21,794,700	9,711,255

Cash flows from investing activities:
Purchases of securities available for sale	(48,408,171)	(21,751,932)
Purchases of securities held to maturity	—	—
Proceeds from maturities, prepayments and calls on securities available for sale	29,022,417	27,705,751
Proceeds from maturities, prepayments and calls on securities held to maturity	—	235,000
Net (increase) decrease in loans	(2,516,314)	(10,845,158)
Reimbursement from FDIC for covered assets	141,635	51,128
Decrease in interest bearing deposits in other banks	693,000	3,014,585
Proceeds from sale of repossessed assets	2,632,000	883,798
Purchases of office properties and equipment	(1,360,036)	(3,399,917)
Proceeds from sale of properties and equipment	639,770	4,335,095
Proceeds from redemption of Federal Home Loan Bank stock	4,180,100	—

Net cash (used in) provided by investing activities	(14,975,599)	228,350

Cash flows from financing activities:
Increase (decrease) in deposits	71,644,739	(23,308,435)
Borrowings on Federal Home Loan Bank advances	130,750,000	2,496,429,496
Repayments of Federal Home Loan Bank advances	(184,462,674)	(2,482,629,802)
Purchase of Company’s common stock	(48,191)	(335,872)
Proceeds from exercise of stock options	650,767	1,176,019
Issuance of stock under incentive plans	(15,103)	(5,740)
Payment of dividends on common stock	(3,027,826)	(2,109,790)

Net cash provided by (used in) financing activities	15,491,712	(10,784,124)

Net change in cash and cash equivalents	22,310,813	(844,519)
Cash and cash equivalents at beginning of year	29,314,741	24,797,599

Cash and cash equivalents at end of period	$51,625,554	$23,953,080

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Home Bancorp, Inc. (the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2016.

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

2. Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. The ASU amendments include changes related to how certain equity investments are measured, recognize changes in the fair value of certain financial liabilities measured under the fair value option, and disclose and present financial assets and liabilities on the Company’s consolidated financial statements. Additionally, the ASU will also require entities to present financial assets and financial liabilities separately, grouped by measurement category and form of financial asset in the statement of financial position or in the accompanying notes to the financial statements. Entities will also no longer have to disclose the methods and significant assumptions for financial instruments measured at amortized cost, but will be required to measure such instruments under the “exit price” notion for disclosure purposes. The ASU is effective for annual and interim periods beginning after December 15, 2017. The Company assessed this amendment earlier this year and anticipates that it will have no material impact on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, “Conforming Amendments Related to Leases”. This ASU amends the codification regarding leases in order to increase transparency and comparability. The ASU requires companies to recognize lease assets and liabilities on the statement of condition and disclose key information about leasing arrangements. Upon implementation, lessee will recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. The ASU is effective for annual and interim periods beginning after December 15, 2018. The Company is currently assessing the amendment but does not anticipate it will have a material impact on our Consolidated Financial Statements. Based on the Company’s preliminary assessment of its current leases, the impact to the Company’s consolidated balance sheet is estimated to be less than a 1% increase in assets and liabilities.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”. The ASU requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net carrying value at the amount expected to be collected on the financial assets. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount of financial assets. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. Off-balance-sheet arrangements such as commitments to extend credit, guarantees, and standby letters of credit that and are not unconditionally cancellable are also within the scope of this amendment. Credit losses relating to debt securities should be recorded through an allowance for credit losses. This ASU is effective for fiscal years beginning after December 31, 2019. An entity will apply the amendments in this update on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently assessing this accounting standard and the implementation of a new software program during 2018 to assist in determining the impact to our Consolidated Financial Statements. It is too early to assess the impact that this guidance will have on our Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments in this ASU clarify the proper classification for certain cash receipts and cash payments, including clarification on debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, among others. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the amendment but does not anticipate it will have a material impact on our Consolidated Financial Statements.

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

In April 2017, FASB issued ASU No. 2017-8, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The accounting for purchased callable debt securities held at a discount does not change under the new guidance. This ASU is effective for fiscal and interim periods beginning after December 15, 2018. The Company is currently assessing the amendment but does not anticipate it will have a material impact on our Consolidated Financial Statements.

3. Acquisition Activity

On August 23, 2017, the Company entered into a definitive agreement to merge with St. Martin Bancshares, Inc. (“St. Martin Bancshares”), the holding company of the 83-year-old St. Martin Bank & Trust Company (“St. Martin Bank”). Under the terms of the agreement, St. Martin Bancshares will be merged with and into the Company (the “Merger”), and St. Martin Bank will be merged with and into Home Bank, N.A.. Upon consummation of the Merger, shareholders of St. Martin Bancshares will receive 9.2839 shares of Home Bancorp common stock for each share of St. Martin Bancshares common stock (the “Stock Consideration”). In addition, immediately prior to the closing of the Merger, St. Martin Bancshares will pay a special cash distribution of $94.00 per share to its shareholders (the “Special Distribution”). The closing price of Home Bancorp’s common stock on October 20, 2017 ($42.00 per share), the Stock Consideration plus the Special Distribution has a combined value of $483.92 per share to holders of St. Martin Bancshares common stock, or $100.4 million in the aggregate.

The merger, which is expected to be completed in the fourth quarter of 2017 or first quarter of 2018, remains subject to approval by the shareholders of the Company and St. Martin Bancshares, Inc., and the satisfaction of all other customary conditions. The Company has received all necessary regulatory approvals or non-objections necessary in order to consummate the merger. Upon completion of the merger, the combined company will have total assets of approximately $2.2 billion, $1.7 billion in loans and $1.8 billion in deposits. The Company incurred $247,000 in pre-tax merger-related expenses during the third quarter of 2017.

4. Investment Securities

Summary information regarding the Company’s investment securities classified as available for sale and held to maturity as of September 30, 2017 and December 31, 2016 is as follows.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
September 30, 2017
Available for sale:
U.S. agency mortgage-backed	$74,699	$835	$223	$57	$75,254
Collateralized mortgage obligations	100,666	108	517	384	99,873
Municipal bonds	18,202	292	1	—	18,493
U.S. government agency	8,509	74	7	—	8,576

Total available for sale	$202,076	$1,309	$748	$441	$202,196

Held to maturity:
Municipal bonds	$13,118	$144	$16	$—	$13,246

Total held to maturity	$13,118	$144	$16	$—	$13,246

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
December 31, 2016
Available for sale:
U.S. agency mortgage-backed	$78,361	$938	$368	$—	$78,931
Collateralized mortgage obligations	75,193	84	613	334	74,330
Municipal bonds	21,212	260	44	—	21,428
U.S. government agency	8,946	95	—	—	9,041

Total available for sale	$183,712	$1,377	$1,025	$334	$183,730

Held to maturity:
Municipal bonds	$13,365	$69	$72	$—	$13,362

Total held to maturity	$13,365	$69	$72	$—	$13,362

The estimated fair value and amortized cost by contractual maturity of the Company’s investment securities as of September 30, 2017 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$97	$5,935	$33,317	$35,905	$75,254
Collateralized mortgage obligations	—	1,732	6,659	91,482	99,873
Municipal bonds	1,541	9,560	6,864	528	18,493
U.S. government agency	1,002	5,001	2,573	—	8,576

Total available for sale	$2,640	$22,228	$49,413	$127,915	202,196

Securities held to maturity:
Municipal bonds	$—	$5,418	$6,187	$1,641	$13,246

Total investment securities	$2,640	$27,646	$55,600	$129,556	$215,442

(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$95	$5,916	$33,322	$35,366	$74,699
Collateralized mortgage obligations	—	1,722	6,720	92,224	100,666
Municipal bonds	1,536	9,403	6,758	505	18,202
U.S. government agency	1,000	4,995	2,514	—	8,509

Total available for sale	$2,631	$22,036	$49,314	$128,095	$202,076

Securities held to maturity:
Municipal bonds	$—	$5,369	$6,118	$1,631	$13,118

Total investment securities	$2,631	$27,405	$55,432	$129,726	$215,194

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

As of September 30, 2017, 65 of the Company’s debt securities had unrealized losses totaling 1.1% of the individual securities’ amortized cost basis and 0.6% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 18 of the 65 securities had been in a continuous loss position for over 12 months. The 18 securities had an aggregate amortized cost basis of $22.9 million and an unrealized loss of $441,000 at September 30, 2017. Management has the intent and ability to hold these debt securities until maturity, or until anticipated recovery; hence, no declines in these 65 securities were deemed other-than-temporary at September 30, 2017.

As of September 30, 2017 and December 31, 2016, the Company had $102,401,000 and $91,773,000, respectively, of securities pledged to secure public deposits.

5. Earnings Per Share

Earnings per common share were computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Numerator:
Net income available to common shareholders	$4,090	$4,360	$13,582	$11,726

Denominator:
Weighted average common shares outstanding	7,007	6,872	6,972	6,824
Effect of dilutive securities:
Restricted stock	3	4	3	4

Stock options	271	248	266	260

Weighted average common shares outstanding – assuming dilution	7,281	7,124	7,241	7,088

Basic earnings per common share	$0.58	$0.63	$1.95	$1.72

Diluted earnings per common share	$0.56	$0.61	$1.88	$1.65

Options on 77,024 and 91,372 shares of common stock were not included in the computation of diluted earnings per share for the three months ended September 30, 2017 and September 30, 2016, respectively, because the effect of these shares was anti-dilutive. Options on 60,849 and 64,549 shares of common stock were not included in the computation of diluted earnings per share for the nine months ended September 30, 2017 and September 30, 2016, respectively, because the effect of these shares was anti-dilutive.

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

The allowance for loan losses and recorded investment in loans as of the dates indicated are as follows.

	As of September 30, 2017
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,553	$—	$59	$1,612
Home equity loans and lines	713	348	62	1,123
Commercial real estate	4,604	—	77	4,681
Construction and land	1,677	—	7	1,684
Multi-family residential	351	—	—	351
Commercial and industrial	2,460	865	176	3,501
Consumer	469	—	3	472

Total allowance for loan losses	$11,827	$1,213	$384	$13,424

	As of September 30, 2017
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Recorded investment in loans:
One- to four-family first mortgage	$193,987	$—	$139,655	$333,642
Home equity loans and lines	53,836	932	35,356	90,124
Commercial real estate	367,243	23	98,286	465,552
Construction and land	122,788	—	1,766	124,554
Multi-family residential	30,635	—	15,497	46,132
Commercial and industrial	116,988	4,940	6,856	128,784
Consumer	37,398	—	1,207	38,605

Total loans	$922,875	$5,895	$298,623	$1,227,393

	As of December 31, 2016
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,397	$39	$75	$1,511
Home equity loans and lines	654	—	74	728
Commercial real estate	4,158	19	—	4,177
Construction and land	1,763	—	19	1,782
Multi-family residential	361	—	—	361
Commercial and industrial	2,579	737	123	3,439
Consumer	513	—	—	513

Total allowance for loan losses	$11,425	$795	$291	$12,511

	As of December 31, 2016
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Recorded investment in loans:
One- to four-family first mortgage	$176,392	$252	$165,239	$341,883
Home equity loans and lines	47,865	—	40,956	88,821
Commercial real estate	321,361	462	105,692	427,515
Construction and land	138,955	—	2,212	141,167
Multi-family residential	26,941	—	19,428	46,369
Commercial and industrial	126,791	4,844	8,175	139,810
Consumer	40,827	—	1,441	42,268

Total loans	$879,132	$5,558	$343,143	$1,227,833

(1)	$9.3 million and $13.1 million in acquired loans were deemed to be acquired impaired loans and were accounted for under ASC 310-30 at September 30, 2017 and December 31, 2016, respectively.

A summary of activity in the allowance for loan losses for the nine months ended September 30, 2017 and September 30, 2016 follows.

	For the Nine Months Ended September 30, 2017
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,436	$—	$—	$117	$1,553
Home equity loans and lines	654	(10)	18	399	1,061
Commercial real estate	4,177	(4)	—	431	4,604
Construction and land	1,763	—	—	(86)	1,677
Multi-family residential	361	—	—	(10)	351
Commercial and industrial	3,316	(358)	203	164	3,325
Consumer	513	(58)	5	9	469

Total allowance for loan losses	$12,220	$(430)	$226	$1,024	$13,040

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$75	$—	$—	$(16)	$59
Home equity loans and lines	74	—	—	(12)	62
Commercial real estate	—	—	—	77	77
Construction and land	19	—	—	(12)	7
Multi-family residential	—	—	—	—	—
Commercial and industrial	123	—	—	53	176

Consumer	—	—	—	3	3

Total allowance for loan losses	$291	$—	$—	$93	$384

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,511	$—	$—	$101	$1,612
Home equity loans and lines	728	(10)	18	387	1,123
Commercial real estate	4,177	(4)	—	508	4,681
Construction and land	1,782	—	—	(98)	1,684
Multi-family residential	361	—	—	(10)	351
Commercial and industrial	3,439	(358)	203	217	3,501
Consumer	513	(58)	5	12	472

Total allowance for loan losses	$12,511	$(430)	$226	$1,117	$13,424

	For the Nine Months Ended September 30, 2016
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,372	$—	$—	$32	$1,404
Home equity loans and lines	536	(9)	2	133	662
Commercial real estate	3,152	—	1	883	4,036
Construction and land	1,360	—	51	260	1,671
Multi-family residential	173	—	—	169	342
Commercial and industrial	2,010	(128)	43	1,250	3,175
Consumer	571	(112)	4	69	532

Total allowance for loan losses	$9,174	$(249)	$101	$2,796	$11,822

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$92	$—	$—	$8	$100
Home equity loans and lines	224	—	—	(150)	74
Commercial real estate	—	—	—	—	—
Construction and land	57	—	—	17	74
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	94	29	123
Consumer	—	—	—	—	—

Total allowance for loan losses	$373	$—	$94	$(96)	$371

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,464	$—	$—	$40	$1,504
Home equity loans and lines	760	(9)	2	(17)	736
Commercial real estate	3,152	—	1	883	4,036
Construction and land	1,417	—	51	277	1,745
Multi-family residential	173	—	—	169	342
Commercial and industrial	2,010	(128)	137	1,279	3,298
Consumer	571	(112)	4	69	532

Total allowance for loan losses	$9,547	$(249)	$195	$2,700	$12,193

The following tables present the Company’s loan portfolio by credit quality classification as of the dates indicated.

	September 30, 2017
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$191,783	$367	$1,837	$—	$193,987
Home equity loans and lines	52,588	292	1,888	—	54,768
Commercial real estate	357,342	746	9,178	—	367,266
Construction and land	121,459	215	1,114	—	122,788
Multi-family residential	30,635	—	—	—	30,635
Commercial and industrial	104,566	3,471	13,891	—	121,928
Consumer	36,955	122	321	—	37,398

Total originated loans	$895,328	$5,213	$28,229	$—	$928,770

Acquired loans:
One- to four-family first mortgage	$136,775	$507	$2,373	$—	$139,655
Home equity loans and lines	35,210	28	118	—	35,356
Commercial real estate	95,265	1,855	1,166	—	98,286
Construction and land	1,296	—	470	—	1,766
Multi-family residential	15,333	—	164	—	15,497
Commercial and industrial	4,107	—	2,749	—	6,856
Consumer	1,175	32	—	—	1,207

Total acquired loans	$289,161	$2,422	$7,040	$—	$298,623

Total:
One- to four-family first mortgage	$328,558	$874	$4,210	$—	$333,642
Home equity loans and lines	87,798	320	2,006	—	90,124
Commercial real estate	452,607	2,601	10,344	—	465,552
Construction and land	122,755	215	1,584	—	124,554
Multi-family residential	45,968	—	164	—	46,132
Commercial and industrial	108,673	3,471	16,640	—	128,784
Consumer	38,130	154	321	—	38,605

Total loans	$1,184,489	$7,635	$35,269	$—	$1,227,393

	December 31, 2016
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$175,045	$276	$1,323	$—	$176,644
Home equity loans and lines	46,536	331	998	—	47,865
Commercial real estate	311,517	822	9,484	—	321,823
Construction and land	138,000	22	933	—	138,955
Multi-family residential	26,941	—	—	—	26,941
Commercial and industrial	114,962	5,979	10,694	—	131,635
Consumer	40,369	98	360	—	40,827

Total originated loans	$853,370	$7,528	$23,792	$—	$884,690

Acquired loans:
One- to four-family first mortgage	$162,037	$245	$2,957	$—	$165,239
Home equity loans and lines	40,812	47	97	—	40,956
Commercial real estate	101,546	2,758	1,388	—	105,692
Construction and land	1,537	71	604	—	2,212
Multi-family residential	19,250	—	178	—	19,428
Commercial and industrial	4,843	—	3,332	—	8,175
Consumer	1,401	38	2	—	1,441

Total acquired loans	$331,426	$3,159	$8,558	$—	$343,143

Total:
One- to four-family first mortgage	$337,082	$521	$4,280	$—	$341,883
Home equity loans and lines	87,348	378	1,095	—	88,821
Commercial real estate	413,063	3,580	10,872	—	427,515
Construction and land	139,537	93	1,537	—	141,167
Multi-family residential	46,191	—	178	—	46,369
Commercial and industrial	119,805	5,979	14,026	—	139,810
Consumer	41,770	136	362	—	42,268

Total loans	$1,184,796	$10,687	$32,350	$—	$1,227,833

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

•	Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in the collateral values.

•	Substandard loans have an existing specific and well-defined weakness that may include poor liquidity and deterioration of financial performance. Such loans may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

In addition, residential loans are classified using an inter-agency regulatory methodology that incorporates, among other factors, the extent of delinquencies and loan-to-value ratios. These classifications were the most current available as of the dates indicated and were generally updated within the quarter.

Age analysis of past due loans as of the dates indicated are as follows.

	September 30, 2017
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$4,187	$429	$401	$5,017	$188,970	$193,987
Home equity loans and lines	100	9	13	122	54,646	54,768
Commercial real estate	1,180	—	384	1,564	365,702	367,266
Construction and land	302	200	—	502	122,286	122,788
Multi-family residential	—	—	—	—	30,635	30,635

Total real estate loans	5,769	638	798	7,205	762,239	769,444

Other loans:
Commercial and industrial	28	497	521	1,046	120,882	121,928
Consumer	361	95	171	627	36,771	37,398

Total other loans	389	592	692	1,673	157,653	159,326

Total originated loans	$6,158	$1,230	$1,490	$8,878	$919,892	$928,770

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,300	$488	$1,502	$3,290	$136,365	$139,655
Home equity loans and lines	231	—	42	273	35,083	35,356
Commercial real estate	—	44	209	253	98,033	98,286
Construction and land	15	32	—	47	1,719	1,766
Multi-family residential	—	—	—	—	15,497	15,497

Total real estate loans	1,546	564	1,753	3,863	286,697	290,560

Other loans:
Commercial and industrial	—	—	—	—	6,856	6,856
Consumer	4	8	—	12	1,195	1,207

Total other loans	4	8	—	12	8,051	8,063

Total acquired loans	$1,550	$572	$1,753	$3,875	$294,748	$298,623

Total loans:
Real estate loans:
One- to four-family first mortgage	$5,487	$917	$1,903	$8,307	$325,335	$333,642
Home equity loans and lines	331	9	55	395	89,729	90,124
Commercial real estate	1,180	44	593	1,817	463,735	465,552
Construction and land	317	232	—	549	124,005	124,554
Multi-family residential	—	—	—	—	46,132	46,132

Total real estate loans	7,315	1,202	2,551	11,068	1,048,936	1,060,004

Other loans:
Commercial and industrial	28	497	521	1,046	127,738	128,784
Consumer	365	103	171	639	37,966	38,605

Total other loans	393	600	692	1,685	165,704	167,389

Total loans	$7,708	$1,802	$3,243	$12,753	$1,214,640	$1,227,393

	December 31, 2016
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$651	$—	$563	$1,214	$175,430	$176,644
Home equity loans and lines	37	29	—	66	47,799	47,865
Commercial real estate	475	—	587	1,062	320,761	321,823
Construction and land	467	—	12	479	138,476	138,955
Multi-family residential	—	—	—	—	26,941	26,941

Total real estate loans	1,630	29	1,162	2,821	709,407	712,228

Other loans:
Commercial and industrial	656	706	650	2,012	129,623	131,635
Consumer	531	97	192	820	40,007	40,827

Total other loans	1,187	803	842	2,832	169,630	172,462

Total originated loans	$2,817	$832	$2,004	$5,653	$879,037	$884,690

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,471	$969	$2,025	$4,465	$160,774	$165,239
Home equity loans and lines	136	27	38	201	40,755	40,956
Commercial real estate	—	—	1,164	1,164	104,528	105,692
Construction and land	21	—	30	51	2,161	2,212
Multi-family residential	19	—	—	19	19,409	19,428

Total real estate loans	1,647	996	3,257	5,900	327,627	333,527

Other loans:
Commercial and industrial	—	—	—	—	8,175	8,175
Consumer	2	8	2	12	1,429	1,441

Total other loans	2	8	2	12	9,604	9,616

Total acquired loans	$1,649	$1,004	$3,259	$5,912	$337,231	$343,143

Total loans:
Real estate loans:
One- to four-family first mortgage	$2,122	$969	$2,588	$5,679	$336,204	$341,883
Home equity loans and lines	173	56	38	267	88,554	88,821
Commercial real estate	475	—	1,751	2,226	425,289	427,515
Construction and land	488	—	42	530	140,637	141,167
Multi-family residential	19	—	—	19	46,350	46,369

Total real estate loans	3,277	1,025	4,419	8,721	1,037,034	1,045,755

Other loans:
Commercial and industrial	656	706	650	2,012	137,798	139,810
Consumer	533	105	194	832	41,436	42,268

Total other loans	1,189	811	844	2,844	179,234	182,078

Total loans	$4,466	$1,836	$5,263	$11,565	$1,216,268	$1,227,833

Excluding Acquired Loans with deteriorated credit quality, the Company did not have any loans greater than 90 days past due and accruing as of September 30, 2017 or December 31, 2016.

The following table summarizes the accretable yield on loans accounted for under ASC 310-30 as of the dates indicated.

	For the Nine Months Ended
(dollars in thousands)	September 30, 2017	September 30, 2016
Balance at beginning of period	$(11,091)	$(16,792)
Accretion	2,495	5,155

Transfers from nonaccretable difference to accretable yield	(1,208)	(879)

Balance at end of period	$(9,804)	$(12,516)

The following table summarizes information pertaining to Originated Loans, which were deemed impaired loans as of the dates indicated.

	As of September 30, 2017
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	473	476	—	370	18
Commercial real estate	23	33	—	18	1
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	2,952	3,131	—	3,209	133
Consumer	—	—	—	—	—

Total	$3,448	$3,640	$—	$3,597	$152

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$55	$—
Home equity loans and lines	459	460	348	358	17
Commercial real estate	—	—	—	395	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,988	2,102	865	1,985	80
Consumer	—	—	—	—	—

Total	$2,447	$2,562	$1,213	$2,793	$97

Total impaired Originated Loans:
One- to four-family first mortgage	$—	$—	$—	$55	$—
Home equity loans and lines	932	936	348	728	35
Commercial real estate	23	33	—	413	1
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	4,940	5,233	865	5,194	213
Consumer	—	—	—	—	—

Total	$5,895	$6,202	$1,213	$6,390	$249

	As of December 31, 2016
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	3,144	3,178	—	262	166
Consumer	—	—	—	—	—

Total	$3,144	$3,178	$—	$262	$166

With an allowance recorded:
One- to four-family first mortgage	$252	$260	$39	$93	$13
Home equity loans and lines	—	—	—	—	—
Commercial real estate	462	483	19	423	14
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,700	1,737	737	1,635	87
Consumer	—	—	—	—	—

Total	$2,414	$2,480	$795	$2,151	$114

Total impaired loans:
One- to four-family first mortgage	$252	$260	$39	$93	$13
Home equity loans and lines	—	—	—	—	—
Commercial real estate	462	483	19	423	14
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	4,844	4,915	737	1,897	253
Consumer	—	—	—	—	—

Total	$5,558	$5,658	$795	$2,413	$280

As of September 30, 2016
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$—	$—

With an allowance recorded:
One- to four-family first mortgage	$75	$81	$28	$79	$4
Home equity loans and lines	—	—	—	—	—
Commercial real estate	619	650	64	375	17
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	3,554	3,593	547	1,290	149
Consumer	—	—	—	—	—

Total	$4,248	$4,324	$639	$1,744	$170

Total impaired loans:
One- to four-family first mortgage	$75	$81	$28	$79	$4
Home equity loans and lines	—	—	—	—	—
Commercial real estate	619	650	64	375	17
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	3,554	3,593	547	1,290	149
Consumer	—	—	—	—	—

Total	$4,248	$4,324	$639	$1,744	$170

The following table summarizes information pertaining to nonaccrual loans as of dates indicated.

	September 30, 2017			December 31, 2016
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans(2):
One- to four-family first mortgage	$1,425	$877	$2,302	$891	$833	$1,724
Home equity loans and lines	1,823	100	1,923	998	90	1,088
Commercial real estate	3,255	—	3,255	1,799	164	1,963
Construction and land	—	—	—	12	63	75
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	9,657	243	9,900	8,230	312	8,542
Consumer	321	—	321	360	1	361

Total	$16,481	$1,220	$17,701	$12,290	$1,463	$13,753

(1)	Table excludes acquired loans which were being accounted for under ASC 310-30 because they continue to earn interest from accretable yield regardless of their status as past due or otherwise not in compliance with their contractual terms. Acquired loans with deteriorated credit quality, which were being accounted for under ASC 310-30 and which were 90 days or more past due, totaled $1.5 million and $2.7 million as of September 30, 2017 and December 31, 2016, respectively.
(2)	Nonaccrual loans include loans restructured and placed on nonaccrual status. Originated restructured nonaccrual loans totaled $8.9 million and $10.0 million at September 30, 2017 and December 31, 2016, respectively. Acquired restructured nonaccrual loans totaled $457,000 and $435,000 at September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017, the Company had no outstanding commitments to lend additional funds to any customer whose loan was classified as impaired.

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

Information about the Company’s TDRs is presented in the following tables.

	As of September 30, 2017
(dollars in thousands)	Current	Past Due Greater Than 30 Days and Accruing	Nonaccrual TDRs	Total TDRs
Originated loans:

Real estate loans:
One- to four-family first mortgage	$300	$67	$487	$854
Home equity loans and lines	312	44	836	1,192
Commercial real estate	—	99	1,505	1,604
Construction and land	177	—	—	177
Multi-family residential	—	—	—	—

Total real estate loans	789	210	2,828	3,827

Other loans:
Commercial and industrial	—	—	5,917	5,917
Consumer	—	—	192	192

Total other loans	—	—	6,109	6,109

Total originated loans	$789	$210	$8,937	$9,936

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$218	$4	$120	$342
Home equity loans and lines	—	—	94	94
Commercial real estate	1,139	—	—	1,139
Construction and land	—	—	—	—
Multi-family residential	—	—	—	—

Total real estate loans	1,357	4	214	1,575

Other loans:
Commercial and industrial	1,567	—	243	1,810
Consumer	—	—	—	—

Total other loans	1,567	—	243	1,810

Total acquired loans	$2,924	$4	$457	$3,385

Total loans:
Real estate loans:
One- to four-family first mortgage	$518	$71	$607	1,196
Home equity loans and lines	312	44	930	1,286
Commercial real estate	1,139	99	1,505	2,743
Construction and land	177	—	—	177
Multi-family residential	—	—	—	—

Total real estate loans	2,146	214	3,042	5,402

Other loans:
Commercial and industrial	1,567	—	6,160	7,727
Consumer	—	—	192	192

Total other loans	1,567	—	6,352	7,919

Total loans	$3,713	$214	$9,394	$13,321

	As of December 31, 2016
(dollars in thousands)	Current	Past Due Greater Than 30 Days and Accruing	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$276	$—	$327	$603
Home equity loans and lines	331	—	988	1,319
Commercial real estate	102	—	1,717	1,819
Construction and land	562	—	—	562
Multi-family residential	—	—	—	—

Total real estate loans	1,271	—	3,032	4,303

Other loans:
Commercial and industrial	—	—	6,775	6,775
Consumer	—	—	168	168

Total other loans	—	—	6,943	6,943

Total originated loans	$1,271	$—	$9,975	$11,246

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$292	$86	$60	$438
Home equity loans and lines	—	—	62	62
Commercial real estate	288	860	—	1,148
Construction and land	—	—	—	—
Multi-family residential	—	—	—	—

Total real estate loans	580	946	122	1,648

Other loans:
Commercial and industrial	1,853	—	313	2,166
Consumer	—	—	—	—

Total other loans	1,853	—	313	2,166

Total acquired loans	$2,433	$946	$435	$3,814

Total loans:
Real estate loans:
One- to four-family first mortgage	$568	$86	$387	$1,041
Home equity loans and lines	331	—	1,050	1,381
Commercial real estate	390	860	1,717	2,967
Construction and land	562	—	—	562
Multi-family residential	—	—	—	—

Total real estate loans	1,851	946	3,154	5,951

Other loans:
Commercial and industrial	1,853	—	7,088	8,941
Consumer	—	—	168	168

Total other loans	1,853	—	7,256	9,109

Total loans	$3,704	$946	$10,410	$15,060

The following table summarizes information pertaining to loans modified as of the periods indicated.

	For the Nine Months Ended
	September 30, 2017			September 30, 2016
(dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
One- to four-family first mortgage	5	$268	$263	7	$1,098	$648
Home equity loans and lines	2	38	37	3	939	930
Commercial real estate	1	431	431	4	1,006	893
Construction and land	—	—	—	1	351	211
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	1	1,439	1,146	16	3,717	3,698

Other consumer	2	60	57	1	51	40

Total	11	$2,236	$1,934	32	$7,162	$6,420

None of the performing troubled debt restructurings as of September 30, 2017 had defaulted subsequent to the restructuring through the date the financial statements were available to be issued.

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

Management primarily identifies investment securities, which may have traded in illiquid or inactive markets, by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of September 30, 2017, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets measured for fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

		Fair Value Measurements Using
(dollars in thousands)	September 30, 2017	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$75,254	$—	$75,254	$—
Collateralized mortgage obligations	99,873	—	99,873	—
Municipal bonds	18,493	—	18,493	—
U.S. government agency	8,576	—	8,576	—

Total	$202,196	$—	$202,196	$—

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2016	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$78,931	$—	$78,931	$—
Collateralized mortgage obligations	74,330	—	74,330	—
Municipal bonds	21,428	—	21,428	—
U.S. government agency	9,041	—	9,041	—

Total	$183,730	$—	$183,730	$—

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

		Fair Value Measurements Using
(dollars in thousands)	September 30, 2017	Level 1	Level 2	Level 3
Repossessed assets	$454	$—	$—	$454
Impaired loans	4,682	—	—	4,682

Total	$5,136	$—	$—	$5,136

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2016	Level 1	Level 2	Level 3
Repossessed assets	$2,893	$—	$—	$2,893
Impaired loans	4,763	—	—	4,763

Total	$7,656	$—	$—	$7,656

The following table shows significant observable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of September 30, 2017
Repossessed assets	$454	Third party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	6% - 100%	41%
Impaired loans	$4,682	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	20%

As of December 31, 2016
Repossessed assets	$2,893	Third party appraisals, sales contracts, Broker price opinions	Collateral discounts and estimated costs to sell	6% - 96%	19%
Impaired loans	$4,763	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	15%

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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at September 30, 2017
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$51,626	$51,626	$51,626	$—	$—
Interest-bearing deposits in banks	1,191	1,191	1,191	—	—
Investment securities available for sale	202,196	202,196	—	202,196	—
Investment securities held to maturity	13,118	13,246	—	13,246	—
Mortgage loans held for sale	5,617	5,617	—	5,617	—
Loans, net	1,213,969	1,214,156	—	1,209,474	4,682
Cash surrender value of BOLI	20,510	20,510	20,510	—	—

Financial Liabilities
Deposits	$1,319,713	$1,319,692	$—	$1,319,692	$—
Short-term FHLB advances	—	—	—	—	—
Long-term FHLB advances	64,804	64,498	—	64,498	—

		Fair Value Measurements at December 31, 2016
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$29,315	$29,315	$29,315	$—	$—
Interest-bearing deposits in banks	1,884	1,884	1,884	—	—
Investment securities available for sale	183,730	183,730	—	183,730	—
Investment securities held to maturity	13,365	13,362	—	13,362	—
Mortgage loans held for sale	4,156	4,156	—	4,156	—
Loans, net	1,215,323	1,205,538	—	1,200,775	4,763
Cash surrender value of BOLI	20,150	20,150	20,150	—	—

Financial Liabilities
Deposits	$1,248,072	$1,247,526	$—	$1,247,526	$—
Short-term FHLB advances	40,000	40,000	40,000	—	—
Long-term FHLB advances	78,533	78,039	—	78,039	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Home Bank, N. A. (the “Bank”), from December 31, 2016 through September 30, 2017 and on its results of operations for the three and nine months ended September 30, 2017 and September 30, 2016. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

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

EXECUTIVE OVERVIEW

During the third quarter of 2017, the Company earned $4.1 million, a decrease of $270,000, or 6.2%, compared to the third quarter of 2016. Diluted earnings per share for the third quarter of 2017 were $0.56, a decrease of $0.05, or 8.2%, compared to the third quarter of 2016. The third quarter of 2017 includes merger expenses related to the pending acquisition of St. Martin Bancshares, Inc. (“St. Martin”) totaling $225,000, net of taxes. Excluding merger-related expenses, net income for the third quarter of 2017 decreased 1.0% compared to the third quarter of 2016 (see the “Non-GAAP Reconciliation” on page 29).

During the nine months ended September 30, 2017, the Company earned $13.6 million, an increase of $1.9 million, or 15.8%, compared to the nine months ended September 30, 2016. Diluted earnings per share for the nine months ended September 30, 2017 were $1.88, an increase of $0.23, or 13.9%, compared to the nine months ended September 30, 2016. Excluding merger-related expenses and banking center loss and gains, net income for the nine months ended September 30, 2017 increased 16.7% compared to the nine months ended September 30, 2016. Diluted earnings per share, excluding merger-related expenses and the banking centers loss and gains, for the nine months ended September 30, 2017 increased 15.0% compared to the nine months ended September 30, 2016.

Key components of the Company’s performance during the three and nine months ended September 30, 2017 include:

•	Assets totaled $1.6 billion as of September 30, 2017, an increase of $30.6 million, or 2.0%, from December 31, 2016.

•	Investment securities totaled $215.3 million as of September 30, 2017, an increase of $18.2 million, or 9.2% from December 31, 2016.

•	Loans as of September 30, 2017 were $1.2 billion, a decrease of $440,000 from December 31, 2016.

•	Deposits as of September 30, 2017 were $1.3 billion, an increase of $71.6 million, or 5.7%, from December 31, 2016. Core deposits (i.e., checking, savings, and money market accounts) totaled $1.0 billion as of September 30, 2017, an increase of $48.8 million, or 5.0%, from December 31, 2016.

•	Federal Home Loan Bank advances totaled $64.8 million as of September 30, 2017, a decrease of $53.7 million, or 45.3%, from December 31, 2016.

•	Interest income increased $819,000, or 4.9%, in the third quarter of 2017 compared to the third quarter of 2016. For the nine months ended September 30, 2017, interest income increased $1.7 million, or 3.3%, compared to the nine months ended September 30, 2016. The increases were due primarily to an increase in accretion income on acquired loans for the comparative three and nine month periods totaling $268,000 and $974,000, respectively.

•	The provision for loan losses totaled $660,000 for the third quarter of 2017, a decrease of $140,000, or 17.4%, compared to the third quarter of 2016. For the nine months ended September 30, 2017, the provision for loan losses totaled $1.1 million, a decrease of $1.6 million, or 58.6%, from the nine months ended September 30, 2016. At September 30, 2017, the Company’s ratio of the allowance for loan losses to total loans was 1.09%, compared to 0.99% at September 30, 2016. Excluding acquired loans, the ratio of the allowance for loan losses to total loans was 1.40% at September 30, 2017, compared to 1.36% at September 30, 2016. The Company recorded $204,000 in net loan charge-offs during the first nine months of 2017, compared to $54,000 in net loan charge-offs during the first nine months of 2016.

•	Noninterest income for the third quarter of 2017 decreased $222,000, or 8.8%, compared to the third quarter of 2016. For the nine months ended September 30, 2017, noninterest income decreased $1.2 million, or 14.6%, compared to the nine months ended September 30, 2016. The nine months ended September 30, 2017 includes a net loss of $69,000 resulting from the write down of a closed banking center in Vicksburg, Mississippi and a gain on the sale of a banking center, while the nine months ending September 30, 2016 includes a gain on a sale of a banking center totaling $641,000. Excluding the loss and gains on the banking centers, noninterest income for the nine months ended September 30, 2017 totaled $7.4 million, a decrease of $537,000, or 6.8%, from the comparative nine month period in 2016.

•	Noninterest expense for the third quarter of 2017 increased $698,000, or 6.6%, compared to the third quarter of 2016. Noninterest expense for the nine months ended September 30, 2017 decreased $1.4 million, or 4.1%, compared to the nine months ended September 30, 2016. Noninterest expense includes merger-related expenses totaling $247,000 for the three and nine months ended September 30, 2017. Excluding merger-related expenses, noninterest expense increased $451,000, or 4.2%, for the third quarter of 2017 compared to the third quarter of 2016, and decreased $808,000, or 2.4%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

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

Non-GAAP Reconciliation

	For the Three Months Ended		For the Nine Months Ended
(dollars in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Reported noninterest income	$2,293	$2,515	$7,283	$8,529
Less: (Loss) gain on closure or sale of banking center(s)	—	—	(69)	641

Non-GAAP noninterest income	$2,293	$2,515	$7,352	$7,888

Reported noninterest expense	$11,341	$10,643	$33,422	$34,839
Less: Merger-related expenses	247	—	247	856

Non-GAAP noninterest expense	$11,094	$10,643	$33,175	$33,983

Reported net income	$4,090	$4,360	$13,582	$11,726
Less: (Loss) gain on closure or sale of banking center(s), net of tax	—	—	(45)	416
Add: Merger-related expenses, net of tax	225	—	225	560

Non-GAAP net income	$4,315	$4,360	$13,852	$11,870

Diluted EPS	$0.56	$0.61	$1.88	$1.65
Less: (Loss) gain on closure or sale of banking center(s)	—	—	(0.01)	0.06
Add: Merger-related expenses	0.03	—	0.03	0.08

Non-GAAP diluted EPS	$0.59	$0.61	$1.92	$1.67

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – Loans outstanding as of September 30, 2017 were $1.2 billion, a decrease of $440,000 from December 31, 2016. Growth in originated loans of 2.5% (3.4% annualized) during the first nine months of 2017 was offset by repayments of acquired loans.

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

	September 30,	December 31,	Increase/(Decrease)
(dollars in thousands)	2017	2016	Amount	Percent
Real estate loans:
One- to four-family first mortgage	$333,642	$341,883	$(8,241)	(2.4)%
Home equity loans and lines	90,124	88,821	1,303	1.5
Commercial real estate	465,552	427,515	38,037	8.9
Construction and land	124,554	141,167	(16,613)	(11.8)
Multi-family residential	46,132	46,369	(237)	(0.5)

Total real estate loans	1,060,004	1,045,755	14,249	1.4

Other loans:
Commercial and industrial	128,784	139,810	(11,026)	(7.9)
Consumer	38,605	42,268	(3,663)	(8.7)

Total other loans	167,389	182,078	(14,689)	(8.1)

Total loans	$1,227,393	$1,227,833	$(440)	(0.0)%

The outstanding balance of direct loans to borrowers in the energy sector totaled $32.5 million, or 2.6% of total outstanding loans, at September 30, 2017, compared to $34.0 million at December 31, 2016. Unfunded loan commitments to customers in the energy sector totaled $5.0 million at September 30, 2017, compared to $6.7 million at December 31, 2016. At September 30, 2017, loans constituting 95.0% of the balance of our direct energy-related loans were performing in accordance with their original loan agreements. The remaining 5.0%, or $1.6 million, had been restructured and were paying in accordance with the restructured terms as of September 30, 2017. The Company holds no shared national credits.

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger (i.e., loans with balances of $100,000 or greater) commercial real estate loans, multi-family residential loans, construction and land loans and commercial and industrial loans are individually evaluated for impairment. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer at the bank. The Company typically orders an “as is” valuation for collateral property if a loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of September 30, 2017 and December 31, 2016, loans individually evaluated for impairment, excluding acquired loans, amounted to $5.9 million and $5.6 million, respectively. As of September 30, 2017 and December 31, 2016, acquired impaired loans (loans considered to have deteriorated credit quality at the time of acquisition) amounted to $9.3 million and $13.1 million, respectively. As of September 30, 2017 and December 31, 2016, substandard loans, excluding acquired loans, amounted to $28.2 million and $23.8 million, respectively. The amount of the allowance for loan losses allocated to substandard loans originated by Home Bank totaled $1.2 million as of September 30, 2017 and $795,000 as of December 31, 2016. The amount of allowance for loan losses allocated to acquired loans totaled $384,000 and $291,000, respectively, at such dates. There were no assets classified as doubtful or loss as of September 30, 2017 or December 31, 2016.

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

	September 30, 2017			December 31, 2016
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans(2):
Real estate loans:
One- to four-family first mortgage	$1,425	$877	$2,302	$891	$833	$1,724
Home equity loans and lines	1,823	100	1,923	998	90	1,088
Commercial real estate	3,255	—	3,255	1,799	164	1,963
Construction and land	—	—	—	12	63	75
Multi-family residential	—	—	—	—	—	—
Other loans:
Commercial and industrial	9,657	243	9,900	8,230	312	8,542
Consumer	321	—	321	360	1	361

Total nonaccrual loans	16,481	1,220	17,701	12,290	1,463	13,753
Accruing loans 90 days or more past due	—	—	—	—	—	—

Total nonperforming loans	16,481	1,220	17,701	12,290	1,463	13,753
Foreclosed assets	87	367	454	722	2,171	2,893

Total nonperforming assets	16,568	1,587	18,155	13,012	3,634	16,646
Performing troubled debt restructurings	999	2,928	3,927	1,270	3,380	4,650

Total nonperforming assets and troubled debt restructurings	$17,567	$4,515	$22,082	$14,282	$7,014	$21,296

Nonperforming loans to total loans			1.44%			1.12%
Nonperforming loans to total assets			1.12%			0.88%
Nonperforming assets to total assets			1.14%			1.07%

(1)	Table excludes acquired loans which were being accounted for under ASC 310-30 because they continue to earn interest from accretable yield regardless of their status as past due or otherwise not in compliance with their contractual terms. Acquired loans with deteriorated credit quality, which were being accounted for under ASC 310-30 and which were 90 days or more past due, totaled $1.5 million and $2.7 million as of September 30, 2017 and December 31, 2016, respectively.
(2)	Nonaccrual loans include originated restructured loans placed on nonaccrual totaling $8.9 million and $10.0 million at September 30, 2017 and December 31, 2016, respectively. Acquired restructured loans placed on nonaccrual totaled $457,000 and $435,000 at September 30, 2017 and December 31, 2016, respectively.

The Company recorded net loan charge-offs for the third quarter of 2017 of $246,000 and net loan charge-offs for the nine months ended September 30, 2017 of $204,000. The Company recorded net loan charge-offs of $54,000 during the quarter and nine months ended September 30, 2016.

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

Acquired loans were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. If the present value of expected cash flows for a pool is less than its carrying value, an impairment is recognized by an increase in the allowance for loan losses and a charge to the provision for loan losses. As of September 30, 2017 and December 31, 2016, $384,000 and $291,000, respectively, of our allowance for loan losses was allocated to acquired loans.

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

The following table presents the activity in the allowance for loan losses during the first nine months of 2017.

(dollars in thousands)	Originated	Acquired	Total
Balance, December 31, 2016	$12,220	$291	$12,511
Provision charged to operations	1,024	93	1,117
Loans charged off	(430)	—	(430)
Recoveries on charged off loans	226	—	226

Balance, September 30, 2017	$13,040	$384	$13,424

At September 30, 2017, the Company’s ratio of allowance for loan losses to total loans was 1.09%, compared to 1.02% and 0.99% at December 31, 2016 and September 30, 2016, respectively. Excluding acquired loans, the ratio of allowance for loan losses to total loans was 1.40% at September 30, 2017, compared to 1.38% and 1.36% at December 31, 2016 and September 30, 2016, respectively.

The allowance for loan losses attributable to direct energy-related loans totaled 3.32% of the outstanding balance of energy-related loans at September 30, 2017, compared to 3.35% and 3.29% at December 31, 2016 and September 30, 2016, respectively.

Investment Securities

The Company’s investment securities portfolio totaled $215.3 million as of September 30, 2017, an increase of $18.2 million, or 9.2%, from December 31, 2016. As of September 30, 2017, the Company had a net unrealized gain on its available for sale investment securities portfolio of $121,000, compared to a net unrealized gain of $18,000 as of December 31, 2016. The investment securities portfolio had a modified duration of 3.1 and 3.6 years at September 30, 2017 and December 31, 2016, respectively.

The following table summarizes activity in the Company’s investment securities portfolio during the first nine months of 2017.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2016	$183,730	$13,365

Purchases	48,408	—
Principal payments and calls	(29,022)	—
Accretion of discounts and amortization of premiums, net	(1,022)	(247)
Increase in market value	102	—

Balance, September 30, 2017	202,196	13,118

Funding Sources

Deposits – Deposits totaled $1.3 billion as of September 30, 2017, an increase of $71.6 million, or 5.7%, compared to December 31, 2016. Core deposits (which the Company defines as all deposits other than certificates of deposit) totaled $1.0 billion as of September 30, 2017, an increase of $48.8 million, or 5.0%, compared to December 31, 2016. Certificates of deposit totaled $295.1 million as of September 30, 2017, an increase of $22.9 million, or 8.4%, compared to December 31, 2016 due primarily to special promotions.

The following table sets forth the composition of the Company’s deposits at the dates indicated.

	September 30,	December 31,	Increase (Decrease)
(dollars in thousands)	2017	2016	Amount	Percent
Demand deposit	$272,477	$296,519	$(24,042)	(8.1)%
Savings	108,318	109,414	(1,096)	(1.0)
Money market	267,777	264,784	2,993	1.1
NOW	375,999	305,092	70,907	23.2
Certificates of deposit	295,142	272,263	22,879	8.4

Total deposits	$1,319,713	$1,248,072	$71,641	5.7%

Federal Home Loan Bank Advances – The Company had no short-term FHLB advances as of September 30, 2017 compared to $40.0 million in such advances at December 31, 2016. Long-term FHLB advances totaled $64.8 million as of September 30, 2017, a decrease of $13.7 million, or 17.5%, compared December 31, 2016.

Shareholders’ Equity – Shareholders’ equity increased $12.8 million, or 7.1%, from $179.8 million as of December 31, 2016 to $192.6 million as of September 30, 2017.

As of September 30, 2017, the Company and the Bank had regulatory capital that were well in excess of regulatory requirements. The following table presents actual and required capital ratios for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2017 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Phase-In Schedule		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Tier 1 risk-based capital	$180,889	15.17%	$86,445	7.25%	$101,350	8.50%	N/A	N/A
Total risk-based capital	194,313	16.30	110,292	9.25	125,197	10.50	N/A	N/A
Tier 1 leverage capital	180,889	11.58	62,480	4.00	62,480	4.00	N/A	N/A

	Actual		Minimum Capital Required – Basel III Phase-In Schedule		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$166,342	13.97%	$68,451	5.75%	$83,332	7.00%	$77,379	6.50%
Tier 1 risk-based capital	166,342	13.97	86,308	7.25	101,189	8.50	95,236	8.00
Total risk-based capital	179,766	15.10	110,117	9.25	124,998	10.50	119,045	10.00
Tier 1 leverage capital	166,342	10.66	62,416	4.00	62,416	4.00	78,020	5.00

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity Management

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring adequate cash flow exists to meet the Company’s needs, including operating, strategic and capital. The Company develops its liquidity management strategies as part of its overall asset/liability management process. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity. As of September 30, 2017, cash and cash equivalents totaled $51.6 million. At such date, investment securities available for sale totaled $202.2 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. As of September 30, 2017, certificates of deposit maturing within the next 12 months totaled $178.8 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended September 30, 2017, the average balance of outstanding FHLB advances was $66.6 million. As of September 30, 2017, the Company had $64.8 million in total outstanding FHLB advances and had $571.2 million in additional FHLB advances available.

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

Asset/Liability Management

The objective of asset/liability management is to implement strategies for the funding and deployment of the Company’s financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk. Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of September 30, 2017.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	0.1%
+200	0.4
+100	0.4

The actual impact of changes in interest rates will depend on many factors. These factors include the Company’s ability to achieve expected growth in earning assets and maintain a desired mix of earning assets and interest-bearing liabilities, the actual timing of asset and liability repricing, the magnitude of interest rate changes and corresponding movement in interest rate spreads, and the level of success of asset/liability management strategies.

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of September 30, 2017 and December 31, 2016.

	Contract Amount
	September 30,	December 31,
(dollars in thousands)	2017	2016
Standby letters of credit	$3,541	$5,233
Available portion of lines of credit	146,300	141,968
Undisbursed portion of loans in process	55,592	62,791
Commitments to originate loans	103,973	98,714

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

RESULTS OF OPERATIONS

During the third quarter of 2017, the Company earned $4.1 million, a decrease of $270,000, or 6.2%, compared to the third quarter of 2016. Diluted earnings per share for the third quarter of 2017 were $0.56, a decrease of $0.05, or 8.2%, compared to the third quarter of 2016. The third quarter of 2017 included merger expenses totaling $225,000, net of taxes, related to the pending acquisition of St. Martin. Excluding merger-related expenses, net income for the third quarter 2017 totaled $4.3 million, a decrease of $45,000, or 1.0%, compared to the third quarter of 2016. (See the “Non-GAAP Reconciliation” on page 29).

During the nine months ended September 30, 2017, the Company earned $13.6 million, an increase of $1.9 million, or 15.8%, compared to the nine months ended September 30, 2016. Diluted earnings per share for the nine months ended September 30, 2017 were $1.88, an increase of $0.23, or 13.9%, compared to the nine months ended September 30, 2016. The nine months ended September 30, 2017 includes a net loss totaling $45,000, net of taxes, resulting from a write down on a banking center, which closed in the second quarter of 2017 and a gain on the sale of a banking center in the first quarter of 2017 and merger-related expenses totaling $225,000, net of taxes. The nine months ended September 30, 2016 includes a gain on the sale of a banking center, net of taxes, totaling $416,000 and merger-related expenses totaling $560,000, net of taxes. Excluding merger-related expenses and the gains and losses on sales or closures of banking centers, net income totaled $13.9 million, an increase of $2.0 million, or 16.7%, compared to the nine months ended September 30, 2016. Diluted earnings per share for the nine months ended September 30, 2017 increased 15.0% compared to the nine months ended September 30, 2016, excluding merger-related expenses and the gains and losses on sales or closures of banking centers.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 4.13% and 4.20% for the three months ended September 30, 2017 and September 30, 2016, respectively, and 4.20% and 4.23% for the nine months ended September 30, 2017 and September 30, 2016, respectively. The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.29% and 4.32% for the three months ended September 30, 2017 and September 30, 2016, respectively, and 4.35% for the nine months ended September 30, 2017 and 2016.

Net interest income totaled $16.0 million for the three months ended September 30, 2017, an increase of $417,000, or 2.7%, compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, net interest income totaled $47.8 million, an increase of $1.0 million, or 2.2%, compared to the nine months ended September 30, 2016. The increase in net interest income was due primarily to an increase of $268,000 and $974,000 for the three and nine months ended September 30, 2017, respectively, in accretion income on acquired loans and higher yields on investment securities, which were partially offset with higher average rates of interest paid on deposits.

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

	Three Months Ended September 30,
	2017			2016
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate(1)
Interest-earning assets:
Loans receivable(1)
Originated loans	$917,056	$11,756	5.04%	$856,706	$10,846	4.98%
Acquired loans	298,929	4,580	6.05	369,841	5,043	5.39

Total loans receivable(1)	1,215,985	16,336	5.29	$1,226,547	15,889	5.11
Investment securities
Taxable	182,411	983	2.16	150,412	722	1.92

Tax-exempt (TE)	30,406	152	3.07	33,837	167	3.04

Total investment securities	212,817	1,135	2.29	184,249	889	2.13

Other interest-earning assets	44,941	194	1.72	15,410	69	1.78

Total interest-earning assets (TE)	1,473,743	17,665	4.75	1,426,206	16,847	4.69

Noninterest-earning assets	99,925			106,958

Total assets	$1,573,668			$1,533,164

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$726,995	$682	0.37%	$666,585	$387	0.23%

Certificates of deposit	297,168	714	0.95	264,534	526	0.79

Total interest-bearing deposits	1,024,163	1,396	0.54	931,119	913	0.39
Short-term FHLB advances	—	—	—	48,415	54	0.44

Long term FHLB advances	66,630	313	1.88	79,618	341	1.72

Total interest-bearing liabilities	1,090,793	1,709	0.62	1,059,152	1,308	0.49

Noninterest-bearing liabilities	291,267			298,032

Total liabilities	1,382,060			1,357,184
Shareholders’ equity	191,608			175,980

Total liabilities and shareholders’ equity	$1,573,668			$1,533,164

Net interest-earning assets	$382,950			$367,054

Net interest spread (TE)		$15,956	4.13%		$15,539	4.20%

Net interest margin (TE)			4.29%			4.32%

	Nine Months Ended September 30,
	2017			2016
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate(1)
Interest-earning assets:
Loans receivable(1)
Originated loans	$909,068	$34,580	5.04%	$832,628	$31,892	5.06%
Acquired loans	313,838	14,167	5.99	393,134	15,868	5.35

Loans receivable(1)	1,222,906	48,747	5.28	$1,225,762	$47,760	5.15%
Investment securities
Taxable	174,936	2,807	2.14	152,493	2,296	2.01

Tax-exempt (TE)	31,347	471	3.08	34,468	510	3.04

Total investment securities	206,283	3,278	2.28	186,961	2,806	2.20
Other interest-earning assets	34,206	403	1.57	16,843	196	1.55

Total interest-earning assets (TE)	1,463,395	52,428	4.77	1,429,566	50,762	4.72

Noninterest-earning assets	102,392			111,405

Total assets	$1,565,787			$1,540,971

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$702,565	$1,582	0.30%	$671,762	$1,177	0.23%
Certificates of deposit	288,037	1,956	0.91	269,479	1,587	0.79

Total interest-bearing deposits	990,602	3,538	0.48	941,241	2,764	0.39
Short-term FHLB advances	18,166	95	0.69	45,049	143	0.42
Long term FHLB advances	71,754	972	1.81	82,767	1,041	1.68

Total interest-bearing liabilities	1,080,522	4,605	0.57	1,069,057	3,948	0.49

Noninterest-bearing liabilities	297,896			299,989

Total liabilities	1,378,418			1,369,046
Shareholders’ equity	187,369			171,925

Total liabilities and shareholders’ equity	$1,565,787			$1,540,971

Net interest-earning assets	$382,873			$360,509

Net interest spread (TE)		$47,823	4.20%		$46,814	4.23%

Net interest margin (TE)			4.35%			4.35%

(1)	Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process. Acquired loans were recorded at fair value upon acquisition and accrete interest income over the remaining lives of the respective loans.

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

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2017 Compared to 2016			2017 Compared to 2016
	Change Attributable To			Change Attributable To
			Total			Total
			Increase			Increase
(dollars in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest income:
Loans receivable	$619	$(172)	$447	$1,139	$(152)	$987
Investment securities (TE)	104	142	246	184	288	472
Other interest-earning assets	(5)	130	125	4	203	207

Total interest income	718	100	818	1,327	339	1,666

Interest expense:
Savings, checking and money market accounts	238	57	295	325	80	405
Certificates of deposit	116	72	188	252	117	369
FHLB advances	3	(85)	(82)	140	(257)	(117)

Total interest expense	357	44	401	717	(60)	657

Increase (decrease) in net interest income	$361	$56	$417	$610	$399	$1,009

Provision for Loan Losses – For the quarter ended September 30, 2017, the Company recorded a provision for loan losses of $660,000, which was 17.4% lower than the $800,000 recorded for the same period in 2016. For the nine months ended September 30, 2017, the provision for loan losses totaled $1.1 million, which was 58.6% lower than the $2.7 million recorded for the same period in 2016. The Company recorded net loan charge-offs of $246,000 during the third quarter of 2017, compared to $54,000 of net loan charge-offs in the third quarter of 2016. The Company recorded net loan charge-offs of $204,000 during the nine months ended September 30, 2017 and net loan charge-offs of $54,000 during the nine months ended September 30, 2016.

As of September 30, 2017, the Company’s ratio of allowance for loan losses to total loans was 1.09%, compared to 1.02% and 0.99% at December 31, 2016 and September 30, 2016, respectively. Excluding acquired loans, the ratio of allowance for loan losses to total loans was 1.40% at September 30, 2017, compared to 1.38% and 1.36% at December 31, 2016 and September 30, 2016, respectively. The ratio of non-performing loans to total assets was 1.12% at September 30, 2017, compared to 0.88% at December 31, 2016.

Noninterest Income – The Company’s noninterest income was $2.3 million for the quarter ended September 30, 2017, $222,000, or 8.8%, lower than the $2.5 million earned for the same period in 2016. The decrease in noninterest income for the third quarter of 2017 compared to the third quarter of 2016 was primarily the result of lower gains on the sale of mortgage loans (down $115,000) and a reduction in other income (down $133,000).

Noninterest income was $7.3 million for the nine months ended September 30, 2017, $1.2 million, or 14.6%, lower than the $8.5 million earned for the same period of 2016. The nine months ended September 30, 2017 includes a net loss of $69,000 resulting from a $449,000 write down on a closed banking center in Vicksburg, Mississippi and a $380,000 gain on the sale of a banking center in the first quarter of 2017, while the nine months ending September 30, 2016 includes a gain on a sale of a banking center totaling $641,000. Excluding the loss and gains on the banking center transactions, noninterest income totaled $7.4 million, a decrease of $537,000, or 6.8%, during the comparative nine month period. See “Non-GAAP Reconciliation” on page 29. In the comparative nine month period, noninterest income reflected lower gains on the sale of mortgage loans (down $287,000), other income (down $302,000) and service fees and charges (down $101,000), which were partially offset by higher bank card fees (up $232,000).

Noninterest Expense – The Company’s noninterest expense was $11.3 million for the three months ended September 30, 2017, $698,000, or 6.6%, higher than the $10.6 million recorded for the same period in 2016. Noninterest expense for the third quarter of 2017 includes merger-related expenses totaling $247,000. The increase in noninterest expense in the third quarter of 2017 compared to the third quarter of 2016 resulted primarily from the lower foreclosed asset expenses (up $402,000 due primarily from the less gains on sale of foreclosed assets), higher compensation and benefits (up $339,000) and professional fees (up $162,000 due primarily from merger expenses), which were partially offset by lower data processing and communications expenses (down $206,000).

Noninterest expense was $33.4 million for the nine months ended September 30, 2017, $1.4 million, or 4.1%, lower than the $34.8 million for the same period of 2016. Noninterest expense for the nine month period of 2017 and 2016 includes merger-related expenses totaling $247,000 and $856,000, respectively. Excluding merger-related expenses, noninterest expense decreased $808,000, or 2.4%, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. Excluding merger-related expenses, the decrease in noninterest expense for the nine-month period of 2017 compared to the same period in 2016 resulted primarily from reduced expenses on data processing and communications (down $321,000), occupancy (down $214,000) foreclosed assets (down $184,000), and professional services (down $182,000). See “Non-GAAP Reconciliation” on page 29.

Income Taxes – For the quarters ended September 30, 2017 and September 30, 2016, the Company incurred income tax expense of $2.2 million and $2.3 million, respectively. The Company’s effective tax rate was 34.5% and 34.0% during the third quarters of 2017 and 2016, respectively. For the nine months ended September 30, 2017 and September 30, 2016, the Company incurred income tax expense of $7.0 million and $6.1 million, respectively. The Company’s effective tax rate amounted to 34.0% and 34.1% during the nine months ended September 30, 2017 and September 30, 2016, respectively. Differences between the effective tax rate and the statutory tax rate primarily relate to variances in items that are non-taxable or non-deductible (e.g., state tax, tax-exempt income, merger-related expenses, etc.).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at September 30, 2017 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
July 1 – July 31, 2017	—	$—	—	368,654
August 1 – August 31, 2017	—	—	—	368,654
September 1 – September 30, 2017	1,142	40.25	1,142	367,512

Total	1,142	$40.25	1,142	367,512

(1)	On June 7, 2013, the Company announced the commencement of a stock repurchase program. Under the plan, the Company can repurchase up to 370,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions. On April 26, 2016, the Company announced a new stock repurchase program. Under the plan, the Company can repurchase up to 365,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Financial Statement Schedules.

No.	Description

31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer

32.0	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP, INC.

November 7, 2017	By:	/s/ John W. Bordelon
John W. Bordelon
President, Chief Executive Officer and Director

November 7, 2017	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer

November 7, 2017	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank, N.A. First Vice President and Director of Financial Management