Form 10-K
period 2017-12-31
HOME BANCORP, INC.
filed 2018-03-14
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2017

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

(337) 237-1960 Registrant’s telephone number, including area code:

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) or the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the 6,078,902 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $42.52 for the common stock on June 30, 2017, as reported by the Nasdaq Stock Market, was approximately $258.5 million. Shares of common stock held by the registrant’s executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of March 6, 2018: 9,397,077

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the definitive Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

HOME BANCORP, INC.

2017 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1. Business.

General. Home Bancorp, Inc. (the “Company”) is a Louisiana corporation and the holding company for Home Bank, N.A. (the “Bank”). The Bank, which is headquartered in Lafayette, Louisiana, and is a wholly-owned subsidiary of the Company, currently conducts business through 40 banking offices in the Greater Lafayette, Southwest Louisiana, Baton Rouge, Greater New Orleans and Northshore (of Lake Pontchartrain) regions of south Louisiana and the Natchez and Vicksburg regions of west Mississippi.

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

Market Area and Competition

The Bank has five primary market areas across south Louisiana: Greater Lafayette, Southwest Louisiana, Baton Rouge, Greater New Orleans and the Northshore (of Lake Pontchartrain) and two primary market areas in west Mississippi: Natchez and Vicksburg. Since completing its initial public offering of stock in October 2008, the Company has acquired five other financial institutions. In 2010, the Company expanded into the Northshore (of Lake Pontchartrain) through a Federal Deposit Insurance Corporation (“FDIC”) assisted transaction of certain assets and liabilities of the former Statewide Bank (“Statewide”). The Bank currently operates six banking offices in the Northshore region. In 2011, the Company expanded into the Greater New Orleans area through its acquisition of GS Financial Corporation (“GSFC”) and its subsidiary, Guaranty Savings Bank (“Guaranty”). In February 2014, the Company expanded into Natchez and Vicksburg, Mississippi through its acquisition of Britton & Koontz Capital Corporation (“Britton & Koontz”) and its subsidiary, Britton & Koontz Bank, N.A. (“Britton & Koontz Bank”). The Bank currently operates three banking offices in Natchez and one banking offices in Vicksburg. In September 2015, the Company increased its presence in Greater New Orleans through the acquisition of Louisiana Bancorp, Inc. (“LABC”) and its subsidiary, Bank of New Orleans. The Bank currently operates six banking offices in the Greater New Orleans area. In December 2017, the Company expanded its presence in the Greater Lafayette area and expanded into Southwest Louisiana with 12 banking offices through its acquisition of St. Martin Bancshares (“SMB”) and its subsidiary, St. Martin Bank & Trust Company (“St. Martin Bank”). The Bank currently operates three banking offices in Baton Rouge. For additional information on our acquisition activity, see Part II, Item 7 in this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisition Activity.”

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

General. Home Bank, N.A. is subject to federal regulation and oversight by the Office of the Comptroller of the Currency (“OCC”). The Bank is also subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve. In the last several years, the Company has experienced heightened regulatory requirements and scrutiny following the global financial crisis and as a result of the enactment in 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Resulting reforms have caused the Company’s compliance and risk management processes, and the costs thereof, to increase. While it is anticipated that the current administration will not increase the regulatory burden on community banks and may reduce some of the burdens associated with implementation of the Dodd-Frank Act, the actual impact of this administration’s policies regarding the Dodd-Frank reforms is impossible to predict with any certainty.

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

Volcker Rule Regulations. Regulations have been adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule. The regulations contain prohibitions and restrictions on the ability of financial institution holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. The regulations were phased in over a period ending on July 21, 2015. The Company’s investment portfolio is in compliance with the various provisions of the Volcker Rule regulations as of December 31, 2017.

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

Capital Requirements. Prior to January 1, 2015, there were no Federal Reserve regulations establishing minimum regulatory capital requirements for savings and loan holding companies. On January 1, 2015, new capital requirements generally applicable to both bank holding companies and savings and loan holding companies became effective. The new regulatory capital requirements applicable to the Company are the same as the new capital requirements for the Bank. For a description of these capital requirements, see “Regulation of Home Bank, N.A.—Recent Regulatory Capital Regulations.”

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

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. The annual assessment rate set for the fourth quarter of 2017 was 0.001059% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

Basel III and Dodd-Frank Act Regulatory Capital Regulations. In July of 2013, the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019. The regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks, such as Home Bank, a common equity Tier 1 capital ratio of 4.5% became effective on January 1, 2015. The new capital rules also increased the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures. The new capital rules maintain the general structure of the prompt corrective action rules (described below), but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

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

At December 31, 2017, the Bank exceeded all of its regulatory capital requirements, with Tier 1, Tier 1 common equity, Tier 1 common equity (to risk-weighted assets) and total risk-based capital ratios of 11.66%, 12.54%, 12.54% and 13.48%, respectively.

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

As of December 31, 2017, the Bank was deemed a well-capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act, place restrictions on loans to executive officers, directors and principal shareholders of a national bank and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a national bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, a national bank’s loans to one borrower limit (generally equal to 15% of the bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the national bank. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a national bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. The Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act, and as of December 31, 2017 was in compliance with the above restrictions.

Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly with the establishment of the Consumer Financial Protection Bureau (“CFPB”) as part of the Dodd-Frank Act reforms. On July 21, 2011, the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable bank regulators.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB of Dallas, which is one of 11 regional FHLBs that administer the home financing credit function of various financial institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. As of December 31, 2017, the Bank had $71.8 million of FHLB advances and $520.0 million available on its line of credit with the FHLB.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 0.4% of its total assets and 4.1% of its advance based component for activity requirements. As of December 31, 2017, the Bank had $5.5 million in FHLB stock, which was in compliance with this requirement.

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

Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at the FRB. As of December 31, 2017, the Bank had met its reserve requirement.

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

Most of our loans are to individuals and businesses located in south Louisiana and west Mississippi. The oil and gas industry has a significant presence in the market areas in which we operate. Regional economic conditions affect the demand for our products and services as well as the ability of our customers to repay loans. While crude oil prices have rebounded somewhat in the past 24 months, they have declined considerably since mid-2014. Continued fluctuations in crude oil prices could adversely affect our operations and economic conditions in some of our markets during 2018 and future periods, which could adversely affect our future results of operations. Although the Company attempts to mitigate risk by diversifying its borrower base, approximately $58.8 million, or 3.5%, of the Company’s loan portfolio at December 31, 2017 was comprised of loans to borrowers in the oil and gas industry (which is also referred to as the “energy sector”). We had an additional $9.3 million in unfunded loan commitments to companies in the energy sector at such date. At December 31, 2017, $2.2 million of our loans in the energy sector were on nonaccrual status. $816,000 of our total allowance for loan losses at December 31, 2017 was attributable to energy sector loans. Historically, the oil and gas industry has been an important factor in the local economy in our Lafayette and Natchez markets. If oil prices continue to remain low, it could have an adverse effect on our customers resulting in increased levels of nonperforming loans, provisions for loan losses and expense associated with loan collection efforts.

There are increased risks involved with commercial real estate, including multi-family residential, commercial and industrial and construction and land lending activities.

Our lending activities include loans secured by commercial real estate and commercial and industrial loans. Our multi-family residential, commercial real estate and commercial and industrial loans increased by an aggregate of 207.5%, 126.6% and 139.0%, respectively, from December 31, 2013 through December 31, 2017. Multi-family residential lending, commercial real estate lending and commercial and industrial lending generally are considered to involve a higher degree of risk than single-family residential lending due to a variety of factors. As a result of the larger loan balances typically involved in these loans, an adverse development with respect to one loan or one borrower relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. As of December 31, 2017, the largest outstanding balances of our, commercial real estate loans, commercial and industrial loans and multi-family residential loans were $3.3 million, $15.1 million and $5.1 million, respectively. If a large loan were to become non-performing, as we have experienced in the past, it can have a significant impact on our results of operations. Because we intend to continue our growth in commercial real estate and commercial and industrial loans, our credit risk exposure may increase and we may need to make additional provisions to our allowance for loan losses, which could adversely affect our future results of operations.

In addition to commercial real estate, commercial and industrial loans and multi-family residential loans, the Bank holds a significant portfolio of construction and land loans. As of December 31, 2017, the Bank’s construction and land loans amounted to $177.3 million, or 10.7% of our loan portfolio. Construction and land loans generally have a higher risk of loss than single-family residential mortgage loans due primarily to the critical nature of the initial estimates of a property’s value upon completion of construction compared to the estimated costs, including interest, of construction as well as other assumptions. If the estimates upon which construction loans are made prove to be inaccurate, we may be confronted with projects that, upon completion, have values which are below the loan amounts. If the Bank is forced to liquidate the collateral associated with such loans at values less than the remaining loan balance, it could have a significant impact on our results of operations.

Our allowance for loan losses may not be adequate to cover probable losses.

We have established an allowance for loan losses based upon various assumptions and judgments about the collectability of our loan portfolio which we believe is adequate to offset probable losses on our existing loans. While we are not aware of any specific factors indicating a deficiency in the amount of our allowance for loan losses, in light of the current economic environment, one of the most pressing issues faced by financial institutions is the adequacy of their allowance for loan losses. Federal bank regulators have routinely scrutinize the level of the allowance for losses maintained by regulated institutions. In the event that we have to increase our allowance for loan losses beyond current levels, it would have an adverse effect on our results in future periods. As of December 31, 2017, our allowance for loan losses amounted to $14.8 million, or 0.89% of total loans. Excluding acquired loans, our allowance for loan losses amounted to 1.52% of total loans as of December 31, 2017.

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

Since a considerable portion of our business is conducted in south Louisiana, most of our credit exposure is in that area. Historically, south Louisiana has been vulnerable to natural disasters, including hurricanes and floods. Natural disasters could harm our operations directly through interference with communications, which would prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our loan portfolio, as uninsured or underinsured losses, including losses from business disruption, may reduce our borrowers’ ability to repay their loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural disasters in our market areas could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Fluctuations in interest rates may adversely affect our net interest income and profitability.

Interest rates are highly sensitive to many factors beyond the Company’s control, including general economic conditions and the policies of the FRB and other governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment of loans, the fair value of existing assets and liabilities, the purchase of investments, the retention and generation of deposits, and the rates received on loans and investment securities and paid on deposits or other sources of funding. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our earnings could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. We have adopted asset and liability management policies to mitigate the potential adverse effects of changes in interest rates on net interest income or earnings. However, even with these policies in place, a change in interest rates can impact our results of operations or financial condition.

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

We rely heavily on communications and information systems to conduct our business. The computer systems and network infrastructure we use could be vulnerable to unforeseen hardware and cybersecurity issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure we use, including our Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the internet or users. Such problems could jeopardize the security of our customers’ personal information and other information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us, subject us to additional regulatory scrutiny, damage our reputation, result in a loss of customers, or inhibit current and potential customers from our internet banking services, any of all of which could have a material adverse effect on our results of operations and financial condition. Although we have security measures designed to mitigate the possibility of break-ins, breaches and other disruptive problems, including firewalls and penetration testing, there can be no assurance that such security measures will be effective in preventing such problems.

Economic conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investment securities, and our ongoing operations, costs and profitability. Further, declines in real estate values and sales volumes and elevated unemployment levels may result in higher loan delinquencies, increases in our non-performing and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. Reduction in problem assets can be slow, and the process can be exacerbated by the condition of the properties securing non-performing loans and the length of time involved in the foreclosure process. To the extent that we must work through the resolution of assets, economic problems may cause us to incur losses and adversely affect our capital, liquidity, and financial condition.

We may be adversely affected by recent changes in U.S. tax laws and regulations.

Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for residential real estate. Included in this legislation was a reduction of the corporate income tax rate from 35% to 21%. In addition, other changes included: (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.

The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

We expect that the implementation of a new accounting standard could require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard that will be effective for the Company and the Bank for our first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss (“CECL”), will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and provide for the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which we expect could require us to increase our allowance for loan losses, and will likely greatly increase the data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, may have a material adverse effect on our financial condition and results of operations.

We are subject to certain risks in connection with our strategy of growing through mergers and acquisitions.

Mergers and acquisitions are currently a component of our business model and growth strategy. Accordingly, it is possible that we could acquire other banking institutions, other financial services companies or branches of banks in the future. Acquisitions typically involve the payment of a premium over book and trading values and, therefore, may result in the dilution of our tangible book value per share. Our ability to engage in future mergers and acquisitions depends on various factors, including: (1) our ability to identify suitable merger partners and acquisition opportunities; (2) our ability to finance and complete transactions on acceptable terms and at acceptable prices; and (3) our ability to receive the necessary regulatory and, when required, shareholder approvals. Our inability to engage in an acquisition or merger for any of these reasons could have an adverse impact on the implementation of our business strategies. Furthermore, mergers and acquisitions involve a number of risks and challenges, including: (1) our ability to achieve planned synergies and to integrate the branches and operations we acquire, and the internal controls and regulatory functions into our current operations and (2) the diversion of management’s attention from existing operations, which may adversely affect our ability to successfully conduct our business and negatively impact our financial results.

We are dependent on our information technology and telecommunications systems and third-party service providers; systems failures, interruptions and cybersecurity breaches could have a material adverse effect on us.

Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party service providers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us.

Our third-party service providers may be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We likely will expend additional resources to protect against the threat of such security breaches and computer viruses, or to alleviate problems caused by such security breaches or viruses. To the extent that the activities of our third-party service providers or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation costs and other possible liabilities.

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

As a bank, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks and malware or other cyber-attacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which could increase their risks of identity theft and other fraudulent activity that could involve their accounts with us.

Information pertaining to us and our clients is maintained, and transactions are executed, on networks and systems maintained by us and certain third-party partners, such as our online banking, mobile banking or accounting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain the confidence of our clients. Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or the confidential information of our clients, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Our third-party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in a number of negative events, including losses to us or our clients, loss of business or clients, damage to our reputation, the incurrence of additional expenses, disruption to our business, additional regulatory scrutiny or penalties or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently conduct business from 15 banking offices in Greater Lafayette, six banking centers in Southwest Louisiana, three banking offices in Baton Rouge, six banking offices in Greater New Orleans, six banking offices in the Northshore (of Lake Pontchartrain) region of Louisiana, three offices in Natchez, Mississippi and one office in Vicksburg, Mississippi. The Bank owns 37 of its 40 banking offices. The Bank leases the land for one banking office in our Northshore market, and leases one banking office in Greater Lafayette and Greater New Orleans.

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

(a) Home Bancorp, Inc.’s common stock is listed on the Nasdaq Global Select Market under the symbol “HBCP”. The common stock commenced trading on the Nasdaq Stock Market on October 3, 2008. As of the close of business on December 31, 2017, there were 9,395,488 shares of common stock outstanding, held by approximately 775 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following table sets forth the high and low prices of the Company’s common stock as reported by the Nasdaq Stock Market and cash dividends declared per share for the periods indicated.

For The Quarter Ended	High	Low	Cash Dividends Declared
March 31, 2016	$27.25	$21.29	$0.09
June 30, 2016	$28.95	$24.76	$0.10
September 30, 2016	$29.78	$26.62	$0.10
December 31, 2016	$39.75	$27.00	$0.12
March 31, 2017	$38.90	$32.60	$0.13
June 30, 2017	$47.20	$32.52	$0.14
September 30, 2017	$43.88	$37.27	$0.14
December 31, 2017	$44.94	$38.55	$0.14

The following graph shows a comparison of the cumulative total returns for the common stock of Home Bancorp, Inc., the Nasdaq Composite Index and the SNL Securities Bank and Thrift Index for the period beginning December 31, 2012 and ending December 2017. The graph below represents $100 invested in our common stock at its closing price on December 31, 2012.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Home Bancorp, Inc.	100.00	103.29	126.08	144.62	218.14	247.75
NASDAQ Composite	100.00	138.32	156.85	165.84	178.28	228.63
SNL Bank and Thrift	100.00	136.92	152.85	155.94	196.86	231.49

The stock price information shown above is not necessarily indicative of future price performance. Information used was obtained from S&P Global Market Intelligence, Charlottesville, Virginia. The Company assumes no responsibility for any errors or omissions in such information.

The Company did not sell any of its equity securities during 2017 that were not registered under the Securities Act of 1933.

For information regarding the Company’s equity compensation plans, see Item 12.

(b)	Not applicable.

(c)	On June 7, 2013, the Company’s Board of Directors approved a share repurchase program (the “2013 Repurchase Program”) authorizing management to repurchase up to 370,000 shares, or approximately 5%, of its common stock outstanding through open market or privately negotiated transactions. As of December 31, 2017, 1,969 shares remain subject to repurchase under the 2013 Repurchase Program. On April 26, 2016, the Company announced an additional stock repurchase program (the “2016 Repurchase Program”). Under the 2016 Repurchase Program, the Company can repurchase up to 365,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions. The Company’s purchases of its common stock made during the fourth quarter of 2017 (which were made pursuant to the 2013 Repurchase Program) are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2017	518	$41.50	518	366,994
November 1 - November 30, 2017	—	—	—	366,994
December 1 - December 31, 2017	25	43.58	25	366,969

Total	543	$41.60	543	366,969

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

	As of December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Selected Financial Condition Data:
Total assets	$2,228,121	$1,556,732	$1,551,912	$1,221,415	$984,241
Cash and cash equivalents	150,418	29,315	24,798	29,078	32,639
Interest-bearing deposits in banks	2,421	1,884	5,144	5,526	2,940
Investment securities:
Available for sale	234,993	183,730	176,762	174,801	149,632
Held to maturity	13,034	13,365	13,927	11,705	9,405
Loans receivable, net	1,642,987	1,215,323	1,214,818	901,208	700,538
Intangible assets	68,033	12,762	15,304	4,266	1,909
Deposits	1,866,227	1,248,072	1,244,217	993,573	741,312
Federal Home Loan Bank advances	71,826	118,533	125,153	47,500	97,000
Securities sold under repurchase agreements	—	—	—	20,371	—
Shareholders’ equity	277,871	179,843	165,046	154,144	141,910

	For the Years Ended December 31,
(dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Selected Operating Data:
Interest income	$74,398	$67,684	$58,410	$54,323	$43,721
Interest expense	6,549	5,268	3,866	3,284	3,503

Net interest income	67,849	62,416	54,544	51,039	40,218
Provision for loan losses	2,317	3,200	2,071	2,364	3,653

Net interest income after provision for loan losses	65,532	59,216	52,473	48,675	36,565
Noninterest income	9,962	11,157	8,770	8,175	7,670
Noninterest expense	46,177	46,797	42,022	41,772	33,205

Income before income taxes	29,317	23,576	19,221	15,078	11,030
Income taxes	12,493	7,568	6,671	5,206	3,736

Net income	$16,824	$16,008	$12,550	$9,872	$7,294

Earnings per share—basic	$2.36	$2.34	$1.87	$1.51	$1.11

	For the Years Ended December 31,
(dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Selected Operating Data:
Earnings per share—diluted	$2.28	$2.25	$1.79	$1.42	$1.06

Cash dividends per share	$0.55	$0.41	$0.30	$0.07	$—

	As of or For the Years Ended December 31,
	2017	2016	2015	2014	2013
Selected Operating Ratios: (1)
Average yield on interest-earnings assets (TE)	4.91%	4.71%	4.75%	4.84%	5.06%
Average rate on interest-bearing liabilities	0.59	0.49	0.43	0.39	0.54
Average interest rate spread (TE) (2)	4.32	4.22	4.32	4.45	4.52
Net interest margin (TE) (3)	4.48	4.34	4.43	4.54	4.65
Average interest-earning assets to average interest-bearing liabilities	135.70	134.34	136.76	133.91	132.63
Noninterest expense to average assets	2.86	3.04	3.14	3.38	3.45
Efficiency ratio (4)	59.35	63.61	66.37	70.54	69.34
Return on average assets	1.04	1.04	0.94	0.80	0.76
Return on average common equity	8.63	9.19	7.83	6.65	5.14
Return on average tangible common equity (Non-GAAP) (8)	9.66	10.32	8.53	7.16	5.37
Common stock dividend payout ratio	24.12	18.22	16.76	4.93	—
Average equity to average assets	12.06	11.30	11.99	12.02	14.74
Book value per common share	$29.57	$24.47	$22.80	$21.64	$19.99
Tangible book value per common share (Non-GAAP) (9)	22.33	22.73	20.68	21.04	19.72
Asset Quality Ratios: (5) (6)
Non-performing loans as a percent of total loans receivable	2.38%	1.39%	0.71%	0.55%	1.17%
Non-performing assets as a percent of total assets	1.49	1.07	0.51	0.56	0.81
Allowance for loan losses as a percent of non-performing loans as of end of period	63.9	99.4	162.35	191.03	96.18
Allowance for loan losses as a percent of net loans as of end of period	1.52	1.38	1.15	1.04	1.12
Capital Ratios: (5) (7)
Tier 1 risk-based capital ratio	12.54%	12.91%	11.61%	16.94%	20.84%
Leverage capital ratio	11.66	9.94	8.74	11.96	14.17
Total risk-based capital ratio	13.48	13.96	12.43	17.85	21.88

(1)	With the exception of end-of-period ratios, all ratios are based on average monthly balances during the respective periods.
(2)	Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 35%.

(4)	The efficiency ratio represents noninterest expense as a percentage of total revenues. Total revenues is the sum of net interest income and noninterest income.
(5)	Asset quality and capital ratios are end of period ratios.
(6)	Asset quality ratios represent legacy non-performing assets. At December 31, 2017, 2016, 2015, 2014 and 2013, we also had $2.7 million, $1.5 million, $2.6 million, $4.3 million and $7.3 million, respectively, of acquired nonimpaired loans, which were on nonaccrual or 90 days or more past due which are not included in the table above. In addition, not included in the table above $584,000, $2.2 million, $3.0 million, $3.4 million, and $4.5 million, respectively, in acquired assets which were repossessed assets at December 31, 2017, 2016, 2015, 2014 and 2013, respectively, and which are excluded from the asset quality ratios above. See page 26 for the asset quality ratios including acquired nonimpaired loans and acquired repossessed assets. Nonperforming loans consist of nonaccruing loans and loans 90 days or more past due excluding acquired loans. Nonperforming assets consist of nonperforming loans and repossessed assets. It is our policy to cease accruing interest on all loans 90 days or more past due. Repossessed assets consist of assets acquired through foreclosure or acceptance of title in-lieu of foreclosure. For information on our asset quality ratios, see page 26.
(7)	Capital ratios are for Home Bank only.
(8)	Tangible calculation eliminates goodwill, core deposit intangible and the corresponding amortization expense, net of tax.
(9)	Tangible calculation eliminates goodwill and core deposit intangible.

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

Non-GAAP Reconciliation

	As of or For the Years Ended December 31,
(dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Book value per common share	$29.57	$24.47	$22.80	$21.64	$19.99
Less: Intangibles	7.24	1.74	2.12	0.60	0.27

Tangible book value per common share	22.33	22.73	20.68	21.04	19.72

Net Income	16,824	16,008	12,550	9,872	7,294
Add: CDI amortization, net of tax	496	521	483	715	331

Non-GAAP tangible income	17,320	16,529	13,033	10,587	7,625

Return on common equity	8.63%	9.19%	7.83%	6.65%	5.14%
Add: Intangibles	1.03	1.13	0.70	0.51	0.23

Return on average tangible common equity	9.66	10.32	8.53	7.16	5.37

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

EXECUTIVE OVERVIEW

Net income for 2017 totaled $16.8 million, an increase of 5.1% from the $16.0 million earned in 2016. Diluted earnings per share for 2017 were $2.28, an increase of 1.3% from the $2.25 earned in 2016. Key components of the Company’s performance in 2017 are summarized below.

The Company’s financial condition and income as of and for the period ended December 31, 2017 were impacted by the acquisition of St. Martin Bancshares, Inc. (“SMB”), the holding company for St. Martin Bank & Trust Company (“St. Martin Bank”) of St. Martinville, Louisiana, on December 6, 2017. As a result of the acquisition, the Company acquired assets of $592.7 million, which included loans of $439.9 million, and $559.2 million in deposits and other liabilities. Shareholders of SMB received 9.2839 shares of Home Bancorp common stock for each share of SMB common stock. In addition, immediately prior to the closing of the merger, SMB paid a special cash distribution of $94.00 per share to its shareholders. The Company incurred $1.1 million in pre-tax merger-related expenses during the year ended December 31, 2017. See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisition of SMB.

•	Assets totaled $2.2 billion as of December 31, 2017, up $671.4 million, or 43.1%, from December 31, 2016. The increase was primarily the result of the SMB acquisition.

•	Total loans as of December 31, 2017 were $1.7 billion, an increase of $430.0 million, or 35.0%, from December 31, 2016. The increase in loans was primarily driven by the SMB acquisition. During 2017, growth in our originated loan portfolio was primarily related to commercial real estate and residential mortgage loans, which was more than offset by decreases in our acquired loan portfolios.

•	Net office properties and equipment as of December 31, 2017 were $45.6 million, an increase of $6.0 million, or 15.3%, from December 31, 2016. The Company began 2017 with 29 banking offices and subsequently closed a banking center in Vicksburg, Mississippi during 2017. The acquisition of 12 SMB locations increased our total number of banking offices to 40.

•	Total customer deposits as of December 31, 2017 were $1.9 billion, an increase of $618.2 million, or 49.5%, from December 31, 2016. Core deposits increased $501.3 million, or 51.4%, and certificates of deposit increased $116.9 million, or 42.9%, during 2017. The SMB acquisition added $533.5 million in deposits at the acquisition date. Excluding the deposits assumed from SMB, core deposits increased $61.3 million, or 6.3%, while certificates of deposit increased $23.3 million, or 8.6%.

•	Interest income increased $6.7 million, or 9.9%, in 2017 compared to 2016. The increase was primarily due to an increase in accretion income of $3.1 million and a higher average volume of interest-earning assets.

•	Interest expense increased $1.3 million, or 24.3%, in 2017 compared to 2016. The increase was primarily due to a higher average volume of interest-bearing deposits.

•	The provision for loan losses totaled $2.3 million in 2017, 27.6% lower than the $3.2 million recorded in 2016. At December 31, 2017, the Company’s ratio of allowance for loan losses to total loans was 0.89%, compared to 1.02% at December 31, 2016. The ratio of the allowance for loan losses to total originated loans was 1.52% at December 31, 2017, compared to 1.38% at December 31, 2016.

•	Noninterest income decreased $1.2 million, or 10.7%, in 2017 compared to 2016. The decrease was primarily the result of a loss on the closure of a banking center during 2017 compared to a gain on the sale of a banking center in the previous year (down $758,000), lower gains on the sale of mortgage loans (down $574,000) and lower other noninterest income (down $442,000 primarily due to less recoveries on previously charged off acquired loans), which were partially offset with higher bank card fees (up $400,000).

•	Noninterest expense decreased $620,000, or 1.3%, in 2017 compared to 2016. The Company incurred $1.1 million and $856,000 in merger-related expenses during 2017 and 2016, respectively. Excluding merger-related expenses, noninterest expense decreased $849,000, or 1.8%. The decrease was primarily the result of reduced foreclosed assets expenses (down $437,000), other expenses (down $380,000), data processing and communications (down $239,000) and occupancy (down $176,000), which were partially offset by higher compensation and benefits (up $458,000).

•	Income tax expense increased by $4.9 million, or 65.1%, to $12.5 million in 2017 compared to $7.6 million in 2016. The primary reason for the increase in income tax expense in 2017 was a re-measurement charge of $2.7 million of the Company’s deferred tax asset (“DTA”) related to the recently enacted Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act reduced the federal corporate tax rate and necessitated a re-measurement of the Company’s DTA reflecting lower future tax benefits due to the lower corporate tax rate.

ACQUISITION ACTIVITY

The Company has completed five acquisitions since 2010. The following table is a summary of the Company’s acquisition activity as recorded.

SUMMARY OF ACQUISITION ACTIVITY

(dollars in thousands)
Acquisition	Acquisition Date	Total Assets	Total Loans	Goodwill	Core Deposit Intangible	Total Deposits
Statewide Bank	03/12/2010	$188,026	$110,415	$560	$1,429	$206,925
GS Financial Corporation	07/15/2011	256,677	182,440	296	859	193,518
Britton & Koontz Capital Corporation	02/14/2014	298,930	161,581	43	3,030	216,600
Louisiana Bancorp, Inc.	09/15/2015	352,897	281,583	8,454	1,586	208,670
St. Martin Bancshares, Inc.	12/06/2017	592,666	439,872	49,268	6,766	533,497

Total Acquisitions		$1,689,196	$1,175,891	$58,621	$13,670	$1,359,210

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

Acquired loans were recorded at fair value at the date of acquisition with no carryover of the allowance for loan losses. As of December 31, 2017, our allowance for loan losses included $504,000 allocated to Acquired Loans since the date of acquisition. Our accounting policy for Acquired Loans is described below.

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

Acquired Loans

Acquired Loans are those collectively associated with our acquisitions of Statewide, GSFC, Britton & Koontz, BNO and SMB. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The Acquired Loans were segregated as of the date of acquisition between those considered to be performing (“acquired performing”) and those with evidence of credit deterioration (“acquired impaired”), and then further segregated into loan pools designed to facilitate the estimation of expected cash flows. The fair value estimate for each pool of acquired performing and acquired impaired loans was based on the estimate of expected cash flows, both principal and interest, from that pool, discounted at prevailing market interest rates.

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

Business Combinations. Assets and liabilities acquired in business combinations are recorded at their fair value. In accordance with ASC Topic 805, Business Combinations, the Company generally records provisional amounts at the time of acquisition based on the information available to the Company. The provisional estimates of fair values may be adjusted for a period of up to one year (“measurement period”) from the date of acquisition if new information is obtained. Subsequently, adjustments recorded during the measurement period are recognized in the current reporting period.

Income Taxes. We make estimates and judgments to calculate some of our tax liabilities and determine the recoverability of some of our deferred tax assets (“DTA”), which arise from temporary differences between the tax and financial statement recognition of revenues and expenses and enacted changes in tax rates and laws are recognized in the period in which they occur. We also estimate a valuation allowance for deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective. Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision to our initial estimates.

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

The following table shows the composition of the Company’s loan portfolio as of the dates indicated.

	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Real estate loans:
One- to four-family first mortgage	$477,211	$341,883	$371,238	$222,157	$164,673
Home equity loans and lines	94,445	88,821	94,060	56,000	40,561
Commercial real estate	611,358	427,515	405,379	352,863	269,849
Construction and land	177,263	141,167	136,803	100,246	98,104
Multi-family residential	50,978	46,369	43,863	27,375	16,578

Total real estate loans	1,411,255	1,045,755	1,051,343	758,641	589,765

Other loans:
Commercial and industrial	185,284	139,810	125,108	104,446	77,533
Consumer	61,256	42,268	47,915	45,881	40,158

Total other loans	246,540	182,078	173,023	150,327	117,691

Total loans	$1,657,795	$1,227,833	$1,224,366	$908,968	$707,456

The loan portfolio increased $430.0 million, or 35.0%, during 2017. The increase includes loans acquired from SMB, which were recorded at their fair value of $439.9 million as of the acquisition date. Growth in our originated loan portfolio during the year was primarily related to commercial real estate and residential mortgage loans, which were largely offset by decreases in our Acquired Loan portfolios. The balance of loans to companies in the energy sector totaled $58.8 million, or 3.5%, of our outstanding loan portfolio at December 31, 2017. In addition to outstanding loans at December 31, 2017, we also had unfunded loan commitments to companies in the energy sector amounting to $9.3 million at such date. The acquisition of SMB added $30.1 million of direct loans to borrowers in the energy sector and $3.8 million in unfunded loan commitments to such customers at the acquisition date.

The following table reflects contractual loan maturities as of December 31, 2017, unadjusted for scheduled principal reductions, prepayments or repricing opportunities. Of the $1.3 billion in loans which have contractual maturity dates subsequent to December 31, 2018, $1.0 billion have fixed interest rates and $276.2 million have floating or adjustable interest rates.

	Due In
(dollars in thousands)	One year or less	One through five years	More than five years	Total
One- to four-family first mortgage	$32,122	$116,140	$328,949	$477,211
Home equity loans and lines	4,542	11,368	78,535	94,445
Commercial real estate	90,387	355,367	165,604	611,358
Construction and land	130,234	37,508	9,521	177,263
Multi-family residential	12,851	26,461	11,666	50,978
Commercial and industrial	90,312	76,626	18,346	185,284
Consumer	5,975	24,073	31,208	61,256

Total	$366,423	$647,543	$643,829	$1,657,795

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, multi-family residential, construction and land loans and commercial and industrial loans are individually evaluated for impairment. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer. The Company typically orders an “as is” valuation for collateral property if the loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of December 31, 2017 and 2016, loans identified as impaired and individually evaluated for impairment, excluding Acquired Loans, amounted to $3.5 million and $5.6 million, respectively. As of December 31, 2017 and 2016, acquired impaired loans, which are loans considered to have had deteriorated credit quality at the time of acquisition, amounted to $14.2 million and $13.1 million, respectively. As of December 31, 2017 and 2016, substandard loans, excluding Acquired Loans, amounted to $27.0 million and $23.8 million, respectively. As of December 31, 2017 and 2016, Acquired Loans considered substandard amounted to $20.3 million and $8.6 million, respectively. The increase in acquired substandard loans during 2017 primarily resulted from the acquisition of SMB. The amount of the allowance for loan losses allocated to originated impaired loans totaled $2.0 million and $795,000 as of December 31, 2017 and 2016, respectively. The amount of allowance for loan losses allocated to Acquired Loans totaled $504,000 and $291,000, respectively, at such dates. There were no assets classified as doubtful or loss as of December 31, 2017 or 2016.

Federal regulations and our policies require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets. We have incorporated an internal asset classification system, substantially consistent with Federal banking regulations, as a part of our credit monitoring system. Federal banking regulations set forth a classification scheme for problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. As of December 31, 2017 and 2016, we had a total of $47.3 million and $32.4 million, respectively, in assets classified as substandard. We had no assets classified as doubtful at either date. For additional information, see Note 5 to the Consolidated Financial Statements.

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

	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Nonaccrual loans (1):
Real estate loans:
One- to four-family first mortgage	$3,173	$1,724	$1,458	$2,894	$4,196
Home equity loans and lines	1,542	1,088	260	136	325
Commercial real estate	8,757	1,963	2,684	1,291	2,678
Construction and land	449	75	156	742	1,265
Multi-family residential	—	—	763	1,560	1,572
Other loans:
Commercial and industrial	10,610	8,542	2,458	1,210	3,881
Consumer	502	361	476	359	277

Total nonaccrual loans	25,033	13,753	8,255	8,192	14,194
Accruing loans 90 days or more past due	—	—	—	—	—

Total nonperforming loans	25,033	13,753	8,255	8,192	14,194
Foreclosed property	728	2,893	3,128	5,215	4,566

Total nonperforming assets	25,761	16,646	11,383	13,407	18,760
Performing troubled debt restructurings	2,536	4,650	2,549	1,860	3,468

Total nonperforming assets and troubled debt restructurings	$28,297	$21,296	$13,932	$15,267	$22,228

Nonperforming loans to total loans	1.51%	1.12%	0.67%	0.90%	2.01%
Nonperforming loans to total assets	1.12%	0.88%	0.53%	0.67%	1.44%
Nonperforming assets to total assets	1.16%	1.07%	0.73%	1.10%	1.91%

(1)	Table excludes Acquired Loans which were being accounted for under ASC 310-30 because they continue to earn interest from accretable yield regardless of their status as past due or otherwise not in compliance with their contractual terms. Acquired Loans with deteriorated credit quality, which were being accounting for under ASC 310-30 and which were 90 days or more past due totaled, $4.3 million, $2.7 million, $4.0 million, $5.4 million and $7.8 million as of December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

Total nonaccrual loans increased by $11.3 million, or 82.0%, to $25.0 million at December 31, 2017, compared to $13.8 million at December 31, 2016. The ratio of non-performing loans to total assets was 1.12% at December 31, 2017, compared to 0.88% at December 31, 2016. The primary reasons for the increase in nonaccrual loans in 2017 were increases of $6.9 million in originated commercial real estate loans and $1.4 million in originated commercial and industrial loans. The increase in nonaccrual originated commercial real estate loans in 2017 was due primarily to one loan secured by a real estate located in the Northshore market. The increase in nonaccrual originated commercial and industrial loans in 2017 was due primarily to two loans secured by equipment and accounts receivable.

Net loan charge-offs for 2017 were $21,000, compared to $237,000 in 2016.

Repossessed assets which are acquired as a result of foreclosure are classified as repossessed assets until sold. Third party property valuations are obtained at the time the asset is repossessed and periodically until the property is liquidated. Repossessed assets are recorded at fair value less estimated selling costs, at the date acquired or upon receiving new property valuations. Costs associated with acquiring and improving a foreclosed property are usually capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs. Holding costs are charged to expense. Gains and losses on the sale of repossessed assets are charged to operations, as incurred. At December 31, 2017, repossessed assets totaled $728,000, a decrease of $2.2 million, or 74.8%, compared to $2.9 million at December 31, 2016.

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

Acquired Loans were recorded as of their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. Under current accounting principles, if the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for loan losses. As of December 31, 2017, $59,000 of the allowance for loan losses was allocated to Acquired Loans accounted for under ASC 310-30.

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

The following table presents the activity in the allowance for loan losses for the years indicated.

	For the Years Ended December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Balance, beginning of year	$12,511	$9,547	$7,760	$6,918	$5,319
Provision charged to operations	2,317	3,200	2,071	2,364	3,653
Loans charged off:
One- to four-family first mortgage	(29)	(33)	(104)	(213)	(112)
Home equity loans and lines	(10)	(9)	(27)	(2)	—
Commercial real estate	(3)	—	—	(41)	—
Construction and land	—	—	(111)	(19)	(44)
Multi-family residential	—	—	—	—	—
Commercial and industrial	(358)	(242)	(190)	(1,407)	(1,990)
Consumer	(64)	(162)	(130)	(32)	(9)
Recoveries on charged off loans	443	210	278	192	101

Balance, end of year	$14,807	$12,511	$9,547	$7,760	$6,918

At December 31, 2017, the ratio of allowance for loan losses to total loans was 0.89%, compared to 1.02% at December 31, 2016. The ratio declined in 2017 due to the addition of loans acquired from SMB. Excluding Acquired Loans, the ratio of allowance for loan losses to total originated loans was 1.52% at December 31, 2017, compared to 1.38% at December 31, 2016. The balance of loans to companies in the energy sector totaled $58.8 million, or 3.5%, of outstanding loans at December 31, 2017. In addition to outstanding loans at December 31, 2017, we also had unfunded loan commitments to companies in the energy sector amounting to $9.3 million at such date. The acquisition of SMB added $30.1 million of direct loans to borrowers in the energy sector and $3.8 million in unfunded loan commitments to such customers at the acquisition date. The Company remains in close contact with our energy sector borrowers, and continues to monitor economic data to assess the potential indirect impact of low energy prices on our loan portfolio.

The following table presents the allocation of the allowance for loan losses as of December 31 of the years indicated.

	December 31,
	2017		2016		2015		2014		2013
(dollars in thousands)	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans
One- to four-family first mortgage	$1,663	28.7%	$1,511	27.9%	$1,464	30.3%	$1,310	24.5%	$1,088	23.3%
Home equity loans and lines	1,102	5.7	728	7.2	760	7.7	553	6.2	424	5.7
Commercial real estate	4,906	36.9	4,177	34.8	3,152	33.1	2,922	38.8	2,528	38.1
Construction and land	1,749	10.7	1,782	11.5	1,417	11.2	1,101	11.0	977	13.9
Multi-family residential	355	3.1	361	3.8	173	3.6	192	3.0	90	2.3
Commercial and industrial	4,530	11.2	3,439	11.4	2,010	10.2	1,161	11.5	1,338	11.0
Consumer	502	3.7	513	3.4	571	3.9	521	5.0	473	5.7

Total	$14,807	100.0%	$12,511	100.0%	$9,547	100.0%	$7,760	100.0%	$6,918	100.0%

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

The investment securities portfolio increased by an aggregate of $50.9 million, or 25.8%, during 2017. Securities available for sale made up 94.7% of the investment securities portfolio as of December 31, 2017. The following table sets forth the amortized cost and market value of our investment securities portfolio as of the dates indicated.

	December 31,
	2017		2016		2015
(dollars in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Available for sale:
U.S. agency mortgage-backed	$84,639	$84,690	$78,361	$78,931	$88,443	$89,637
Collateralized mortgage obligations	115,435	113,735	75,193	74,330	52,360	51,906
Municipal bonds	25,362	25,521	21,212	21,428	22,453	22,933
U.S. government agency	11,026	11,047	8,946	9,041	12,166	12,286

Total available for sale	236,462	234,993	183,712	183,730	175,422	176,762

Held to maturity:
Municipal bonds	13,034	13,055	13,365	13,362	13,927	14,121

Total held to maturity	13,034	13,055	13,365	13,362	13,927	14,121

Total investment securities	$249,496	$248,048	$197,077	$197,092	$189,349	$190,883

The following table sets forth the fixed versus adjustable rate profile of the investment securities portfolio as of the dates indicated. All amounts are shown at amortized cost.

	December 31,
(dollars in thousands)	2017	2016	2015
Fixed rate:
Available for sale	$204,143	$151,074	$133,700
Held to maturity	13,034	13,365	13,927

Total fixed rate	217,177	164,439	147,627

Adjustable rate:
Available for sale	32,319	32,638	41,722
Held to maturity	—	—	—

Total adjustable rate	32,319	32,638	41,722

Total investment securities	$249,496	$197,077	$189,349

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities as of December 31, 2017. No tax-exempt yields have been adjusted to a tax-equivalent basis. All amounts are shown at amortized cost.

	Amounts as of December 31, 2017 which mature in:
(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Available for sale:
U.S. agency mortgage-backed	$2,346	$8,506	$38,990	$34,797	$84,639
Non-U.S. agency mortgage-backed	—	6,181	11,655	97,599	115,435
Municipal bonds	2,779	11,430	7,752	3,401	25,362
U.S. government agency	999	3,997	4,320	1,710	11,026

Total available for sale	6,124	30,114	62,717	137,507	236,462

Weighted average yield	3.37%	3.19%	2.55%	2.56%	2.66%

Held to maturity:
Municipal bonds	—	5,331	6,085	1,618	13,034

Total held to maturity	—	5,331	6,085	1,618	13,034

Weighted average yield	—%	1.55%	1.85%	1.35%	1.67%

Total investment securities	$6,124	$35,445	$68,803	$139,124	$249,496

Weighted average yield	3.37%	2.94%	2.48%	2.54%	2.60%

The following table summarizes activity in the Company’s investment securities portfolio during 2017.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2016	$183,730	$13,365
Purchases	56,997	—
Sales	(17,040)	—
Principal maturities, prepayments and calls	(39,607)	—
Amortization of premiums and accretion of discounts	(1,386)	(331)
Acquired from SMB, at fair value	53,786
Decrease in market value	(1,487)	—

Balance, December 31, 2017	$234,993	$13,034

As of December 31, 2017, the Company had a net unrealized loss on its available for sale investment securities portfolio of $1.5 million, compared to a net unrealized gain of $18,000 as of December 31, 2016. The Company acquired $53.8 million of investment securities from SMB at the acquisition date, and subsequently sold $17.0 million of the acquired investments during the fourth quarter of 2017.

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

Total deposits were $1.9 billion as of December 31, 2017, an increase of $618.2 million, or 49.5%, compared to $1.2 billion as of December 31, 2016. The acquisition of SMB added $533.5 million in deposits during the fourth quarter of 2017.

The Company experienced strong core deposit (i.e., checking, savings, and money market accounts) growth during 2017. Core deposits totaled $1.5 billion as of December 31, 2017, an increase of $501.3 million, or 51.4%, compared to December 31, 2016. Excluding core deposits acquired from SMB, core deposits increased $61.3 million, or 6.3%, during 2017.

Certificates of deposit (“CDs”) totaled $389.2 million as of December 31, 2017, an increase of $116.9 million, or 42.9%, compared to December 31, 2016. Excluding CDs acquired from SMB, CDs increased $23.3 million, or 8.6%, compared to December 31, 2016. The following table sets forth the composition of the Company’s deposits as of the dates indicated.

	December 31,		Increase/(Decrease)
(dollars in thousands)	2017	2016	Amount	Percent
Demand deposit	$461,999	$296,519	$165,480	55.8%
Savings	217,639	109,414	108,225	98.9
Money market	306,509	264,784	41,725	15.8
NOW	490,924	305,092	185,832	60.9
Certificates of deposit	389,156	272,263	116,893	42.9

Total deposits	$1,866,227	$1,248,072	$618,155	49.5%

The following table shows the average balance and average rate paid for each type of interest-bearing deposit for the periods indicated.

	For the Years Ended December 31,
(dollars in thousands)	2017			2016			2015
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Savings, checking and money market	$731,660	$2,422	0.33%	$672,444	$1,577	0.23%	$588,683	$1,331	0.23%
Certificates of deposit	295,929	2,739	0.93	267,878	2,124	0.79	236,804	1,742	0.74

Total interest -bearing deposits	$1,027,589	$5,161	0.50%	$940,322	$3,701	0.39%	$825,487	$3,073	0.37%

Certificates of deposit in the amount of $100,000 and over increased $76.9 million, or 60.1%, from $128.0 million as of December 31, 2016 to $204.9 million as of December 31, 2017. Excluding certificates of deposit in excess of $100,000 acquired from SMB, CDs increased $21.2 million, or 16.5%, compared to December 31, 2016. The following table details the remaining maturity of large-denomination certificates of deposit of $100,000 and over as of the dates indicated.

	December 31,
(dollars in thousands)	2017	2016	2015
3 months or less	$59,087	$19,795	$22,913
3 - 6 months	31,649	20,175	18,042
6 - 12 months	51,813	25,405	27,253
12 - 36 months	50,753	51,376	37,907
More than 36 months	11,556	11,212	15,198

Total certificates of deposit greater than $100,000	$204,858	$127,963	$121,313

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

Short-term FHLB advances totaled $3.6 million as of December 31, 2017, a decrease of $36.4 million, or 90.9%, compared to $40.0 million as of December 31, 2016.

Long-term FHLB advances totaled $68.2 million as of December 31, 2017, a decrease of $10.4 million, or 13.2%, compared to $78.5 million as of December 31, 2016.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. As of December 31, 2017, shareholders’ equity totaled $277.9 million, an increase of $98.0 million, or 54.5%, compared to $179.8 million as of December 31, 2016. The increase was primarily due to the issuance of stock for the SMB acquisition totaling $83.0 million and net income for 2017.

RESULTS OF OPERATIONS

The Company earned net income of $16.8 million in 2017, an increase of $816,000, or 5.1%, compared to 2016. The Company’s net income of $16.0 million in 2016 was an increase of $3.5 million, or 27.6%, compared to 2015. Diluted earnings per share for 2017 were $2.28, an increase of 1.3% from 2016. Diluted earnings per share for 2016 were $2.25, an increase of 25.7% from 2015.

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

Net interest income totaled $67.8 million in 2017, an increase of $5.4 million, or 8.7%, compared to $62.4 million in 2016. The increase was due to a $6.7 million, or 9.9%, increase in interest income, which was partially offset by a $1.3 million, or 24.3%, increase in interest expense. The increases in 2017 compared to 2016 were primarily due to an increase in accretion income of $3.1 million and a higher volume of average interest-earnings assets.

In 2016, net interest income totaled $62.4 million, an increase of $7.9 million, or 14.4%, compared to $54.5 million in 2015. The increase was due to a $9.3 million, or 15.9%, increase in interest income, which was partially offset by a $1.4 million, or 36.3%, increase in interest expense. The increases in 2016 compared to 2015 were primarily due to increases in average loans and deposits due to the full year impact of the Louisiana Bancorp acquisition.

The Company’s net interest spread was 4.32%, 4.22% and 4.32% for the years ended December 31, 2017, 2016 and 2015, respectively. The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.48%, 4.34% and 4.43% during the years ended December 31, 2017, 2016 and 2015, respectively.

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

	For the Years Ended December 31,
(dollars in thousands)	2017			2016			2015
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans receivable(1)	$1,253,576	$69,167	5.47%	$1,225,690	$63,731	5.15%	$1,013,482	$54,466	5.33%
Investment securities (TE)
Taxable	180,208	3,894	2.16	152,426	3,002	1.97	154,102	3,032	1.97
Tax-exempt	31,908	637	3.07	34,168	675	3.04	36,249	712	3.02

Total investment securities	212,116	4,531	2.30	186,594	3,677	2.17	190,351	3,744	2.17

Other interest-earning assets	43,316	700	1.61	19,695	276	1.40	24,935	199	0.80

Total interest-earning assets (TE)	1,509,008	74,398	4.91	1,431,979	67,684	4.71	1,228,768	58,409	4.75

Noninterest-earning assets	106,730			109,761			109,258

Total assets	$1,615,738			$1,541,740			$1,338,026

	For the Years Ended December 31,
(dollars in thousands)	2017			2016			2015
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$731,660	$2,422	0.33%	$672,444	$1,577	0.23%	$588,683	$1,331	0.23%
Certificates of deposit	295,929	2,739	0.93	267,878	2,124	0.79	236,804	1,742	0.74

Total interest-bearing deposits	1,027,589	5,161	0.50	940,322	3,701	0.39	825,487	3,073	0.37
Securities sold under repurchase agreements	—	—	—	—	—	—	10,291	39	0.38
FHLB advances	84,404	1,388	1.64	125,653	1,567	1.24	62,677	753	1.20

Total interest-bearing liabilities	1,111,993	6,549	0.59	1,065,975	5,268	0.49	898,455	3,865	0.43

Noninterest-bearing liabilities	308,872			301,515			279,200

Total liabilities	1,420,865			1,367,490			1,177,655
Shareholders’ equity	194,873			174,250			160,371

Total liabilities and shareholders’ equity	$1,615,738			$1,541,740			$1,338,026

Net interest-earning assets	$397,015			$366,004			$330,313

Net interest income; net interest spread (TE)		$67,849	4.32%		$62,416	4.22%		$54,544	4.32%

Net interest margin (TE)			4.48%			4.34%			4.43%

(1)	Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process. Acquired Loans were recorded at fair value upon acquisition and accrete interest income over the remaining life of the respective loans.

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

	2017 Compared to 2016 Change Attributable To			2016 Compared to 2015 Change Attributable To
(dollars in thousands)	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
Interest income:
Loans receivable	$4,017	$1,419	$5,436	$(1,855)	$11,120	$9,265
Investment securities	339	515	854	19	(86)	(67)
Other interest-earning assets	67	357	424	134	(57)	77

Total interest income	4,423	2,291	6,714	(1,702)	10,977	9,275

Interest expense:
Savings, checking and money market accounts	657	188	845	44	203	247
Certificates of deposit	374	241	615	144	238	382
Securities sold under repurchase agreements	—	—	—	—	(39)	(39)
FHLB advances	187	(366)	(179)	39	774	813

Total interest expense	1,218	63	1,281	227	1,176	1,403

Increase (decrease) in net interest income	$3,205	$2,228	$5,433	$(1,929)	$9,801	$7,872

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

For the year ended December 31, 2017, the Company recorded a provision for loan losses of $2.3 million, compared to $3.2 million and $2.1 million for 2016 and 2015, respectively. The provision for 2017 and 2016 primarily related to downgrades recorded on certain loans as a result of our internal loan review and classification policy, as well as organic loan growth. The provision for 2015 related primarily to organic loan growth and an 11 basis point increase for increased credit risk due to continued low energy prices.

Net charge-offs were $21,000 for 2017, compared to $237,000 and $283,000 for 2016 and 2015, respectively.

At December 31, 2017, the Company’s ratio of allowance for loan losses to total loans was 0.89%, compared to 1.02% at December 31, 2016. Excluding Acquired Loans, the ratio of allowance for loan losses to total originated loans was 1.52% at December 31, 2017, compared to 1.38% at December 31, 2016.

Noninterest Income – The following table illustrates the primary components of noninterest income for the years indicated.

(dollars in thousands)	2017	2016	2017 vs 2016 Percent Increase (Decrease)	2015	2016 vs 2015 Percent Increase (Decrease)
Noninterest income:
Service fees and charges	$4,229	$4,061	4.1%	$3,938	3.1%
Bank card fees	3,003	2,603	15.4	2,413	7.9
Gain on sale of loans, net	1,196	1,770	(32.4)	1,528	15.8
Income from bank-owned life insurance	494	483	2.3	504	(4.2)
Gain on sale of securities, net	—	—	—	7	(100.0)
Gain (loss) on sale of assets, net	(162)	595	(127.2)	(491)	221.3
Other income	1,202	1,645	(26.9)	871	88.9

Total noninterest income	$9,962	$11,157	(10.7)%	$8,770	27.2%

2017 compared to 2016

Noninterest income for 2017 totaled $10.0 million, a decrease of $1.2 million, or 10.7%, compared to 2016. The decrease was primarily the result of decreases in gains on the sale of assets (down $758,000 due to a write down taken on the closure of a banking center in Vicksburg, Mississippi in 2017 compared to a gain on the sale of a banking center in 2016), gains on the sale of mortgage loans (down $574,000) and other income (down $442,000 primarily due to fewer recoveries on previously charged off Acquired Loans), which were partially offset by increases in bank card fees (up $400,000) and service fees and charges (up $168,000).

2016 compared to 2015

Noninterest income for 2016 totaled $11.2 million, an increase of $2.4 million, or 27.2%, compared to 2015. The increase was primarily the result of increases in gains on the sale of assets (up $1.1 million due to a $641,000 gain on the sale of a banking center in 2016 compared to a $491,000 loss on the sale of property during 2015), other income (up $774,000 primarily due to recoveries on previously charged off Acquired Loans), gains on the sale of mortgage loans (up $243,000), bank card fees (up $190,000) and service fees and charges (up $123,000).

Noninterest Expense – The following table illustrates the primary components of noninterest expense for the years indicated.

(dollars in thousands)	2017	2016	2017 vs 2016 Percent Increase (Decrease)	2015	2016 vs 2015 Percent Increase (Decrease)
Noninterest expense:
Compensation and benefits	$28,162	$27,634	1.9%	$25,036	10.4%
Occupancy	5,065	5,255	(3.6)	4,876	7.8
Marketing and advertising	1,008	1,063	(5.2)	486	118.7
Data processing and communication	4,329	4,967	(12.8)	4,045	22.8
Professional services	1,590	983	61.7	1,755	(44.0)
Forms, printing and supplies	594	623	(4.7)	597	4.4
Franchise and shares tax	948	821	15.4	650	26.3
Regulatory fees	1,264	1,317	(4.0)	1,122	17.4
Foreclosed assets, net	(298)	140	(313.4)	443	(68.4)
Other expenses	3,515	3,994	(12.0)	3,012	32.6

Total noninterest expense	$46,177	$46,797	(1.3)%	$42,022	11.4%

2017 compared to 2016

Noninterest expense for 2017 totaled $46.2 million, a decrease of $620,000, or 1.3%, from 2016. Noninterest expense includes merger-related expenses of $1.1 million and $856,000 for the years ended December 31, 2017 and 2016, respectively. Excluding merger-related expenses, noninterest expense decreased $849,000, or 1.8%, during 2017. The decrease was primarily the result of lower foreclosed assets expenses (down $437,000), other expenses (down $380,000), data processing and communications (down $239,000), occupancy (down $176,000) and professional services (down $168,000), which were partially offset by higher compensation and benefits (up $458,000).

2016 compared to 2015

Noninterest expense for 2016 totaled $46.8 million, an increase of $4.8 million, or 11.4%, from 2015. Noninterest expense includes merger-related expenses related to the acquisition of Louisiana Bancorp of $856,000 and $1.4 million for the years ended December 31, 2016 and 2015, respectively. Excluding merger-related expenses, noninterest expense increased $5.3 million, or 13.1%, during 2016. The increase was primarily the result of higher compensation and benefits, data processing and communications, marketing and advertising and other expenses due primarily to the Company’s growth.

Income Taxes – For the years ended December 31, 2017, 2016 and 2015, the Company incurred income tax expense of $12.5 million, $7.6 million and $6.7 million, respectively. The Company’s effective tax rate amounted to 42.6%, 32.1% and 34.7% during 2017, 2016 and 2015, respectively. The higher effective tax rate recorded for the year ended 2017 was the result of the recently passed Tax Act. The Tax Act reduced the federal corporate statutory tax rate from 35% to 21%, which required a re-measurement charge of the Company’s DTA of $2.7 million in the fourth quarter of 2017. The carrying value of our DTA was reduced reflecting lower future tax benefits due to the lower corporate tax rate. The effective tax rate for the year ended 2016 was lower than the 2016 statutory tax rate due primarily to the adoption of ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. As of December 31, 2017, our cash and cash equivalents totaled $150.4 million. In addition, as of such date, our available for sale investment securities totaled $235.0 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. As of December 31, 2017, we had certificates of deposit maturing within the next 12 months totaling $260.7 million. Based upon historical experience, we anticipate that the majority of the maturing certificates of deposit will be redeposited with us in certificates of deposit or other deposit accounts.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years, we have utilized borrowings as a cost efficient addition to deposits as a source of funds. Our borrowings consist of advances from the FHLB, of which we are a member. Under terms of the collateral agreement with the FHLB, we may pledge residential mortgage loans and mortgage-backed securities as well as our stock in the FHLB as collateral for such advances. For the year ended December 31, 2017, the average balance of our outstanding FHLB advances was $84.4 million. As of December 31, 2017, we had $71.8 million in outstanding FHLB advances and $520.0 million in additional FHLB advances available to us.

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

Our interest rate sensitivity is also monitored by management through the use of models which generate estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of December 31, 2017.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	3.6%
+200	2.7
+100	1.5

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

	Contract Amount
(dollars in thousands)	2017	2016
Standby letters of credit	$6,620	$5,233
Available portion of lines of credit	203,367	141,968
Undisbursed portion of loans in process	78,578	62,791
Commitments to originate loans	96,183	98,714

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and the undisbursed portion of construction loans as of December 31, 2017.

(dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Unused commercial lines of credit	$98,113	$33,367	$580	$—	$132,060
Unused personal lines of credit	3,785	5,711	5,507	56,304	71,307
Undisbursed portion of loans in process	41,207	21,503	15,868	—	78,578
Standby letters of credit	5,978	630	12	—	6,620
Commitments to originate loans	96,183	—	—	—	96,183

Total	$245,266	$61,211	$21,967	$56,304	$384,748

The Company has utilized leasing arrangements to support the ongoing activities of the Company. The required payments under such commitments and other contractual cash commitments as of December 31, 2017 are shown in the following table.

(dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Operating leases	$493	$442	$388	$388	$388	$1,018	$3,117
Certificates of deposit	260,702	75,484	28,931	12,528	9,460	2,051	389,156
Long-term FHLB advances	6,000	15,357	31,158	1,861	7,712	6,095	68,183

Total	$267,195	$91,283	$60,477	$14,777	$17,560	$9,164	$460,456

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Home Bancorp, Inc.

Lafayette, Louisiana

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Home Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have served as the Company’s auditor since 2009.

/s/ Porter Keadle Moore, LLC

Atlanta, Georgia

March 14, 2018

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2017	2016
Assets
Cash and cash equivalents	$150,417,829	$29,314,741
Interest-bearing deposits in banks	2,421,000	1,884,000
Investment securities available for sale, at fair value	234,993,436	183,729,857
Investment securities held to maturity (fair values of $13,055,073 and $13,362,062, respectively)	13,033,590	13,365,479
Mortgage loans held for sale	5,873,132	4,156,186
Loans, net of unearned income	1,657,794,751	1,227,833,309
Allowance for loan losses	(14,807,278)	(12,510,708)

Total loans, net of unearned income and allowance for loan losses	1,642,987,473	1,215,322,601

Office properties and equipment, net	45,604,752	39,566,639
Cash surrender value of bank-owned life insurance	28,903,913	20,149,553
Goodwill and core deposit intangibles	68,033,472	12,762,211
Accrued interest receivable and other assets	35,852,241	36,480,766

Total Assets	$2,228,120,838	$1,556,732,033

Liabilities
Deposits:
Noninterest-bearing	$461,999,611	$296,519,496
Interest-bearing	1,404,227,717	951,552,957

Total deposits	1,866,227,328	1,248,072,453
Short-term Federal Home Loan Bank advances	3,642,422	40,000,000
Long-term Federal Home Loan Bank advances	68,183,173	78,533,173
Accrued interest payable and other liabilities	12,197,189	10,283,383

Total Liabilities	1,950,250,112	1,376,889,009

Shareholders’ Equity
Preferred stock, $0.01 par value – 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value – 40,000,000 shares authorized; 9,395,488 and 7,350,102 shares issued and outstanding, respectively	93,955	73,502
Additional paid-in capital	165,341,415	79,425,604
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(3,838,510)	(4,195,590)
Recognition and Retention Plan (RRP)	(83,903)	(119,633)
Retained earnings	117,312,630	104,647,375
Accumulated other comprehensive (loss) income	(954,861)	11,766

Total Shareholders’ Equity	277,870,726	179,843,024

Total Liabilities and Shareholders’ Equity	$2,228,120,838	$1,556,732,033

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2017	2016	2015
Interest Income
Loans, including fees	$69,167,352	$63,731,508	$54,466,025
Investment securities:
Taxable interest	3,894,072	3,001,887	3,031,381
Tax-exempt interest	637,189	674,695	712,602
Other investments and deposits	699,235	276,224	199,646

Total interest income	74,397,848	67,684,314	58,409,654

Interest Expense
Deposits	5,160,775	3,701,244	3,072,725
Securities sold under repurchase agreements	—	—	39,126
Short-term Federal Home Loan Bank advances	99,075	188,425	51,406
Long-term Federal Home Loan Bank advances	1,289,031	1,378,702	702,136

Total interest expense	6,548,881	5,268,371	3,865,393

Net interest income	67,848,967	62,415,943	54,544,261
Provision for loan losses	2,316,967	3,200,000	2,070,894

Net interest income after provision for loan losses	65,532,000	59,215,943	52,473,367

Noninterest Income
Service fees and charges	4,229,041	4,060,906	3,937,797
Bank card fees	3,003,238	2,603,075	2,413,459
Gain on sale of loans, net	1,195,921	1,770,249	1,527,721
Income from bank-owned life insurance	493,598	482,653	503,790
Gain on sale of securities, net	—	—	7,279
Gain (loss) on sale of assets, net	(162,265)	595,523	(491,109)
Other income	1,202,529	1,644,758	870,581

Total noninterest income	9,962,062	11,157,164	8,769,518

Noninterest Expense
Compensation and benefits	28,162,089	27,633,636	25,035,862
Occupancy	5,065,088	5,254,889	4,875,945
Marketing and advertising	1,007,639	1,062,935	486,341
Data processing and communication	4,328,944	4,967,028	4,044,553
Professional services	1,590,118	983,445	1,755,286
Forms, printing and supplies	594,139	623,495	596,748
Franchise and shares tax	947,505	820,774	650,461
Regulatory fees	1,264,283	1,317,015	1,122,254
Foreclosed assets, net	(297,806)	139,578	443,228
Other expenses	3,515,186	3,994,022	3,011,747

Total noninterest expense	46,177,185	46,796,817	42,022,425

Income before income tax expense	29,316,877	23,576,290	19,220,460
Income tax expense	12,492,891	7,567,954	6,670,559

Net Income	$16,823,986	$16,008,336	$12,549,901

Earnings per share:
Basic	$2.36	$2.34	$1.87

Diluted	$2.28	$2.25	$1.79

Cash dividends declared per common share	$0.55	$0.41	$0.30

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2017	2016	2015
Net Income	$16,823,986	$16,008,336	$12,549,901
Other Comprehensive Loss
Unrealized losses gains on investment securities	(1,487,119)	(1,323,064)	(659,057)
Reclassification adjustment for gains included in net income	—	—	(7,279)
Tax effect	520,492	463,072	233,218

Other comprehensive loss, net of taxes	(966,627)	(859,992)	(433,118)

Comprehensive Income	$15,857,359	$15,148,344	$12,116,783

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2014	$90,088	$93,332,108	$(28,572,891)	$(4,909,750)	$(202,590)	$93,101,915	$1,304,876	$154,143,756
Net income						12,549,901		12,549,901
Other comprehensive income							(433,118)	(433,118)
Purchase of Company’s common stock at cost, 155,218 shares			(3,465,959)					(3,465,959)
Reclassification of treasury stock per Louisiana law(1)	(20,405)	(20,393,258)	32,038,850			(11,625,187)		—
Cash dividends declared, $0.30 per share						(2,162,086)		(2,162,086)
Exercise of stock options	2,716	3,279,481						3,282,197
RRP shares released for allocation		(32,106)			44,000			11,894
ESOP shares released for allocation		641,576		357,080				998,656
Share-based compensation cost		121,113						121,113

Balance, December 31, 2015	$72,399	$76,948,914	$—	$(4,552,670)	$(158,590)	$91,864,543	$871,758	$165,046,354

Net income						16,008,336		16,008,336
Other comprehensive income							(859,992)	(859,992)
Purchase of Company’s common stock at cost, 12,826 shares	(128)	(128,501)	—			(228,686)		(357,315)
Cash dividends declared, $0.41 per share						(2,987,597)		(2,987,597)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 3,877 shares	39	3,442				(9,221)		(5,740)
Exercise of stock options	1,192	1,414,744						1,415,936
RRP shares released for allocation		(25,992)			38,957			12,965
ESOP shares released for allocation		842,631		357,080				1,199,711
Share-based compensation cost		370,366						370,366

Balance, December 31, 2016	$73,502	$79,425,604	$—	$(4,195,590)	$(119,633)	$104,647,375	$11,766	$179,843,024

Net income						16,823,986		16,823,986
Other comprehensive income							(966,627)	(966,627)
Purchase of Company’s common stock at cost, 1,776 shares	(19)	(17,373)	—			(53,385)		(70,777)
Cash dividends declared, $0.55 per share						(4,070,310)		(4,070,310)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 8,485 shares	85	34,018				(35,036)		(933)
Exercise of stock options	1,026	1,192,514						1,193,540
RRP shares released for allocation		(11,893)			35,730			23,837
ESOP shares released for allocation		1,261,488		357,080				1,618,568
Share-based compensation cost		516,318						516,318
Common stock issued for acquisition, 1,936,117 shares	19,361	82,940,739						82,960,100

Balance, December 31, 2017	$93,955	$165,341,415	$—	$(3,838,510)	$(83,903)	$117,312,630	$(954,861)	$277,870,726

(1)	See Note 2 for details on the Louisiana Business Corporation Act.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities, net of effects of acquisitions:
Net income	$16,823,986	$16,008,336	$12,549,901
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,316,967	3,200,000	2,070,894
Depreciation	1,959,006	1,794,714	1,807,480
Amortization and accretion of purchase accounting valuations and intangibles	6,635,159	3,256,194	4,045,736
Net amortization of mortgage servicing asset	200,019	254,077	180,364
Federal Home Loan Bank stock dividends	(108,500)	(86,600)	(12,800)
Net amortization of discount on investments	1,717,378	1,652,856	1,530,144
Gain on sale of investment securities, net	—	—	(7,279)
Gain on loans sold, net	(1,195,921)	(1,770,249)	(1,527,721)
Proceeds, including principal payments, from loans held for sale	123,321,023	179,638,804	153,954,728
Originations of loans held for sale	(123,842,048)	(176,373,491)	(153,561,422)
Non-cash compensation	2,134,886	1,570,077	1,119,769
Deferred income tax expense (benefit)	2,512,013	(321,490)	630,864
Impact of Tax Cuts and Jobs Act on deferred taxes	2,720,822	—	—
(Increase) decrease in accrued interest receivable and other assets	(3,496,668)	(588,526)	8,905,751
Increase in cash surrender value of bank-owned life insurance	(493,598)	(482,653)	(503,790)
(Increase) decrease in accrued interest payable and other liabilities	(6,453,247)	(7,264,364)	4,982,769

Net cash provided by operating activities	24,751,277	20,487,685	36,165,388

Cash flows from investing activities, net of effects of acquisitions:
Purchases of securities available for sale	(56,997,101)	(47,075,669)	(18,713,312)
Purchases of securities held to maturity	—	—	(2,927,988)
Proceeds from maturities, prepayments and calls on securities available for sale	39,606,341	37,458,473	30,094,652
Proceeds from maturities, prepayments and calls on securities held to maturity	—	235,000	400,000
Proceeds from sales on securities available for sale	17,040,413	—	21,194,622
Decrease (increase) in loans, net	4,040,248	(7,061,612)	(41,104,084)
Reimbursement from FDIC for covered assets	141,634	51,128	403,865
Decrease in interest-bearing deposits in banks	693,000	3,259,585	863,700
Proceeds from sale of repossessed assets	2,847,000	1,410,569	5,378,286
Purchases of office properties and equipment	(1,915,830)	(4,112,610)	(828,723)
Proceeds from sale of office properties and equipment	827,340	4,335,095	2,016,239
Cash received in excess of cash paid in business combination	68,211,617	—	(56,404,340)
Purchases of Federal Home Loan Bank stock	—	—	(4,751,000)
Proceeds from redemption of Federal Home Loan Bank stock	4,180,100	—	2,444,900

Net cash provided by (used in) investing activities	78,674,762	(11,500,041)	(61,933,183)

Cash flows from financing activities, net of effects of acquisitions:
Increase in deposits, net	84,657,541	3,943,483	42,055,227
Borrowings on Federal Home Loan Bank advances	130,750,000	2,642,250,000	4,931,772,337
Repayments of Federal Home Loan Bank advances	(194,782,012)	(2,648,729,269)	(4,929,994,229)
Decrease in securitites sold under repurchase agreements	—	—	(20,000,000)
Proceeds from exercise of stock options	1,193,540	1,415,936	3,282,197
Issuance of stock under incentive plans	(933)	(5,740)	—
Dividends paid to shareholders	(4,070,310)	(2,987,597)	(2,162,086)
Purchase of Company’s common stock	(70,777)	(357,315)	(3,465,959)

Net cash provided (used in) by financing activities	17,677,049	(4,470,502)	21,487,487

Net change in cash and cash equivalents	121,103,088	4,517,142	(4,280,308)
Cash and cash equivalents at beginning of year	29,314,741	24,797,599	29,077,907

Cash and cash equivalents at end of year	$150,417,829	$29,314,741	$24,797,599

Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$6,548,881	$5,207,346	$3,844,807
Income taxes paid	10,053,039	7,913,000	3,702,500
Noncash investing and financing activities:
Transfer of loans to repossessed assets	$534,738	$1,885,180	$3,073,326
Common stock issued in consideration of St. Martin Bancshares, Inc.	82,960,100	—	—
Assets acquired and liabilities assumed in acquisitions:
Assets acquired in acquisitions	592,895,595	—	351,138,388
Liablities assumed in acquisitions	559,201,771	—	291,313,436

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Home Bancorp, Inc., a Louisiana Corporation (“Company”), was organized by Home Bank (a federally-chartered savings bank and the predecessor of Home Bank, N.A.) (“Bank”) in May 2008 to facilitate the conversion of the Bank from the mutual to the stock form (“Conversion”) of ownership. The Conversion was completed on October 2, 2008, at which time the Company became the holding company for the Bank, with the Company owning all of the issued and outstanding shares of the Bank’s common stock. The Company and Bank are headquartered in Lafayette, Louisiana. As of December 31, 2017, the Company was a bank holding company.

As of December 31, 2017, Home Bank, N.A. was a nationally-chartered bank. The Bank was originally chartered in 1908 as a Louisiana state-chartered savings association. The Bank converted to a federal mutual savings bank charter in 1993.

In 2010, the Bank expanded into the Northshore (of Lake Pontchartrain) region through a Federal Deposit Insurance Corporation (“FDIC”) assisted acquisition of certain assets and liabilities of the former Statewide Bank (“Statewide”). In July 2011, the Bank expanded into the Greater New Orleans region through its acquisition of GS Financial Corporation (“GSFC”), the former holding company of Guaranty Savings Bank (“Guaranty”). In February 2014, the Bank expanded into west Mississippi through its acquisition of Britton & Koontz Capital Corporation (“Britton & Koontz”), the holding company for Britton & Koontz Bank, N.A. (“Britton & Koontz Bank”) of Natchez, Mississippi. In September 2015, the Bank expanded its presence in the Greater New Orleans region through the acquisition of Louisiana Bancorp, Inc. (“Louisiana Bancorp”), the former holding company of Bank of New Orleans (“BNO”) of Metairie, Louisiana. In December 2017, the Bank expanded its presence in the Acadiana market through the acquisition of St. Martin Bancshares (“SMB”), the former holding company of St. Martin Bank & Trust Company (“St. Martin Bank”) of St. Martinville, Louisiana. As of December 31, 2017, the Bank conducted business from 40 banking offices in the Greater Lafayette, Southwest Louisiana, Northshore, Baton Rouge and Greater New Orleans regions of south Louisiana and west Mississippi.

The Bank is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and investment securities. The Bank’s principal sources of funds are customer deposits, repayments of loans, repayments of investments and funds borrowed from outside sources such as the Federal Home Loan Bank (“FHLB”) of Dallas. The Bank derives its income principally from interest earned on loans and investment securities and, to a lesser extent, from fees received in connection with the origination of loans, service charges on deposit accounts and for other services. The Bank’s primary expenses are general operating expenses and interest expense on deposits and borrowings.

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

The Bank is required to maintain cash reserves with the Federal Reserve Bank. The requirement is dependent upon the Bank’s cash on hand or noninterest-bearing balances. There was no reserve requirement as of December 31, 2017 or 2016. The Bank was in compliance with reserve requirements at such dates.

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

Investment securities that are acquired with the intention of being resold in the near term are classified as trading securities under ASC 320 and are carried at fair value, with unrealized holding gains and losses recognized in current earnings. The Company did not hold any securities for trading purposes at, or during the years ended, December 31, 2017 or 2016.

Securities not meeting the criteria of either trading securities or held to maturity are classified as available for sale and are carried at fair value. Unrealized holding gains and losses for these securities are recognized, net of related income tax effects, in the Consolidated Statements of Comprehensive Income.

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

For financial reporting purposes, the Company classifies a portion of its loans as “Mortgage loans held for sale”. Included in this category are loans which the Company has the current intent to sell and loans which are available to be sold in the event that the Company determines that loans should be sold to support the Company’s investment and liquidity objectives, as well as to support its overall asset and liability management strategies. Loans included in this category for which the Company has the current intention to sell are recorded at the lower of aggregate cost or fair value. As of December 31, 2017 and 2016, the Company had $5,873,000 and $4,156,000, respectively, in loans classified as “Mortgage loans held for sale.”

As of December 31, 2017 and 2016 the Company had $164,322,000 and $188,103,000, respectively, outstanding in loans sold to government agencies that it was servicing through a third party.

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

Acquired Loans

Acquired Loans at December 31, 2017 and 2016 are those associated with our acquisitions of Statewide, GSFC, Britton & Koontz, Louisiana Bancorp and SMB. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The Acquired Loans were segregated between those considered to be performing (“acquired performing”) and those with evidence of credit deterioration (“acquired impaired”), and then further segregated into loan pools designed to facilitate the development of expected cash flows. The fair value estimate for each pool of acquired performing and acquired impaired loans was based on the estimate of expected cash flows, both principal and interest, from that pool, discounted at prevailing market interest rates.

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

Repossessed Assets

Repossessed assets are recorded at fair value less estimated selling costs at the date acquired or upon receiving new property valuations. Costs relating to the development and improvement of foreclosed property are capitalized, and costs relating to holding and maintaining the property are expensed. Write-downs from cost to fair value at the date of foreclosure are charged against the allowance for loan losses. Valuations are performed periodically and a charge to operations is recorded if the carrying value of a property exceeds its fair value less selling costs. Generally, the Company appraises the property at the time of foreclosure and at least every 12 months following the foreclosure. The Company had $728,000 and $2,893,000 of repossessed assets as of December 31, 2017 and 2016, respectively. Repossessed Assets are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

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

Shareholders’ Equity

Effective January 1, 2015, companies incorporated under Louisiana law became subject to the Louisiana Business Corporation Act. Provisions of the Louisiana Business Corporation Act eliminate the concept of treasury stock and provide that shares reacquired by a company are to be treated as authorized but unissued shares. Accounting principles generally accepted in the United States of America state that accounting for treasury stock shall conform to state law. The Company’s Consolidated Financial Statements at and for the year ended December 31, 2015 reflect this change. For the years ended December 31, 2017, 2016 and 2015, the cost of shares repurchased by the Company have been allocated to common stock, additional paid-in capital and retained earnings.

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

The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2017, 2016, and 2015, the Company did not recognize any interest or penalties in its financial statements, nor has it recorded an accrued liability for interest or penalty payments.

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

Comprehensive Income

GAAP generally requires that recognized revenues, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheets, such items, along with net earnings, are components of comprehensive income. The tax effect for unrealized gains and losses on investment securities was ($520,492), ($463,072) and ($230,670) for the periods ending December 31, 2017, 2016 and 2015, respectively. The reclassification adjustment for gains included in net income had a no tax effect for the periods ending December 31, 2017 and 2016 and ($2,548) for the period ending December 31, 2015. Comprehensive income is reflected in the Consolidated Statements of Comprehensive Income.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”. The ASU requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net carrying value at the amount expected to be collected on the financial assets. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount of financial assets. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. Off-balance-sheet arrangements such as commitments to extend credit, guarantees, and standby letters of credit that and are not unconditionally cancellable are also within the scope of this amendment. Credit losses relating to debt securities should be recorded through an allowance for credit losses. This ASU is effective for fiscal years beginning after December 31, 2019. An entity will apply the amendments in this update on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently assessing this accounting standard and the implementation of a new software application during 2018 to assist in determining the impact to our Consolidated Financial Statements. It is too early to assess the impact this guidance will have on our Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments in this ASU clarify the proper classification for certain cash receipts and cash payments, including clarification on debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, among others. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the amendment and does not anticipate it will have a material impact on our Consolidated Financial Statements.

In January 2017, FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other, Simplifying the Test for Goodwill Impairment”. The amendment in this ASU eliminates the requirement to calculate the implied fair value of goodwill in order to measure a goodwill impairment charge. An entity will record an impairment charge based on the excess of the carrying amount over its fair value. This ASU is effective for fiscal and interim testing periods beginning after December 15, 2019. The Company is currently assessing the amendment and does not anticipate it will have a material impact on our Consolidated Financial Statements.

In April 2017, FASB issued ASU No. 2017-8, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The accounting for purchased callable debt securities held at a discount does not change under the new guidance. This ASU is effective for fiscal and interim periods beginning after December 15, 2018. The Company is currently assessing the amendment and does not anticipate it will have an impact on our Consolidated Financial Statements.

ASU 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income as a result of tax reform. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Company’s income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for periods beginning after December 15, 2018 although early adoption is permitted. The Company plans to early adopt ASU 2018-02 in the first quarter of 2018 and will reclassify its stranded tax credit of $206,000 within accumulated other comprehensive income to retained earnings at March 31, 2018.

3. Acquisition Activity

St. Martin Bancshare, Inc. On December 6, 2017, the Company completed the acquisition of St. Martin Bancshares, Inc. (“SMB”), the former holding company of St. Martin Bank & Trust Company (“St. Martin Bank”) of St. Martinville, Louisiana. Shareholders of SMB received 9.2839 shares of Home Bancorp common stock for each share of SMB common stock. In addition, immediately prior to the closing of the merger, SMB paid a special cash distribution of $94.00 per share to its shareholders.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. In accordance with ASC 805, the Company recorded goodwill totaling $49,268,000 from the acquisition as a result of consideration transferred over net assets acquired. Both the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values. Identifiable intangible assets, including core deposit intangible assets, were recorded at fair value.

The fair value estimates of SMB’s assets and liabilities recorded are preliminary and subject to refinement as additional information becomes available. Under current accounting principles, the Company’s estimates of fair values may be adjusted for a period of up to one year from the acquisition date.

The assets acquired and liabilities assumed, as well as the adjustments to record the assets and liabilities at fair value, are presented in the following table as of December 6, 2017.

(dollars in thousands)	As Acquired	Preliminary Fair Value Adjustments		As recorded by Home Bancorp
Assets
Cash and cash equivalents	$69,444	$—		$69,444
Investment securities	54,094	(308	)(a)	53,786
Loans	447,885	(8,013	)(b)	439,872
Repossessed assets	263	(54	)(c)	209
Office properties and equipment, net	5,960	1,121	(d)	7,081
Core deposit intangible	238	6,528	(e)	6,766
Other assets	18,766	(3,258	)(f)	15,508

Total assets acquired	$596,650	$(3,984)		$592,666

Liabilities
Interest-bearing deposits	$355,973	$(110	)(g)	$355,863
Noninterest-bearing deposits	177,634	—		177,634
FHLB advances	17,534	(202	)(h)	17,332
Other liabilities	6,642	1,501	(i)	8,143

Total liabilities assumed	$557,783	$1,189		$558,972

Excess of assets acquired over liabilities assumed				33,694
Stock issuance				(82,962)

Total goodwill recorded				$49,268

(a)	The adjustment represents the market value adjustments on SMB’s investments based on their interest rate risk and credit risk.
(b)	The adjustment to reflect the fair value of loans includes:

•	Adjustment of $5.9 million to reflect the removal of SMB’s allowance for loan losses in accordance with ASC 805.

•	Adjustment of $3.8 million for loans within the scope of ASC 310-30. As a result of an analysis by management of all impaired loans, $8.9 million of loans were determined to be within the scope of, and were evaluated under, ASC 310-30. The contractually required payments receivable related to ASC 310-30 loans is approximately $10.9 million with expected cash flow to be collected of $7.2 million. The estimated fair value of such loans is $5.2 million, with a nonaccretable difference of $3.8 million and an accretable yield of $2.0 million; and

•	Adjustment of $10.8 million for all remaining loans determined not to be within the scope of ASC 310-30. Loans which are not within the scope of ASC 310-30 totaled $444.6 million. In determining the fair value of the loans which are not within the scope of ASC 310-30, the acquired loan portfolio was evaluated based on risk characteristics and other credit and market criteria to determine a credit quality adjustment to the fair value of the loans acquired. The acquired loan balance was reduced by the aggregate amount of the credit quality adjustment in determining the fair value of the loans.

(c)	The adjustment represents the write down of the book value of SMB’s repossessed assets to their estimated fair value, as adjusted for estimated costs to sell.
(d)	The adjustment represents the adjustment of SMB’s office properties and equipment to their estimated fair value at the acquisition date.
(e)	The adjustment represents the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the estimated life of the deposit base of 10 years.
(f)	The adjustment is to record the deferred tax asset on the transaction and the estimated fair value on other assets.
(g)	The adjustment represents the fair value of certificates of deposit acquired based on current interest rates for similar instruments. The adjustment will be recognized using a level yield amortization method based on maturities of the deposit liabilities.
(h)	The adjustment is to record the fair value of FHLB advances acquired at various terms and maturities based on market rates at the acquisition date. The adjustment will be recognized using a level yield amortization method based on maturities of the borrowings.
(i)	The adjustment is to accrue all the liabilities owed by SMB payable at the acquisition date.

Acquired loans which are impaired as of the date of acquisition are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In accordance with ASC 310-30 and in estimating the fair value of the acquired loans with deteriorated credit quality as of the acquisition date, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference totaled $3,760,000 as of December 6, 2017 and represented an estimate of the undiscounted loss exposure in the loans acquired with deteriorated credit quality as of the acquisition date.

The following table summarizes the accretable yield on the loans acquired from SMB with deteriorated credit quality as of December 6, 2017 and the changes therein through December 31, 2017.

(dollars in thousands)	Accretable Yield
Estimated fair value of loans acquired	$5,168

Less:
Undiscounted contractual cash flows	10,909
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(3,760)

Undiscounted cash flows expected to be collected	7,149

Accretable yield as of December 6, 2017	(1,981)
Accretion during 2017	34

Accretable yield as of December 31, 2017	$(1,947)

The following pro forma information for the years ended December 31, 2017 and 2016 reflects the Company’s estimated condensed consolidated results of operations as if the acquisition of SMB occurred at January 1, 2016, unadjusted for potential cost savings.

(dollars in thousands except per share information)	2017	2016
Net interest income	$93,706	$90,280
Noninterest income	14,039	15,554
Noninterest expense	62,838	63,875
Net income	28,003	25,451
Earnings per share – basic	$3.14	$2.90
Earnings per share – diluted	3.05	2.81

The selected pro forma financial information presented above is for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period.

The following table summarizes the accretable yield on the loans acquired from SMB with deteriorated credit quality as of December 6, 2017 and the changes therein through December 31, 2017.

(dollars in thousands)	2017
Balance, beginning of period	$—
Acquisition accretable yield	(1,981)
Accretion	34
Net transfers from nonaccretable difference to accretable yield	—

Balance, end of period	$(1,947)

As of December 31, 2017, the weighted average remaining contractual life of the loan portfolio acquired with deteriorated credit quality from SMB was 6.8 years.

SUMMARY OF ACQUISITION ACTIVITY

(dollars in thousands)
Acquisition	Acquisition Date	Total Assets	Total Loans	Goodwill	Core Deposit Intangible	Total Deposits
Statewide Bank	03/12/2010	$188,026	$110,415	$560	$1,429	$206,925
GS Financial Corporation	07/15/2011	256,677	182,440	296	859	193,518
Britton & Koontz Capital Corporation	02/14/2014	298,930	161,581	43	3,030	216,600
Louisiana Bancorp, Inc.	09/15/2015	352,897	281,583	8,454	1,586	208,670
St. Martin Bancshares, Inc.	12/06/2017	592,666	439,872	49,268	6,766	533,497

Total Acquisitions		$1,689,196	$1,175,891	$58,621	$13,670	$1,359,210

Acquired Loans which are impaired as of the date of acquisition are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. None of the loans acquired in the acquisition of Louisiana Bancorp were considered impaired as of the date of acquisition.

The nonaccretable difference on loans acquired from Britton & Koontz totaled $17,946,000 as of February 14, 2014 and represented an estimate of the undiscounted loss exposure in the acquired loans with deteriorated credit quality as of the acquisition date.

The following table summarizes the changes in accretable yield on the loans acquired from Britton & Koontz with deteriorated credit quality for the years ended December 31, 2017, 2016 and 2015, respectively.

(dollars in thousands)	2017	2016	2015
Balance, beginning of period	$(1,782)	$(1,682)	$(1,824)
Accretion	2,926	1,072	590
Net transfers from nonaccretable difference to accretable yield	(1,284)	(1,172)	(448)

Balance, end of period	$(140)	$(1,782)	$(1,682)

As of December 31, 2017, the weighted average remaining contractual life of the loan portfolio acquired with deteriorated credit quality from Britton & Koontz was 1.1 years.

The nonaccretable difference on loans acquired from GSFC totaled $5,490,000 as of July 15, 2011 and represented an estimate of the undiscounted loss exposure in the Acquired Loans with deteriorated credit quality as of the acquisition date.

The following table summarizes the changes in accretable yield on the loans acquired from GSFC with deteriorated credit quality for the years ended December 31, 2017, 2016 and 2015, respectively.

(dollars in thousands)	2017	2016	2015
Balance, beginning of period	$(298)	$(1,240)	$(1,270)
Accretion	118	942	30
Net transfers from nonaccretable difference to accretable yield	(56)	—	—

Balance, end of period	$(236)	$(298)	$(1,240)

As of December 31, 2017, the weighted average remaining contractual life of the loan portfolio acquired with deteriorated credit quality from GSFC was 5.5 years.

The nonaccretable difference on loans acquired from Statewide totaled $61,478,000 as of March 12, 2010 and represented an estimate of the undiscounted loss exposure in the Acquired Loans with deteriorated credit quality as of the acquisition date. The following table summarizes the changes in accretable yield on the loans acquired from Statewide for the years ended December 31, 2017, 2016 and 2015, respectively.

(dollars in thousands)	2017	2016	2015
Balance, beginning of period	$(9,011)	$(13,870)	$(7,706)
Accretion	2,031	4,859	3,238
Net transfers from nonaccretable difference to accretable yield	—	—	(9,402)

Balance, end of period	$(6,980)	$(9,011)	$(13,870)

As of December 31, 2017, the weighted average remaining contractual life of loan portfolio acquired with deteriorated credit quality from Statewide was 4.8 years.

4. Investment Securities

Summary information regarding the Company’s investment securities classified as available for sale and held to maturity as of December 31, 2017 and 2016 follows.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2017			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$84,639	$619	$270	$298	$84,690
Collateralized mortgage obligations	115,435	46	671	1,075	113,735
Municipal bonds	25,362	177	17	1	25,521
U.S. government agency	11,026	42	21	—	11,047

Total available for sale	$236,462	$884	$979	$1,374	$234,993

Held to maturity:
Municipal bonds	$13,034	$54	$18	$15	$13,055

Total held to maturity	$13,034	$54	$18	$15	$13,055

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2016			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$78,361	$938	$368	$—	$78,931
Collateralized mortgage obligations	75,193	84	613	334	74,330
Municipal bonds	21,212	260	44	—	21,428
U.S. government agency	8,946	95	—	—	9,041

Total available for sale	$183,712	$1,377	$1,025	$334	$183,730

Held to maturity:
Municipal bonds	$13,365	$69	$72	$—	$13,362

Total held to maturity	$13,365	$69	$72	$—	$13,362

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

As of December 31, 2017, 112 of the Company’s debt securities had unrealized losses totaling 1.5% of the individual securities’ amortized cost basis and 1.0% of the Company’s total amortized cost basis of the investment securities portfolio. 35 of the 112 securities had been in a continuous loss position for over 12 months at such date. The 35 securities had an aggregate amortized cost basis and unrealized loss of $54,753,000 and $1,388,000, respectively, at December 31, 2017. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery. No declines in these 112 securities were deemed to be other-than-temporary.

The amortized cost and estimated fair value by maturity of the Company’s investment securities as of December 31, 2017 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$2,348	$8,471	$38,729	$35,142	$84,690
Collateralized mortgage obligations	—	6,189	11,539	96,007	113,735
Municipal bonds	2,789	11,502	7,810	3,420	25,521
U.S. government agency	1,007	3,976	4,355	1,709	11,047

Total securities available for sale	$6,144	$30,138	$62,433	$136,278	$234,993

Securities held to maturity:
Municipal bonds	$—	$5,335	$6,108	$1,612	$13,055

Total securities held to maturity	$—	$5,335	$6,108	$1,612	$13,055

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$2,346	$8,506	$38,990	$34,797	$84,639
Collateralized mortgage obligations	—	6,181	11,655	97,599	115,435
Municipal bonds	2,779	11,430	7,752	3,401	25,362
U.S. government agency	999	3,997	4,320	1,710	11,026

Total securities available for sale	$6,124	$30,114	$62,717	$137,507	$236,462

Securities held to maturity:
Municipal bonds	$—	$5,331	$6,085	$1,618	$13,034

Total securities held to maturity	$—	$5,331	$6,085	$1,618	$13,034

For the years ended December 31, 2017 and 2016, the Company recorded no gross gains or losses related to the sale of investment securities.

As of December 31, 2017 and 2016, the Company had accrued interest receivable for investment securities of $990,000 and $802,000, respectively.

As of December 31, 2017 and 2016, the Company had $121,984,000 and $91,773,000, respectively, of securities pledged to secure public deposits.

5. Loans

The Company’s loans, net of unearned income, consisted of the following as of December 31 of the years indicated.

(dollars in thousands)	2017	2016
Real estate loans:
One- to four-family first mortgage	$477,211	$341,883
Home equity loans and lines	94,445	88,821
Commercial real estate	611,358	427,515
Construction and land	177,263	141,167
Multi-family residential	50,978	46,369

Total real estate loans	1,411,255	1,045,755

Other loans:
Commercial and industrial	185,284	139,810
Consumer	61,256	42,268

Total other loans	246,540	182,078

Total loans	$1,657,795	$1,227,833

A summary of activity in the Company’s allowance for loan losses for the years ended December 31, 2017, 2016 and 2015 is as follows.

	For the Year Ended December 31, 2017
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,436	$(29)	$—	$167	$1,574
Home equity loans and lines	654	(10)	20	360	1,024
Commercial real estate	4,177	(3)	—	592	4,766
Construction and land	1,763	—	—	(21)	1,742
Multi-family residential	361	—	—	(6)	355
Commercial and industrial	3,316	(358)	408	980	4,346
Consumer	513	(64)	15	32	496

Total allowance for loan losses	$12,220	$(464)	$443	$2,104	$14,303

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$75	$—	$—	$14	$89
Home equity loans and lines	74	—	—	4	78
Commercial real estate	—	—	—	140	140
Construction and land	19	—	—	(12)	7
Multi-family residential	—	—	—	—	—
Commercial and industrial	123	—	—	61	184
Consumer	—	—	—	6	6

Total allowance for loan losses	$291	$—	$—	$213	$504

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,511	$(29)	$—	$181	$1,663
Home equity loans and lines	728	(10)	20	364	1,102
Commercial real estate	4,177	(3)	—	732	4,906
Construction and land	1,782	—	—	(33)	1,749
Multi-family residential	361	—	—	(6)	355
Commercial and industrial	3,439	(358)	408	1,041	4,530
Consumer	513	(64)	15	38	502

Total allowance for loan losses	$12,511	$(464)	$443	$2,317	$14,807

	For the Year Ended December 31, 2016
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,372	$—	$—	$64	$1,436
Home equity loans and lines	536	(9)	2	125	654
Commercial real estate	3,152	—	1	1,024	4,177
Construction and land	1,360	—	52	351	1,763
Multi-family residential	173	—	—	188	361
Commercial and industrial	2,010	(242)	56	1,492	3,316
Consumer	571	(162)	5	99	513

Total allowance for loan losses	$9,174	$(413)	$116	$3,343	$12,220

	For the Year Ended December 31, 2016
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$92	$(33)	$—	$16	$75
Home equity loans and lines	224	—	—	(150)	74
Commercial real estate	—	—	—	—	—
Construction and land	57	—	—	(38)	19
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	94	29	123
Consumer	—	—	—	—	—

Total allowance for loan losses	$373	$(33)	$94	$(143)	$291

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,464	$(33)	$—	$80	$1,511
Home equity loans and lines	760	(9)	2	(25)	728
Commercial real estate	3,152	—	1	1,024	4,177
Construction and land	1,417	—	52	313	1,782
Multi-family residential	173	—	—	188	361
Commercial and industrial	2,010	(242)	150	1,521	3,439
Consumer	571	(162)	5	99	513

Total allowance for loan losses	$9,547	$(446)	$210	$3,200	$12,511

	For the Year Ended December 31, 2015
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,136	$(62)	$30	$268	$1,372
Home equity loans and lines	442	(15)	20	89	536
Commercial real estate	2,922	—	1	229	3,152
Construction and land	968	—	—	392	1,360
Multi-family residential	192	—	—	(19)	173
Commercial and industrial	1,161	(190)	226	813	2,010
Consumer	521	(130)	1	179	571

Total allowance for loan losses	$7,342	$(397)	$278	$1,951	$9,174

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$174	$(42)	$—	$(40)	$92
Home equity loans and lines	111	(12)	—	125	224
Commercial real estate	—	—	—	—	—
Construction and land	133	(111)	—	35	57
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total allowance for loan losses	$418	$(165)	$—	$120	$373

	For the Year Ended December 31, 2015
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,310	$(104)	$30	$228	$1,464
Home equity loans and lines	553	(27)	20	214	760
Commercial real estate	2,922	—	1	229	3,152
Construction and land	1,101	(111)	—	427	1,417
Multi-family residential	192	—	—	(19)	173
Commercial and industrial	1,161	(190)	226	813	2,010
Consumer	521	(130)	1	179	571

Total allowance for loan losses	$7,760	$(562)	$278	$2,071	$9,547

The Company’s allowance for loan losses and recorded investment in loans as of the dates indicated is as follows.

	As of December 31, 2017
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,574	$—	$89	$1,663
Home equity loans and lines	676	348	78	1,102
Commercial real estate	4,766	—	140	4,906
Construction and land	1,742	—	7	1,749
Multi-family residential	355	—	—	355
Commercial and industrial	2,721	1,625	184	4,530
Consumer	496	—	6	502

Total allowance for loan losses	$12,330	$1,973	$504	$14,807

	As of December 31, 2017
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Loans:
One- to four-family first mortgage	$199,199	$—	$278,012	$477,211
Home equity loans and lines	53,349	925	40,171	94,445
Commercial real estate	369,740	22	241,596	611,358
Construction and land	124,963	—	52,300	177,263
Multi-family residential	30,540	—	20,438	50,978
Commercial and industrial	120,818	2,512	61,954	185,284
Consumer	39,854	—	21,402	61,256

Total loans	$938,463	$3,459	$715,873	$1,657,795

	As of December 31, 2016
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,397	$39	$75	$1,511
Home equity loans and lines	654	—	74	728
Commercial real estate	4,158	19	—	4,177
Construction and land	1,763	—	19	1,782
Multi-family residential	361	—	—	361
Commercial and industrial	2,579	737	123	3,439
Consumer	513	—	—	513

Total allowance for loan losses	$11,425	$795	$291	$12,511

	As of December 31, 2016
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Loans:
One- to four-family first mortgage	$176,392	$252	$165,239	$341,883
Home equity loans and lines	47,865	—	40,956	88,821
Commercial real estate	321,361	462	105,692	427,515
Construction and land	138,955	—	2,212	141,167
Multi-family residential	26,941	—	19,428	46,369
Commercial and industrial	126,791	4,844	8,175	139,810
Consumer	40,827	—	1,441	42,268

Total loans	$879,132	$5,558	$343,143	$1,227,833

(1)	$14.2 million and $13.1 million in Acquired Loans were accounted for under ASC 310-30 at December 31, 2017 and 2016, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent, in part, on values in the real estate market.

Credit quality indicators on the Company’s loan portfolio as of the dates indicated are as follows.

	December 31, 2017
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$196,203	$990	$2,006	$—	$199,199
Home equity loans and lines	52,492	283	1,499	—	54,274
Commercial real estate	356,020	5,080	8,662	—	369,762
Construction and land	122,076	2,043	844	—	124,963
Multi-family residential	30,540	—	—	—	30,540
Commercial and industrial	105,097	4,640	13,593	—	123,330
Consumer	39,335	120	399	—	39,854

Total originated loans	$901,763	$13,156	$27,003	$—	$941,922

	December 31, 2017
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Acquired loans:
One- to four-family first mortgage	$269,144	$2,825	$6,043	$—	$278,012
Home equity loans and lines	39,603	307	261	—	40,171
Commercial real estate	218,234	12,522	10,840	—	241,596
Construction and land	48,748	3,056	496	—	52,300
Multi-family residential	19,644	636	158	—	20,438
Commercial and industrial	56,635	2,998	2,321	—	61,954
Consumer	21,172	69	161	—	21,402

Total acquired loans	$673,180	$22,413	$20,280	$—	$715,873

Total loans:
One- to four-family first mortgage	$465,347	$3,815	$8,049	$—	$477,211
Home equity loans and lines	92,095	590	1,760	—	94,445
Commercial real estate	574,254	17,602	19,502	—	611,358
Construction and land	170,824	5,099	1,340	—	177,263
Multi-family residential	50,184	636	158	—	50,978
Commercial and industrial	161,732	7,638	15,914	—	185,284
Consumer	60,507	189	560	—	61,256

Total loans	$1,574,943	$35,569	$47,283	$—	$1,657,795

	December 31, 2016
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$175,045	$276	$1,323	$—	$176,644
Home equity loans and lines	46,536	331	998	—	47,865
Commercial real estate	311,517	822	9,484	—	321,823
Construction and land	138,000	22	933	—	138,955
Multi-family residential	26,941	—	—	—	26,941
Commercial and industrial	114,962	5,979	10,694	—	131,635
Consumer	40,369	98	360	—	40,827

Total originated loans	$853,370	$7,528	$23,792	$—	$884,690

Acquired loans:
One- to four-family first mortgage	$162,037	$245	$2,957	$—	$165,239
Home equity loans and lines	40,812	47	97	—	40,956
Commercial real estate	101,546	2,758	1,388	—	105,692
Construction and land	1,537	71	604	—	2,212
Multi-family residential	19,250	—	178	—	19,428
Commercial and industrial	4,843	—	3,332	—	8,175
Consumer	1,401	38	2	—	1,441

Total acquired loans	$331,426	$3,159	$8,558	$—	$343,143

	December 31, 2016
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Total loans:
One- to four-family first mortgage	$337,082	$521	$4,280	$—	$341,883
Home equity loans and lines	87,348	378	1,095	—	88,821
Commercial real estate	413,063	3,580	10,872	—	427,515
Construction and land	139,537	93	1,537	—	141,167
Multi-family residential	46,191	—	178	—	46,369
Commercial and industrial	119,805	5,979	14,026	—	139,810
Consumer	41,770	136	362	—	42,268

Total loans	$1,184,796	$10,687	$32,350	$—	$1,227,833

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

•	Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in the collateral values.

•	Substandard loans have an existing specific and well defined weakness that may include poor liquidity and deterioration of financial ratios. The loan may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

In addition, residential loans are classified using an inter-regulatory agency methodology that incorporates, among other factors, the extent of delinquencies and loan-to-value ratios. These classifications were the most current available as of December 31, 2017 and 2016, respectively, and were generally updated within the prior three months.

Age analysis of past due loans, as of the dates indicated is as follows.

	December 31, 2017
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$837	$131	$44	$1,012	$198,187	$199,199
Home equity loans and lines	1,018	—	26	1,044	53,230	54,274
Commercial real estate	670	—	—	670	369,092	369,762
Construction and land	744	—	200	944	124,019	124,963
Multi-family residential	—	—	—	—	30,540	30,540

Total real estate loans	3,269	131	270	3,670	775,068	778,738

Other loans:
Commercial and industrial	882	825	1,641	3,348	119,982	123,330
Consumer	380	9	278	667	39,187	39,854

Total other loans	1,262	834	1,919	4,015	159,169	163,184

Total originated loans	$4,531	$965	$2,189	$7,685	$934,237	$941,922

	December 31, 2017
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$3,867	$2,087	$2,816	$8,770	$269,242	$278,012
Home equity loans and lines	137	61	46	244	39,927	40,171
Commercial real estate	5,071	436	1,864	7,371	234,225	241,596
Construction and land	2,089	159	239	2,487	49,813	52,300
Multi-family residential	—	—	—	—	20,438	20,438

Total real estate loans	11,164	2,743	4,965	18,872	613,645	632,517

Other loans:
Commercial and industrial	809	678	185	1,672	60,282	61,954
Consumer	329	152	95	576	20,826	21,402

Total other loans	1,138	830	280	2,248	81,108	83,356

Total acquired loans	$12,302	$3,573	$5,245	$21,120	$694,753	$715,873

Total loans:
Real estate loans:
One- to four-family first mortgage	$4,704	$2,218	$2,860	$9,782	$467,429	$477,211
Home equity loans and lines	1,155	61	72	1,288	93,157	94,445
Commercial real estate	5,741	436	1,864	8,041	603,317	611,358
Construction and land	2,833	159	439	3,431	173,832	177,263
Multi-family residential	—	—	—	—	50,978	50,978

Total real estate loans	14,433	2,874	5,235	22,542	1,388,713	1,411,255

Other loans:
Commercial and industrial	1,691	1,503	1,826	5,020	180,264	185,284
Consumer	709	161	373	1,243	60,013	61,256

Total other loans	2,400	1,664	2,199	6,263	240,277	246,540

Total loans	$16,833	$4,538	$7,434	$28,805	$1,628,990	$1,657,795

	December 31, 2016
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$651	$—	$563	$1,214	$175,430	$176,644
Home equity loans and lines	37	29	—	66	47,799	47,865
Commercial real estate	475	—	587	1,062	320,761	321,823
Construction and land	467	—	12	479	138,476	138,955
Multi-family residential	—	—	—	—	26,941	26,941

Total real estate loans	1,630	29	1,162	2,821	709,407	712,228

Other loans:
Commercial and industrial	656	706	650	2,012	129,623	131,635
Consumer	531	97	192	820	40,007	40,827

Total other loans	1,187	803	842	2,832	169,630	172,462

Total originated loans	$2,817	$832	$2,004	$5,653	$879,037	$884,690

	December 31, 2016
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,471	$969	$2,025	$4,465	$160,774	$165,239
Home equity loans and lines	136	27	38	201	40,755	40,956
Commercial real estate	—	—	1,164	1,164	104,528	105,692
Construction and land	21	—	30	51	2,161	2,212
Multi-family residential	19	—	—	19	19,409	19,428

Total real estate loans	1,647	996	3,257	5,900	327,627	333,527

Other loans:
Commercial and industrial	—	—	—	—	8,175	8,175
Consumer	2	8	2	12	1,429	1,441

Total other loans	2	8	2	12	9,604	9,616

Total acquired loans	$1,649	$1,004	$3,259	$5,912	$337,231	$343,143

Total loans:
Real estate loans:
One- to four-family first mortgage	$2,122	$969	$2,588	$5,679	$336,204	$341,883
Home equity loans and lines	173	56	38	267	88,554	88,821
Commercial real estate	475	—	1,751	2,226	425,289	427,515
Construction and land	488	—	42	530	140,637	141,167
Multi-family residential	19	—	—	19	46,350	46,369

Total real estate loans	3,277	1,025	4,419	8,721	1,037,034	1,045,755

Other loans:
Commercial and industrial	656	706	650	2,012	137,798	139,810
Consumer	533	105	194	832	41,436	42,268

Total other loans	1,189	811	844	2,844	179,234	182,078

Total loans	$4,466	$1,836	$5,263	$11,565	$1,216,268	$1,227,833

As of December 31, 2017 and 2016, the Company did not have any loans greater than 90 days past due which were accruing interest.

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

	For the Year Ended December 31, 2017
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	470	476	—	395	1
Commercial real estate	22	32	—	19	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	428	434	—	2,849	2
Consumer	—	—	—	—	—

Total	$920	$942	$—	$3,263	$3

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$42	$—
Home equity loans and lines	455	461	348	383	1
Commercial real estate	—	—	—	296	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	2,084	2,157	1,625	1,985	52
Consumer	—	—	—	—	—

Total	$2,539	$2,618	$1,973	$2,706	$53

Total impaired loans:
One- to four-family first mortgage	$—	—	$—	$42	—
Home equity loans and lines	925	937	348	778	2
Commercial real estate	22	32	—	315	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	2,512	2,591	1,625	4,834	54
Consumer	—	—	—	—	—

Total	$3,459	$3,560	$1,973	$5,969	$56

	For the Year Ended December 31, 2016
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	3,144	3,178	—	262	166
Consumer	—	—	—	—	—

Total	$3,144	$3,178	$—	$262	$166

With an allowance recorded:
One- to four-family first mortgage	$252	$260	$39	$93	$13
Home equity loans and lines	—	—	—	—	—
Commercial real estate	462	483	19	423	14
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,700	1,737	737	1,635	87
Consumer	—	—	—	—	—

Total	$2,414	$2,480	$795	$2,151	$114

	For the Year Ended December 31, 2016
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Total impaired loans:
One- to four-family first mortgage	$252	260	$39	$93	13
Home equity loans and lines	—	—	—	—	—
Commercial real estate	462	483	19	423	14
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	4,844	4,915	737	1,897	253
Consumer	—	—	—	—	—

Total	$5,558	$5,658	$795	$2,413	$280

The Company reviews its significant nonaccrual loans for specific impairment in accordance with its allowance for loan loss methodology. If it is determined that losses are probable when other credit quality indicators are considered, the loan is considered impaired and the Company specifically allocates a portion of the allowance for loan losses to these loans. A summary of information pertaining to the Company’s nonaccrual loans as of December 31, 2017 and 2016 is as follows.

	December 31, 2017			December 31, 2016
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans:
One- to four-family first mortgage	$2,006	$1,167	$3,173	$891	$833	$1,724
Home equity loans and lines	1,434	108	1,542	998	90	1,088
Commercial real estate	8,662	95	8,757	1,799	164	1,963
Construction and land	200	249	449	12	63	75
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	9,678	932	10,610	8,230	312	8,542
Consumer	399	103	502	360	1	361

Total	$22,379	$2,654	$25,033	$12,290	$1,463	$13,753

(1)	Table excludes Acquired Loans which were being accounted for under ASC 310-30 because they continue to earn interest from accretable yield regardless of their status as past due or otherwise not in compliance with their contractual terms. Acquired Loans with deteriorated credit quality, which were being accounting for under ASC 310-30 and which were 90 days or more past due totaled $4.3 million and $2.7 million as of December 31, 2017 and 2016, respectively.

As of December 31, 2017, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

As of December 31, 2017 and 2016, the Company had accrued interest receivable for loans of $6,593,000 and $3,897,000, respectively.

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

Information about the Company’s TDRs is presented in the following tables.

	As of December 31, 2017
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$306	$274	$473	$1,053
Home equity loans and lines	275	64	316	655
Commercial real estate	96	332	1,942	2,370
Construction and land	169	—	—	169
Multi-family residential	—	—	—	—

Total real estate loans	846	670	2,731	4,247

Other loans:
Commercial and industrial	—	—	4,581	4,581
Consumer	—	—	178	178

Total other loans	—	—	4,759	4,759

Total loans	$846	$670	$7,490	$9,006

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$214	$3	$59	$276
Home equity loans and lines	—	—	91	91
Commercial real estate	—	803	—	803
Construction and land	—	—	—	—
Multi-family residential	—	—	—	—

Total real estate loans	214	806	150	1,170

	As of December 31, 2017
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Other loans:
Commercial and industrial	—	—	203	203
Consumer	—	—	—	—

Total other loans	—	—	203	203

Total loans	$214	$806	$353	$1,373

Total loans:
Real estate loans:
One- to four-family first mortgage	$520	$277	$532	$1,329
Home equity loans and lines	275	64	407	746
Commercial real estate	96	1,135	1,942	3,173
Construction and land	169	—	—	169
Multi-family residential	—	—	—	—

Total real estate loans	1,060	1,476	2,881	5,417

Other loans:
Commercial and industrial	—	—	4,784	4,784
Consumer	—	—	178	178

Total other loans	—	—	4,962	4,962

Total loans	$1,060	$1,476	$7,843	$10,379

	As of December 31, 2016
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$276	$—	$327	$603
Home equity loans and lines	331	—	988	1,319
Commercial real estate	102	—	1,717	1,819
Construction and land	562	—	—	562
Multi-family residential	—	—	—	—

Total real estate loans	1,271	—	3,032	4,303

Other loans:
Commercial and industrial	—	—	6,775	6,775
Consumer	—	—	168	168

Total other loans	—	—	6,943	6,943

Total loans	$1,271	$—	$9,975	$11,246

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$292	$86	$60	$438
Home equity loans and lines	—	—	62	62
Commercial real estate	288	860	—	1,148
Construction and land	—	—	—	—
Multi-family residential	—	—	—	—

Total real estate loans	580	946	122	1,648

	As of December 31, 2016
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Other loans:
Commercial and industrial	1,853	—	313	2,166
Consumer	—	—	—	—

Total other loans	1,853	—	313	2,166

Total loans	$2,433	$946	$435	$3,814

Total loans:
Real estate loans:
One- to four-family first mortgage	$568	$86	$387	$1,041
Home equity loans and lines	331	—	1,050	1,381
Commercial real estate	390	860	1,717	2,967
Construction and land	562	—	—	562
Multi-family residential	—	—	—	—

Total real estate loans	1,851	946	3,154	5,951

Other loans:
Commercial and industrial	1,853	—	7,088	8,941
Consumer	—	—	168	168

Total other loans	1,853	—	7,256	9,109

Total loans	$3,704	$946	$10,410	$15,060

A summary of information pertaining to loans modified as of the periods indicated is as follows.

	For the Years Ended December 31,
	2017			2016
(dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
One- to four-family first mortgage	6	$465	$456	8	$1,113	$656
Home equity loans and lines	2	38	36	7	1,062	1,049
Commercial real estate	5	1,433	1,427	4	924	856
Construction and land	—	—	—	2	702	562
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	1	1,423	1,030	20	8,512	8,154
Other consumer	2	59	57	1	50	36

Total	16	$3,418	$3,006	42	$12,363	$11,313

None of the performing troubled debt restructurings as of December 31, 2017 had defaulted subsequent to the restructuring through the date the financial statements were available to be issued.

6. Loan Servicing

Mortgage loans sold to and serviced for others are not included in the accompanying statements of financial condition. The unpaid principal balances of these loans as of December 31 of the years indicated are summarized as follows:

(dollars in thousands)	2017	2016
Mortgage loans sold to Federal Home Loan Mortgage Corporation without recourse	$5,653	$6,772
Mortgage loans sold to Federal National Mortgage Association without recourse	158,235	180,596
Mortgage loans sold to Federal Home Loan Bank without recourse	434	735

Balance, end of period	$164,322	$188,103

The Company records servicing assets related to mortgage loans sold and serviced at fair value and will amortize these servicing assets over the period of estimated net servicing income associated with each loan. Management assesses servicing assets for potential impairment annually. Activity related to servicing assets for the years ended December 31, 2017, 2016 and 2015 is summarized as follows.

(dollars in thousands)	2017	2016	2015
Balance at the beginning of the year	$622	$876	$356
Recognition of servicing assets from the transfer of financial assets	—	—	18
Acquired from LABC, at fair value	—	—	682
Amortization	(200)	(254)	(180)

Balance, end of period	422	622	876

Fair value, end of period	$1,141	$1,050	$1,561

Custodial and escrow account balances maintained in connection with the foregoing loan servicing arrangements were $2,725,000 and $1,620,000 as of December 31, 2017 and 2016, respectively.

7. Office Properties and Equipment

Office properties and equipment consisted of the following as of December 31 of the years indicated.

(dollars in thousands)	2017	2016
Land	$14,322	$12,662
Buildings and improvements	35,362	31,491
Furniture and equipment	10,744	9,864

Total office properties and equipment	60,428	54,017
Less accumulated depreciation	14,823	14,450

Total office properties and equipment, net	$45,605	$39,567

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $1,959,000, $1,795,000 and $1,807,000, respectively.

8. Goodwill and Intangibles

Goodwill and other intangible assets are presented in the table below. Changes in carrying amount of the Company’s goodwill and core deposit intangible (“CDI”) for the years ended December 31, 2017, 2016 and 2015 were as follows.

(dollars in thousands)	Goodwill	CDI
Balance as of December 31, 2014	$899	$3,367
Louisiana Bancorp, Inc. acquisition	10,196	1,586
Amortization of intangibles	—	(744)

Balance as of December 31, 2015	11,095	4,209
Louisiana Bancorp, Inc. acquisition	(1,742)	—
Amortization of intangibles	—	(800)

Balance as of December 31, 2016	9,353	3,409
SMB acquisition	49,268	6,766
Amortization of intangibles	—	(763)

Balance as of December 31, 2017	$58,621	$9,412

The carrying amount of the Company’s mortgage servicing asset as of December 31, 2017, 2016 and 2015 was $422,000, $622,000 and $876,000, respectively.

9. Deposits

The Company’s deposits consisted of the following major classifications as of December 31 of the years indicated.

(dollars in thousands)	2017	2016
Demand deposit accounts	$461,999	$296,519
Savings	217,639	109,414
Money market accounts	306,509	264,784
NOW accounts	490,924	305,092
Certificates of deposit	389,156	272,263

Total deposits	$1,866,227	$1,248,072

As of December 31, 2017, the scheduled maturities of the Company’s certificates of deposit were as follows.

(dollars in thousands)	Amount
2018	$260,701
2019	75,485
2020	28,931
2021	12,528
2022	9,460
Thereafter	2,051

Total certificates of deposit	$389,156

As of December 31, 2017 and 2016, the aggregate amount of certificates of deposit with balances of $250,000 or more was $58,744,000 and $33,740,000, respectively.

10. Short-term FHLB Advances

As of December 31, 2017, the Company’s short-term FHLB advances totaled $3,642,000, compared to $40,000,000 as of December 31, 2016. For the years ended December 31, 2017 and 2016, the average volume of short-term FHLB advances carried by the Company was $13,869,000 and $44,184,000, respectively.

Collateral for short and long-term FHLB advances is secured through a blanket lien evidenced by the Bank’s pledge of first mortgage collateral, demand deposit accounts, capital stock and certain other assets pursuant to the “Advances, Collateral Pledge and Security Agreement.” Under this collateral pledge agreement, the Bank must meet all statutory and regulatory capital standards and must meet all FHLB credit underwriting standards. Management believes that the Bank was in compliance with all such requirements as of December 31, 2017 and 2016.

As of December 31, 2017 and 2016, the Bank had $519,967,000 and $494,894,000, respectively, of additional FHLB advances available. As of December 31, 2017, the Company had $715,339,000 of loans pledged through the Bank’s blanket lien.

11. Long-term FHLB Advances

As of December 31, 2017 and 2016, the Company’s long-term FHLB advances totaled $68,183,000 and $78,533,000, respectively. The following table summarizes long-term advances as of December 31, 2017.

(dollars in thousands)	Amount	Weighted Average Rate
Fixed rate advances maturing in:
2018	$6,000	1.32%
2019	15,357	1.70
2020	31,158	1.70
2021	1,861	1.98
2022	7,712	2.07
Thereafter	6,095	2.27

Total long-term FHLB advances	$68,183	1.77%

12. Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The 2017 Tax Act required a re-measurement of the Company’s deferred tax asset (“DTA”) in the fourth quarter of 2017. As a result, the Company recorded a charge of $2.7 million to write down the DTA during the fourth quarter of 2017.

The Company files federal income tax returns on a calendar year basis. Income tax (benefit) expense for the years indicated is summarized as follows:

(dollars in thousands)	2017	2016	2015
Current	$7,260	$7,889	$6,040
Deferred	2,512	(321)	631
Impact of Tax Cuts and Jobs Act	2,721	—	—

Total income tax expense	$12,493	$7,568	$6,671

The components of the Company’s net deferred tax asset as of December 31 of the years indicated are as follows:

(dollars in thousands)	2017	2016
Deferred tax assets:
Provision for loan losses	$3,110	$4,378
Discount on purchased loans	4,055	514
Salary continuation plan	657	978
Mortgage servicing rights	132	—
Deferred compensation	98	141
Stock-based compensation	316	697
Unrealized loss on securities available for sale	308	—
Real estate owned	—	359
Other	176	1,251

Deferred tax assets	$8,852	$8,318

Deferred tax liabilities:
FHLB stock dividends	$(136)	$(88)
Accumulated depreciation	(1,717)	(2,418)
Intangible assets	(1,467)	(677)
Unrealized gain on securities available for sale	—	(6)
Mortgage servicing rights	(16)	(49)
Real estate owned	(1)	—
Premium on investment securities acquired	(151)	(950)
Other	(118)	(125)

Deferred tax liabilities	(3,606)	(4,313)

Net deferred tax asset	$5,246	$4,005

For the years ended December 31, 2017, 2016 and 2015, the Company’s provision for federal income taxes differed from the amount computed by applying the federal income tax statutory rate of 35% on income from operations as indicated in the following analysis:

(dollars in thousands)	2017	2016	2015
Federal tax based on statutory rate	$10,242	$8,232	$6,706
State tax based on statutory rate	54	55	60
(Decrease) increase resulting from:
Effect of tax-exempt income	(234)	(228)	(242)
Changes in the cash surrender value of bank owned life insurance	(173)	(169)	(176)
Nondeductible merger-related expenses	129	4	261
Nondeductible share based compensation expense	374	246	178
Exercise of stock options	(656)	(606)	(105)
DTA write down – impact of Tax Act	2,721	—	—
Other	36	34	(11)

Income tax expense	$12,493	$7,568	$6,671

Effective tax rate	42.6%	32.1%	34.7%

Retained earnings as of December 31, 2017 and 2016, included $5,837,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than bad debt losses would create income for tax purposes only, which would be subject to the then-current federal statutory income tax rate. The unrecorded deferred income tax liability on the above amount was $1,985,000 as of December 31, 2017 and 2016. Current accounting standards do not require the accrual of this deferred tax amount to be recorded unless it is probable that the reserve (for tax purposes) will be significantly depleted by loan losses deductible for tax purposes in the future. Based on current estimates of losses within the Company’s loan portfolio, accrual of the deferred tax liability associated with this reserve was not required as of December 31, 2017 and 2016.

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

	Contract Amount
(dollars in thousands)	2017	2016
Standby letters of credit	$6,620	$5,233
Available portion of lines of credit	203,367	141,968
Undisbursed portion of loans in process	78,578	62,791
Commitments to originate loans	96,183	98,714

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to average assets and risk-weighted assets (as defined). Management believes, as of December 31, 2017 and 2016, that the Company and the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2017 and 2016, the most recent notification from the OCC categorized the Bank as “well capitalized” under the OCC regulatory classification framework. To be categorized as “well capitalized,” the Bank must maintain minimum Total risk-based, Tier 1 risk-based, Tier 1 leverage and tangible capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table presents actual and required capital ratios for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2017 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Phase-In Schedule		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Company:
Tier 1 risk-based capital	$212,675	13.46%	$114,547	7.25%	$134,297	8.50%	N/A	N/A
Total risk-based capital	227,482	14.40	146,146	9.25	165,896	10.50	N/A	N/A
Tier 1 leverage capital	212,675	12.51	67,978	4.00	67,978	4.00	N/A	N/A
Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$197,900	12.54%	$90,720	5.75%	$110,442	7.00%	$102,553	6.50%
Tier 1 risk-based capital	197,900	12.54	114,386	7.25	134,108	8.50	126,219	8.00
Total risk-based capital	212,708	13.48	145,941	9.25	166,663	10.50	157,774	10.00
Tier 1 leverage capital	197,900	11.66	67,902	4.00	67,902	4.00	84,877	5.00

	Actual		Minimum Capital Required – Basel III Phase-In Schedule		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Company:
Tier 1 risk-based capital	$168,433	14.24%	$78,363	6.625%	$100,541	8.50%	N/A	N/A
Total risk-based capital	180,943	15.30	102,020	8.625	124,198	10.50	N/A	N/A
Tier 1 leverage capital	168,433	10.98	61,377	4.00	61,377	4.00	N/A	N/A
Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$152,512	12.91%	$60,564	5.125%	$82,721	7.00%	$76,813	6.50%
Tier 1 risk-based capital	152,512	12.91	78,290	6.625	100,447	8.50	94,539	8.00
Total risk-based capital	165,022	13.96	101,924	8.625	124,082	10.50	118,173	10.00
Tier 1 leverage capital	152,512	9.94	61,376	4.00	61,376	4.00	76,720	5.00

15. Benefit Plans

401(k) and Profit Sharing Plan

The Company’s 401(k) defined contribution plan allows its participants to contribute up to 75% of their pretax earnings on a tax-deferred basis up to the statutory limit. Beginning January 1, 2017, the Company’s matching contributions changed from 4% of the employees’ salaries for the years ended December 31, 2016 and 2015 to a matching contribution of 100% of the employee’s contributions up to 2%, plus 50% of the employees’ contributions over 2% but not over 6% of the employees pay. For the years ended December 31, 2017, 2016 and 2015, the Company made contributions of $701,000, $657,000 and $596,000, respectively, in connection with the plan, which is included in compensation and benefits expense in the accompanying statements of income.

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

Compensation cost related to the ESOP was $1.3 million, $928,000 and $795,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The fair value of the unearned ESOP shares, using the closing quoted market price per share as of year-end, was approximately $16,590,000 and $16,199,000 as of December 31, 2017 and 2016, respectively. A summary of the ESOP share allocation as of December 31, 2017 and 2016 follows.

	2017	2016
Shares allocated, beginning of year	235,060	219,415
Shares allocated during the year	35,708	35,708
Shares distributed during the year	(11,448)	(20,063)

Allocated shares held by ESOP trust as of year end	259,320	235,060
Unallocated shares	383,856	419,563

Total ESOP shares	643,176	654,623

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

Britton & Koontz had two salary continuation agreements funded in the amount of $465,000 at the time of acquisition in February 2014. The Bank will pay former executives of Britton & Koontz or their beneficiary over the next 15 years. Louisiana Bancorp also had two salary continuation agreements funded in the amount of $1,200,000 at the time of acquisition in September 2015. The Bank will pay former executives of Louisiana Bancorp or their beneficiary within the next 10 years. SMB had six salary continuation agreements funded in the amount of $2.5 million at the time of acquisition. The agreements were terminated after the effective date of the acquisition and paid out to the six officers of SMB prior to December 31, 2017. SMB also had a salary continuation agreement for an executive officer related to its acquisition of American Bank in 2007. The Bank will pay the former executive of American Bank or their beneficiary $358,000 over the next 14 years. The Company had an outstanding liability totaling $3,129,000 and $2,795,000 as of December 31, 2017 and 2016, respectively, in connection with the agreements.

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

Stock Option Plans

The Company issues stock options under the SOP and the 2014 Plan to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years. All stock options granted have been issued with vesting periods of five years with accelerated vesting provided under certain circumstances. As of December 31, 2017, options to acquire an aggregate of 408,478 shares were outstanding under the SOP and the 2014 Plan.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. This model requires management to make certain assumptions, including the expected life of the option, the risk-free rate of interest, the expected volatility and the expected dividend yield. The following assumptions were made in estimating 2017 fair values:

Expected dividends	1.59%
Expected volatility	21.15%
Risk-free interest rate	2.1%
Expected term (in years)	6.5

As of December 31, 2017, there was $418,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a period of 3.5 years.

For the years ended December 31, 2017, 2016 and 2015, the Company recognized $162,000, $132,000 and $70,000, respectively, in compensation cost related to stock options, which is included in compensation and benefits expense in the accompanying consolidated statements of income.

The following table represents stock option activity for the year ended December 31, 2017.

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)
Outstanding as of January 1, 2017	484,688	$14.55	$4.17
Granted	28,290	35.25	7.14
Exercised	(103,240)	11.73	3.81
Forfeited	(1,260)	30.56	5.95

Outstanding as of December 31, 2017	408,478	$16.64	$4.46	3.7

Exercisable as of December 31, 2017	315,912	$13.23	$4.09	2.3

Restricted Stock Plans

The Company has issued restricted stock under the RRP to directors, officers and other key employees. During 2009, the Company purchased in the open market all shares required to fund the RRP at an average cost of $11.81 per share. As of December 31, 2017, the cost of such shares held by the RRP totaled $83,903, which is included in the Company’s unallocated common stock held by the RRP in the consolidated statements of financial condition. Under the 2014 Plan, the Company may issue restricted stock units, restricted stock awards, options and other awards.

Awards under the RRP and the 2014 Plan may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned compensation related to these awards is amortized to compensation expense over the five-year vesting period. The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock as of the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of December 31, 2017, unearned share-based compensation associated with these awards totaled $1,365,000.

For the years ended December 31, 2017, 2016 and 2015, the Company recognized $354,000, $239,000 and $51,000, respectively, in compensation cost related to restricted stock and restricted stock units, which is included in compensation and benefits expense in the accompanying consolidated statements of income.

The following table represents unvested restricted stock activity in for the year ended December 31, 2017.

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, beginning of year	48,557	$24.89
Granted	18,660	37.02
Forfeited	(400)	28.84
Released	(12,182)	23.76

Balance, end of period	54,635	$29.26

17. Earnings Per Share

Earnings per common share was computed based on the following:

	Years Ended December 31,
(in thousands, except per share data)	2017	2016	2015
Numerator:
Income applicable to common shares	$16,824	$16,008	$12,550

Denominator:
Weighted average common shares outstanding	7,117	6,842	6,708
Effect of dilutive securities:
Restricted stock	8	4	4
Stock options	265	261	289

Weighted average common shares outstanding—assuming dilution	7,390	7,107	7,001

Earnings per common share	$2.36	$2.34	$1.87

Earnings per common share—assuming dilution	$2.28	$2.25	$1.79

Options on 50,356, 70,522 and 45,877 shares of common stock were not included in computing diluted earnings per share for the years ended December 31, 2017, 2016 and 2015, respectively, because the effect of these shares were anti-dilutive.

18. Related Party Transactions

Certain directors and officers of the Company are customers of the Company. Loan transactions with directors, officers and employees are made on the same terms as those prevailing at the time for comparable loans to other persons. A summary of related party loan activity during 2017 follows.

(dollars in thousands)
Balance, beginning of year	$1,491
New loans	4,539
Repayments, net	(371)

Balance, end of year	$5,659

None of the related party loans were identified as impaired or exceeded 5% of shareholders’ equity for the years ended 2017 or 2016.

Related party deposits totaled $15,544,000 and $14,252,000 as of December 31, 2017 and 2016, respectively.

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of December 31, 2017, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets and liabilities measured on a recurring basis as of December 31, 2017 and 2016 aggregated by the level in the fair value hierarchy in which these measurements fall.

(dollars in thousands)	December 31, 2017	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$87,758	$—	$87,758	$—
Collateralized mortgage obligations	113,735	—	113,735	—
Municipal bonds	25,521	—	25,521	—
U.S. government agency	7,980	—	7,980	—

Total	$234,994	$—	$234,994	$—

(dollars in thousands)	December 31, 2016	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$78,931	$—	$78,931	$—
Collateralized mortgage obligations	74,330	—	74,330	—
Municipal bonds	21,428	—	21,428	—
U.S. government agency	9,041	—	9,041	—

Total	$183,730	$—	$183,730	$—

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

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2017	Level 1	Level 2	Level 3
Assets
Impaired loans	$1,486	$—	$—	$1,486
Repossessed assets	728	—	—	728

Total	$2,214	$—	$—	$2,214

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2016	Level 1	Level 2	Level 3
Assets
Impaired loans	$4,763	$—	$—	$4,763
Repossessed assets	2,893	—	—	2,893

Total	$7,656	$—	$—	$7,656

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2017:
Impaired loans	$1,486	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	57%
Repossessed assets	$728	Third party appraisals, sales contracts, Broker price opinions	Collateral discounts and estimated costs to sell	6% - 100%	28%

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2016:
Impaired loans	$4,763	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	15%
Repossessed assets	$2,893	Third party appraisals, sales contracts, Broker price opinions	Collateral discounts and estimated costs to sell	6% - 96%	19%

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

The carrying value of the securities sold under repurchase agreement is its fair value.

The fair value of off-balance sheet financial instruments as of December 31, 2017 and 2016 was immaterial.

		Fair Value Measurements at December 31, 2017
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$150,418	$150,418	$150,418	$—	$—
Interest-bearing deposits in banks	2,421	2,421	2,421	—	—
Investment securities available for sale	234,993	234,993	—	234,993	—
Investment securities held to maturity	13,034	13,055	—	13,055	—
Mortgage loans held for sale	5,873	5,873	—	5,873	—
Loans, net	1,642,987	1,642,634	—	1,641,148	1,486
Cash surrender value of BOLI	28,904	28,904	28,904	—	—
Financial Liabilities
Deposits	$1,866,227	$1,864,735	$—	$1,864,735	$—
Short-term FHLB advances	3,642	3,642	3,642	—	—
Long-term FHLB advances	68,183	67,143	—	67,143	—

		Fair Value Measurements at December 31, 2016
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$29,315	$29,315	$29,315	$—	$—
Interest-bearing deposits in banks	1,884	1,884	1,884	—	—
Investment securities available for sale	183,730	183,730	—	183,730	—
Investment securities held to maturity	13,365	13,362	—	13,362	—
Mortgage loans held for sale	4,156	4,156	—	4,156	—
Loans, net	1,215,323	1,205,538	—	1,200,775	4,763
Cash surrender value of BOLI	20,150	20,150	20,150	—	—
Financial Liabilities
Deposits	$1,248,072	$1,247,526	$—	$1,247,526	$—
Short-term FHLB advances	40,000	40,000	40,000	—	—
Long-term FHLB advances	78,533	78,039	—	78,039	—

20. Condensed Parent Company Only Financial Statements

Condensed financial statements of Home Bancorp, Inc. (parent company only) are shown below. The parent company has no significant operating activities.

Condensed Balance Sheets

December 31, 2017 and 2016

(dollars in thousands)	2017	2016
Assets
Cash in bank	$12,531	$14,924
Investment in subsidiary	263,097	163,922
Other assets	2,322	1,102

Total assets	$277,950	$179,948

Liabilities	$79	$105
Shareholders’ equity	277,871	179,843

Total liabilities and shareholders’ equity	$277,950	$179,948

Condensed Statements of Operations

For the Years Ended December 31, 2017, 2016 and 2015

(dollars in thousands)	2017	2016	2015
Operating income
Interest income	$—	$—	$—
Dividend from subsidiary	—	—	72,500

Total operating income	—	—	72,500

Operating expenses
Other expenses	217	192	142

Total operating expenses	217	192	142

(Loss) income before income tax benefit and equity in undistributed earnings of subsidiary	(217)	(192)	72,358
Income tax benefit	87	77	57

(Loss) income before equity in undistributed earnings of subsidiary	(130)	(115)	72,415
Undistributed earnings of subsidiary (Dividends received in excess of earnings of subsidiary)	16,954	16,123	(59,865)

Net income	$16,824	$16,008	$12,550

Condensed Statements of Cash Flows

For the Years Ended December 31, 2017, 2016 and 2015

(dollars in thousands)	2017	2016	2015
Cash Flows from Operating Activities
Net income	$16,824	$16,008	$12,550
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash compensation	1,619	1,200	999
Decrease (increase) in accrued interest and other assets	(877)	135	(624)
Dividends received in excess of earnings from subsidiary (undistributed earnings in subsidiary)	(16,954)	(16,123)	59,865
(Decrease) Increase in accrued expenses and other liabilities	(26)	(3,865)	3,855

Net Cash Provided by (Used in) Operating Activities	586	(2,645)	76,645

Cash Flows from Investing Activities
Net cash paid in acquisitions	—	—	(57,455)

Net Cash Used in Investing Activities	—	—	(57,455)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	1,194	1,416	3,282
Payment of dividends on common stock	(4,070)	(2,988)	(2,162)
Issuance of stock under incentive plan	(32)	(14)	—
Purchase of Company’s common stock	(71)	(357)	(3,466)

Net Cash Used in Financing Activities	(2,979)	(1,943)	(2,346)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,393)	(4,588)	16,844
Cash and Cash Equivalents as of Beginning of Period	14,924	19,512	2,668

Cash and Cash Equivalents as of End of Period	$12,531	$14,924	$19,512

21. Consolidated Quarterly Results of Operations (unaudited)

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2017
Total interest income	$17,363	$17,399	$17,666	$21,970
Total interest expense	1,394	1,501	1,709	1,944

Net interest income	15,969	15,898	15,957	20,026
Provision for loan losses	307	150	660	1,200

Net interest income after provision for loan losses	15,662	15,748	15,297	18,826
Noninterest income	2,826	2,164	2,293	2,679
Noninterest expense	11,031	11,051	11,341	12,755

Income before income taxes	7,457	6,861	6,249	8,750
Income tax expense	2,452	2,375	2,159	5,508

Net income	$5,005	$4,486	$4,090	$3,242

Earnings per share – basic	$0.72	$0.64	$0.58	$0.43

Earnings per share – diluted	$0.69	$0.62	$0.56	$0.41

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2016
Total interest income	$17,049	$16,866	$16,847	$16,923
Total interest expense	1,326	1,313	1,308	1,321

Net interest income	15,723	15,553	15,539	15,602
Provision for loan losses	850	1,050	800	500

Net interest income after provision for loan losses	14,873	14,503	14,739	15,102
Noninterest income	2,567	3,448	2,515	2,628
Noninterest expense	12,341	11,856	10,643	11,957

Income before income taxes	5,099	6,095	6,611	5,773
Income tax expense	1,749	2,079	2,251	1,491

Net income	$3,350	$4,016	$4,360	$4,282

Earnings per share – basic	$0.49	$0.59	$0.63	$0.62

Earnings per share – diluted	$0.47	$0.57	$0.61	$0.60

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2017. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

On December 6, 2017, the merger of St. Martin Bancshares, Inc. (“SMB”) with the Company was completed with Home Bancorp, Inc. being the surviving entity. As permitted by guidance issued by the SEC, companies are allowed to exclude certain acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition. Accordingly, Management’s Report on Internal Control over Financial Reporting excludes SMB, and the subsidiaries of SMB, from management’s assessment of the Company’s internal control over financial reporting as of December 31, 2017. The proximity of the closing date of the SMB acquisition to year-end necessitated the exclusion of SMB from management’s assessment. As of the date of acquisition, SMB had approximately 27% of the Company’s total assets, and SMB’s 2017 net income constituted approximately 6% of the Company’s net income for the year ended December 31, 2017.

The Company’s internal control systems are designed to ensure that transactions are properly authorized and recorded in the financial records and to safeguard assets from material loss or misuse. Such assurance cannot be absolute because of inherent limitations in any internal control system.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017. Our independent registered public accountants have issued an audit report on the Company’s internal control over financial reporting. This report appears on pages 40 and 41.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC for the 2018 Annual Meeting of Shareholders to be held in May 2018 (the “Proxy Statement”).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information. The following table provides information as of December 31, 2017 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2009 Stock Option Plan, 2009 Recognition and Retention Plan and the 2014 Equity Incentive Plan, each of which was approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	463,111	(1)	$16.64	(1)	197,027
Equity compensation plans not approved by security holders	—		—		—

Total	463,111		$16.64		197,027

(1)	Includes 3,598 shares subject to restricted stock grants and 51,035 restricted share units which were not vested as of December 31, 2017. The weighted-average exercise price excludes such restricted stock grants.

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

(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location

3.1	Articles of Incorporation of Home Bancorp, Inc.	(1)

3.2	Amended and Restated Bylaws of Home Bancorp, Inc.	(2)

4.0	Form of Stock Certificate of Home Bancorp, Inc.	(1)

10.1	Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(1)

10.2	Salary Continuation Agreement by and between Home Bank and Darren E. Guidry*	(1)

10.3	Amendment No. 1 to the Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(3)

10.4	Amendment No. 1 to the Salary Continuation Agreement by and between Home Bank and Darren E. Guidry*	(3)

10.5	2005 Directors’ Deferral Plan*	(3)

10.6	Amended and Restated Employment Agreement by and between Home Bank and John W. Bordelon*	(4)

10.7	Amended and Restated Employment Agreement by and between Home Bancorp, Inc. and John W. Bordelon*	(4)

10.8	Amended and Restated Employment Agreement by and between Home Bank and Darren E. Guidry*	(4)

10.9	Amended and Restated Employment Agreement by and between Home Bank and Joseph B. Zanco*	(4)

10.10	Home Bancorp, Inc. 2009 Stock Option Plan*	(5)

10.11	Home Bancorp, Inc. 2009 Recognition and Retention Plan and Trust Agreement*	(6)

10.12	Employment Agreement by and between Home Bank and Scott A. Ridley*	(7)

10.13	Home Bancorp, Inc. 2014 Equity Incentive Plan	Filed herewith

10.14	Amendment to the Amended and Restated Employment Agreement between Home Bancorp, Inc. and John W. Bordelon*	(8)

10.15	Amendment to the Amended and Restated Employment Agreement between Home Bank and John W. Bordelon*	(8)

10.16	Amendment to the Amended and Restated Employment Agreement between Home Bank and Darren E. Guidry*	(8)

10.17	Amendment to the Employment Agreement between Home Bank and Scott A. Ridley*	(8)

10.18	Amendment to the Amended and Restated Employment Agreement between Home Bank and Joseph B. Zanco*	(8)

No.	Description	Location

10.19	Employment Agreement between Home Bank, N.A. and Jason P. Freyou*	(9)

10.20	Amendment to the Employment Agreement between Home Bank, N.A. and Jason P. Freyou*	(8)

23.1	Consent of Porter Keadle Moore, LLC	Filed herewith

31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith

32.0	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

*	Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the like-numbered exhibit included in Home Bancorp’s registration statement on Form S-1, filed June 6, 2008 (SEC File No. 333-151492).
(2)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of March 23, 2009 and filed March 27, 2009 (SEC File No. 001-34190).
(3)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of December 22, 2008 and filed December 29, 2008 (SEC File No. 001-34190).
(4)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of March 28, 2011 and filed March 30, 2011 (SEC File No. 001-34190).
(5)	Incorporated by reference from Appendix A to Home Bancorp’s definitive proxy statement filed April 1, 2009 (SEC File No. 001-34190) and included in Form S-8, filed June 23, 2009 (SEC File No. 333-160155).
(6)	Incorporated by reference from Appendix B to Home Bancorp’s definitive proxy statement filed April 1, 2009 (SEC File No. 001-34190).
(7)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of January 27, 2014 and filed January 31, 2014 (SEC File No. 001-34190).
(8)	Incorporated by reference from the exhibit included Home Bancorp’s Current Report on Form 8-K, dated as of May 22, 2017 and filed on May 24, 2017 (SEC File No. 001-34190).
(9)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of April 27, 2015 and filed April 30, 2015 (SEC File No. 001-34190).

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP, INC.

March 14, 2018	By:	/s/ John W. Bordelon
John W. Bordelon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ John W. Bordelon John W. Bordelon	President, Chief Executive Officer and Director	March 14, 2018

/s/ Michael P. Maraist Michael P. Maraist	Chairman of the Board	March 14, 2018

/s/ Paul J. Blanchet, III Paul J. Blanchet, III	Director, Chairman of Audit Committee	March 14, 2018

/s/ Kathy J. Bobbs Kathy J. Bobbs	Director	March 14, 2018

/s/ Richard J. Bourgeois Richard J. Bourgeois	Director	March 14, 2018

/s/ Mark A. Cole Mark A. Cole	Director	March 14, 2018

/s/ Daniel G. Guidry Daniel G. Guidry	Director	March 14, 2018

/s/ John A. Hendry John A. Hendry	Director	March 14, 2018

/s/ Marc W. Judice Marc W. Judice	Director	March 14, 2018

/s/ Chris P. Rader Chris P. Rader	Director	March 14, 2018

/s/ Donald W. Washington Donald W. Washington	Director	March 14, 2018

/s/ Joseph B. Zanco Joseph B. Zanco	Executive Vice President and Chief Financial Officer	March 14, 2018

/s/ Mary H. Hopkins Mary H. Hopkins	Home Bank First Vice President and Director of Financial Management	March 14, 2018