Form 10-Q
period 2018-03-31
HOME BANCORP, INC.
filed 2018-05-08
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2018

or

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

At May 1, 2018, the registrant had 9,419,361 shares of common stock, $0.01 par value, outstanding.

HOME BANCORP, INC. and SUBSIDIARY

i

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)	(Audited)
	March 31,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$124,141,699	$150,417,829
Interest-bearing deposits in banks	2,421,000	2,421,000
Investment securities available for sale, at fair value	263,169,977	234,993,436
Investment securities held to maturity (fair values of $12,922,698 and $13,055,073, respectively)	12,949,728	13,033,590
Mortgage loans held for sale	1,310,991	5,873,132
Loans, net of unearned income	1,641,270,174	1,657,794,751
Allowance for loan losses	(14,268,843)	(14,807,278)

Total loans, net of unearned income and allowance for loan losses	1,627,001,331	1,642,987,473

Office properties and equipment, net	45,203,029	45,604,752
Cash surrender value of bank-owned life insurance	29,064,532	28,903,913
Goodwill and core deposit intangibles	67,499,333	68,033,472
Accrued interest receivable and other assets	34,092,412	35,852,241

Total Assets	$2,206,854,032	$2,228,120,838

Liabilities
Deposits:
Noninterest-bearing	$456,353,415	$461,999,611
Interest-bearing	1,382,851,869	1,404,227,717

Total deposits	1,839,205,284	1,866,227,328
Short-term Federal Home Loan Bank advances	3,610,380	3,642,422
Long-term Federal Home Loan Bank advances	67,277,566	68,183,173
Accrued interest payable and other liabilities	13,671,575	12,197,189

Total Liabilities	1,923,764,805	1,950,250,112

Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 9,409,261 and 9,395,488 shares issued and outstanding, respectively	94,093	93,955
Additional paid-in capital	165,990,921	165,341,415
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(3,749,240)	(3,838,510)
Recognition and Retention Plan (RRP)	(79,242)	(83,903)
Retained earnings	123,571,082	117,312,630
Accumulated other comprehensive loss	(2,738,387)	(954,861)

Total Shareholders’ Equity	283,089,227	277,870,726

Total Liabilities and Shareholders’ Equity	$2,206,854,032	$2,228,120,838

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Interest Income
Loans, including fees	$22,803,629	$16,243,268
Investment securities:
Taxable interest	1,308,951	865,913
Tax-exempt interest	186,109	162,721
Other investments and deposits	426,939	91,365

Total interest income	24,725,628	17,363,267

Interest Expense
Deposits	1,902,196	992,441
Short-term Federal Home Loan Bank advances	16,576	63,977
Long-term Federal Home Loan Bank advances	300,305	337,646

Total interest expense	2,219,077	1,394,064

Net interest income	22,506,551	15,969,203
Provision for loan losses	964,257	306,832

Net interest income after provision for loan losses	21,542,294	15,662,371

Noninterest Income
Service fees and charges	1,654,746	936,928
Bank card fees	1,098,551	683,514
Gain on sale of loans, net	207,037	288,063
Income from bank-owned life insurance	160,619	118,716
Gain on sale of assets, net	145,206	355,540
Other income	214,788	443,045

Total noninterest income	3,480,947	2,825,806

Noninterest Expense
Compensation and benefits	8,941,473	6,775,449
Occupancy	1,674,869	1,219,882
Marketing and advertising	259,555	226,596
Data processing and communication	1,679,046	1,075,207
Professional services	286,054	231,371
Forms, printing and supplies	356,604	135,300
Franchise and shares tax	365,300	201,967
Regulatory fees	379,337	322,838
Foreclosed assets, net	102,998	(58,776)
Other expenses	1,544,725	900,880

Total noninterest expense	15,589,961	11,030,714

Income before income tax expense	9,433,280	7,457,463
Income tax expense	1,969,733	2,451,762

Net Income	$7,463,547	$5,005,701

Earnings per share:
Basic	$0.83	$0.72

Diluted	$0.81	$0.69

Cash dividends declared per common share	$0.15	$0.13

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Net Income	$7,463,547	$5,005,701

Other Comprehensive (Loss) Income
Unrealized (losses) gains on investment securities	(1,997,296)	105,180
Tax effect	419,432	(36,813)

Other comprehensive (loss) income, net of taxes	(1,577,864)	68,367

Comprehensive Income	$5,885,683	$5,074,068

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2016	$73,502	$79,425,604	$(4,195,590)	$(119,633)	$104,647,375	$11,766	$179,843,024

Net income					5,005,701		5,005,701
Other comprehensive income						68,367	68,367
Purchase of Company’s common stock at cost, 91 shares	(1)	(539)			(1,684)		(2,224)
Cash dividends declared, $0.13 per share					(957,126)		(957,126)
Exercise of stock options	236	279,977					280,213
RRP shares released for allocation		(3,194)		4,660			1,466
ESOP shares released for allocation		283,079	89,270				372,349
Share-based compensation cost		107,926					107,926

Balance, March 31, 2017	$73,737	$80,092,853	$(4,106,320)	$(114,973)	$108,694,266	$80,133	$184,719,696

Balance, December 31, 2017	$93,955	$165,341,415	$(3,838,510)	$(83,903)	$117,312,630	$(954,861)	$277,870,726

Net income					7,463,547		7,463,547
Other comprehensive loss						(1,577,864)	(1,577,864)
Reclassification of stranded tax effects in accumulated other comprehensive income(1)					205,662	(205,662)	—
Purchase of Company’s common stock at cost, 41 shares	—	(410)			(1,376)		(1,786)
Cash dividends declared, $0.15 per share					(1,409,381)		(1,409,381)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 714 shares	7	17,777					17,784
Exercise of stock options	131	153,330					153,461
RRP shares released for allocation		(3,092)		4,661			1,569
ESOP shares released for allocation		344,381	89,270				433,651
Share-based compensation cost		137,520					137,520

Balance, March 31, 2018	$94,093	$165,990,921	$(3,749,240)	$(79,242)	$123,571,082	$(2,738,387)	$283,089,227

(1)	See Note 2 - Recent Accounting Pronouncements

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$7,463,547	$5,005,701
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	964,257	306,832
Depreciation	576,342	475,414
Amortization and accretion of purchase accounting valuations and intangibles	1,970,023	1,196,576
Net amortization of mortgage servicing asset	37,628	50,005
Federal Home Loan Bank stock dividends	(26,300)	(24,700)
Net amortization of discount on investments	476,107	429,340
Gain on loans sold, net	(207,037)	(288,063)
Proceeds, including principal payments, from loans held for sale	29,782,590	30,313,165
Originations of loans held for sale	(25,013,412)	(31,161,355)
Non-cash compensation	571,171	480,275
Deferred income tax expense	150,165	702,634
Decrease in accrued interest receivable and other assets	1,732,479	1,257,474
Increase in cash surrender value of bank-owned life insurance	(160,619)	(118,716)
Decrease (increase) in accrued interest payable and other liabilities	1,454,137	(1,836,114)

Net cash provided by operating activities	19,771,078	6,788,468

Cash flows from investing activities:
Purchases of securities available for sale	(42,046,174)	(19,784,473)
Proceeds from maturities, prepayments and calls on securities available for sale	11,480,093	11,083,713
Decrease (increase) in loans, net	13,568,048	(268,761)
Decrease in interest-bearing deposits in banks	—	245,000
Proceeds from sale of repossessed assets	215,000	1,722,000
Purchases of office properties and equipment	(789,815)	(425,773)
Proceeds from sale of office properties and equipment	768,402	639,290

Net cash used in investing activities	(16,804,446)	(6,789,004)

Cash flows from financing activities:
(Decrease) increase in deposits, net	(27,038,698)	24,078,161
Repayments of Federal Home Loan Bank advances	(964,142)	(334,504)
Proceeds from exercise of stock options	153,461	280,213
Issuance of stock under incentive plans	17,784	—
Dividends paid to shareholders	(1,409,381)	(957,126)
Purchase of Company’s common stock	(1,786)	(2,224)

Net cash (used in) provided by financing activities	(29,242,762)	23,064,520

Net change in cash and cash equivalents	(26,276,130)	23,063,984
Cash and cash equivalents at beginning of year	150,417,829	29,314,741

Cash and cash equivalents at end of year	$124,141,699	$52,378,725

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Home Bancorp, Inc. (the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2017.

Critical Accounting Policies and Estimates

There were no material changes or developments during the reporting period with respect to methodologies the Company uses when applying critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017.

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

2. Recent Accounting Pronouncements

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”. The ASU requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net carrying value at the amount expected to be collected on the financial assets. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount of financial assets. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. Off-balance-sheet arrangements such as commitments to extend credit, guarantees, and standby letters of credit that and are not unconditionally cancellable are also within the scope of this amendment. Credit losses relating to debt securities should be recorded through an allowance for credit losses. This ASU is effective for fiscal years beginning after December 31, 2019. An entity will apply the amendments in this update on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently assessing this accounting standard and the implementation of a new software application during 2018 to assist in determining the impact to our Consolidated Financial Statements. The adoption of this ASU could materially affect our Consolidated Financial Statements, however, the magnitude of the impact has not yet been quantified.

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

ASU 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within accumulated other comprehensive income as a result of tax reform. This issue came about from the enactment of the Tax Cuts and Jobs Act of 2017 on December 22, 2017 that changed the Company’s statutory income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for periods beginning after December 15, 2018 although early adoption is permitted. The Company adopted ASU 2018-02 in the first quarter of 2018 and reclassified its stranded tax credit of $206,000 from accumulated other comprehensive income to retained earnings.

3. Investment Securities

Summary information regarding the Company’s investment securities classified as available for sale and held to maturity as of March 31, 2018 and December 31, 2017 is as follows.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
March 31, 2018
Available for sale:
U.S. agency mortgage-backed	$93,491	$552	$912	$437	$92,694
Collateralized mortgage obligations	139,395	104	1,451	1,423	136,625
Municipal bonds	22,985	136	50	—	23,071
U.S. government agency	10,765	54	39	—	10,780

Total available for sale	$266,636	$846	$2,452	$1,860	$263,170

Held to maturity:
Municipal bonds	$12,950	$28	$23	$32	$12,923

Total held to maturity	$12,950	$28	$23	$32	$12,923

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
December 31, 2017
Available for sale:
U.S. agency mortgage-backed	$84,639	$619	$270	$298	$84,690
Collateralized mortgage obligations	115,435	46	671	1,075	113,735
Municipal bonds	25,362	177	17	1	25,521
U.S. government agency	11,026	42	21	—	11,047

Total available for sale	$236,462	$884	$979	$1,374	$234,993

Held to maturity:
Municipal bonds	$13,034	$54	$18	$15	$13,055

Total held to maturity	$13,034	$54	$18	$15	$13,055

The estimated fair value and amortized cost by contractual maturity of the Company’s investment securities as of March 31, 2018 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$2,282	$8,168	$46,550	$35,694	$92,694
Collateralized mortgage obligations	—	5,948	10,944	119,733	136,625
Municipal bonds	3,599	9,615	6,999	2,858	23,071
U.S. government agency	1,004	3,963	4,240	1,573	10,780

Total securities available for sale	$6,885	$27,694	$68,733	$159,858	$263,170

Securities held to maturity:
Municipal bonds	$—	$5,805	$6,051	$1,067	$12,923

Total securities held to maturity	$—	$5,805	$6,051	$1,067	$12,923

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$2,283	$8,260	$47,365	$35,583	$93,491
Collateralized mortgage obligations	—	5,971	11,190	122,234	139,395
Municipal bonds	3,578	9,569	6,971	2,867	22,985
U.S. government agency	999	3,998	4,194	1,574	10,765

Total securities available for sale	$6,860	$27,798	$69,720	$162,258	$266,636

Securities held to maturity:
Municipal bonds	$—	$5,802	$6,073	$1,075	$12,950

Total securities held to maturity	$—	$5,802	$6,073	$1,075	$12,950

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

As of March 31, 2018, 149 of the Company’s investment securities had unrealized losses totaling 2.1% of the individual securities’ amortized cost basis and 1.6% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 36 of the 149 securities had been in a continuous loss position for over 12 months. The 36 securities had an aggregate amortized cost basis of $52.4 million and an unrealized loss of $1.9 million at March 31, 2018. Management has the intent and ability to hold these securities until maturity, or until anticipated recovery; hence, no declines in these securities were deemed other-than-temporary at March 31, 2018.

As of March 31, 2018 and December 31, 2017, the Company had $176,902,000 and $121,984,000, respectively, of securities pledged to secure public deposits.

4. Earnings Per Share

Earnings per common share were computed based on the following:

	Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Numerator:
Net income available to common shareholders	$7,464	$5,006
Denominator:
Weighted average common shares outstanding	9,012	6,936
Effect of dilutive securities:
Restricted stock	23	3

Stock options	234	268

Weighted average common shares outstanding – assuming dilution	9,269	7,207

Basic earnings per common share	$0.83	$0.72

Diluted earnings per common share	$0.81	$0.69

Options on 444 and 43,326 shares of common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2018 and March 31, 2017, respectively, because the effect of these shares was anti-dilutive.

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

Acquired Loans

Loans that were acquired as a result of business combinations are referred to as “Acquired Loans.” Acquired Loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The Acquired Loans were segregated between those considered to be performing (“acquired performing”) and those with evidence of credit deterioration (“acquired impaired”), and then further segregated into loan pools designed to facilitate the estimation of expected cash flows. The fair value estimate for each pool of acquired performing and acquired impaired loans was based on the estimate of expected cash flows, both principal and interest, from that pool, discounted at prevailing market interest rates.

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

Allowance for Loan Losses

The allowance for loan losses and recorded investment in loans as of the dates indicated are as follows.

	As of March 31, 2018
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,662	$—	$137	$1,799
Home equity loans and lines	691	348	114	1,153
Commercial real estate	4,869	—	182	5,051
Construction and land	1,827	—	7	1,834
Multi-family residential	400	—	—	400
Commercial and industrial	2,787	408	324	3,519
Consumer	496	—	17	513

Total allowance for loan losses	$12,732	$756	$781	$14,269

	As of March 31, 2018
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Loans:
One- to four-family first mortgage	$204,805	$—	$261,388	$466,193
Home equity loans and lines	53,727	909	37,184	91,820
Commercial real estate	375,230	22	230,141	605,393
Construction and land	130,894	—	49,654	180,548
Multi-family residential	33,462	—	19,263	52,725
Commercial and industrial	123,338	1,138	57,735	182,211
Consumer	39,621	—	22,759	62,380

Total loans	$961,077	$2,069	$678,124	$1,641,270

	As of December 31, 2017
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,574	$—	$89	$1,663
Home equity loans and lines	676	348	78	1,102
Commercial real estate	4,766	—	140	4,906
Construction and land	1,742	—	7	1,749
Multi-family residential	355	—	—	355
Commercial and industrial	2,721	1,625	184	4,530
Consumer	496	—	6	502

Total allowance for loan losses	$12,330	$1,973	$504	$14,807

	As of December 31, 2017
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Loans:
One- to four-family first mortgage	$199,199	$—	$278,012	$477,211
Home equity loans and lines	53,349	925	40,171	94,445
Commercial real estate	369,740	22	241,596	611,358
Construction and land	124,963	—	52,300	177,263
Multi-family residential	30,540	—	20,438	50,978
Commercial and industrial	120,818	2,512	61,954	185,284
Consumer	39,854	—	21,402	61,256

Total loans	$938,463	$3,459	$715,873	$1,657,795

(1)	$13.8 million and $14.2 million in Acquired Loans were deemed to be acquired impaired loans and were accounted for under ASC 310-30 at March 31, 2018 and December 31, 2017, respectively.

A summary of activity in the allowance for loan losses for the three months ended March 31, 2018 and March 31, 2017 follows.

	For the Three Months Ended March 31, 2018
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,574	$—	$—	$88	$1,662
Home equity loans and lines	1,024	—	2	13	1,039
Commercial real estate	4,766	—	—	103	4,869
Construction and land	1,742	—	—	85	1,827
Multi-family residential	355	—	—	45	400
Commercial and industrial	4,346	(1,497)	21	325	3,195
Consumer	496	(29)	1	28	496

Total allowance for loan losses	$14,303	$(1,526)	$24	$687	$13,488

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$89	$—	$—	$48	$137
Home equity loans and lines	78	—	—	36	114
Commercial real estate	140	—	—	42	182
Construction and land	7	—	—	—	7
Multi-family residential	—	—	—	—	—
Commercial and industrial	184	—	—	140	324
Consumer	6	—	—	11	17

Total allowance for loan losses	$504	$—	$—	$277	$781

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,663	$—	$—	$136	$1,799
Home equity loans and lines	1,102	—	2	49	1,153
Commercial real estate	4,906	—	—	145	5,051
Construction and land	1,749	—	—	85	1,834
Multi-family residential	355	—	—	45	400
Commercial and industrial	4,530	(1,497)	21	465	3,519
Consumer	502	(29)	1	39	513

Total allowance for loan losses	$14,807	$(1,526)	$24	$964	$14,269

	For the Three Months Ended March 31, 2017
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,436	$—	$—	$(10)	$1,426
Home equity loans and lines	654	(10)	15	328	987
Commercial real estate	4,177	—	—	65	4,242
Construction and land	1,763	—	—	(73)	1,690
Multi-family residential	361	—	—	18	379
Commercial and industrial	3,316	—	103	(224)	3,195
Consumer	513	(8)	—	(7)	498

Total allowance for loan losses	$12,220	$(18)	$118	$97	$12,417

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$75	$—	$—	$37	$112
Home equity loans and lines	74	—	—	—	74
Commercial real estate	—	—	—	—	—
Construction and land	19	—	—	55	74
Multi-family residential	—	—	—	—	—
Commercial and industrial	123	—	—	117	240
Consumer	—	—	—	1	1

Total allowance for loan losses	$291	$—	$—	$210	$501

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,511	$—	$—	$27	$1,538
Home equity loans and lines	728	(10)	15	328	1,061
Commercial real estate	4,177	—	—	65	4,242
Construction and land	1,782	—	—	(18)	1,764
Multi-family residential	361	—	—	18	379
Commercial and industrial	3,439	—	103	(107)	3,435
Consumer	513	(8)	—	(6)	499

Total allowance for loan losses	$12,511	$(18)	$118	$307	$12,918

Credit Quality

The following tables present the Company’s loan portfolio by credit quality classification as of the dates indicated.

	March 31, 2018
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$200,385	$1,205	$3,215	$—	$204,805
Home equity loans and lines	52,907	—	1,729	—	54,636
Commercial real estate	361,621	4,479	9,152	—	375,252
Construction and land	128,561	1,698	635	—	130,894
Multi-family residential	33,462	—	—	—	33,462
Commercial and industrial	107,181	4,111	13,184	—	124,476
Consumer	39,313	115	193	—	39,621

Total originated loans	$923,430	$11,608	$28,108	$—	$963,146

	March 31, 2018
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Acquired loans:
One- to four-family first mortgage	$251,847	$2,949	$6,592	$—	$261,388
Home equity loans and lines	36,671	361	152	—	37,184
Commercial real estate	207,491	12,446	10,204	—	230,141
Construction and land	45,688	2,875	1,091	—	49,654
Multi-family residential	18,359	627	277	—	19,263
Commercial and industrial	53,081	2,074	2,580	—	57,735
Consumer	22,082	361	316	—	22,759

Total acquired loans	$635,219	$21,693	$21,212	$—	$678,124

Total loans:
One- to four-family first mortgage	$452,232	$4,154	$9,807	$—	$466,193
Home equity loans and lines	89,578	361	1,881	—	91,820
Commercial real estate	569,112	16,925	19,356	—	605,393
Construction and land	174,249	4,573	1,726	—	180,548
Multi-family residential	51,821	627	277	—	52,725
Commercial and industrial	160,262	6,185	15,764	—	182,211
Consumer	61,395	476	509	—	62,380

Total loans	$1,558,649	$33,301	$49,320	$—	$1,641,270

	December 31, 2017
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$196,203	$990	$2,006	$—	$199,199
Home equity loans and lines	52,492	283	1,499	—	54,274
Commercial real estate	356,020	5,080	8,662	—	369,762
Construction and land	122,076	2,043	844	—	124,963
Multi-family residential	30,540	—	—	—	30,540
Commercial and industrial	105,097	4,640	13,593	—	123,330
Consumer	39,335	120	399	—	39,854

Total originated loans	$901,763	$13,156	$27,003	$—	$941,922

Acquired loans:
One- to four-family first mortgage	$269,144	$2,825	$6,043	$—	$278,012
Home equity loans and lines	39,603	307	261	—	40,171
Commercial real estate	218,234	12,522	10,840	—	241,596
Construction and land	48,748	3,056	496	—	52,300
Multi-family residential	19,644	636	158	—	20,438
Commercial and industrial	56,635	2,998	2,321	—	61,954
Consumer	21,172	69	161	—	21,402

Total acquired loans	$673,180	$22,413	$20,280	$—	$715,873

	December 31, 2017
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Total loans:
One- to four-family first mortgage	$465,347	$3,815	$8,049	$—	$477,211
Home equity loans and lines	92,095	590	1,760	—	94,445
Commercial real estate	574,254	17,602	19,502	—	611,358
Construction and land	170,824	5,099	1,340	—	177,263
Multi-family residential	50,184	636	158	—	50,978
Commercial and industrial	161,732	7,638	15,914	—	185,284
Consumer	60,507	189	560	—	61,256

Total loans	$1,574,943	$35,569	$47,283	$—	$1,657,795

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

•	Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in the collateral values.

•	Substandard loans have an existing specific and well-defined weakness that may include poor liquidity and deterioration of financial performance. Such loans may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

In addition, residential loans are classified using an inter-agency regulatory methodology that incorporates, among other factors, the extent of delinquencies and loan-to-value ratios. These classifications were the most current available as of the dates indicated and were generally updated within the quarter.

Age analysis of past due loans as of the dates indicated are as follows.

	March 31, 2018
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,494	$—	$310	$1,804	$203,001	$204,805
Home equity loans and lines	73	—	26	99	54,537	54,636
Commercial real estate	517	—	—	517	374,735	375,252
Construction and land	—	—	—	—	130,894	130,894
Multi-family residential	—	—	—	—	33,462	33,462

Total real estate loans	2,084	—	336	2,420	796,629	799,049

Other loans:
Commercial and industrial	876	—	409	1,285	123,191	124,476
Consumer	117	48	83	248	39,373	39,621

Total other loans	993	48	492	1,533	162,564	164,097

Total originated loans	$3,077	$48	$828	$3,953	$959,193	$963,146

	March 31, 2018
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$5,182	$1,004	$3,860	$10,046	$251,342	$261,388
Home equity loans and lines	300	46	82	428	36,756	37,184
Commercial real estate	2,292	581	2,952	5,825	224,316	230,141
Construction and land	902	125	338	1,365	48,289	49,654
Multi-family residential	179	—	—	179	19,084	19,263

Total real estate loans	8,855	1,756	7,232	17,843	579,787	597,630

Other loans:
Commercial and industrial	603	10	832	1,445	56,290	57,735
Consumer	701	168	292	1,161	21,598	22,759

Total other loans	1,304	178	1,124	2,606	77,888	80,494

Total acquired loans	$10,159	$1,934	$8,356	$20,449	$657,675	$678,124

Total loans:
Real estate loans:
One- to four-family first mortgage	$6,676	$1,004	$4,170	$11,850	$454,343	$466,193
Home equity loans and lines	373	46	108	527	91,293	91,820
Commercial real estate	2,809	581	2,952	6,342	599,051	605,393
Construction and land	902	125	338	1,365	179,183	180,548
Multi-family residential	179	—	—	179	52,546	52,725

Total real estate loans	10,939	1,756	7,568	20,263	1,376,416	1,396,679

Other loans:
Commercial and industrial	1,479	10	1,241	2,730	179,481	182,211
Consumer	818	216	375	1,409	60,971	62,380

Total other loans	2,297	226	1,616	4,139	240,452	244,591

Total loans	$13,236	$1,982	$9,184	$24,402	$1,616,868	$1,641,270

	December 31, 2017
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$837	$131	$44	$1,012	$198,187	$199,199
Home equity loans and lines	1,018	—	26	1,044	53,230	54,274
Commercial real estate	670	—	—	670	369,092	369,762
Construction and land	744	—	200	944	124,019	124,963
Multi-family residential	—	—	—	—	30,540	30,540

Total real estate loans	3,269	131	270	3,670	775,068	778,738

Other loans:
Commercial and industrial	882	825	1,641	3,348	119,982	123,330
Consumer	380	9	278	667	39,187	39,854

Total other loans	1,262	834	1,919	4,015	159,169	163,184

Total originated loans	$4,531	$965	$2,189	$7,685	$934,237	$941,922

	December 31, 2017
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$3,867	$2,087	$2,816	$8,770	$269,242	$278,012
Home equity loans and lines	137	61	46	244	39,927	40,171
Commercial real estate	5,071	436	1,864	7,371	234,225	241,596
Construction and land	2,089	159	239	2,487	49,813	52,300
Multi-family residential	—	—	—	—	20,438	20,438

Total real estate loans	11,164	2,743	4,965	18,872	613,645	632,517

Other loans:
Commercial and industrial	809	678	185	1,672	60,282	61,954
Consumer	329	152	95	576	20,826	21,402

Total other loans	1,138	830	280	2,248	81,108	83,356

Total acquired loans	$12,302	$3,573	$5,245	$21,120	$694,753	$715,873

Total loans:
Real estate loans:
One- to four-family first mortgage	$4,704	$2,218	$2,860	$9,782	$467,429	$477,211
Home equity loans and lines	1,155	61	72	1,288	93,157	94,445
Commercial real estate	5,741	436	1,864	8,041	603,317	611,358
Construction and land	2,833	159	439	3,431	173,832	177,263
Multi-family residential	—	—	—	—	50,978	50,978

Total real estate loans	14,433	2,874	5,235	22,542	1,388,713	1,411,255

Other loans:
Commercial and industrial	1,691	1,503	1,826	5,020	180,264	185,284
Consumer	709	161	373	1,243	60,013	61,256

Total other loans	2,400	1,664	2,199	6,263	240,277	246,540

Total loans	$16,833	$4,538	$7,434	$28,805	$1,628,990	$1,657,795

Excluding Acquired Loans with deteriorated credit quality, the Company did not have any loans greater than 90 days past due and accruing as of March 31, 2018 or December 31, 2017.

The following table summarizes the accretable yield on loans accounted for under ASC 310-30 as of the dates indicated.

	For the Three Months Ended
(dollars in thousands)	March 31, 2018	March 31, 2017
Balance at beginning of period	$(9,303)	$(11,091)
Accretion	478	873

Transfers from nonaccretable difference to accretable yield	(966)	(769)

Balance at end of period	$(9,791)	$(10,987)

The following table summarizes information pertaining to Originated Loans, which were deemed impaired loans as of the dates indicated.

	For the Period Ended March 31, 2018
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	462	476	—	464	—
Commercial real estate	22	23	—	22	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	335	348	—	354	—
Consumer	—	—	—	—	—

Total	$819	$847	$—	$840	$—

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	447	460	348	449	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	803	903	408	1,622	—
Consumer	—	—	—	—	—

Total	$1,250	$1,363	$756	$2,071	$—

Total impaired loans:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	909	936	348	913	—
Commercial real estate	22	23	—	22	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,138	1,251	408	1,976	—
Consumer	—	—	—	—	—

Total	$2,069	$2,210	$756	$2,911	$—

	For the Period Ended December 31, 2017
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	470	476	—	395	1
Commercial real estate	22	32	—	19	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	428	434	—	2,849	2
Consumer	—	—	—	—	—

Total	$920	$942	$—	$3,263	$3

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$42	$—
Home equity loans and lines	455	461	348	383	1
Commercial real estate	—	—	—	296	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	2,084	2,157	1,625	1,985	52
Consumer	—	—	—	—	—

Total	$2,539	$2,618	$1,973	$2,706	$53

Total impaired loans:
One- to four-family first mortgage	$—	$—	$—	$42	$—
Home equity loans and lines	925	937	348	778	2
Commercial real estate	22	32	—	315	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	2,512	2,591	1,625	4,834	54
Consumer	—	—	—	—	—

Total	$3,459	$3,560	$1,973	$5,969	$56

	For the Period Ended March 31, 2017
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	476	476	—	159	6
Commercial real estate	22	22	—	8	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	3,683	3,783	—	3,349	50
Consumer	—	—	—	—	—

Total	$4,181	$4,281	$—	$3,516	$56

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$166	$—
Home equity loans and lines	461	461	348	154	6
Commercial real estate	450	480	5	454	5
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	2,127	2,193	940	1,827	27
Consumer	—	—	—	—	—

Total	$3,038	$3,134	$1,293	$2,601	$38

Total impaired loans:
One- to four-family first mortgage	$—	$—	$—	$166	$—
Home equity loans and lines	937	937	348	313	12
Commercial real estate	472	502	5	462	5
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	5,810	5,976	940	5,176	77
Consumer	—	—	—	—	—

Total	$7,219	$7,415	$1,293	$6,117	$94

The following table summarizes information pertaining to nonaccrual loans as of dates indicated.

	March 31, 2018			December 31, 2017
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans:
One- to four-family first mortgage	$3,074	$2,012	$5,086	$2,006	$1,167	$3,173
Home equity loans and lines	1,666	144	1,810	1,434	108	1,542
Commercial real estate	9,152	121	9,273	8,662	95	8,757
Construction and land	9	351	360	200	249	449
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	9,313	965	10,278	9,678	932	10,610
Consumer	193	313	506	399	103	502

Total	$23,407	$3,906	$27,313	$22,379	$2,654	$25,033

(1)	Table excludes Acquired Loans which were being accounted for under ASC 310-30 because they continue to earn interest from accretable yield regardless of their status as past due or otherwise not in compliance with their contractual terms. Acquired Loans with deteriorated credit quality, which were being accounting for under ASC 310-30 and which were 90 days or more past due totaled $5.4 million and $4.3 million as of March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018, the Company had no outstanding commitments to lend additional funds to any customer whose loan was classified as impaired.

Troubled Debt Restructurings

During the course of its lending operations, the Company periodically grants concessions to its customers in an attempt to protect as much of its investment as possible and to minimize risk of loss. These concessions may include restructuring the terms of a customer loan to alleviate the burden of the customer’s near-term cash requirements. Loans are considered troubled debt restructurings (“TDR”) when the Company agrees to restructure a loan to a borrower who is experiencing financial difficulties in a manner that is deemed to be a “concession”. The Company defines a concession as a modification of existing terms granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties that the Company would otherwise not consider. The concession either is granted through an agreement with the customer or is imposed by a court or by law. Concessions include modifying original loan terms to reduce or defer cash payments required as part of the loan agreement, including but not limited to:

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

Information about the Company’s TDRs is presented in the following tables.

	As of March 31, 2018
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$291	$—	$1,872	$2,163
Home equity loans and lines	44	18	570	632
Commercial real estate	95	—	7,793	7,888
Construction and land	158	—	—	158
Multi-family residential	—	—	—	—

Total real estate loans	588	18	10,235	10,841

Other loans:
Commercial and industrial	—	—	4,360	4,360
Consumer	—	—	110	110

Total other loans	—	—	4,470	4,470

Total loans	$588	$18	$14,705	$15,311

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$211	$1	$56	$268
Home equity loans and lines	—	—	73	73
Commercial real estate	—	778	—	778
Construction and land	—	—	—	—
Multi-family residential	—	—	—	—

Total real estate loans	211	779	129	1,119

Other loans:
Commercial and industrial	78	—	835	913
Consumer	—	—	—	—

Total other loans	78	—	835	913

Total loans	$289	$779	$964	$2,032

Total loans:
Real estate loans:
One- to four-family first mortgage	$502	$1	$1,928	$2,431
Home equity loans and lines	44	18	643	705
Commercial real estate	95	778	7,793	8,666
Construction and land	158	—	—	158
Multi-family residential	—	—	—	—

Total real estate loans	799	797	10,364	11,960

Other loans:
Commercial and industrial	78	—	5,195	5,273
Consumer	—	—	110	110

Total other loans	78	—	5,305	5,383

Total loans	$877	$797	$15,669	$17,343

	As of December 31, 2017
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$306	$274	$473	$1,053
Home equity loans and lines	275	64	316	655
Commercial real estate	96	332	1,942	2,370
Construction and land	169	—	—	169
Multi-family residential	—	—	—	—

Total real estate loans	846	670	2,731	4,247

Other loans:
Commercial and industrial	—	—	4,581	4,581
Consumer	—	—	178	178

Total other loans	—	—	4,759	4,759

Total loans	$846	$670	$7,490	$9,006

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$214	$3	$59	$276
Home equity loans and lines	—	—	91	91
Commercial real estate	—	803	—	803
Construction and land	—	—	—	—
Multi-family residential	—	—	—	—

Total real estate loans	214	806	150	1,170

Other loans:
Commercial and industrial	—	—	203	203
Consumer	—	—	—	—

Total other loans	—	—	203	203

Total loans	$214	$806	$353	$1,373

Total loans:
Real estate loans:
One- to four-family first mortgage	$520	$277	$532	$1,329
Home equity loans and lines	275	64	407	746
Commercial real estate	96	1,135	1,942	3,173
Construction and land	169	—	—	169
Multi-family residential	—	—	—	—

Total real estate loans	1,060	1,476	2,881	5,417

Other loans:
Commercial and industrial	—	—	4,784	4,784
Consumer	—	—	178	178

Total other loans	—	—	4,962	4,962

Total loans	$1,060	$1,476	$7,843	$10,379

The following table summarizes information pertaining to loans modified as of the periods indicated.

	For the Three Months Ended March 31,
	2018			2017
(dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
One- to four-family first mortgage	1	$1,138	$1,138	—	$—	$—
Home equity loans and lines	—	—	—	1	15	15
Commercial real estate	1	6,423	5,923	1	461	461
Construction and land	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	2	776	714	—	—	—
Other consumer	—	—	—	1	43	42

Total	4	$8,337	$7,775	3	$519	$518

None of the performing troubled debt restructurings as of March 31, 2018 had defaulted subsequent to the restructuring through the date the financial statements were available to be issued.

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

Management primarily identifies investment securities, which may have traded in illiquid or inactive markets, by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of March 31, 2018, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets measured for fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

(dollars in thousands)	March 31, 2018	Level 1	Level 2	Level 3
Available for sale securities:

U.S. agency mortgage-backed	$92,694	$—	$92,694	$—
Collateralized mortgage obligations	136,625	—	136,625	—
Municipal bonds	23,071	—	23,071	—
U.S. government agency	10,780	—	10,780	—

Total	$263,170	$—	$263,170	$—

(dollars in thousands)	December 31, 2017	Level 1	Level 2	Level 3
Available for sale securities:

U.S. agency mortgage-backed	$87,758	$—	$87,758	$—
Collateralized mortgage obligations	113,735	—	113,735	—
Municipal bonds	25,521	—	25,521	—
U.S. government agency	7,980	—	7,980	—

Total	$234,994	$—	$234,994	$—

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

		Fair Value Measurements Using
(dollars in thousands)	March 31, 2018	Level 1	Level 2	Level 3
Assets
Impaired loans	$1,312	$—	$—	$1,312
Repossessed assets	543	—	—	543

Total	$1,855	$—	$—	$1,855

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2017	Level 1	Level 2	Level 3
Assets
Impaired loans	$1,486	$—	$—	$1,486
Repossessed assets	728	—	—	728

Total	$2,214	$—	$—	$2,214

The following table shows significant observable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of March 31, 2018:
Impaired loans	$1,312	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	35%

Repossessed assets	$543	Third party appraisals, sales contracts, Broker price opinions	Collateral discounts and estimated costs to sell	6% - 88%	24%

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2017:
Impaired loans	$1,486	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	57%

Repossessed assets	$728	Third party appraisals, sales contracts, Broker price opinions	Collateral discounts and estimated costs to sell	6% - 100%	28%

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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at March 31, 2018
	Carrying
(dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$124,142	$124,142	$124,142	$—	$—
Interest-bearing deposits in banks	2,421	2,421	2,421	—	—
Investment securities available for sale	263,170	263,170	—	263,170	—
Investment securities held to maturity	12,950	12,923	—	12,923	—
Mortgage loans held for sale	1,311	1,311	—	1,311	—
Loans, net	1,627,001	1,609,954	—	1,608,642	1,312
Cash surrender value of BOLI	29,065	29,065	29,065	—	—

Financial Liabilities
Deposits	$1,839,205	$1,836,954	$—	$1,836,954	$—
Short-term FHLB advances	3,610	3,610	3,610	—	—
Long-term FHLB advances	67,278	66,166	—	66,166	—

		Fair Value Measurements at December 31, 2017
	Carrying
(dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$150,418	$150,418	$150,418	$—	$—
Interest-bearing deposits in banks	2,421	2,421	2,421	—	—
Investment securities available for sale	234,993	234,993	—	234,993	—
Investment securities held to maturity	13,034	13,055	—	13,055	—
Mortgage loans held for sale	5,873	5,873	—	5,873	—
Loans, net	1,642,987	1,642,634	—	1,641,148	1,486
Cash surrender value of BOLI	28,904	28,904	28,904	—	—

Financial Liabilities
Deposits	$1,866,227	$1,864,735	$—	$1,864,735	$—
Short-term FHLB advances	3,642	3,642	3,642	—	—
Long-term FHLB advances	68,183	67,143	—	67,143	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Home Bank, N. A. (the “Bank”), from December 31, 2017 through March 31, 2018 and on its results of operations for the three months ended March 31, 2018 and March 31, 2017. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

Forward-Looking Statements

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company or Bank, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of words such as “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions, or by future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly”. The Company’s or the Bank’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) for the year ended December 31, 2017. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

EXECUTIVE OVERVIEW

During the first quarter of 2018, the Company earned $7.5 million, an increase of $2.5 million, or 49.1%, compared to the first quarter of 2017. Diluted earnings per share for the first quarter of 2018 were $0.81, an increase of $0.12, or 17.4%, compared to the first quarter of 2017. The first quarter of 2018 includes merger expenses related to the acquisition of St. Martin Bancshares, Inc. (“SMB”) totaling $694,000, net of taxes while the first quarter of 2017 includes a gain on the sale of a banking center totaling $247,000, net of taxes.

Key components of the Company’s performance during the three months ended March 31, 2018 include:

•	Assets totaled $2.2 billion as of March 31, 2018, a decrease of $21.3 million, or 1.0%, from December 31, 2017.

•	Loans as of March 31, 2018 were $1.6 billion, a decrease of $16.5 million, or 1.0% from December 31, 2017.

•	Investment securities totaled $276.1 million as of March 31, 2018, an increase of $28.1 million, or 11.3% from December 31, 2017.

•	Deposits as of March 31, 2018 were $1.8 billion, a decrease of $27.0 million, or 1.4%, from December 31, 2017. CD balances declined $27.6 million during the quarter.

•	Interest income increased $7.4 million, or 42.4%, in the first quarter of 2018 compared to the first quarter of 2017. The increase was driven primarily by the addition of the interest-earning assets acquired from SMB.

•	Interest expense increased $825,000, or 59.2% in the first quarter of 2018 compared to the first quarter of 2017. The increase was primarily the result of the addition of the interest-bearing liabilities acquired from SMB.

•	The provision for loan losses totaled $964,000 for the first quarter of 2018, an increase of $657,000, or 214.3%, compared to the first quarter of 2017. At March 31, 2018, the Company’s ratio of the allowance for loan losses to total loans was 0.87%, compared to 1.05% at March 31, 2017. Excluding Acquired Loans, the ratio of the allowance for loan losses to total loans was 1.40% at March 31, 2018, compared to 1.38% at March 31, 2017. Net loan charge-offs for the first quarter of 2018 were $1.5 million compared to net loan recoveries of $100,000 for the first quarter of 2017. The increase in net loan charge-offs resulted primarily from further deterioration of two loan relationships identified as problem credits in previous periods.

•	Noninterest income for the first quarter of 2018 increased $655,000, or 23.2%, compared to the first quarter of 2017. The first quarter of 2017 include a gain on the sale of a banking center totaling $380,000 (pre-tax). The increase resulted primarily from additional service fees and charges and bank card fees due to the SMB acquisition (up $718,000 and $415,000, respectively), which were partially offset by decreases in other income (down $228,000 due to lower recoveries on acquired assets) and gains on sale of banking centers (down $210,000).

•	Noninterest expense for the first quarter of 2018 increased $4.6 million, or 41.3%, compared to the first quarter of 2017. Noninterest expense includes merger-related expenses totaling $879,000 for the three months ended March 31, 2018. The increase related primarily to the growth of the Company’s employee base, higher occupancy and data processing costs due to the SMB acquisition.

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – Loans outstanding as of March 31, 2018 were $1.6 billion, a decrease of $16.5 million from December 31, 2017. Growth in originated loans of 2.3% (9.5% annualized) during the first three months of 2018 was offset by reductions in Acquired Loan balances.

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

	March 31,	December 31,	Increase/(Decrease)
(dollars in thousands)	2018	2017	Amount	Percent
Real estate loans:
One- to four-family first mortgage	$466,193	$477,211	$(11,018)	(2.3)%
Home equity loans and lines	91,820	94,445	(2,625)	(2.8)
Commercial real estate	605,393	611,358	(5,965)	(1.0)
Construction and land	180,548	177,263	3,285	1.9
Multi-family residential	52,725	50,978	1,747	3.4

Total real estate loans	1,396,679	1,411,255	(14,576)	(1.0)

Other loans:
Commercial and industrial	182,211	185,284	(3,073)	(1.7)
Consumer	62,380	61,256	1,124	1.8

Total other loans	244,591	246,540	(1,949)	(0.8)

Total loans	$1,641,270	$1,657,795	$(16,525)	(1.0)%

The outstanding balance of direct loans to borrowers in the energy sector totaled $57.7 million, or 3.5% of total outstanding loans, at March 31, 2018, compared to $58.8 million at December 31, 2017. Unfunded loan commitments to customers in the energy sector totaled $9.9 million at March 31, 2018, compared to $9.3 million at December 31, 2017. At March 31, 2018, loans constituting 93.0% of the balance of our direct energy-related loans were performing in accordance with their original loan agreements. The Company holds no shared national credits.

In addition to our exposure to direct energy-related loans, given the effect of the energy sector on the overall economy in several of our markets, we also have indirect exposure in making loans to borrowers who are not themselves in the energy sector but whose customers include energy sector entities.

Asset Quality – One of management’s key objectives has been, and continues to be, maintaining a high level of asset quality. In addition to maintaining credit standards for new loan originations, we proactively monitor loans and collection and workout processes of delinquent or problem loans. When a borrower fails to make a scheduled payment, we attempt to cure the deficiency by making personal contact with the borrower. Initial contacts are generally made within 10 days after the date payment is due. In most cases, deficiencies are promptly resolved. If the delinquency continues, late charges are assessed and additional efforts are made to collect the deficiency. All loans which are designated as “special mention,” classified or which are delinquent 90 days or more are reported to the Board of Directors of the Bank monthly. For loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases. It is our policy, with certain limited exceptions, to discontinue accruing interest and reverse any interest accrued on any loan, which is 90 days, or more past due. On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to their ability to service the debt in accordance with the terms of the loan agreement. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt.

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger (i.e., loans with balances of $100,000 or greater) commercial real estate loans, multi-family residential loans, construction and land loans and commercial and industrial loans are individually evaluated for impairment. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer at the bank. The Company typically orders an “as is” valuation for collateral property if a loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of March 31, 2018 and December 31, 2017, loans individually evaluated for impairment, excluding Acquired Loans, amounted to $2.1 million and $3.5 million, respectively. As of March 31, 2018 and December 31, 2017, acquired impaired loans (loans considered to have deteriorated credit quality at the time of acquisition) amounted to $13.8 million and $14.2 million, respectively. As of March 31, 2018 and December 31, 2017, substandard loans, excluding Acquired Loans, amounted to $28.1 million and $27.0 million, respectively. The amount of the allowance for loan losses allocated to substandard loans originated by Home Bank totaled $756,000 as of March 31, 2018 and $2.0 million as of December 31, 2017. The amount of the allowance for loan losses allocated to Acquired Loans totaled $781,000 and $504,000, respectively, at such dates. There were no assets classified as doubtful or loss as of March 31, 2018 or December 31, 2017.

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

	March 31, 2018			December 31, 2017
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans(2):
Real estate loans:
One- to four-family first mortgage	$3,074	$2,012	$5,086	$2,006	$1,167	$3,173
Home equity loans and lines	1,666	144	1,810	1,434	108	1,542
Commercial real estate	9,152	121	9,273	8,662	95	8,757
Construction and land	9	351	360	200	249	449
Multi-family residential	—	—	—	—	—	—
Other loans:
Commercial and industrial	9,313	965	10,278	9,678	932	10,610
Consumer	193	313	506	399	103	502

Total nonaccrual loans	23,407	3,906	27,313	22,379	2,654	25,033
Accruing loans 90 days or more past due	—	—	—	—	—	—

Total nonperforming loans	23,407	3,906	27,313	22,379	2,654	25,033
Foreclosed assets	107	436	543	144	584	728

Total nonperforming assets	23,514	4,342	27,856	22,523	3,238	25,761
Performing troubled debt restructurings	606	1,068	1,674	1,516	1,020	2,536

Total nonperforming assets and troubled debt restructurings	$24,120	$5,410	$29,530	$24,039	$4,258	$28,297

Nonperforming loans to total loans			1.66%			1.51%
Nonperforming loans to total assets			1.24%			1.12%
Nonperforming assets to total assets			1.26%			1.16%

(1)	Table excludes Acquired Loans, which were being accounted for under ASC 310-30 because they continue to earn interest from accretable yield regardless of their status as past due or otherwise not in compliance with their contractual terms. Acquired Loans with deteriorated credit quality, which were being accounted for under ASC 310-30 and which were 90 days or more past due, totaled $8.7 million and $4.3 million as of March 31, 2018 and December 31, 2017, respectively.
(2)	Nonaccrual loans include originated restructured loans placed on nonaccrual totaling $14.7 million and $7.5 million at March 31, 2018 and December 31, 2017, respectively. Acquired restructured loans placed on nonaccrual totaled $964,000 and $353,000 at March 31, 2018 and December 31, 2017, respectively.

The Company recorded net loan charge-offs for the first quarter of 2018 of $1.5 million compared to net loan recoveries for the first quarter of 2017 of $100,000. The increase in net loan charge-offs resulted primarily from further deterioration in two loan relationships identified as problem credits in prior periods.

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

Acquired Loans were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. If the present value of expected cash flows for a pool is less than its carrying value, an impairment is recognized by an increase in the allowance for loan losses and a charge to the provision for loan losses. As of March 31, 2018 and December 31, 2017, $781,000 and $504,000, respectively, of our allowance for loan losses was allocated to Acquired Loans.

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

The following table presents the activity in the allowance for loan losses during the first three months of 2018.

(dollars in thousands)	Originated	Acquired	Total
Balance, December 31, 2017	$14,303	$504	$14,807
Provision charged to operations	687	277	964
Loans charged off	(1,526)	—	(1,526)
Recoveries on charged off loans	24	—	24

Balance, March 31, 2018	$13,488	$781	$14,269

At March 31, 2018, the Company’s ratio of allowance for loan losses to total loans was 0.87%, compared to 0.89% and 1.05% at December 31, 2017 and March 31, 2017, respectively. Excluding Acquired Loans, the ratio of allowance for loan losses to total loans was 1.40% at March 31, 2018, compared to 1.52% and 1.38% at December 31, 2017 and March 31, 2017, respectively.

The allowance for loan losses attributable to originated direct energy-related loans totaled 2.76% of the outstanding balance of energy-related loans at March 31, 2018, compared to 2.49% and 3.16% at December 31, 2017 and March 31, 2017, respectively.

Investment Securities

The Company’s investment securities portfolio totaled $276.1 million as of March 31, 2018, an increase of $28.1 million, or 11.3%, from December 31, 2017. As of March 31, 2018, the Company had a net unrealized loss on its available for sale investment securities portfolio of $3.5 million, compared to a net unrealized loss of $1.5 million as of December 31, 2017.

The following table summarizes activity in the Company’s investment securities portfolio during the first three months of 2018.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2017	$234,993	$13,034
Purchases	42,046	—
Sales	—	—
Principal maturities, prepayments and calls	(11,480)	—
Amortization of premiums and accretion of discounts	(392)	(84)
Decrease in market value	(1,997)	—

Balance, March 31, 2018	$263,170	$12,950

Funding Sources

Deposits – Deposits totaled $1.8 billion as of March 31, 2018, a decrease of $27.0 million, or 1.4%, compared to December 31, 2017. Core deposits (i,e, checking, savings and money market accounts) totaled $1.5 billion as of March 31, 2018, an increase of $569,000 compared to December 31, 2017. Certificates of deposit totaled $361.6 million as of March 31, 2018, a decrease of $27.6 million, or 7.1%, compared to December 31, 2017.

The following table sets forth the composition of the Company’s deposits at the dates indicated.

	March 31,	December 31,	Increase/(Decrease)
(dollars in thousands)	2018	2017	Amount	Percent
Demand deposit	$456,353	$461,999	$(5,646)	(1.2)%
Savings	215,428	217,639	(2,211)	(1.0)
Money market	299,338	306,509	(7,171)	(2.3)
NOW	506,521	490,924	15,597	3.2
Certificates of deposit	361,565	389,156	(27,591)	(7.1)

Total deposits	$1,839,205	$1,866,227	$(27,022)	(1.4)%

Federal Home Loan Bank Advances – Short-term FHLB advances totaled $3.6 million as of March 31, 2018, a decrease of $32,000, or 0.9%, compared to $3.6 million as of December 31, 2017. Long-term FHLB advances totaled $67.3 million as of March 31, 2018, a decrease of $906,000, or 1.3%, compared to $68.2 million as of December 31, 2017.

Shareholders’ Equity – Shareholders’ equity increased $5.2 million, or 1.9%, from $277.9 million as of December 31, 2017 to $283.1 million as of March 31, 2018.

As of March 31, 2018, the Company and the Bank had regulatory capital that were well in excess of regulatory requirements. The following table presents actual and required capital ratios for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2018 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Phase-In Schedule		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Tier 1 risk-based capital	$218,328	13.79%	$124,688	7.875%	$134,584	8.50%	$ N/A	N/A
Total risk-based capital	232,597	14.69	156,355	9.875	166,251	10.50	N/A	N/A
Tier 1 leverage capital	218,328	10.21	85,504	4.00	85,504	4.00	N/A	N/A

	Actual		Minimum Capital Required – Basel III Phase-In Schedule		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$204,424	12.93%	$100,765	6.375%	$110,644	7.00%	$102,741	6.50%
Tier 1 risk-based capital	204,424	12.93	124,475	7.875	134,354	8.50	126,451	8.00
Total risk-based capital	218,692	13.84	156,087	9.875	165,966	10.50	158,063	10.00
Tier 1 leverage capital	204,424	9.57	85,412	4.00	85,412	4.00	106,765	5.00

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity Management

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring adequate cash flow exists to meet the Company’s needs, including operating, strategic and capital. The Company develops its liquidity management strategies as part of its overall asset/liability management process. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity. As of March 31, 2018, cash and cash equivalents totaled $124.1 million. At such date, investment securities available for sale totaled $263.2 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. As of March 31, 2018, certificates of deposit maturing within the next 12 months totaled $218.9 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended March 31, 2018, the average balance of outstanding FHLB advances was $71.2 million. As of March 31, 2018, the Company had $70.9 million in total outstanding FHLB advances and had $737.1 million in additional FHLB advances available.

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

Asset/Liability Management

The objective of asset/liability management is to implement strategies for the funding and deployment of the Company’s financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk. Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of March 31, 2018.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	1.8%
+200	1.5
+100	0.9

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of March 31, 2018 and December 31, 2017.

	Contract Amount
	March 31,	December 31,
(dollars in thousands)	2018	2017
Standby letters of credit	$5,082	$6,620
Available portion of lines of credit	171,556	203,367
Undisbursed portion of loans in process	109,945	78,578
Commitments to originate loans	124,256	96,183

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

RESULTS OF OPERATIONS

During the first quarter of 2018, the Company earned $7.5 million, an increase of $2.5 million or 49.1%, compared to the first quarter of 2017. Diluted earnings per share for the first quarter of 2018 were $0.81, an increase of $0.12, or 17.4%, compared to the first quarter of 2017. The first quarter of 2018 includes merger expenses totaling $694,000, net of taxes, related to the acquisition of SMB and the first quarter of 2017 includes a gain of the sale of a banking center totaling $247,000, net of taxes.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 4.32% and 4.29% for the three months ended March 31, 2018 and March 31, 2017, respectively. The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.49% and 4.42% for the three months ended March 31, 2018 and March 31, 2017, respectively.

Net interest income totaled $22.5 million for the three months ended March 31, 2018, an increase of $6.5 million, or 40.9%, compared to the three months ended March 31, 2017. The addition of SMB’s interest-earning assets accounted for the vast majority of the increase.

The following tables set forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average monthly balances during the indicated periods. Taxable equivalent (“TE”) yields are calculated using a marginal tax rate of 21% for 2018 and 35% for 2017.

	Three Months Ended March 31,
	2018			2017
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate(1)
Interest-earning assets:
Loans receivable(1)
Originated loans	$910,874	$12,277	5.41%	$900,852	$11,321	5.17%
Acquired loans	736,629	10,527	5.73	329,555	4,922	5.99

Total loans receivable(1)	1,647,503	22,804	5.55	1,230,407	16,243	5.29

Investment securities
Taxable	223,383	1,309	2.34	167,757		866	2.06

Tax-exempt (TE)	36,444	186	2.59	32,700		163	3.06

Total investment securities	259,827	1,495	2.38	200,457		1,029	2.23

Other interest-earning assets	103,338	427	1.68	24,932		91	1.49

Total interest-earning assets (TE)	2,010,668	24,726	4.94	1,455,796		17,363	4.81
Noninterest-earning assets	194,242			105,486

Total assets	$2,204,910			$1,561,282	$

Interest-bearing liabilities:
Deposits:

Savings, checking and money market	$1,010,980	$1,013	0.41%	$684,872		$415	0.25%
Certificates of deposit	375,959	889	0.96	276,908		577	0.85

Total interest-bearing deposits	1,386,939	1,902	0.56	961,780		992	0.42
Short-term FHLB advances	3,619	17	1.83	40,000		64	0.64
Long term FHLB advances	67,575	300	1.78	78,308		338	1.72

Total interest-bearing liabilities	1,458,133	2,219	0.62	1,080,088		1,394	0.52
Noninterest-bearing liabilities	464,924			298,326

Total liabilities	1,923,057			1,378,414
Shareholders’ equity	281,853			182,868

Total liabilities and shareholders’ equity	$2,204,910			$1,561,282

Net interest-earning assets	$552,535			$375,708

Net interest spread (TE)		$22,507	4.32%			$15,969	4.29%

Net interest margin (TE)			4.49%				4.42%

(1)	Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process. Acquired Loans were recorded at fair value upon acquisition and accrete interest income over the remaining lives of the respective loans.

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

	For the Three Months Ended
	March 31,
	2018 Compared to 2017
	Change Attributable To
			Total
			Increase
(dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans receivable	$982	$5,579	$6,561
Investment securities	114	352	466
Other interest-earning assets	27	309	336

Total interest income	1,123	6,240	7,363

	For the Three Months Ended
	March 31,
	2018 Compared to 2017
	Change Attributable To
			Total
			Increase
(dollars in thousands)	Rate	Volume	(Decrease)
Interest expense:

Savings, checking and money market accounts	350	248	598
Certificates of deposit	90	222	312
FHLB advances	76	(161)	(85)

Total interest expense	516	309	825

Increase (decrease) in net interest income	$607	$5,931	$6,538

Provision for Loan Losses – For the quarter ended March 31, 2018, the Company recorded a provision for loan losses of $964,000, which was 214.3% higher than the $307,000 recorded for the same period in 2017. The Company recorded net loan charge-offs of $1.5 million during the first quarter of 2018, compared to $100,000 of net loan recoveries in the first quarter of 2017. The increase in net loan charge-offs resulted primarily from further deterioration of two loan relationships identified as problem credits in prior periods.

As of March 31, 2018, the Company’s ratio of allowance for loan losses to total loans was 0.87%, compared to 0.89% and 1.05% at December 31, 2017 and March 31, 2017, respectively. Excluding Acquired Loans, the ratio of the allowance for loan losses to total loans was 1.40% at March 31, 2018, compared to 1.52% and 1.38% at December 31, 2017 and March 31, 2017, respectively. The ratio of nonperforming loans to total assets was 1.24% at March 31, 2018, compared to 1.12% at December 31, 2017.

Noninterest Income – The Company’s noninterest income was $3.5 million for the quarter ended March 31, 2018, $655,000, or 23.2%, higher than the $2.8 million earned for the same period in 2017. The increase resulted primarily from additional service fees and charges and bank card fees due to the SMB acquisition (up $718,000 and $415,000, respectively), which were partially offset by decreases in other income (down $228,000 due to lower recoveries on acquired assets) and the absence of any gain on the sale of banking centers in the 2018 period (down $210,000).

Noninterest Expense – The Company’s noninterest expense was $15.6 million for the three months ended March 31, 2018, $4.6 million, or 41.3%, higher than the $11.0 million recorded for the same period in 2017. Noninterest expense for the first quarter of 2018 includes merger-related expenses totaling $879,000 (pre-tax). The increase related primarily to the growth of the Company’s employee base, higher occupancy and data processing costs due to the SMB acquisition.

Income Taxes – For the quarters ended March 31, 2018 and March 31, 2017, the Company incurred income tax expense of $2.0 million and $2.5 million, respectively. The Company’s effective tax rate was 20.9% and 32.9% during the first quarters of 2018 and 2017, respectively. The lower effective tax rate recorded during the first quarter of 2018 was the result of the Tax Act. The Tax Act reduced the federal corporate statutory tax rate from 35% to 21%. Differences between the effective tax rate and the statutory tax rate primarily relate to variances in items that are non-taxable or non-deductible (e.g., state tax, tax-exempt income, merger-related expenses, etc.).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2017, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at March 31, 2018 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for December 31, 2017 filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds.

The Company’s purchases of its common stock made during the quarter consisted of stock repurchases under the Company’s approved plans and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
January 1 – January 31, 2018	—	$—	—	367,512
February 1 – February 28, 2018	41	43.56	41	367,471
March 1 – March 31, 2018	—	—	—	367,471

Total	41	$43.56	41	367,471

(1)	On June 7, 2013, the Company announced the commencement of a stock repurchase program. Under the 2013 plan, the Company can repurchase up to 370,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions. On April 26, 2016, the Company announced a new stock repurchase program. Under the 2016 plan, the Company can repurchase up to 365,000 shares, or approximately 5% of its common stock outstanding at the time of adoption, through open market or privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Financial Statement Schedules.

No.	Description

31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer

32.0	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP, INC.

May 8, 2018	By:	/s/ John W. Bordelon
John W. Bordelon
President, Chief Executive Officer and Director

May 8, 2018	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer

May 8, 2018	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank, N.A. First Vice President and Director of Financial Management