Form 10-Q
period 2018-06-30
HOME BANCORP, INC.
filed 2018-08-07
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2018

or

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

At July 31, 2018, the registrant had 9,460,512 shares of common stock, $0.01 par value, outstanding.

HOME BANCORP, INC. and SUBSIDIARY

i

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) June 30, 2018	(Audited) December 31, 2017
Assets
Cash and cash equivalents	$80,489,229	$150,417,829
Interest-bearing deposits in banks	1,429,000	2,421,000
Investment securities available for sale, at fair value	264,258,591	234,993,436
Investment securities held to maturity (fair values of $12,849,714 and $13,055,073, respectively)	12,869,388	13,033,590
Mortgage loans held for sale	9,710,992	5,873,132
Loans, net of unearned income	1,625,679,017	1,657,794,751
Allowance for loan losses	(14,972,574)	(14,807,278)

Total loans, net of unearned income and allowance for loan losses	1,610,706,443	1,642,987,473

Office properties and equipment, net	45,191,944	45,604,752
Cash surrender value of bank-owned life insurance	29,228,142	28,903,913
Goodwill and core deposit intangibles	67,035,203	68,033,472
Accrued interest receivable and other assets	39,056,995	35,852,241

Total Assets	$2,159,975,927	$2,228,120,838

Liabilities
Deposits:
Noninterest-bearing	$455,676,218	$461,999,611
Interest-bearing	1,332,868,982	1,404,227,717

Total deposits	1,788,545,200	1,866,227,328
Short-term Federal Home Loan Bank advances	3,578,172	3,642,422
Long-term Federal Home Loan Bank advances	66,395,569	68,183,173
Accrued interest payable and other liabilities	12,096,106	12,197,189

Total Liabilities	1,870,615,047	1,950,250,112

Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 9,437,654 and 9,395,488 shares issued and outstanding, respectively	94,377	93,955
Additional paid-in capital	166,897,088	165,341,415
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(3,659,970)	(3,838,510)
Recognition and Retention Plan (RRP)	(77,450)	(83,903)
Retained earnings	129,645,221	117,312,630
Accumulated other comprehensive loss	(3,538,386)	(954,861)

Total Shareholders’ Equity	289,360,880	277,870,726

Total Liabilities and Shareholders’ Equity	$2,159,975,927	$2,228,120,838

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest Income
Loans, including fees	$23,527,220	$16,167,363	$46,330,848	$32,410,631
Investment securities:
Taxable interest	1,530,688	958,583	2,839,639	1,824,496
Tax-exempt interest	179,113	156,297	365,221	319,017
Other investments and deposits	338,259	116,526	765,198	207,891

Total interest income	25,575,280	17,398,769	50,300,906	34,762,035

Interest Expense
Deposits	1,926,555	1,149,489	3,828,752	2,141,929
Short-term Federal Home Loan Bank advances	16,409	30,628	32,985	94,606
Long-term Federal Home Loan Bank advances	295,719	321,201	596,024	658,848

Total interest expense	2,238,683	1,501,318	4,457,761	2,895,383

Net interest income	23,336,597	15,897,451	45,843,145	31,866,652
Provision for loan losses	580,621	150,000	1,544,878	456,832

Net interest income after provision for loan losses	22,755,976	15,747,451	44,298,267	31,409,820

Noninterest Income
Service fees and charges	1,519,743	990,432	3,174,488	1,927,361
Bank card fees	1,196,082	766,607	2,294,632	1,450,121
Gain on sale of loans, net	200,864	327,549	407,901	615,612
Income from bank-owned life insurance	163,610	121,649	324,229	240,365
Gain (loss) on sale of assets, net	69	(460,029)	145,275	(104,489)
Other income	263,665	417,739	478,459	860,784

Total noninterest income	3,344,033	2,163,947	6,824,984	4,989,754

Noninterest Expense
Compensation and benefits	9,222,132	6,892,412	18,163,605	13,667,861
Occupancy	1,719,081	1,272,246	3,393,950	2,492,129
Marketing and advertising	306,434	287,807	565,989	514,403
Data processing and communication	2,344,224	1,073,303	4,023,270	2,148,510
Professional services	305,569	181,517	591,623	412,887
Forms, printing and supplies	273,995	155,144	630,599	290,443
Franchise and shares tax	363,248	191,816	728,548	393,782
Regulatory fees	342,947	312,437	722,284	635,275
Foreclosed assets, net	86,643	(101,096)	189,641	(159,871)
Other expenses	1,357,355	785,290	2,902,081	1,686,170

Total noninterest expense	16,321,628	11,050,876	31,911,590	22,081,589

Income before income tax expense	9,778,381	6,860,522	19,211,661	14,317,985
Income tax expense	2,002,631	2,374,725	3,972,364	4,826,487

Net Income	$7,775,750	$4,485,797	$15,239,297	$9,491,498

Earnings per share:
Basic	$0.86	$0.64	$1.69	$1.36

Diluted	$0.84	$0.62	$1.64	$1.31

Cash dividends declared per common share	$0.17	$0.14	$0.32	$0.27

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Income	$7,775,750	$4,485,797	$15,239,297	$9,491,498

Other Comprehensive (Loss) Income
Unrealized (losses) gains on investment securities	(1,012,656)	57,467	(3,009,953)	162,647
Tax effect	212,657	(20,113)	632,090	(56,926)

Other comprehensive (loss) income, net of taxes	(799,999)	37,354	(2,377,863)	105,721

Comprehensive Income	$6,975,751	$4,523,151	$12,861,434	$9,597,219

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2016	$73,502	$79,425,604	$(4,195,590)	$(119,633)	$104,647,375	$11,766	$179,843,024

Net income					9,491,498		9,491,498
Other comprehensive income						105,721	105,721
Purchase of Company’s common stock at cost, 91 shares	(1)	(539)			(1,684)		(2,224)
Cash dividends declared, $0.27 per share					(1,991,459)		(1,991,459)
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit 7,805 shares	78	17,055			(35,036)		(17,903)
Exercise of stock options	436	508,205					508,641
RRP shares released for allocation		(3,553)		7,648			4,095
ESOP shares released for allocation		578,954	178,540				757,494
Share-based compensation cost		239,978					239,978

Balance, June 30, 2017	$74,015	$80,765,704	$(4,017,050)	$(111,985)	$112,110,694	$117,487	$188,938,865

Balance, December 31, 2017	$93,955	$165,341,415	$(3,838,510)	$(83,903)	$117,312,630	$(954,861)	$277,870,726

Net income					15,239,297		15,239,297
Other comprehensive loss						(2,377,863)	(2,377,863)
Reclassification of stranded tax effects in accumulated other comprehensive income(1)					205,662	(205,662)	—
Purchase of Company’s common stock at cost, 1,077 shares	(11)	(10,759)			(37,536)		(48,306)
Cash dividends declared, $0.32 per share					(3,010,689)		(3,010,689)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 16,528 shares	165	169,891			(64,143)		105,913
Exercise of stock options	268	338,528					338,796
RRP shares released for allocation		(4,190)		6,453			2,263
ESOP shares released for allocation		719,115	178,540				897,655
Share-based compensation cost		343,088					343,088

Balance, June 30, 2018	$94,377	$166,897,088	$(3,659,970)	$(77,450)	$129,645,221	$(3,538,386)	$289,360,880

(1)	See Note 2 - Recent Accounting Pronouncements

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$15,239,297	$9,491,498
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,544,878	456,832
Depreciation	1,199,431	957,910
Amortization and accretion of purchase accounting valuations and intangibles	4,211,869	2,348,298
Net amortization of mortgage servicing asset	75,256	100,009
Federal Home Loan Bank stock dividends	(55,500)	(53,300)
Net amortization of discount on investments	983,158	827,562
Gain on loans sold, net	(407,901)	(615,612)
Proceeds, including principal payments, from loans held for sale	43,424,958	64,813,882
Originations of loans held for sale	(46,854,917)	(64,340,005)
Non-cash compensation	1,240,743	997,472
Deferred income tax expense (benefit)	317,512	(183,150)
(Increase) decrease in accrued interest receivable and other assets	(3,182,933)	607,288
Increase in cash surrender value of bank-owned life insurance	(324,229)	(240,365)
Decrease in accrued interest payable and other liabilities	(157,423)	(1,772,297)

Net cash provided by operating activities	17,254,199	13,396,022

Cash flows from investing activities:
Purchases of securities available for sale	(58,268,456)	(33,716,007)
Proceeds from maturities, prepayments and calls on securities available for sale	25,173,733	19,569,009
Decrease (increase) in loans, net	27,288,000	7,216,038
Decrease in interest-bearing deposits in banks	992,000	493,000
Proceeds from sale of repossessed assets	540,040	2,632,000
Purchases of office properties and equipment	(1,500,090)	(667,584)
Proceeds from sale of office properties and equipment	839,402	639,290
Proceeds from redemption of Federal Home Loan Bank stock	—	4,180,100

Net cash (used in) provided by investing activities	(4,935,371)	345,846

Cash flows from financing activities:
(Decrease) increase in deposits, net	(77,728,187)	61,170,327
Borrowings on Federal Home Loan Bank advances	—	130,750,000
Repayments of Federal Home Loan Bank advances	(1,904,955)	(181,771,583)
Proceeds from exercise of stock options	338,796	508,641
Issuance of stock under incentive plans	105,913	(17,903)
Dividends paid to shareholders	(3,010,689)	(1,991,459)
Purchase of Company’s common stock	(48,306)	(2,224)

Net cash (used in) provided by financing activities	(82,247,428)	8,645,799

Net change in cash and cash equivalents	(69,928,600)	22,387,667
Cash and cash equivalents at beginning of year	150,417,829	29,314,741

Cash and cash equivalents at end of year	$80,489,229	$51,702,408

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Home Bancorp, Inc. (the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six-month period ended June 30, 2018 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2017.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”. The ASU requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net carrying value at the amount expected to be collected on the financial assets. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount of financial assets. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. Off-balance-sheet arrangements such as commitments to extend credit, guarantees, and standby letters of credit that and are not unconditionally cancellable are also within the scope of this amendment. Credit losses relating to debt securities should be recorded through an allowance for credit losses. This ASU is effective for fiscal years beginning after December 31, 2019. An entity will apply the amendments in this update on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently assessing this accounting standard and the implementation of a new software application during 2018 to assist in determining the impact to our Consolidated Financial Statements. The adoption of this ASU could result in material changes in our accounting for credit losses. The extent of the impact upon adoption will depend on the characteristics of the Company’s loan portfolio and economic conditions on that date as well as forecasted conditions thereafter.

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

3. Investment Securities

Summary information regarding the Company’s investment securities classified as available for sale and held to maturity as of June 30, 2018 and December 31, 2017 is as follows.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
June 30, 2018
Available for sale:
U.S. agency mortgage-backed	$85,883	$483	$1,122	$467	$84,777
Collateralized mortgage obligations	149,983	58	1,706	1,771	146,564
Municipal bonds	22,372	111	42	—	22,441
U.S. government agency	10,500	33	56	—	10,477

Total available for sale	$268,738	$685	$2,926	$2,238	$264,259

Held to maturity:
Municipal bonds	$12,869	$30	$18	$31	$12,850

Total held to maturity	$12,869	$30	$18	$31	$12,850

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
December 31, 2017
Available for sale:
U.S. agency mortgage-backed	$84,639	$619	$270	$298	$84,690
Collateralized mortgage obligations	115,435	46	671	1,075	113,735
Municipal bonds	25,362	177	17	1	25,521
U.S. government agency	11,026	42	21	—	11,047

Total available for sale	$236,462	$884	$979	$1,374	$234,993

Held to maturity:
Municipal bonds	$13,034	$54	$18	$15	$13,055

Total held to maturity	$13,034	$54	$18	$15	$13,055

The estimated fair value and amortized cost by contractual maturity of the Company’s investment securities as of June 30, 2018 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$1,749	$11,805	$40,672	$30,551	$84,777
Collateralized mortgage obligations	—	5,806	15,863	124,895	146,564
Municipal bonds	3,609	9,021	6,968	2,843	22,441
U.S. government agency	1,002	3,962	4,051	1,462	10,477

Total securities available for sale	$6,360	$30,594	$67,554	$159,751	$264,259

Securities held to maturity:
Municipal bonds	$—	$6,568	$5,222	$1,060	$12,850

Total securities held to maturity	$—	$6,568	$5,222	$1,060	$12,850

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$1,749	$12,117	$41,564	$30,453	$85,883
Collateralized mortgage obligations	—	5,848	16,208	127,927	149,983
Municipal bonds	3,593	8,981	6,942	2,856	22,372
U.S. government agency	999	3,998	4,022	1,481	10,500

Total securities available for sale	$6,341	$30,944	$68,736	$162,717	$268,738

Securities held to maturity:
Municipal bonds	$—	$6,550	$5,253	$1,066	$12,869

Total securities held to maturity	$—	$6,550	$5,253	$1,066	$12,869

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

As of June 30, 2018, 155 of the Company’s investment securities had unrealized losses totaling 2.4% of the individual securities’ amortized cost basis and 1.9% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 41 of the 155 securities had been in a continuous loss position for over 12 months. The 41 securities had an aggregate amortized cost basis of $58.0 million and an unrealized loss of $2.3 million at June 30, 2018. Management has the intent and ability to hold these securities until maturity, or until anticipated recovery; hence, no declines in these securities were deemed other-than-temporary at June 30, 2018.

As of June 30, 2018 and December 31, 2017, the Company had $157,479,000 and $121,984,000, respectively, of securities pledged to secure public deposits.

4. Earnings Per Share

Earnings per common share were computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net income available to common shareholders	$7,776	$4,486	$15,239	$9,491

Denominator:
Weighted average common shares outstanding	9,048	6,972	9,030	6,954
Effect of dilutive securities:
Restricted stock	20	3	22	3

Stock options	231	259	232	264

Weighted average common shares outstanding – assuming dilution	9,299	7,234	9,284	7,221

Basic earnings per common share	$0.86	$0.64	$1.69	$1.36

Diluted earnings per common share	$0.84	$0.62	$1.64	$1.31

Options on 19,172 and 62,196 shares of common stock were not included in the computation of diluted earnings per share for the three months ended June 30, 2018 and June 30, 2017, respectively, because the effect of these shares was anti-dilutive. Options on 9,808 and 52,761 shares of common stock were not included in the computation of diluted earnings per share for the six months ended June 30, 2018 and June 30, 2017, respectively, because the effect of these shares was anti-dilutive.

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

Allowance for Loan Losses

The allowance for loan losses and recorded investment in loans as of the dates indicated are as follows.

	As of June 30, 2018
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,763	$—	$25	$1,788
Home equity loans and lines	701	348	71	1,120
Commercial real estate	5,173	—	209	5,382
Construction and land	1,970	—	8	1,978
Multi-family residential	423	—	111	534
Commercial and industrial	2,614	346	575	3,535
Consumer	490	—	146	636

Total allowance for loan losses	$13,134	$694	$1,145	$14,973

	As of June 30, 2018
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Loans:
One- to four-family first mortgage	$211,485	$—	$246,945	$458,430
Home equity loans and lines	53,392	896	35,942	90,230
Commercial real estate	387,348	22	217,369	604,739
Construction and land	135,072	—	45,563	180,635
Multi-family residential	33,763	—	14,158	47,921
Commercial and industrial	126,380	946	57,690	185,016
Consumer	38,338	—	20,370	58,708

Total loans	$985,778	$1,864	$638,037	$1,625,679

	As of December 31, 2017
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,574	$—	$89	$1,663
Home equity loans and lines	676	348	78	1,102
Commercial real estate	4,766	—	140	4,906
Construction and land	1,742	—	7	1,749
Multi-family residential	355	—	—	355
Commercial and industrial	2,721	1,625	184	4,530
Consumer	496	—	6	502

Total allowance for loan losses	$12,330	$1,973	$504	$14,807

	As of December 31, 2017
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Loans:
One- to four-family first mortgage	$199,199	$—	$278,012	$477,211
Home equity loans and lines	53,349	925	40,171	94,445
Commercial real estate	369,740	22	241,596	611,358
Construction and land	124,963	—	52,300	177,263
Multi-family residential	30,540	—	20,438	50,978
Commercial and industrial	120,818	2,512	61,954	185,284
Consumer	39,854	—	21,402	61,256

Total loans	$938,463	$3,459	$715,873	$1,657,795

(1)	$11.9 million and $14.2 million in Acquired Loans were deemed to be acquired impaired loans and were accounted for under ASC 310-30 at June 30, 2018 and December 31, 2017, respectively.

A summary of activity in the allowance for loan losses for the six months ended June 30, 2018 and June 30, 2017 follows.

	For the Six Months Ended June 30, 2018
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,574	$—	$—	$189	$1,763
Home equity loans and lines	1,024	—	3	23	1,049
Commercial real estate	4,766	—	—	407	5,173
Construction and land	1,742	—	—	228	1,970
Multi-family residential	355	—	—	68	423
Commercial and industrial	4,346	(1,500)	152	(38)	2,960
Consumer	496	(45)	11	28	490

Total allowance for loan losses	$14,303	$(1,545)	166	$904	$13,828

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$89	$—	$—	$(64)	$25
Home equity loans and lines	78	—	—	(7)	71
Commercial real estate	140	—	—	69	209
Construction and land	7	—	—	1	8
Multi-family residential	—	—	—	111	111
Commercial and industrial	184	—	—	391	575
Consumer	6	—	—	140	146

Total allowance for loan losses	$504	$—	$—	$641	$1,145

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,663	$—	$—	$125	$1,788
Home equity loans and lines	1,102	—	3	15	1,120
Commercial real estate	4,906	—	—	476	5,382
Construction and land	1,749	—	—	229	1,978
Multi-family residential	355	—	—	179	534
Commercial and industrial	4,530	(1,500)	152	353	3,535
Consumer	502	(45)	11	168	636

Total allowance for loan losses	$14,807	$(1,545)	$166	$1,545	$14,973

	For the Six Months Ended June 30, 2017
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,436	$—	$—	$67	$1,503
Home equity loans and lines	654	(10)	16	369	1,029
Commercial real estate	4,177	—	—	270	4,447
Construction and land	1,763	—	—	(223)	1,540
Multi-family residential	361	—	—	12	373
Commercial and industrial	3,316	(58)	113	(21)	3,350
Consumer	513	(23)	4	(9)	485

Total allowance for loan losses	$12,220	$(91)	$133	$465	$12,727

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$75	$—	$—	$(16)	$59
Home equity loans and lines	74	—	—	(12)	62
Commercial real estate	—	—	—	—	—
Construction and land	19	—	—	(12)	7
Multi-family residential	—	—	—	—	—
Commercial and industrial	123	—	—	30	153
Consumer	—	—	—	2	2

Total allowance for loan losses	$291	$—	$—	$(8)	$283

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,511	$—	$—	$51	$1,562
Home equity loans and lines	728	(10)	16	357	1,091
Commercial real estate	4,177	—	—	270	4,447
Construction and land	1,782	—	—	(235)	1,547
Multi-family residential	361	—	—	12	373
Commercial and industrial	3,439	(58)	113	9	3,503
Consumer	513	(23)	4	(7)	487

Total allowance for loan losses	$12,511	$(91)	$133	$457	$13,010

Credit Quality

The following tables present the Company’s loan portfolio by credit quality classification as of the dates indicated.

	June 30, 2018
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$206,903	$1,625	$2,957	$—	$211,485
Home equity loans and lines	52,549	—	1,739	—	54,288
Commercial real estate	374,122	4,590	8,658	—	387,370
Construction and land	132,756	1,136	1,180	—	135,072
Multi-family residential	33,763	—	—	—	33,763
Commercial and industrial	113,521	6,730	7,075	—	127,326
Consumer	38,033	144	161	—	38,338

Total originated loans	$951,647	$14,225	$21,770	$—	$987,642

Acquired loans:
One- to four-family first mortgage	$239,509	$1,746	$5,690	$—	$246,945
Home equity loans and lines	35,438	322	182	—	35,942
Commercial real estate	196,435	10,868	10,066	—	217,369
Construction and land	43,569	1,386	608	—	45,563
Multi-family residential	13,300	598	260	—	14,158
Commercial and industrial	53,194	1,989	2,507	—	57,690
Consumer	19,773	312	285	—	20,370

Total acquired loans	$601,218	$17,221	$19,598	$—	$638,037

Total loans:
One- to four-family first mortgage	$446,412	$3,371	$8,647	$—	$458,430
Home equity loans and lines	87,987	322	1,921	—	90,230
Commercial real estate	570,557	15,458	18,724	—	604,739
Construction and land	176,325	2,522	1,788	—	180,635
Multi-family residential	47,063	598	260	—	47,921
Commercial and industrial	166,715	8,719	9,582	—	185,016
Consumer	57,806	456	446	—	58,708

Total loans	$1,552,865	$31,446	$41,368	$—	$1,625,679

	December 31, 2017
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$196,203	$990	$2,006	$—	$199,199
Home equity loans and lines	52,492	283	1,499	—	54,274
Commercial real estate	356,020	5,080	8,662	—	369,762
Construction and land	122,076	2,043	844	—	124,963
Multi-family residential	30,540	—	—	—	30,540
Commercial and industrial	105,097	4,640	13,593	—	123,330
Consumer	39,335	120	399	—	39,854

Total originated loans	$901,763	$13,156	$27,003	$—	$941,922

Acquired loans:
One- to four-family first mortgage	$269,144	$2,825	$6,043	$—	$278,012
Home equity loans and lines	39,603	307	261	—	40,171
Commercial real estate	218,234	12,522	10,840	—	241,596
Construction and land	48,748	3,056	496	—	52,300
Multi-family residential	19,644	636	158	—	20,438
Commercial and industrial	56,635	2,998	2,321	—	61,954
Consumer	21,172	69	161	—	21,402

Total acquired loans	$673,180	$22,413	$20,280	$—	$715,873

Total loans:
One- to four-family first mortgage	$465,347	$3,815	$8,049	$—	$477,211
Home equity loans and lines	92,095	590	1,760	—	94,445
Commercial real estate	574,254	17,602	19,502	—	611,358
Construction and land	170,824	5,099	1,340	—	177,263
Multi-family residential	50,184	636	158	—	50,978
Commercial and industrial	161,732	7,638	15,914	—	185,284
Consumer	60,507	189	560	—	61,256

Total loans	$1,574,943	$35,569	$47,283	$—	$1,657,795

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

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

Age analysis of past due loans as of the dates indicated are as follows.

	June 30, 2018
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,790	$377	$561	$2,728	$208,757	$211,485
Home equity loans and lines	116	46	69	231	54,057	54,288
Commercial real estate	765	167	142	1,074	386,296	387,370
Construction and land	467	35	—	502	134,570	135,072
Multi-family residential	—	—	—	—	33,763	33,763

Total real estate loans	3,138	625	772	4,535	817,443	821,978

Other loans:
Commercial and industrial	144	124	257	525	126,801	127,326
Consumer	160	35	63	258	38,080	38,338

Total other loans	304	159	320	783	164,881	165,664

Total originated loans	$3,442	$784	$1,092	$5,318	$982,324	$987,642

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$4,101	$837	$2,958	$7,896	$239,049	$246,945
Home equity loans and lines	145	101	76	322	35,620	35,942
Commercial real estate	751	765	1,092	2,608	214,761	217,369
Construction and land	659	12	363	1,034	44,529	45,563
Multi-family residential	—	—	—	—	14,158	14,158

Total real estate loans	5,656	1,715	4,489	11,860	548,117	559,977

Other loans:
Commercial and industrial	79	257	747	1,083	56,607	57,690
Consumer	472	63	165	700	19,670	20,370

Total other loans	551	320	912	1,783	76,277	78,060

Total acquired loans	$6,207	$2,035	$5,401	$13,643	$624,394	$638,037

Total loans:
Real estate loans:
One- to four-family first mortgage	$5,891	$1,214	$3,519	$10,624	$447,806	$458,430
Home equity loans and lines	261	147	145	553	89,677	90,230
Commercial real estate	1,516	932	1,234	3,682	601,057	604,739
Construction and land	1,126	47	363	1,536	179,099	180,635
Multi-family residential	—	—	—	—	47,921	47,921

Total real estate loans	8,794	2,340	5,261	16,395	1,365,560	1,381,955

Other loans:
Commercial and industrial	223	381	1,004	1,608	183,408	185,016
Consumer	632	98	228	958	57,750	58,708

Total other loans	855	479	1,232	2,566	241,158	243,724

Total loans	$9,649	$2,819	$6,493	$18,961	$1,606,718	$1,625,679

	December 31, 2017
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$837	$131	$44	$1,012	$198,187	$199,199
Home equity loans and lines	1,018	—	26	1,044	53,230	54,274
Commercial real estate	670	—	—	670	369,092	369,762
Construction and land	744	—	200	944	124,019	124,963
Multi-family residential	—	—	—	—	30,540	30,540

Total real estate loans	3,269	131	270	3,670	775,068	778,738

Other loans:
Commercial and industrial	882	825	1,641	3,348	119,982	123,330
Consumer	380	9	278	667	39,187	39,854

Total other loans	1,262	834	1,919	4,015	159,169	163,184

Total originated loans	$4,531	$965	$2,189	$7,685	$934,237	$941,922

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$3,867	$2,087	$2,816	$8,770	$269,242	$278,012
Home equity loans and lines	137	61	46	244	39,927	40,171
Commercial real estate	5,071	436	1,864	7,371	234,225	241,596
Construction and land	2,089	159	239	2,487	49,813	52,300
Multi-family residential	—	—	—	—	20,438	20,438

Total real estate loans	11,164	2,743	4,965	18,872	613,645	632,517

Other loans:
Commercial and industrial	809	678	185	1,672	60,282	61,954
Consumer	329	152	95	576	20,826	21,402

Total other loans	1,138	830	280	2,248	81,108	83,356

Total acquired loans	$12,302	$3,573	$5,245	$21,120	$694,753	$715,873

Total loans:
Real estate loans:
One- to four-family first mortgage	$4,704	$2,218	$2,860	$9,782	$467,429	$477,211
Home equity loans and lines	1,155	61	72	1,288	93,157	94,445
Commercial real estate	5,741	436	1,864	8,041	603,317	611,358
Construction and land	2,833	159	439	3,431	173,832	177,263
Multi-family residential	—	—	—	—	50,978	50,978

Total real estate loans	14,433	2,874	5,235	22,542	1,388,713	1,411,255

Other loans:
Commercial and industrial	1,691	1,503	1,826	5,020	180,264	185,284
Consumer	709	161	373	1,243	60,013	61,256

Total other loans	2,400	1,664	2,199	6,263	240,277	246,540

Total loans	$16,833	$4,538	$7,434	$28,805	$1,628,990	$1,657,795

Excluding Acquired Loans with deteriorated credit quality, the Company did not have any loans greater than 90 days past due and accruing as of June 30, 2018 or December 31, 2017.

The following table summarizes the accretable yield on loans accounted for under ASC 310-30 as of the dates indicated.

	For the Six Months Ended
(dollars in thousands)	June 30, 2018	June 30, 2017
Balance at beginning of period	$(9,303)	$(11,091)
Accretion	1,222	1,746

Transfers from nonaccretable difference to accretable yield	(1,880)	(1,538)

Balance at end of period	$(9,961)	$(10,883)

The following table summarizes information pertaining to Originated Loans, which were deemed impaired loans as of the dates indicated.

	For the Period Ended June 30, 2018
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	455	476	—	461	—
Commercial real estate	22	23	—	22	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	413	607	—	357	—
Consumer	—	—	—	—	—

Total	$890	$1,106	$—	$840	$—

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	441	460	348	446	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	533	554	346	1,161	1
Consumer	—	—	—	—	—

Total	$974	$1,014	$694	$1,607	$1

Total impaired loans:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	896	936	348	907	—
Commercial real estate	22	23	—	22	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	946	1,161	346	1,518	1
Consumer	—	—	—	—	—

Total	$1,864	$2,120	$694	$2,447	$1

	For the Period Ended December 31, 2017
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	470	476	—	395	1
Commercial real estate	22	32	—	19	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	428	434	—	2,849	2
Consumer	—	—	—	—	—

Total	$920	$942	$—	$3,263	$3

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$42	$—
Home equity loans and lines	455	461	348	383	1
Commercial real estate	—	—	—	296	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	2,084	2,157	1,625	1,985	52
Consumer	—	—	—	—	—

Total	$2,539	$2,618	$1,973	$2,706	$53

Total impaired loans:
One- to four-family first mortgage	$—	$—	$—	$42	$—
Home equity loans and lines	925	937	348	778	2
Commercial real estate	22	32	—	315	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	2,512	2,591	1,625	4,834	54
Consumer	—	—	—	—	—

Total	$3,459	$3,560	$1,973	$5,969	$56

	For the Period Ended June 30, 2017
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	476	476	—	317	12
Commercial real estate	22	23	—	15	1
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	3,203	3,336	—	3,359	95
Consumer	—	—	—	—	—

Total	$3,701	$3,835	$—	$3,691	$108

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$83	$—
Home equity loans and lines	461	461	348	307	11
Commercial real estate	435	470	6	448	10
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	2,083	2,170	934	1,967	56
Consumer	—	—	—	—	—

Total	$2,979	$3,101	$1,288	$2,805	$77

Total impaired loans:
One- to four-family first mortgage	$—	$—	$—	$83	$—
Home equity loans and lines	937	937	348	624	23
Commercial real estate	457	493	6	463	11
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	5,286	5,506	934	5,326	151
Consumer	—	—	—	—	—

Total	$6,680	$6,936	$1,288	$6,496	$185

The following table summarizes information pertaining to nonaccrual loans as of dates indicated.

	June 30, 2018			December 31, 2017
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans:
One- to four-family first mortgage	$2,957	$1,544	$4,501	$2,006	$1,167	$3,173
Home equity loans and lines	1,678	157	1,835	1,434	108	1,542
Commercial real estate	8,659	463	9,122	8,662	95	8,757
Construction and land	6	379	385	200	249	449
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	5,087	883	5,970	9,678	932	10,610
Consumer	161	270	431	399	103	502

Total	$18,548	$3,696	$22,244	$22,379	$2,654	$25,033

(1)

Table excludes Acquired Loans which were being accounted for under ASC 310-30 because they continue to earn interest from accretable yield regardless of their status as past due or otherwise not in compliance with their contractual terms. Acquired Loans with deteriorated credit quality, which were being accounting for under ASC 310-30 and which were 90 days or more past due totaled $2.7 million and $4.3 million as of June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018, the Company had no outstanding commitments to lend additional funds to any customer whose loan was classified as impaired.

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

Information about the Company’s TDRs is presented in the following tables.

	As of June 30, 2018
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$221	$—	$1,867	$2,088
Home equity loans and lines	—	61	556	617
Commercial real estate	119	—	7,342	7,461
Construction and land	153	—	—	153
Multi-family residential	—	—	—	—

Total real estate loans	493	61	9,765	10,319

Other loans:
Commercial and industrial	2,163	—	578	2,741
Consumer	—	—	98	98

Total other loans	2,163	—	676	2,839

Total loans	$2,656	$61	$10,441	$13,158

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$208	$—	$54	$262
Home equity loans and lines	—	—	70	70
Commercial real estate	—	761	—	761
Construction and land	—	—	—	—
Multi-family residential	—	—	—	—

Total real estate loans	208	761	124	1,093

Other loans:
Commercial and industrial	77	—	824	901
Consumer	8	—	—	8

Total other loans	85	—	824	909

Total loans	$293	$761	$948	$2,002

Total loans:
Real estate loans:
One- to four-family first mortgage	$429	$—	$1,921	$2,350
Home equity loans and lines	—	61	626	687
Commercial real estate	119	761	7,342	8,222
Construction and land	153	—	—	153
Multi-family residential	—	—	—	—

Total real estate loans	701	822	9,889	11,412

Other loans:
Commercial and industrial	2,240	—	1,402	3,642
Consumer	8	—	98	106

Total other loans	2,248	—	1,500	3,748

Total loans	$2,949	$822	$11,389	$15,160

	As of December 31, 2017
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$306	$274	$473	$1,053
Home equity loans and lines	275	64	316	655
Commercial real estate	96	332	1,942	2,370
Construction and land	169	—	—	169
Multi-family residential	—	—	—	—

Total real estate loans	846	670	2,731	4,247

Other loans:
Commercial and industrial	—	—	4,581	4,581
Consumer	—	—	178	178

Total other loans	—	—	4,759	4,759

Total loans	$846	$670	$7,490	$9,006

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$214	$3	$59	$276
Home equity loans and lines	—	—	91	91
Commercial real estate	—	803	—	803
Construction and land	—	—	—	—
Multi-family residential	—	—	—	—

Total real estate loans	214	806	150	1,170

Other loans:
Commercial and industrial	—	—	203	203
Consumer	—	—	—	—

Total other loans	—	—	203	203

Total loans	$214	$806	$353	$1,373

Total loans:
Real estate loans:
One- to four-family first mortgage	$520	$277	$532	$1,329
Home equity loans and lines	275	64	407	746
Commercial real estate	96	1,135	1,942	3,173
Construction and land	169	—	—	169
Multi-family residential	—	—	—	—

Total real estate loans	1,060	1,476	2,881	5,417

Other loans:
Commercial and industrial	—	—	4,784	4,784
Consumer	—	—	178	178

Total other loans	—	—	4,962	4,962

Total loans	$1,060	$1,476	$7,843	$10,379

The following table summarizes information pertaining to loans modified as of the periods indicated.

	For the Six Months Ended June 30,
	2018			2017
(dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
One- to four-family first mortgage	2	$1,146	$1,146	5	$275	$272
Home equity loans and lines	—	—	—	1	15	14
Commercial real estate	2	6,461	5,950	1	448	448
Construction and land	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	2	775	713	1	1,461	1,169
Other consumer	1	8	8	2	60	57

Total	7	$8,390	$7,817	10	$2,259	$1,960

None of the performing troubled debt restructurings as of June 30, 2018 had defaulted subsequent to the restructuring through the date the financial statements were available to be issued.

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

Management primarily identifies investment securities, which may have traded in illiquid or inactive markets, by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of June 30, 2018, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets measured for fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

(dollars in thousands)	June 30, 2018	Level 1	Level 2	Level 3
Available for sale securities:

U.S. agency mortgage-backed	$84,777	$—	$84,777	$—
Collateralized mortgage obligations	146,564	—	146,564	—
Municipal bonds	22,441	—	22,441	—
U.S. government agency	10,477	—	10,477	—

Total	$264,259	$—	$264,259	$—

(dollars in thousands)	December 31, 2017	Level 1	Level 2	Level 3
Available for sale securities:

U.S. agency mortgage-backed	$87,758	$—	$87,758	$—
Collateralized mortgage obligations	113,735	—	113,735	—
Municipal bonds	25,521	—	25,521	—
U.S. government agency	7,980	—	7,980	—

Total	$234,994	$—	$234,994	$—

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

		Fair Value Measurements Using
(dollars in thousands)	June 30, 2018	Level 1	Level 2	Level 3
Assets
Impaired loans	$1,170	$—	$—	$1,170
Repossessed assets	492	—	—	492

Total	$1,662	$—	$—	$1,662

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2017	Level 1	Level 2	Level 3
Assets
Impaired loans	$1,486	$—	$—	$1,486
Repossessed assets	728	—	—	728

Total	$2,214	$—	$—	$2,214

The following table shows significant observable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of June 30, 2018:
Impaired loans	$1,170	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 93%	34%
Repossessed assets	$492	Third party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	6% - 100%	45%

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2017:
Impaired loans	$1,486	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	57%
Repossessed assets	$728	Third party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	6% - 100%	28%

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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at June 30, 2018
	Carrying
(dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$80,489	$80,489	$80,489	$—	$—
Interest-bearing deposits in banks	1,429	1,429	1,429	—	—
Investment securities available for sale	264,259	264,259	—	264,259	—
Investment securities held to maturity	12,869	12,850	—	12,850	—
Mortgage loans held for sale	9,711	9,711	—	9,711	—
Loans, net	1,610,706	1,597,731	—	1,596,561	1,170
Cash surrender value of BOLI	29,228	29,228	29,228	—	—

Financial Liabilities
Deposits	$1,788,545	$1,785,630	$—	$1,785,630	$—
Short-term FHLB advances	3,578	3,578	3,578	—	—
Long-term FHLB advances	66,396	65,272	—	65,272	—

		Fair Value Measurements at December 31, 2017
	Carrying
(dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$150,418	$150,418	$150,418	$—	$—
Interest-bearing deposits in banks	2,421	2,421	2,421	—	—
Investment securities available for sale	234,993	234,993	—	234,993	—
Investment securities held to maturity	13,034	13,055	—	13,055	—
Mortgage loans held for sale	5,873	5,873	—	5,873	—
Loans, net	1,642,987	1,642,634	—	1,641,148	1,486
Cash surrender value of BOLI	28,904	28,904	28,904	—	—

Financial Liabilities
Deposits	$1,866,227	$1,864,735	$—	$1,864,735	$—
Short-term FHLB advances	3,642	3,642	3,642	—	—
Long-term FHLB advances	68,183	67,143	—	67,143	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Home Bank, N. A. (the “Bank”), from December 31, 2017 through June 30, 2018 and on its results of operations for the three and six months ended June 30, 2018 and June 30, 2017. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

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

EXECUTIVE OVERVIEW

During the second quarter of 2018, the Company earned $7.8 million, an increase of $3.3 million, or 73.3%, compared to the second quarter of 2017. Diluted earnings per share for the second quarter of 2018 were $0.84, an increase of $0.22, or 35.5%, compared to the second quarter of 2017. The second quarter of 2018 includes merger expenses related to the acquisition of St. Martin Bancshares, Inc. (“SMB”) totaling $894,000, net of taxes. The second quarter of 2017 includes a net loss of $416,000 on the sale of assets, net of taxes, due primarily from the write down of a closed banking center.

During the six months ended June 30, 2018, the Company earned $15.2 million, an increase of $5.7 million, or 60.6%, compared to the six months ended June 30, 2017. Diluted earnings per share for the six months ended June 30, 2018 were $1.64, an increase of $0.33, or 25.2%, compared to the six months ended June 30, 2017. The six months ended June 30, 2018 includes merger expenses related to the acquisition of SMB totaling $1.6 million, net of taxes, and the banking center write down noted above.

Key components of the Company’s performance during the three and six months ended June 30, 2018 include:

•	Assets totaled $2.2 billion as of June 30, 2018, a decrease of $68.1 million, or 3.1%, from December 31, 2017.

•	Loans as of June 30, 2018 were $1.6 billion, a decrease of $32.1 million, or 1.9%, from December 31, 2017.

•	Investment securities totaled $277.1 million as of June 30, 2018, an increase of $29.1 million, or 11.7%, from December 31, 2017.

•	Deposits totaled $1.8 billion as of June 30, 2018, a decrease of $77.7 million, or 4.2%, from December 31, 2017.

•

Interest income increased $8.2 million, or 47.0%, in the second quarter of 2018 compared to the second quarter of 2017. For the six months ended June 30, 2018, interest income increased $15.5 million, or 44.7%, compared to the six months ended June 30, 2017. The increases in 2018 were driven primarily by the addition of the interest-earning assets acquired from SMB.

•

Interest expense increased $737,000, or 49.1%, in the second quarter of 2018 compared to the second quarter of 2017. For the six months ended June 30, 2018, interest expense increased $1.6 million, or 54.0%, compared to the six months ended June 30, 2017. The increase in 2018 was primarily the result of the addition of the interest-bearing liabilities acquired from SMB.

•

The provision for loan losses totaled $581,000 for the second quarter of 2018, an increase of $431,000, or 287.1%, compared to the second quarter of 2017. At June 30, 2018, the Company’s ratio of the allowance for loan losses to total loans was 0.92%, compared to 1.07% at June 30, 2017. Excluding Acquired Loans, the ratio of the allowance for loan losses to total loans was 1.40% at both June 30, 2018 and June 30, 2017. The Company recorded $1.4 million in net loan charge-offs for the first six months of 2018, compared to net loan recoveries of $42,000 for the first six months of 2017.

•

Noninterest income for the second quarter of 2018 increased $1.2 million, or 54.5%, compared to the second quarter of 2017. For the six months ended June 30, 2018, noninterest income increased $1.8 million, or 36.8%, compared to the six months ended June 30, 2017. The second quarter of 2017 includes a $449,000 (pre-tax) write down on a closed banking center in Vicksburg, Mississippi. The increase for the comparative quarters resulted primarily from additional service fees and charges and bank card fees due to the SMB acquisition (up $529,000 and $429,000, respectively) and the absence of a net loss on the sale of assets totaling $460,000 (pre-tax) primarily due to the write down of a closed banking center, which were partially offset by decreases in other income (down $154,000 due to lower recoveries on acquired assets) and gains on the sale of mortgage loans (down $127,000). The increase in the six month comparative periods resulted primarily from additional service fees and charges and bank card fees due to the SMB acquisition (up $1.2 million and $845,000, respectively), which were partially offset by decreases in gains on the sale of mortgage loans (down $208,000).

•

Noninterest expense for the second quarter of 2018 increased $5.3 million, or 47.7%, compared to the second quarter of 2017. Noninterest expense for the six months ended June 30, 2018 increased $9.8 million, or 44.5%, compared to the six months ended June 30, 2017. Noninterest expense includes merger-related expenses, which totaled $1.1 million (pre-tax) for the three months ended June 30, 2018 and $2.0 million (pre-tax) for the six months ended June 30, 2018. The increases in noninterest expense related primarily to the growth of the Company’s employee base, higher occupancy and data processing costs due to the SMB acquisition.

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – Loans outstanding as of June 30, 2018 were $1.6 billion, a decrease of $32.1 million from December 31, 2017. Growth in originated loans of 4.9% (9.8% annualized) during the first six months of 2018 was offset by reductions in Acquired Loan balances.

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

	June 30,	December 31,	Increase/(Decrease)
(dollars in thousands)	2018	2017	Amount	Percent
Real estate loans:
One- to four-family first mortgage	$458,430	$477,211	$(18,781)	(3.9)%
Home equity loans and lines	90,230	94,445	(4,215)	(4.5)
Commercial real estate	604,739	611,358	(6,619)	(1.1)
Construction and land	180,635	177,263	3,372	1.9
Multi-family residential	47,921	50,978	(3,057)	(6.0)

Total real estate loans	1,381,955	1,411,255	(29,300)	(2.1)

Other loans:
Commercial and industrial	185,016	185,284	(268)	(0.1)
Consumer	58,708	61,256	(2,548)	(4.2)

Total other loans	243,724	246,540	(2,816)	(1.1)

Total loans	$1,625,679	$1,657,795	$(32,116)	(1.9)%

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger (i.e., loans with balances of $100,000 or greater) commercial real estate loans, multi-family residential loans, construction and land loans and commercial and industrial loans are individually evaluated for impairment. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer at the bank. The Company typically orders an “as is” valuation for collateral property if a loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of June 30, 2018 and December 31, 2017, loans individually evaluated for impairment, excluding Acquired Loans, amounted to $1.9 million and $3.5 million, respectively. As of June 30, 2018 and December 31, 2017, acquired impaired loans (loans considered to have deteriorated credit quality at the time of acquisition) amounted to $11.9 million and $14.2 million, respectively. As of June 30, 2018 and December 31, 2017, substandard loans, excluding Acquired Loans, amounted to $21.8 million and $27.0 million, respectively. The amount of the allowance for loan losses allocated to substandard loans originated by Home Bank totaled $694,000 as of June 30, 2018 and $2.0 million as of December 31, 2017. The amount of the allowance for loan losses allocated to Acquired Loans totaled $1.1 million and $504,000, respectively, at such dates. There were no assets classified as doubtful or loss as of June 30, 2018 or December 31, 2017.

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

	June 30, 2018			December 31, 2017
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans(2):
Real estate loans:
One- to four-family first mortgage	$2,957	$1,544	$4,501	$2,006	$1,167	$3,173
Home equity loans and lines	1,678	157	1,835	1,434	108	1,542
Commercial real estate	8,659	463	9,122	8,662	95	8,757
Construction and land	6	379	385	200	249	449
Multi-family residential	—	—	—	—	—	—
Other loans:
Commercial and industrial	5,087	883	5,970	9,678	932	10,610
Consumer	161	270	431	399	103	502

Total nonaccrual loans	18,548	3,696	22,244	22,379	2,654	25,033
Accruing loans 90 days or more past due	—	—	—	—	—	—

Total nonperforming loans	18,548	3,696	22,244	22,379	2,654	25,033
Foreclosed assets	86	406	492	144	584	728

Total nonperforming assets	18,634	4,102	22,736	22,523	3,238	25,761

	June 30, 2018			December 31, 2017
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Performing troubled debt restructurings	2,717	1,054	3,771	1,516	1,020	2,536

Total nonperforming assets and troubled debt restructurings	$21,351	$5,156	$26,507	$24,039	$4,258	$28,297

Nonperforming loans to total loans			1.37%			1.51%
Nonperforming loans to total assets			1.03%			1.12%
Nonperforming assets to total assets			1.05%			1.16%

(1)

Table excludes Acquired Loans, which were being accounted for under ASC 310-30 because they continue to earn interest from accretable yield regardless of their status as past due or otherwise not in compliance with their contractual terms. Acquired Loans with deteriorated credit quality, which were being accounted for under ASC 310-30 and which were 90 days or more past due, totaled $7.1 million and $4.3 million as of June 30, 2018 and December 31, 2017, respectively.

(2)

Nonaccrual loans include originated restructured loans placed on nonaccrual totaling $10.4 million and $7.5 million at June 30, 2018 and December 31, 2017, respectively. Acquired restructured loans placed on nonaccrual totaled $949,000 and $353,000 at June 30, 2018 and December 31, 2017, respectively.

The Company recorded net loan recoveries for the second quarter of 2018 of $123,000 and net loan charge-offs for the six months ended June 30, 2018 of $1.4 million. The Company recorded net loan charge-offs for the second quarter of 2017 of $58,000 and net loan recoveries for the six months ended June 30, 2017 of $42,000.

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

Acquired Loans were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. If the present value of expected cash flows for a pool is less than its carrying value, an impairment is recognized by an increase in the allowance for loan losses and a charge to the provision for loan losses. As of June 30, 2018 and December 31, 2017, $1.1 million and $504,000, respectively, of our allowance for loan losses was allocated to Acquired Loans.

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

The following table presents the activity in the allowance for loan losses during the first six months of 2018.

(dollars in thousands)	Originated	Acquired	Total
Balance, December 31, 2017	$14,303	$504	$14,807
Provision charged to operations	904	641	1,545
Loans charged off	(1,545)	—	(1,545)
Recoveries on charged off loans	166	—	166

Balance, June 30, 2018	$13,828	$1,145	$14,973

At June 30, 2018, the Company’s ratio of allowance for loan losses to total loans was 0.92%, compared to 0.89% and 1.07% at December 31, 2017 and June 30, 2017, respectively. Excluding Acquired Loans, the ratio of allowance for loan losses to total loans was 1.40% at June 30, 2018, compared to 1.52% and 1.40% at December 31, 2017 and June 30, 2017, respectively.

The allowance for loan losses attributable to originated direct energy-related loans totaled 2.61% of the outstanding balance of energy-related loans at June 30, 2018, compared to 2.49% and 1.34% at December 31, 2017 and June 30, 2017, respectively.

Investment Securities

The Company’s investment securities portfolio totaled $277.1 million as of June 30, 2018, an increase of $29.1 million, or 11.7%, from December 31, 2017. As of June 30, 2018, the Company had a net unrealized loss on its available for sale investment securities portfolio of $4.5 million, compared to a net unrealized loss of $1.5 million as of December 31, 2017.

The following table summarizes activity in the Company’s investment securities portfolio during the first six months of 2018.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2017	$234,993	$13,034
Purchases	58,268	—
Sales	—	—
Principal maturities, prepayments and calls	(25,174)	—
Amortization of premiums and accretion of discounts	(818)	(165)
Decrease in market value	(3,010)	—

Balance, June 30, 2018	$264,259	$12,869

Funding Sources

Deposits – Deposits totaled $1.8 billion as of June 30, 2018, a decrease of $77.7 million, or 4.2%, compared to December 31, 2017. Core deposits (i.e. checking, savings and money market accounts) totaled $1.4 billion as of June 30, 2018, a decrease of $40.6 million, or 2.7%, compared to December 31, 2017. Certificates of deposit totaled $352.0 million as of June 30, 2018, a decrease of $37.1 million, or 9.5%, compared to December 31, 2017. Management anticipates that to retain existing deposits and attract new deposit inflows further deposit rate increases are likely.

The following table sets forth the composition of the Company’s deposits at the dates indicated.

	June 30,	December 31,	Increase/(Decrease)
(dollars in thousands)	2018	2017	Amount	Percent
Demand deposit	$455,676	$461,999	$(6,323)	(1.4)%
Savings	210,715	217,639	(6,924)	(3.2)
Money market	291,262	306,509	(15,247)	(5.0)
NOW	478,843	490,924	(12,081)	(2.5)
Certificates of deposit	352,049	389,156	(37,107)	(9.5)

Total deposits	$1,788,545	$1,866,227	$(77,682)	(4.2)%

Federal Home Loan Bank Advances – Short-term FHLB advances totaled $3.6 million as of June 30, 2018, a decrease of $64,000, or 1.8%, compared to $3.6 million as of December 31, 2017. Long-term FHLB advances totaled $66.4 million as of June 30, 2018, a decrease of $1.8 million, or 2.6%, compared to $68.2 million as of December 31, 2017.

Shareholders’ Equity – Shareholders’ equity increased $11.5 million, or 4.1%, from $277.9 million as of December 31, 2017 to $289.4 million as of June 30, 2018.

As of June 30, 2018, the Company and the Bank had regulatory capital amounts that were well in excess of regulatory requirements. The following table presents actual and required capital ratios for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2018 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Phase-In Schedule		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Tier 1 risk-based capital	$225,864	14.36%	$123,833	7.875%	$133,661	8.50%	$ N/A	N/A
Total risk-based capital	240,837	15.32	155,282	9.875	165,110	10.50	N/A	N/A
Tier 1 leverage capital	225,864	10.77	83,908	4.00	83,908	4.00	N/A	N/A

	Actual		Minimum Capital Required – Basel III Phase-In Schedule		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$212,960	13.57%	$100,061	6.375%	$109,871	7.00%	$102,023	6.50%
Tier 1 risk-based capital	212,960	13.57	123,605	7.875	133,415	8.50	125,567	8.00
Total risk-based capital	227,932	14.52	154,997	9.875	164,807	10.50	156,959	10.00
Tier 1 leverage capital	212,960	10.16	83,805	4.00	83,805	4.00	104,757	5.00

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity Management

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring adequate cash flow exists to meet the Company’s needs, including operating, strategic and capital. The Company develops its liquidity management strategies as part of its overall asset/liability management process. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity. As of June 30, 2018, cash and cash equivalents totaled $80.5 million. At such date, investment securities available for sale totaled $264.3 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. As of June 30, 2018, certificates of deposit maturing within the next 12 months totaled $215.2 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended June 30, 2018, the average balance of outstanding FHLB advances was $70.3 million. As of June 30, 2018, the Company had $70.0 million in total outstanding FHLB advances and had $740.1 million in additional FHLB advances available.

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

Asset/Liability Management

The objective of asset/liability management is to implement strategies for the funding and deployment of the Company’s financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk. Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of June 30, 2018.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	2.3%
+200	1.8
+100	1.1

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of June 30, 2018 and December 31, 2017.

	Contract Amount
(dollars in thousands)	June 30, 2018	December 31, 2017
Standby letters of credit	$4,425	$6,620
Available portion of lines of credit	161,013	203,367
Undisbursed portion of loans in process	107,265	78,578
Commitments to originate loans	107,239	96,183

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

RESULTS OF OPERATIONS

During the second quarter of 2018, the Company earned $7.8 million, an increase of $3.3 million, or 73.3%, compared to the second quarter of 2017. Diluted earnings per share for the second quarter of 2018 were $0.84, an increase of $0.22, or 35.5%, compared to the second quarter of 2017. The second quarter of 2018 includes merger expenses totaling $894,000, net of taxes, related to the acquisition of SMB and the second quarter of 2017 includes a write down on the closure of a banking center totaling $292,000, net of taxes.

During the six months ended June 30, 2018, the Company earned $15.2 million, an increase of $5.7 million, or 60.6%, compared to the six months ended June 30, 2017. Diluted earnings per share for the six months ended June 30, 2018 were $1.64, an increase of $0.33, or 25.2%, compared to the six months ended June 30, 2017. The six months ended June 30, 2018 includes merger expenses totaling $1.6 million, net of taxes, related to the acquisition of SMB and the six months ended June 30, 2017 includes a net loss totaling $45,000, net of taxes, resulting from a write down on a banking center, which closed in the second quarter of 2017 and a gain on the sale of a banking center in the first quarter of 2017.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 4.51% and 4.20% for the three months ended June 30, 2018 and June 30, 2017, respectively, and 4.42% and 4.24% for the six months ended June 30, 2018 and June 30, 2017, respectively. The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.69% and 4.35% for the three months ended June 30, 2018 and June 30, 2017, respectively, 4.59% and 4.38% six months ended June 30, 2018 and June 30, 2017, respectively.

Net interest income totaled $23.3 million for the three months ended June 30, 2018, an increase of $7.4 million, or 46.8%, compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, net interest income totaled $45.8 million, an increase of $14.0 million, or 43.9%, compared to the six months ended June 30, 2017. The addition of SMB’s interest-earning assets accounted for the vast majority of the increases in both the three and six-month periods ended June 30, 2018 over the comparable periods.

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

	Three Months Ended June 30,
	2018			2017
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest		Average Yield/ Rate(1)
Interest-earning assets:
Loans receivable(1)
Originated loans	$938,453	$13,061	5.53%	$908,958		$11,502	5.03%
Acquired loans	695,857	10,466	5.98	313,367		4,665	5.93

Total loans receivable(1)	1,634,310	23,527	5.72	1,222,325		16,167	5.26
Investment securities
Taxable	247,304	1,531	2.48	174,638		959	2.20

Tax-exempt (TE)	34,694	179	2.61	30,937		156	3.11

Total investment securities	281,998	1,710	2.49	205,575		1,115	2.33

Other interest-earning assets	65,402	338	2.07	32,744		117	1.43

Total interest-earning assets (TE)	1,981,710	25,575	5.14	1,460,644		17,399	4.76
Noninterest-earning assets	182,954			101,766

Total assets	$2,164,664			$1,562,410	$

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$992,449	$1,029	0.42%	$695,828		$486	0.28%

Certificates of deposit	354,597	897	1.02	290,032		663	0.92

Total interest-bearing deposits	1,347,046	1,926	0.57	985,860		1,149	0.47

Short-term FHLB advances	3,586	16	1.81	14,498	31	0.84
Long term FHLB advances	66,690	296	1.77	70,325	321	1.83

Total interest-bearing liabilities	1,417,322	2,238	0.63	1,070,683	1,501	0.56

Noninterest-bearing liabilities	460,860			304,096

Total liabilities	1,878,182			1,374,779

Shareholders’ equity	286,482			187,631

Total liabilities and shareholders’ equity	$2,164,664			$1,562,410

Net interest-earning assets	$564,388			$389,961

Net interest spread (TE)		$23,337	4.51%		$15,898	4.20%

Net interest margin (TE)			4.69%			4.35%

	Six Months Ended June 30,
	2018			2017
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest		Average Yield/ Rate(1)
Interest-earning assets:
Loans receivable(1)
Originated loans	$924,740	$25,338	5.47%	$904,950		$22,824	5.03%
Acquired loans	716,130	20,993	5.85	321,416		9,587	5.96

Total loans receivable(1)	1,640,870	46,331	5.64	1,226,366		32,411	5.28
Investment securities
Taxable	235,409	2,840	2.41	171,198		1,824	2.13

Tax-exempt (TE)	35,564	365	2.60	31,818		319	3.08

Total investment securities	270,973	3,205	2.44	203,016		2,143	2.28
Other interest-earning assets	84,266	765	1.83	28,838		208	1.46

Total interest-earning assets (TE)	1,996,109	50,301	5.04	1,458,220		34,762	4.78
Noninterest-earning assets	188,567			103,626

Total assets	$2,184,676			$1,561,846	$

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,001,663	$2,042	0.41%	$690,350		$901	0.26%
Certificates of deposit	365,219	1,787	0.99	283,470		1,241	0.88

Total interest-bearing deposits	1,366,882	3,829	0.56	973,820		2,142	0.44
Short-term FHLB advances	3,603	33	1.82	27,249		94	0.69

Long term FHLB advances	67,130	596	1.78	74,316		659	1.77

Total interest-bearing liabilities	1,437,615	4,458	0.62	1,075,385		2,895	0.54

Noninterest-bearing liabilities	462,881			301,211

Total liabilities	1,900,496			1,376,596

Shareholders’ equity	284,180			185,250

Total liabilities and shareholders’ equity	$2,184,676			$1,561,846

Net interest-earning assets	$558,494			$382,835

Net interest spread (TE)		$45,843	4.42%			$31,867	4.24%

Net interest margin (TE)			4.59%				4.38%

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

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2018 Compared to 2017 Change Attributable To			2018 Compared to 2017 Change Attributable To
			Total			Total
			Increase			Increase
(dollars in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest income:
Loans receivable	$1,630	$5,730	$7,360	$2,619	$11,301	$13,920
Investment securities	125	470	595	242	820	1,062
Other interest-earning assets	78	143	221	104	453	557

Total interest income	1,833	6,343	8,176	2,965	12,574	15,539

Interest expense:

Savings, checking and money market accounts	302	241	543	649	492	1,141
Certificates of deposit	78	156	234	166	380	546
FHLB advances	13	(53)	(40)	90	(214)	(124)

Total interest expense	393	344	737	905	658	1,563

Increase (decrease) in net interest income	$1,440	$5,999	$7,439	$2,060	$11,916	$13,976

Provision for Loan Losses – For the quarter ended June 30, 2018, the Company recorded a provision for loan losses of $581,000, which was 287.1% higher than the $150,000 recorded for the same period in 2017. For the six months ended June 30, 2018, the provision for loan losses totaled $1.5 million, which was 238.2% higher than the $457,000 recorded for the same period in 2017. The increase in provision for the first six month period ended June 30, 2018 over the comparable period in the prior year resulted primarily due to growth in the loan portfolio.

The Company recorded net loan recoveries of $123,000 during the second quarter of 2018, compared to $58,000 of net loan charge-offs in the second quarter of 2017. The Company recorded net loan charge-offs of $1.4 million during the six months ended June 30, 2018 and net loan recoveries of $42,000 for the six months ended June 30, 2017. The increase in net loan charge-offs for the six months ended June 30, 2018 resulted primarily from two loan relationships identified as problem credits in prior periods.

As of June 30, 2018, the Company’s ratio of allowance for loan losses to total loans was 0.92%, compared to 0.89% and 1.07% at December 31, 2017 and June 30, 2017, respectively. Excluding Acquired Loans, the ratio of the allowance for loan losses to total loans was 1.40% at June 30, 2018, compared to 1.52% and 1.40% at December 31, 2017 and June 30, 2017, respectively. The ratio of nonperforming loans to total assets was 1.03% at June 30, 2018, compared to 1.12% at December 31, 2017. The reduction in nonperforming loans to total assets related primarily to one loan relationship totaling $3.6 million returning to accrual status and loan payoffs.

Noninterest Income – The Company’s noninterest income was $3.3 million for the quarter ended June 30, 2018, $1.2 million, or 54.5%, higher than the $2.2 million earned for the same period in 2017. The second quarter of 2017 includes a $449,000 (pre-tax) write down on a closed banking center in Vicksburg, Mississippi. The increase for the comparative quarters resulted primarily from additional service fees and charges and bank card fees due to the SMB acquisition (up $529,000 and $429,000, respectively) and the absence of a net loss totaling $460,000 primarily due to the write down on a closed banking center and sale of assets, which were partially offset by decreases in other income (down $154,000 due to lower recoveries on acquired assets) and gains on sale of mortgage loans (down $127,000).

Noninterest income was $6.8 million for the six months ended June 30, 2018, $1.8 million, or 36.8%, higher than the $5.0 million earned for the same period of 2017. The six months ended June 30, 2017 includes a net loss of $69,000 resulting from a $449,000 (pre-tax) write down on a closed banking center in Vicksburg, Mississippi and a $380,000 (pre-tax) gain on the sale of a banking center in the first quarter of 2017. The increase for the comparative six month periods resulted primarily from additional service fees and charges and bank card fees due to the SMB acquisition (up $1.2 million and $845,000, respectively), which were partially offset by decreases in gains on the sale of mortgage loans (down $208,000).

Noninterest Expense – The Company’s noninterest expense was $16.3 million for the three months ended June 30, 2018, $5.3 million, or 47.7%, higher than the $11.1 million recorded for the same period in 2017. Noninterest expense for the second quarter of 2018 includes merger-related expenses totaling $1.1 million (pre-tax). The increase in noninterest expense related primarily to the growth of the Company’s employee base, higher occupancy and data processing costs due to the SMB acquisition.

Noninterest expense was $31.9 million for the six months ended June 30, 2018, $9.8 million, or 44.5%, higher than the $22.1 million for the same period of 2017. Noninterest expense includes merger-related expenses totaling $2.0 million (pre-tax) for the six months ended June 30, 2018. The increase related primarily to the growth of the Company’s employee base, higher occupancy and data processing costs due to the SMB acquisition.

Income Taxes – For the quarters ended June 30, 2018 and June 30, 2017, the Company incurred income tax expense of $2.0 million and $2.4 million, respectively. The Company’s effective tax rate was 20.5% and 34.6% during the second quarters of 2018 and 2017, respectively. For the six months ended June 30, 2018 and June 30, 2017, the Company incurred income tax expense of $4.0 million and $4.8 million, respectively. The lower effective tax rate recorded in 2018 was the result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act reduced the federal corporate statutory tax rate from 35% to 21%. Differences between the effective tax rate and the statutory tax rate primarily relate to variances in items that are non-taxable or non-deductible (e.g., state tax, tax-exempt income, merger-related expenses, etc.).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2017, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at June 30, 2018 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
April 1 – April 30, 2018	—	$—	—	366,928
May 1 – May 31, 2018	18	44.21	18	366,910
June 1 – June 30, 2018	1,018	44.92	1,018	365,892

Total	1,036	$44.90	1,036	365,892

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

HOME BANCORP, INC.

August 7, 2018	By:	/s/ John W. Bordelon
John W. Bordelon
President, Chief Executive Officer and Director

August 7, 2018	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer

August 7, 2018	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank, N.A. First Vice President and Director of Financial Management