Form 10-Q
period 2018-09-30
HOME BANCORP, INC.
filed 2018-11-07
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2018

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At October 31, 2018, the registrant had 9,480,140 shares of common stock, $0.01 par value, outstanding.

HOME BANCORP, INC. and SUBSIDIARY

i

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)	(Audited)
	September 30,	December 31,
(Dollars in thousands, except share data)	2018	2017
Assets
Cash and cash equivalents	$61,724	$150,418
Interest-bearing deposits in banks	1,184	2,421
Investment securities available for sale, at fair value	258,948	234,993
Investment securities held to maturity (fair values of $10,868 and $13,055, respectively)	10,942	13,034
Mortgage loans held for sale	3,470	5,873
Loans, net of unearned income	1,633,019	1,657,795
Allowance for loan losses	(15,743)	(14,807)

Total loans, net of unearned income and allowance for loan losses	1,617,276	1,642,988

Office properties and equipment, net	45,758	45,605
Cash surrender value of bank-owned life insurance	29,394	28,904
Goodwill and core deposit intangibles	66,493	68,033
Accrued interest receivable and other assets	45,341	35,852

Total Assets	$2,140,530	$2,228,121

Liabilities
Deposits:
Noninterest-bearing	$447,422	$461,999
Interest-bearing	1,323,890	1,404,228

Total deposits	1,771,312	1,866,227
Short-term Federal Home Loan Bank advances	41	3,642
Long-term Federal Home Loan Bank advances	59,536	68,183
Accrued interest payable and other liabilities	13,953	12,198

Total Liabilities	1,844,842	1,950,250

Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 9,479,611 and 9,395,488 shares issued and outstanding, respectively	95	94
Additional paid-in capital	167,942	165,341
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(3,571)	(3,838)
Recognition and Retention Plan (RRP)	(77)	(84)
Retained earnings	135,848	117,313
Accumulated other comprehensive loss	(4,549)	(955)

Total Shareholders’ Equity	295,688	277,871

Total Liabilities and Shareholders’ Equity	$2,140,530	$2,228,121

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Interest Income
Loans, including fees	$24,118	$16,336	$70,449	$48,747
Investment securities:
Taxable interest	1,516	983	4,355	2,807
Tax-exempt interest	178	152	543	471
Other investments and deposits	297	194	1,063	403

Total interest income	26,109	17,665	76,410	52,428

Interest Expense
Deposits	2,312	1,396	6,141	3,538
Short-term Federal Home Loan Bank advances	6	—	39	95
Long-term Federal Home Loan Bank advances	281	313	877	972

Total interest expense	2,599	1,709	7,057	4,605

Net interest income	23,510	15,956	69,353	47,823
Provision for loan losses	786	660	2,331	1,117

Net interest income after provision for loan losses	22,724	15,296	67,022	46,706

Noninterest Income
Service fees and charges	1,638	1,056	4,812	2,983
Bank card fees	1,110	718	3,405	2,168
Gain on sale of loans, net	206	303	614	919
Income from bank-owned life insurance	166	121	490	361
(Loss) gain on sale of assets, net	(68)	(43)	77	(147)
Other income	289	138	768	999

Total noninterest income	3,341	2,293	10,166	7,283

Noninterest Expense
Compensation and benefits	9,328	7,062	27,492	20,730
Occupancy	1,661	1,219	5,056	3,711
Marketing and advertising	286	287	852	802
Data processing and communication	1,804	928	5,827	3,076
Professional services	265	407	856	819
Forms, printing and supplies	180	119	811	410
Franchise and shares tax	362	193	1,091	587
Regulatory fees	455	317	1,177	952
Foreclosed assets, net	58	(70)	247	(230)
Other expenses	1,297	879	4,199	2,565

Total noninterest expense	15,696	11,341	47,608	33,422

Income before income tax expense	10,369	6,248	29,580	20,567
Income tax expense	2,107	2,158	6,079	6,985

Net Income	$8,262	$4,090	$23,501	$13,582

Earnings per share:
Basic	$0.91	$0.58	$2.60	$1.95

Diluted	$0.89	$0.56	$2.53	$1.88

Cash dividends declared per common share	$0.19	$0.14	$0.51	$0.41

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Net Income	$8,262	$4,090	$23,501	$13,582

Other Comprehensive (Loss) Income
Unrealized (losses) gains on investment securities	(1,279)	(60)	(4,289)	103
Tax effect	269	21	901	(36)

Other comprehensive (loss) income, net of taxes	(1,010)	(39)	(3,388)	67

Comprehensive Income	$7,252	$4,051	$20,113	$13,649

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

						Accumulated
		Additional	Unallocated	Unallocated		Other
	Common	Paid-in	Common Stock	Common Stock	Retained	Comprehensive
(Dollars in thousands, except share and per share data)	Stock	Capital	Held by ESOP	Held by RRP	Earnings	Income (Loss)	Total
Balance, December 31, 2016	$74	$79,426	$(4,196)	$(120)	$104,647	$12	$179,843

Net income					13,582		13,582
Other comprehensive income						67	67
Purchase of Company’s common stock at cost, 1,233 shares	—	(12)			(36)		(48)
Cash dividends declared, $0.41 per share	—				(3,028)		(3,028)
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit 7,905 shares	—	20			(35)		(15)
Exercise of stock options	—	650					650
RRP shares released for allocation		(6)		14			8
ESOP shares released for allocation		915	268				1,183
Share-based compensation cost		383					383

Balance, September 30, 2017	$74	$81,376	$(3,928)	$(106)	$115,130	$79	$192,625

Balance, December 31, 2017	$94	$165,341	$(3,838)	$(84)	$117,313	$(955)	$277,871

Net income					23,501		23,501
Other comprehensive loss						(3,388)	(3,388)
Reclassification of stranded tax effects in accumulated other comprehensive income(1)					206	(206)	—
Purchase of Company’s common stock at cost, 8,283 shares	—	(83)			(297)		(380)
Cash dividends declared, $0.51 per share					(4,810)		(4,810)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 16,898 shares	—	139			(65)		74
Exercise of stock options	1	897					898
RRP shares released for allocation		(7)		7			—
ESOP shares released for allocation		1,109	267				1,376
Share-based compensation cost		546					546

Balance, September 30, 2018	$95	$167,942	$(3,571)	$(77)	$135,848	$(4,549)	$295,688

(1)	See Note 2 - Recent Accounting Pronouncements

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30,
(Dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$23,501	$13,582
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,331	1,117
Depreciation	1,832	1,439
Amortization and accretion of purchase accounting valuations and intangibles	6,259	3,496
Net amortization of mortgage servicing asset	113	150
Federal Home Loan Bank stock dividends	(90)	(83)
Net amortization of discount on investments	1,516	1,269
Gain on loans sold, net	(614)	(919)
Proceeds, including principal payments, from loans held for sale	73,539	94,171
Originations of loans held for sale	(70,521)	(94,714)
Non-cash compensation	1,922	1,566
Deferred income tax expense (benefit)	225	(315)
(Increase) decrease in accrued interest receivable and other assets	(9,003)	1,460
Increase in cash surrender value of bank-owned life insurance	(490)	(361)
Decrease (increase) in accrued interest payable and other liabilities	1,685	(63)

Net cash provided by operating activities	32,205	21,795

Cash flows from investing activities:
Purchases of securities available for sale	(67,539)	(48,408)
Proceeds from maturities, prepayments and calls on securities available for sale	38,016	29,022
Proceeds from maturities, prepayments and calls on securities held to maturity	1,855	—
Decrease (increase) in loans, net	18,222	(2,516)
Reimbursement from FDIC for covered assets	—	142
Decrease in interest-bearing deposits in banks	1,237	693
Proceeds from sale of repossessed assets	616	2,632
Purchases of office properties and equipment	(2,824)	(1,360)
Proceeds from sale of office properties and equipment	1,051	640
Proceeds from redemption of Federal Home Loan Bank stock	—	4,180

Net cash (used in) provided by investing activities	(9,366)	(14,975)

Cash flows from financing activities:
(Decrease) increase in deposits, net	(94,992)	71,645
Borrowings on Federal Home Loan Bank advances	—	130,750
Repayments of Federal Home Loan Bank advances	(12,323)	(184,463)
Proceeds from exercise of stock options	898	650
Issuance of stock under incentive plans	74	(15)
Dividends paid to shareholders	(4,810)	(3,028)
Purchase of Company’s common stock	(380)	(48)

Net cash (used in) provided by financing activities	(111,533)	15,491

Net change in cash and cash equivalents	(88,694)	22,311
Cash and cash equivalents at beginning of year	150,418	29,315

Cash and cash equivalents at end of year	$61,724	$51,626

	—	—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Home Bancorp, Inc. (the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine-month period ended September 30, 2018 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2017.

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

2. Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Conforming Amendments Related to Leases”. This ASU amends the codification regarding leases in order to increase transparency and comparability. The ASU requires companies to recognize lease assets and liabilities on the statement of condition and disclose key information about leasing arrangements. Upon implementation, a lessee will recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. The ASU is effective for annual and interim periods beginning after December 15, 2018. The Company is currently assessing the amendment but does not anticipate it will have a material impact on our Consolidated Financial Statements. Based on the Company’s preliminary assessment of its current leases, the impact to the Company’s consolidated balance sheet is estimated to be less than a 1% increase in assets and liabilities.

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

In April 2017, FASB issued ASU No. 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The accounting for purchased callable debt securities held at a discount does not change under the new guidance. This ASU is effective for fiscal and interim periods beginning after December 15, 2018. The Company is currently assessing the amendment and does not anticipate it will have an impact on our Consolidated Financial Statements.

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

In July 2018, the FASB issued ASU No. 2018-11, “Leases – Targeted Improvements” to provide alternative transition methods to reduce the costs and complexities of implementing the new leases standard, ASU No. 2016-02. The amendments in the update allow entities to recognize a cumulative-effect adjustment in the opening balance of retained earnings in the period of adoption of ASU No. 2016-02, which eliminates the need to re-state amounts presented for prior-periods. In addition, under certain conditions, lessors are allowed to account for lease and non-lease components as a single component. The amendments have the same effective date as ASU No. 2016-02 (periods beginning after December 15, 2018). The Company is currently assessing ASU No. 2018-11, but does not anticipate it will have a material impact on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The ASU removes, modifies, and adds certain disclosure requirements for fair value measurements. For example, public entities will no longer be required to disclose the valuation processes for Level 3 fair value measurements, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019. In addition, entities may early adopt the modified or eliminated disclosure requirements and delay adoption of the additional disclosure requirements until their effective date. The Company does not believe ASU No. 2018-13 will have a material impact on our Consolidated Financial Statements, as the update only revises disclosure requirements.

3. Investment Securities

Summary information regarding the Company’s investment securities classified as available for sale and held to maturity as of September 30, 2018 and December 31, 2017 is as follows.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
September 30, 2018
Available for sale:
U.S. agency mortgage-backed	$80,917	$447	$1,083	$789	$79,492
Collateralized mortgage obligations	151,719	42	1,321	2,999	147,441
Municipal bonds	21,690	57	73	—	21,674
U.S. government agency	10,380	27	33	33	10,341

Total available for sale	$264,706	$573	$2,510	$3,821	$258,948

Held to maturity:
Municipal bonds	$10,942	$6	$40	$40	$10,868

Total held to maturity	$10,942	$6	$40	$40	$10,868

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
December 31, 2017
Available for sale:
U.S. agency mortgage-backed	$84,639	$619	$270	$298	$84,690
Collateralized mortgage obligations	115,435	46	671	1,075	113,735
Municipal bonds	25,362	177	17	1	25,521
U.S. government agency	11,026	42	21	—	11,047

Total available for sale	$236,462	$884	$979	$1,374	$234,993

Held to maturity:
Municipal bonds	$13,034	$54	$18	$15	$13,055

Total held to maturity	$13,034	$54	$18	$15	$13,055

The estimated fair value and amortized cost by contractual maturity of the Company’s investment securities as of September 30, 2018 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$1,718	$12,321	$37,171	$28,282	$79,492
Collateralized mortgage obligations	—	5,662	18,171	123,608	147,441
Municipal bonds	3,585	9,919	5,355	2,815	21,674
U.S. government agency	4,965	—	3,940	1,436	10,341

Total securities available for sale	$10,268	$27,902	$64,637	$156,141	$258,948

Securities held to maturity:
Municipal bonds	$—	$5,767	$4,055	$1,046	$10,868

Total securities held to maturity	$—	$5,767	$4,055	$1,046	$10,868

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$1,720	$12,693	$38,212	$28,292	$80,917
Collateralized mortgage obligations	—	5,719	18,694	127,306	151,719
Municipal bonds	3,580	9,920	5,345	2,845	21,690
U.S. government agency	4,998	—	3,913	1,469	10,380

Total securities available for sale	$10,298	$28,332	$66,164	$159,912	$264,706

Securities held to maturity:
Municipal bonds	$—	$5,777	$4,108	$1,057	$10,942

Total securities held to maturity	$—	$5,777	$4,108	$1,057	$10,942

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

As of September 30, 2018, 184 of the Company’s investment securities had unrealized losses totaling 2.8% of the individual securities’ amortized cost basis and 2.3% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 59 of the 184 securities had been in a continuous loss position for over 12 months. The 59 securities had an aggregate amortized cost basis of $94.1 million and an unrealized loss of $3.8 million at September 30, 2018. Management has the intent and ability to hold these securities until maturity, or until anticipated recovery; hence, no declines in these securities were deemed other-than-temporary at September 30, 2018.

As of September 30, 2018 and December 31, 2017, the Company had $152,374,000 and $121,984,000, respectively, of securities pledged to secure public deposits.

4. Earnings Per Share

Earnings per common share were computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net income available to common shareholders	$8,262	$4,090	$23,501	$13,582

Denominator:
Weighted average common shares outstanding	9,098	7,007	9,053	6,972
Effect of dilutive securities:
Restricted stock	19	3	21	3

Stock options	204	271	223	266

Weighted average common shares outstanding – assuming dilution	9,321	7,281	9,297	7,241

Basic earnings per common share	$0.91	$0.58	$2.60	$1.95

Diluted earnings per common share	$0.89	$0.56	$2.53	$1.88

Options on 27,934 and 77,024 shares of common stock were not included in the computation of diluted earnings per share for the three months ended September 30, 2018 and September 30, 2017, respectively, because the effect of these shares was anti-dilutive. Options on 15,850 and 60,849 shares of common stock were not included in the computation of diluted earnings per share for the nine months ended September 30, 2018 and September 30, 2017, respectively, because the effect of these shares was anti-dilutive.

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

Allowance for Loan Losses

The allowance for loan losses and recorded investment in loans as of the dates indicated are as follows.

	As of September 30, 2018
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,861	$—	$53	$1,914
Home equity loans and lines	692	348	52	1,092
Commercial real estate	5,144	187	237	5,568
Construction and land	2,021	—	6	2,027
Multi-family residential	540	—	60	600
Commercial and industrial	2,253	862	575	3,690
Consumer	484	—	368	852

Total allowance for loan losses	$12,995	$1,397	$1,351	$15,743

	As of September 30, 2018
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Loans:
One- to four-family first mortgage	$221,283	$—	$235,514	$456,797
Home equity loans and lines	52,734	885	32,786	86,405
Commercial real estate	417,338	5,944	206,015	629,297
Construction and land	139,869	—	34,704	174,573
Multi-family residential	43,219	—	12,934	56,153
Commercial and industrial	119,987	3,010	50,941	173,938
Consumer	37,929	—	17,927	55,856

Total loans	$1,032,359	$9,839	$590,821	$1,633,019

	As of December 31, 2017
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,574	$—	$89	$1,663
Home equity loans and lines	676	348	78	1,102
Commercial real estate	4,766	—	140	4,906
Construction and land	1,742	—	7	1,749
Multi-family residential	355	—	—	355
Commercial and industrial	2,721	1,625	184	4,530
Consumer	496	—	6	502

Total allowance for loan losses	$12,330	$1,973	$504	$14,807

	As of December 31, 2017
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Loans:
One- to four-family first mortgage	$199,199	$—	$278,012	$477,211
Home equity loans and lines	53,349	925	40,171	94,445
Commercial real estate	369,740	22	241,596	611,358
Construction and land	124,963	—	52,300	177,263
Multi-family residential	30,540	—	20,438	50,978
Commercial and industrial	120,818	2,512	61,954	185,284
Consumer	39,854	—	21,402	61,256

Total loans	$938,463	$3,459	$715,873	$1,657,795

(1)	$11.0 million and $14.2 million in Acquired Loans were deemed to be acquired impaired loans and were accounted for under ASC 310-30 at September 30, 2018 and December 31, 2017, respectively.

A summary of activity in the allowance for loan losses for the nine months ended September 30, 2018 and September 30, 2017 follows.

	For the Nine Months Ended September 30, 2018
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,574	$(1)	$—	$288	$1,861
Home equity loans and lines	1,024	—	3	13	1,040
Commercial real estate	4,766	—	—	565	5,331
Construction and land	1,742	—	—	279	2,021
Multi-family residential	355	—	—	185	540
Commercial and industrial	4,346	(1,503)	153	119	3,115
Consumer	496	(60)	13	35	484

Total allowance for loan losses	$14,303	$(1,564)	169	$1,484	$14,392

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$89	$—	$—	$(36)	$53
Home equity loans and lines	78	—	—	(26)	52
Commercial real estate	140	—	—	97	237
Construction and land	7	—	—	(1)	6
Multi-family residential	—	—	—	60	60
Commercial and industrial	184	—	—	391	575
Consumer	6	—	—	362	368

Total allowance for loan losses	$504	$—	$—	$847	$1,351

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,663	$(1)	$—	$252	$1,914
Home equity loans and lines	1,102	—	3	(13)	1,092
Commercial real estate	4,906	—	—	662	5,568
Construction and land	1,749	—	—	278	2,027
Multi-family residential	355	—	—	245	600
Commercial and industrial	4,530	(1,503)	153	510	3,690
Consumer	502	(60)	13	397	852

Total allowance for loan losses	$14,807	$(1,564)	$169	$2,331	$15,743

	For the Nine Months Ended September 30, 2017
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,436	$—	$—	$117	$1,553
Home equity loans and lines	654	(10)	18	399	1,061
Commercial real estate	4,177	(4)	—	431	4,604
Construction and land	1,763	—	—	(86)	1,677
Multi-family residential	361	—	—	(10)	351
Commercial and industrial	3,316	(358)	203	164	3,325
Consumer	513	(58)	5	9	469

Total allowance for loan losses	$12,220	$(430)	$226	$1,024	$13,040

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$75	$—	$—	$(16)	$59
Home equity loans and lines	74	—	—	(12)	62
Commercial real estate	—	—	—	77	77
Construction and land	19	—	—	(12)	7
Multi-family residential	—	—	—	—	—
Commercial and industrial	123	—	—	53	176
Consumer	—	—	—	3	3

Total allowance for loan losses	$291	$—	$—	$93	$384

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,511	$—	$—	$101	$1,612
Home equity loans and lines	728	(10)	18	387	1,123
Commercial real estate	4,177	(4)	—	508	4,681
Construction and land	1,782	—	—	(98)	1,684
Multi-family residential	361	—	—	(10)	351
Commercial and industrial	3,439	(358)	203	217	3,501
Consumer	513	(58)	5	12	472

Total allowance for loan losses	$12,511	$(430)	$226	$1,117	$13,424

Credit Quality

The following tables present the Company’s loan portfolio by credit quality classification as of the dates indicated.

	September 30, 2018
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$216,787	$1,745	$2,751	$—	$221,283
Home equity loans and lines	52,011	—	1,608	—	53,619
Commercial real estate	410,684	4,610	7,988	—	423,282
Construction and land	137,578	1,168	1,123	—	139,869
Multi-family residential	43,219	—	—	—	43,219
Commercial and industrial	112,336	4,537	6,124	—	122,997
Consumer	37,634	124	171	—	37,929

Total originated loans	$1,010,249	$12,184	$19,765	$—	$1,042,198

Acquired loans:
One- to four-family first mortgage	$226,735	$1,806	$6,973	$—	$235,514
Home equity loans and lines	32,321	188	277	—	32,786
Commercial real estate	187,358	8,343	10,314	—	206,015
Construction and land	32,839	1,302	563	—	34,704
Multi-family residential	12,091	588	255	—	12,934
Commercial and industrial	46,948	1,661	2,332	—	50,941
Consumer	17,510	170	247	—	17,927

Total acquired loans	$555,802	$14,058	$20,961	$—	$590,821

Total loans:
One- to four-family first mortgage	$443,522	$3,551	$9,724	$—	$456,797
Home equity loans and lines	84,332	188	1,885	—	86,405
Commercial real estate	598,042	12,953	18,302	—	629,297
Construction and land	170,417	2,470	1,686	—	174,573
Multi-family residential	55,310	588	255	—	56,153
Commercial and industrial	159,284	6,198	8,456	—	173,938
Consumer	55,144	294	418	—	55,856

Total loans	$1,566,051	$26,242	$40,726	$—	$1,633,019

	December 31, 2017
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$196,203	$990	$2,006	$—	$199,199
Home equity loans and lines	52,492	283	1,499	—	54,274
Commercial real estate	356,020	5,080	8,662	—	369,762
Construction and land	122,076	2,043	844	—	124,963
Multi-family residential	30,540	—	—	—	30,540
Commercial and industrial	105,097	4,640	13,593	—	123,330
Consumer	39,335	120	399	—	39,854

Total originated loans	$901,763	$13,156	$27,003	$—	$941,922

Acquired loans:
One- to four-family first mortgage	$269,144	$2,825	$6,043	$—	$278,012
Home equity loans and lines	39,603	307	261	—	40,171
Commercial real estate	218,234	12,522	10,840	—	241,596
Construction and land	48,748	3,056	496	—	52,300
Multi-family residential	19,644	636	158	—	20,438
Commercial and industrial	56,635	2,998	2,321	—	61,954
Consumer	21,172	69	161	—	21,402

Total acquired loans	$673,180	$22,413	$20,280	$—	$715,873

Total loans:
One- to four-family first mortgage	$465,347	$3,815	$8,049	$—	$477,211
Home equity loans and lines	92,095	590	1,760	—	94,445
Commercial real estate	574,254	17,602	19,502	—	611,358
Construction and land	170,824	5,099	1,340	—	177,263
Multi-family residential	50,184	636	158	—	50,978
Commercial and industrial	161,732	7,638	15,914	—	185,284
Consumer	60,507	189	560	—	61,256

Total loans	$1,574,943	$35,569	$47,283	$—	$1,657,795

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

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

Age analysis of past due loans as of the dates indicated are as follows.

	September 30, 2018
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,271	$374	$371	$2,016	$219,267	$221,283
Home equity loans and lines	177	44	26	247	53,372	53,619
Commercial real estate	242	1,016	167	1,425	421,857	423,282
Construction and land	6	—	—	6	139,863	139,869
Multi-family residential	—	—	—	—	43,219	43,219

Total real estate loans	1,696	1,434	564	3,694	877,578	881,272

Other loans:
Commercial and industrial	291	266	257	814	122,183	122,997
Consumer	314	85	84	483	37,446	37,929

Total other loans	605	351	341	1,297	159,629	160,926

Total originated loans	$2,301	$1,785	$905	$4,991	$1,037,207	$1,042,198

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$3,375	$654	$4,018	$8,047	$227,467	$235,514
Home equity loans and lines	281	267	93	641	32,145	32,786
Commercial real estate	2,646	129	1,213	3,988	202,027	206,015
Construction and land	506	145	327	978	33,726	34,704
Multi-family residential	—	—	—	—	12,934	12,934

Total real estate loans	6,808	1,195	5,651	13,654	508,299	521,953

Other loans:
Commercial and industrial	960	91	160	1,211	49,730	50,941
Consumer	544	105	155	804	17,123	17,927

Total other loans	1,504	196	315	2,015	66,853	68,868

Total acquired loans	$8,312	$1,391	$5,966	$15,669	$575,152	$590,821

Total loans:
Real estate loans:
One- to four-family first mortgage	$4,646	$1,028	$4,389	$10,063	$446,734	$456,797
Home equity loans and lines	458	311	119	888	85,517	86,405
Commercial real estate	2,888	1,145	1,380	5,413	623,884	629,297
Construction and land	512	145	327	984	173,589	174,573
Multi-family residential	—	—	—	—	56,153	56,153

Total real estate loans	8,504	2,629	6,215	17,348	1,385,877	1,403,225

Other loans:
Commercial and industrial	1,251	357	417	2,025	171,913	173,938
Consumer	858	190	239	1,287	54,569	55,856

Total other loans	2,109	547	656	3,312	226,482	229,794

Total loans	$10,613	$3,176	$6,871	$20,660	$1,612,359	$1,633,019

	December 31, 2017
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$837	$131	$44	$1,012	$198,187	$199,199
Home equity loans and lines	1,018	—	26	1,044	53,230	54,274
Commercial real estate	670	—	—	670	369,092	369,762
Construction and land	744	—	200	944	124,019	124,963
Multi-family residential	—	—	—	—	30,540	30,540

Total real estate loans	3,269	131	270	3,670	775,068	778,738

Other loans:
Commercial and industrial	882	825	1,641	3,348	119,982	123,330
Consumer	380	9	278	667	39,187	39,854

Total other loans	1,262	834	1,919	4,015	159,169	163,184

Total originated loans	$4,531	$965	$2,189	$7,685	$934,237	$941,922

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$3,867	$2,087	$2,816	$8,770	$269,242	$278,012
Home equity loans and lines	137	61	46	244	39,927	40,171
Commercial real estate	5,071	436	1,864	7,371	234,225	241,596
Construction and land	2,089	159	239	2,487	49,813	52,300
Multi-family residential	—	—	—	—	20,438	20,438

Total real estate loans	11,164	2,743	4,965	18,872	613,645	632,517

Other loans:
Commercial and industrial	809	678	185	1,672	60,282	61,954
Consumer	329	152	95	576	20,826	21,402

Total other loans	1,138	830	280	2,248	81,108	83,356

Total acquired loans	$12,302	$3,573	$5,245	$21,120	$694,753	$715,873

Total loans:
Real estate loans:
One- to four-family first mortgage	$4,704	$2,218	$2,860	$9,782	$467,429	$477,211
Home equity loans and lines	1,155	61	72	1,288	93,157	94,445
Commercial real estate	5,741	436	1,864	8,041	603,317	611,358
Construction and land	2,833	159	439	3,431	173,832	177,263
Multi-family residential	—	—	—	—	50,978	50,978

Total real estate loans	14,433	2,874	5,235	22,542	1,388,713	1,411,255

Other loans:
Commercial and industrial	1,691	1,503	1,826	5,020	180,264	185,284
Consumer	709	161	373	1,243	60,013	61,256

Total other loans	2,400	1,664	2,199	6,263	240,277	246,540

Total loans	$16,833	$4,538	$7,434	$28,805	$1,628,990	$1,657,795

Excluding Acquired Loans with deteriorated credit quality, the Company did not have any loans greater than 90 days past due and accruing as of September 30, 2018 or December 31, 2017.

The following table summarizes the accretable yield on loans accounted for under ASC 310-30 as of the dates indicated.

	For the Nine Months Ended
(dollars in thousands)	September 30, 2018	September 30, 2017
Balance at beginning of period	$(9,303)	$(11,091)
Accretion	1,849	2,495

Transfers from nonaccretable difference to accretable yield	(2,559)	(1,208)

Balance at end of period	$(10,013)	$(9,804)

The following table summarizes information pertaining to Originated Loans, which were deemed impaired loans as of the dates indicated.

	For the Period Ended September 30, 2018
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	450	476	—	458	—
Commercial real estate	21	33	—	22	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	324	440	—	347	—
Consumer	—	—	—	—	—

Total	$795	$949	$—	$827	$—

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	435	461	348	443	—
Commercial real estate	5,923	5,923	187	658	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	2,686	2,905	862	1,186	—
Consumer	—	—	—	—	—

Total	$9,044	$9,289	$1,397	$2,287	$—

Total impaired loans:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	885	937	348	901	—
Commercial real estate	5,944	5,956	187	680	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	3,010	3,345	862	1,533	—
Consumer	—	—	—	—	—

Total	$9,839	$10,238	$1,397	$3,114	$—

	For the Period Ended December 31, 2017
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	470	476	—	395	1
Commercial real estate	22	32	—	19	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	428	434	—	2,849	2
Consumer	—	—	—	—	—

Total	$920	$942	$—	$3,263	$3

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$42	$—
Home equity loans and lines	455	461	348	383	1
Commercial real estate	—	—	—	296	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	2,084	2,157	1,625	1,985	52
Consumer	—	—	—	—	—

Total	$2,539	$2,618	$1,973	$2,706	$53

Total impaired loans:
One- to four-family first mortgage	$—	$—	$—	$42	$—
Home equity loans and lines	925	937	348	778	2
Commercial real estate	22	32	—	315	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	2,512	2,591	1,625	4,834	54
Consumer	—	—	—	—	—

Total	$3,459	$3,560	$1,973	$5,969	$56

	For the Period Ended September 30, 2017
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	473	476	—	370	18
Commercial real estate	23	33	—	18	1
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	2,952	3,131	—	3,209	133
Consumer	—	—	—	—	—

Total	$3,448	$3,640	$—	$3,597	$152

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$55	$—
Home equity loans and lines	459	460	348	358	17
Commercial real estate	—	—	—	395	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,988	2,102	865	1,985	80
Consumer	—	—	—	—	—

Total	$2,447	$2,562	$1,213	$2,793	$97

Total impaired loans:
One- to four-family first mortgage	$—	$—	$—	$55	$—
Home equity loans and lines	932	936	348	728	35
Commercial real estate	23	33	—	413	1
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	4,940	5,233	865	5,194	213
Consumer	—	—	—	—	—

Total	$5,895	$6,202	$1,213	$6,390	$249

The following table summarizes information pertaining to nonaccrual loans as of dates indicated.

	September 30, 2018			December 31, 2017
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans:
One- to four-family first mortgage	$2,637	$2,753	$5,390	$2,006	$1,167	$3,173
Home equity loans and lines	1,339	144	1,483	1,434	108	1,542
Commercial real estate	7,374	729	8,103	8,662	95	8,757
Construction and land	3	345	348	200	249	449
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	4,281	873	5,154	9,678	932	10,610
Consumer	171	226	397	399	103	502

Total	$15,805	$5,070	$20,875	$22,379	$2,654	$25,033

(1)

Table excludes Acquired Loans which were being accounted for under ASC 310-30 because they continue to earn interest from accretable yield regardless of their status as past due or otherwise not in compliance with their contractual terms. Acquired Loans with deteriorated credit quality which were being accounting for under ASC 310-30 and which were 90 days or more past due totaled $2.5 million and $4.3 million as of September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018, the Company had no outstanding commitments to lend additional funds to any customer whose loan was classified as impaired.

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

Information about the Company’s TDRs is presented in the following tables.

	As of September 30, 2018
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$219	$—	$1,824	$2,043
Home equity loans and lines	210	59	312	581
Commercial real estate	705	—	6,307	7,012
Construction and land	145	—	—	145
Multi-family residential	—	—	—	—

Total real estate loans	1,279	59	8,443	9,781

Other loans:
Commercial and industrial	—	—	466	466
Consumer	—	—	87	87

Total other loans	—	—	553	553

Total loans	$1,279	$59	$8,996	$10,334

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$210	$—	$—	$210
Home equity loans and lines	—	—	68	68
Commercial real estate	—	—	—	—
Construction and land	—	—	—	—
Multi-family residential	—	—	—	—

Total real estate loans	210	—	68	278

Other loans:
Commercial and industrial	71	—	787	858
Consumer	8	—	12	20

Total other loans	79	—	799	878

Total loans	$289	$—	$867	$1,156

Total loans:
Real estate loans:
One- to four-family first mortgage	$429	$—	$1,824	$2,253
Home equity loans and lines	210	59	380	649
Commercial real estate	705	—	6,307	7,012
Construction and land	145	—	—	145
Multi-family residential	—	—	—	—

Total real estate loans	1,489	59	8,511	10,059

Other loans:
Commercial and industrial	71	—	1,253	1,324
Consumer	8	—	99	107

Total other loans	79	—	1,352	1,431

Total loans	$1,568	$59	$9,863	$11,490

	As of December 31, 2017
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$306	$274	$473	$1,053
Home equity loans and lines	275	64	316	655
Commercial real estate	96	332	1,942	2,370
Construction and land	169	—	—	169
Multi-family residential	—	—	—	—

Total real estate loans	846	670	2,731	4,247

Other loans:
Commercial and industrial	—	—	4,581	4,581
Consumer	—	—	178	178

Total other loans	—	—	4,759	4,759

Total loans	$846	$670	$7,490	$9,006

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$214	$3	$59	$276
Home equity loans and lines	—	—	91	91
Commercial real estate	—	803	—	803
Construction and land	—	—	—	—
Multi-family residential	—	—	—	—

Total real estate loans	214	806	150	1,170

Other loans:
Commercial and industrial	—	—	203	203
Consumer	—	—	—	—

Total other loans	—	—	203	203

Total loans	$214	$806	$353	$1,373

Total loans:
Real estate loans:
One- to four-family first mortgage	$520	$277	$532	$1,329
Home equity loans and lines	275	64	407	746
Commercial real estate	96	1,135	1,942	3,173
Construction and land	169	—	—	169
Multi-family residential	—	—	—	—

Total real estate loans	1,060	1,476	2,881	5,417

Other loans:
Commercial and industrial	—	—	4,784	4,784
Consumer	—	—	178	178

Total other loans	—	—	4,962	4,962

Total loans	$1,060	$1,476	$7,843	$10,379

The following table summarizes information pertaining to loans modified as of the periods indicated.

	For the Nine Months Ended September 30,
	2018			2017
(dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
One- to four-family first mortgage	2	$1,132	$1,131	5	$268	$263
Home equity loans and lines	—	—	—	2	38	37
Commercial real estate	1	6,423	5,923	1	431	431
Construction and land	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	2	738	676	1	1,439	1,146
Other consumer	3	20	20	2	60	57

Total	8	$8,313	$7,750	11	$2,236	$1,934

None of the performing troubled debt restructurings as of September 30, 2018 had defaulted subsequent to the restructuring through the date the financial statements were available to be issued.

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

Management primarily identifies investment securities, which may have traded in illiquid or inactive markets, by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of September 30, 2018, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets measured for fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

(dollars in thousands)	September 30, 2018	Level 1	Level 2	Level 3
Available for sale securities:

U.S. agency mortgage-backed	$79,492	$—	$79,492	$—
Collateralized mortgage obligations	147,441	—	147,441	—
Municipal bonds	21,674	—	21,674	—
U.S. government agency	10,341	—	10,341	—

Total	$258,948	$—	$258,948	$—

(dollars in thousands)	December 31, 2017	Level 1	Level 2	Level 3
Available for sale securities:

U.S. agency mortgage-backed	$84,690	$—	$84,690	$—
Collateralized mortgage obligations	113,735	—	113,735	—
Municipal bonds	25,521	—	25,521	—
U.S. government agency	11,047	—	11,047	—

Total	$234,993	$—	$234,993	$—

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

Nonrecurring Basis

In accordance with the provisions of ASC 310, Receivables, the Company records loans considered impaired at fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the fair value of the collateral for collateral-dependent loans. For non-collateral-dependent loans, fair value is measured by present valuing expected future cash flows. Impaired loans are classified as Level 3 assets when measured using appraisals from third parties of the collateral less any prior liens and when there is no observable market price. Repossessed assets are initially recorded at fair value less estimated costs to sell. The fair value of repossessed assets is based on property appraisals and an analysis of similar properties available. As such, the Company classifies repossessed assets as Level 3 assets.

The Company has segregated all financial assets that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date as reflected in the table below.

		Fair Value Measurements Using
(dollars in thousands)	September 30, 2018	Level 1	Level 2	Level 3
Assets
Impaired loans	$8,442	$—	$—	$8,442
Repossessed assets	571	—	—	571

Total	$9,013	$—	$—	$9,013

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2017	Level 1	Level 2	Level 3
Assets
Impaired loans	$1,486	$—	$—	$1,486
Repossessed assets	728	—	—	728

Total	$2,214	$—	$—	$2,214

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of September 30, 2018:
Impaired loans	$8,442	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 80%	14%

Repossessed assets	$571	Third party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	6% - 100%	42%

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2017:
Impaired loans	$1,486	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	57%

Repossessed assets	$728	Third party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	6% - 100%	28%

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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at September 30, 2018
	Carrying
(dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$61,724	$61,724	$61,724	$—	$—
Interest-bearing deposits in banks	1,184	1,184	1,184	—	—
Investment securities available for sale	258,948	258,948	—	258,948	—
Investment securities held to maturity	10,942	10,868	—	10,868	—
Mortgage loans held for sale	3,470	3,470	—	3,470	—
Loans, net	1,617,276	1,590,380	—	1,581,938	8,442
Cash surrender value of BOLI	29,394	29,394	29,394	—	—

Financial Liabilities
Deposits	$1,771,312	$1,766,441	$—	$1,766,441	$—
Short-term FHLB advances	41	41	41	—	—
Long-term FHLB advances	59,536	57,879	—	57,879	—

		Fair Value Measurements at December 31, 2017
	Carrying
(dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$150,418	$150,418	$150,418	$—	$—
Interest-bearing deposits in banks	2,421	2,421	2,421	—	—
Investment securities available for sale	234,993	234,993	—	234,993	—
Investment securities held to maturity	13,034	13,055	—	13,055	—
Mortgage loans held for sale	5,873	5,873	—	5,873	—
Loans, net	1,642,988	1,642,634	—	1,641,148	1,486
Cash surrender value of BOLI	28,904	28,904	28,904	—	—

Financial Liabilities
Deposits	$1,866,227	$1,864,735	$—	$1,864,735	$—
Short-term FHLB advances	3,642	3,642	3,642	—	—
Long-term FHLB advances	68,183	67,143	—	67,143	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Home Bank, N. A. (the “Bank”), from

December 31, 2017 through September 30, 2018 and on its results of operations for the three and nine months ended September 30, 2018 and September 30, 2017. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

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

EXECUTIVE OVERVIEW

During the third quarter of 2018, the Company earned $8.3 million, an increase of $4.2 million, or 102.0%, compared to the third quarter of 2017. Diluted earnings per share for the third quarter of 2018 were $0.89, an increase of $0.33, or 58.9%, compared to the third quarter of 2017. The increase in earnings is primarily due to the acquisition of St. Martin Bancshares, Inc. (“SMB”). In addition, net income for the third quarter of 2017 included merger expenses related to the acquisition of SMB totaling $225,000, net of taxes. No merger-related expenses were recorded during the third quarter of 2018.

During the nine months ended September 30, 2018, the Company earned $23.5 million, an increase of $9.9 million, or 73.0%, compared to the nine months ended September 30, 2017. Diluted earnings per share for the nine months ended September 30, 2018 were $2.53, an increase of $0.65, or 34.6%, compared to the nine months ended September 30, 2017. The nine months ended September 30, 2018 and September 30, 2017 included merger expenses related to the acquisition of SMB totaling $1.6 million and $225,000, net of taxes, respectively.

Key components of the Company’s performance during the three and nine months ended September 30, 2018 include:

•	Assets totaled $2.1 billion as of September 30, 2018, a decrease of $87.6 million, or 3.9%, from December 31, 2017.

•	Loans as of September 30, 2018 were $1.6 billion, a decrease of $24.8 million, or 1.5%, from December 31, 2017.

•	Investment securities totaled $269.9 million as of September 30, 2018, an increase of $21.9 million, or 8.8%, from December 31, 2017.

•	Deposits totaled $1.8 billion as of September 30, 2018, a decrease of $94.9 million, or 5.1%, from December 31, 2017.

•

Interest income increased $8.4 million, or 47.8%, in the third quarter of 2018 compared to the third quarter of 2017. For the nine months ended September 30, 2018, interest income increased $24.0 million, or 45.7%, compared to the nine months ended September 30, 2017. The increases in 2018 were driven primarily by the addition of the interest-earning assets acquired from SMB.

•

Interest expense increased $890,000, or 52.0%, in the third quarter of 2018 compared to the third quarter of 2017. For the nine months ended September 30, 2018, interest expense increased $2.5 million, or 53.2%, compared to the nine months ended September 30, 2017. The increases in 2018 were driven primarily by the addition of the interest-bearing liabilities acquired from SMB.

•

The provision for loan losses totaled $786,000 for the third quarter of 2018, an increase of $126,000, or 19.1%, compared to the third quarter of 2017. For the nine months ended September 30, 2018, the Company recorded a provision for loan losses of $2.3 million, a $1.2 million, or 108.7%, increase from the provision recorded for the same period in 2017. The Company recorded net loan charge-offs for the third quarter of 2018 of $15,000 and net loan charge-offs for the nine months ended September 30, 2018 of $1.4 million. The Company recorded net loan charge-offs for the third quarter of 2017 of $246,000 and net loan charge-offs for the nine months ended September 30, 2017 of $204,000.

•

Noninterest income for the third quarter of 2018 increased $1.0 million, or 45.7%, compared to the third quarter of 2017. For the nine months ended September 30, 2018, noninterest income increased $2.9 million, or 39.6%, compared to the nine months ended September 30, 2017. The increase for the comparative quarters resulted primarily from additional service fees and charges, bank card fees, and other income due to the SMB acquisition. The increase in the nine-month comparative periods resulted primarily from additional service fees and charges and bank card fees due to the SMB acquisition, which were partially offset by decreases in gains on the sale of mortgage loans.

•

Noninterest expense for the third quarter of 2018 increased $4.4 million, or 38.4%, compared to the third quarter of 2017. Noninterest expense for the nine months ended September 30, 2018 increased $14.2 million, or 42.4%, compared to the nine months ended September 30, 2017. Noninterest expense includes merger-related expenses, which totaled $2.0 million (pre-tax) for the nine months ended September 30, 2018 and $247,000 (pre-tax) for the three and nine months ended September 30, 2017. The increases in noninterest expense related primarily to the growth of the Company’s employee base, higher occupancy and data processing costs due to the SMB acquisition.

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – Loans outstanding as of September 30, 2018 were $1.6 billion, a decrease of $24.8 million from December 31, 2017. Growth in originated loans of 10.6% (14.2% annualized) during the first nine months of 2018 was offset by reductions in Acquired Loan balances. Organic loan growth resulted primarily from increases in the Company’s commercial real estate loan portfolio.

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

	September 30,	December 31,	Increase/(Decrease)
(dollars in thousands)	2018	2017	Amount	Percent
Real estate loans:
One- to four-family first mortgage	$456,797	$477,211	$(20,414)	(4.3)%
Home equity loans and lines	86,405	94,445	(8,040)	(8.5)
Commercial real estate	629,297	611,358	17,939	2.9
Construction and land	174,573	177,263	(2,690)	(1.5)
Multi-family residential	56,153	50,978	5,175	10.2

Total real estate loans	1,403,225	1,411,255	(8,030)	(0.6)

Other loans:
Commercial and industrial	173,938	185,284	(11,346)	(6.1)
Consumer	55,856	61,256	(5,400)	(8.8)

Total other loans	229,794	246,540	(16,746)	(6.8)

Total loans	$1,633,019	$1,657,795	$(24,776)	(1.5)%

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger (i.e., loans with balances of $250,000 or greater) commercial real estate loans, multi-family residential loans, construction and land loans and commercial and industrial loans are individually evaluated for impairment. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer at the bank. The Company typically orders an “as is” valuation for collateral property if a loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of September 30, 2018 and December 31, 2017, loans individually evaluated with impairment, excluding Acquired Loans, amounted to $9.8 million and $3.5 million, respectively. As of September 30, 2018 and December 31, 2017, acquired impaired loans (loans considered to have deteriorated credit quality at the time of acquisition) amounted to $11.0 million and $14.2 million, respectively. As of September 30, 2018 and December 31, 2017, substandard loans, excluding Acquired Loans, amounted to $19.8 million and $27.0 million, respectively. The amount of the allowance for loan losses allocated to substandard loans originated by Home Bank totaled $1.4 million as of September 30, 2018 and $2.0 million as of December 31, 2017. The amount of the allowance for loan losses allocated to Acquired Loans totaled $1.4 million and $504,000, respectively, at such dates. There were no assets classified as doubtful or loss as of September 30, 2018 or December 31, 2017.

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

	September 30, 2018			December 31, 2017
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans(2):
Real estate loans:
One- to four-family first mortgage	$2,637	$2,753	$5,390	$2,006	$1,167	$3,173
Home equity loans and lines	1,339	144	1,483	1,434	108	1,542
Commercial real estate	7,374	729	8,103	8,662	95	8,757
Construction and land	3	345	348	200	249	449
Multi-family residential	—	—	—	—	—	—
Other loans:
Commercial and industrial	4,281	873	5,154	9,678	932	10,610
Consumer	171	226	397	399	103	502

Total nonaccrual loans	15,805	5,070	20,875	22,379	2,654	25,033
Accruing loans 90 days or more past due	—	—	—	—	—	—

Total nonperforming loans	15,805	5,070	20,875	22,379	2,654	25,033
Foreclosed assets	86	485	571	144	584	728

Total nonperforming assets	15,891	5,555	21,446	22,523	3,238	25,761
Performing troubled debt restructurings	1,338	288	1,626	1,516	1,020	2,536

Total nonperforming assets and troubled debt restructurings	$17,229	$5,843	$23,072	$24,039	$4,258	$28,297

Nonperforming loans to total loans			1.28%			1.51%
Nonperforming loans to total assets			0.98%			1.12%
Nonperforming assets to total assets			1.00%			1.16%

(1)

Table excludes Acquired Loans, which were being accounted for under ASC 310-30 because they continue to earn interest from accretable yield regardless of their status as past due or otherwise not in compliance with their contractual terms. Acquired Loans with deteriorated credit quality, which were being accounted for under ASC 310-30 and which were 90 days or more past due, totaled $2.5 million and $4.3 million as of September 30, 2018 and December 31, 2017, respectively.

(2)

Nonaccrual loans include originated restructured loans placed on nonaccrual totaling $9.0 million and $7.5 million at September 30, 2018 and December 31, 2017, respectively. Acquired restructured loans placed on nonaccrual totaled $868,000 and $353,000 at September 30, 2018 and December 31, 2017, respectively.

The Company recorded net loan charge-offs for the third quarter of 2018 of $15,000 and net loan charge-offs for the nine months ended September 30, 2018 of $1.4 million. The Company recorded net loan charge-offs for the third quarter of 2017 of $246,000 and net loan charge-offs for the nine months ended September 30, 2017 of $204,000.

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

Acquired Loans were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. If the present value of expected cash flows for a pool is less than its carrying value, an impairment is recognized by an increase in the allowance for loan losses and a charge to the provision for loan losses. As of September 30, 2018 and December 31, 2017, $1.4 million and $504,000, respectively, of our allowance for loan losses was allocated to Acquired Loans.

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

The following table presents the activity in the allowance for loan losses during the first nine months of 2018.

(dollars in thousands)	Originated	Acquired	Total
Balance, December 31, 2017	$14,303	$504	$14,807
Provision charged to operations	1,484	847	2,331
Loans charged off	(1,564)	—	(1,564)
Recoveries on charged off loans	169	—	169

Balance, September 30, 2018	$14,392	$1,351	$15,743

At September 30, 2018, the Company’s ratio of the allowance for loan losses to total loans was 0.96%, compared to 0.89% and 1.09% at December 31, 2017 and September 30, 2017, respectively. Excluding Acquired Loans, the ratio of the allowance for loan losses to total loans was 1.38% at September 30, 2018, compared to 1.52% and 1.40% at December 31, 2017 and September 30, 2017, respectively.

The allowance for loan losses attributable to originated direct energy-related loans totaled 2.50% of the outstanding balance of originated energy-related loans at September 30, 2018, compared to 2.49% and 3.13% at December 31, 2017 and September 30, 2017, respectively.

Investment Securities

The Company’s investment securities portfolio totaled $269.9 million as of September 30, 2018, an increase of $21.9 million, or 8.8%, from December 31, 2017. As of September 30, 2018, the Company had a net unrealized loss on its available for sale investment securities portfolio of $5.8 million, compared to a net unrealized loss of $1.5 million as of December 31, 2017.

The following table summarizes activity in the Company’s investment securities portfolio during the first nine months of 2018.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2017	$234,993	$13,034
Purchases	67,539	—
Sales	—	—
Principal maturities, prepayments and calls	(38,016)	(1,855)
Amortization of premiums and accretion of discounts	(1,279)	(237)
Decrease in market value	(4,289)	—

Balance, September 30, 2018	$258,948	$10,942

Funding Sources

Deposits – Deposits totaled $1.8 billion as of September 30, 2018, a decrease of $94.9 million, or 5.1%, compared to December 31, 2017. Core deposits (i.e. checking, savings and money market accounts) totaled $1.4 billion as of September 30, 2018, a decrease of $54.7 million, or 3.7%, compared to December 31, 2017. Certificates of deposit totaled $348.9 million as of September 30, 2018, a decrease of $40.2 million, or 10.3%, compared to December 31, 2017. To reverse the trend in deposit outflows, management has begun to raise interest rates on deposit accounts and is currently offering several special rates to attract new deposits.

The following table sets forth the composition of the Company’s deposits at the dates indicated.

	September 30,	December 31,	Increase/(Decrease)
(dollars in thousands)	2018	2017	Amount	Percent
Demand deposit	$447,422	$461,999	$(14,577)	(3.2)%
Savings	207,379	217,639	(10,260)	(4.7)
Money market	293,313	306,509	(13,196)	(4.3)
NOW	474,250	490,924	(16,674)	(3.4)
Certificates of deposit	348,948	389,156	(40,208)	(10.3)

Total deposits	$1,771,312	$1,866,227	$(94,915)	(5.1)%

Federal Home Loan Bank Advances – Short-term FHLB advances totaled $41,000 as of September 30, 2018, a decrease of $3.6 million, or 98.9%, compared to $3.6 million as of December 31, 2017. Long-term FHLB advances totaled $59.5 million as of September 30, 2018, a decrease of $8.6 million, or 12.7%, compared to $68.2 million as of December 31, 2017. The decreases in FHLB advances are primarily due to pay-downs on maturing obligations.

Shareholders’ Equity – Shareholders’ equity increased $17.8 million, or 6.4%, from $277.9 million as of December 31, 2017 to $295.7 million as of September 30, 2018, primarily due to earnings during the period.

As of September 30, 2018, the Bank had regulatory capital amounts that were well in excess of regulatory requirements. The following table presents actual and required capital ratios for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2018 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Phase-In Schedule		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$221,952	13.91%	$101,713	6.375%	$111,685	7.00%	$103,707	6.50%
Tier 1 risk-based capital	221,952	13.91	125,645	7.875	135,617	8.50	127,640	8.00
Total risk-based capital	237,695	14.90	157,555	9.875	167,527	10.50	159,550	10.00
Tier 1 leverage capital	221,952	10.73	82,725	4.00	82,725	4.00	103,406	5.00

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity Management

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring adequate cash flow exists to meet the Company’s needs, including operating, strategic and capital. The Company develops its liquidity management strategies as part of its overall asset/liability management process. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity. As of September 30, 2018, cash and cash equivalents totaled $61.7 million. At such date, investment securities available for sale totaled $258.9 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. As of September 30, 2018, certificates of deposit maturing within the next 12 months totaled $207.5 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended September 30, 2018, the average balance of outstanding FHLB advances was $64.2 million. As of September 30, 2018, the Company had $59.6 million in total outstanding FHLB advances and had $730.9 million in additional FHLB advances available.

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

Asset/Liability Management

The objective of asset/liability management is to implement strategies for the funding and deployment of the Company’s financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk. Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of September 30, 2018.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	0.0%
+200	0.1
+100	0.2

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of September 30, 2018 and December 31, 2017.

	Contract Amount
	September 30,	December 31,
(dollars in thousands)	2018	2017
Standby letters of credit	$3,582	$6,620
Available portion of lines of credit	168,223	203,367
Undisbursed portion of loans in process	109,338	78,578
Commitments to originate loans	137,510	96,183

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

RESULTS OF OPERATIONS

During the third quarter of 2018, the Company earned $8.3 million, an increase of $4.2 million, or 102.0%, compared to the third quarter of 2017. Diluted earnings per share for the third quarter of 2018 were $0.89, an increase of $0.33, or 58.9%, compared to the third quarter of 2017. The increase in earnings is primarily due to the acquisition of SMB. In addition, net income for the third quarter of 2017 included merger expenses related to the acquisition of SMB totaling $225,000, net of taxes. No merger-related expenses were recorded during the third quarter of 2018.

During the nine months ended September 30, 2018, the Company earned $23.5 million, an increase of $9.9 million, or 73.0%, compared to the nine months ended September 30, 2017. Diluted earnings per share for the nine months ended September 30, 2018 were $2.53, an increase of $0.65, or 34.6%, compared to the nine months ended September 30, 2017. The nine months ended September 30, 2018 and September 30, 2017 include merger expenses related to the acquisition of SMB totaling $1.6 million, net of taxes, and $225,000, net of taxes, respectively. The nine months ended September 30, 2017 also includes a net loss totaling $45,000, net of taxes, resulting from a write down on a banking center in the second quarter of 2017 and a gain on the sale of a banking center in the first quarter of 2017.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 4.53% and 4.13% for the three months ended September 30, 2018 and September 30, 2017, respectively, and 4.46% and 4.20% for the nine months ended September 30, 2018 and September 30, 2017, respectively. The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.74% and 4.29% for the three months ended September 30, 2018 and September 30, 2017, respectively, and was 4.64% and 4.35% for the nine months ended September 30, 2018 and September 30, 2017, respectively.

Net interest income totaled $23.5 million for the three months ended September 30, 2018, an increase of $7.6 million, or 47.3%, compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, net interest income totaled $69.4 million, an increase of $21.5 million, or 45.0%, compared to the nine months ended September 30, 2017. The addition of SMB’s interest-earning assets accounted for the vast majority of the increase in both the three and nine-month periods ended September 30, 2018 over the prior comparable periods.

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

	Three Months Ended September 30,
	2018			2017
			Average				Average
	Average		Yield/	Average			Yield/
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest		Rate(1)
Interest-earning assets:
Loans receivable(1)
Originated loans	$961,917	$14,365	5.87%	$917,056		$11,756	5.04%
Acquired loans	669,922	9,753	5.74	298,929		4,580	6.05

Total loans receivable(1)	1,631,839	24,118	5.82	1,215,985		16,336	5.29

Investment securities
Taxable	245,156	1,516	2.47	182,411		983	2.16

Tax-exempt (TE)	33,197	178	2.71	30,406		152	3.07

Total investment securities	278,353	1,694	2.50	212,817		1,135	2.29

Other interest-earning assets	47,759	297	2.47	44,941		194	1.72

Total interest-earning assets (TE)	1,957,951	26,109	5.27	1,473,743		17,665	4.75

Noninterest-earning assets	179,471			99,925

Total assets	$2,137,422			$1,573,668	$

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$979,919	$1,379	0.56%	$726,995		$682	0.37%
Certificates of deposit	350,308	933	1.06	297,168		714	0.95

Total interest-bearing deposits	1,330,227	2,312	0.69	1,024,163		1,396	0.54
Short-term FHLB advances	1,423	6	1.78	—		—	—

Long term FHLB advances	62,786	281	1.79	66,630		313	1.88

Total interest-bearing liabilities	1,394,436	2,599	0.74	1,090,793		1,709	0.62

Noninterest-bearing liabilities	449,619			291,267

Total liabilities	1,844,055			1,382,060

Shareholders’ equity	293,367			191,608

Total liabilities and shareholders’ equity	$2,137,422			$1,573,668

Net interest-earning assets	$563,515			$382,950

Net interest spread (TE)		$23,510	4.53%			$15,956	4.13%

Net interest margin (TE)			4.74%				4.29%

	Nine Months Ended September 30,
	2018			2017
			Average				Average
	Average		Yield/	Average			Yield/
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest		Rate(1)
Interest-earning assets:
Loans receivable(1)
Originated loans	$937,268	$39,707	5.61%	$909,068		$34,580	5.04%
Acquired loans	700,559	30,742	5.82	313,838		14,167	5.99

Total loans receivable(1)	1,637,827	70,449	5.70	1,222,906		48,747	5.28
Investment securities
Taxable	238,694	4,355	2.43	174,936		2,807	2.14

Tax-exempt (TE)	34,766	543	2.64	31,347		471	3.08

Total investment securities	273,460	4,898	2.46	206,283		3,278	2.28

Other interest-earning assets	71,963	1,063	1.97	34,206		403	1.57

Total interest-earning assets (TE)	1,983,250	76,410	5.12	1,463,395		52,428	4.77

Noninterest-earning assets	185,501			102,392

Total assets	$2,168,751			$1,565,787	$

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$994,336	$3,421	0.46%	$702,565		$1,582	0.30%

Certificates of deposit	360,194	2,720	1.01	288,037		1,956	0.91

Total interest-bearing deposits	1,354,530	6,141	0.61	990,602		3,538	0.48
Short-term FHLB advances	2,868	39	1.81	18,166		95	0.69

Long term FHLB advances	65,666	877	1.78	71,754		972	1.81

Total interest-bearing liabilities	1,423,064	7,057	0.66	1,080,522		4,605	0.57

Noninterest-bearing liabilities	458,411			297,896

Total liabilities	1,881,475			1,378,418

Shareholders’ equity	287,276			187,369

Total liabilities and shareholders’ equity	$2,168,751			$1,565,787

Net interest-earning assets	$560,186			$382,873

Net interest spread (TE)		$69,353	4.46%			$47,823	4.20%

Net interest margin (TE)			4.64%				4.35%

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

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2018 Compared to 2017			2018 Compared to 2017
	Change Attributable To			Change Attributable To
			Total			Total
			Increase			Increase
(dollars in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest income:
Loans receivable	$1,877	$5,905	$7,782	$4,509	$17,193	$21,702
Investment securities	158	401	559	399	1,221	1,620
Other interest-earning assets	88	15	103	159	501	660

Total interest income	2,123	6,321	8,444	5,067	18,915	23,982

Interest expense:

Savings, checking and money market accounts	440	257	697	1,073	766	1,839
Certificates of deposit	84	135	219	247	517	764
FHLB advances	(11)	(15)	(26)	76	(227)	(151)

Total interest expense	513	377	890	1,396	1,056	2,452

Increase (decrease) in net interest income	$1,610	$5,944	$7,554	$3,671	$17,859	$21,530

Provision for Loan Losses – For the quarter ended September 30, 2018, the Company recorded a provision for loan losses of $786,000, which was 19.1% higher than the $660,000 recorded for the same period in 2017. For the nine months ended September 30, 2018, the provision for loan losses totaled $2.3 million, which was 108.7% higher than the $1.1 million recorded for the same period in 2017. The increase in provision for the nine-month period ended September 30, 2018 over the comparable period in the prior year resulted primarily due to growth in the organic loan portfolio and a $1.2 million increase in net loan charge-offs during the 2018 period, which was primarily driven by two commercial and industrial loan relationships.

The Company recorded net loan charge-offs of $15,000 during the third quarter of 2018, compared to $246,000 of net loan charge-offs in the third quarter of 2017. The Company recorded net loan charge-offs of $1.4 million during the nine months ended September 30, 2018 and net loan charge-offs of $204,000 for the nine months ended September 30, 2017. The increase in net loan charge-offs for the nine months ended September 30, 2018 resulted primarily from two loan relationships identified as problem credits in prior periods.

As of September 30, 2018, the Company’s ratio of allowance for loan losses to total loans was 0.96%, compared to 0.89% and 1.09% at December 31, 2017 and September 30, 2017, respectively. Excluding Acquired Loans, the ratio of the allowance for loan losses to total loans was 1.38% at September 30, 2018, compared to 1.52% and 1.40% at December 31, 2017 and September 30, 2017, respectively. The ratio of nonperforming loans to total assets was 0.98% at September 30, 2018, compared to 1.12% at both December 31, 2017 and September 30, 2017.

Noninterest Income – The Company’s noninterest income was $3.3 million for the quarter ended September 30, 2018, $1.0 million, or 45.7%, higher than the $2.3 million earned for the same period in 2017. The increase for the comparative quarters resulted primarily from additional service fees and charges and bank card fees due to the SMB acquisition (up $582,000 and $392,000, respectively) and an increase of $151,000 in other income, driven primarily by recoveries on the Company’s acquired loan portfolio.

Noninterest income was $10.2 million for the nine months ended September 30, 2018, $2.9 million, or 39.6%, higher than the $7.3 million earned for the same period of 2017. The nine months ended September 30, 2017 included a net loss of $69,000 resulting from a $449,000 (pre-tax) write down on a closed banking center in Vicksburg, Mississippi and a $380,000 (pre-tax) gain on the sale of a banking center. The increase for the comparative nine-month periods resulted primarily from additional service fees and charges and bank card fees due primarily to the SMB acquisition (up $1.8 million and $1.2 million, respectively), which were partially offset by decreases in gains on the sale of mortgage loans (down $305,000).

Noninterest Expense – The Company’s noninterest expense was $15.7 million for the three months ended September 30, 2018, $4.4 million, or 38.4%, higher than the $11.3 million recorded for the same period in 2017. The increase in noninterest expense is related primarily to the growth of the Company’s employee base, higher occupancy and data processing costs due to the SMB acquisition.

Noninterest expense was $47.6 million for the nine months ended September 30, 2018, $14.2 million, or 42.4%, higher than the $33.4 million for the same period of 2017. As described above, the increase is related primarily to the growth of the Company’s employee base, higher occupancy and data processing costs due to the SMB acquisition. Noninterest expense includes merger-related expenses totaling $2.0 million (pre-tax) for the nine months ended September 30, 2018. In comparison, noninterest expense for the nine months ended September 30, 2017 includes $247,000 (pre-tax) in merger related expenses.

Income Taxes – For the quarters ended September 30, 2018 and September 30, 2017, the Company incurred income tax expense of $2.1 million and $2.2 million, respectively. The Company’s effective tax rate was 20.3% and 34.5% during the third quarters of 2018 and 2017, respectively. For the nine months ended September 30, 2018 and September 30, 2017, the Company incurred income tax expense of $6.1 million and $7.0 million, respectively. The lower effective tax rate recorded in 2018 was the result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act reduced the federal corporate statutory tax rate from 35% to 21%. Differences between the effective tax rate and the statutory tax rate primarily relate to variances in items that are non-taxable or non-deductible (e.g., state tax, tax-exempt income, merger-related expenses, etc.).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2017, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at September 30, 2018 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
July 1 – July 31, 2018	—	$—	—	365,892
August 1 – August 31, 2018	7,206	45.97	7,206	358,686
September 1 – September 30, 2018	—	—	—	358,686

Total	7,206	$45.97	7,206	358,686

(1)

On June 7, 2013, the Company announced the commencement of a stock repurchase program. Under the 2013 plan, the Company was able to repurchase 370,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions. On April 26, 2016, the Company announced a new stock repurchase program. Under the 2016 plan, the Company can repurchase up to 365,000 shares, or approximately 5% of its common stock outstanding at the time of adoption, through open market or privately negotiated transactions.

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

HOME BANCORP, INC.

November 7, 2018	By:	/s/ John W. Bordelon
John W. Bordelon
President, Chief Executive Officer and Director

November 7, 2018	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer

November 7, 2018	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank, N.A. First Vice President and Director of Financial Management