Form 10-K
period 2018-12-31
HOME BANCORP, INC.
filed 2019-03-13
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the 8,014,907 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $46.55 for the common stock on June 30, 2018, as reported by the Nasdaq Stock Market, was approximately $373.1 million. Shares of common stock held by the registrant’s executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of March 4, 2019: 9,495,745

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the definitive Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

HOME BANCORP, INC.

2018 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations hereunder). Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Home Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or words of similar meaning or future or conditional terms such as “will,” “would,” “should,” “could,” “may,” “likely,” “probably” or “possibly.” Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumptions, many of which are difficult to predict and generally are beyond the control of Home Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows or real estate values; (2) the levels of noninterest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Home Bancorp, Inc. is or will be doing business, being less favorable than expected; (6) political and social unrest, including acts of war or terrorism; (7) we may not fully realize all the benefits we anticipated in connection with our acquisitions of other institutions or our assumptions made in connection therewith may prove to be inaccurate; or (8) legislation or changes in regulatory requirements adversely affecting the business of Home Bancorp, Inc. Home Bancorp, Inc. undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.

As used in this report, unless the context otherwise requires, the terms “we,” “our,” “us” or the “Company” refer to Home Bancorp, Inc., a Louisiana corporation, and the term “Bank” refers to Home Bank, National Association, a national bank and wholly-owned subsidiary of the Company (for periods prior to March 2, 2015, the term “Bank” refers to the predecessor federal savings bank, Home Bank). In addition, unless the context otherwise requires, references to the operations of the Company include the operations of the Bank.

PART I

Item 1.	Business.

General. Home Bancorp, Inc. (the “Company”) is a Louisiana corporation and the holding company for Home Bank, N.A. (the “Bank”). The Bank, which is headquartered in Lafayette, Louisiana and is a wholly-owned subsidiary of the Company, currently conducts business through 39 banking offices in the Acadiana, Baton Rouge, Greater New Orleans and Northshore (of Lake Pontchartrain) regions of south Louisiana and the Natchez and Vicksburg regions of west Mississippi.

As of March 2, 2015, the Bank converted from a federal savings bank to a national bank with the title “Home Bank, National Association.” As a result of the Bank’s conversion to a national bank, the Company is now subject to regulation as a bank holding company by the Board of Governors of the Federal Reserve System (the “FRB” or the “Federal Reserve”). Prior to the Bank’s charter conversion, the Company was regulated by the FRB as a savings and loan holding company. In September 2018, the Bank established HB Investment Fund I, LLC, a wholly-owned subsidiary of the Bank to invest in New Market Tax Credits (“NMTC”) in our market areas.

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

Although we continue to be an active originator of residential home mortgage loans and other consumer loans in our market areas, our efforts are focused on originating commercial real estate loans and commercial and industrial loans. Commercial real estate loans and commercial and industrial loans are deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans. In addition, the Bank views commercial real estate and commercial and industrial loans as attractive lending products because the Bank’s commercial borrowers typically maintain deposit accounts at the Bank, increasing the Bank’s core deposits.

The Company’s headquarters is located at 503 Kaliste Saloom Road, Lafayette, Louisiana, and our telephone number is (337) 237-1960. We maintain a website at www.home24bank.com, and we provide our customers with online banking services. Information on our website should not be considered a part of this Annual Report on Form 10-K.

Market Area and Competition

The Bank has four primary market areas across south Louisiana: Acadiana, Baton Rouge, Greater New Orleans, and the Northshore (of Lake Pontchartrain) and two primary market areas in west Mississippi: Natchez and Vicksburg. Since completing its initial public offering of stock in October 2008, the Company has acquired five other financial institutions. In 2010, the Company expanded into the Northshore (of Lake Pontchartrain) through a Federal Deposit Insurance Corporation (“FDIC”) assisted transaction of certain assets and liabilities of the former Statewide Bank (“Statewide”). The Bank currently operates six banking offices in the Northshore region. In 2011, the Company expanded into the Greater New Orleans area through the acquisition of GS Financial Corporation (“GSFC”) and its subsidiary, Guaranty Savings Bank (“Guaranty”). In February 2014, the Company expanded into Natchez and Vicksburg, Mississippi through the acquisition of Britton & Koontz Capital Corporation (“Britton & Koontz”) and its subsidiary, Britton & Koontz Bank, N.A. (“Britton & Koontz Bank”). The Bank currently operates three banking offices in Natchez and one banking office in Vicksburg. In September 2015, the Company increased its presence in Greater New Orleans through the acquisition of Louisiana Bancorp, Inc. (“LABC”) and its subsidiary, Bank of New Orleans. The Bank currently operates six banking offices in the Greater New Orleans area. In December 2017, the Company increased its presence in the Acadiana region through its acquisition of St. Martin Bancshares (“SMB”) and its subsidiary, St. Martin Bank & Trust Company (“St. Martin Bank”). The Company now operates 20 banking offices in the Acadiana region. The Bank currently operates three banking offices in Baton Rouge. For additional information on our acquisition activity, see Part II, Item 7 in this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisition Activity.”

We face significant competition in originating loans and attracting deposits. This competition stems primarily from other banks, credit unions and mortgage-banking companies. Many of the financial service providers operating in our market areas are significantly larger and have greater financial resources. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies. More recently, innovations in loan and deposit products brought about by financial technology companies have added to the level of competition for originating loans and attracting deposits.

Supervision and Regulation

Set forth below is a brief description of certain laws relating to the regulation of Home Bancorp, Inc. and Home Bank. This description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General. Home Bank, N.A. is subject to federal regulation and oversight by the Office of the Comptroller of the Currency (“OCC”). The Bank is also subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve. In the last several years, the Company has experienced heightened regulatory requirements and scrutiny following the global financial crisis and the enactment in 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Resulting reforms have caused the Company’s compliance and risk management processes, and the costs thereof, to increase. The legislation enacted in 2018 and summarized below may reduce some of the burdens associated with implementation of the Dodd-Frank Act, but the actual impact of this administration’s policies regarding the Dodd-Frank reforms and the 2018 regulatory reforms is impossible to predict with any certainty.

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

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory relief for community banks such as the Bank

The Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent to replace the leverage and risk-based regulatory capital ratios. The Act also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. This expansion also excludes such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, the Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

It is difficult at this time to predict when or how any new standards under the Act will ultimately be applied to us or what specific impact the Act and the final implementing rules and regulations will have on community banks.

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

A bank holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemption during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with the Federal Reserve. This notification requirement does not apply to any company that meets the well-capitalized standard for bank holding companies, is well-managed and is not subject to any unresolved supervisory issues.

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

The Sarbanes-Oxley Act. As a public company, the Company is subject to the Sarbanes-Oxley Act of 2002 which addresses, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our principal executive officer and principal financial officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the SEC under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our independent auditors and the Audit Committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

Volcker Rule Regulations. Regulations have been adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule. The regulations contain prohibitions and restrictions on the ability of financial institution holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. The regulations were phased in over a period ending on July 21, 2015. The Company’s investment portfolio is in compliance with the various provisions of the Volcker Rule regulations as of December 31, 2018. However, a provision in the Act enacted in May 2018 exempts banks with assets less than $10 billion from the Volcker Rule.

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

The Dodd Frank Act raises the minimum reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% and requires the FDIC to offset the effect of this increase on insured institutions with assets of less than $10 billion (small institutions). In March 2016, the FDIC adopted a rule to accomplish this by imposing a surcharge on larger institutions commencing when the reserve ratio reaches 1.15% and ending when it reaches 1.35%. The reserve ratio reached 1.15% effective as of June 30, 2016. The surcharge period began effective July 1, 2016 and ended on September 30, 2018 when the reserve ratio reached 1.36%. Small institutions will receive credits for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The credits will apply to reduce regular assessments by 2.0 basis points for quarters when the reserve ratio is at least 1.38%.

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

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. The annual assessment rate set for the fourth quarter of 2018 was 0.000014% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank’s deposit insurance.

Basel III and Dodd-Frank Act Regulatory Capital Regulations. In July of 2013, the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements which became fully phased in on a global basis on January 1, 2019. The regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks, such as Home Bank, a common equity Tier 1 capital ratio of 4.5% became effective on January 1, 2015. The new capital rules also increased the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer which became fully phased in on January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures. The new capital rules maintain the general structure of the prompt corrective action rules (described below), but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

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

At December 31, 2018, the Bank exceeded all of its regulatory capital requirements, with Tier 1, Tier 1 common equity, Tier 1 common equity (to risk-weighted assets) and total risk-based capital ratios of 11.15%, 14.55%, 14.55% and 15.59%, respectively.

As summarized above, in May 2018 the Act amended certain aspects of the Dodd-Frank Act to ease the regulatory burden for small- to medium-sized U. S. banks. The new legislation, among other things, raised the systemically important financial institution (“SIFI”) threshold which dictates capital requirements and imposed new rules aimed at simplifying the calculation of regulatory capital ratios.

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

As of December 31, 2018, the Bank was deemed a well-capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act, place restrictions on loans to executive officers, directors and principal shareholders of a national bank and its affiliates. Under Section 22(h), loans to a director, an executive officer, a greater than 10% shareholder of a national bank and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, a national bank’s loans to one borrower limit (generally equal to 15% of the bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to any director, executive officer or principal shareholder or certain affiliated interests of either, over other employees of the national bank. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a national bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. The Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act, and as of December 31, 2018 was in compliance with the above restrictions.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB of Dallas, which is one of 11 regional FHLBs that administer the home financing credit function of various financial institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. As of December 31, 2018, the Bank had $58.7 million of FHLB advances and $726 million available on its line of credit with the FHLB.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 0.4% of its total assets in Class B-1 stock and activity-based investment of Class B-2 stock equal to 4.1% of its advances outstanding and 2.0% of acquired members advances currently on the Bank’s balance sheet. As of December 31, 2018, the Bank had $5.6 million in FHLB stock, which was in compliance with this requirement.

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

Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at the FRB. As of December 31, 2018, the Bank had met its reserve requirement.

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

Our lending activities include loans secured by commercial real estate and commercial and industrial loans. Our multi-family residential, commercial real estate and commercial and industrial loans increased by an aggregate of 98.9%, 81.5% and 65.6%, respectively, from December 31, 2014 through December 31, 2018. Generally, multi-family residential lending, commercial real estate lending and commercial and industrial lending involve a higher degree of risk than single-family residential lending due to a variety of factors. Due to the larger loan balances typically involved in these loans, an adverse development with respect to one loan or one borrower relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. As of December 31, 2018, the largest outstanding balances of our commercial real estate loans, multi-family residential loans, and commercial and industrial loans were $14.6 million, $9.0 million and $8.8 million, respectively. If a large loan were to become non-performing, as we have experienced in the past, it can have a significant impact on our results of operations. Because we intend to continue our growth in commercial real estate and commercial and industrial loans, our credit risk exposure may increase and we may need to make additional provisions to our allowance for loan losses, which could adversely affect our future results of operations.

In addition to multi-family residential, commercial real estate and commercial and industrial loans, the Bank holds a significant portfolio of construction and land loans. As of December 31, 2018, the Bank’s construction and land loans amounted to $193.6 million, or 11.7% of our loan portfolio. Construction and land loans generally have a higher risk of loss than single-family residential mortgage loans due primarily to the critical nature of the initial estimates of a property’s value upon completion of construction compared to the estimated costs, including interest, of construction as well as other assumptions. If the estimates upon which construction loans are made prove to be inaccurate, we may be confronted with projects that, upon completion, have values which are below the loan amounts. If the Bank is forced to liquidate the collateral associated with such loans at values less than the remaining loan balance, it could have a significant impact on our results of operations.

Changes in interest rates could have a material adverse effect on our operations.

The operations of financial institutions are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. If general market rates of interest increase, our interest expense on deposits and borrowings would likely increase which could adversely affect our interest rate spread and net interest income. Changes in interest rates also can affect our ability to originate loans, the value of our interest-earning assets and our ability to realize gains from the sale of such assets, our ability to obtain and retain deposits in competition with other available investment alternatives and the ability of our borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.

Fluctuations in interest rates due to economic conditions and governmental or regulatory policies may adversely affect our net interest income and profitability.

Interest rates are highly sensitive to many factors beyond the Company’s control, including general economic conditions and the policies of the FRB and other governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment of loans, the fair value of existing assets and liabilities, the purchase of investments, the retention and generation of deposits and the rates received on loans and investment securities and paid on deposits or other sources of funding. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our earnings could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. We have adopted asset and liability management policies to mitigate the potential adverse effects of changes in interest rates on net interest income or earnings. However, even with these policies in place, a change in interest rates can impact our results of operations or financial condition.

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

Prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investment securities and our ongoing operations, costs and profitability. Further, declines in real estate values and sales volumes and elevated unemployment levels may result in higher loan delinquencies, increases in our non-performing and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. Reduction in problem assets can be slow, and the process can be exacerbated by the condition of the properties securing non-performing loans and the length of time involved in the foreclosure process. To the extent that we must work through the resolution of assets, economic problems may cause us to incur losses and adversely affect our capital, liquidity and financial condition.

Our financial performance and future growth may be negatively affected if we are unable to successfully execute our growth plans, which may include acquisitions.

Over the past several years, we have grown our branch system primarily through acquisitions of other financial institutions. Our ability to successfully acquire other institutions depends on our ability to identify, acquire, and integrate such institutions into our franchise. Our results of operations could be adversely affected if our analysis of past or future acquisitions was not complete and correct or our integration efforts were not successful. Currently, we have no agreements or understandings with anyone regarding a future acquisition.

Our allowance for loan losses may not be adequate to cover probable losses.

We have established an allowance for loan losses based upon various assumptions and judgments about the collectability of our loan portfolio which we believe is adequate to offset probable losses on our existing loans. While we are not aware of any specific factors indicating a deficiency in the amount of our allowance for loan losses, in light of the current economic environment, one of the most pressing issues faced by financial institutions is the adequacy of their allowance for loan losses. Federal bank regulators routinely scrutinize the level of the allowance for losses maintained by regulated institutions. In the event that we have to increase our allowance for loan losses beyond current levels, it would have an adverse effect on our results in future periods. As of December 31, 2018, our allowance for loan losses amounted to $16.3 million, or 0.99% of total loans. Excluding acquired loans, our allowance for loan losses amounted to 1.36% of total loans as of December 31, 2018.

We are subject to certain risks in connection with our strategy of growing through mergers and acquisitions.

Mergers and acquisitions are currently a component of our business model and growth strategy. Accordingly, it is possible that we could acquire other banking institutions, other financial services companies or branches of banks in the future. Acquisitions typically involve the payment of a premium over book and trading values and, therefore, may result in the dilution of our tangible book value per share. Our ability to engage in future mergers and acquisitions depends on various factors, including: (1) our ability to identify suitable merger partners and acquisition opportunities; (2) our ability to finance and complete transactions on acceptable terms and at acceptable prices; and (3) our ability to receive the necessary regulatory and, when required, shareholder approvals. Our inability to engage in an acquisition or merger for any of these reasons could have an adverse impact on the implementation of our business strategies. Furthermore, mergers and acquisitions involve a number of risks and challenges, including: (1) our ability to achieve planned synergies and to integrate the branches and operations we acquire and the internal controls and regulatory functions into our current operations and (2) the diversion of management’s attention from existing operations, which may adversely affect our ability to successfully conduct our business and negatively impact our financial results.

Our business is geographically concentrated in south Louisiana and west Mississippi, which are areas where the oil and gas industry has a significant presence. Low prices in crude oil and gas, among other factors, could cause a downturn in the local economy, which could adversely affect the Company’s financial condition and results of operations.

Most of our loans are to individuals and businesses located in south Louisiana and west Mississippi. The oil and gas industry has a significant presence in the market areas in which we operate. Regional economic conditions affect the demand for our products and services as well as the ability of our customers to repay loans. While crude oil prices have rebounded somewhat in the past three years, they have declined considerably since mid-2014. Continued fluctuations in crude oil prices could adversely affect our operations and economic conditions in some of our markets during 2019 and future periods, which could adversely affect our future results of operations. Although the Company attempts to mitigate risk by diversifying its borrower base, approximately $45.6 million, or 2.8%, of the Company’s loan portfolio at December 31, 2018 was comprised of loans to borrowers in the oil and gas industry (which is also referred to as the “energy sector”). We had an additional $10.1 million in unfunded loan commitments to companies in the energy sector at such date. At December 31, 2018, $1.5 million of our loans in the energy sector were on nonaccrual status, and $623,000 of our total allowance for loan losses was attributable to energy sector loans. Historically, the oil and gas industry has been an important factor in the local economy in our Acadiana and Natchez markets. If oil prices continue to remain low, it could have an adverse effect on our customers resulting in increased levels of nonperforming loans, provisions for loan losses and expense associated with loan collection efforts.

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

We evaluate our securities portfolio for other-than-temporary impairment (“OTTI”) throughout the year. Each investment with a fair value less than book value is reviewed quarterly. We record an impairment charge against individual securities if management’s review concludes that the decline in value is other than temporary. Delinquencies and defaults in the mortgage loans underlying these securities may adversely affect the cash flows received by us and may result in a conclusion in future periods that the securities are other-than-temporarily impaired. Such a conclusion of OTTI would require us to take additional charges to earnings to write down the value of these securities.

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

The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard that will be effective for the Company and the Bank for our first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss (“CECL”), will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and provide for the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which we expect to require us to increase our allowance for loan losses, and will likely greatly increase the data we need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, may have a material adverse effect on our financial condition and results of operations.

We face strong competition which adversely affects our profitability.

We are subject to vigorous competition in all aspects and areas of our business from banks and other financial institutions. We are significantly smaller than the larger depository institutions operating in our market areas. The financial resources of these larger competitors may permit them to pay higher interest rates on their deposits and to be more aggressive in new loan originations. We also compete with non-financial institutions, including retail stores that maintain their own credit programs, governmental agencies that make available low cost or guaranteed loans to certain borrowers and non-traditional financial technology firms that are offering an increasing array of online loan, deposit and treasury management products. Some of our larger competitors have substantially greater resources, technological capabilities, lending limits, branch systems and a wider array of commercial banking services. Vigorous competition from both bank and non-bank organizations is expected to continue.

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

Our ability to adequately conduct and grow our business is dependent on our ability to create and maintain an appropriate operational and organizational control infrastructure. Operational risk can arise in numerous ways including employee fraud, customer fraud and control lapses in bank operations and information technology. Our dependence on our employees and automated systems, including the automated systems used by acquired entities and third parties, to record and process transactions may further increase the risk that technical failures or tampering of those systems will result in losses that are difficult to detect. We are also subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control. Failure to maintain an appropriate operational infrastructure can lead to loss of service to customers, legal actions and noncompliance with various laws and regulations.

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

We rely heavily on communications and information systems to conduct our business. The computer systems and network infrastructure we use could be vulnerable to unforeseen hardware and cybersecurity issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure we use, including our Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the internet or users. Such problems could jeopardize the security of our customers’ personal information and other information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us, subject us to additional regulatory scrutiny, damage our reputation, result in a loss of customers or inhibit current and potential customers from our internet banking services. Any or all of these problems could have a material adverse effect on our results of operations and financial condition. Although we have security measures, including firewalls and penetration tests, designed to mitigate the possibility of break-ins, breaches and other disruptive problems, there can be no assurance that such security measures will be effective in preventing such problems.

We are dependent on our information technology and telecommunications systems and third-party service providers; systems failures, interruptions and cybersecurity breaches could have a material adverse effect on us.

Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party service providers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us.

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

As a bank, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our customers, which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customer information, misappropriation of assets, privacy breaches against our customers, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our customers, denial or degradation of service attacks and malware or other cyber-attacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our customers may have been affected by these breaches, which could increase their risks of identity theft and other fraudulent activity that could involve their accounts with us.

Information pertaining to us and our customers is maintained, and transactions are executed, on networks and systems maintained by us and certain third-party partners, such as our online banking, mobile banking or accounting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our customers against fraud and security breaches and to maintain the confidence of our customers. Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or the confidential information of our customers, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and protect data about us, our customers and underlying transactions, as well as the technology used by our customers to access our systems. Our third-party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in a number of negative events, including losses to us or our customers, loss of business or customers, damage to our reputation, the incurrence of additional expenses, disruption to our business, additional regulatory scrutiny, penalties or exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We may be adversely affected by recent changes in U.S. tax laws and regulations.

Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that have an impact on the banking industry, borrowers and the market for residential real estate. Included in this legislation was a reduction of the corporate income tax rate from 35% to 21%. In addition, other changes included: (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.

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

We currently conduct business from 20 banking offices in Acadiana, three banking offices in Baton Rouge, six banking offices in Greater New Orleans, six banking offices in the Northshore (of Lake Pontchartrain) region of Louisiana, three banking offices in Natchez, Mississippi, and one banking office in Vicksburg, Mississippi. The Bank owns 37 of its 39 banking offices. The Bank leases the land for one banking office in our Northshore market, and leases one banking office in Acadiana and Greater New Orleans, respectively.

Item 3.	Legal Proceedings.

From time-to-time, the Bank is named as a defendant in various legal actions arising from the normal course of business in which damages of various amounts may be claimed. While the amount, if any, of ultimate liability with respect to any such matters cannot be currently determined, management believes, after consulting with legal counsel, that any such liability will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)    Home Bancorp, Inc.’s common stock is listed on the Nasdaq Global Select Market under the symbol “HBCP”. The common stock commenced trading on the Nasdaq Stock Market on October 3, 2008. As of the close of business on December 31, 2018, there were 9,459,050 shares of common stock outstanding, held by approximately 716 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following graph shows a comparison of the cumulative total returns for the common stock of Home Bancorp, Inc., the Nasdaq Composite Index, and the SNL Securities Bank and Thrift Index for the period beginning December 31, 2013 and ending December 2018. The graph below represents $100 invested in our common stock at its closing price on December 31, 2013.

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Home Bancorp, Inc.	100.00	122.07	140.01	211.19	239.87	199.79
NASDAQ Composite	100.00	113.40	119.89	128.89	165.29	158.87
SNL Bank and Thrift	100.00	111.63	113.89	143.78	169.07	140.45

The stock price information shown above is not necessarily indicative of future price performance. Information used was obtained from S&P Global Market Intelligence, Charlottesville, Virginia. The Company assumes no responsibility for any errors or omissions in such information.

The Company did not sell any of its equity securities during 2018 that were not registered under the Securities Act of 1933.

For information regarding the Company’s equity compensation plans, see Item 12.

(b)	Not applicable.

(c)

On April 26, 2016, the Company announced an additional stock repurchase program (the “2016 Repurchase Program”). Under the 2016 Repurchase Program, the Company can repurchase up to 365,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions. The Company’s purchases of its common stock made during the fourth quarter of 2018 (which were made pursuant to the 2016 Repurchase Program) are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2018	471	$40.77	471	358,215
November 1 - November 30, 2018	17	38.89	17	358,198
December 1 - December 31, 2018	22,116	35.93	22,116	336,082

Total	22,604	$36.03	22,604	336,082

Item 6.	Selected Financial Data.

Set forth below is selected summary historical financial and other data of the Company. When you read this summary historical financial data, it is important that you also read the historical financial statements and related notes contained in Item 8 of this Form 10-K, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Selected Financial Condition Data:
Total assets	$2,153,658	$2,228,121	$1,556,732	$1,551,912	$1,221,415
Cash and cash equivalents	59,618	150,418	29,315	24,798	29,078
Interest-bearing deposits in banks	939	2,421	1,884	5,144	5,526
Investment securities:
Available for sale	260,131	234,993	183,730	176,762	174,801
Held to maturity	10,872	13,034	13,365	13,927	11,705
Loans receivable, net	1,633,406	1,642,988	1,215,323	1,214,818	901,208
Intangible assets	66,055	68,033	12,762	15,304	4,266
Deposits	1,773,217	1,866,227	1,248,072	1,244,217	993,573
Federal Home Loan Bank advances	58,698	71,825	118,533	125,153	47,500
Securities sold under repurchase agreements	—	—	—	—	20,371
Shareholders’ equity	304,040	277,871	179,843	165,046	154,144

	For the Years Ended December 31,
(dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Selected Operating Data:
Interest income	$102,312	$74,398	$67,684	$58,410	$54,323
Interest expense	10,306	6,549	5,268	3,866	3,284

Net interest income	92,006	67,849	62,416	54,544	51,039
Provision for loan losses	3,943	2,317	3,200	2,071	2,364

Net interest income after provision for loan losses	88,063	65,532	59,216	52,473	48,675
Noninterest income	13,447	9,962	11,157	8,770	8,175
Noninterest expense	63,225	46,177	46,797	42,022	41,772

Income before income taxes	38,285	29,317	23,576	19,221	15,078
Income taxes	6,695	12,493	7,568	6,671	5,206

Net income	$31,590	$16,824	$16,008	$12,550	$9,872

Earnings per share - basic	$3.48	$2.36	$2.34	$1.87	$1.51

Earnings per share - diluted	$3.40	$2.28	$2.25	$1.79	$1.42

Cash dividends per share	$0.71	$0.55	$0.41	$0.30	$0.07

	As of or For the Years Ended December 31,
	2018	2017	2016	2015	2014
Selected Operating Ratios: (1)
Average yield on interest-earning assets (TE)	5.15%	4.91%	4.71%	4.75%	4.84%
Average rate on interest-bearing liabilities	0.73	0.59	0.49	0.43	0.39
Average interest rate spread (TE) (2)	4.42	4.32	4.22	4.32	4.45
Net interest margin (TE) (3)	4.62	4.48	4.34	4.43	4.54
Average interest-earning assets to average interest-bearing liabilities	139.72	135.70	134.34	136.76	133.91
Noninterest expense to average assets	2.93	2.86	3.04	3.14	3.38
Efficiency ratio (4)	59.96	59.35	63.61	66.37	70.54
Return on average assets	1.46	1.04	1.04	0.94	0.80
Return on average common equity	10.88	8.63	9.19	7.83	6.65
Return on average tangible common equity (Non-GAAP) (8)	14.80	9.66	10.32	8.53	7.16
Common stock dividend payout ratio	20.88	24.12	18.22	16.76	4.93
Average equity to average assets	13.43	12.06	11.30	11.99	12.02
Book value per common share	$32.14	$29.57	$24.47	$22.80	$21.64
Tangible book value per common share (Non-GAAP) (9)	25.16	22.33	22.73	20.68	21.04

Asset Quality Ratios: (5) (6)
Non-performing loans as a percent of total loans receivable	1.40%	2.38%	1.39%	0.71%	0.55%
Non-performing assets as a percent of total assets	0.97	1.49	1.07	0.51	0.56
Allowance for loan losses as a percent of non-performing loans as of end of period	96.6	63.9	99.4	162.35	191.03
Allowance for loan losses as a percent of net loans as of end of period	1.36	1.52	1.38	1.15	1.04

Capital Ratios: (5) (7)
Tier 1 risk-based capital ratio	14.55%	12.54%	12.91%	11.61%	16.94%
Leverage capital ratio	11.15	11.66	9.94	8.74	11.96
Total risk-based capital ratio	15.59	13.48	13.96	12.43	17.85

(1)	With the exception of end-of-period ratios, all ratios are based on average monthly balances during the respective periods.

(2)	Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.
(3)

Net interest margin represents net interest income as a percentage of average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017, 2016, 2015 and 2014.

(4)	The efficiency ratio represents noninterest expense as a percentage of total revenues. Total revenues is the sum of net interest income and noninterest income.
(5)	Asset quality and capital ratios are end of period ratios.
(6)

Asset quality ratios represent legacy non-performing assets. At December 31, 2018, 2017, 2016, 2015 and 2014, we also had $9.0 million, $2.7 million, $1.5 million, $2.6 million and $4.3 million, respectively, of acquired nonimpaired loans, which were on nonaccrual or 90 days or more past due which are not included in the table above. In addition, not included in the table above are $1.4 million, $584,000, $2.2 million, $3.0 million and $3.4 million, respectively, in acquired assets which were repossessed assets at December 31, 2018, 2017, 2016, 2015 and 2014, respectively, and which are excluded from the asset quality ratios above. See page 26 for the asset quality ratios including acquired nonimpaired loans and acquired repossessed assets. Nonperforming loans consist of nonaccruing loans and loans 90 days or more past due excluding acquired loans. Nonperforming assets consist of nonperforming loans and repossessed assets. It is our policy to cease accruing interest on all loans 90 days or more past due. Repossessed assets consist of assets acquired through foreclosure or acceptance of title in-lieu of foreclosure. For information on our asset quality ratios, see page 26.

(7)	Capital ratios are for Home Bank only.
(8)	Tangible calculation eliminates goodwill, core deposit intangible and the corresponding amortization expense, net of tax.
(9)	Tangible calculation eliminates goodwill and core deposit intangible.

This Selected Financial Data contains financial information prepared other than in accordance with generally accepted accounting principles (“GAAP”). The Company uses these non-GAAP financial measures in its analysis of the Company’s performance. Management believes that the non-GAAP information provides useful data in understanding the Company’s operations and in comparing the Company’s results to peers. This non-GAAP information should be considered in addition to the Company’s financial information prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results. A reconciliation of GAAP to non-GAAP disclosures is included in the table below.

Non-GAAP Reconciliation

	As of or For the Years Ended December 31,
(dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Book value per common share	$32.14	$29.57	$24.47	$22.80	$21.64
Less: Intangibles	6.98	7.24	1.74	2.12	0.60

Tangible book value per common share	25.16	22.33	22.73	20.68	21.04

Net Income	31,590	16,824	16,008	12,550	9,872
Add: CDI amortization, net of tax	1,458	496	521	483	715

Non-GAAP tangible income	33,048	17,320	16,529	13,033	10,587

Return on common equity	10.88%	8.63%	9.19%	7.83%	6.65%
Add: Intangibles	3.92	1.03	1.13	0.70	0.51

Return on average tangible common equity	14.80	9.66	10.32	8.53	7.16

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

EXECUTIVE OVERVIEW

The Company earned record net income for 2018 of $31.6 million, an increase of 87.8% from the $16.8 million earned in 2017. Diluted earnings per share for 2018 were $3.40, an increase of 49.1% from the $2.28 earned in 2017. The Company’s income for the year ended December 31, 2018 was positively impacted by the acquisition St. Martin Bancshares, Inc. (“SMB”), the holding company for St. Martin Bank & Trust Company (“St. Martin Bank”) of St. Martinville, Louisiana, on December 6, 2017. Key components of the Company’s performance in 2018 are summarized below.

•

Total assets as of December 31, 2018 were $2.2 billion, a decrease of $74.5 million, or 3.3%, from December 31, 2017. The decrease was primarily due to a reduction in cash and cash equivalents, which was partially offset by an increase in investment securities.

•	Total loans as of December 31, 2018 were $1.6 billion, a decrease of $8.0 million, or 0.5%, from December 31, 2017. Growth in originated loans was offset by a decrease in the acquired loan portfolio.

•

Total customer deposits as of December 31, 2018 were $1.8 billion, a decrease of $93.0 million, or 5.0%, from December 31, 2017. Core deposits (i.e., checking, savings, and money market accounts) totaled $1.4 billion as of December 31, 2018, a decrease of $54.8 million, or 3.7%, compared to December 31, 2017. Certificates of deposit (“CDs”) totaled $351.0 million as of December 31, 2018, a decrease of $38.2 million, or 9.8%, compared to December 31, 2017.

•	Interest income increased $27.9 million, or 37.5%, in 2018 compared to 2017 primarily due to the impact of SMB’s interest-earning assets for a full year period.

•

Interest expense increased $3.8 million, or 57.4%, in 2018 compared to 2017 primarily due to an increase in the cost of deposits and the addition of SMB’s interest-bearing liabilities for the full year. The average cost of deposits increased by 17 basis points during 2018.

•

The provision for loan losses totaled $3.9 million in 2018, 70.2% higher than the $2.3 million recorded in 2017. The higher provision was primarily due to organic loan growth and further downgrades in certain previously identified problem credits. The Company’s ratio of allowance for loan losses to total loans was 0.99% at December 31, 2018, compared to 0.89% at December 31, 2017. The ratio of the allowance for loan losses to total originated loans decreased to 1.36% at December 31, 2018, compared to 1.52% at December 31, 2017.

•	Noninterest income increased $3.5 million, or 35.0%, in 2018 compared to 2017 primarily due to the increase in customer accounts as a result of the SMB acquisition.

•

Noninterest expense increased $17.0 million, or 36.9%, in 2018 compared to 2017 primarily due to growth of the Company’s employee base and higher data processing and occupancy costs as a result of the SMB acquisition. The Company incurred $2.0 million and $1.1 million in merger-related expenses during 2018 and 2017, respectively.

•

Income tax expense decreased by $5.8 million, or 46.4%, to $6.7 million in 2018 compared to $12.5 million in 2017. An updated analysis of the Company’s depreciation of certain assets, the recognition of certain tax credits and the absence of a re-measurement charge related to the 2017 Tax Cuts and Jobs Act were the primary drivers for the decrease in income tax expense.

•

For the year ended December 31, 2018, return on average assets, return on average equity and return on average tangible common equity were 1.46%, 10.88% and 14.80%, respectively, compared to 1.04%, 8.63%, and 9.66% in 2017.

ACQUISITION ACTIVITY

The Company has completed five acquisitions since 2010. The following table is a summary of the Company’s acquisition activity as recorded.

SUMMARY OF ACQUISITION ACTIVITY

(dollars in thousands)
Acquisition	Acquisition Date	Total Assets	Total Loans	Goodwill	Core Deposit Intangible	Total Deposits
Statewide Bank	03/12/2010	$188,026	$110,415	$560	$1,429	$206,925
GS Financial Corporation	07/15/2011	256,677	182,440	296	859	193,518
Britton & Koontz Capital Corporation	02/14/2014	298,930	161,581	43	3,030	216,600
Louisiana Bancorp, Inc.	09/15/2015	352,897	281,583	8,454	1,586	208,670
St. Martin Bancshares, Inc.	12/06/2017	592,852	439,872	49,135	6,766	533,497

Total Acquisitions		$1,689,382	$1,175,891	$58,488	$13,670	$1,359,210

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

Acquired loans were recorded at fair value at the date of acquisition with no carryover of the allowance for loan losses. As of December 31, 2018, our allowance for loan losses included $1.5 million allocated to Acquired Loans since the date of acquisition. Our accounting policy for Acquired Loans is described below.

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

FINANCIAL CONDITION

Loans, Loan Quality, and Allowance for Loan Losses

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

The following table shows the composition of the Company’s loan portfolio as of the dates indicated.

(dollars in thousands)	2018	2017	December 31, 2016	2015	2014
Real estate loans:
One- to four-family first mortgage	$450,363	$477,211	$341,883	$371,238	$222,157
Home equity loans and lines	83,976	94,445	88,821	94,060	56,000
Commercial real estate	640,575	611,358	427,515	405,379	352,863
Construction and land	193,597	177,263	141,167	136,803	100,246
Multi-family residential	54,455	50,978	46,369	43,863	27,375

Total real estate loans	1,422,966	1,411,255	1,045,755	1,051,343	758,641

Other loans:
Commercial and industrial	172,934	185,284	139,810	125,108	104,446
Consumer	53,854	61,256	42,268	47,915	45,881

Total other loans	226,788	246,540	182,078	173,023	150,327

Total loans	$1,649,754	$1,657,795	$1,227,833	$1,224,366	$908,968

The loan portfolio decreased $8.0 million, or 0.5%, during 2018. Organic loan growth of $153.2 million was offset by paydowns in the Acquired Loan portfolios of $161.3 million. The balance of loans to companies in the energy sector totaled $45.6 million, or 2.8%, of our outstanding loan portfolio at December 31, 2018. In addition to outstanding loans at December 31, 2018, we also had unfunded loan commitments to companies in the energy sector amounting to $10.1 million at such date.

The following table reflects contractual loan maturities as of December 31, 2018, unadjusted for scheduled principal reductions, prepayments, or repricing opportunities. Of the $1.3 billion in loans which have contractual maturity dates subsequent to December 31, 2019, $993.9 million have fixed interest rates and $289.1 million have floating or adjustable interest rates.

	Due In
(dollars in thousands)	One year or less	One through five years	More than five years	Total
One- to four-family first mortgage	$32,501	$117,422	$300,440	$450,363
Home equity loans and lines	3,207	13,527	67,242	83,976
Commercial real estate	104,742	337,592	198,241	640,575
Construction and land	123,704	50,548	19,345	193,597
Multi-family residential	17,825	25,123	11,507	54,455
Commercial and industrial	79,984	75,319	17,631	172,934
Consumer	4,877	20,199	28,778	53,854

Total	$366,840	$639,730	$643,184	$1,649,754

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, multi-family residential, construction and land and commercial and industrial loans are individually evaluated for impairment. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer. The Company typically orders an “as is” valuation for collateral property if the loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of December 31, 2018 and 2017, loans identified as impaired and individually evaluated for impairment, excluding Acquired Loans, amounted to $9.9 million and $3.5 million, respectively. As of December 31, 2018 and 2017, acquired impaired loans, which are loans considered to have had deteriorated credit quality at the time of acquisition, amounted to $10.0 million and $14.2 million, respectively. As of December 31, 2018 and 2017, substandard loans, excluding Acquired Loans, amounted to $21.7 million and $27.0 million, respectively. As of December 31, 2018 and 2017, Acquired Loans considered substandard amounted to $24.5 million and $20.3 million, respectively. The rise in acquired substandard loans during 2018 was due primarily to the acquired SMB loan portfolio. The amount of the allowance for loan losses allocated to originated impaired loans totaled $1.2 million and $2.0 million as of December 31, 2018 and 2017, respectively. The amount of allowance for loan losses allocated to Acquired Loans totaled $1.5 million and $504,000, respectively, at such dates. There were no assets classified as doubtful or loss as of December 31, 2018 or 2017.

Federal regulations and our policies require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets. We have incorporated an internal asset classification system, substantially consistent with Federal banking regulations, as a part of our credit monitoring system. Federal banking regulations set forth a classification scheme for problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. As of December 31, 2018 and 2017, we had a total of $46.2 million and $47.3 million, respectively, in assets classified as substandard. We had no assets classified as doubtful or loss at either date. For additional information, see Note 5 to the Consolidated Financial Statements.

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

	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Nonaccrual loans (1):
Real estate loans:
One-to four-family first mortgage	$5,172	$3,173	$1,724	$1,458	$2,894
Home equity loans and lines	1,699	1,542	1,088	260	136
Commercial real estate	11,343	8,757	1,963	2,684	1,291
Construction and land	1,594	449	75	156	742
Multi-family residential	—	—	—	763	1,560
Other loans:
Commercial and industrial	3,988	10,610	8,542	2,458	1,210
Consumer	616	502	361	476	359

Total nonaccrual loans	24,412	25,033	13,753	8,255	8,192
Accruing loans 90 days or more past due	—	—	—	—	—

Total nonperforming loans	24,412	25,033	13,753	8,255	8,192
Foreclosed property	1,558	728	2,893	3,128	5,215

Total nonperforming assets	25,970	25,761	16,646	11,383	13,407
Performing troubled debt restructurings	1,406	2,536	4,650	2,549	1,860

Total nonperforming assets and troubled debt restructurings	$27,376	$28,297	$21,296	$13,932	$15,267

Nonperforming loans to total loans	1.48%	1.51%	1.12%	0.67%	0.90%
Nonperforming loans to total assets	1.13%	1.12%	0.88%	0.53%	0.67%
Nonperforming assets to total assets	1.21%	1.16%	1.07%	0.73%	1.10%

(1)

Table excludes Acquired Loans which were being accounted for under ASC 310-30 because they continue to earn interest from accretable yield regardless of their status as past due or otherwise not in compliance with their contractual terms. Acquired Loans with deteriorated credit quality, which were being accounting for under ASC 310-30 and which were 90 days or more past due, totaled $1.7 million, $4.3 million, $2.7 million, $4.0 million and $5.4 million as of December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

Total nonaccrual loans decreased by $621,000, or 2.5%, to $24.4 million at December 31, 2018, compared to $25.0 million at December 31, 2017. The ratio of non-performing loans to total assets was 1.13% at December 31, 2018, compared to 1.12% at December 31, 2017. A $7.0 million decrease in nonaccrual originated loans was partially offset by a $6.4 million increase in nonaccrual acquired loans. The increase in nonaccrual acquired loans was primarily due to the SMB loan portfolio. Management believes it has sufficient fair-value discounts recorded on the SMB loan portfolio to absorb loan losses associated with these loans without the need for additional provision to the allowance for loan losses.

Net loan charge-offs for 2018 were $2.4 million, compared to $21,000 in 2017. The increase in net loan charge-offs resulted primarily from further deterioration in three commercial loan relationships.

Repossessed assets which are acquired as a result of foreclosure are classified as repossessed assets until sold. Third party property valuations are obtained at the time the asset is repossessed and periodically until the property is liquidated. Repossessed assets are recorded at fair value less estimated selling costs, at the date acquired or upon receiving new property valuations. Costs associated with acquiring and improving a foreclosed property are usually capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs. Holding costs are charged to expense. Gains and losses on the sale of repossessed assets are charged to operations, as incurred. At December 31, 2018, repossessed assets totaled $1.6 million, an increase of $830,000, or 114.0%, compared to $728,000 at December 31, 2017.

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

Acquired Loans were recorded as of their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. Under current accounting principles, if the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for loan losses. As of December 31, 2018, $100,000 of the allowance for loan losses was allocated to Acquired Loans accounted for under ASC 310-30.

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

The following table presents the activity in the allowance for loan losses for the years indicated.

	For the Years Ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Balance, beginning of year	$14,807	$12,511	$9,547	$7,760	$6,918
Provision charged to operations	3,943	2,317	3,200	2,071	2,364
Loans charged off:
One- to four-family first mortgage	(1)	(29)	(33)	(104)	(213)
Home equity loans and lines	—	(10)	(9)	(27)	(2)
Commercial real estate	—	(3)	—	—	(41)
Construction and land	—	—	—	(111)	(19)
Multi-family residential	—	—	—	—	—
Commercial and industrial	(2,506)	(358)	(242)	(190)	(1,407)
Consumer	(74)	(64)	(162)	(130)	(32)
Recoveries on charged off loans	179	443	210	278	192

Balance, end of year	$16,348	$14,807	$12,511	$9,547	$7,760

At December 31, 2018, the ratio of allowance for loan losses to total loans was 0.99%, compared to 0.89% at December 31, 2017. Excluding Acquired Loans, the ratio of allowance for loan losses to total originated loans was 1.36% at December 31, 2018, compared to 1.52% at December 31, 2017. The balance of loans to companies in the energy sector totaled $45.6 million, or 2.8%, of outstanding loans at December 31, 2018. In addition to outstanding loans at December 31, 2018, we also had unfunded loan commitments to companies in the energy sector amounting to $10.1 million at such date. The Company remains in close contact with our energy sector borrowers, and continues to monitor economic data to assess the potential indirect impact of low energy prices on our loan portfolio.

The following table presents the allocation of the allowance for loan losses as of December 31 of the years indicated.

	December 31,
	2018		2017		2016		2015		2014
(dollars in thousands)	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans
One-to four-family first mortgage	$2,136	27.3%	$1,663	28.7%	$1,511	27.9%	$1,464	30.3%	$1,310	24.5%
Home equity loans and lines	1,079	5.1	1,102	5.7	728	7.2	760	7.7	553	6.2
Commercial real estate	6,125	38.8	4,906	36.9	4,177	34.8	3,152	33.1	2,922	38.8
Construction and land	2,285	11.7	1,749	10.7	1,782	11.5	1,417	11.2	1,101	11.0
Multi-family residential	550	3.3	355	3.1	361	3.8	173	3.6	192	3.0
Commercial and industrial	3,228	10.5	4,530	11.2	3,439	11.4	2,010	10.2	1,161	11.5
Consumer	945	3.3	502	3.7	513	3.4	571	3.9	521	5.0

Total	$16,348	100.0%	$14,807	100.0%	$12,511	100.0%	$9,547	100.0%	$7,760	100.0%

Investment Securities

The Company invests in securities pursuant to our Investment Policy, which has been approved by our Board of Directors. The Investment Policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate or credit risk and to provide and maintain liquidity. The Asset-Liability Committee (“ALCO”), comprised of the Chief Executive Officer, Chief Financial Officer, Chief Operations Officer, Chief Banking Officer, Chief Credit Officer, Director of Financial Management and Treasurer, monitors investment activity and ensures that investments are consistent with the Investment Policy. The Board of Directors of the Company reviews investment activity monthly.

The investment securities portfolio increased by an aggregate of $23.0 million, or 9.3%, during 2018. Securities available for sale made up 96.0% of the investment securities portfolio as of December 31, 2018. The following table sets forth the amortized cost and market value of our investment securities portfolio as of the dates indicated.

	December 31,
	2018		2017		2016
(dollars in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Available for sale:

U.S. agency mortgage-backed	$86,487	$85,909	$84,639	$84,690	$78,361	$78,931
Collateralized mortgage obligations	145,814	143,591	115,435	113,735	75,193	74,330
Municipal bonds	21,453	21,477	25,362	25,521	21,212	21,428
U.S. government agency	9,169	9,154	11,026	11,047	8,946	9,041

Total available for sale	262,923	260,131	236,462	234,993	183,712	183,730

Held to maturity:
Municipal bonds	10,872	10,841	13,034	13,055	13,365	13,362

Total held to maturity	10,872	10,841	13,034	13,055	13,365	13,362

Total investment securities	$273,795	$270,972	$249,496	$248,048	$197,077	$197,092

The following table sets forth the fixed versus adjustable rate profile of the investment securities portfolio as of the dates indicated. All amounts are shown at amortized cost.

	December 31,
(dollars in thousands)	2018	2017	2016
Fixed rate:
Available for sale	$234,694	$204,143	$151,074
Held to maturity	10,872	13,034	13,365

Total fixed rate	245,566	217,177	164,439

Adjustable rate:
Available for sale	28,229	32,319	32,638

Total adjustable rate	28,229	32,319	32,638

Total investment securities	$273,795	$249,496	$197,077

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities as of December 31, 2018. No tax-exempt yields have been adjusted to a tax-equivalent basis. All amounts are shown at amortized cost.

	Amounts as of December 31, 2018 which mature in:
(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Available for sale:

U.S. agency mortgage-backed	$1,711	$15,422	$34,182	$35,172	$86,487
Collateralized mortgage obligations	—	5,589	18,102	122,123	145,814
Municipal bonds	3,167	9,726	4,929	3,631	21,453
U.S. government agency	3,999	—	3,802	1,368	9,169

Total available for sale	8,877	30,737	61,015	162,294	262,923

Weighted average yield	2.00%	2.32%	2.45%	2.78%	2.62%

Held to maturity:
Municipal bonds	—	5,737	4,087	1,048	10,872

Total held to maturity	—	5,737	4,087	1,048	10,872

Weighted average yield	—%	1.71%	1.86%	1.24%	1.74%

Total investment securities	$8,877	$36,474	$65,102	$163,342	$273,795

Weighted average yield	2.0%	2.22%	2.41%	2.77%	2.58%

The following table summarizes activity in the Company’s investment securities portfolio during 2018.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2017	$234,993	$13,034
Purchases	78,462	—
Sales	—	—
Principal maturities, prepayments and calls	(50,280)	(1,855)
Amortization of premiums and accretion of discounts	(1,721)	(307)
Decrease in market value	(1,323)	—

Balance, December 31, 2018	$260,131	$10,872

As of December 31, 2018, the Company had a net unrealized loss on its available for sale investment securities portfolio of $2.8 million, compared to a net unrealized loss of $1.5 million as of December 31, 2017.

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

Total deposits were $1.8 billion as of December 31, 2018, a decrease of $93.0 million, or 5.0%, compared to $1.9 billion as of December 31, 2017. Core deposits (i.e., checking, savings, and money market accounts) totaled $1.4 billion as of December 31, 2018, a decrease of $54.8 million, or 3.7%, compared to December 31, 2017. Certificates of deposit (“CDs”) totaled $351.0 million as of December 31, 2018, a decrease of $38.2 million, or 9.8%, compared to December 31, 2017. The following table sets forth the composition of the Company’s deposits as of the dates indicated.

	December 31,		Increase/(Decrease)
(dollars in thousands)	2018	2017	Amount	Percent
Demand deposit	$438,146	$461,999	$(23,853)	(5.2)%
Savings	201,393	217,639	(16,246)	(7.5)
Money market	295,705	306,509	(10,804)	(3.5)
NOW	486,979	490,924	(3,945)	(0.8)
Certificates of deposit	350,994	389,156	(38,162)	(9.8)

Total deposits	$1,773,217	$1,866,227	$(93,010)	(5.0)%

The following table shows the average balance and average rate paid for each type of interest-bearing deposit for the periods indicated.

	For the Years Ended December 31,
(dollars in thousands)	2018			2017			2016
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Savings, checking and money market	$990,733	$5,287	0.53%	$731,660	$2,422	0.33%	$672,444	$1,577	0.23%
Certificates of deposit	356,296	3,789	1.06	295,929	2,739	0.93	267,878	2,124	0.79

Total interest-bearing deposits	$1,347,029	$9,076	0.67%	$1,027,589	$5,161	0.50%	$940,322	$3,701	0.39%

Certificates of deposit in the amount of $100,000 and over decreased $26.0 million, or 12.7%, from $204.9 million as of December 31, 2017 to $178.9 million as of December 31, 2018. The following table details the remaining maturity of large-denomination certificates of deposit of $100,000 and over as of the dates indicated.

	December 31,
(dollars in thousands)	2018	2017	2016
3 months or less	$26,512	$59,087	$19,795
3 - 6 months	31,720	31,649	20,175
6 - 12 months	43,507	51,813	25,405
12 - 36 months	71,550	50,753	51,376
More than 36 months	5,561	11,556	11,212

Total certificates of deposit greater than $100,000	$178,850	$204,858	$127,963

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

The Company had no short-term FHLB advances as of December 31, 2018, compared to $3.6 million as of December 31, 2017.

Long-term FHLB advances totaled $58.7 million as of December 31, 2018, a decrease of $9.5 million, or 13.9%, compared to $68.2 million as of December 31, 2017.

Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. As of December 31, 2018, shareholders’ equity totaled $304.0 million, an increase of $26.2 million, or 9.4%, compared to $277.9 million as of December 31, 2017. The increase was primarily due to the Company’s earnings for the year ended December 31, 2018.

RESULTS OF OPERATIONS

The Company earned net income of $31.6 million in 2018, an increase of $14.8 million, or 87.8%, compared to 2017. The Company’s net income of $16.8 million in 2017 was an increase of $816,000, or 5.1%, compared to 2016. Diluted earnings per share for 2018 were $3.40, an increase of 49.1% from 2017. Diluted earnings per share for 2017 were $2.28, an increase of 1.3% from 2016.

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

Net interest income totaled $92.0 million in 2018, an increase of $24.2 million, or 35.6%, compared to $67.8 million in 2017. The increase was due to a $27.9 million, or 37.5%, increase in interest income, which was partially offset by a $3.8 million, or 57.4%, increase in interest expense. The increases in 2018 compared to 2017 were primarily due to the addition of SMB’s interest-earning assets and interest-bearing liabilities for the full year.

In 2017, net interest income totaled $67.8 million, an increase of $5.4 million, or 8.7%, compared to $62.4 million in 2016. The increase was due to a $6.7 million, or 9.9%, increase in interest income, which was partially offset by a $1.3 million, or 24.3%, increase in interest expense. The increases in 2017 compared to 2016 were primarily due to an increase in accretion income of $3.1 million and a higher volume of average interest-earning assets.

The Company’s net interest spread was 4.42%, 4.32%, and 4.22% for the years ended December 31, 2018, 2017, and 2016, respectively. The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.62%, 4.48%, and 4.34% during the years ended December 31, 2018, 2017, and 2016, respectively.

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income to the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average monthly balances during the indicated periods. Taxable equivalent (“TE”) yields have been calculated using marginal tax rates of 21% for 2018 and 35% for 2017 and 2016.

	For the Years Ended December 31,
(dollars in thousands)	2018			2017			2016
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans receivable(1)	$1,636,844	$94,303	5.71%	$1,253,576	$69,167	5.47%	$1,225,690	$63,731	5.15%
Investment securities (TE)
Taxable	240,334	5,948	2.47	180,208	3,894	2.16	152,426	3,002	1.97
Tax-exempt	33,971	708	2.64	31,908	637	3.07	34,168	675	3.04

Total investment securities	274,305	6,656	2.50	212,116	4,531	2.30	186,594	3,677	2.17

Other interest-earning assets	65,008	1,353	2.08	43,316	700	1.61	19,695	276	1.40

Total interest-earning assets (TE)	1,976,157	102,312	5.15	1,509,008	74,398	4.91	1,431,979	67,684	4.71

Noninterest-earning assets	184,785			106,730			109,761

Total assets	$2,160,942			$1,615,738			$1,541,740

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$990,733	$5,287	0.53%	$731,660	$2,422	0.33%	$672,444	$1,577	0.23%
Certificates of deposit	356,296	3,789	1.06	295,929	2,739	0.93	267,878	2,124	0.79

Total interest-bearing deposits	1,347,029	9,076	0.67	1,027,589	5,161	0.50	940,322	3,701	0.39
Other borrowings	1,229	46	3.79	—	—	—	—	—	—
FHLB advances	66,138	1,184	1.79	84,404	1,388	1.64	125,653	1,567	1.24

Total interest-bearing liabilities	1,414,396	10,306	0.73	1,111,993	6,549	0.59	1,065,975	5,268	0.49

Noninterest-bearing liabilities	456,229			308,872			301,515

Total liabilities	1,870,625			1,420,865			1,367,490
Shareholders’ equity	290,317			194,873			174,250

Total liabilities and shareholders’ equity	$2,160,942			$1,615,738			$1,541,740

Net interest-earning assets	$561,761			$397,015			$366,004

Net interest income; net interest spread (TE)		$92,006	4.42%		$67,849	4.32%		$62,416	4.22%

Net interest margin (TE)			4.62%			4.48%			4.34%

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

	2018 Compared to 2017 Change Attributable To			2017 Compared to 2016 Change Attributable To
(dollars in thousands)	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
Interest income:
Loans receivable	$3,505	$21,631	$25,136	$4,017	$1,419	$5,436
Investment securities	595	1,530	2,125	339	515	854
Other interest-earning assets	253	400	653	67	357	424

Total interest income	4,353	23,561	27,914	4,423	2,291	6,714

Interest expense:

	2018 Compared to 2017 Change Attributable To			2017 Compared to 2016 Change Attributable To
(dollars in thousands)	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
Savings, checking and money market accounts	1,842	1,023	2,865	657	188	845
Certificates of deposit	450	600	1,050	374	241	615

Other borrowings	—	46	46	—	—	—
FHLB advances	64	(268)	(204)	187	(366)	(179)

Total interest expense	2,356	1,401	3,757	1,218	63	1,281

Increase (decrease) in net interest income	$1,997	$22,160	$24,157	$3,205	$2,228	$5,433

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

For the year ended December 31, 2018, the Company recorded a provision for loan losses of $3.9 million, compared to $2.3 million and $3.2 million for 2017 and 2016, respectively. The provision for 2018 was primarily due to organic loan growth and downgrades in two organic loan relationships. Similarly, the provision for 2017 and 2016 primarily related to downgrades recorded on certain loans as a result of our internal loan review and classification policy, as well as organic loan growth.

Net charge-offs were $2.4 million for 2018, compared to $21,000 and $237,000 for 2017 and 2016, respectively. The increase in net charge-offs in 2018 was primarily due to the deterioration of three previously recognized non-performing commercial and industrial loan relationships.

At December 31, 2018, the Company’s ratio of allowance for loan losses to total loans was 0.99%, compared to 0.89% at December 31, 2017. Excluding Acquired Loans, the ratio of allowance for loan losses to total originated loans was 1.36% at December 31, 2018, compared to 1.52% at December 31, 2017.

Noninterest Income – The following table illustrates the primary components of noninterest income for the years indicated.

			2018 vs 2017		2017 vs 2016
			Percent Increase		Percent Increase
(dollars in thousands)	2018	2017	(Decrease)	2016	(Decrease)
Noninterest income:
Service fees and charges	$6,370	$4,229	50.6%	$4,061	4.1%
Bank card fees	4,494	3,003	49.7	2,603	15.4
Gain on sale of loans, net	872	1,196	(27.1)	1,770	(32.4)
Income from bank-owned life insurance	656	494	32.8	483	2.3
(Loss) gain on sale of assets, net	(52)	(162)	67.9	595	(127.2)
Other income	1,107	1,202	(7.9)	1,645	(26.9)

Total noninterest income	$13,447	$9,962	35.0%	$11,157	(10.7)%

2018 compared to 2017

Noninterest income for 2018 totaled $13.4 million, an increase of $3.5 million, or 35.0%, compared to 2017. The increase was primarily due to the increase in customer accounts primarily as a result of the SMB acquisition, which led to an increase in service fees and charges (up $2.1 million) and bank card fees (up $1.5 million).

2017 compared to 2016

Noninterest income for 2017 totaled $10.0 million, a decrease of $1.2 million, or 10.7%, compared to 2016. The decrease in 2017 was primarily the result of decreases in gains on the sale of assets (down $758,000 due to a write down taken on the closure of a banking center in Vicksburg, Mississippi in 2017 compared to a gain on the sale of a banking center in 2016), gains on the sale of mortgage loans (down $574,000) and other income (down $442,000 primarily due to fewer recoveries on previously charged off Acquired Loans), which were partially offset by increases in bank card fees (up $400,000) and service fees and charges (up $168,000).

Noninterest Expense –The following table illustrates the primary components of noninterest expense for the years indicated.

(dollars in thousands)	2018	2017	2018 vs 2017 Percent Increase (Decrease)	2016	2017 vs 2016 Percent Increase (Decrease)
Noninterest expense:
Compensation and benefits	$36,796	$28,162	30.7%	$27,634	1.9%
Occupancy	6,658	5,065	31.5	5,255	(3.6)
Marketing and advertising	1,162	1,008	15.3	1,063	(5.2)
Data processing and communication	7,646	4,329	76.6	4,967	(12.8)
Professional services	1,119	1,590	(29.6)	983	61.7
Forms, printing and supplies	973	594	63.8	623	(4.7)
Franchise and shares tax	1,030	948	8.6	821	15.4
Regulatory fees	1,559	1,264	23.3	1,317	(4.0)
Foreclosed assets, net	397	(298)	233.2	140	(313.4)
Amortization of acquisition intangible	1,845	763	141.8	801	(4.7)
Other expenses	4,040	2,752	46.8	3,193	(13.8)

Total noninterest expense	$63,225	$46,177	36.9%	$46,797	(1.3)%

2018 compared to 2017

Noninterest expense for 2018 totaled $63.2 million, an increase of $17.0 million, or 36.9%, from 2017. Noninterest expense included merger-related expenses of $2.0 million and $1.1 million for the years ended December 31, 2018 and 2017, respectively. The increase in noninterest expense in 2018 primarily reflects the overall growth of the Company due to the SMB acquisition. An increase in the Company’s employee and customer base resulted in higher compensation expense (up $8.6 million), higher data processing costs (up $3.3 million) and occupancy expense (up $1.6 million).

2017 compared to 2016

Noninterest expense for 2017 totaled $46.2 million, a decrease of $620,000, or 1.3%, from 2016. Noninterest expense includes merger-related expenses of $1.1 million and $856,000 for the years ended December 31, 2017 and 2016, respectively. Excluding merger-related expenses, noninterest expense decreased $849,000, or 1.8%, during 2017. The decrease was primarily the result of lower foreclosed assets expenses (down $437,000), other expenses (down $342,000), data processing and communications (down $239,000), occupancy (down $176,000) and professional services (down $168,000), which were partially offset by higher compensation and benefits (up $458,000).

Income Taxes – For the years ended December 31, 2018, 2017 and 2016, the Company incurred income tax expense of $6.7 million, $12.5 million and $7.6 million, respectively. The reduction in income tax expense in 2018 compared to 2017 reflects, in part, the effects of the change in the federal corporate statutory tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act (the “2017 Tax Act”). The Company’s effective tax rate amounted to 17.5%, 42.6% and 32.1% during 2018, 2017 and 2016, respectively. The reduced effective tax rate recorded for the year ended December 31, 2018 was partially the result of two federal income tax related items. An updated analysis of the Company’s depreciation of certain assets as a result of a cost segregation study reduced 2018 income tax expense by $819,000, and the recognition of certain tax credits and benefits upon the Company’s new investment in a New Market Tax Credit (“NMTC”) project reduced 2018 income tax expense by an additional $400,000. The benefit of the cost segregation study is not expected to be recurring, while the savings related to the NMTC are expected to be achieved annually for the next six years.

The higher effective tax rate recorded for the year ended 2017 was the result of the 2017 Tax Act. The 2017 Tax Act reduced the federal corporate statutory tax rate from 35% to 21%, which required a re-measurement charge of the Company’s deferred tax asset (“DTA “) of $2.7 million in the fourth quarter of 2017. The carrying value of our DTA was reduced reflecting lower future tax benefits due to the lower corporate tax rate. The effective tax rate for the year ended 2016 was lower than the 2016 statutory tax rate due primarily to the adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. As of December 31, 2018, our cash and cash equivalents totaled $59.6 million. In addition, as of such date, our available for sale investment securities totaled $260.1 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. As of December 31, 2018, we had certificates of deposit maturing within the next 12 months totaling $203.4 million. Based upon historical experience, we anticipate that the majority of the maturing certificates of deposit will be redeposited with us in certificates of deposit or other deposit accounts.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years, we have utilized borrowings as a cost efficient addition to deposits as a source of funds. Our borrowings consist of advances from the FHLB, of which we are a member. Under terms of the collateral agreement with the FHLB, we may pledge residential mortgage loans and mortgage-backed securities as well as our stock in the FHLB as collateral for such advances. For the year ended December 31, 2018, the average balance of our outstanding FHLB advances was $66.1 million. As of December 31, 2018, we had $58.7 million in outstanding FHLB advances and $726.0 million in additional FHLB advances available to us.

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

Our interest rate sensitivity is also monitored by management through the use of models which generate estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of December 31, 2018.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	(1.5)%
+200	(0.6)
+100	0.0

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

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from the interest rate risk, which is inherent in our lending and deposit taking activities. To that end, management actively monitors and manages interest rate risk exposure. In addition to market risk, our primary risk is credit risk on our loan portfolio. We attempt to manage credit risk through our loan underwriting and oversight policies.

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

	Contract Amount
(dollars in thousands)	2018	2017
Standby letters of credit	$4,288	$6,620
Available portion of lines of credit	186,446	203,367
Undisbursed portion of loans in process	108,307	78,578
Commitments to originate loans	92,656	96,183

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and the undisbursed portion of construction loans as of December 31, 2018.

(dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Unused commercial lines of credit	$79,837	$29,337	$6,146	$590	$115,910
Unused personal lines of credit	3,400	4,509	8,886	53,741	70,536
Undisbursed portion of loans in process	70,699	33,279	2,049	2,280	108,307
Standby letters of credit	2,757	1,531	—	—	4,288
Commitments to originate loans	90,468	2,188	—	—	92,656

Total	$247,161	$70,844	$17,081	$56,611	$391,697

The Company has utilized leasing arrangements to support the ongoing activities of the Company. The required payments under such commitments and other contractual cash commitments as of December 31, 2018 are shown in the following table.

(dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Operating leases	$576	$581	$581	$581	$581	$1,095	$3,995
Certificates of deposit	203,414	92,237	40,534	10,638	3,449	722	350,994
Long-term FHLB advances	15,120	30,475	1,617	6,788	156	4,542	58,698

Total	$219,110	$123,293	$42,732	$18,007	$4,186	$6,359	$413,687

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

To the Board of Directors and Shareholders

Home Bancorp, Inc.

Lafayette, Louisiana

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Home Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

/s/ Porter Keadle Moore, LLC

Atlanta, Georgia
March 13, 2019

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(dollars in thousands)	2018	2017
Assets
Cash and cash equivalents	$59,618	$150,418
Interest-bearing deposits in banks	939	2,421
Investment securities available for sale, at fair value	260,131	234,993
Investment securities held to maturity (fair values of $10,841 and $13,055, respectively)	10,872	13,034
Mortgage loans held for sale	2,086	5,873
Loans, net of unearned income	1,649,754	1,657,795
Allowance for loan losses	(16,348)	(14,807)

Total loans, net of unearned income and allowance for loan losses	1,633,406	1,642,988

Office properties and equipment, net	47,124	45,605
Cash surrender value of bank-owned life insurance	29,560	28,904
Goodwill and core deposit intangibles	66,055	68,033
Accrued interest receivable and other assets	43,867	35,852

Total Assets	$2,153,658	$2,228,121

Liabilities
Deposits:
Noninterest-bearing	$438,146	$461,999
Interest-bearing	1,335,071	1,404,228

Total deposits	1,773,217	1,866,227
Other borrowings	5,539	—
Short-term Federal Home Loan Bank advances	—	3,642
Long-term Federal Home Loan Bank advances	58,698	68,183
Accrued interest payable and other liabilities	12,164	12,198

Total Liabilities	1,849,618	1,950,250

Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 9,459,050 and 9,395,488 shares issued and outstanding, respectively	95	94
Additional paid-in capital	168,243	165,341
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(3,481)	(3,838)
Recognition and Retention Plan (RRP)	(58)	(84)
Retained earnings	141,447	117,313
Accumulated other comprehensive loss	(2,206)	(955)

Total Shareholders’ Equity	304,040	277,871

Total Liabilities and Shareholders’ Equity	$2,153,658	$2,228,121

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars in thousands except per share data)	2018	2017	2016
Interest Income
Loans, including fees	$94,303	$69,168	$63,731
Investment securities:
Taxable interest	5,948	3,894	3,002
Tax-exempt interest	708	637	675
Other investments and deposits	1,353	699	276

Total interest income	102,312	74,398	67,684

Interest Expense
Deposits	9,076	5,161	3,701
Other borrowings expense	46	—	—
Short-term Federal Home Loan Bank advances	40	99	188
Long-term Federal Home Loan Bank advances	1,144	1,289	1,379

Total interest expense	10,306	6,549	5,268

Net interest income	92,006	67,849	62,416
Provision for loan losses	3,943	2,317	3,200

Net interest income after provision for loan losses	88,063	65,532	59,216

Noninterest Income
Service fees and charges	6,370	4,229	4,061
Bank card fees	4,494	3,003	2,603
Gain on sale of loans, net	872	1,196	1,770
Income from bank-owned life insurance	656	494	483
Gain (loss) on sale of assets, net	(52)	(162)	595
Other income	1,107	1,202	1,645

Total noninterest income	13,447	9,962	11,157

Noninterest Expense
Compensation and benefits	36,796	28,162	27,634
Occupancy	6,658	5,065	5,255
Marketing and advertising	1,162	1,008	1,063
Data processing and communication	7,646	4,329	4,967
Professional services	1,119	1,590	983
Forms, printing and supplies	973	594	623
Franchise and shares tax	1,030	948	821
Regulatory fees	1,559	1,264	1,317
Foreclosed assets, net	397	(298)	140
Amortization of acquisition intangible	1,845	763	801
Other expenses	4,040	2,752	3,193

Total noninterest expense	63,225	46,177	46,797

Income before income tax expense	38,285	29,317	23,576
Income tax expense	6,695	12,493	7,568

Net Income	$31,590	$16,824	$16,008

Earnings per share:
Basic	$3.48	$2.36	$2.34

Diluted	$3.40	$2.28	$2.25

Cash dividends declared per common share	$0.71	$0.55	$0.41

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
(dollars in thousands)	2018	2017	2016
Net Income	$31,590	$16,824	$16,008

Other Comprehensive Loss
Unrealized losses on investment securities	(1,323)	(1,487)	(1,323)
Tax effect	278	520	463

Other comprehensive loss, net of taxes	(1,045)	(967)	(860)

Comprehensive Income	$30,545	$15,857	$15,148

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated
		Additional	Unallocated	Unallocated		Other
	Common	Paid-in	Common Stock	Common Stock	Retained	Comprehensive
(dollars in thousands except share and per share data)	Stock	Capital	Held by ESOP	Held by RRP	Earnings	Income (Loss)	Total
Balance, December 31, 2015	$72	$76,949	$(4,553)	$(159)	$91,865	$872	$165,046

Net income					16,008		16,008
Other comprehensive loss						(860)	(860)
							—
Purchase of Company’s common stock at cost, 12,826 shares	—	(128)			(229)		(357)
Cash dividends declared, $0.41 per share					(2,988)		(2,988)
							—
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 3,877 shares	1	3			(9)		(5)
Exercise of stock options	1	1,415					1,416
RRP shares released for allocation		(26)		39			13
ESOP shares released for allocation		843	357				1,200
Share-based compensation cost		370					370

Balance, December 31, 2016	$74	$79,426	$(4,196)	$(120)	$104,647	$12	$179,843

Net income					16,824		16,824
Other comprehensive loss						(967)	(967)
Purchase of Company’s common stock at cost, 1,776 shares	—	(17)			(53)		(70)
Cash dividends declared, $0.55 per share					(4,070)		(4,070)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 8,485 shares	—	34			(35)		(1)
Exercise of stock options	1	1,192					1,193
RRP shares released for allocation		(12)		36			24
ESOP shares released for allocation		1,261	358				1,619
Share-based compensation cost		516					516
							—
Common stock issued for acquisition, 1,936,117 shares	19	82,941					82,960

Balance, December 31, 2017	$94	$165,341	$(3,838)	$(84)	$117,313	$(955)	$277,871

Net income					31,590		31,590
Other comprehensive loss						(1,045)	(1,045)
Reclassification of stranded tax effects in accumulated other comprehensive income(1)					206	(206)
Purchase of Company’s common stock at cost, 30,887 shares	—	(309)			(885)		(1,194)
Cash dividends declared, $0.71 per share					(6,706)		(6,706)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 17,691 shares	—	141			(71)		70
Exercise of stock options	1	913					914
RRP shares released for allocation		(26)		26			—
ESOP shares released for allocation		1,442	357				1,799
Share-based compensation cost		741					741

Balance, December 31, 2018	$95	$168,243	$(3,481)	$(58)	$141,447	$(2,206)	$304,040

(1)	See Note 2 - Recent Accounting Pronouncements

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Cash flows from operating activities, net of effects of acquisitions:
Net income	$31,590	$16,824	$16,008
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,943	2,317	3,200
Depreciation	2,504	1,959	1,795
Amortization and accretion of purchase accounting valuations and intangibles	8,288	6,635	3,256
Net amortization of mortgage servicing asset	151	200	254
Federal Home Loan Bank stock dividends	(125)	(109)	(87)
Net amortization of premium on investments	2,027	1,717	1,653
Gain on loans sold, net	(872)	(1,196)	(1,770)
Proceeds, including principal payments, from loans held for sale	98,471	123,321	179,639
Originations of loans held for sale	(93,812)	(123,842)	(176,373)
Non-cash compensation	2,540	2,135	1,570
Deferred income tax expense (benefit)	2,137	2,512	(321)
Impact of Tax Cuts and Jobs Act on deferred taxes	—	2,721	—
Increase in accrued interest receivable and other assets	(8,970)	(3,497)	(589)
Increase in cash surrender value of bank-owned life insurance	(656)	(494)	(483)
Decrease in accrued interest payable and other liabilities	(88)	(6,451)	(7,264)

Net cash provided by operating activities	47,128	24,752	20,488

Cash flows from investing activities, net of effects of acquisitions:
Purchases of securities available for sale	(78,462)	(56,997)	(47,076)
Proceeds from maturities, prepayments and calls on securities available for sale	50,280	39,606	37,458
Proceeds from maturities, prepayments and calls on securities held to maturity	1,855	—	235
Proceeds from sales on securities available for sale	—	17,040	—
(Increase) decrease in loans, net	(2,177)	4,040	(7,062)
Reimbursement from FDIC for covered assets	26	142	51
Decrease in interest-bearing deposits in banks	1,482	693	3,260
Proceeds from sale of repossessed assets	731	2,847	1,411
Purchases of office properties and equipment	(5,010)	(1,915)	(4,112)
Proceeds from sale of office properties and equipment	1,051	827	4,335
Cash received in excess of cash paid in business combination	—	68,212	—
Proceeds from redemption of Federal Home Loan Bank stock	—	4,180	—
Investment in new market tax credit	5,539	—	—

Net cash (used in) provided by investing activities	(24,685)	78,675	(11,500)

Cash flows from financing activities, net of effects of acquisitions:
(Decrease) increase in deposits, net	(93,106)	84,657	3,943
Borrowings on Federal Home Loan Bank advances	3,000	130,750	2,642,250
Repayments of Federal Home Loan Bank advances	(16,221)	(194,783)	(2,648,730)
Proceeds from exercise of stock options	914	1,193	1,416
Issuance of stock under incentive plans	70	(1)	(5)
Dividends paid to shareholders	(6,706)	(4,070)	(2,988)
Purchase of Company’s common stock	(1,194)	(70)	(357)

Net cash (used in) provided by financing activities	(113,243)	17,676	(4,471)

Net change in cash and cash equivalents	(90,800)	121,103	4,517
Cash and cash equivalents at beginning of year	150,418	29,315	24,798

Cash and cash equivalents at end of year	$59,618	$150,418	$29,315

	—
Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$10,391	$6,549	$5,207
Income taxes paid	5,075	10,053	7,913

Noncash investing and financing activities:
Transfer of loans to repossessed assets	$1,816	$535	$1,885
Common stock issued in consideration of St. Martin Bancshares, Inc.	—	82,960	—
Assets acquired and liabilities assumed in acquisitions:
Assets acquired in acquisitions	—	592,896	—
Liabilities assumed in acquisitions	—	559,202	—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Home Bancorp, Inc., a Louisiana Corporation (the “Company”), was organized by Home Bank (a federally-chartered savings bank and the predecessor of Home Bank, N.A.) (the “Bank”) in May 2008 to facilitate the conversion of the Bank from the mutual to the stock form (the “Conversion”) of ownership. The Conversion was completed on October 2, 2008, at which time the Company became the holding company for the Bank, with the Company owning all of the issued and outstanding shares of the Bank’s common stock. The Company and Bank are headquartered in Lafayette, Louisiana. As of December 31, 2018, the Company was a bank holding company.

As of December 31, 2018, Home Bank, N.A. was a nationally-chartered bank. The Bank was originally chartered in 1908 as a Louisiana state-chartered savings association. The Bank converted to a federal mutual savings bank charter in 1993, and, in May 2015, the Bank became a national bank. In September 2018, the Bank established HB Investment Fund I, LLC, a wholly-owned subsidiary of the Bank to invest in New Market Tax Credits (“NMTC”) in our market area.

In 2010, the Bank expanded into the Northshore (of Lake Pontchartrain) region through a Federal Deposit Insurance Corporation (“FDIC”) assisted acquisition of certain assets and liabilities of the former Statewide Bank (“Statewide”). In July 2011, the Bank expanded into the Greater New Orleans region through its acquisition of GS Financial Corporation (“GSFC”), the former holding company of Guaranty Savings Bank (“Guaranty”). In February 2014, the Bank expanded into west Mississippi through its acquisition of Britton & Koontz Capital Corporation (“Britton & Koontz”), the holding company for Britton & Koontz Bank, N.A. (“Britton & Koontz Bank”) of Natchez, Mississippi. In September 2015, the Bank expanded its presence in the Greater New Orleans region through the acquisition of Louisiana Bancorp, Inc. (“Louisiana Bancorp”), the former holding company of Bank of New Orleans (“BNO”) of Metairie, Louisiana. In December 2017, the Bank expanded its presence in the Acadiana market through the acquisition of St. Martin Bancshares (“SMB”), the former holding company of St. Martin Bank & Trust Company (“St. Martin Bank”) of St. Martinville, Louisiana. As of December 31, 2018, the Bank conducted business from 39 banking offices in the Acadiana, Northshore, Baton Rouge and Greater New Orleans regions of south Louisiana and west Mississippi.

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

The Company’s primary banking regulator is the Board of Governors of the Federal Reserve Systems (the”Federal Reserve”). The Bank’s primary regulator is the Office of the Comptroller of the Currency (“OCC”). Its deposits are insured to the maximum amount permissible under federal law by the FDIC.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, HB Investment Fund I, LLC and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Bank may be required to maintain cash reserves with the Federal Reserve Bank. The requirement is dependent upon the Bank’s cash on hand or noninterest-bearing balances. There was no reserve requirement as of December 31, 2018 or 2017.

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

Investment securities that are acquired with the intention of being resold in the near term are classified as trading securities under ASC 320 and are carried at fair value, with unrealized holding gains and losses recognized in current earnings. The Company did not hold any securities for trading purposes at, or during the years ended, December 31, 2018 or 2017.

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

The Company reviews investment securities for other-than-temporary impairment quarterly. Impairment is considered to be other-than-temporary if it is likely that all amounts contractually due will not be received for debt securities and when there is no positive evidence indicating that an investment’s carrying amount is recoverable in the near term for equity securities. When a decline in the fair value of available for sale and held to maturity securities below cost is deemed to be credit related, a charge for other-than-temporary impairment is included in earnings as “Other-than-temporary impairment of securities”. The decline in fair value attributed to non-credit related factors is recognized in other comprehensive income and a new cost basis for the security is established. The new cost basis is not changed for subsequent recoveries in fair value. Increases and decreases between fair value and cost on available for sale securities are reflected in the Consolidated Statements of Comprehensive Income. In evaluating whether impairment is temporary or other-than-temporary, the Company considers, among other things, the time period the security has been in an unrealized loss position; the financial condition of the issuer and its industry; recommendations of investment advisors; economic forecasts; market or industry trends; changes in tax laws, regulations or other governmental policies significantly affecting the issuer; any downgrades from rating agencies; and any reduction or elimination of dividends. The Company’s intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value is also considered.

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

For financial reporting purposes, the Company classifies a portion of its loans as “Mortgage loans held for sale”. Included in this category are loans which the Company has the current intent to sell and loans which are available to be sold in the event that the Company determines that loans should be sold to support the Company’s investment and liquidity objectives, as well as to support its overall asset and liability management strategies. Loans included in this category for which the Company has the current intention to sell are recorded at the lower of aggregate cost or fair value. As of December 31, 2018 and 2017, the Company had $2,086,000 and $5,873,000, respectively, in loans classified as “Mortgage loans held for sale.”

As of December 31, 2018 and 2017 the Company had $139,303,000 and $164,322,000, respectively, outstanding in loans sold to government agencies that it was servicing through a third party.

Loans

The following describes the distinction between originated and Acquired Loans and certain significant accounting policies relevant to each category.

Originated Loans

Originated loans are carried net of discounts on loan originations and are amortized using the level yield interest method over the remaining contractual life of the loan. Nonrefundable loan origination fees, net of direct loan origination costs, are deferred and recognized over the life of the loan as an adjustment of yield using the interest method.

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

Acquired Loans

Acquired Loans at December 31, 2018 and 2017 are those associated with our acquisitions of Statewide, GSFC, Britton & Koontz, Louisiana Bancorp and SMB. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The Acquired Loans were segregated between those considered to be performing (“acquired performing”) and those with evidence of credit deterioration (“acquired impaired”), and then further segregated into loan pools designed to facilitate the development of expected cash flows. The fair value estimate for each pool of acquired performing and acquired impaired loans was based on the estimate of expected cash flows, both principal and interest, from that pool, discounted at prevailing market interest rates.

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

While management uses available information to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. The OCC, as an integral part of its examination processes, periodically reviews the allowance for loan losses. The OCC may require the recognition of adjustments to the allowance for loan losses based on its judgment of information available to it as of the time of its examinations. To the extent the OCC’s estimates differ from management’s estimates, additional provisions to the allowance for loan losses may be required as of the time of its examination. As part of the Bank’s risk management program, an independent review is performed on the loan portfolio, which supplements management’s assessment of the loan portfolio and the allowance for loan losses. The result of the independent review is reported directly to the Audit Committee of the Board of Directors.

Repossessed Assets

Repossessed assets are recorded at fair value less estimated selling costs at the date acquired or upon receiving new property valuations. Costs relating to the development and improvement of foreclosed property are capitalized, and costs relating to holding and maintaining the property are expensed. Write-downs from cost to fair value at the date of foreclosure are charged against the allowance for loan losses. Valuations are performed periodically and a charge to operations is recorded if the carrying value of a property exceeds its fair value less selling costs. Generally, the Company appraises the property at the time of foreclosure and at least every 12 months following the foreclosure. The Company had $1,558,000 and $728,000 of repossessed assets as of December 31, 2018 and 2017, respectively. Repossessed Assets are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

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

Office Properties and Equipment

Office properties and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method with rates based on the estimated useful lives of the individual assets, which range from three to 40 years. Expenditures which substantially increase the useful lives of existing property and equipment are capitalized while routine expenditures for repairs and maintenance are expensed as incurred.

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

Shareholders’ Equity

Provisions of the Louisiana Business Corporation Act eliminate the concept of treasury stock and provide that shares reacquired by a company are to be treated as authorized but unissued shares. For the years ended December 31, 2018, 2017 and 2016, the cost of shares repurchased by the Company have been allocated to common stock, additional paid-in capital, and retained earnings.

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

The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2018, 2017 and 2016, the Company did not recognize any interest or penalties in its financial statements, nor has it recorded an accrued liability for interest or penalty payments.

Investments that generate investment tax credits are accounted for under the deferral method. Under the deferral method, the allowable investment credit is recognized as a reduction in income tax expense over the life of the acquired investment.

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

The Company may issue restricted stock under the 2009 Recognition and Retention Plan and restricted stock through May 12, 2019 or restricted stock units under the 2014 Equity Incentive Plan for directors, officers and other key employees. Awards under the plans may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned compensation related to these awards is amortized to compensation expense over the service period, which is usually the vesting period. The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock as of the date of grant applied to the total number of shares granted and is amortized over the vesting period.

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

Comprehensive Income

GAAP generally requires that recognized revenues, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheets, such items, along with net earnings, are components of comprehensive income. The tax effect for unrealized losses on investment securities was $(278,000), $(520,000) and $(463,000) for the periods ending December 31, 2018, 2017 and 2016, respectively. The reclassification adjustment for gains included in net income had no tax effect for the periods ending December 31, 2018, 2017 and 2016. Comprehensive income is reflected in the Consolidated Statements of Comprehensive Income.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current period presentation.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Conforming Amendments Related to Leases”. This ASU amends the codification regarding leases in order to increase transparency and comparability. Under current GAAP, the recognition of lease assets and lease liabilities by lessees is not required if the terms of the lease qualify it as an operating lease. ASU No. 2016-02 requires companies to recognize lease assets and liabilities on the statement of condition and disclose key information about leasing arrangements, for both operating and capital or finance leases. Upon implementation, a lessee will recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. The ASU is effective for annual and interim periods beginning after December 15, 2018. We will implement an accounting policy election to keep leases with an initial term of 12 months or less off the Company’s consolidated balance sheet. The Company expects to recognize right-of-use assets and liabilities of approximately $2.3 million. We do not believe the standard will have a notable impact on the consolidated statement of income.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments”. The ASU requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The standard introduces a new impairment model known as CECL (Current Expected Credit Losses). The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net carrying value at the amount expected to be collected on the financial assets. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. Off-balance-sheet arrangements such as commitments to extend credit, guarantees and standby letters of credit that are not unconditionally cancellable are also within the scope of this amendment. Credit losses relating to debt securities should be recorded through an allowance for credit losses. This ASU is effective for fiscal years beginning after December 31, 2019. An entity will apply the amendments in this update on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Under current GAAP, credit losses are not recognized until the occurrence of the loss is probable and entities, in general, only consider past events and current conditions when measuring incurred losses. ASU No. 2016-13 will require entities to recognize a current estimate of all expected credit losses, known as the CECL model, thus eliminating the “probable” recognition threshold. To produce a current estimate of all expected credit losses, the standard will require entities to incorporate forecasted information along with relevant information about past events, including historical experience, and current conditions that affect the collectability of the reported amount of financial assets. The Company is in the process of implementing a new software application to assist in determining the impact to our Consolidated Financial Statements. The adoption of this ASU could result in material changes in our accounting for credit losses. Currently, the Company expects the adoption of the ASU to increase the allowance for loan losses and the provision for loan losses. The extent of the impact upon adoption is not known and will depend on the characteristics of the Company’s loan portfolio and economic conditions on that date as well as forecasted conditions thereafter.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments in this ASU clarify the proper classification for certain cash receipts and cash payments, including clarification on debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, among others. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company’s adoption of standard did not have a material impact on our Consolidated Financial Statements.

In January 2017, FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other, Simplifying the Test for Goodwill Impairment”. The amendment in this ASU eliminates the requirement to calculate the implied fair value of goodwill in order to measure a goodwill impairment charge. An entity will record an impairment charge based on the excess of the carrying amount over its fair value. This ASU is effective for fiscal and interim testing periods beginning after December 15, 2019. The Company does not anticipate it will have a material impact on our Consolidated Financial Statements.

In April 2017, FASB issued ASU No. 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The accounting for purchased callable debt securities held at a discount does not change under the new guidance. This ASU is effective for fiscal and interim periods beginning after December 15, 2018. The adoption of the ASU did not have an impact on our Consolidated Financial Statements.

ASU No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU No. 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within accumulated other comprehensive income as a result of tax reform. This issue came about from the enactment of the Tax Cuts and Jobs Act of 2017 on December 22, 2017 that changed the Company’s statutory federal income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for periods beginning after December 15, 2018 although early adoption is permitted. The Company adopted ASU No. 2018-02 in the first quarter of 2018 and reclassified its stranded tax credit of $206,000 from accumulated other comprehensive income to retained earnings.

In July 2018, the FASB issued ASU No. 2018-11, “Leases – Targeted Improvements” to provide alternative transition methods to reduce the costs and complexities of implementing the new leases standard, ASU No. 2016-02. The amendments in the update allow entities to recognize a cumulative-effect adjustment in the opening balance of retained earnings in the period of adoption of ASU No. 2016-02, which eliminates the need to re-state amounts presented for prior-periods. In addition, under certain conditions, lessors are allowed to account for lease and non-lease components as a single component. The amendments have the same effective date as ASU No. 2016-02 (periods beginning after December 15, 2018). The Company expects to adopt the standard upon adoption of ASU No. 2016-02. The Company does not believe ASU No. 2018-11 will have an impact on our Consolidated Financial Statements, as the update only provides implementation guidance for ASU No. 2016-02.

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The ASU removes, modifies and adds certain disclosure requirements for fair value measurements. For example, public entities will no longer be required to disclose the valuation processes for Level 3 fair value measurements, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019. In addition, entities may early adopt the modified or eliminated disclosure requirements and delay adoption of the additional disclosure requirements until their effective date. The Company does not believe ASU No. 2018-13 will have a material impact on our Consolidated Financial Statements, as the update only revises disclosure requirements.

3. Acquisition Activity

SUMMARY OF ACQUISITION ACTIVITY

(dollars in thousands)
Acquisition	Acquisition Date	Total Assets	Total Loans	Goodwill	Core Deposit Intangible	Total Deposits
Statewide Bank	03/12/2010	$188,026	$110,415	$560	$1,429	$206,925
GS Financial Corporation	07/15/2011	256,677	182,440	296	859	193,518
Britton & Koontz Capital Corporation	02/14/2014	298,930	161,581	43	3,030	216,600
Louisiana Bancorp, Inc.	09/15/2015	352,897	281,583	8,454	1,586	208,670
St. Martin Bancshares, Inc.	12/06/2017	592,852	439,872	49,135	6,766	533,497

Total Acquisitions		$1,689,382	$1,175,891	$58,488	$13,670	$1,359,210

Acquired Loans which are impaired as of the date of acquisition are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. None of the loans acquired in the acquisition of Louisiana Bancorp were considered impaired as of the date of acquisition.

The nonaccretable discount on loans acquired from SMB totaled $3,760,000 as of December 6, 2017 and represented an estimate of the undiscounted loss exposure in the acquired loans with deteriorated credit quality as of the acquisition date.

The following table summarizes the changes in accretable yield on the loans acquired from SMB with deteriorated credit quality for the years ended December 31, 2018 and 2017, respectively.

(dollars in thousands)	2018	2017
Balance, beginning of period	$(1,947)	$—	$
Acquisition accretable yield	—	(1,981)
Accretion	646	34
Net transfers from nonaccretable discount to accretable yield	(1,538)	—

Balance, end of period	$(2,839)	$(1,947)	$

As of December 31, 2018, the weighted average remaining contractual life of the loan portfolio acquired with deteriorated credit quality from SMB was 6.5 years.

The nonaccretable discount on loans acquired from Britton & Koontz totaled $17,946,000 as of February 14, 2014 and represented an estimate of the undiscounted loss exposure in the acquired loans with deteriorated credit quality as of the acquisition date.

The following table summarizes the changes in accretable yield on the loans acquired from Britton & Koontz with deteriorated credit quality for the years ended December 31, 2018, 2017 and 2016, respectively.

(dollars in thousands)	2018	2017	2016
Balance, beginning of period	$(140)	$(1,782)	$(1,682)
Accretion	244	2,926	1,072
Net transfers from nonaccretable discount to accretable yield	(154)	(1,284)	(1,172)

Balance, end of period	$(50)	$(140)	$(1,782)

As of December 31, 2018, the weighted average remaining contractual life of the loan portfolio acquired with deteriorated credit quality from Britton & Koontz was 1.6 years.

The nonaccretable discount on loans acquired from GSFC totaled $5,490,000 as of July 15, 2011 and represented an estimate of the undiscounted loss exposure in the Acquired Loans with deteriorated credit quality as of the acquisition date.

The following table summarizes the changes in accretable yield on the loans acquired from GSFC with deteriorated credit quality for the years ended December 31, 2018, 2017 and 2016, respectively.

(dollars in thousands)	2018	2017	2016
Balance, beginning of period	$(236)	$(298)	$(1,240)
Accretion	174	118	942
Net transfers from nonaccretable discount to accretable yield	(11)	(56)	—

Balance, end of period	$(73)	$(236)	$(298)

As of December 31, 2018, the weighted average remaining contractual life of the loan portfolio acquired with deteriorated credit quality from GSFC was 13.1 years.

The nonaccretable discount on loans acquired from Statewide totaled $61,478,000 as of March 12, 2010 and represented an estimate of the undiscounted loss exposure in the Acquired Loans with deteriorated credit quality as of the acquisition date.

The following table summarizes the changes in accretable yield on the loans acquired from Statewide for the years ended December 31, 2018, 2017 and 2016, respectively.

(dollars in thousands)	2018	2017	2016
Balance, beginning of period	$(6,980)	$(9,011)	$(13,870)
Accretion	1,361	2,031	4,859
Net transfers from nonaccretable discount to accretable yield	(566)	—	—

Balance, end of period	$(6,185)	$(6,980)	$(9,011)

As of December 31, 2018, the weighted average remaining contractual life the of loan portfolio acquired with deteriorated credit quality from Statewide was 4.0 years.

4. Investment Securities

Summary information regarding the Company’s investment securities classified as available for sale and held to maturity as of December 31, 2018 and 2017 follows.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
December 31, 2018
Available for sale:
U.S. agency mortgage-backed	$86,487	$485	$171	$892	$85,909
Collateralized mortgage obligations	145,814	129	161	2,191	143,591
Municipal bonds	21,453	52	16	12	21,477
U.S. government agency	9,169	29	19	25	9,154

Total available for sale	$262,923	$695	$367	$3,120	$260,131

Held to maturity:
Municipal bonds	$10,872	$11	$5	$37	$10,841

Total held to maturity	$10,872	$11	$5	$37	$10,841

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2017			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$84,639	$619	$270	$298	$84,690
Collateralized mortgage obligations	115,435	46	671	1,075	113,735
Municipal bonds	25,362	177	17	1	25,521
U.S. government agency	11,026	42	21	—	11,047

Total available for sale	$236,462	$884	$979	$1,374	$234,993

Held to maturity:
Municipal bonds	$13,034	$54	$18	$15	$13,055

Total held to maturity	$13,034	$54	$18	$15	$13,055

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

As of December 31, 2018, 159 of the Company’s debt securities had unrealized losses totaling 1.9% of the individual securities’ amortized cost basis and 1.3% of the Company’s total amortized cost basis of the investment securities portfolio. Of the 159 securities, 97 had been in a continuous loss position for over 12 months at such date. The 97 securities had an aggregate amortized cost basis and unrealized loss of $130,936,000 and $3,157,000, respectively, at December 31, 2018. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery. No declines in these 159 securities were deemed to be other-than-temporary.

The amortized cost and estimated fair value by maturity of the Company’s investment securities as of December 31, 2018 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$1,708	$15,165	$33,658	$35,378	$85,909
Collateralized mortgage obligations	—	5,576	17,776	120,239	143,591
Municipal bonds	3,167	9,744	4,939	3,627	21,477
U.S. government agency	3,974	—	3,831	1,349	9,154

Total securities available for sale	$8,849	$30,485	$60,204	$160,593	$260,131

Securities held to maturity:
Municipal bonds	$—	$5,739	$4,061	$1,041	$10,841

Total securities held to maturity	$—	$5,739	$4,061	$1,041	$10,841

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$1,711	$15,422	$34,182	$35,172	$86,487
Collateralized mortgage obligations	—	5,589	18,102	122,123	145,814
Municipal bonds	3,167	9,726	4,929	3,631	21,453
U.S. government agency	3,999	—	3,802	1,368	9,169

Total securities available for sale	$8,877	$30,737	$61,015	$162,294	$262,923

Securities held to maturity:
Municipal bonds	$—	$5,737	$4,087	$1,048	$10,872

Total securities held to maturity	$—	$5,737	$4,087	$1,048	$10,872

For the years ended December 31, 2018, 2017 and 2016, the Company recorded no gross gains or losses related to the sale of investment securities.

As of December 31, 2018 and 2017, the Company had accrued interest receivable for investment securities of $1,076,000 and $990,000, respectively.

As of December 31, 2018 and 2017, the Company had $157,198,000 and $121,984,000, respectively, of securities pledged to secure public deposits.

5. Loans

The Company’s loans, net of unearned income, consisted of the following as of December 31 of the years indicated.

(dollars in thousands)	2018	2017
Real estate loans:
One- to four-family first mortgage	$450,363	$477,211
Home equity loans and lines	83,976	94,445
Commercial real estate	640,575	611,358
Construction and land	193,597	177,263
Multi-family residential	54,455	50,978

Total real estate loans	1,422,966	1,411,255

Other loans:
Commercial and industrial	172,934	185,284
Consumer	53,854	61,256

Total other loans	226,788	246,540

Total loans	$1,649,754	$1,657,795

The net discount on the Company’s loans was $18,811,000 and $26,411,000 at December 31, 2018, and 2017, respectively, of which $7,865,000 and $11,025,000 for the same time periods, respectively, was related to impaired loans. In addition, loan balances as of December 31, 2018 and 2017 are reported net of $2,716,000 and $2,177,000, respectively, in unearned income.

A summary of activity in the Company’s allowance for loan losses for the years ended December 31, 2018, 2017 and 2016 is as follows.

	For the Year Ended December 31, 2018
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,574	$(1)	$—	$364	$1,937
Home equity loans and lines	1,024	—	5	2	1,031
Commercial real estate	4,766	—	—	990	5,756
Construction and land	1,742	—	—	538	2,280
Multi-family residential	355	—	—	167	522
Commercial and industrial	4,346	(2,506)	158	864	2,862
Consumer	496	(74)	16	34	472

Total allowance for loan losses	$14,303	$(2,581)	$179	$2,959	$14,860

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$89	$—	$—	$110	$199
Home equity loans and lines	78	—	—	(30)	48
Commercial real estate	140	—	—	229	369
Construction and land	7	—	—	(2)	5
Multi-family residential	—	—	—	28	28
Commercial and industrial	184	—	—	182	366
Consumer	6	—	—	467	473

Total allowance for loan losses	$504	$—	$—	$984	$1,488

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,663	$(1)	$—	$474	$2,136
Home equity loans and lines	1,102	—	5	(28)	1,079
Commercial real estate	4,906	—	—	1,219	6,125
Construction and land	1,749	—	—	536	2,285
Multi-family residential	355	—	—	195	550
Commercial and industrial	4,530	(2,506)	158	1,046	3,228
Consumer	502	(74)	16	501	945

Total allowance for loan losses	$14,807	$(2,581)	$179	$3,943	$16,348

	For the Year Ended December 31, 2017
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,436	$(29)	$—	$167	$1,574
Home equity loans and lines	654	(10)	20	360	1,024
Commercial real estate	4,177	(3)	—	592	4,766
Construction and land	1,763	—	—	(21)	1,742
Multi-family residential	361	—	—	(6)	355
Commercial and industrial	3,316	(358)	408	980	4,346
Consumer	513	(64)	15	32	496

Total allowance for loan losses	$12,220	$(464)	$443	$2,104	$14,303

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$75	$—	$—	$14	$89
Home equity loans and lines	74	—	—	4	78
Commercial real estate	—	—	—	140	140
Construction and land	19	—	—	(12)	7
Multi-family residential	—	—	—	—	—
Commercial and industrial	123	—	—	61	184
Consumer	—	—	—	6	6

Total allowance for loan losses	$291	$—	$—	$213	$504

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,511	$(29)	$—	$181	$1,663
Home equity loans and lines	728	(10)	20	364	1,102
Commercial real estate	4,177	(3)	—	732	4,906
Construction and land	1,782	—	—	(33)	1,749
Multi-family residential	361	—	—	(6)	355
Commercial and industrial	3,439	(358)	408	1,041	4,530
Consumer	513	(64)	15	38	502

Total allowance for loan losses	$12,511	$(464)	$443	$2,317	$14,807

	For the Year Ended December 31, 2016
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,372	$—	$—	$64	$1,436
Home equity loans and lines	536	(9)	2	125	654
Commercial real estate	3,152	—	1	1,024	4,177
Construction and land	1,360	—	52	351	1,763
Multi-family residential	173	—	—	188	361
Commercial and industrial	2,010	(242)	56	1,492	3,316
Consumer	571	(162)	5	99	513

Total allowance for loan losses	$9,174	$(413)	$116	$3,343	$12,220

	For the Year Ended December 31, 2016
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$92	$(33)	$—	$16	$75
Home equity loans and lines	224	—	—	(150)	74
Commercial real estate	—	—	—	—	—
Construction and land	57	—	—	(38)	19
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	94	29	123
Consumer	—	—	—	—	—

Total allowance for loan losses	$373	$(33)	$94	$(143)	$291

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,464	$(33)	$—	$80	$1,511
Home equity loans and lines	760	(9)	2	(25)	728
Commercial real estate	3,152	—	1	1,024	4,177
Construction and land	1,417	—	52	313	1,782
Multi-family residential	173	—	—	188	361
Commercial and industrial	2,010	(242)	150	1,521	3,439
Consumer	571	(162)	5	99	513

Total allowance for loan losses	$9,547	$(446)	$210	$3,200	$12,511

The Company’s allowance for loan losses and recorded investment in loans as of the dates indicated is as follows.

	As of December 31, 2018
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,937	$—	$199	$2,136
Home equity loans and lines	682	349	48	1,079
Commercial real estate	5,272	484	369	6,125
Construction and land	2,280	—	5	2,285
Multi-family residential	522	—	28	550
Commercial and industrial	2,541	321	366	3,228
Consumer	472	—	473	945

Total allowance for loan losses	$13,706	$1,154	$1,488	$16,348

	As of December 31, 2018
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Loans:
One- to four-family first mortgage	$227,602	$—	$222,761	$450,363
Home equity loans and lines	53,049	866	30,061	83,976
Commercial real estate	432,217	7,059	201,299	640,575
Construction and land	161,232	—	32,365	193,597
Multi-family residential	42,222	—	12,233	54,455
Commercial and industrial	131,250	1,952	39,732	172,934
Consumer	37,711	—	16,143	53,854

Total loans	$1,085,283	$9,877	$554,594	$1,649,754

	As of December 31, 2017
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,574	$—	$89	$1,663
Home equity loans and lines	676	348	78	1,102
Commercial real estate	4,766	—	140	4,906
Construction and land	1,742	—	7	1,749
Multi-family residential	355	—	—	355
Commercial and industrial	2,721	1,625	184	4,530
Consumer	496	—	6	502

Total allowance for loan losses	$12,330	$1,973	$504	$14,807

	As of December 31, 2017
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Loans:
One- to four-family first mortgage	$199,199	$—	$278,012	$477,211
Home equity loans and lines	53,349	925	40,171	94,445
Commercial real estate	369,740	22	241,596	611,358
Construction and land	124,963	—	52,300	177,263
Multi-family residential	30,540	—	20,438	50,978
Commercial and industrial	120,818	2,512	61,954	185,284
Consumer	39,854	—	21,402	61,256

Total loans	$938,463	$3,459	$715,873	$1,657,795

(1)	$10.0 million and $14.2 million in Acquired Loans were accounted for under ASC 310-30 at December 31, 2018 and 2017, respectively.

Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent, in part, on values in the real estate market.

Credit quality indicators on the Company’s loan portfolio as of the dates indicated are as follows.

	December 31, 2018
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$221,930	$1,852	$3,820	$—	$227,602
Home equity loans and lines	52,344	69	1,502	—	53,915
Commercial real estate	425,851	4,463	8,962	—	439,276
Construction and land	159,428	—	1,804	—	161,232
Multi-family residential	42,222	—	—	—	42,222
Commercial and industrial	126,126	1,717	5,359	—	133,202
Consumer	37,312	126	273	—	37,711

Total originated loans	$1,065,213	$8,227	$21,720	$—	$1,095,160

	December 31, 2018
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Acquired loans:
One- to four-family first mortgage	$213,199	$2,474	$7,088	$—	$222,761
Home equity loans and lines	29,451	270	340	—	30,061
Commercial real estate	183,514	5,189	12,596	—	201,299
Construction and land	30,005	917	1,443	—	32,365
Multi-family residential	11,401	582	250	—	12,233
Commercial and industrial	35,918	1,376	2,438	—	39,732
Consumer	15,521	262	360	—	16,143

Total acquired loans	$519,009	$11,070	$24,515	$—	$554,594

Total loans:
One- to four-family first mortgage	$435,129	$4,326	$10,908	$—	$450,363
Home equity loans and lines	81,795	339	1,842	—	83,976
Commercial real estate	609,365	9,652	21,558	—	640,575
Construction and land	189,433	917	3,247	—	193,597
Multi-family residential	53,623	582	250	—	54,455
Commercial and industrial	162,044	3,093	7,797	—	172,934
Consumer	52,833	388	633	—	53,854

Total loans	$1,584,222	$19,297	$46,235	$—	$1,649,754

	December 31, 2017
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$196,203	$990	$2,006	$—	$199,199
Home equity loans and lines	52,492	283	1,499	—	54,274
Commercial real estate	356,020	5,080	8,662	—	369,762
Construction and land	122,076	2,043	844	—	124,963
Multi-family residential	30,540	—	—	—	30,540
Commercial and industrial	105,097	4,640	13,593	—	123,330
Consumer	39,335	120	399	—	39,854

Total originated loans	$901,763	$13,156	$27,003	$—	$941,922

Acquired loans:
One- to four-family first mortgage	$269,144	$2,825	$6,043	$—	$278,012
Home equity loans and lines	39,603	307	261	—	40,171
Commercial real estate	218,234	12,522	10,840	—	241,596
Construction and land	48,748	3,056	496	—	52,300
Multi-family residential	19,644	636	158	—	20,438
Commercial and industrial	56,635	2,998	2,321	—	61,954
Consumer	21,172	69	161	—	21,402

Total acquired loans	$673,180	$22,413	$20,280	$—	$715,873

	December 31, 2017
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Total loans:
One- to four-family first mortgage	$465,347	$3,815	$8,049	$—	$477,211
Home equity loans and lines	92,095	590	1,760	—	94,445
Commercial real estate	574,254	17,602	19,502	—	611,358
Construction and land	170,824	5,099	1,340	—	177,263
Multi-family residential	50,184	636	158	—	50,978
Commercial and industrial	161,732	7,638	15,914	—	185,284
Consumer	60,507	189	560	—	61,256

Total loans	$1,574,943	$35,569	$47,283	$—	$1,657,795

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

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

In addition, residential loans are classified using an inter-regulatory agency methodology that incorporates, among other factors, the extent of delinquencies and loan-to-value ratios. These classifications were the most current available as of December 31, 2018 and 2017, respectively, and were generally updated within the prior three months.

Age analysis of past due loans, as of the dates indicated, is as follows.

	December 31, 2018
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$3,913	$270	$64	$4,247	$223,355	$227,602
Home equity loans and lines	326	61	41	428	53,487	53,915
Commercial real estate	714	34	168	916	438,360	439,276
Construction and land	576	—	740	1,316	159,916	161,232
Multi-family residential	—	—	—	—	42,222	42,222

Total real estate loans	5,529	365	1,013	6,907	917,340	924,247

Other loans:
Commercial and industrial	362	1,369	265	1,996	131,206	133,202
Consumer	319	131	196	646	37,065	37,711

Total other loans	681	1,500	461	2,642	168,271	170,913

Total originated loans	$6,210	$1,865	$1,474	$9,549	$1,085,611	$1,095,160

	December 31, 2018
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$4,196	$1,258	$3,702	$9,156	$213,605	$222,761
Home equity loans and lines	462	116	163	741	29,320	30,061
Commercial real estate	3,104	265	1,143	4,512	196,787	201,299
Construction and land	1,050	488	813	2,351	30,014	32,365
Multi-family residential	84	—	—	84	12,149	12,233

Total real estate loans	8,896	2,127	5,821	16,844	481,875	498,719

Other loans:
Commercial and industrial	4,315	109	329	4,753	34,979	39,732
Consumer	357	277	262	896	15,247	16,143

Total other loans	4,672	386	591	5,649	50,226	55,875

Total acquired loans	$13,568	$2,513	$6,412	$22,493	$532,101	$554,594

Total loans:
Real estate loans:
One- to four-family first mortgage	$8,109	$1,528	$3,766	$13,403	$436,960	$450,363
Home equity loans and lines	788	177	204	1,169	82,807	83,976
Commercial real estate	3,818	299	1,311	5,428	635,147	640,575
Construction and land	1,626	488	1,553	3,667	189,930	193,597
Multi-family residential	84	—	—	84	54,371	54,455

Total real estate loans	14,425	2,492	6,834	23,751	1,399,215	1,422,966

Other loans:
Commercial and industrial	4,677	1,478	594	6,749	166,185	172,934
Consumer	676	408	458	1,542	52,312	53,854

Total other loans	5,353	1,886	1,052	8,291	218,497	226,788

Total loans	$19,778	$4,378	$7,886	$32,042	$1,617,712	$1,649,754

	December 31, 2017
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$837	$131	$44	$1,012	$198,187	$199,199
Home equity loans and lines	1,018	—	26	1,044	53,230	54,274
Commercial real estate	670	—	—	670	369,092	369,762
Construction and land	744	—	200	944	124,019	124,963
Multi-family residential	—	—	—	—	30,540	30,540

Total real estate loans	3,269	131	270	3,670	775,068	778,738

Other loans:
Commercial and industrial	882	825	1,641	3,348	119,982	123,330
Consumer	380	9	278	667	39,187	39,854

Total other loans	1,262	834	1,919	4,015	159,169	163,184

Total originated loans	$4,531	$965	$2,189	$7,685	$934,237	$941,922

	December 31, 2017
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$3,867	$2,087	$2,816	$8,770	$269,242	$278,012
Home equity loans and lines	137	61	46	244	39,927	40,171
Commercial real estate	5,071	436	1,864	7,371	234,225	241,596
Construction and land	2,089	159	239	2,487	49,813	52,300
Multi-family residential	—	—	—	—	20,438	20,438

Total real estate loans	11,164	2,743	4,965	18,872	613,645	632,517

Other loans:
Commercial and industrial	809	678	185	1,672	60,282	61,954
Consumer	329	152	95	576	20,826	21,402

Total other loans	1,138	830	280	2,248	81,108	83,356

Total acquired loans	$12,302	$3,573	$5,245	$21,120	$694,753	$715,873

Total loans:
Real estate loans:
One- to four-family first mortgage	$4,704	$2,218	$2,860	$9,782	$467,429	$477,211
Home equity loans and lines	1,155	61	72	1,288	93,157	94,445
Commercial real estate	5,741	436	1,864	8,041	603,317	611,358
Construction and land	2,833	159	439	3,431	173,832	177,263
Multi-family residential	—	—	—	—	50,978	50,978

Total real estate loans	14,433	2,874	5,235	22,542	1,388,713	1,411,255

Other loans:
Commercial and industrial	1,691	1,503	1,826	5,020	180,264	185,284
Consumer	709	161	373	1,243	60,013	61,256

Total other loans	2,400	1,664	2,199	6,263	240,277	246,540

Total loans	$16,833	$4,538	$7,434	$28,805	$1,628,990	$1,657,795

As of December 31, 2018 and 2017, the Company did not have any loans greater than 90 days past due which were accruing interest.

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

	For the Year Ended December 31, 2018
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	441	476	—	454	—
Commercial real estate	149	161	—	32	7
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,540	1,904	—	438	—
Consumer	—	—	—	—	—

Total	$2,130	$2,541	$—	$924	$7

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	425	457	349	440	—
Commercial real estate	6,910	6,910	484	2,057	38
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	412	442	321	1,367	1
Consumer	—	—	—	—	—

Total	$7,747	$7,809	$1,154	$3,864	$39

Total impaired loans:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	866	933	349	894	—
Commercial real estate	7,059	7,071	484	2,089	45
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,952	2,346	321	1,805	1
Consumer	—	—	—	—	—

Total	$9,877	$10,350	$1,154	$4,788	$46

	For the Year Ended December 31, 2017
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	470	476	—	395	1
Commercial real estate	22	32	—	19	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	428	434	—	2,849	2
Consumer	—	—	—	—	—

Total	$920	$942	$—	$3,263	$3

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$42	$—
Home equity loans and lines	455	461	348	383	1
Commercial real estate	—	—	—	296	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	2,084	2,157	1,625	1,985	52
Consumer	—	—	—	—	—

Total	$2,539	$2,618	$1,973	$2,706	$53

	For the Year Ended December 31, 2017
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Total impaired loans:
One- to four-family first mortgage	$—	$—	$—	$42	$—
Home equity loans and lines	925	937	348	778	2
Commercial real estate	22	32	—	315	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	2,512	2,591	1,625	4,834	54
Consumer	—	—	—	—	—

Total	$3,459	$3,560	$1,973	$5,969	$56

	For the Year Ended December 31, 2016
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	3,144	3,178	—	262	166
Consumer	—	—	—	—	—

Total	$3,144	$3,178	$—	$262	$166

With an allowance recorded:
One- to four-family first mortgage	$252	$260	$39	$93	$13
Home equity loans and lines	—	—	—	—	—
Commercial real estate	462	483	19	423	14
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,700	1,737	737	1,635	87
Consumer	—	—	—	—	—

Total	$2,414	$2,480	$795	$2,151	$114

Total impaired loans:
One- to four-family first mortgage	$252	$260	$39	$93	$13
Home equity loans and lines	—	—	—	—	—
Commercial real estate	462	483	19	423	14
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	4,844	4,915	737	1,897	253
Consumer	—	—	—	—	—

Total	$5,558	$5,658	$795	$2,413	$280

The Company reviews its significant nonaccrual loans for specific impairment in accordance with its allowance for loan loss methodology. If it is determined that losses are probable when other credit quality indicators are considered, the loan is considered impaired and the Company specifically allocates a portion of the allowance for loan losses to these loans. A summary of information pertaining to the Company’s nonaccrual loans as of December 31, 2018 and 2017 is as follows.

	December 31, 2018			December 31, 2017
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans:
One- to four-family first mortgage	$1,984	$3,188	$5,172	$2,006	$1,167	$3,173
Home equity loans and lines	1,457	242	1,699	1,434	108	1,542
Commercial real estate	7,940	3,403	11,343	8,662	95	8,757
Construction and land	740	854	1,594	200	249	449
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	2,986	1,002	3,988	9,678	932	10,610
Consumer	273	343	616	399	103	502

Total	$15,380	$9,032	$24,412	$22,379	$2,654	$25,033

(1)

Table excludes Acquired Loans which were being accounted for under ASC 310-30 because they continue to earn interest from accretable yield regardless of their status as past due or otherwise not in compliance with their contractual terms. Acquired Loans with deteriorated credit quality, which were being accounting for under ASC 310-30 and which were 90 days or more past due, totaled $1.7 million and $4.3 million as of December 31, 2018 and 2017, respectively.

As of December 31, 2018, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

As of December 31, 2018 and 2017, the Company had accrued interest receivable for loans of $7,017,000 and $6,593,000, respectively.

Troubled Debt Restructurings

During the course of its lending operations, the Company periodically grants concessions to its customers in an attempt to protect as much of its investment as possible and to minimize risk of loss. These concessions may include restructuring the terms of a customer loan to alleviate the burden of the customer’s near-term cash requirements. The Company must conclude that the restructuring of a loan to a borrower who is experiencing financial difficulties constitutes a “concession”. The Company defines a concession as a modification of existing terms granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties that the Company would otherwise not consider. The concession is either granted through an agreement with the customer or is imposed by a court or by a law. Concessions include modifying original loan terms to reduce or defer cash payments required as part of the loan agreement, including but not limited to:

•	a reduction of the stated interest rate for the remaining original life of the debt,

•	an extension of the maturity date or dates at an interest rate lower than the current market rate for new debt with similar risk characteristics,

•	a reduction of the face amount or maturity amount of the debt or

•	a reduction of accrued interest receivable on the debt.

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

•

whether, based on its projections of the customer’s current capabilities, the Company believes the customer’s future cash flows will be insufficient to service the debt, including interest, in accordance with the contractual terms of the existing agreement for the foreseeable future and

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

Information about the Company’s TDRs is presented in the following tables.

	As of December 31, 2018
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$218	$—	$1,920	$2,138
Home equity loans and lines	—	44	565	609
Commercial real estate	722	—	7,293	8,015
Construction and land	133	—	—	133
Multi-family residential	—	—	—	—

Total real estate loans	1,073	44	9,778	10,895

Other loans:
Commercial and industrial	—	—	424	424
Consumer	—	—	77	77

Total other loans	—	—	501	501

Total loans	$1,073	$44	$10,279	$11,396

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$214	$—	$647	$861
Home equity loans and lines	—	—	66	66
Commercial real estate	—	—	2,682	2,682
Construction and land	—	—	—	—
Multi-family residential	—	—	—	—

Total real estate loans	214	—	3,395	3,609

Other loans:
Commercial and industrial	68	—	740	808
Consumer	7	—	35	42

Total other loans	75	—	775	850

Total loans	$289	$—	$4,170	$4,459

Total loans:
Real estate loans:
One- to four-family first mortgage	$432	$—	$2,567	$2,999
Home equity loans and lines	—	44	631	675
Commercial real estate	722	—	9,975	10,697
Construction and land	133	—	—	133
Multi-family residential	—	—	—	—

Total real estate loans	1,287	44	13,173	14,504

Other loans:
Commercial and industrial	68	—	1,164	1,232
Consumer	7	—	112	119

Total other loans	75	—	1,276	1,351

Total loans	$1,362	$44	$14,449	$15,855

	As of December 31, 2017
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$306	$274	$473	$1,053
Home equity loans and lines	275	64	316	655
Commercial real estate	96	332	1,942	2,370
Construction and land	169	—	—	169
Multi-family residential	—	—	—	—

Total real estate loans	846	670	2,731	4,247

Other loans:
Commercial and industrial	—	—	4,581	4,581
Consumer	—	—	178	178

Total other loans	—	—	4,759	4,759

Total loans	$846	$670	$7,490	$9,006

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$214	$3	$59	$276
Home equity loans and lines	—	—	91	91
Commercial real estate	—	803	—	803
Construction and land	—	—	—	—
Multi-family residential	—	—	—	—

Total real estate loans	214	806	150	1,170

Other loans:
Commercial and industrial	—	—	203	203
Consumer	—	—	—	—

Total other loans	—	—	203	203

Total loans	$214	$806	$353	$1,373

Total loans:
Real estate loans:
One- to four-family first mortgage	$520	$277	$532	$1,329
Home equity loans and lines	275	64	407	746
Commercial real estate	96	1,135	1,942	3,173
Construction and land	169	—	—	169
Multi-family residential	—	—	—	—

Total real estate loans	1,060	1,476	2,881	5,417

Other loans:
Commercial and industrial	—	—	4,784	4,784
Consumer	—	—	178	178

Total other loans	—	—	4,962	4,962

Total loans	$1,060	$1,476	$7,843	$10,379

A summary of information pertaining to loans modified as of the periods indicated is as follows.

	For the Years Ended December 31,
	2018			2017
(dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
One- to four-family first mortgage	8	$3,195	$1,974	6	$465	$456
Home equity loans and lines	—	—	—	2	38	36
Commercial real estate	5	10,105	9,603	5	1,433	1,427
Construction and land	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	2	697	635	1	1,423	1,030
Other consumer	4	44	42	2	59	57

Total	19	$14,041	$12,254	16	$3,418	$3,006

None of the performing troubled debt restructurings as of December 31, 2018 had defaulted subsequent to the restructuring through the date the financial statements were available to be issued.

6. Loan Servicing

Mortgage loans sold to and serviced for others are not included in the accompanying statements of financial condition. The unpaid principal balances of these loans as of December 31 of the years indicated are summarized as follows:

(dollars in thousands)	2018	2017
Mortgage loans sold to Federal Home Loan Mortgage Corporation without recourse	$4,438	$5,653
Mortgage loans sold to Federal National Mortgage Association without recourse	134,550	158,235
Mortgage loans sold to Federal Home Loan Bank without recourse	315	434

Balance, end of period	$139,303	$164,322

The Company records servicing assets related to mortgage loans sold and serviced at fair value and will amortize these servicing assets over the period of estimated net servicing income associated with each loan. Management assesses servicing assets for potential impairment annually. Changes in the carrying value of servicing assets are recorded in service fees and charges on the Consolidated Statements of Income. Activity related to servicing assets for the years ended December 31, 2018, 2017 and 2016 is summarized as follows.

(dollars in thousands)	2018	2017	2016
Balance at the beginning of the year	$422	$622	$876
Amortization	(150)	(200)	(254)

Balance, end of period	272	422	622

Fair value, end of period	$789	$1,141	$1,050

Custodial and escrow account balances maintained in connection with the foregoing loan servicing arrangements were $2,366,000 and $2,725,000 as of December 31, 2018 and 2017, respectively.

7. Office Properties and Equipment

Office properties and equipment consisted of the following as of December 31 of the years indicated.

(dollars in thousands)	2018	2017
Land	$14,034	$14,322
Buildings and improvements	34,311	35,362
Furniture and equipment	15,197	10,744

Total office properties and equipment	63,542	60,428
Less accumulated depreciation	16,418	14,823

Total office properties and equipment, net	$47,124	$45,605

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $2,504,000, $1,959,000 and $1,795,000, respectively.

8. Goodwill and Intangibles

Goodwill and other intangible assets are presented in the table below. Changes in carrying amount of the Company’s goodwill and core deposit intangible (“CDI”) for the years ended December 31, 2018, 2017 and 2016 were as follows.

(dollars in thousands)	Goodwill	CDI
Balance as of December 31, 2015	$11,095	$4,210
Louisiana Bancorp, Inc. acquisition	(1,742)	—
Amortization of intangibles	—	(801)

Balance as of December 31, 2016	9,353	3,409
SMB acquisition	49,268	6,766
Amortization of intangibles	—	(763)

Balance as of December 31, 2017	58,621	9,412
SMB acquisition	(133)	—
Amortization of intangibles	—	(1,845)

Balance as of December 31, 2018	$58,488	$7,567

9. Deposits

The Company’s deposits consisted of the following major classifications as of December 31 of the years indicated.

(dollars in thousands)	2018	2017
Demand deposit accounts	$438,146	$461,999
Savings	201,393	217,639
Money market accounts	295,705	306,509
NOW accounts	486,979	490,924
Certificates of deposit	350,994	389,156

Total deposits	$1,773,217	$1,866,227

As of December 31, 2018, the scheduled maturities of the Company’s certificates of deposit were as follows.

(dollars in thousands)	Amount
2019	$203,414
2020	92,237
2021	40,534
2022	10,638
2023	3,449
Thereafter	722

Total certificates of deposit	$350,994

As of December 31, 2018 and 2017, the aggregate amount of certificates of deposit with balances of $250,000 or more was $54,924,000 and $58,744,000, respectively.

10. Other Borrowings

Other borrowings at December 31, 2018 included a $5,539,000 note payable with a rate of 3.83% on the Company’s investment in a new market tax credit entity. The note payable is a 20-year leverage loan with interest-only payments for the first seven years.

11. Short-term FHLB Advances

As of December 31, 2018, the Company had no short-term FHLB advances compared to $3,642,000 as of December 31, 2017. For the years ended December 31, 2018 and 2017, the average volume of short-term FHLB advances carried by the Company was $2,157,000 and $13,869,000, respectively.

Collateral for short and long-term FHLB advances is secured through a blanket lien evidenced by the Bank’s pledge of first mortgage collateral, demand deposit accounts, capital stock and certain other assets pursuant to the “Advances, Collateral Pledge and Security Agreement.” Under this collateral pledge agreement, the Bank must meet all statutory and regulatory capital standards and must meet all FHLB credit underwriting standards. Management believes that the Bank was in compliance with all such requirements as of December 31, 2018 and 2017.

As of December 31, 2018 and 2017, the Bank had $725,988,000 and $519,967,000, respectively, of additional FHLB advances available. As of December 31, 2018 and 2017, the Company had $752,558,000 and $715,339,000, respectively, of loans pledged through the Bank’s blanket lien.

12. Long-term FHLB Advances

As of December 31, 2018 and 2017, the Company’s long-term FHLB advances totaled $58,698,000 and $68,183,000, respectively. The following table summarizes long-term advances as of December 31, 2018.

(dollars in thousands)	Amount	Weighted Average Rate
Fixed rate advances maturing in:
2019	$15,120	1.69%
2020	30,475	1.71
2021	1,617	1.99
2022	6,788	2.08
2023	156	2.14
Thereafter	4,542	2.28

Total long-term FHLB advances	$58,698	1.80%

13. Income Taxes

The Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) included a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The 2017 Tax Act required a re-measurement of the Company’s deferred tax asset (“DTA”) in the fourth quarter of 2017. As a result, the Company recorded a charge of $2.7 million to write down the DTA during the fourth quarter of 2017.

The Company files federal income tax returns on a calendar year basis. Income tax expense for the years indicated is summarized as follows:

(dollars in thousands)	2018	2017	2016
Current	$5,747	$7,260	$7,889
Deferred	2,137	2,512	(321)
NMTC	(400)	—	—
Impact of Tax Cuts and Jobs Act	(789)	2,721	—

Total income tax expense	$6,695	$12,493	$7,568

The components of the Company’s net deferred tax asset as of December 31 of the years indicated are as follows:

(dollars in thousands)	2018	2017
Deferred tax assets:
Provision for loan losses	$3,433	$3,110
Discount on purchased loans	2,916	4,055
Salary continuation plan	656	657
Mortgage servicing rights	115	132
Deferred compensation	107	98
Stock-based compensation	340	316
Unrealized loss on securities available for sale	586	308
Other	102	176

Deferred tax assets	$8,255	$8,852

Deferred tax liabilities:
FHLB stock dividends	$(162)	$(136)
Accumulated depreciation	(3,298)	(1,717)
Intangible assets	(1,135)	(1,467)
Premium on investment securities acquired	(88)	(151)
NMTC	(24)	—
Other	(161)	(135)

Deferred tax liabilities	(4,868)	(3,606)

Net deferred tax asset	$3,387	$5,246

For the years ended December 31, 2018, 2017 and 2016, the Company’s provision for federal income taxes differed from the amount computed by applying the federal income tax statutory rates of 21%, 35% and 35%, respectively, on income from operations as indicated in the following analysis:

(dollars in thousands)	2018	2017	2016
Federal tax based on statutory rate	$8,023	$10,242	$8,232
State tax based on statutory rate	82	54	55
(Decrease) increase resulting from:
NMTC	(400)	—	—
Effect of tax-exempt income	(171)	(234)	(228)
Changes in the cash surrender value of bank owned life insurance	(138)	(173)	(169)
Nondeductible merger-related expenses	—	129	4
Nondeductible share based compensation expense	191	374	246
Exercise of stock options	(131)	(656)	(606)
DTA write down – impact of Tax Act	(789)	2,721	—
Other	28	36	34

Income tax expense	$6,695	$12,493	$7,568

Effective tax rate	17.5%	42.6%	32.1%

Retained earnings as of December 31, 2018 and 2017, included $5,837,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than bad debt losses would create income for tax purposes only, which would be subject to the then-current federal statutory income tax rate. The unrecorded deferred income tax liability on the above amount was $1,985,000 as of December 31, 2018 and 2017. Current accounting standards do not require the accrual of this deferred tax amount to be recorded unless it is probable that the reserve (for tax purposes) will be significantly depleted by loan losses deductible for tax purposes in the future. Based on current estimates of losses within the Company’s loan portfolio, accrual of the deferred tax liability associated with this reserve was not required as of December 31, 2018 and 2017.

14. Commitments

Standby letters of credit represent commitments by the Bank to meet the obligations of certain customers if called upon. The Bank normally secures its outstanding standby letters of credit with deposits from the customer. Additionally, in the normal course of business, there were various other commitments and contingent liabilities which are not reflected in the financial statements. Loan commitments are single-purpose commitments to lend which will be funded and reduced according to specified repayment schedules. Most of these commitments have maturities of less than one year. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit, and the undisbursed portion of construction loans as of December 31 of the years indicated.

	Contract Amount
(dollars in thousands)	2018	2017
Standby letters of credit	$4,288	$6,620
Available portion of lines of credit	186,446	203,367
Undisbursed portion of loans in process	108,307	78,578
Commitments to originate loans	92,656	96,183

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

In July 2013, the Federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating components of capital and of computing risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions and top-tier bank holding companies with total consolidated assets of $1.0 billion or more. The rule establishes a new common equity Tier 1 minimum capital requirement, increases the minimum capital ratios and assigns a higher risk weight to certain assets based on the risk associated with these assets. The final rule includes transition periods that generally implement the new regulations over a five year period. Beginning January 1, 2016, minimum Common equity tier 1, Tier 1 risk-based capital and Total risk-based are subject to a capital conservation buffer of 0.625%. This capital buffer increased in subsequent years by 0.625% annually until it was fully phased in on January 1, 2019 at 2.5%.

Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities.

Quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to average assets and risk-weighted assets (as defined). Management believes, as of December 31, 2018 and 2017, that the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2018 and 2017, the most recent notification from the OCC categorized the Bank as “well capitalized” under the OCC regulatory classification framework. To be categorized as “well capitalized,” the Bank must maintain minimum Total risk-based, Tier 1 risk-based, Tier 1 leverage and tangible capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table presents actual and required capital ratios for the the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2018 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Phase-In Schedule		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Bank:
Common equity Tier 1 capital	$230,708	14.55%	$101,055	6.38%	$110,962	7.00%	$103,036	6.50%
Tier 1 risk-based capital	230,708	14.55	124,832	7.88	134,740	8.50	126,814	8.00
Total risk-based capital	247,056	15.59	156,536	9.88	166,443	10.50	158,517	10.00
Tier 1 leverage capital	230,708	11.15	82,744	4.00	82,744	4.00	103,430	5.00

	Actual		Minimum Capital Required – Basel III Phase-In Schedule		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Bank:
Common equity Tier 1 capital	$197,900	12.54%	$90,720	5.75%	$110,442	7.00%	$102,553	6.50%
Tier 1 risk-based capital	197,900	12.54	114,386	7.25	134,108	8.50	126,219	8.00
Total risk-based capital	212,708	13.48	145,941	9.25	166,663	10.50	157,774	10.00
Tier 1 leverage capital	197,900	11.66	67,902	4.00	67,902	4.00	84,877	5.00

16. Benefit Plans

401(k) and Profit Sharing Plan

The Company’s 401(k) defined contribution plan allows its participants to contribute up to 75% of their pretax earnings on a tax-deferred basis up to the statutory limit. Beginning January 1, 2017, the Company’s matching contributions changed from 4% of the employees’ salaries for the year ended December 31, 2016 to a matching contribution of 100% of the employee’s contributions up to 2%, plus 50% of the employees’ contributions over 2% but not over 6% of the employee’s pay. For the years ended December 31, 2018, 2017 and 2016, the Company made contributions of $872,000, $701,000 and $657,000, respectively, in connection with the plan, which is included in compensation and benefits expense in the accompanying statements of income.

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

Compensation cost related to the ESOP was $1,345,000, $1,262,000 and $928,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The fair value of the unearned ESOP shares, using the closing quoted market price per share as of year-end, was approximately $12,324,000 and $16,590,000 as of December 31, 2018 and 2017, respectively. A summary of the ESOP share allocation as of December 31, 2018 and 2017 follows.

	2018	2017
Shares allocated, beginning of year	259,320	235,060
Shares allocated during the year	35,708	35,708
Shares distributed during the year	(10,738)	(11,448)

Allocated shares held by ESOP trust as of year end	284,290	259,320
Unallocated shares	348,148	383,856

Total ESOP shares	632,438	643,176

Salary Continuation Agreements

As a supplement to its 401(k) retirement plan, the Bank has entered into nonqualified salary continuation agreements with two executive officers of the Bank. Under his salary continuation agreement, the Chief Executive Officer (“CEO”) will be entitled to a stated annual benefit for a period of ten years upon retirement from the Bank. Benefits under the agreement vest over ten years, with 50% of this benefit having vested in 2007. Upon death during active service, the Bank shall distribute to the executive’s beneficiary an amount equal to two times his fully vested normal retirement benefit, payable in monthly installments over five years.

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

Britton & Koontz had two salary continuation agreements funded in the amount of $465,000 at the time of acquisition in February 2014. The Bank will pay former executives of Britton & Koontz or their beneficiary over a 15-year period from the time of acquisition in February 2014. Louisiana Bancorp also had two salary continuation agreements funded in the amount of $1,200,000 at the time of acquisition in September 2015. The Bank will pay former executives of Louisiana Bancorp or their beneficiary within 10 years subsequent to the time of the acquisition in September 2015. SMB had a salary continuation agreement for an executive officer related to its acquisition of American Bank in 2007. The Bank will pay the former executive of American Bank or their beneficiary $358,000 over a 14-year period from the time of the SMB acquisition in December 2017. The Company had an outstanding liability totaling $3,124,000 and $3,129,000 as of December 31, 2018 and 2017, respectively, in connection with the agreements.

17. Stock-based Payment Arrangements

The Company’s shareholders approved the 2009 Stock Option Plan (the “SOP”) and the 2009 Recognition and Retention Plan (the “RRP”) on May 12, 2009 to provide incentives and awards for directors, officers, and other key employees of the Company and its subsidiary. A maximum of 892,687 shares of Company common stock were reserved for issuance upon the exercise of options granted under the SOP. A total of 357,075 shares of the Company’s outstanding common stock, or 4% of total shares outstanding at the time the RRP was implemented, were approved for restricted stock awards under the RRP. On May 6, 2014, the Company’s shareholders approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan authorizes the granting of stock options, restricted stock units and other awards to directors, officers and other key employees. The aggregate number of shares of our common stock reserved and available for issuance pursuant to awards granted under the 2014 Plan is 350,000. These plans are administered by a committee appointed by the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards. In accordance with ASC 718, the Company adopted a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured as of the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Stock Option Plans

The Company issues stock options under the SOP and the 2014 Plan to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years. All stock options granted have been issued with vesting periods of five years with accelerated vesting provided under certain circumstances. As of December 31, 2018, options to acquire an aggregate of 352,370 shares were outstanding under the SOP and the 2014 Plan.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. This model requires management to make certain assumptions, including the expected life of the option, the risk-free rate of interest, the expected volatility and the expected dividend yield. The following assumptions were made in estimating 2018 fair values:

Expected dividends	1.52%
Expected volatility	21.76%
Risk-free interest rate	2.9%
Expected term (in years)	6.5

As of December 31, 2018, there was $532,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a period of 3.4 years.

For the years ended December 31, 2018, 2017 and 2016, the Company recognized $168,000, $162,000 and $132,000, respectively, in compensation cost related to stock options, which is included in compensation and benefits expense in the accompanying consolidated statements of income.

The following table represents stock option activity for the years indicated.

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2015	559,733	$12.85	$4.02
Granted	47,725	27.96	5.33
Exercised	(119,230)	11.88	3.91
Forfeited	(3,540)	16.64	4.22

Outstanding as of December 31, 2016	484,688	$14.55	$4.17	3.9
Granted	28,290	35.25	7.14
Exercised	(103,240)	11.73	3.81
Forfeited	(1,260)	30.56	5.95

Outstanding as of December 31, 2017	408,478	$16.64	$4.46	3.7
Granted	28,790	44.88	10.35
Exercised	(83,348)	12.90	3.99
Forfeited	(1,550)	28.34	5.59

Outstanding as of December 31, 2018	352,370	$19.78	$5.05	3.6

Exercisable as of December 31, 2016	391,215	$12.18	$3.93	2.8
Exercisable as of December 31, 2017	315,912	13.23	4.09	2.3
Exercisable as of December 31, 2018	258,319	14.65	4.27	2.0

Restricted Stock Plans

The Company has issued restricted stock under the RRP to directors, officers and other key employees. During 2009, the Company purchased in the open market all shares required to fund the RRP at an average cost of $11.81 per share. As of December 31, 2018, the cost of such shares held by the RRP totaled $58,000, which is included in the Company’s unallocated common stock held by the RRP in the consolidated statements of financial condition. Under the 2014 Plan, the Company may issue restricted stock units, restricted stock awards, options and other awards.

Awards under the RRP and the 2014 Plan may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned compensation related to these awards is amortized to compensation expense over the five-year vesting period. The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock as of the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of December 31, 2018, unearned share-based compensation associated with these awards totaled $1,520,000.

For the years ended December 31, 2018, 2017 and 2016, the Company recognized $573,000, $354,000 and $239,000, respectively, in compensation cost related to restricted stock and restricted stock units, which is included in compensation and benefits expense in the accompanying consolidated statements of income.

The following table represents unvested restricted stock activity for the years indicated.

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, December 31, 2015	30,815	$16.25
Granted	25,645	27.96
Forfeited	(200)	22.25
Released	(7,703)	13.00

Balance, December 31, 2016	48,557	$24.89
Granted	18,660	37.02
Forfeited	(400)	28.84
Released	(12,182)	23.76

Balance, December 31, 2017	54,635	$29.26
Granted	16,345	44.88
Forfeited	(195)	30.79
Released	(15,405)	27.46

Balance, December 31, 2018	55,380	$34.36

18. Earnings Per Share

Earnings per common share was computed based on the following:

	Years Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Numerator:
Income applicable to common shares	$31,590	$16,824	$16,008

Denominator:
Weighted average common shares outstanding	9,069	7,117	6,842
Effect of dilutive securities:
Restricted stock	20	8	4
Stock options	210	265	261

Weighted average common shares outstanding - assuming dilution	9,299	7,390	7,107

Earnings per common share	$3.48	$2.36	$2.34

Earnings per common share - assuming dilution	$3.40	$2.28	$2.25

Options on 29,334, 50,356 and 70,522 shares of common stock were not included in computing diluted earnings per share for the years ended December 31, 2018, 2017 and 2016, respectively, because the effect of these shares were anti-dilutive.

19. Related Party Transactions

Certain directors and officers of the Company are customers of the Company. Loan transactions with directors, officers and employees are made on the same terms as those prevailing at the time for comparable loans to other persons. A summary of related party loan activity during 2018 follows.

(dollars in thousands)
Balance, beginning of year	$5,659
New loans	1,974
Repayments, net	(674)

Balance, end of year	$6,959

None of the related party loans were identified as impaired or exceeded 5% of shareholders’ equity for the years ended 2018 or 2017.

Related party deposits totaled $15,077,000 and $15,544,000 as of December 31, 2018 and 2017, respectively.

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of December 31, 2018, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets and liabilities measured on a recurring basis as of December 31, 2018 and 2017 aggregated by the level in the fair value hierarchy in which these measurements fall.

(dollars in thousands)	December 31, 2018	Level 1	Level 2	Level 3
Available for sale securities:

U.S. agency mortgage-backed	$85,909	$—	$85,909	$—
Collateralized mortgage obligations	143,591	—	143,591	—
Municipal bonds	21,477	—	21,477	—
U.S. government agency	9,154	—	9,154	—

Total	$260,131	$—	$260,131	$—

(dollars in thousands)	December 31, 2017	Level 1	Level 2	Level 3
Available for sale securities:

U.S. agency mortgage-backed	$84,690	$—	$84,690	$—
Collateralized mortgage obligations	113,735	—	113,735	—
Municipal bonds	25,521	—	25,521	—
U.S. government agency	11,047	—	11,047	—

Total	$234,993	$—	$234,993	$—

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

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2018	Level 1	Level 2	Level 3
Assets
Impaired loans	$8,723	$—	$—	$8,723
Repossessed assets	1,558	—	—	1,558

Total	$10,281	$—	$—	$10,281

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2017	Level 1	Level 2	Level 3
Assets
Impaired loans	$1,486	$—	$—	$1,486
Repossessed assets	728	—	—	728

Total	$2,214	$—	$—	$2,214

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2018:
Impaired loans	$8,723	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	12%

Repossessed assets	$1,558	Third party appraisals, sales contracts, Broker price opinions	Collateral discounts and estimated costs to sell	6% - 68%	20%

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2017:
Impaired loans	$1,486	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	57%

Repossessed assets	$728	Third party appraisals, sales contracts, Broker price opinions	Collateral discounts and estimated costs to sell	6% - 100%	28%

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

The fair value of off-balance sheet financial instruments as of December 31, 2018 and 2017 was immaterial.

		Fair Value Measurements at December 31, 2018
	Carrying
(dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$59,618	$59,618	$59,618	$—	$—
Interest-bearing deposits in banks	939	939	939	—	—
Investment securities available for sale	260,131	260,131	—	260,131	—
Investment securities held to maturity	10,872	10,841	—	10,841	—
Mortgage loans held for sale	2,086	2,086	—	2,086	—
Loans, net	1,633,406	1,623,920	—	1,615,197	8,723
Cash surrender value of BOLI	29,560	29,560	29,560	—	—

Financial Liabilities
Deposits	$1,773,217	$1,769,087	$—	$1,769,087	$—
Other borrowings	5,539	5,542	—	5,542	—
Long-term FHLB advances	58,698	57,527	—	57,527	—

		Fair Value Measurements at December 31, 2017
	Carrying
(dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$150,418	$150,418	$150,418	$—	$—
Interest-bearing deposits in banks	2,421	2,421	2,421	—	—
Investment securities available for sale	234,993	234,993	—	234,993	—
Investment securities held to maturity	13,034	13,055	—	13,055	—
Mortgage loans held for sale	5,873	5,873	—	5,873	—
Loans, net	1,642,988	1,642,634	—	1,641,148	1,486
Cash surrender value of BOLI	28,904	28,904	28,904	—	—

Financial Liabilities
Deposits	$1,866,227	$1,864,735	$—	$1,864,735	$—
Short-term FHLB advances	3,642	3,642	3,642	—	—
Long-term FHLB advances	68,183	67,143	—	67,143	—

21. Condensed Parent Company Only Financial Statements

Condensed financial statements of Home Bancorp, Inc. (parent company only) are shown below. The parent company has no significant operating activities.

Condensed Balance Sheets

December 31, 2018 and 2017

(dollars in thousands)	2018	2017
Assets
Cash in bank	$5,998	$12,531
Investment in subsidiary	294,557	263,097
Other assets	3,495	2,322

Total assets	$304,050	$277,950

Liabilities	$10	$79
Shareholders’ equity	304,040	277,871

Total liabilities and shareholders’ equity	$304,050	$277,950

Condensed Statements of Operations

For the Years Ended December 31, 2018, 2017 and 2016

(dollars in thousands)	2018	2017	2016
Operating income
Interest income	$—	$—	$—
Dividend from subsidiary	—	—	—

Total operating income	—	—	—

Operating expenses
Other expenses	219	217	192

Total operating expenses	219	217	192

Loss before income tax benefit and equity in undistributed earnings of subsidiary	(219)	(217)	(192)

Income tax benefit	44	87	77

Loss before equity in undistributed earnings of subsidiary	(175)	(130)	(115)

Undistributed earnings of subsidiary	31,765	16,954	16,123

Net income	$31,590	$16,824	$16,008

Condensed Statements of Cash Flows

For the Years Ended December 31, 2018, 2017 and 2016

(dollars in thousands)	2018	2017	2016
Cash Flows from Operating Activities
Net income	$31,590	$16,824	$16,008
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash compensation	1,799	1,619	1,200
(Increase) decrease in accrued interest and other assets	(1,173)	(877)	135
Undistributed earnings in subsidiary	(31,765)	(16,954)	(16,123)
Decrease in accrued expenses and other liabilities	(68)	(26)	(3,865)

Net Cash Provided by (Used in) Operating Activities	383	586	(2,645)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	914	1,193	1,416
Payment of dividends on common stock	(6,706)	(4,070)	(2,988)
Issuance of stock under incentive plan	70	(32)	(14)
Purchase of Company’s common stock	(1,194)	(70)	(357)

Net Cash Used in Financing Activities	(6,916)	(2,979)	(1,943)

Net Decrease in Cash and Cash Equivalents	(6,533)	(2,393)	(4,588)

Cash and Cash Equivalents as of Beginning of Period	12,531	14,924	19,512

Cash and Cash Equivalents as of End of Period	$5,998	$12,531	$14,924

22. Consolidated Quarterly Results of Operations (unaudited)

	First	Second	Third	Fourth
(dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2018
Total interest income	$24,725	$25,575	$26,109	$25,903
Total interest expense	2,220	2,239	2,599	3,248

Net interest income	22,505	23,336	23,510	22,655
Provision for loan losses	964	581	786	1,612

Net interest income after provision for loan losses	21,541	22,755	22,724	21,043
Noninterest income	3,482	3,345	3,341	3,279
Noninterest expense	15,590	16,322	15,696	15,617

Income before income taxes	9,433	9,778	10,369	8,705
Income tax expense	1,970	2,002	2,107	616

Net income	$7,463	$7,776	$8,262	$8,089

Earnings per share – basic	$0.83	$0.85	$0.91	$0.89

Earnings per share – diluted	$0.81	$0.83	$0.89	$0.87

	First	Second	Third	Fourth
(dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2017
Total interest income	$17,363	$17,399	$17,666	$21,970
Total interest expense	1,394	1,501	1,710	1,944

Net interest income	15,969	15,898	15,956	20,026
Provision for loan losses	307	150	660	1,200

Net interest income after provision for loan losses	15,662	15,748	15,296	18,826
Noninterest income	2,826	2,164	2,293	2,679
Noninterest expense	11,031	11,051	11,340	12,755

Income before income taxes	7,457	6,861	6,249	8,750
Income tax expense	2,452	2,375	2,158	5,508

Net income	$5,005	$4,486	$4,091	$3,242

Earnings per share – basic	$0.72	$0.64	$0.57	$0.43

Earnings per share – diluted	$0.69	$0.62	$0.56	$0.41

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the

Securities Exchange Act of 1934) as of December 31, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2018. Our independent registered public accountants have issued an audit report on the Company’s internal control over financial reporting. This report appears on pages 40 and 41.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC for the 2019 Annual Meeting of Shareholders expected to be held in May 2019 (the “Proxy Statement”).

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

Equity Compensation Plan Information. The following table provides information as of December 31, 2018 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2009 Stock Option Plan, 2009 Recognition and Retention Plan and the 2014 Equity Incentive Plan, each of which was approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	407,748	(1)	$19.78	(1)	153,637
Equity compensation plans not approved by security holders	—		—		—

Total	407,748		$19.78		153,637

(1)

Includes 3,458 shares subject to restricted stock grants and 51,920 restricted share units which were not vested as of December 31, 2018. The weighted-average exercise price excludes such restricted stock grants.

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

(3)   Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location

3.1	Articles of Incorporation of Home Bancorp, Inc.	(1)

3.2	Amended and Restated Bylaws of Home Bancorp, Inc.	(2)

4.0	Form of Stock Certificate of Home Bancorp, Inc.	(1)

10.1	Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(1)

10.2	Salary Continuation Agreement by and between Home Bank and Darren E. Guidry*	(1)

10.3	Amendment No. 1 to the Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(3)

10.4	Amendment No. 1 to the Salary Continuation Agreement by and between Home Bank and Darren E. Guidry*	(3)

10.5	2005 Directors’ Deferral Plan*	(3)

10.6	Amended and Restated Employment Agreement by and between Home Bank and John W. Bordelon*	(4)

10.7	Amended and Restated Employment Agreement by and between Home Bancorp, Inc. and John W. Bordelon*	(4)

10.8	Amended and Restated Employment Agreement by and between Home Bank and Darren E. Guidry*	(4)

10.9	Amended and Restated Employment Agreement by and between Home Bank and Joseph B. Zanco*	(4)

10.10	Home Bancorp, Inc. 2009 Stock Option Plan*	(5)

10.11	Home Bancorp, Inc. 2009 Recognition and Retention Plan and Trust Agreement*	(6)

10.12	Employment Agreement by and between Home Bank and Scott A. Ridley*	(7)

10.13	Home Bancorp, Inc. 2014 Equity Incentive Plan	(10)

10.14	Amendment to the Amended and Restated Employment Agreement between Home Bancorp, Inc. and John W. Bordelon*	(8)

10.15	Amendment to the Amended and Restated Employment Agreement between Home Bank and John W. Bordelon*	(8)

10.16	Amendment to the Amended and Restated Employment Agreement between Home Bank and Darren E. Guidry*	(8)

10.17	Amendment to the Employment Agreement between Home Bank and Scott A. Ridley*	(8)

10.18	Amendment to the Amended and Restated Employment Agreement between Home Bank and Joseph B. Zanco*	(8)

No.	Description	Location

10.19	Employment Agreement between Home Bank, N.A. and Jason P. Freyou*	(9)

10.20	Amendment to the Employment Agreement between Home Bank, N.A. and Jason P. Freyou*	(8)

23.1	Consent of Porter Keadle Moore, LLC	Filed herewith

31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith

32.0	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

*	Denotes a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from the like-numbered exhibit included in Home Bancorp’s registration statement on Form S-1, filed June 6, 2008 (SEC File No. 333-151492).
(2)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of March 23, 2009 and filed March 27, 2009 (SEC File No. 001-34190).
(3)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of December 22, 2008 and filed December 29, 2008 (SEC File No. 001-34190).
(4)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of March 28, 2011 and filed March 30, 2011 (SEC File No. 001-34190).
(5)

Incorporated by reference from Appendix A to Home Bancorp’s definitive proxy statement filed April 1, 2009 (SEC File No. 001-34190) and included in Form S-8, filed June 23, 2009 (SEC File No. 333-160155).

(6)	Incorporated by reference from Appendix B to Home Bancorp’s definitive proxy statement filed April 1, 2009 (SEC File No. 001-34190).
(7)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of January 27, 2014 and filed January 31, 2014 (SEC File No. 001-34190).
(8)	Incorporated by reference from the exhibit included Home Bancorp’s Current Report on Form 8-K, dated as of May 21, 2018 and filed on May 22, 2018 (SEC File No. 001-34190).
(9)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of April 27, 2015 and filed April 30, 2015 (SEC File No. 001-34190).
(10)	Incorporated by reference from Appendix A to Home Bancorp’s definitive proxy statement filed April 3, 2014 (SEC File No. 001-34190)

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP, INC.

March 13, 2019	By:	/s/ John W. Bordelon
John W. Bordelon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ John W. Bordelon	President, Chief Executive Officer and Director	March 13, 2019
John W. Bordelon

/s/ Michael P. Maraist	Chairman of the Board	March 13, 2019
Michael P. Maraist

/s/ Paul J. Blanchet, III	Director, Chairman of Audit Committee	March 13, 2019
Paul J. Blanchet, III

/s/ Richard J. Bourgeois	Director	March 13, 2019
Richard J. Bourgeois

/s/ Mark M. Cole	Director	March 13, 2019
Mark M. Cole

/s/ Daniel G. Guidry	Director	March 13, 2019
Daniel G. Guidry

/s/ John A. Hendry	Director	March 13, 2019
John A. Hendry

/s/ Marc W. Judice	Director	March 13, 2019
Marc W. Judice

/s/ Chris P. Rader	Director	March 13, 2019
Chris P. Rader

/s/ Donald W. Washington	Director	March 13, 2019
Donald W. Washington

/s/ Joseph B. Zanco	Executive Vice President and Chief Financial Officer	March 13, 2019
Joseph B. Zanco

/s/ Mary H. Hopkins Mary H. Hopkins	Home Bank First Vice President and Director of Financial Management	March 13, 2019