Form 10-Q
period 2019-03-31
HOME BANCORP, INC.
filed 2019-05-10
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2019

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	HBCP	Nasdaq Stock Market

At May 3, 2019, the registrant had 9,473,491 shares of common stock, $0.01 par value, outstanding.

HOME BANCORP, INC. and SUBSIDIARY

i

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)	(Unaudited) March 31, 2019	(Audited) December 31, 2018
Assets
Cash and cash equivalents	$103,786	$59,618
Interest-bearing deposits in banks	694	939
Investment securities available for sale, at fair value	267,310	260,131
Investment securities held to maturity (fair values of $9,128 and $10,841, respectively)	9,110	10,872
Mortgage loans held for sale	1,986	2,086
Loans, net of unearned income	1,648,968	1,649,754
Allowance for loan losses	(16,570)	(16,348)

Total loans, net of unearned income and allowance for loan losses	1,632,398	1,633,406

Office properties and equipment, net	47,030	47,124
Cash surrender value of bank-owned life insurance	29,725	29,560
Goodwill and core deposit intangibles	65,645	66,055
Accrued interest receivable and other assets	44,991	43,867

Total Assets	$2,202,675	$2,153,658

Liabilities
Deposits:
Noninterest-bearing	$442,940	$438,146
Interest-bearing	1,374,608	1,335,071

Total deposits	1,817,548	1,773,217
Other Borrowings	5,539	5,539
Long-term Federal Home Loan Bank advances	57,889	58,698
Accrued interest payable and other liabilities	12,764	12,164

Total Liabilities	1,893,740	1,849,618

Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 9,471,857 and 9,459,050 shares issued and outstanding, respectively	95	95
Additional paid-in capital	169,091	168,243
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(3,392)	(3,481)
Recognition and Retention Plan (RRP)	(51)	(58)
Retained earnings	143,998	141,447
Accumulated other comprehensive loss	(806)	(2,206)

Total Shareholders’ Equity	308,935	304,040

Total Liabilities and Shareholders’ Equity	$2,202,675	$2,153,658

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands, except per share data)	2019	2018
Interest Income
Loans, including fees	$23,198	$22,804
Investment securities:
Taxable interest	1,653	1,309
Tax-exempt interest	155	186
Other investments and deposits	363	426

Total interest income	25,369	24,725

Interest Expense
Deposits	3,331	1,902
Other borrowings	53	—
Short-term Federal Home Loan Bank advances	—	17
Long-term Federal Home Loan Bank advances	263	301

Total interest expense	3,647	2,220

Net interest income	21,722	22,505
Provision for loan losses	390	964

Net interest income after provision for loan losses	21,332	21,541

Noninterest Income
Service fees and charges	1,467	1,655
Bank card fees	1,061	1,099
Gain on sale of loans, net	155	207
Income from bank-owned life insurance	165	161
(Loss) gain on sale of assets, net	(1)	145
Other income	318	215

Total noninterest income	3,165	3,482

Noninterest Expense
Compensation and benefits	9,098	8,941
Occupancy	1,606	1,675
Marketing and advertising	271	281
Data processing and communication	1,422	1,679
Professional services	239	286
Forms, printing and supplies	161	357
Franchise and shares tax	399	365
Regulatory fees	307	379
Foreclosed assets, net	241	103
Amortization of acquisition intangible	410	502
Other expenses	1,137	1,022

Total noninterest expense	15,291	15,590

Income before income tax expense	9,206	9,433
Income tax expense	1,316	1,970

Net Income	$7,890	$7,463

Earnings per share:
Basic	$0.86	$0.83

Diluted	$0.85	$0.81

Cash dividends declared per common share	$0.20	$0.15

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended
(Dollars in thousands)	2019	2018
Net Income	$7,890	$7,463

Other Comprehensive Income (Loss)
Unrealized gains (losses) on investment securities	1,772	(1,997)
Tax effect	(372)	420

Other comprehensive income (loss) , net of taxes	1,400	(1,577)

Comprehensive Income	$9,290	$5,886

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2017	$94	$165,341	$(3,838)	$(84)	$117,313	$(955)	$277,871

Net income					7,463		7,463
Other comprehensive loss						(1,577)	(1,577)
Reclassification of stranded tax effects in accumulated other comprehensive income(1)					206	(206)	—
Purchase of Company’s common stock at cost, 41 shares	—	—			(2)		(2)
Cash dividends declared, $0.15 per share	—				(1,409)		(1,409)
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit 714 shares	—	18					18
Exercise of stock options	—	153					153
RRP shares released for allocation		(3)		4			1
ESOP shares released for allocation		344	89				433
Share-based compensation cost		138					138

Balance, March 31, 2018	$94	$165,991	$(3,749)	$(80)	$123,571	$(2,738)	$283,089

Balance, December 31, 2018	$95	$168,243	$(3,481)	$(58)	$141,447	$(2,206)	$304,040

Net income					7,890		7,890
Other comprehensive income						1,400	1,400
Purchase of Company’s common stock at cost, 134,005 shares	(1)	(1,339)			(3,445)		(4,785)
Cash dividends declared, $0.20 per share					(1,894)		(1,894)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 1,440 shares	—	35					35
Exercise of stock options	1	1,676					1,677
RRP shares released for allocation		(7)		7			—
ESOP shares released for allocation		297	89				386
Share-based compensation cost		186					186

Balance, March 31, 2019	$95	$169,091	$(3,392)	$(51)	$143,998	$(806)	$308,935

(1)	ASU No. 2018-02 - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$7,890	$7,463
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	390	964
Depreciation	678	576
Amortization and accretion of purchase accounting valuations and intangibles	1,659	1,970
Net amortization of mortgage servicing asset	28	38
Federal Home Loan Bank stock dividends	(39)	(26)
Net amortization of discount on investments	446	476
Gain on loans sold, net	(155)	(207)
Proceeds, including principal payments, from mortgage loans held for sale	18,081	29,783
Originations of mortgage loans held for sale	(17,825)	(25,013)
Non-cash compensation	572	571
Deferred income tax expense	186	150
(Increase) decrease in accrued interest receivable and other assets	(882)	1,733
Increase in cash surrender value of bank-owned life insurance	(165)	(161)
Decrease in accrued interest payable and other liabilities	600	1,454

Net cash provided by operating activities	11,464	19,771

Cash flows from investing activities:
Purchases of securities available for sale	(21,035)	(42,046)
Proceeds from maturities, prepayments and calls on securities available for sale	15,244	11,480
Proceeds from maturities, prepayments and calls on securities held to maturity	1,700	—
(Increase) decrease in loans, net	(1,560)	13,568
Reimbursement from FDIC for covered assets	142	—
Decrease in interest-bearing deposits in banks	245	—
Proceeds from sale of repossessed assets	31	215
Purchases of office properties and equipment	(584)	(790)
Proceeds from sale of office properties and equipment	—	769

Net cash used in investing activities	(5,817)	(16,804)

Cash flows from financing activities:
Increase (decrease) in deposits, net	44,316	(27,039)
Borrowings on Federal Home Loan Bank advances	4,010	—
Repayments of Federal Home Loan Bank advances	(4,838)	(964)
Proceeds from exercise of stock options	1,677	153
Issuance of stock under incentive plans	35	18
Dividends paid to shareholders	(1,894)	(1,409)
Purchase of Company’s common stock	(4,785)	(2)

Net cash provided by (used in) financing activities	38,521	(29,243)

Net change in cash and cash equivalents	44,168	(26,276)
Cash and cash equivalents at beginning of year	59,618	150,418

Cash and cash equivalents at end of year	$103,786	$124,142

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Home Bancorp, Inc. (the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. Certain reclassifications have been made to prior period balances to conform to the current period presentation. The results of operations for the three-month periods ended March 31, 2019 and 2018 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2018.

Critical Accounting Policies and Estimates

There were no material changes or developments during the reporting period with respect to methodologies the Company uses when applying critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018.

In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Conforming Amendments Related to Leases”. This ASU amends the codification regarding leases in order to increase transparency and comparability. Under former GAAP, the recognition of lease assets and lease liabilities by lessees was not required if the terms of the lease qualify it as an operating lease. ASU No. 2016-02 requires companies to recognize lease assets and liabilities on the statement of condition and disclose key information about leasing arrangements, for both operating and capital or finance leases. A lessee must recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. The ASU is effective for annual and interim periods beginning after December 15, 2018. The Company implemented an accounting policy election to keep leases with an initial term of 12 months or less off the Company’s consolidated balance sheet. As of March 31, 2019, the Company’s right-of-use assets and liabilities, net of amortization was $2.3 million. The ASU did not have material impact to the consolidated income statement.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments”. The standard introduces a new impairment model known as CECL (Current Expected Credit Losses). The ASU requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at an amount net of an allowance for credit losses, which reflect expected losses for the full life of the financial asset. Under current GAAP, credit losses are not recognized until the occurrence of the loss is probable and entities, in general, only consider past events and current conditions when measuring incurred losses. ASU No. 2016-13 will require entities to recognize a current estimate of all expected credit losses, thus eliminating the “probable” recognition threshold. To produce a current estimate of expected credit losses, the standard will require entities to incorporate forecasted information along with relevant information about past events, including historical experience, and current conditions that affect the collectability of the reported amount of financial assets. The ASU also amends the accounting model for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination. The initial estimate of expected credit losses for the related purchased financial asset will be recognized through the allowance for credit losses with an offset to the cost basis of the purchased asset. Off-balance-sheet arrangements such as commitments to extend credit, guarantees and standby letters of credit that are not unconditionally cancellable are also within the scope of this amendment. In addition, ASU 2016-13 will require expected credit related losses for debt securities to be recorded through an allowance for credit losses, while non-credit related losses will continue to be recognized through OCI. This ASU is effective for fiscal years beginning after December 31, 2019. An entity will apply the amendments in this update on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is in the process of implementing a new software application to assist in determining the impact to our Consolidated Financial Statements. The adoption of this ASU could result in material changes in our accounting for credit losses. Currently, the Company expects the adoption of the ASU to increase the allowance for loan losses and the provision for loan losses. The extent of the impact upon adoption is not known and will depend on the characteristics of the Company’s loan portfolio and economic conditions on that date as well as forecasted conditions thereafter.

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

In July 2018, the FASB issued ASU No. 2018-11, “Leases – Targeted Improvements” to provide alternative transition methods to reduce the costs and complexities of implementing the new leases standard, ASU No. 2016-02. The amendments in the update allow entities to recognize a cumulative-effect adjustment in the opening balance of retained earnings in the period of adoption of ASU No. 2016-02, which eliminates the need to re-state amounts presented for prior-periods. In addition, under certain conditions, lessors are allowed to account for lease and non-lease components as a single component. The amendments have the same effective date as ASU No. 2016-02 (periods beginning after December 15, 2018). The Company adopted the standard upon adoption of ASU No. 2016-02. ASU No. 2018-11 did not have an impact on our Consolidated Financial Statements.

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

3. Investment Securities

Summary information regarding the Company’s investment securities classified as available for sale and held to maturity as of March 31, 2019 and December 31, 2018 is as follows.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
March 31, 2019			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$86,092	$636	$22	$493	$86,213
Collateralized mortgage obligations	156,605	350	120	1,475	155,360
Municipal bonds	16,622	109	—	2	16,729
U.S. government agency	9,011	25	—	28	9,008

Total available for sale	$268,330	$1,120	$142	$1,998	$267,310

Held to maturity:
Municipal bonds	$9,110	$32	$—	$14	$9,128

Total held to maturity	$9,110	$32	$—	$14	$9,128

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2018			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$86,487	$485	$171	$892	$85,909
Collateralized mortgage obligations	145,814	129	161	2,191	143,591
Municipal bonds	21,453	52	16	12	21,477
U.S. government agency	9,169	29	19	25	9,154

Total available for sale	$262,923	$695	$367	$3,120	$260,131

Held to maturity:
Municipal bonds	$10,872	$11	$5	$37	$10,841

Total held to maturity	$10,872	$11	$5	$37	$10,841

The estimated fair value and amortized cost by contractual maturity of the Company’s investment securities as of March 31, 2019 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$1,694	$16,238	$34,889	$33,392	$86,213
Collateralized mortgage obligations	—	5,035	26,444	123,881	155,360
Municipal bonds	2,069	7,877	5,393	1,390	16,729
U.S. government agency	3,988	—	3,685	1,335	9,008

Total securities available for sale	$7,751	$29,150	$70,411	$159,998	$267,310

Securities held to maturity:
Municipal bonds	$—	$4,216	$3,875	$1,037	$9,128

Total securities held to maturity	$—	$4,216	$3,875	$1,037	$9,128

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$1,697	$16,358	$35,011	$33,026	$86,092
Collateralized mortgage obligations	—	5,037	26,612	124,956	156,605
Municipal bonds	2,064	7,839	5,354	1,365	16,622
U.S. government agency	3,999	—	3,659	1,353	9,011

Total securities available for sale	$7,760	$29,234	$70,636	$160,700	$268,330

Securities held to maturity:
Municipal bonds	$—	$4,204	$3,867	$1,039	$9,110

Total securities held to maturity	$—	$4,204	$3,867	$1,039	$9,110

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

As of March 31, 2019, 123 of the Company’s investment securities had unrealized losses totaling 1.4% of the individual securities’ amortized cost basis and 0.8% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 108 of the 123 securities had been in a continuous loss position for over 12 months. The 108 securities had an aggregate amortized cost basis of $134,829,000 and an unrealized loss of $2,012,000 at March 31, 2019. Management has the intent and ability to hold these securities until maturity, or until anticipated recovery; hence, no declines in these securities were deemed other-than-temporary at March 31, 2019.

As of March 31, 2019 and December 31, 2018, the Company had $185,903,000 and $157,198,000, respectively, of securities pledged to secure public deposits.

4. Earnings Per Share

Earnings per common share were computed based on the following:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2019	2018
Numerator:
Net income available to common shareholders	$7,890	$7,463
Denominator:
Weighted average common shares outstanding	9,130	9,012
Effect of dilutive securities:
Restricted stock	16	23
Stock options	108	234

Weighted average common shares outstanding – assuming dilution	9,254	9,269

Basic earnings per common share	$0.86	$0.83

Diluted earnings per common share	$0.85	$0.81

Options on 75,135 and 444 shares of common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2019 and 2018, respectively, because the effect of these shares was anti-dilutive.

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

The Company’s loans, net of unearned income, consisted of the following as of the dates indicated.

(dollars in thousands)	March 31, 2019	December 31, 2018
Real estate loans:
One- to four-family first mortgage	$441,921	$450,363
Home equity loans and lines	80,598	83,976
Commercial real estate	661,446	640,575
Construction and land	193,541	193,597
Multi-family residential	46,055	54,455

Total real estate loans	1,423,561	1,422,966

Other loans:
Commercial and industrial	174,405	172,934
Consumer	51,002	53,854

Total other loans	225,407	226,788

Total loans	$1,648,968	$1,649,754

The net discount on the Company’s loans was $16,663,000 and $18,811,000 at March 31, 2019 and December 31, 2018, respectively, of which $7,148,000 and $7,865,000 for the same time periods, respectively, was related to impaired loans. In addition, loan balances as of March 31, 2019 and December 31, 2018 are reported net of unearned income of $2,599,000 and $2,716,000, respectively.

Allowance for Loan Losses

The allowance for loan losses and recorded investment in loans as of the dates indicated are as follows.

	As of March 31, 2019
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,933	$—	$449	$2,382
Home equity loans and lines	660	348	53	1,061
Commercial real estate	5,391	361	659	6,411
Construction and land	2,299	—	5	2,304
Multi-family residential	471	—	—	471
Commercial and industrial	2,605	301	298	3,204
Consumer	460	—	277	737

Total allowance for loan losses	$13,819	$1,010	$1,741	$16,570

	As of March 31, 2019
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Loans:
One- to four-family first mortgage	$229,759	$—	$212,162	$441,921
Home equity loans and lines	52,417	843	27,338	80,598
Commercial real estate	445,494	6,856	209,096	661,446
Construction and land	163,328	—	30,213	193,541
Multi-family residential	34,974	—	11,081	46,055
Commercial and industrial	136,341	1,912	36,152	174,405
Consumer	36,731	—	14,271	51,002

Total loans	$1,099,044	$9,611	$540,313	$1,648,968

	As of December 31, 2018
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,937	$—	$199	$2,136
Home equity loans and lines	682	349	48	1,079
Commercial real estate	5,272	484	369	6,125
Construction and land	2,280	—	5	2,285
Multi-family residential	522	—	28	550
Commercial and industrial	2,541	321	366	3,228
Consumer	472	—	473	945

Total allowance for loan losses	$13,706	$1,154	$1,488	$16,348

	As of December 31, 2018
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Loans:
One- to four-family first mortgage	$227,602	$—	$222,761	$450,363
Home equity loans and lines	53,049	866	30,061	83,976
Commercial real estate	432,217	7,059	201,299	640,575
Construction and land	161,232	—	32,365	193,597
Multi-family residential	42,222	—	12,233	54,455
Commercial and industrial	131,250	1,952	39,732	172,934
Consumer	37,711	—	16,143	53,854

Total loans	$1,085,283	$9,877	$554,594	$1,649,754

(1)	$9.4 million and $10.0 million in Acquired Loans were deemed to be acquired impaired loans and were accounted for under ASC 310-30 at March 31, 2019 and December 31, 2018, respectively.

A summary of activity in the allowance for loan losses for the three months ended March 31, 2019 and March 31, 2018 follows.

	For the Three Months Ended March 31, 2019
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,937	$—	$—	$(4)	$1,933
Home equity loans and lines	1,031	—	2	(25)	1,008
Commercial real estate	5,756	(128)	—	124	5,752
Construction and land	2,280	—	—	19	2,299
Multi-family residential	522	—	—	(51)	471
Commercial and industrial	2,862	(32)	3	73	2,906
Consumer	472	(20)	7	1	460

Total allowance for loan losses	$14,860	$(180)	12	$137	$14,829

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$199	$—	$—	$250	$449
Home equity loans and lines	48	—	—	5	53
Commercial real estate	369	—	—	290	659
Construction and land	5	—	—	—	5
Multi-family residential	28	—	—	(28)	—
Commercial and industrial	366	—	—	(68)	298
Consumer	473	—	—	(196)	277

Total allowance for loan losses	$1,488	$—	$—	$253	$1,741

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$2,136	$—	$—	$246	$2,382
Home equity loans and lines	1,079	—	2	(20)	1,061
Commercial real estate	6,125	(128)	—	414	6,411
Construction and land	2,285	—	—	19	2,304
Multi-family residential	550	—	—	(79)	471
Commercial and industrial	3,228	(32)	3	5	3,204
Consumer	945	(20)	7	(195)	737

Total allowance for loan losses	$16,348	$(180)	12	$390	$16,570

	For the Three Months Ended March 31, 2018
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,574	$—	$—	$88	$1,662
Home equity loans and lines	1,024	—	2	13	1,039
Commercial real estate	4,766	—	—	103	4,869
Construction and land	1,742	—	—	85	1,827
Multi-family residential	355	—	—	45	400
Commercial and industrial	4,346	(1,497)	21	325	3,195
Consumer	496	(29)	1	28	496

Total allowance for loan losses	$14,303	$(1,526)	$24	$687	$13,488

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$89	$—	$—	$48	$137
Home equity loans and lines	78	—	—	36	114
Commercial real estate	140	—	—	42	182
Construction and land	7	—	—	—	7
Multi-family residential	—	—	—	—	—
Commercial and industrial	184	—	—	140	324
Consumer	6	—	—	11	17

Total allowance for loan losses	$504	$—	$—	$277	$781

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,663	$—	$—	$136	$1,799
Home equity loans and lines	1,102	—	2	49	1,153
Commercial real estate	4,906	—	—	145	5,051
Construction and land	1,749	—	—	85	1,834
Multi-family residential	355	—	—	45	400
Commercial and industrial	4,530	(1,497)	21	465	3,519
Consumer	502	(29)	1	39	513

Total allowance for loan losses	$14,807	$(1,526)	$24	$964	$14,269

Credit Quality

The following tables present the Company’s loan portfolio by credit quality classification as of the dates indicated.

	March 31, 2019
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$224,589	$1,922	$3,248	$—	$229,759
Home equity loans and lines	51,984	59	1,217	—	53,260
Commercial real estate	443,446	381	8,523	—	452,350
Construction and land	161,631	—	1,697	—	163,328
Multi-family residential	34,974	—	—	—	34,974
Commercial and industrial	133,322	481	4,450	—	138,253
Consumer	36,211	272	248	—	36,731

Total originated loans	$1,086,157	$3,115	$19,383	$—	$1,108,655

Acquired loans:
One- to four-family first mortgage	$203,438	$2,640	$6,084	$—	$212,162
Home equity loans and lines	26,812	317	209	—	27,338
Commercial real estate	190,271	6,216	12,609	—	209,096
Construction and land	27,553	1,144	1,516	—	30,213
Multi-family residential	10,266	572	243	—	11,081
Commercial and industrial	30,870	1,907	3,375	—	36,152
Consumer	13,705	310	256	—	14,271

Total acquired loans	$502,915	$13,106	$24,292	$—	$540,313

Total loans:
One- to four-family first mortgage	$428,027	$4,562	$9,332	$—	$441,921
Home equity loans and lines	78,796	376	1,426	—	80,598
Commercial real estate	633,717	6,597	21,132	—	661,446
Construction and land	189,184	1,144	3,213	—	193,541
Multi-family residential	45,240	572	243	—	46,055
Commercial and industrial	164,192	2,388	7,825	—	174,405
Consumer	49,916	582	504	—	51,002

Total loans	$1,589,072	$16,221	$43,675	$—	$1,648,968

	December 31, 2018
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$221,930	$1,852	$3,820	$—	$227,602
Home equity loans and lines	52,344	69	1,502	—	53,915
Commercial real estate	425,851	4,463	8,962	—	439,276
Construction and land	159,428	—	1,804	—	161,232
Multi-family residential	42,222	—	—	—	42,222
Commercial and industrial	126,126	1,717	5,359	—	133,202
Consumer	37,312	126	273	—	37,711

Total originated loans	$1,065,213	$8,227	$21,720	$—	$1,095,160

Acquired loans:
One- to four-family first mortgage	$213,199	$2,474	$7,088	$—	$222,761
Home equity loans and lines	29,451	270	340	—	30,061
Commercial real estate	183,514	5,189	12,596	—	201,299
Construction and land	30,005	917	1,443	—	32,365
Multi-family residential	11,401	582	250	—	12,233
Commercial and industrial	35,918	1,376	2,438	—	39,732
Consumer	15,521	262	360	—	16,143

Total acquired loans	$519,009	$11,070	$24,515	$—	$554,594

Total loans:
One- to four-family first mortgage	$435,129	$4,326	$10,908	$—	$450,363
Home equity loans and lines	81,795	339	1,842	—	83,976
Commercial real estate	609,365	9,652	21,558	—	640,575
Construction and land	189,433	917	3,247	—	193,597
Multi-family residential	53,623	582	250	—	54,455
Commercial and industrial	162,044	3,093	7,797	—	172,934
Consumer	52,833	388	633	—	53,854

Total loans	$1,584,222	$19,297	$46,235	$—	$1,649,754

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

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

Age analysis of past due loans as of the dates indicated are as follows.

	March 31, 2019
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,819	$286	$247	$2,352	$227,407	$229,759
Home equity loans and lines	382	49	40	471	52,789	53,260
Commercial real estate	3,179	—	—	3,179	449,171	452,350
Construction and land	263	—	686	949	162,379	163,328
Multi-family residential	—	—	—	—	34,974	34,974

Total real estate loans	5,643	335	973	6,951	926,720	933,671

Other loans:
Commercial and industrial	436	12	2,052	2,500	135,753	138,253
Consumer	209	2	183	394	36,337	36,731

Total other loans	645	14	2,235	2,894	172,090	174,984

Total originated loans	$6,288	$349	$3,208	$9,845	$1,098,810	$1,108,655

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$3,576	$209	$3,036	$6,821	$205,341	$212,162
Home equity loans and lines	452	—	142	594	26,744	27,338
Commercial real estate	2,503	240	297	3,040	206,056	209,096
Construction and land	89	171	1,264	1,524	28,689	30,213
Multi-family residential	—	—	—	—	11,081	11,081

Total real estate loans	6,620	620	4,739	11,979	477,911	489,890

Other loans:
Commercial and industrial	66	54	1,415	1,535	34,617	36,152
Consumer	368	93	163	624	13,647	14,271

Total other loans	434	147	1,578	2,159	48,264	50,423

Total acquired loans	$7,054	$767	$6,317	$14,138	$526,175	$540,313

Total loans:
Real estate loans:
One- to four-family first mortgage	$5,395	$495	$3,283	$9,173	$432,748	$441,921
Home equity loans and lines	834	49	182	1,065	79,533	80,598
Commercial real estate	5,682	240	297	6,219	655,227	661,446
Construction and land	352	171	1,950	2,473	191,068	193,541
Multi-family residential	—	—	—	—	46,055	46,055

Total real estate loans	12,263	955	5,712	18,930	1,404,631	1,423,561

Other loans:
Commercial and industrial	502	66	3,467	4,035	170,370	174,405
Consumer	577	95	346	1,018	49,984	51,002

Total other loans	1,079	161	3,813	5,053	220,354	225,407

Total loans	$13,342	$1,116	$9,525	$23,983	$1,624,985	$1,648,968

	December 31, 2018
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$3,913	$270	$64	$4,247	$223,355	$227,602
Home equity loans and lines	326	61	41	428	53,487	53,915
Commercial real estate	714	34	168	916	438,360	439,276
Construction and land	576	—	740	1,316	159,916	161,232
Multi-family residential	—	—	—	—	42,222	42,222

Total real estate loans	5,529	365	1,013	6,907	917,340	924,247

Other loans:
Commercial and industrial	362	1,369	265	1,996	131,206	133,202
Consumer	319	131	196	646	37,065	37,711

Total other loans	681	1,500	461	2,642	168,271	170,913

Total originated loans	$6,210	$1,865	$1,474	$9,549	$1,085,611	$1,095,160

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$4,196	$1,258	$3,702	$9,156	$213,605	$222,761
Home equity loans and lines	462	116	163	741	29,320	30,061
Commercial real estate	3,104	265	1,143	4,512	196,787	201,299
Construction and land	1,050	488	813	2,351	30,014	32,365
Multi-family residential	84	—	—	84	12,149	12,233

Total real estate loans	8,896	2,127	5,821	16,844	481,875	498,719

Other loans:
Commercial and industrial	4,315	109	329	4,753	34,979	39,732
Consumer	357	277	262	896	15,247	16,143

Total other loans	4,672	386	591	5,649	50,226	55,875

Total acquired loans	$13,568	$2,513	$6,412	$22,493	$532,101	$554,594

Total loans:
Real estate loans:
One- to four-family first mortgage	$8,109	$1,528	$3,766	$13,403	$436,960	$450,363
Home equity loans and lines	788	177	204	1,169	82,807	83,976
Commercial real estate	3,818	299	1,311	5,428	635,147	640,575
Construction and land	1,626	488	1,553	3,667	189,930	193,597
Multi-family residential	84	—	—	84	54,371	54,455

Total real estate loans	14,425	2,492	6,834	23,751	1,399,215	1,422,966

Other loans:
Commercial and industrial	4,677	1,478	594	6,749	166,185	172,934
Consumer	676	408	458	1,542	52,312	53,854

Total other loans	5,353	1,886	1,052	8,291	218,497	226,788

Total loans	$19,778	$4,378	$7,886	$32,042	$1,617,712	$1,649,754

Excluding Acquired Loans with deteriorated credit quality, the Company did not have any loans greater than 90 days past due and accruing as of March 31, 2019 or December 31, 2018.

The following table summarizes the accretable discount on loans accounted for under ASC 310-30 as of the dates indicated.

	For the Three Months Ended
(dollars in thousands)	March 31, 2019	March 31, 2018
Balance at beginning of period	$(9,147)	$(9,303)
Accretion	1,500	478
Transfers from nonaccretable difference to accretable discount	(21)	(966)

Balance at end of period	$(7,668)	$(9,791)

The following table summarizes information pertaining to Originated Loans, which were deemed impaired loans as of the dates indicated.

	For the Period Ended March 31, 2019
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	428	464	—	434	—
Commercial real estate	20	22	—	106	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,533	1,896	—	1,536	—
Consumer	—	—	—	—	—

Total	$1,981	$2,392	$—	$2,076	$—

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	415	449	348	419	—
Commercial real estate	6,836	6,910	361	6,860	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	379	411	301	398	—
Consumer	—	—	—	—	—

Total	$7,630	$7,770	$1,010	$7,677	$—

Total impaired loans:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	843	913	348	853	—
Commercial real estate	6,856	6,942	361	6,966	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,912	2,307	301	1,934	—
Consumer	—	—	—	—	—

Total	$9,611	$10,162	$1,010	$9,753	$—

	For the Period Ended December 31, 2018
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	441	476	—	454	—
Commercial real estate	149	161	—	32	7
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,540	1,904	—	438	—
Consumer	—	—	—	—	—

Total	$2,130	$2,541	$—	$924	$7

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	425	457	349	440	—
Commercial real estate	6,910	6,910	484	2,057	38
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	412	442	321	1,367	1
Consumer	—	—	—	—	—

Total	$7,747	$7,809	$1,154	$3,864	$39

Total impaired loans:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	866	933	349	894	—
Commercial real estate	7,059	7,071	484	2,089	45
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,952	2,346	321	1,805	1
Consumer	—	—	—	—	—

Total	$9,877	$10,350	$1,154	$4,788	$46

	For the Period Ended March 31, 2018
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	462	476	—	464	—
Commercial real estate	22	23	—	22	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	335	348	—	354	—
Consumer	—	—	—	—	—

Total	$819	$847	$—	$840	$—

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	447	460	348	449	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	803	903	408	1622	—
Consumer	—	—	—	—	—

Total	$1,250	$1,363	$756	$2,071	$—

Total impaired loans:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	909	936	348	913	—
Commercial real estate	22	23	—	22	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,138	1,251	408	1,976	—
Consumer	—	—	—	—	—

Total	$2,069	$2,210	$756	$2,911	$—

The following table summarizes information pertaining to nonaccrual loans as of dates indicated.

	March 31, 2019			December 31, 2018
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans:
One- to four-family first mortgage	$2,141	$3,055	$5,196	$1,984	$3,188	$5,172
Home equity loans and lines	1,173	216	1,389	1,457	242	1,699
Commercial real estate	7,532	4,954	12,486	7,940	3,403	11,343
Construction and land	686	1,357	2,043	740	854	1,594
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	3,058	1,921	4,979	2,986	1,002	3,988
Consumer	248	230	478	273	343	616

Total	$14,838	$11,733	$26,571	$15,380	$9,032	$24,412

(1)

Table excludes Acquired Loans which were being accounted for under ASC 310-30 because they continue to earn interest from accretable yield regardless of their status as past due or otherwise not in compliance with their contractual terms. Acquired Loans with deteriorated credit quality which were being accounted for under ASC 310-30 and which were 90 days or more past due totaled $660,000 and $1.7 million as of March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019, the Company had no outstanding commitments to lend additional funds to any customer whose loan was classified as impaired.

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

The following table summarizes information pertaining to TDRs modified during the periods indicated.

	For the Three Months Ended March 31,
	2019			2018
(dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
One- to four-family first mortgage	1	$37	$37	1	$1,138	$1,138
Home equity loans and lines	—	—	—	—	—	—
Commercial real estate	—	—	—	1	6,423	5,923
Construction and land	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	—	—	—	2	776	714
Other consumer	—	—	—	—	—	—

Total	1	$37	$37	4	$8,337	$7,775

None of the performing troubled debt restructurings as of March 31, 2019 had defaulted subsequent to the restructuring through the date the financial statements were available to be issued.

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

Management primarily identifies investment securities, which may have traded in illiquid or inactive markets, by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of March 31, 2019, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets measured for fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

(dollars in thousands)	March 31, 2019	Level 1	Level 2	Level 3
Available for sale securities:

U.S. agency mortgage-backed	$86,213	$—	$86,213	$—
Collateralized mortgage obligations	155,360	—	155,360	—
Municipal bonds	16,729	—	16,729	—
U.S. government agency	9,008	—	9,008	—

Total	$267,310	$—	$267,310	$—

(dollars in thousands)	December 31, 2018	Level 1	Level 2	Level 3
Available for sale securities:

U.S. agency mortgage-backed	$85,909	$—	$85,909	$—
Collateralized mortgage obligations	143,591	—	143,591	—
Municipal bonds	21,477	—	21,477	—
U.S. government agency	9,154	—	9,154	—

Total	$260,131	$—	$260,131	$—

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

		Fair Value Measurements Using
(dollars in thousands)	March 31, 2019	Level 1	Level 2	Level 3
Assets
Impaired loans	$8,601	$—	$—	$8,601
Repossessed assets	2,481	—	—	2,481

Total	$11,082	$—	$—	$11,082

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2018	Level 1	Level 2	Level 3
Assets
Impaired loans	$8,723	$—	$—	$8,723
Repossessed assets	1,558	—	—	1,558

Total	$10,281	$—	$—	$10,281

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount

As of March 31, 2019:
Impaired loans	$8,601	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 84%	10%
Repossessed assets	$2,481	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 100%	29%

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount

As of December 31, 2018:
Impaired loans	$8,723	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 100%	12%
Repossessed assets	$1,558	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 68%	20%

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

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statements. These estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at March 31, 2019
	Carrying
(dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$103,786	$103,786	$103,786	$—	$—
Interest-bearing deposits in banks	694	694	694	—	—
Investment securities available for sale	267,310	267,310	—	267,310	—
Investment securities held to maturity	9,110	9,128	—	9,128	—
Mortgage loans held for sale	1,986	1,986	—	1,986	—
Loans, net	1,632,398	1,614,521	—	1,605,920	8,601
Cash surrender value of BOLI	29,725	29,725	29,725	—	—

Financial Liabilities
Deposits	$1,817,548	$1,815,687	$—	$1,815,687	$—
Other borrowings	5,539	5,727	—	5,727	—
Long-term FHLB advances	57,889	57,243	—	57,243	—

		Fair Value Measurements at December 31, 2018
	Carrying
(dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$59,618	$59,618	$59,618	$—	$—
Interest-bearing deposits in banks	939	939	939	—	—
Investment securities available for sale	260,131	260,131	—	260,131	—
Investment securities held to maturity	10,872	10,841	—	10,841	—
Mortgage loans held for sale	2,086	2,086	—	2,086	—
Loans, net	1,633,406	1,623,920	—	1,615,197	8,723
Cash surrender value of BOLI	29,560	29,560	29,560	—	—

Financial Liabilities
Deposits	$1,773,217	$1,769,087	$—	$1,769,087	$—
Other borrowings	5,539	5,542	—	5,542	—
Long-term FHLB advances	58,698	57,527	—	57,527	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Home Bank, N. A. (the “Bank”), from December 31, 2018 through March 31, 2019 and on its results of operations for the three months ended March 31, 2019 and 2018. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

Forward-Looking Statements

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company or Bank, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of words such as “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions, or by future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly”. The Company’s or the Bank’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) for the year ended December 31, 2018. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

EXECUTIVE OVERVIEW

During the first quarter of 2019, the Company earned $7.9 million, an increase of $427,000, or 5.7%, compared to the first quarter of 2018. Diluted earnings per share for the first quarter of 2019 were $0.85, an increase of $0.04, or 4.9%, compared to the first quarter of 2018. Net income for the first quarter of 2018 included merger expenses related to the acquisition of St. Martin Bancshares, Inc. (“SMB”) totaling $694,000, net of taxes. No merger-related expenses were recorded during the first quarter of 2019.

Key components of the Company’s performance during the three months ended March 31, 2019 include:

•	Assets totaled $2.2 billion as of March 31, 2019, an increase of $49.0 million, or 2.3%, from December 31, 2018.

•	Loans as of March 31, 2019 were $1.6 billion, a decrease of $786,000 from December 31, 2018.

•	Deposits totaled $1.8 billion as of March 31, 2019, an increase of $44.3 million, or 2.5%, from December 31, 2018.

•

Interest income increased $644,000, or 2.6%, in the first quarter of 2019 compared to the first quarter of 2018 primarily due to higher yields on loans and investment securities. Interest expense increased $1.4 million, or 64.3%, in the first quarter of 2019 compared to the first quarter of 2018 primarily due to an increase in the cost of deposits.

•

The provision for loan losses totaled $390,000 for the first quarter of 2019, a decrease of $574,000, or 59.5%, compared to the first quarter of 2018. The ratio of allowance for loan losses to total loans was 1.0% at March 31, 2019, compared to 0.99% at December 31, 2018.

•	Noninterest income for the first quarter of 2019 decreased $317,000, or 9.1%, compared to the first quarter of 2018.

•

Noninterest expense for the first quarter of 2019 decreased $299,000, or 1.9%, compared to the first quarter of 2018 primarily due to decreased data processing and communication and forms and printing and supplies expenses, which were partially offset with higher compensation and benefits expense.

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – Loans outstanding as of March 31, 2019 were $1.6 billion, a decrease of $786,000 from December 31, 2018. Growth in commercial real estate loans (up $20.9 million) was offset by paydowns in several other loan categories.

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

	March 31,	December 31,	Increase/(Decrease)
(dollars in thousands)	2019	2018	Amount	Percent
Real estate loans:
One- to four-family first mortgage	$441,921	$450,363	$(8,442)	(1.9)%
Home equity loans and lines	80,598	83,976	(3,378)	(4.0)
Commercial real estate	661,446	640,575	20,871	3.3
Construction and land	193,541	193,597	(56)	—
Multi-family residential	46,055	54,455	(8,400)	(15.4)

Total real estate loans	1,423,561	1,422,966	595	—

Other loans:
Commercial and industrial	174,405	172,934	1,471	0.9
Consumer	51,002	53,854	(2,852)	(5.3)

Total other loans	225,407	226,788	(1,381)	(0.6)

Total loans	$1,648,968	$1,649,754	$(786)	—%

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger (i.e., loans with balances of $250,000 or greater) commercial real estate loans, multi-family residential loans, construction and land loans and commercial and industrial loans are individually evaluated for impairment. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer at the bank. The Company typically orders an “as is” valuation for collateral property if a loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of March 31, 2019 and December 31, 2018, loans identified as impaired and individually evaluated for impairment, excluding Acquired Loans, amounted to $9.6 million and $9.9 million, respectively. As of March 31, 2019 and December 31, 2018, acquired impaired loans (loans considered to have deteriorated credit quality at the time of acquisition) amounted to $9.4 million and $10.0 million, respectively. As of March 31, 2019 and December 31, 2018, substandard loans, excluding Acquired Loans, amounted to $19.4 million and $21.7 million, respectively. As of March 31, 2019 and December 31, 2018, Acquired Loans considered substandard amounted to $24.3 million and $24.5 million, respectively. The amount of the allowance for loan losses allocated to originated impaired loans totaled $1.0 million as of March 31, 2019 and $1.2 million as of December 31, 2018. The amount of the allowance for loan losses allocated to Acquired Loans totaled $1.7 million and $1.5 million, respectively, at such dates. There were no assets classified as doubtful or loss as of March 31, 2019 or December 31, 2018.

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

	March 31, 2019			December 31, 2018
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans(2):
Real estate loans:
One- to four-family first mortgage	$2,141	$3,055	$5,196	$1,984	$3,188	$5,172
Home equity loans and lines	1,173	216	1,389	1,457	242	1,699
Commercial real estate	7,532	4,954	12,486	7,940	3,403	11,343
Construction and land	686	1,357	2,043	740	854	1,594
Multi-family residential	—	—	—	—	—	—

Other loans:
Commercial and industrial	3,058	1,921	4,979	2,986	1,002	3,988
Consumer	248	230	478	273	343	616

Total nonaccrual loans	14,838	11,733	26,571	15,380	9,032	24,412
Accruing loans 90 days or more past due	—	—	—	—	—	—

Total nonperforming loans	14,838	11,733	26,571	15,380	9,032	24,412
Foreclosed assets	145	2,336	2,481	146	1,412	1,558

Total nonperforming assets	14,983	14,069	29,052	15,526	10,444	25,970
Performing troubled debt restructurings	1,131	219	1,350	1,117	289	1,406

Total nonperforming assets and troubled debt restructurings	$16,114	$14,288	$30,402	$16,643	$10,733	$27,376

Nonperforming loans to total loans			1.61%			1.48%
Nonperforming loans to total assets			1.21%			1.13%
Nonperforming assets to total assets			1.32%			1.21%

(1)

Table excludes Acquired Loans which were being accounted for under ASC 310-30 because they continue to earn interest from accretable yield regardless of their status as past due or otherwise not in compliance with their contractual terms. Acquired Loans with deteriorated credit quality which were being accounted for under ASC 310-30, and which were 90 days or more past due, totaled $660,000 and $1.7 million as of March 31, 2019 and December 31, 2018, respectively.

(2)

Nonaccrual loans include originated restructured loans placed on nonaccrual totaling $9.9 million and $10.3 million at March 31, 2019 and December 31, 2018, respectively. Acquired restructured loans placed on nonaccrual totaled $1.2 million and $4.2 million at March 31, 2019 and December 31, 2018, respectively.

The Company recorded net loan charge-offs for the first quarter of 2019 of $168,000, compared to net loan charge-offs for the first quarter of 2018 of $1.5 million.

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

Acquired Loans were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. If the present value of expected cash flows for a pool is less than its carrying value, an impairment is recognized by an increase in the allowance for loan losses and a charge to the provision for loan losses. As of March 31, 2019 and December 31, 2018, $1.7 million and $1.5 million, respectively, of our allowance for loan losses was allocated to Acquired Loans.

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

The following table presents the activity in the allowance for loan losses during the first three months of 2019.

(dollars in thousands)	Originated	Acquired	Total
Balance, December 31, 2018	$14,860	$1,488	$16,348
Provision charged to operations	137	253	390
Loans charged off	(180)	—	(180)
Recoveries on charged off loans	12	—	12

Balance, March 31, 2019	$14,829	$1,741	$16,570

At March 31, 2019, the Company’s ratio of the allowance for loan losses to total loans was 1.00%, compared to 0.99% and 0.87% at December 31, 2018 and March 31, 2018, respectively. Excluding Acquired Loans, the ratio of the allowance for loan losses to total loans was 1.34% at March 31, 2019, compared to 1.36% and 1.40% at December 31, 2018 and March 31, 2018, respectively.

The allowance for loan losses attributable to originated energy-sector loans totaled 2.43% of the outstanding balance of originated energy-sector loans at March 31, 2019, compared to 2.39% and 2.76% at December 31, 2018 and March 31, 2018, respectively.

Investment Securities

The Company’s investment securities portfolio totaled $276.4 million as of March 31, 2019, an increase of $5.4 million, or 2.0%, from December 31, 2018. As of March 31, 2019, the Company had a net unrealized loss on its available for sale investment securities portfolio of $1.0 million, compared to a net unrealized loss of $2.8 million as of December 31, 2018.

The following table summarizes activity in the Company’s investment securities portfolio during the first three months of 2019.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2018	$260,131	$10,872
Purchases	21,035	—
Sales	—	—
Principal maturities, prepayments and calls	(15,244)	(1,700)
Amortization of premiums and accretion of discounts	(384)	(62)
Increase in market value	1,772	—

Balance, March 31, 2019	$267,310	$9,110

Funding Sources

Deposits – Deposits totaled $1.8 billion as of March 31, 2019, an increase of $44.3 million, or 2.5%, compared to December 31, 2018. Core deposits (i.e. checking, savings and money market accounts) totaled $1.4 billion as of March 31, 2019, an increase of $16.4 million, or 1.1%, compared to December 31, 2018. Certificates of deposit totaled $379.0 million as of March 31, 2019, an increase of $28.0 million, or 8.0%, compared to December 31, 2018. Deposits increased due primarily to rate specials on certificates of deposit.

The following table sets forth the composition of the Company’s deposits at the dates indicated.

	March 31,	December 31,	Increase/(Decrease)
(dollars in thousands)	2019	2018	Amount	Percent
Demand deposit	$442,940	$438,146	$4,794	1.1%
Savings	202,762	201,393	1,369	0.7
Money market	291,747	295,705	(3,958)	(1.3)
NOW	501,126	486,979	14,147	2.9
Certificates of deposit	378,973	350,994	27,979	8.0

Total deposits	$1,817,548	$1,773,217	$44,331	2.5%

Federal Home Loan Bank Advances – Long-term FHLB advances totaled $57.9 million as of March 31, 2019 a decrease of $809,000, or 1.4%, compared to $58.7 million as of December 31, 2018. The decrease in FHLB advances are primarily due to paydowns on maturing obligations.

Shareholders’ Equity – Shareholders’ equity increased $4.9 million, or 1.6%, from $304.0 million as of December 31, 2018 to $308.9 million as of March 31, 2019, primarily due to earnings during the period and an increase in accumulated other comprehensive income, which were partially offset with the cost of shares repurchased and dividends.

As of March 31, 2019, the Bank had regulatory capital amounts that were well in excess of regulatory requirements. The following table presents actual and required capital ratios for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2019 based on the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$229,233	14.24%	$112,680	7.00%	$104,631	6.50%
Tier 1 risk-based capital	229,233	14.24	136,826	8.50	128,778	8.00
Total risk-based capital	245,803	15.27	169,021	10.50	160,972	10.00
Tier 1 leverage capital	229,233	10.93	83,888	4.00	104,860	5.00

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity Management

Liquidity management encompasses our ability to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while also ensuring adequate cash flow exists to meet the Company’s needs, including operating, strategic and capital. The Company develops its liquidity management strategies as part of its overall asset/liability management process. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. The Company also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity. As of March 31, 2019, cash and cash equivalents totaled $103.8 million. At such date, investment securities available for sale totaled $267.3 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. As of March 31, 2019, certificates of deposit maturing within the next 12 months totaled $221.4 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended March 31, 2019, the average balance of outstanding FHLB advances was $58.2 million. As of March 31, 2019, the Company had $57.9 million in total outstanding FHLB advances and had $709.3 million in additional FHLB advances available.

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

Asset/Liability Management

The objective of asset/liability management is to implement strategies for the funding and deployment of the Company’s financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk. Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of March 31, 2019.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	0.5%
+200	0.8
+100	0.8

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of March 31, 2019 and December 31, 2018.

	Contract Amount
	March 31,	December 31,
(dollars in thousands)	2019	2018
Standby letters of credit	$4,209	$4,288
Available portion of lines of credit	213,420	186,446
Undisbursed portion of loans in process	97,622	108,307
Commitments to originate loans	118,353	92,656

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

RESULTS OF OPERATIONS

During the first quarter of 2019, the Company earned $7.9 million, an increase of $427,000, or 5.7%, compared to the first quarter of 2018. Diluted earnings per share for the first quarter of 2019 were $0.85, an increase of $0.04, or 4.9%, compared to the first quarter of 2018. Net income for the first quarter of 2018 included merger expenses related to the acquisition of SMB totaling $694,000, net of taxes. No merger-related expenses were recorded during the first quarter of 2019.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 4.11% and 4.32% for the three months ended March 31, 2019 and March 31, 2018, respectively. The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.41% and 4.49% for the three months ended March 31, 2019 and March 31, 2018, respectively. The decreases in our spread and margin noted above were largely due to increased funding costs.

Net interest income totaled $21.7 million for the three months ended March 31, 2019 a decrease of $783,000, or 3.5%, compared to the three months ended March 31, 2018. Net interest income decreased primarily due to a $1.4 million increase in the cost of deposits, which was partially offset by an increase in interest income (up $644,000) from the first quarter of 2018.

The following tables set forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average monthly balances during the indicated periods. Taxable equivalent (“TE”) yields are calculated using a marginal tax rate of 21%.

	Three Months Ended March 31,
	2019			2018
			Average				Average
	Average		Yield/	Average			Yield/
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest		Rate(1)
Interest-earning assets:
Loans receivable(1)
Originated loans	$1,106,230	$14,943	5.42%	$910,874		$12,277	5.41%
Acquired loans	543,396	8,255	6.11	736,629		10,527	5.73

Total loans receivable(1)	1,649,626	23,198	5.64	1,647,503		22,804	5.55
Investment securities
Taxable	244,046	1,653	2.71	223,383		1,309	2.34
Tax-exempt (TE)	28,699	155	2.74	36,444		186	2.59

Total investment securities	272,745	1,808	2.71	259,827		1,495	2.38
Other interest-earning assets	55,550	363	2.65	103,338		426	1.68

Total interest-earning assets (TE)	1,977,921	25,369	5.15	2,010,668		24,725	4.94

Noninterest-earning assets	188,396			194,242

Total assets	$2,166,317			$2,204,910	$

	Three Months Ended March 31,
	2019			2018
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate(1)
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$983,184	$2,006	0.83%	$1,010,980	$1,013	0.41%
Certificates of deposit	367,614	1,325	1.46	375,959	889	0.96

Total interest-bearing deposits	1,350,798	3,331	1.00	1,386,939	1,902	0.56
Other Borrowings	5,539	53	3.89	—	—	—
Short-term FHLB advances	45	—	2.65	3,619	17	1.83
Long term FHLB advances	58,150	263	1.81	67,575	301	1.78

Total interest-bearing liabilities	1,414,532	$3,647	1.04	1,458,133	2,220	0.62

Noninterest-bearing liabilities	445,545			464,924

Total liabilities	1,860,077			1,923,057
Shareholders’ equity	306,240			281,853

Total liabilities and shareholders’ equity	$2,166,317			$2,204,910

Net interest-earning assets	$563,389			$552,535

Net interest spread (TE)		$21,722	4.11%		$22,505	4.32%

Net interest margin (TE)			4.41%			4.49%

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

	For the Three Months Ended
	March 31,
	2019 Compared to 2018
	Change Attributable To
			Total
			Increase
(dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans receivable	$323	$71	$394
Investment securities	230	83	313
Other interest-earning assets	197	(260)	(63)

Total interest income	750	(106)	644

Interest expense:
Savings, checking and money market accounts	1,041	(48)	993
Certificates of deposit	466	(30)	436
Other borrowings	26	27	53
FHLB advances	8	(63)	(55)

Total interest expense	1,541	(114)	1,427

Increase (decrease) in net interest income	$(791)	$8	$(783)

Provision for Loan Losses – For the quarter ended March 31, 2019, the Company recorded a provision for loan losses of $390,000, a decrease of $574,000, or 59.5%, compared to the $964,000 recorded for the same period in 2018. The decrease in the provision for loan losses during the first quarter of 2019 was primarily due to paydowns in the portfolio and modestly improved economic conditions across the Company’s major markets.

The Company recorded net loan charge-offs of $168,000 during the first quarter of 2019, compared to $1.5 million of net loan charge-offs in the first quarter of 2018. During the first quarter of 2018, the Company’s charge-offs were elevated primarily due to deterioration in two loan relationships.

As of March 31, 2019, the Company’s ratio of allowance for loan losses to total loans was 1.00%, compared to 0.99% and 0.87% at December 31, 2018 and March 31, 2018, respectively. Excluding Acquired Loans, the ratio of the allowance for loan losses to total loans was 1.34% at March 31, 2019, compared to 1.36% and 1.40% at December 31, 2018 and March 31, 2018, respectively. The ratio of nonperforming loans to total assets was 1.21% at March 31, 2019, compared to 1.13% and 1.24% at December 31, 2018 and March 31, 2018, respectively.

Noninterest Income – The Company’s noninterest income was $3.2 million for the quarter ended March 31, 2019, a decrease of $317,000, or 9.1%, compared to the $3.5 million earned for the same period in 2018. The decrease in noninterest income was primarily driven by a decrease in service fees and charges (down $188,000), mainly due to lower overdraft fees, and the absence of a gain recorded on the sale of a branch location during the first quarter of 2018.

Noninterest Expense – The Company’s noninterest expense was $15.3 million for the quarter ended March 31, 2019, a decrease of $299,000, or 1.9%, compared to the $15.6 million recorded for the same period in 2018. The decrease was primarily due to decreases in data processing and communication expense (down $257,000) and forms, printing and supplies expense (down $196,000), which were partially offset with an increase in compensation and benefit expense (up $157,000). The decrease in data processing and communication expense and forms, printing and supplies expense resulted primarily from the absence of merger-related expenses incurred in the first quarter of 2018.

Income Taxes – For the quarters ended March 31, 2019 and 2018, the Company incurred income tax expense of $1.3 million and $2.0 million, respectively. For the same periods, the Company’s effective tax rate was 14.3% and 20.9%, respectively. The Company’s effective tax rate for the first quarter of 2019 equaled 14.3% due primarily to elevated levels of stock option exercises. These options, which were associated with the 2009 stock option plan, were set to expire in May 2019. Such option exercises reduced income tax expense by $514,000 during the first quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at March 31, 2019 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December  31, 2018 filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds.

The Company’s purchases of its common stock made during the quarter consisted of stock repurchases under the Company’s approved plans and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
January 1 – January 31, 2019	23,466	$36.16	23,466	312,616
February 1 – February 28, 2019	30,549	35.50	30,549	282,067
March 1 – March 31, 2019	79,990	35.66	79,990	202,077

Total	134,005	$35.71	134,005	202,077

(1)

On April 26, 2016, the Company announced a stock repurchase program (the “2016 Repurchase Program”). Under the 2016 Repurchase Program, the Company can repurchase up to 365,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions.

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

HOME BANCORP, INC.

May 10, 2019	By:	/s/ John W. Bordelon
John W. Bordelon
President, Chief Executive Officer and Director

May 10, 2019	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer

May 10, 2019	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank, N.A. Senior Vice President and Director of Financial Management