Form 10-Q
period 2019-06-30
HOME BANCORP, INC.
filed 2019-08-09
CIK 1436425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2019

or

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	HBCP	Nasdaq Stock Market

At August 2, 2019, the registrant had 9,407,142 shares of common stock, $0.01 par value, outstanding.

HOME BANCORP, INC. and SUBSIDIARY

i

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	(Unaudited) June 30, 2019	(Audited) December 31, 2018
Assets
Cash and cash equivalents	$71,325	$59,618
Interest-bearing deposits in banks	694	939
Investment securities available for sale, at fair value	261,626	260,131
Investment securities held to maturity (fair values of $8,207 and $10,841, respectively)	8,163	10,872
Mortgage loans held for sale	4,501	2,086
Loans, net of unearned income	1,692,948	1,649,754
Allowance for loan losses	(17,239)	(16,348)

Total loans, net of unearned income and allowance for loan losses	1,675,709	1,633,406

Office properties and equipment, net	47,698	47,124
Cash surrender value of bank-owned life insurance	39,927	29,560
Goodwill and core deposit intangibles	65,247	66,055
Accrued interest receivable and other assets	45,496	43,867

Total Assets	2,220,386	2,153,658

Liabilities
Deposits:
Noninterest-bearing	449,402	438,146
Interest-bearing	1,379,767	1,335,071

Total Deposits	1,829,169	1,773,217
Other borrowings	5,539	5,539
Long-term Federal Home Loan Bank advances	54,615	58,698
Accrued interest payable and other liabilities	17,569	12,164

Total Liabilities	1,906,892	1,849,618

Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 9,441,800 and 9,459,050 shares issued and outstanding, respectively	94	95
Additional paid-in capital	169,233	168,243
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(3,303)	(3,481)
Recognition and Retention Plan (RRP)	(48)	(58)
Retained earnings	146,348	141,447
Accumulated other comprehensive income (loss)	1,170	(2,206)

Total Shareholders’ Equity	313,494	304,040

Total Liabilities and Shareholders’ Equity	$2,220,386	$2,153,658

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Interest Income
Loans, including fees	$23,812	$23,527	$47,010	$46,331
Investment securities:
Taxable interest	1,601	1,531	3,254	2,839
Tax-exempt interest	128	179	283	365
Other investments and deposits	380	338	743	765

Total interest income	25,921	25,575	51,290	50,300

Interest Expense
Deposits	3,735	1,927	7,066	3,829
Other borrowings expense	53	—	106	—
Short-term Federal Home Loan Bank advances	—	16	—	33
Long-term Federal Home Loan Bank advances	258	296	521	597

Total interest expense	4,046	2,239	7,693	4,459

Net interest income	21,875	23,336	43,597	45,841
Provision for loan losses	765	581	1,155	1,545

Net interest income after provision for loan losses	21,110	22,755	42,442	44,296

Noninterest Income
Service fees and charges	1,413	1,520	2,880	3,174
Bank card fees	1,212	1,196	2,273	2,295
Gain on sale of loans, net	248	201	403	408
Income from bank-owned life insurance	202	164	367	324
(Loss) gain on sale of assets, net	(327)	—	(328)	145
Other income	229	264	547	481

Total noninterest income	2,977	3,345	6,142	6,827

Noninterest Expense
Compensation and benefits	9,613	9,222	18,711	18,164
Occupancy	2,008	1,719	3,614	3,394
Marketing and advertising	308	329	579	610
Data processing and communication	1,596	2,344	3,018	4,023
Professional services	218	306	457	592
Forms, printing and supplies	181	274	342	631
Franchise and shares tax	398	363	797	729
Regulatory fees	283	343	590	722
Foreclosed assets, net	40	87	281	190
Amortization of acquisition intangible	398	455	808	957
Other expenses	909	880	2,046	1,900

Total noninterest expense	15,952	16,322	31,243	31,912

Income before income tax expense	8,135	9,778	17,341	19,211
Income tax expense	1,555	2,002	2,871	3,972

Net Income	$6,580	$7,776	$14,470	$15,239

Earnings per share:
Basic	$0.72	$0.85	$1.58	$1.68

Diluted	$0.71	$0.83	$1.56	$1.64

Cash dividends declared per common share	$0.21	$0.17	$0.41	$0.32

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Net Income	$6,580	$7,776	$14,470	$15,239

Other Comprehensive Income (Loss)
Unrealized gains (losses) on investment securities	2,502	(1,013)	4,274	(3,009)
Tax effect	(526)	213	(898)	632

Other comprehensive income (loss), net of taxes	1,976	(800)	3,376	(2,377)

Comprehensive Income	$8,556	$6,976	$17,846	$12,862

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2017	$94	$165,341	$(3,838)	$(84)	$117,313	$(955)	$277,871

Net income					15,239		15,239
Other comprehensive loss						(2,377)	(2,377)
Reclassification of stranded tax effects in accumulated other comprehensive income(1)					206	(206)	—
Purchase of Company’s common stock at cost, 1,077 shares	—	(11)			(38)		(49)
Cash dividends declared, $0.32 per share					(3,011)		(3,011)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax tax benefit, 16,528 shares	—	170			(64)		106
Exercise of stock options	—	339					339
RRP shares released for allocation		(4)		7			3
ESOP shares released for allocation		719	178				897
Share-based compensation cost		343					343

Balance, June 30, 2018	$94	$166,897	$(3,660)	$(77)	$129,645	$(3,538)	$289,361

Balance, December 31, 2018	$95	$168,243	$(3,481)	$(58)	$141,447	$(2,206)	$304,040

Net income					14,470		14,470
Other comprehensive income						3,376	3,376
Purchase of Company’s common stock at cost, 217,193 shares	(2)	(2,170)			(5,623)		(7,795)
Cash dividends declared, $0.41 per share					(3,882)		(3,882)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 19,321 shares	—	103			(64)		39
Exercise of stock options	1	2,085					2,086
RRP shares released for allocation		(10)		10			—
ESOP shares released for allocation		604	178				782
Share-based compensation cost		378					378

Balance, June 30, 2019	$94	$169,233	$(3,303)	$(48)	$146,348	$1,170	$313,494

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - CONTINUED

(Unaudited)

(Dollars in thousands)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, March 31, 2018	$94	$165,991	$(3,749)	$(80)	$123,571	$(2,738)	$283,089

Net income					7,776		7,776
Other comprehensive loss						(800)	(800)
Purchase of Company’s common stock at cost, 1,036 shares	—	(11)			(36)		(47)
Cash dividends declared, $0.17 per share					(1,602)		(1,602)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax tax benefit, 15,814 shares	—	152			(64)		88
Exercise of stock options	—	186					186
RRP shares released for allocation		(1)		3			2
ESOP shares released for allocation		375	89				464
Share-based compensation cost		205					205

Balance, June 30, 2018	$94	$166,897	$(3,660)	$(77)	$129,645	$(3,538)	$289,361

Balance, March 31, 2019	$95	$169,091	$(3,392)	$(51)	$143,998	$(806)	$308,935

Net income					6,580		6,580
Other comprehensive income						1,976	1,976
Purchase of Company’s common stock at cost, 83,188 shares	(1)	(831)			(2,178)		(3,010)
Cash dividends declared, $0.21 per share					(1,988)		(1,988)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 17,881 shares	—	68			(64)		4
Exercise of stock options	—	409					409
RRP shares released for allocation		(3)		3			—
ESOP shares released for allocation		307	89				396
Share-based compensation cost		192					192

Balance, June 30, 2019	$94	$169,233	$(3,303)	$(48)	$146,348	$1,170	$313,494

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$14,470	$15,239
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,155	1,545
Depreciation	1,375	1,200
Amortization and accretion of purchase accounting valuations and intangibles	3,254	4,212
Net amortization of mortgage servicing asset	55	75
Federal Home Loan Bank stock dividends	(78)	(56)
Net amortization of discount on investments	962	983
Gain on loans sold, net	(403)	(408)
Proceeds, including principal payments, from loans held for sale	42,246	43,425
Originations of loans held for sale	(44,258)	(46,855)
Non-cash compensation	1,160	1,240
Deferred income tax expense	213	318
Increase in accrued interest receivable and other assets	(2,100)	(3,183)
Increase in cash surrender value of bank-owned life insurance	(367)	(324)
Change in accrued interest payable and other liabilities	5,405	(157)

Net cash provided by operating activities	23,089	17,254

Cash flows from investing activities:
Purchases of securities available for sale	(31,332)	(58,268)
Proceeds from maturities, prepayments and calls on securities available for sale	33,266	25,174
Proceeds from maturities, prepayments and calls on securities held to maturity	2,593	—
(Increase) decrease in loans, net	(47,074)	27,288
Reimbursement from FDIC for covered assets	142	—
Decrease in interest-bearing deposits in banks	245	992
Proceeds from sale of repossessed assets	801	540
Purchases of office properties and equipment	(2,300)	(1,500)
Purchase of bank-owned life insurance	(10,000)	—
Proceeds from sale of office properties and equipment	24	839

Net cash used in investing activities	(53,635)	(4,935)

Cash flows from financing activities:
Increase (decrease) in deposits, net	55,925	(77,728)
Borrowings on Federal Home Loan Bank advances	4,010	—
Repayments of Federal Home Loan Bank advances	(8,130)	(1,905)
Proceeds from exercise of stock options	2,086	339
Issuance of stock under incentive plans	39	106
Dividends paid to shareholders	(3,882)	(3,011)
Purchase of Company’s common stock	(7,795)	(49)

Net cash provided by (used in) financing activities	42,253	(82,248)

Net change in cash and cash equivalents	11,707	(69,929)
Cash and cash equivalents at beginning of year	59,618	150,418

Cash and cash equivalents at end of period	$71,325	$80,489

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Home Bancorp, Inc. (the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. Certain reclassifications have been made to prior period balances to conform to the current period presentation. The results of operations for the three- and six-month periods ended June 30, 2019 and 2018 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2018.

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

2. Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Conforming Amendments Related to Leases”. This ASU amends the codification regarding leases in order to increase transparency and comparability. Under former GAAP, the recognition of lease assets and lease liabilities by lessees was not required if the terms of the lease qualify it as an operating lease. ASU No. 2016-02 requires companies to recognize lease assets and liabilities on the statement of condition and disclose key information about leasing arrangements, for both operating and capital or finance leases. A lessee must recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. The ASU is effective for annual and interim periods beginning after December 15, 2018. The Company implemented an accounting policy election to keep leases with an initial term of 12 months or less off the Company’s consolidated balance sheet. As of June 30, 2019, the Company’s right-of-use assets and liabilities, net of amortization, was $5.5 million. The Company reports its right-of-use assets and liabilities within accrued interest receivable and other assets and accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition. The ASU did not have material impact on the consolidated income statement.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments”. The standard introduces a new impairment model known as CECL (Current Expected Credit Losses). The ASU requires a financial asset (or a group of financial assets) measured on an amortized cost basis to be presented at an amount net of an allowance for credit losses, which reflects expected losses for the full life of the financial asset. Under current GAAP, credit losses are not recognized until the occurrence of the loss is probable and entities, in general, only consider past events and current conditions when measuring incurred losses. ASU No. 2016-13 will require entities to recognize a current estimate of all expected credit losses, thus eliminating the “probable” recognition threshold. To produce a current estimate of expected credit losses, the standard will require entities to incorporate forecasted information along with relevant information about past events, including historical experience, and current conditions that affect the collectability of the reported amount of financial assets. The ASU also amends the accounting model for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination. The initial estimate of expected credit losses for the related purchased financial assets will be recognized through the allowance for credit losses with an offset to the cost basis of the purchased asset. Off-balance-sheet arrangements, such as commitments to extend credit, guarantees and standby letters of credit that are not unconditionally cancellable, are also within the scope of this amendment. In addition, ASU 2016-13 will require expected credit related losses for debt securities to be recorded through an allowance for credit losses, while non-credit related losses will continue to be recognized through Other Comprehensive Income (“OCI”). This ASU is effective for fiscal years beginning after December 31, 2019. An entity will apply the amendments in this update on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is testing several models to determine the potential impact to our Consolidated Financial Statements upon the implementation of CECL. Currently, the Company expects the adoption of the ASU to increase the allowance for loan losses and the provision for loan losses. The extent of the impact upon adoption is not known and will depend on the characteristics of the Company’s loan portfolio and economic conditions on that date as well as forecasted conditions thereafter.

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

3. Investment Securities

Summary information regarding the Company’s investment securities classified as available for sale and held to maturity as of June 30, 2019 and December 31, 2018 is as follows.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
June 30, 2019
Available for sale:
U.S. agency mortgage-backed	$79,789	$1,101	$2	$131	$80,757
Collateralized mortgage obligations	158,181	941	54	551	158,517
Municipal bonds	13,892	171	—	—	14,063
U.S. government agency	8,282	23	—	16	8,289

Total available for sale	$260,144	$2,236	$56	$698	$261,626

Held to maturity:
Municipal bonds	$8,163	$50	$—	$6	$8,207

Total held to maturity	$8,163	$50	$—	$6	$8,207

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
December 31, 2018
Available for sale:
U.S. agency mortgage-backed	$86,487	$485	$171	$892	$85,909
Collateralized mortgage obligations	145,814	129	161	2,191	143,591
Municipal bonds	21,453	52	16	12	21,477
U.S. government agency	9,169	29	19	25	9,154

Total available for sale	$262,923	$695	$367	$3,120	$260,131

Held to maturity:
Municipal bonds	$10,872	$11	$5	$37	$10,841

Total held to maturity	$10,872	$11	$5	$37	$10,841

The estimated fair value and amortized cost by contractual maturity of the Company’s investment securities as of June 30, 2019 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$46	$17,460	$34,000	$29,251	$80,757
Collateralized mortgage obligations	—	4,898	29,837	123,782	158,517
Municipal bonds	1,520	7,740	3,396	1,407	14,063
U.S. government agency	3,998	—	3,515	776	8,289

Total securities available for sale	$5,564	$30,098	$70,748	$155,216	$261,626

Securities held to maturity:
Municipal bonds	$—	$3,943	$4,264	$—	$8,207

Total securities held to maturity	$—	$3,943	$4,264	$—	$8,207

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$45	$17,360	$33,759	$28,625	$79,789
Collateralized mortgage obligations	—	4,864	29,446	123,871	158,181
Municipal bonds	1,515	7,691	3,325	1,361	13,892
U.S. government agency	4,000	—	3,491	791	8,282

Total securities available for sale	$5,560	$29,915	$70,021	$154,648	$260,144

Securities held to maturity:
Municipal bonds	$—	$3,927	$4,236	$—	$8,163

Total securities held to maturity	$—	$3,927	$4,236	$—	$8,163

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

As of June 30, 2019, 76 of the Company’s investment securities had unrealized losses totaling 0.8% of the individual securities’ amortized cost basis and 0.3% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 68 of the 76 securities had been in a continuous loss position for over 12 months. The 68 securities had an aggregate amortized cost basis of $87,398,000 and an unrealized loss of $704,000 at June 30, 2019. Management has the intent and ability to hold these securities until maturity, or until anticipated recovery; hence, no declines in these securities were deemed other-than-temporary at June 30, 2019.

As of June 30, 2019 and December 31, 2018, the Company had $182,310,000 and $157,198,000, respectively, of securities pledged to secure public deposits.

4. Earnings Per Share

Earnings per common share were computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net income available to common shareholders	$6,580	$7,776	$14,470	$15,239
Denominator:
Weighted average common shares outstanding	9,155	9,048	9,143	9,030
Effect of dilutive securities:
Restricted stock	11	20	13	22
Stock options	42	231	75	232

Weighted average common shares outstanding – assuming dilution	9,208	9,299	9,231	9,284

Basic earnings per common share	$0.72	$0.85	$1.58	$1.68

Diluted earnings per common share	$0.71	$0.83	$1.56	$1.64

Options on 96,110 and 19,172 shares of common stock were not included in the computation of diluted earnings per share for the three months ended June 30, 2019 and 2018, respectively, because the effect of these shares was anti-dilutive. Options on 85,623 and 9,808 shares of common stock were not included in the computation of diluted earnings per share for the six months ended June 30, 2019 and 2018, respectively, because the effect of these shares was anti-dilutive.

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

The Company’s loans, net of unearned income, consisted of the following as of the dates indicated.

(dollars in thousands)	June 30, 2019	December 31, 2018
Real estate loans:
One- to four-family first mortgage	$442,896	$450,363
Home equity loans and lines	81,794	83,976
Commercial real estate	691,939	640,575
Construction and land	200,153	193,597
Multi-family residential	47,827	54,455

Total real estate loans	1,464,609	1,422,966

Other loans:
Commercial and industrial	179,394	172,934
Consumer	48,945	53,854

Total other loans	228,339	226,788

Total loans	$1,692,948	$1,649,754

The net discount on the Company’s loans was $15,293,000 and $18,811,000 at June 30, 2019 and December 31, 2018, respectively, of which $6,679,000 and $7,865,000 for the same time periods, respectively, were related to impaired loans. In addition, loan balances as of June 30, 2019 and December 31, 2018 are reported net of unearned income of $2,832,000 and $2,716,000, respectively.

Allowance for Loan Losses

The allowance for loan losses and recorded investment in loans as of the dates indicated are as follows.

	As of June 30, 2019
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$2,056	$—	$368	$2,424
Home equity loans and lines	678	348	47	1,073
Commercial real estate	5,768	361	646	6,775
Construction and land	2,384	—	4	2,388
Multi-family residential	492	—	—	492
Commercial and industrial	2,795	301	252	3,348
Consumer	452	—	287	739

Total allowance for loan losses	$14,625	$1,010	$1,604	$17,239

	As of June 30, 2019
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Loans:
One- to four-family first mortgage	$242,332	$188	$200,376	$442,896
Home equity loans and lines	53,948	821	27,025	81,794
Commercial real estate	480,838	6,855	204,246	691,939
Construction and land	173,486	—	26,667	200,153
Multi-family residential	37,020	—	10,807	47,827
Commercial and industrial	144,163	1,897	33,334	179,394
Consumer	36,082	—	12,863	48,945

Total loans	$1,167,869	$9,761	$515,318	$1,692,948

	As of December 31, 2018
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,937	$—	$199	$2,136
Home equity loans and lines	682	349	48	1,079
Commercial real estate	5,272	484	369	6,125
Construction and land	2,280	—	5	2,285
Multi-family residential	522	—	28	550
Commercial and industrial	2,541	321	366	3,228
Consumer	472	—	473	945

Total allowance for loan losses	$13,706	$1,154	$1,488	$16,348

	As of December 31, 2018
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Loans:
One- to four-family first mortgage	$227,602	$—	$222,761	$450,363
Home equity loans and lines	53,049	866	30,061	83,976
Commercial real estate	432,217	7,059	201,299	640,575
Construction and land	161,232	—	32,365	193,597
Multi-family residential	42,222	—	12,233	54,455
Commercial and industrial	131,250	1,952	39,732	172,934
Consumer	37,711	—	16,143	53,854

Total loans	$1,085,283	$9,877	$554,594	$1,649,754

(1)	$9.2 million and $10.0 million in Acquired Loans were deemed to be acquired impaired loans and were accounted for under ASC 310-30 at June 30, 2019 and December 31, 2018, respectively.

A summary of activity in the allowance for loan losses for the six months ended June 30, 2019 and June 30, 2018 follows.

	For the Six Months Ended June 30, 2019
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,937	$(4)	$—	$123	$2,056
Home equity loans and lines	1,031	(12)	4	3	1,026
Commercial real estate	5,756	(128)	—	501	6,129
Construction and land	2,280	—	—	104	2,384
Multi-family residential	522	—	—	(30)	492
Commercial and industrial	2,862	(85)	8	311	3,096
Consumer	472	(59)	12	27	452

Total allowance for loan losses	$14,860	$(288)	24	$1,039	$15,635

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$199	$—	$—	$169	$368
Home equity loans and lines	48	—	—	(1)	47
Commercial real estate	369	—	—	277	646
Construction and land	5	—	—	(1)	4
Multi-family residential	28	—	—	(28)	—
Commercial and industrial	366	—	—	(114)	252
Consumer	473	—	—	(186)	287

Total allowance for loan losses	$1,488	$—	$—	$116	$1,604

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$2,136	$(4)	$—	$292	$2,424
Home equity loans and lines	1,079	(12)	4	2	1,073
Commercial real estate	6,125	(128)	—	778	6,775
Construction and land	2,285	—	—	103	2,388
Multi-family residential	550	—	—	(58)	492
Commercial and industrial	3,228	(85)	8	197	3,348
Consumer	945	(59)	12	(159)	739

Total allowance for loan losses	$16,348	$(288)	$24	$1,155	$17,239

	For the Six Months Ended June 30, 2018
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,574	$—	$—	$189	$1,763
Home equity loans and lines	1,024	—	3	22	1,049
Commercial real estate	4,766	—	—	407	5,173
Construction and land	1,742	—	—	228	1,970
Multi-family residential	355	—	—	68	423
Commercial and industrial	4,346	(1,500)	152	(38)	2,960
Consumer	496	(45)	11	28	490

Total allowance for loan losses	$14,303	$(1,545)	$166	$904	$13,828

Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$89	$—	$—	$(64)	$25
Home equity loans and lines	78	—	—	(7)	71
Commercial real estate	140	—	—	69	209
Construction and land	7	—	—	1	8
Multi-family residential	—	—	—	111	111
Commercial and industrial	184	—	—	391	575
Consumer	6	—	—	140	146

Total allowance for loan losses	$504	$—	$—	$641	$1,145

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,663	$—	$—	$125	$1,788
Home equity loans and lines	1,102	—	3	15	1,120
Commercial real estate	4,906	—	—	476	5,382
Construction and land	1,749	—	—	229	1,978
Multi-family residential	355	—	—	179	534
Commercial and industrial	4,530	(1,500)	152	353	3,535
Consumer	502	(45)	11	168	636

Total allowance for loan losses	$14,807	$(1,545)	$166	$1,545	$14,973

Credit Quality

The following tables present the Company’s loan portfolio by credit quality classification as of the dates indicated.

	June 30, 2019
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$237,709	$1,482	$3,329	$—	$242,520
Home equity loans and lines	53,539	43	1,187	—	54,769
Commercial real estate	479,609	191	7,893	—	487,693
Construction and land	172,047	—	1,439	—	173,486
Multi-family residential	37,020	—	—	—	37,020
Commercial and industrial	140,414	495	5,151	—	146,060
Consumer	35,613	231	238	—	36,082

Total originated loans	$1,155,951	$2,442	$19,237	$—	$1,177,630

Acquired loans:
One- to four-family first mortgage	$192,856	$1,680	$5,840	$—	$200,376
Home equity loans and lines	26,403	434	188	—	27,025
Commercial real estate	186,858	4,863	12,525	—	204,246
Construction and land	24,155	1,117	1,395	—	26,667
Multi-family residential	10,040	531	236	—	10,807
Commercial and industrial	27,809	1,062	4,463	—	33,334
Consumer	12,390	224	249	—	12,863

Total acquired loans	$480,511	$9,911	$24,896	$—	$515,318

Total loans:
One- to four-family first mortgage	$430,565	$3,162	$9,169	$—	$442,896
Home equity loans and lines	79,942	477	1,375	—	81,794
Commercial real estate	666,467	5,054	20,418	—	691,939
Construction and land	196,202	1,117	2,834	—	200,153
Multi-family residential	47,060	531	236	—	47,827
Commercial and industrial	168,223	1,557	9,614	—	179,394
Consumer	48,003	455	487	—	48,945

Total loans	$1,636,462	$12,353	$44,133	$—	$1,692,948

	December 31, 2018
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$221,930	$1,852	$3,820	$—	$227,602
Home equity loans and lines	52,344	69	1,502	—	53,915
Commercial real estate	425,851	4,463	8,962	—	439,276
Construction and land	159,428	—	1,804	—	161,232
Multi-family residential	42,222	—	—	—	42,222
Commercial and industrial	126,126	1,717	5,359	—	133,202
Consumer	37,312	126	273	—	37,711

Total originated loans	$1,065,213	$8,227	$21,720	$—	$1,095,160

Acquired loans:
One- to four-family first mortgage	$213,199	$2,474	$7,088	$—	$222,761
Home equity loans and lines	29,451	270	340	—	30,061
Commercial real estate	183,514	5,189	12,596	—	201,299
Construction and land	30,005	917	1,443	—	32,365
Multi-family residential	11,401	582	250	—	12,233
Commercial and industrial	35,918	1,376	2,438	—	39,732
Consumer	15,521	262	360	—	16,143

Total acquired loans	$519,009	$11,070	$24,515	$—	$554,594

Total loans:
One- to four-family first mortgage	$435,129	$4,326	$10,908	$—	$450,363
Home equity loans and lines	81,795	339	1,842	—	83,976
Commercial real estate	609,365	9,652	21,558	—	640,575
Construction and land	189,433	917	3,247	—	193,597
Multi-family residential	53,623	582	250	—	54,455
Commercial and industrial	162,044	3,093	7,797	—	172,934
Consumer	52,833	388	633	—	53,854

Total loans	$1,584,222	$19,297	$46,235	$—	$1,649,754

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

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

Age analysis of past due loans as of the dates indicated are as follows.

	June 30, 2019
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$2,241	$35	$955	$3,231	$239,289	$242,520
Home equity loans and lines	19	100	76	195	54,574	54,769
Commercial real estate	1,392	193	6,846	8,431	479,262	487,693
Construction and land	621	—	684	1,305	172,181	173,486
Multi-family residential	—	—	—	—	37,020	37,020

Total real estate loans	4,273	328	8,561	13,162	982,326	995,488

Other loans:
Commercial and industrial	137	22	2,131	2,290	143,770	146,060
Consumer	366	2	178	546	35,536	36,082

Total other loans	503	24	2,309	2,836	179,306	182,142

Total originated loans	$4,776	$352	$10,870	$15,998	$1,161,632	$1,177,630

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$4,781	$1,049	$1,858	$7,688	$192,688	$200,376
Home equity loans and lines	39	59	125	223	26,802	27,025
Commercial real estate	188	1,236	2,173	3,597	200,649	204,246
Construction and land	571	15	1,094	1,680	24,987	26,667
Multi-family residential	—	—	—	—	10,807	10,807

Total real estate loans	5,579	2,359	5,250	13,188	455,933	469,121

Other loans:
Commercial and industrial	87	65	1,252	1,404	31,930	33,334
Consumer	228	44	177	449	12,414	12,863

Total other loans	315	109	1,429	1,853	44,344	46,197

Total acquired loans	$5,894	$2,468	$6,679	$15,041	$500,277	$515,318

Total loans:
Real estate loans:
One- to four-family first mortgage	$7,022	$1,084	$2,813	$10,919	$431,977	$442,896
Home equity loans and lines	58	159	201	418	81,376	81,794
Commercial real estate	1,580	1,429	9,019	12,028	679,911	691,939
Construction and land	1,192	15	1,778	2,985	197,168	200,153
Multi-family residential	—	—	—	—	47,827	47,827

Total real estate loans	9,852	2,687	13,811	26,350	1,438,259	1,464,609

Other loans:
Commercial and industrial	224	87	3,383	3,694	175,700	179,394
Consumer	594	46	355	995	47,950	48,945

Total other loans	818	133	3,738	4,689	223,650	228,339

Total loans	$10,670	$2,820	$17,549	$31,039	$1,661,909	$1,692,948

	December 31, 2018
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$3,913	$270	$64	$4,247	$223,355	$227,602
Home equity loans and lines	326	61	41	428	53,487	53,915
Commercial real estate	714	34	168	916	438,360	439,276
Construction and land	576	—	740	1,316	159,916	161,232
Multi-family residential	—	—	—	—	42,222	42,222

Total real estate loans	5,529	365	1,013	6,907	917,340	924,247

Other loans:
Commercial and industrial	362	1,369	265	1,996	131,206	133,202
Consumer	319	131	196	646	37,065	37,711

Total other loans	681	1,500	461	2,642	168,271	170,913

Total originated loans	$6,210	$1,865	$1,474	$9,549	$1,085,611	$1,095,160

Acquired loans:
Real estate loans:
One- to four-family first mortgage	$4,196	$1,258	$3,702	$9,156	$213,605	$222,761
Home equity loans and lines	462	116	163	741	29,320	30,061
Commercial real estate	3,104	265	1,143	4,512	196,787	201,299
Construction and land	1,050	488	813	2,351	30,014	32,365
Multi-family residential	84	—	—	84	12,149	12,233

Total real estate loans	8,896	2,127	5,821	16,844	481,875	498,719

Other loans:
Commercial and industrial	4,315	109	329	4,753	34,979	39,732
Consumer	357	277	262	896	15,247	16,143

Total other loans	4,672	386	591	5,649	50,226	55,875

Total acquired loans	$13,568	$2,513	$6,412	$22,493	$532,101	$554,594

Total loans:
Real estate loans:
One- to four-family first mortgage	$8,109	$1,528	$3,766	$13,403	$436,960	$450,363
Home equity loans and lines	788	177	204	1,169	82,807	83,976
Commercial real estate	3,818	299	1,311	5,428	635,147	640,575
Construction and land	1,626	488	1,553	3,667	189,930	193,597
Multi-family residential	84	—	—	84	54,371	54,455

Total real estate loans	14,425	2,492	6,834	23,751	1,399,215	1,422,966

Other loans:
Commercial and industrial	4,677	1,478	594	6,749	166,185	172,934
Consumer	676	408	458	1,542	52,312	53,854

Total other loans	5,353	1,886	1,052	8,291	218,497	226,788

Total loans	$19,778	$4,378	$7,886	$32,042	$1,617,712	$1,649,754

Excluding Acquired Loans with deteriorated credit quality, the Company did not have any loans greater than 90 days past due and accruing as of June 30, 2019 or December 31, 2018.

The following table summarizes the accretable discount on loans accounted for under ASC 310-30 as of the dates indicated.

	For the Six Months Ended
(dollars in thousands)	June 30, 2019	June 30, 2018
Balance at beginning of period	$(9,147)	$(9,303)

Accretion	1,854	1,222
Transfers from nonaccretable difference to accretable discount	(44)	(1,880)

Balance at end of period	$(7,337)	$(9,961)

The following table summarizes information pertaining to originated loans, which were deemed impaired loans as of the dates indicated.

	For the Period Ended June 30, 2019
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$188	$187	$—	$31	$—
Home equity loans and lines	419	459	—	428	—
Commercial real estate	20	22	—	63	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,526	1,800	—	1,532	—
Consumer	—	—	—	—	—

Total	$2,153	$2,468	$—	$2,054	$—

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	402	441	348	412	—
Commercial real estate	6,835	6,909	361	6,848	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	371	407	301	386	—
Consumer	—	—	—	—	—

Total	$7,608	$7,757	$1,010	$7,646	$—

Total impaired loans:
One- to four-family first mortgage	$188	$187	$—	$31	$—
Home equity loans and lines	821	900	348	840	—
Commercial real estate	6,855	6,931	361	6,911	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,897	2,207	301	1,918	—
Consumer	—	—	—	—	—

Total	$9,761	$10,225	$1,010	$9,700	$—

	For the Period Ended December 31, 2018
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	441	476	—	454	—
Commercial real estate	149	161	—	32	7
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,540	1,904	—	438	—
Consumer	—	—	—	—	—

Total	$2,130	$2,541	$—	$924	$7

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	425	457	349	440	—
Commercial real estate	6,910	6,910	484	2,057	38
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	412	442	321	1,367	1
Consumer	—	—	—	—	—

Total	$7,747	$7,809	$1,154	$3,864	$39

Total impaired loans:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	866	933	349	894	—
Commercial real estate	7,059	7,071	484	2,089	45
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,952	2,346	321	1,805	1
Consumer	—	—	—	—	—

Total	$9,877	$10,350	$1,154	$4,788	$46

	For the Period Ended June 30, 2018
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	455	476	—	461	—
Commercial real estate	22	23	—	22	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	413	607	—	357	—
Consumer	—	—	—	—	—

Total	$890	$1,106	$—	$840	$—

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	441	460	348	446	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	533	554	346	1,161	1
Consumer	—	—	—	—	—

Total	$974	$1,014	$694	$1,607	$1

Total impaired loans:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	896	936	348	907	—
Commercial real estate	22	23	—	22	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	946	1,161	346	1,518	1
Consumer	—	—	—	—	—

Total	$1,864	$2,120	$694	$2,447	$1

The following table summarizes information pertaining to nonaccrual loans as of dates indicated.

	June 30, 2019			December 31, 2018
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans:
One- to four-family first mortgage	$2,707	$2,653	$5,360	$1,984	$3,188	$5,172
Home equity loans and lines	1,131	176	1,307	1,457	242	1,699
Commercial real estate	7,289	4,894	12,183	7,940	3,403	11,343
Construction and land	684	1,239	1,923	740	854	1,594
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	2,978	1,734	4,712	2,986	1,002	3,988
Consumer	238	249	487	273	343	616

Total	$15,027	$10,945	$25,972	$15,380	$9,032	$24,412

(1)

Table excludes Acquired Loans which were being accounted for under ASC 310-30 because they continue to earn interest from accretable yield regardless of their status as past due or otherwise not in compliance with their contractual terms. Acquired Loans with deteriorated credit quality which were being accounted for under ASC 310-30 and which were 90 days or more past due totaled $2.4 million and $1.7 million as of June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019, the Company had no outstanding commitments to lend additional funds to any customer whose loan was classified as impaired.

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

The following table summarizes information pertaining to TDRs modified during the periods indicated.

	For the Six Months Ended June 30,
	2019			2018
(dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
One- to four-family first mortgage	5	$710	$705	2	$1,146	$1,146
Home equity loans and lines	—	—	—	—	—	—
Commercial real estate	1	91	91	2	6,461	5,950
Construction and land	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	—	—	—	2	775	713
Other consumer	2	13	12	1	8	8

Total	8	$814	$808	7	$8,390	$7,817

None of the performing troubled debt restructurings as of June 30, 2019 had defaulted subsequent to the restructuring through the date the financial statements were available to be issued.

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets, by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of June 30, 2019, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets measured for fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

(dollars in thousands)	June 30, 2019	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$80,757	$—	$80,757	$—
Collateralized mortgage obligations	158,517	—	158,517	—
Municipal bonds	14,063	—	14,063	—
U.S. government agency	8,289	—	8,289	—

Total	$261,626	$—	$261,626	$—

(dollars in thousands)	December 31, 2018	Level 1	Level 2	Level 3
Available for sale securities:

U.S. agency mortgage-backed	$85,909	$—	$85,909	$—
Collateralized mortgage obligations	143,591	—	143,591	—
Municipal bonds	21,477	—	21,477	—
U.S. government agency	9,154	—	9,154	—

Total	$260,131	$—	$260,131	$—

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

		Fair Value Measurements Using
(dollars in thousands)	June 30, 2019	Level 1	Level 2	Level 3
Assets
Impaired loans	$8,751	$—	$—	$8,751
Repossessed assets	1,980	—	—	1,980

Total	$10,731	$—	$—	$10,731

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2018	Level 1	Level 2	Level 3
Assets
Impaired loans	$8,723	$—	$—	$8,723
Repossessed assets	1,558	—	—	1,558

Total	$10,281	$—	$—	$10,281

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of June 30, 2019:
Impaired loans	$8,751	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 87%	10%

Repossessed assets	$1,980	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 79%	20%

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2018:
Impaired loans	$8,723	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 100%	12%

Repossessed assets	$1,558	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 68%	20%

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at June 30, 2019
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$71,325	$71,325	$71,325	$—	$—
Interest-bearing deposits in banks	694	694	694	—	—
Investment securities available for sale	261,626	261,626	—	261,626	—
Investment securities held to maturity	8,163	8,207	—	8,207	—
Mortgage loans held for sale	4,501	4,501	—	4,501	—
Loans, net	1,675,709	1,664,617	—	1,655,866	8,751
Cash surrender value of BOLI	39,927	39,927	39,927	—	—

Financial Liabilities
Deposits	$1,829,169	$1,829,578	$—	$1,829,578	$—
Other borrowings	5,539	5,856	—	5,856	—
Long-term FHLB advances	54,615	54,378	—	54,378	—

		Fair Value Measurements at December 31, 2018
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$59,618	$59,618	$59,618	$—	$—
Interest-bearing deposits in banks	939	939	939	—	—
Investment securities available for sale	260,131	260,131	—	260,131	—
Investment securities held to maturity	10,872	10,841	—	10,841	—
Mortgage loans held for sale	2,086	2,086	—	2,086	—
Loans, net	1,633,406	1,623,920	—	1,615,197	8,723
Cash surrender value of BOLI	29,560	29,560	29,560	—	—

Financial Liabilities
Deposits	$1,773,217	$1,769,087	$—	$1,769,087	$—
Other borrowings	5,539	5,542	—	5,542	—
Long-term FHLB advances	58,698	57,527	—	57,527	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Home Bank, N. A. (the “Bank”), from December 31, 2018 through June 30, 2019 and on its results of operations for the three and six months ended June 30, 2019 and 2018. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

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

EXECUTIVE OVERVIEW

During the second quarter of 2019, the Company earned $6.6 million, a decrease of $1.2 million, or 15.4%, compared to the second quarter of 2018. Diluted earnings per share for the second quarter of 2019 were $0.71, a decrease of $0.12, or 14.5%, compared to the second quarter of 2018. Net income for the second quarter of 2019 included facilities-related charges of $504,000, net of tax. Net income for the second quarter of 2018 included merger-related expenses of $894,000, net of tax.

During the six months ended June 30, 2019, the Company earned $14.5 million, a decrease of $769,000, or 5.0%, compared to the six months ended June 30, 2018. Diluted earnings per share for the six months ended June 30, 2019 were $1.56, a decrease of $0.08, or 4.9%, compared to the six months ended June 30, 2018. Net income for the six months ended June 30, 2019 included facilities-related charges of $504,000, net of tax. Net income for the six months ended June 30, 2018 included merger-related expenses of $1.6 million, net of tax.

Key components of the Company’s performance during the three and six months ended June 30, 2019 include:

•	Assets increased $66.7 million, or 3.1%, from December 31, 2018 to $2.2 billion at June 30, 2019.

•	Loans increased of $43.2 million, or 2.6%, from December 31, 2018 to $1.7 billion at June 30, 2019.

•	Deposits increased $56.0 million, or 3.2%, from December 31, 2018 to $1.8 billion at June 30, 2019.

•

Interest income increased $346,000, or 1.4%, in the second quarter of 2019 compared to the second quarter of 2018. For the six months ended June 30, 2019, interest income increased $990,000, or 2.0%, compared to the six months ended June 30, 2018.

•

Interest expense increased $1.8 million, or 80.7%, in the second quarter of 2019 compared to the second quarter of 2018. For the six months ended June 30, 2019, interest expense increased $3.2 million, or 72.5%, compared to the six months ended June 30, 2018.

•

The provision for loan losses for the second quarter of 2019 increased $184,000, or 31.7%, to $765,000, compared to the second quarter of 2018. The provision increased primarily due to loan growth. The ratio of allowance for loan losses to total loans was 1.02% at June 30, 2019, compared to 0.99% at December 31, 2018.

•

Noninterest income for the second quarter of 2019 decreased $368,000, or 11.0%, compared to the second quarter of 2018. For the six months ended June 30, 2019, noninterest income decreased $685,000, or 10.0%, compared to the six months ended June 30, 2018. The three and six months ended June 30, 2019 included asset write-downs totaling $347,000 (pre-tax).

•

Noninterest expense for the second quarter of 2019 decreased $370,000, or 2.3%, compared to the second quarter of 2018. Noninterest expense for the six months ended June 30, 2019 decreased $669,000, or 2.1%, compared to the six months ended June 30, 2018. Noninterest expense for the three and six months ended June 30, 2019 included $291,000 (pre-tax) of costs incurred to terminate leased space acquired through a previous merger. Noninterest expense for the second quarter of 2018 and the six months ended June 30, 2018 included $1.1 million and $2.0 million, respectively, of merger-related expenses.

FINANCIAL CONDITION

Loans, Asset Quality and Allowance for Loan Losses

Loans – Loans outstanding as of June 30, 2019 were $1.7 billion, an increase of $43.2 million, or 2.6%, from December 31, 2018. Growth in commercial real estate loans (up $51.4 million), construction and land loans (up $6.6 million) and commercial and industrial loans (up $6.5 million) was partially offset by reductions in certain other loan categories. Commercial real estate loan growth was spread across the Company’s Louisiana markets in a variety of industries. Construction and land loans increased primarily due to growth in existing health care and real estate development relationships located in the Acadiana and Baton Rouge markets. Commercial and industrial loan growth was due primarily to increases in agriculture production and farm-related loans in the southwest Acadiana market.

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

	June 30,	December 31,	Increase/(Decrease)
(dollars in thousands)	2019	2018	Amount	Percent
Real estate loans:
One-to four-family first mortgage	$442,896	$450,363	$(7,467)	(1.7)%
Home equity loans and lines	81,794	83,976	(2,182)	(2.6)
Commercial real estate	691,939	640,575	51,364	8.0
Construction and land	200,153	193,597	6,556	3.4
Multi-family residential	47,827	54,455	(6,628)	(12.2)

Total real estate loans	1,464,609	1,422,966	41,643	2.9

Other loans:
Commercial and industrial	179,394	172,934	6,460	3.7
Consumer	48,945	53,854	(4,909)	(9.1)

Total other loans	228,339	226,788	1,551	0.7

Total loans	$1,692,948	$1,649,754	$43,194	2.6%

The outstanding balance of direct loans to borrowers in the energy sector totaled $40.5 million, or 2.4% of total outstanding loans, at June 30, 2019 compared to $45.6 million, or 2.8% of total outstanding loans, at December 31, 2018. Unfunded loan commitments to customers in the energy sector total $7.3 million at June 30, 2019, compared to $10.1 million at December 31, 2018. At June 30, 2019 and December 31, 2018, loans constituting 93.9% and 96.7%, respectively, of the balance of our direct energy related portfolio were performing in accordance with their original loan agreements.

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

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger (i.e., loans with balances of $250,000 or greater) commercial real estate loans, multi-family residential loans, construction and land loans and commercial and industrial loans are individually evaluated for impairment. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer at the bank. The Company typically orders an “as is” valuation for collateral property if a loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of June 30, 2019 and December 31, 2018, loans identified as impaired and individually evaluated for impairment, excluding Acquired Loans, amounted to $9.8 million and $9.9 million, respectively. As of June 30, 2019 and December 31, 2018, acquired impaired loans (loans considered to have deteriorated credit quality at the time of acquisition) amounted to $9.2 million and $10.0 million, respectively. As of June 30, 2019 and December 31, 2018, substandard loans, excluding Acquired Loans, amounted to $19.2 million and $21.7 million, respectively. As of June 30, 2019 and December 31, 2018, Acquired Loans considered substandard amounted to $24.9 million and $24.5 million, respectively. The amount of the allowance for loan losses allocated to originated impaired loans totaled $1.0 million as of June 30, 2019 and $1.2 million as of December 31, 2018. The amount of the allowance for loan losses allocated to Acquired Loans totaled $1.6 million and $1.5 million, respectively, at such dates. There were no assets classified as doubtful or loss as of June 30, 2019 or December 31, 2018.

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

	June 30, 2019			December 31, 2018
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans(2):
Real estate loans:
One- to four-family first mortgage	$2,707	$2,653	$5,360	$1,984	$3,188	$5,172
Home equity loans and lines	1,131	176	1,307	1,457	242	1,699
Commercial real estate	7,289	4,894	12,183	7,940	3,403	11,343
Construction and land	684	1,239	1,923	740	854	1,594
Multi-family residential	—	—	—	—	—	—
Other loans:
Commercial and industrial	2,978	1,734	4,712	2,986	1,002	3,988
Consumer	238	249	487	273	343	616

Total nonaccrual loans	15,027	10,945	25,972	15,380	9,032	24,412
Accruing loans 90 days or more past due	—	—	—	—	—	—

Total nonperforming loans	15,027	10,945	25,972	15,380	9,032	24,412
Foreclosed assets	87	1,893	1,980	146	1,412	1,558

Total nonperforming assets	15,114	12,838	27,952	15,526	10,444	25,970
Performing troubled debt restructurings	1,080	217	1,297	1,117	289	1,406

Total nonperforming assets and troubled debt restructurings	$16,194	$13,055	$29,249	$16,643	$10,733	$27,376

Nonperforming loans to total loans			1.53%			1.48%
Nonperforming loans to total assets			1.17%			1.13%
Nonperforming assets to total assets			1.26%			1.21%

(1)

Table excludes Acquired Loans which were being accounted for under ASC 310-30 because they continue to earn interest from accretable yield regardless of their status as past due or otherwise not in compliance with their contractual terms. Acquired Loans with deteriorated credit quality which were being accounted for under ASC 310-30, and which were 90 days or more past due, totaled $2.4 million and $1.7 million as of June 30, 2019 and December 31, 2018, respectively.

(2)

Nonaccrual loans include originated restructured loans placed on nonaccrual totaling $9.9 million and $10.3 million at June 30, 2019 and December 31, 2018, respectively. Acquired restructured loans placed on nonaccrual totaled $1.9 million and $4.2 million at June 30, 2019 and December 31, 2018, respectively.

The Company recorded net loan charge-offs for the second quarter of 2019 of $96,000 and net loan charge-offs for the six months ended June 30, 2019 of $264,000. The Company recorded net loan recoveries for the second quarter of 2018 of $123,000, and net loan charge-offs for the six months ended June 30, 2018 of $1.4 million.

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

Acquired Loans were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. If the present value of expected cash flows for a pool is less than its carrying value, an impairment is recognized by an increase in the allowance for loan losses and a charge to the provision for loan losses. As of June 30, 2019 and December 31, 2018, $1.6 million and $1.5 million, respectively, of our allowance for loan losses was allocated to Acquired Loans.

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

The following table presents the activity in the allowance for loan losses during the first six months of 2019.

(dollars in thousands)	Originated	Acquired	Total
Balance, December 31, 2018	$14,860	$1,488	$16,348
Provision charged to operations	1,039	116	1,155
Loans charged off	(288)	—	(288)
Recoveries on charged off loans	24	—	24

Balance, June 30, 2019	$15,635	$1,604	$17,239

At June 30, 2019, the Company’s ratio of the allowance for loan losses to total loans was 1.02%, compared to 0.99% and 0.92% at December 31, 2018 and June 30, 2018, respectively. Excluding Acquired Loans, the ratio of the allowance for loan losses to total loans was 1.33% at June 30, 2019, compared to 1.36% and 1.40% at December 31, 2018 and June 30, 2018, respectively.

The allowance for loan losses attributable to originated energy-sector loans totaled 2.58% of the outstanding balance of originated energy-sector loans at June 30, 2019, compared to 2.39% and 2.61% at December 31, 2018 and June 30, 2018, respectively.

Investment Securities

The Company’s investment securities portfolio totaled $269.8 million as of June 30, 2019, a decrease of $1.2 million, or 0.5%, from December 31, 2018. As of June 30, 2019, the Company had a net unrealized gain on its available for sale investment securities portfolio of $1.5 million, compared to a net unrealized loss of $2.8 million as of December 31, 2018.

The following table summarizes activity in the Company’s investment securities portfolio during the first six months of 2019.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2018	$260,131	$10,872
Purchases	31,332	—
Sales	—	—
Principal maturities, prepayments and calls	(33,266)	(2,593)
Amortization of premiums and accretion of discounts	(845)	(116)
Increase in market value	4,274	—

Balance, June 30, 2019	$261,626	$8,163

Funding Sources

Deposits – Deposits totaled $1.8 billion as of June 30, 2019, an increase of $56.0 million, or 3.2%, compared to December 31, 2018. Core deposits (i.e. checking, savings and money market accounts) totaled $1.4 billion as of June 30, 2019, an increase of $17.5 million, or 1.2%, compared to December 31, 2018. Certificates of deposit totaled $389.4 million as of June 30, 2019, an increase of $38.4 million, or 11.0%, compared to December 31, 2018.

The following table sets forth the composition of the Company’s deposits at the dates indicated.

	June 30,	December 31,	Increase/(Decrease)
(dollars in thousands)	2019	2018	Amount	Percent
Demand deposit	$449,402	$438,146	$11,256	2.6%
Savings	205,798	201,393	4,405	2.2
Money market	278,514	295,705	(17,191)	(5.8)
NOW	506,025	486,979	19,046	3.9
Certificates of deposit	389,430	350,994	38,436	11.0

Total deposits	$1,829,169	$1,773,217	$55,952	3.2%

Federal Home Loan Bank Advances – Long-term FHLB advances totaled $54.6 million as of June 30, 2019 a decrease of $4.1 million, or 7.0%, compared to $58.7 million as of December 31, 2018. The decrease in FHLB advances are primarily due to paydowns on maturing obligations.

Shareholders’ Equity – Shareholders’ equity increased $9.5 million, or 3.1%, from $304.0 million as of December 31, 2018 to $313.5 million as of June 30, 2019, primarily due to earnings during the period.

As of June 30, 2019, the Bank had regulatory capital amounts that were well in excess of regulatory requirements. The following table presents actual and required capital ratios for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2019 based on the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$236,445	14.28%	$115,867	7.00%	$107,591	6.50%
Tier 1 risk-based capital	236,445	14.28	140,696	8.50	132,419	8.00
Total risk-based capital	253,684	15.33	173,800	10.50	165,524	10.00
Tier 1 leverage capital	236,445	11.15	84,855	4.00	106,069	5.00

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

As of June 30, 2019, cash and cash equivalents totaled $71.3 million. At such date, investment securities available for sale totaled $261.6 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. As of June 30, 2019, certificates of deposit maturing within the next 12 months totaled $250.9 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended June 30, 2019, the average balance of outstanding FHLB advances was $57.2 million. As of June 30, 2019, the Company had $54.6 million in total outstanding FHLB advances and had $717.5 million in additional FHLB advances available.

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

Asset/Liability Management

The objective of asset/liability management is to implement strategies for the funding and deployment of the Company’s financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk. Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of June 30, 2019.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	(0.8)
+100	—
-100	(1.5)

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of June 30, 2019 and December 31, 2018.

	Contract Amount
	June 30,	December 31,
(dollars in thousands)	2019	2018
Standby letters of credit	$5,216	$4,288
Available portion of lines of credit	221,562	186,446
Undisbursed portion of loans in process	125,676	108,307
Commitments to originate loans	78,434	92,656

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

RESULTS OF OPERATIONS

During the second quarter of 2019, the Company earned $6.6 million, a decrease of $1.2 million, or 15.4%, compared to the second quarter of 2018. Diluted earnings per share for the second quarter of 2019 were $0.71, a decrease of $0.12, or 14.5%, compared to the second quarter of 2018. Net income for the six months ended June 30, 2019 included facilities-related charges of $504,000, net of tax. Net income for the second quarter of 2018 included merger-related expenses of $894,000, net of tax.

During the six months ended June 30, 2019, the Company earned $14.5 million, a decrease of $769,000, or 5.0%, compared to the six months ended June 30, 2018. Diluted earnings per share for the six months ended June 30, 2019 were $1.56, a decrease of $0.08, or 4.9%, compared to the six months ended June 30, 2018. Net income for the six months ended June 30, 2019 included facilities-related charges of $504,000, net of tax. Net income for the six months ended June 30, 2018 included merger-related expenses of $1.6 million, net of tax.

Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 4.05% and 4.51% for the three months ended June 30, 2019 and June 30, 2018, respectively, and 4.08% and 4.42% for the six months ended June 30, 2019 and June 30, 2018, respectively. The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.36% and 4.69% for the three months ended June 30, 2019 and June 30, 2018, respectively, and 4.39% and 4.59% for the six months ended June 30, 2019 and June 30, 2018, respectively. The decreases in our spread and margin noted above were largely due to increased funding costs.

Net interest income totaled $21.9 million for the three months ended June 30, 2019, a decrease of $1.5 million, or 6.3%, compared to the three months ended June 30, 2018. For the six months ended June 30, 2019 net interest income totaled $43.6 million, a decrease of $2.2 million, or 4.9%, compared to the six months ended June 30, 2018. Net interest income decreased primarily due to an increase in the cost of deposits in both the three- and six-month periods ended June 30, 2019 over the comparable periods.

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

	Three Months Ended June 30,
	2019			2018
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate(1)
Interest-earning assets:
Loans receivable(1)
Originated loans	$1,136,566	$15,841	5.53%	$938,453	$13,061	5.53%
Acquired loans	529,275	7,971	5.99	695,857	10,466	5.98

Total loans receivable(1)	1,665,841	23,812	5.68	1,634,310	23,527	5.72
Investment securities
Taxable	248,171	1,601	2.58	247,304	1,531	2.48
Tax-exempt (TE)	23,096	128	2.80	34,694	179	2.61

Total investment securities	271,267	1,729	2.60	281,998	1,710	2.49
Other interest-earning assets	55,959	380	2.72	65,402	338	2.07

Total interest-earning assets (TE)	1,993,067	$25,921	5.18	1,981,710	$25,575	5.14

Noninterest-earning assets	197,537			182,954

Total assets	$2,190,604			$2,164,664

Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$985,349	$2,097	0.85%	$992,449	$1,030	0.42%
Certificates of deposit	383,345	1,638	1.71	354,597	897	1.02

Total interest-bearing deposits	1,368,694	3,735	1.09	1,347,046	1,927	0.57
Other borrowings	5,539	53	3.84	—	—	—
Short-term FHLB advances	—	—	—	3,586	16	1.81
Long term FHLB advances	57,182	258	1.80	66,690	296	1.77

Total interest-bearing liabilities	1,431,415	$4,046	1.13	1,417,322	$2,239	0.63

Noninterest-bearing liabilities	447,881			460,860

Total liabilities	1,879,296			1,878,182
Shareholders’ equity	311,308			286,482

Total liabilities and shareholders’ equity	$2,190,604			$2,164,664

Net interest-earning assets	$561,652			$564,388

Net interest spread (TE)		$21,875	4.05%		$23,336	4.51%

Net interest margin (TE)			4.36%			4.69%

(1)

Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process. Acquired Loans were recorded at fair value upon acquisition and accrete interest income over the remaining lives of the respective loans.

	Six Months Ended June 30,
	2019			2018
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate(1)
Interest-earning assets:
Loans receivable(1)
Originated loans	$1,121,482	$30,785	5.48%	$924,740	$25,338	5.47%
Acquired loans	536,296	16,225	6.05	716,130	20,993	5.85

Total loans receivable(1)	1,657,778	47,010	5.66	1,640,870	46,331	5.64
Investment securities
Taxable	246,120	3,254	2.64	235,409	2,839	2.41
Tax-exempt (TE)	25,881	283	2.77	35,564	365	2.60

Total investment securities	272,001	3,537	2.66	270,973	3,204	2.44

Other interest-earning assets	55,756	743	2.69	84,266	765	1.83

Total interest-earning assets (TE)	1,985,535	$51,290	5.17	1,996,109	$50,300	5.04

Noninterest-earning assets	192,992			188,567

Total assets	$2,178,527			$2,184,676

Interest-bearing liabilities:
Deposits:

Savings, checking and money market	$984,272	$4,103	0.84%	$1,001,663	$2,042	0.41%
Certificates of deposit	375,523	2,963	1.59	365,219	1,787	0.99

Total interest-bearing deposits	1,359,795	7,066	1.05	1,366,882	3,829	0.56
Other Borrowings	5,539	106	3.87	—	—	—
Short-term FHLB advances	22	—	2.65	3,603	33	1.82

Long term FHLB advances	57,664	521	1.81	67,130	597	1.78

Total interest-bearing liabilities	1,423,020	$7,693	1.09	1,437,615	$4,459	0.62

Noninterest-bearing liabilities	446,719			462,881

Total liabilities	1,869,739			1,900,496
Shareholders’ equity	308,788			284,180

Total liabilities and shareholders’ equity	$2,178,527			$2,184,676

Net interest-earning assets	$562,515			$558,494

Net interest spread (TE)		$43,597	4.08%		$45,841	4.42%

Net interest margin (TE)			4.39%			4.59%

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

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2019 Compared to 2018			2019 Compared to 2018
	Change Attributable To			Change Attributable To
			Total			Total
			Increase			Increase
(dollars in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest income:
Loans receivable	$(102)	$387	$285	$230	$449	$679
Investment securities	86	(67)	19	241	92	333
Other interest-earning assets	98	(56)	42	297	(319)	(22)

Total interest income	82	264	346	768	222	990

Interest expense:

Savings, checking and money market accounts	1,074	(7)	1,067	2,104	(43)	2,061
Certificates of deposit	643	98	741	1,110	66	1,176
Other borrowings	27	26	53	53	53	106
FHLB advances	(3)	(51)	(54)	(19)	(90)	(109)

Total interest expense	1,741	66	1,807	3,248	(14)	3,234

Increase (decrease) in net interest income	$(1,659)	$198	$(1,461)	$(2,480)	$236	$(2,244)

Provision for Loan Losses – For the quarter ended June 30, 2019, the Company recorded a provision for loan losses of $765,000, an increase of $184,000, or 31.7%, compared to the $581,000 recorded for the comparable period in 2018. The increase in provision for the quarter ended June 30, 2019 over the comparable period in the prior year resulted primarily from growth in the loan portfolio.

For the six months ended June 30, 2019, the provision for loan losses totaled $1.2 million, a decrease of $390,000, or 25.2%, compared to $1.5 million recorded for the same period in 2018. The provision for loan losses for the six months ended June 30, 2019 decreased compared to the comparable period in 2018 primarily due to fewer loan downgrades during the 2019 period.

The Company recorded net loan charge-offs of $96,000 during the second quarter of 2019, compared to $123,000 of net loan recoveries in the second quarter of 2018. The Company recorded net loan charge-offs of $264,000 during the six months ended June 30, 2019 and net loan charge-offs of $1.4 million for the six months ended June 30, 2018. Charge-offs were elevated for the six months ended June 30, 2018 primarily due to two loan relationships identified as problem credits in prior periods.

At June 30, 2019, the Company’s ratio of the allowance for loan losses to total loans was 1.02%, compared to 0.99% and 0.92% at December 31, 2018 and June 30, 2018, respectively. Excluding Acquired Loans, the ratio of the allowance for loan losses to total loans was 1.33% at June 30, 2019, compared to 1.36% and 1.40% at December 31, 2018 and June 30, 2018, respectively. The ratio of nonperforming loans to total assets was 1.17% at June 30, 2019, compared to 1.13% and 1.03% at December 31, 2018 and June 30, 2018, respectively.

Noninterest Income – The Company’s noninterest income was $3.0 million for the quarter ended June 30, 2019, a decrease of $368,000, or 11.0%, compared to the $3.3 million earned for the same period in 2018. Noninterest income for the quarter ended June 30, 2019 included $347,000 (pre-tax) in total write-downs of three buildings acquired through mergers and two relocating branch locations.

Noninterest income decreased $685,000, or 10.0%, to $6.1 million for the six months ended June 30, 2019, compared to $6.8 million earned for the comparable period in 2018. Noninterest income decreased over the comparable six-month periods primarily due to asset write-downs and a decrease in service fees and charges.

Noninterest Expense – Noninterest expense decreased $370,000, or 2.3%, to $16.0 million for the quarter ended June 30, 2019, compared to the $16.3 million recorded for the same period in 2018. Noninterest expense decreased over the comparable quarters primarily due to the absence of merger-related expenses in the second quarter of 2019, which was partially offset by a rise in compensation and benefits (up $391,000, or 4.2%) and $291,000 (pre-tax) of costs incurred during the second quarter of 2019 to terminate an office lease acquired through a previous merger. Noninterest expense for the quarter ended June 30, 2018 included merger-related expenses of $1.1 million (pre-tax).

Noninterest expense decreased $669,000, or 2.1%, to $31.2 million for the six months ended June 30, 2019, compared to the $31.9 million for the same period in 2018. Noninterest expense for the six months ended June 30, 2018 included merger-related expenses of $2.0 million (pre-tax). Noninterest expense decreased over the comparable six-month periods primarily due to decreases in data processing and communications, forms, printing and supplies and professional services expenses, offset by increases in compensation and benefits and occupancy expenses.

Income Taxes – For the quarters ended June 30, 2019 and 2018, the Company incurred income tax expense of $1.6 million and $2.0 million, respectively. For the same periods, the Company’s effective tax rate was 19.1% and 20.5%, respectively. For the six months ended June 30, 2019 and June 30, 2018, the Company incurred income tax expense of $2.9 million and $4.0 million, respectively. The Company had an effective tax rate of 16.6% and 20.7% for the six months ended June 30, 2019 and June 30, 2018, respectively. The effective tax rate decreased over the comparable six-month periods primarily due to elevated levels of stock option exercises.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at June 30, 2019 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
April 1 – April 30, 2019	28,405	$35.94	28,405	173,672
May 1 – May 31, 2019	23,160	36.46	23,160	150,512
June 1 – June 30, 2019	31,623	36.17	31,623	118,889

Total	83,188	$36.17	83,188	118,889

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

HOME BANCORP, INC.

August 9, 2019	By:	/s/ John W. Bordelon
John W. Bordelon
President, Chief Executive Officer and Director

August 9, 2019	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer

August 9, 2019	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank, N.A. Senior Vice President and Director of Financial Management