Form 10-Q
period 2019-09-30
HOME BANCORP, INC.
filed 2019-11-08
CIK 1436425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2019
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

At November 6, 2019, the registrant had 9,275,629 shares of common stock, $0.01 par value, outstanding.

HOME BANCORP, INC. and SUBSIDIARY

i

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)	(Audited)
(dollars in thousands)	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$61,289	$59,618
Interest-bearing deposits in banks	449	939
Investment securities available for sale, at fair value	255,114	260,131
Investment securities held to maturity (fair values of $7,238 and $10,841, respectively)	7,193	10,872
Mortgage loans held for sale	6,909	2,086
Loans, net of unearned income	1,707,442	1,649,754
Allowance for loan losses	(17,598)	(16,348)
Total loans, net of unearned income and allowance for loan losses	1,689,844	1,633,406
Office properties and equipment, net	46,362	47,124
Cash surrender value of bank-owned life insurance	39,228	29,560
Goodwill and core deposit intangibles	64,854	66,055
Accrued interest receivable and other assets	46,798	43,867
Total Assets	2,218,040	2,153,658
Liabilities
Deposits:
Noninterest-bearing	446,742	438,146
Interest-bearing	1,384,664	1,335,071
Total Deposits	1,831,406	1,773,217
Other borrowings	5,539	5,539
Long-term Federal Home Loan Bank advances	47,853	58,698
Accrued interest payable and other liabilities	18,565	12,164
Total Liabilities	1,903,363	1,849,618
Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 9,331,099 and 9,459,050 shares issued and outstanding, respectively	93	95
Additional paid-in capital	168,822	168,243
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(3,213)	(3,481)
Recognition and Retention Plan (RRP)	(47)	(58)
Retained earnings	147,841	141,447
Accumulated other comprehensive income (loss)	1,181	(2,206)
Total Shareholders’ Equity	314,677	304,040
Total Liabilities and Shareholders’ Equity	$2,218,040	$2,153,658

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Interest Income
Loans, including fees	$23,562	$24,118	$70,572	$70,448
Investment securities:
Taxable interest	1,401	1,516	4,655	4,355
Tax-exempt interest	114	178	397	543
Other investments and deposits	397	297	1,140	1,063
Total interest income	25,474	26,109	76,764	76,409
Interest Expense
Deposits	4,050	2,312	11,116	6,142
Other borrowings expense	53	—	159	—
Short-term Federal Home Loan Bank advances	—	6	—	39
Long-term Federal Home Loan Bank advances	230	281	751	877
Total interest expense	4,333	2,599	12,026	7,058
Net interest income	21,141	23,510	64,738	69,351
Provision for loan losses	1,146	786	2,301	2,331
Net interest income after provision for loan losses	19,995	22,724	62,437	67,020
Noninterest Income
Service fees and charges	1,516	1,638	4,396	4,812
Bank card fees	1,141	1,110	3,414	3,405
Gain on sale of loans, net	355	206	758	614
Income from bank-owned life insurance	1,464	166	1,831	490
(Loss) gain on sale of assets, net	(8)	(68)	(336)	77
Other income	306	289	853	770
Total noninterest income	4,774	3,341	10,916	10,168
Noninterest Expense
Compensation and benefits	10,266	9,328	28,977	27,492
Occupancy	1,791	1,661	5,405	5,055
Marketing and advertising	418	329	997	939
Data processing and communication	1,764	1,804	4,782	5,827
Professional services	227	265	684	856
Forms, printing and supplies	172	180	514	811
Franchise and shares tax	399	362	1,196	1,091
Regulatory fees	127	455	717	1,177
Foreclosed assets, net	47	58	328	247
Amortization of acquisition intangible	393	450	1,201	1,407
Other expenses	1,006	804	3,052	2,706
Total noninterest expense	16,610	15,696	47,853	47,608
Income before income tax expense	8,159	10,369	25,500	29,580
Income tax expense	1,303	2,107	4,174	6,079
Net Income	$6,856	$8,262	$21,326	$23,501
Earnings per share:
Basic	$0.76	$0.91	$2.34	$2.59
Diluted	$0.75	$0.89	$2.32	$2.53
Cash dividends declared per common share	$0.21	$0.19	$0.62	$0.51
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Net Income	$6,856	$8,262	$21,326	$23,501
Other Comprehensive Income (Loss)
Unrealized gains (losses) on investment securities	14	(1,279)	4,287	(4,289)
Tax effect	(3)	268	(900)	901
Other comprehensive income (loss), net of taxes	11	(1,011)	3,387	(3,388)
Comprehensive Income	$6,867	$7,251	$24,713	$20,113

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2017	$94	$165,341	$(3,838)	$(84)	$117,313	$(955)	$277,871
Net income					23,501		23,501
Other comprehensive loss						(3,388)	(3,388)
Reclassification of stranded tax effects in accumulated other comprehensive income					206	(206)	—
Purchase of Company’s common stock at cost, 8,283 shares	—	(83)			(297)		(380)
Cash dividends declared, $0.51 per share					(4,810)		(4,810)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 16,898 shares	—	139			(65)		74
Exercise of stock options	1	897					898
RRP shares released for allocation		(7)		7			—
ESOP shares released for allocation		1,109	267				1,376
Share-based compensation cost		546					546
Balance, September 30, 2018	$95	$167,942	$(3,571)	$(77)	$135,848	$(4,549)	$295,688
Balance, December 31, 2018	$95	$168,243	$(3,481)	$(58)	$141,447	$(2,206)	$304,040
Net income					21,326		21,326
Other comprehensive income						3,387	3,387
Purchase of Company’s common stock at cost, 341,095 shares	(3)	(3,408)			(9,008)		(12,419)
Cash dividends declared, $0.62 per share					(5,858)		(5,858)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 24,392 shares	—	233			(66)		167
Exercise of stock options	1	2,228					2,229
RRP shares released for allocation		(11)		11			—
ESOP shares released for allocation		922	268				1,190
Share-based compensation cost		615					615
Balance, September 30, 2019	$93	$168,822	$(3,213)	$(47)	$147,841	$1,181	$314,677

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - CONTINUED
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, June 30, 2018	$94	$166,897	$(3,660)	$(77)	$129,645	$(3,538)	$289,361
Net income					8,262		8,262
Other comprehensive loss						(1,011)	(1,011)
Purchase of Company’s common stock at cost,7,206 shares	—	(72)			(259)		(331)
Cash dividends declared, $0.19 per share					(1,799)		(1,799)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 370 shares	—	(31)			(1)		(32)
Exercise of stock options	1	558					559
RRP shares released for allocation		(3)		—			(3)
ESOP shares released for allocation		390	89				479
Share-based compensation cost		203					203
Balance, September 30, 2018	$95	$167,942	$(3,571)	$(77)	$135,848	$(4,549)	$295,688
Balance, June 30, 2019	$94	$169,233	$(3,303)	$(48)	$146,348	$1,170	$313,494
Net income					6,856		6,856
Other comprehensive income						11	11
Purchase of Company’s common stock at cost, 123,902 shares	(1)	(1,238)			(3,385)		(4,624)
Cash dividends declared, $0.21 per share					(1,976)		(1,976)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 5,071 shares	—	130			(2)		128
Exercise of stock options	—	143					143
RRP shares released for allocation		(1)		1			—
ESOP shares released for allocation		318	90				408
Share-based compensation cost		237					237
Balance, September 30, 2019	$93	$168,822	$(3,213)	$(47)	$147,841	$1,181	$314,677

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$21,326	$23,501
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,301	2,331
Depreciation	2,107	1,832
Amortization and accretion of purchase accounting valuations and intangibles	4,768	6,259
Net amortization of mortgage servicing asset	83	113
Federal Home Loan Bank stock dividends	(119)	(90)
Net amortization of discount on investments	1,605	1,516
Gain on loans sold, net	(758)	(614)
Proceeds, including principal payments, from loans held for sale	81,021	73,539
Originations of loans held for sale	(85,086)	(70,521)
Non-cash compensation	1,805	1,922
Deferred income tax expense	176	225
Increase in accrued interest receivable and other assets	(3,961)	(9,003)
Increase in cash surrender value of bank-owned life insurance	(636)	(490)
Change in accrued interest payable and other liabilities	6,404	1,685
Net cash provided by operating activities	31,036	32,205
Cash flows from investing activities:
Purchases of securities available for sale	(46,914)	(67,539)
Proceeds from maturities, prepayments and calls on securities available for sale	54,775	38,016
Proceeds from maturities, prepayments and calls on securities held to maturity	3,517	1,855
(Increase) decrease in loans, net	(63,679)	18,222
Reimbursement from FDIC for covered assets	142	—
Decrease in interest-bearing deposits in banks	490	1,237
Proceeds from sale of repossessed assets	1,720	616
Purchases of office properties and equipment	(3,009)	(2,824)
Purchase of bank-owned life insurance	(10,000)	—
Proceeds from bank-owned life insurance	2,163	—
Proceeds from sale of office properties and equipment	53	1,051
Net cash used in investing activities	(60,742)	(9,366)
Cash flows from financing activities:
Increase (decrease) in deposits, net	58,152	(94,992)
Borrowings on Federal Home Loan Bank advances	6,010	—
Repayments of Federal Home Loan Bank advances	(16,904)	(12,323)
Proceeds from exercise of stock options	2,229	898
Issuance of stock under incentive plans	167	74
Dividends paid to shareholders	(5,858)	(4,810)
Purchase of Company’s common stock	(12,419)	(380)
Net cash provided by (used in) financing activities	31,377	(111,533)
Net change in cash and cash equivalents	1,671	(88,694)
Cash and cash equivalents at beginning of year	59,618	150,418
Cash and cash equivalents at end of period	$61,289	$61,724
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Home Bancorp, Inc. (the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. Certain reclassifications have been made to prior period balances to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2018.
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
2. Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, “Conforming Amendments Related to Leases”. This ASU amends the codification regarding leases in order to increase transparency and comparability. Under former GAAP, the recognition of lease assets and lease liabilities by lessees was not required if the terms of the lease qualified it as an operating lease. ASU No. 2016-02 requires companies to recognize lease assets and liabilities on the statement of condition and disclose key information about leasing arrangements, for both operating and capital or finance leases. A lessee must recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. The ASU is effective for annual and interim periods beginning after December 15, 2018. The Company implemented an accounting policy election to keep leases with an initial term of 12 months or less off the Company’s consolidated balance sheet. As of September 30, 2019, the Company’s right-of-use assets and liabilities, net of amortization, were $4.6 million. The Company reports its right-of-use assets and liabilities within accrued interest receivable and other assets and accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition. The ASU did not have material impact on the consolidated income statement for the three-months or nine-months ended September 30, 2019, and is not expected to in future periods.
In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments,” which introduced a new impairment model known as CECL (Current Expected Credit Losses). The ASU requires a financial asset (or group of financial assets) measured on an amortized cost basis to be presented at an amount net of an allowance for credit losses, which reflects expected losses for the full life of the financial asset. Under current GAAP, credit losses are not recognized until the occurrence of the loss is probable and entities, in general, only consider past events and current conditions when measuring incurred losses. ASU No. 2016-13 will require entities to recognize a current estimate of all expected credit losses, thus eliminating the “probable” recognition threshold. To produce a current estimate of expected credit losses, the standard will require entities to incorporate forecasted information along with relevant information about past events, including historical experience, and current conditions that affect the collectability of the reported amount of financial assets. The ASU also amends the accounting model for purchased financial assets and replaces the current accounting for purchased credit impaired ("PCI") financial assets with the concept of purchased credit deteriorated ("PCD") financial assets. For non-PCD assets, an initial CECL estimate will be recognized through the allowance for credit losses and the provision for loan losses. For PCD assets, an initial CECL estimate will be recognized through the allowance for credit losses with an offset to the cost basis of the PCD asset. Financial assets currently classified as PCI will be classified as PCD assets upon implementation of the ASU. Held-to-maturity debt securities and off-balance-sheet arrangements, such as commitments to extend credit, guarantees and standby letters of credit that are not unconditionally cancellable, are also within the scope of this amendment. In addition, ASU 2016-13 will require expected credit related losses for available-for-sale debt securities to be recorded through an allowance for credit losses, while non-credit related losses will continue to be recognized through Other Comprehensive Income (“OCI”). This ASU is effective for fiscal years beginning after December 31, 2019. An entity will apply the amendments in this update on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is conducting parallel testing of the CECL estimation process to determine the potential impact to our Consolidated Financial Statements upon the implementation of ASU No. 2016-13. Currently, the Company expects the adoption of the ASU to increase the allowance for loan losses and the provision for loan losses. The extent of the impact upon adoption is not known and will depend on the characteristics of the Company’s loan portfolio and economic conditions on that date as well as forecasted conditions thereafter.
In January 2017, FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other, Simplifying the Test for Goodwill Impairment”. The amendment in this ASU eliminates the requirement to calculate the implied fair value of goodwill in order to measure a goodwill impairment charge. An entity will record an impairment charge based on the excess of the carrying amount over its fair value. This ASU is effective for fiscal and interim testing periods beginning after December 15, 2019. The Company has early adopted the amendment and it has not impacted our Consolidated Financial Statements.
In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The ASU removes, modifies and adds certain disclosure requirements for fair value measurements. For example, public entities will no longer be required to disclose the valuation processes for Level 3 fair value measurements, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019. In addition, entities may early adopt the modified or eliminated disclosure requirements and delay adoption of the additional disclosure requirements until their effective date. The Company is currently assessing the impact of adoption of this guidance upon its disclosures. ASU No. 2018-13 will not impact our Consolidated Financial Statements, as the update only revises disclosure requirements.
3. Investment Securities
Summary information regarding the Company’s investment securities classified as available for sale and held to maturity as of September 30, 2019 and December 31, 2018 is as follows.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
September 30, 2019
Available for sale:
U.S. agency mortgage-backed	$82,597	$1,226	$54	$74	$83,695
Collateralized mortgage obligations	152,143	958	351	366	152,384
Municipal bonds	15,059	181	26	—	15,214
U.S. government agency	3,820	13	2	10	3,821
Total available for sale	$253,619	$2,378	$433	$450	$255,114
Held to maturity:
Municipal bonds	$7,193	$46	$1	$—	$7,238
Total held to maturity	$7,193	$46	$1	$—	$7,238

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
December 31, 2018
Available for sale:
U.S. agency mortgage-backed	$86,487	$485	$171	$892	$85,909
Collateralized mortgage obligations	145,814	129	161	2,191	143,591
Municipal bonds	21,453	52	16	12	21,477
U.S. government agency	9,169	29	19	25	9,154
Total available for sale	$262,923	$695	$367	$3,120	$260,131
Held to maturity:
Municipal bonds	$10,872	$11	$5	$37	$10,841
Total held to maturity	$10,872	$11	$5	$37	$10,841
The estimated fair value and amortized cost by contractual maturity of the Company’s investment securities as of September 30, 2019 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$43	$10,308	$22,898	$50,446	$83,695
Collateralized mortgage obligations	—	—	—	152,384	152,384
Municipal bonds	778	5,549	2,185	6,702	15,214
U.S. government agency	—	—	—	3,821	3,821
Total securities available for sale	$821	$15,857	$25,083	$213,353	$255,114
Securities held to maturity:
Municipal bonds	$—	$2,603	$2,188	$2,447	$7,238
Total securities held to maturity	$—	$2,603	$2,188	$2,447	$7,238

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$41	$10,277	$22,581	$49,698	$82,597
Collateralized mortgage obligations	—	—	—	152,143	152,143
Municipal bonds	776	5,524	2,119	6,640	15,059
U.S. government agency	—	—	—	3,820	3,820
Total securities available for sale	$817	$15,801	$24,700	$212,301	$253,619
Securities held to maturity:
Municipal bonds	$—	$2,593	$2,157	$2,443	$7,193
Total securities held to maturity	$—	$2,593	$2,157	$2,443	$7,193

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
As of September 30, 2019, 64 of the Company’s investment securities had unrealized losses totaling 0.8% of the individual securities’ amortized cost basis and 0.3% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 35 of the 64 securities had been in a continuous loss position for over 12 months. The 35 securities had an aggregate amortized cost basis of $47,162,000 and an unrealized loss of $450,000 at September 30, 2019. Management has the intent and ability to hold these securities until maturity, or until anticipated recovery; hence, no declines in these securities were deemed other-than-temporary at September 30, 2019.
As of September 30, 2019 and December 31, 2018, the Company had $172,339,000 and $157,198,000, respectively, of securities pledged to secure public deposits.
4. Earnings Per Share
Earnings per common share were computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net income available to common shareholders	$6,856	$8,262	$21,326	$23,501
Denominator:
Weighted average common shares outstanding	9,059	9,098	9,114	9,053
Effect of dilutive securities:
Restricted stock	9	19	12	21
Stock options	39	204	63	223
Weighted average common shares outstanding – assuming dilution	9,107	9,321	9,189	9,297
Basic earnings per common share	$0.76	$0.91	$2.34	$2.59
Diluted earnings per common share	$0.75	$0.89	$2.32	$2.53
Options on 100,288 and 27,934 shares of common stock were not included in the computation of diluted earnings per share for the three months ended September 30, 2019 and 2018, respectively, because the effect of these shares was anti-dilutive. Options on 90,511 and 15,850 shares of common stock were not included in the computation of diluted earnings per share for the nine months ended September 30, 2019 and 2018, respectively, because the effect of these shares was anti-dilutive.

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

The Company’s loans, net of unearned income, consisted of the following as of the dates indicated.

(dollars in thousands)	September 30, 2019	December 31, 2018
Real estate loans:
One- to four-family first mortgage	$432,964	$450,363
Home equity loans and lines	81,835	83,976
Commercial real estate	719,392	640,575
Construction and land	188,879	193,597
Multi-family residential	56,733	54,455
Total real estate loans	1,479,803	1,422,966
Other loans:
Commercial and industrial	180,264	172,934
Consumer	47,375	53,854
Total other loans	227,639	226,788
Total loans	$1,707,442	$1,649,754
The net discount on the Company’s loans was $14,016,000 and $18,811,000 at September 30, 2019 and December 31, 2018, respectively, of which $6,228,000 and $7,865,000 for the same time periods, respectively, were related to impaired loans. In addition, loan balances as of September 30, 2019 and December 31, 2018 are reported net of unearned income of $2,922,000 and $2,716,000, respectively.

Allowance for Loan Losses
The allowance for loan losses and recorded investment in loans as of the dates indicated are as follows.

	September 30, 2019
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,939	$—	$464	$2,403
Home equity loans and lines	711	348	29	1,088
Commercial real estate	5,631	361	823	6,815
Construction and land	2,168	—	4	2,172
Multi-family residential	572	—	—	572
Commercial and industrial	2,813	701	336	3,850
Consumer	450	—	248	698
Total allowance for loan losses	$14,284	$1,410	$1,904	$17,598

	September 30, 2019
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Loans:
One- to four-family first mortgage	$242,256	$187	$190,521	$432,964
Home equity loans and lines	56,542	800	24,493	81,835
Commercial real estate	510,913	6,830	201,649	719,392
Construction and land	164,444	—	24,435	188,879
Multi-family residential	48,731	—	8,002	56,733
Commercial and industrial	147,555	1,233	31,476	180,264
Consumer	36,048	—	11,327	47,375
Total loans	$1,206,489	$9,050	$491,903	$1,707,442

	December 31, 2018
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,937	$—	$199	$2,136
Home equity loans and lines	682	349	48	1,079
Commercial real estate	5,272	484	369	6,125
Construction and land	2,280	—	5	2,285
Multi-family residential	522	—	28	550
Commercial and industrial	2,541	321	366	3,228
Consumer	472	—	473	945
Total allowance for loan losses	$13,706	$1,154	$1,488	$16,348

	December 31, 2018
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans(1)	Total
Loans:
One- to four-family first mortgage	$227,602	$—	$222,761	$450,363
Home equity loans and lines	53,049	866	30,061	83,976
Commercial real estate	432,217	7,059	201,299	640,575
Construction and land	161,232	—	32,365	193,597
Multi-family residential	42,222	—	12,233	54,455
Commercial and industrial	131,250	1,952	39,732	172,934
Consumer	37,711	—	16,143	53,854
Total loans	$1,085,283	$9,877	$554,594	$1,649,754
(1)$8.9 million and $10.0 million in Acquired Loans were deemed to be acquired impaired loans and were accounted for under ASC 310-30 at September 30, 2019 and December 31, 2018, respectively.

A summary of activity in the allowance for loan losses for the nine months ended September 30, 2019 and September 30, 2018 follows.

	Nine Months Ended September 30, 2019
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,937	$(4)	$—	$6	$1,939
Home equity loans and lines	1,031	(42)	10	60	1,059
Commercial real estate	5,756	(139)	—	375	5,992
Construction and land	2,280	—	—	(112)	2,168
Multi-family residential	522	—	—	50	572
Commercial and industrial	2,862	(744)	23	1,373	3,514
Consumer	472	(104)	34	48	450
Total allowance for loan losses	$14,860	$(1,033)	67	$1,800	$15,694
Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$199	$—	$—	$265	$464
Home equity loans and lines	48	—	—	(19)	29
Commercial real estate	369	—	—	454	823
Construction and land	5	—	—	(1)	4
Multi-family residential	28	—	—	(28)	—
Commercial and industrial	366	—	—	(30)	336
Consumer	473	(85)	—	(140)	248
Total allowance for loan losses	$1,488	$(85)	$—	$501	$1,904

Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$2,136	$(4)	$—	$271	$2,403
Home equity loans and lines	1,079	(42)	10	41	1,088
Commercial real estate	6,125	(139)	—	829	6,815
Construction and land	2,285	—	—	(113)	2,172
Multi-family residential	550	—	—	22	572
Commercial and industrial	3,228	(744)	23	1,343	3,850
Consumer	945	(189)	34	(92)	698
Total allowance for loan losses	$16,348	$(1,118)	$67	$2,301	$17,598

	Nine Months Ended September 30, 2018
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,574	$(1)	$—	$288	$1,861
Home equity loans and lines	1,024	—	3	13	1,040
Commercial real estate	4,766	—	—	565	5,331
Construction and land	1,742	—	—	279	2,021
Multi-family residential	355	—	—	185	540
Commercial and industrial	4,346	(1,503)	153	119	3,115
Consumer	496	(60)	13	35	484
Total allowance for loan losses	$14,303	$(1,564)	$169	$1,484	$14,392
Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$89	$—	$—	$(36)	$53
Home equity loans and lines	78	—	—	(26)	52
Commercial real estate	140	—	—	97	237
Construction and land	7	—	—	(1)	6
Multi-family residential	—	—	—	60	60
Commercial and industrial	184	—	—	391	575
Consumer	6	—	—	362	368
Total allowance for loan losses	$504	$—	$—	$847	$1,351
Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,663	$(1)	$—	$252	$1,914
Home equity loans and lines	1,102	—	3	(13)	1,092
Commercial real estate	4,906	—	—	662	5,568
Construction and land	1,749	—	—	278	2,027
Multi-family residential	355	—	—	245	600
Commercial and industrial	4,530	(1,503)	153	510	3,690
Consumer	502	(60)	13	397	852
Total allowance for loan losses	$14,807	$(1,564)	$169	$2,331	$15,743

Credit Quality
The following tables present the Company’s loan portfolio by credit quality classification as of the dates indicated.

	September 30, 2019
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$238,197	$1,985	$2,261	$—	$242,443
Home equity loans and lines	56,176	43	1,123	—	57,342
Commercial real estate	504,930	3,786	9,027	—	517,743
Construction and land	162,368	859	1,217	—	164,444
Multi-family residential	48,731	—	—	—	48,731
Commercial and industrial	144,554	407	3,827	—	148,788
Consumer	35,734	267	47	—	36,048
Total originated loans	$1,190,690	$7,347	$17,502	$—	$1,215,539
Acquired loans:
One- to four-family first mortgage	$183,205	$1,696	$5,620	$—	$190,521
Home equity loans and lines	24,036	278	179	—	24,493
Commercial real estate	186,766	1,514	13,369	—	201,649
Construction and land	22,259	661	1,515	—	24,435
Multi-family residential	7,260	515	227	—	8,002
Commercial and industrial	27,035	46	4,395	—	31,476
Consumer	10,953	193	181	—	11,327
Total acquired loans	$461,514	$4,903	$25,486	$—	$491,903
Total loans:
One- to four-family first mortgage	$421,402	$3,681	$7,881	$—	$432,964
Home equity loans and lines	80,212	321	1,302	—	81,835
Commercial real estate	691,696	5,300	22,396	—	719,392
Construction and land	184,627	1,520	2,732	—	188,879
Multi-family residential	55,991	515	227	—	56,733
Commercial and industrial	171,589	453	8,222	—	180,264
Consumer	46,687	460	228	—	47,375
Total loans	$1,652,204	$12,250	$42,988	$—	$1,707,442

	December 31, 2018
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$221,930	$1,852	$3,820	$—	$227,602
Home equity loans and lines	52,344	69	1,502	—	53,915
Commercial real estate	425,851	4,463	8,962	—	439,276
Construction and land	159,428	—	1,804	—	161,232
Multi-family residential	42,222	—	—	—	42,222
Commercial and industrial	126,126	1,717	5,359	—	133,202
Consumer	37,312	126	273	—	37,711
Total originated loans	$1,065,213	$8,227	$21,720	$—	$1,095,160
Acquired loans:
One- to four-family first mortgage	$213,199	$2,474	$7,088	$—	$222,761
Home equity loans and lines	29,451	270	340	—	30,061
Commercial real estate	183,514	5,189	12,596	—	201,299
Construction and land	30,005	917	1,443	—	32,365
Multi-family residential	11,401	582	250	—	12,233
Commercial and industrial	35,918	1,376	2,438	—	39,732
Consumer	15,521	262	360	—	16,143
Total acquired loans	$519,009	$11,070	$24,515	$—	$554,594
Total loans:
One- to four-family first mortgage	$435,129	$4,326	$10,908	$—	$450,363
Home equity loans and lines	81,795	339	1,842	—	83,976
Commercial real estate	609,365	9,652	21,558	—	640,575
Construction and land	189,433	917	3,247	—	193,597
Multi-family residential	53,623	582	250	—	54,455
Commercial and industrial	162,044	3,093	7,797	—	172,934
Consumer	52,833	388	633	—	53,854
Total loans	$1,584,222	$19,297	$46,235	$—	$1,649,754
The above classifications follow regulatory guidelines and can generally be described as follows:

•Pass loans are of satisfactory quality.
•Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in the collateral values.
•Substandard loans have an existing specific and well-defined weakness that may include poor liquidity and deterioration of financial performance. Such loans may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.
•Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.
In addition, residential loans are classified using an inter-agency regulatory methodology that incorporates, among other factors, the extent of delinquencies and loan-to-value ratios. These classifications were the most current available as of the dates indicated and were generally updated within the quarter.

Age analysis of past due loans as of the dates indicated are as follows.

	September 30, 2019
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,641	$701	$702	$3,044	$239,399	$242,443
Home equity loans and lines	354	43	40	437	56,905	57,342
Commercial real estate	554	3,602	6,811	10,967	506,776	517,743
Construction and land	872	—	494	1,366	163,078	164,444
Multi-family residential	—	—	—	—	48,731	48,731
Total real estate loans	3,421	4,346	8,047	15,814	1,014,889	1,030,703
Other loans:
Commercial and industrial	63	303	1,160	1,526	147,262	148,788
Consumer	138	81	29	248	35,800	36,048
Total other loans	201	384	1,189	1,774	183,062	184,836
Total originated loans	$3,622	$4,730	$9,236	$17,588	$1,197,951	$1,215,539
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$4,567	$454	$1,482	$6,503	$184,018	$190,521
Home equity loans and lines	160	68	120	348	24,145	24,493
Commercial real estate	372	549	2,592	3,513	198,136	201,649
Construction and land	386	370	1,224	1,980	22,455	24,435
Multi-family residential	—	—	—	—	8,002	8,002
Total real estate loans	5,485	1,441	5,418	12,344	436,756	449,100
Other loans:
Commercial and industrial	630	213	459	1,302	30,174	31,476
Consumer	274	48	110	432	10,895	11,327
Total other loans	904	261	569	1,734	41,069	42,803
Total acquired loans	$6,389	$1,702	$5,987	$14,078	$477,825	$491,903
Total loans:
Real estate loans:
One- to four-family first mortgage	$6,208	$1,155	$2,184	$9,547	$423,417	$432,964
Home equity loans and lines	514	111	160	785	81,050	81,835
Commercial real estate	926	4,151	9,403	14,480	704,912	719,392
Construction and land	1,258	370	1,718	3,346	185,533	188,879
Multi-family residential	—	—	—	—	56,733	56,733
Total real estate loans	8,906	5,787	13,465	28,158	1,451,645	1,479,803
Other loans:
Commercial and industrial	693	516	1,619	2,828	177,436	180,264
Consumer	412	129	139	680	46,695	47,375
Total other loans	1,105	645	1,758	3,508	224,131	227,639
Total loans	$10,011	$6,432	$15,223	$31,666	$1,675,776	$1,707,442

	December 31, 2018
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$3,913	$270	$64	$4,247	$223,355	$227,602
Home equity loans and lines	326	61	41	428	53,487	53,915
Commercial real estate	714	34	168	916	438,360	439,276
Construction and land	576	—	740	1,316	159,916	161,232
Multi-family residential	—	—	—	—	42,222	42,222
Total real estate loans	5,529	365	1,013	6,907	917,340	924,247
Other loans:
Commercial and industrial	362	1,369	265	1,996	131,206	133,202
Consumer	319	131	196	646	37,065	37,711
Total other loans	681	1,500	461	2,642	168,271	170,913
Total originated loans	$6,210	$1,865	$1,474	$9,549	$1,085,611	$1,095,160
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$4,196	$1,258	$3,702	$9,156	$213,605	$222,761
Home equity loans and lines	462	116	163	741	29,320	30,061
Commercial real estate	3,104	265	1,143	4,512	196,787	201,299
Construction and land	1,050	488	813	2,351	30,014	32,365
Multi-family residential	84	—	—	84	12,149	12,233
Total real estate loans	8,896	2,127	5,821	16,844	481,875	498,719
Other loans:
Commercial and industrial	4,315	109	329	4,753	34,979	39,732
Consumer	357	277	262	896	15,247	16,143
Total other loans	4,672	386	591	5,649	50,226	55,875
Total acquired loans	$13,568	$2,513	$6,412	$22,493	$532,101	$554,594
Total loans:
Real estate loans:
One- to four-family first mortgage	$8,109	$1,528	$3,766	$13,403	$436,960	$450,363
Home equity loans and lines	788	177	204	1,169	82,807	83,976
Commercial real estate	3,818	299	1,311	5,428	635,147	640,575
Construction and land	1,626	488	1,553	3,667	189,930	193,597
Multi-family residential	84	—	—	84	54,371	54,455
Total real estate loans	14,425	2,492	6,834	23,751	1,399,215	1,422,966
Other loans:
Commercial and industrial	4,677	1,478	594	6,749	166,185	172,934
Consumer	676	408	458	1,542	52,312	53,854
Total other loans	5,353	1,886	1,052	8,291	218,497	226,788
Total loans	$19,778	$4,378	$7,886	$32,042	$1,617,712	$1,649,754

The increase in loans greater than 90 days past due for the nine months ending September 30, 2019 was primarily due to a $6.4 million non-performing commercial relationship which filed for bankruptcy during the third quarter of 2019. Excluding Acquired Loans with deteriorated credit quality, the Company did not have any loans greater than 90 days past due and accruing as of September 30, 2019 or December 31, 2018.

The following table summarizes the accretable discount on loans accounted for under ASC 310-30 as of the dates indicated.

	Nine Months Ended
(dollars in thousands)	September 30, 2019	September 30, 2018
Balance at beginning of period	$(9,147)	$(9,303)
Accretion	1,571	1,849
Transfers from nonaccretable difference to accretable discount	(462)	(2,559)
Balance at end of period	$(8,038)	$(10,013)
The following table summarizes information pertaining to originated loans, which were deemed impaired loans as of the dates indicated.

	For the Period Ended September 30, 2019
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$187	$187	$—	$84	$—
Home equity loans and lines	410	453	—	423	—
Commercial real estate	19	22	—	48	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	295	332	—	1,320	—
Consumer	—	—	—	—	—
Total	$911	$994	$—	$1,875	$—
With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	390	432	348	406	—
Commercial real estate	6,811	6,885	361	6,836	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	938	1,217	701	443	—
Consumer	—	—	—	—	—
Total	$8,139	$8,534	$1,410	$7,685	$—
Total impaired loans:
One- to four-family first mortgage	$187	$187	$—	$84	$—
Home equity loans and lines	800	885	348	829	—
Commercial real estate	6,830	6,907	361	6,884	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,233	1,549	701	1,763	—
Consumer	—	—	—	—	—
Total	$9,050	$9,528	$1,410	$9,560	$—

	For the Period Ended December 31, 2018
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	441	476	—	454	—
Commercial real estate	149	161	—	32	7
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,540	1,904	—	438	—
Consumer	—	—	—	—	—
Total	$2,130	$2,541	$—	$924	$7
With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	425	457	349	440	—
Commercial real estate	6,910	6,910	484	2,057	38
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	412	442	321	1,367	1
Consumer	—	—	—	—	—
Total	$7,747	$7,809	$1,154	$3,864	$39
Total impaired loans:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	866	933	349	894	—
Commercial real estate	7,059	7,071	484	2,089	45
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,952	2,346	321	1,805	1
Consumer	—	—	—	—	—
Total	$9,877	$10,350	$1,154	$4,788	$46

	For the Period Ended September 30, 2018
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	450	476	—	458	—
Commercial real estate	21	33	—	22	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	324	440	—	347	—
Consumer	—	—	—	—	—
Total	$795	$949	$—	$827	$—

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	435	461	348	443	—
Commercial real estate	5,923	5,923	187	658	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	2,686	2,905	862	1,186	—
Consumer	—	—	—	—	—
Total	$9,044	$9,289	$1,397	$2,287	$—
Total impaired loans:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	885	937	348	901	—
Commercial real estate	5,944	5,956	187	680	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	3,010	3,345	862	1,533	—
Consumer	—	—	—	—	—
Total	$9,839	$10,238	$1,397	$3,114	$—

The following table summarizes information pertaining to nonaccrual loans as of dates indicated.

	September 30, 2019			December 31, 2018
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans:
One- to four-family first mortgage	$2,022	$2,392	$4,414	$1,984	$3,188	$5,172
Home equity loans and lines	840	185	1,025	1,457	242	1,699
Commercial real estate	7,710	5,876	13,586	7,940	3,403	11,343
Construction and land	494	1,373	1,867	740	854	1,594
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	2,108	1,778	3,886	2,986	1,002	3,988
Consumer	47	181	228	273	343	616
Total	$13,221	$11,785	$25,006	$15,380	$9,032	$24,412
(1)Table excludes Acquired Loans which were being accounted for under ASC 310-30 because they continue to earn interest from accretable yield regardless of their status as past due or otherwise not in compliance with their contractual terms. Acquired Loans with deteriorated credit quality which were being accounted for under ASC 310-30 and which were 90 days or more past due totaled $2.4 million and $1.7 million as of September 30, 2019 and December 31, 2018, respectively.
As of September 30, 2019, the Company had no outstanding commitments to lend additional funds to any customer whose loan was classified as impaired.
Troubled Debt Restructurings
During the course of its lending operations, the Company periodically grants concessions to its customers in an attempt to protect as much of its investment as possible and to minimize risk of loss. These concessions may include restructuring the terms of a customer loan to alleviate the burden of the customer’s near-term cash requirements. Loans are considered troubled debt restructurings (“TDR”) when the Company agrees to restructure a loan to a borrower who is experiencing financial difficulties in a manner that is deemed to be a “concession”. The Company defines a concession as a modification of existing terms granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties that the Company would otherwise not consider. The concession either is granted through an agreement with the customer or is imposed by a court or by law. Concessions include modifying original loan terms to reduce or defer cash payments required as part of the loan agreement, including but not limited to:

•a reduction of the stated interest rate for the remaining original life of the debt,
•an extension of the maturity date or dates at an interest rate lower than the current market rate for new debt with similar risk characteristics,
•a reduction of the face amount or maturity amount of the debt or
•a reduction of accrued interest receivable on the debt.

In its determination of whether the customer is experiencing financial difficulties, the Company considers numerous indicators, including, but not limited to:

•whether the customer is currently in default on its existing loan, or is in an economic position where it is probable the customer will be in default on its loan in the foreseeable future without a modification,
•whether the customer has declared or is in the process of declaring bankruptcy,
•whether there is substantial doubt about the customer’s ability to continue as a going concern,
•whether, based on its projections of the customer’s current capabilities, the Company believes the customer’s future cash flows will be insufficient to service the debt, including interest, in accordance with the contractual terms of the existing agreement for the foreseeable future and
•whether, without modification, the customer cannot obtain sufficient funds from other sources at an effective interest rate equal to the current market rate for similar debt for a non-troubled debtor.
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
The following table summarizes information pertaining to TDRs modified during the periods indicated.

	Nine Months Ended September 30,
	2019			2018
(dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
One- to four-family first mortgage	6	$924	$911	2	$1,132	$1,131
Home equity loans and lines	—	—	—	—	—	—
Commercial real estate	1	89	88	1	6,423	5,923
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	—	—	—	2	738	676
Other consumer	2	11	10	3	20	20
Total	9	$1,024	$1,009	8	$8,313	$7,750
None of the performing troubled debt restructurings as of September 30, 2019 had defaulted subsequent to the restructuring through the date the financial statements were available to be issued.
6. Fair Value Measurements and Disclosures
The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company groups assets and liabilities measured or disclosed at fair value in three levels as required by ASC 820, Fair Value Measurements and Disclosures. Under this guidance, fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the inputs used to develop those assumptions and measure fair value. The hierarchy requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels used to measure fair value are as follows:

•Level 1 – Quoted prices in active markets for identical assets or liabilities.
•Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
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
Management primarily identifies investment securities which may have traded in illiquid or inactive markets, by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of September 30, 2019, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.
The following tables present the balances of assets measured for fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

(dollars in thousands)	September 30, 2019	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$83,695	$—	$83,695	$—
Collateralized mortgage obligations	152,384	—	152,384	—
Municipal bonds	15,214	—	15,214	—
U.S. government agency	3,821	—	3,821	—
Total	$255,114	$—	$255,114	$—

(dollars in thousands)	December 31, 2018	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$85,909	$—	$85,909	$—
Collateralized mortgage obligations	143,591	—	143,591	—
Municipal bonds	21,477	—	21,477	—
U.S. government agency	9,154	—	9,154	—
Total	$260,131	$—	$260,131	$—

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.
Nonrecurring Basis
In accordance with the provisions of ASC 310, Receivables, the Company records loans considered impaired at fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the fair value of the collateral for collateral-dependent loans. For non-collateral-dependent loans, fair value is measured by present valuing expected future cash flows. Impaired loans are classified as Level 3 assets when measured using appraisals from third parties of the collateral less any prior liens and when there is no observable market price. Foreclosed assets are initially recorded at fair value less estimated costs to sell. Surplus real estate ("ORE") is recorded at the lower of its net book value or fair value at the date of transfer to ORE. The fair value of foreclosed assets and ORE is based on property appraisals and an analysis of similar properties available. As such, the Company classifies foreclosed and ORE assets as Level 3 assets.
The Company has segregated all financial assets that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date as reflected in the table below.

		Fair Value Measurements Using
(dollars in thousands)	September 30, 2019	Level 1	Level 2	Level 3
Assets
Impaired loans	$7,640	$—	$—	$7,640
Foreclosed assets and ORE	2,592	—	—	2,592
Total	$10,232	$—	$—	$10,232
		Fair Value Measurements Using
(dollars in thousands)	December 31, 2018	Level 1	Level 2	Level 3
Assets
Impaired loans	$8,723	$—	$—	$8,723
Foreclosed assets and ORE	1,558	—	—	1,558
Total	$10,281	$—	$—	$10,281

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of September 30, 2019:
Impaired loans	$7,640	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 89%	17%
Foreclosed assets and ORE	$2,592	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 100%	37%
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2018:
Impaired loans	$8,723	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 100%	12%
Foreclosed assets and ORE	$1,558	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 68%	20%
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
The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at September 30, 2019
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$61,289	$61,289	$61,289	$—	$—
Interest-bearing deposits in banks	449	449	449	—	—
Investment securities available for sale	255,114	255,114	—	255,114	—
Investment securities held to maturity	7,193	7,238	—	7,238	—
Mortgage loans held for sale	6,909	6,909	—	6,909	—
Loans, net	1,689,844	1,684,650	—	1,677,010	7,640
Cash surrender value of BOLI	39,228	39,228	39,228	—	—
Financial Liabilities
Deposits	$1,831,406	$1,832,247	$—	$1,832,247	$—
Other borrowings	5,539	5,951	—	5,951	—
Long-term FHLB advances	47,853	47,749	—	47,749	—

		Fair Value Measurements at December 31, 2018
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$59,618	$59,618	$59,618	$—	$—
Interest-bearing deposits in banks	939	939	939	—	—
Investment securities available for sale	260,131	260,131	—	260,131	—
Investment securities held to maturity	10,872	10,841	—	10,841	—
Mortgage loans held for sale	2,086	2,086	—	2,086	—
Loans, net	1,633,406	1,623,920	—	1,615,197	8,723
Cash surrender value of BOLI	29,560	29,560	29,560	—	—
Financial Liabilities
Deposits	$1,773,217	$1,769,087	$—	$1,769,087	$—
Other borrowings	5,539	5,542	—	5,542	—
Long-term FHLB advances	58,698	57,527	—	57,527	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Home Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Home Bank, N. A. (the “Bank”), from December 31, 2018 through September 30, 2019 and on its results of operations for the three and nine months ended September 30, 2019 and 2018. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.
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
EXECUTIVE OVERVIEW
During the third quarter of 2019, the Company earned $6.9 million, a decrease of $1.4 million, or 17.0%, compared to the third quarter of 2018. Diluted earnings per share for the third quarter of 2019 were $0.75, a decrease of $0.14, or 15.7%, compared to the third quarter of 2018.
During the nine months ended September 30, 2019, the Company earned $21.3 million, a decrease of $2.2 million, or 9.3%, compared to the nine months ended September 30, 2018. Diluted earnings per share for the nine months ended September 30, 2019 were $2.32, a decrease of $0.21, or 8.3%, compared to the nine months ended September 30, 2018. Net income for the nine months ended September 30, 2018 included merger-related expenses of $1.6 million, net of tax.

Key components of the Company’s performance during the three and nine months ended September 30, 2019 include:

•Total assets increased $64.4 million, or 3.0%, from December 31, 2018 to $2.2 billion at September 30, 2019.

•Loans increased of $57.7 million, or 3.5%, from December 31, 2018 to $1.7 billion at September 30, 2019.

•Total deposits increased $58.2 million, or 3.3%, from December 31, 2018 to $1.8 billion at September 30, 2019.

•Interest income decreased $635,000, or 2.4%, for the third quarter of 2019 compared to the third quarter of 2018. For the nine months ended September 30, 2019, interest income increased $355,000, or 0.5%, compared to the nine months ended September 30, 2018. Interest income for the three and nine months ended September 30, 2019 included a $680,000 (pre-tax) charge due to the write-off of the FDIC loss sharing indemnification receivable.

•Interest expense increased $1.7 million, or 66.7%, in the third quarter of 2019 compared to the third quarter of 2018. For the nine months ended September 30, 2019, interest expense increased $5.0 million, or 70.4%, compared to the nine months ended September 30, 2018. Interest expense increased over the comparable periods primarily due to increases in the average rate paid on deposits.

•The provision for loan losses for the third quarter of 2019 increased $360,000, or 45.8%, to $1.1 million, compared to the third quarter of 2018. The provision increased primarily due to a nonperforming commercial loan relationship which filed for bankruptcy during the third quarter of 2019. For the nine months ended September 30, 2019, the Company recorded a provision for loan losses of $2.3 million, a decrease of $30,000, or 1.3%, compared to the same period in 2018. The ratio of allowance for loan losses to total loans was 1.03% at September 30, 2019, compared to 0.99% at December 31, 2018.

•Noninterest income for the third quarter of 2019 increased $1.4 million, or 42.9%, compared to the third quarter of 2018 primarily due to a non-taxable bank-owned life insurance ("BOLI") benefit of $1.2 million. For the nine months ended September 30, 2019, noninterest income increased $748,000, or 7.4%, compared to the nine months ended September 30, 2018 primarily due to the third quarter 2019 life insurance benefit, partially offset by asset write-downs of $347,000 (pre-tax) recorded in the second quarter of 2019.

•Noninterest expense for the third quarter of 2019 increased $914,000, or 5.8%, compared to the third quarter of 2018 primarily due to an increase in compensation and benefits expense. Noninterest expense for the nine months ended September 30, 2019 increased $245,000, or 0.5%, compared to the same period in 2018 primarily due to increases in compensation and benefits and occupancy expenses, partially offset by decreases in certain other expenses. The Company incurred $291,000 (pre-tax) in occupancy expense to terminate an office lease during the second quarter of 2019 and $287,000 (pre-tax) in compensation and benefits expense related to the departure of a former executive during the third quarter of 2019. Noninterest expense for the nine months ended September 30, 2018 included merger-related expenses of $2.0 million (pre-tax).
FINANCIAL CONDITION
Loans, Asset Quality and Allowance for Loan Losses

Loans – Loans outstanding as of September 30, 2019 were $1.7 billion, an increase of $57.7 million, or 3.5%, from December 31, 2018. The increase was primarily the result of commercial real estate ("CRE") loan growth of $78.8 million, or 12.3%, offset partially by declines in residential mortgage loans (down $17.4 million, or 3.9%). CRE loan growth was strongest in the Acadiana and New Orleans markets.
The Company also experienced growth in commercial and industrial ("C&I") loans (up $7.3 million, or 4.2%) and multi-family residential loans (up $2.3 million, or 4.2%), offset by declines in consumer loans (down $6.5 million, or 12.0%) and construction and land loans (down $4.7 million, or 2.4%). C&I loan growth was due primarily to increases in agriculture production and farm-related loans in the southwest Acadiana market. Multi-family residential loan growth was primarily within the New Orleans market. The decline in construction and land loans was primarily due to the completion of the construction phase of certain larger construction loans and their conversion to permanent CRE loans.
The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

	September 30,	December 31,	Increase/(Decrease)
(dollars in thousands)	2019	2018	Amount	Percent
Real estate loans:
One-to four-family first mortgage	$432,964	$450,363	$(17,399)	(3.9)%
Home equity loans and lines	81,835	83,976	(2,141)	(2.5)
Commercial real estate	719,392	640,575	78,817	12.3
Construction and land	188,879	193,597	(4,718)	(2.4)
Multi-family residential	56,733	54,455	2,278	4.2
Total real estate loans	1,479,803	1,422,966	56,837	4.0%
Other loans:
Commercial and industrial	180,264	172,934	7,330	4.2
Consumer	47,375	53,854	(6,479)	(12.0)
Total other loans	227,639	226,788	851	0.4
Total loans	$1,707,442	$1,649,754	$57,688	3.5%

The outstanding balance of direct loans to borrowers in the energy sector totaled $40.1 million, or 2.4% of total outstanding loans, at September 30, 2019, compared to $45.6 million, or 2.8% of total outstanding loans, at December 31, 2018. Unfunded loan commitments to customers in the energy sector totaled $6.0 million at September 30, 2019, compared to $10.1 million at December 31, 2018. At September 30, 2019 and December 31, 2018, loans constituting 94.9% and 96.7%, respectively, of the balance of our direct energy related portfolio were performing in accordance with their original loan agreements.
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
An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger (i.e., loans with balances of $250,000 or greater) commercial real estate loans, multi-family residential loans, construction and land loans and commercial and industrial loans are individually evaluated for impairment. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer at the Bank. The Company typically orders an “as is” valuation for collateral property if a loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of September 30, 2019 and December 31, 2018, loans identified as impaired and individually evaluated for impairment, excluding Acquired Loans, amounted to $9.1 million and $9.9 million, respectively. As of September 30, 2019 and December 31, 2018, acquired impaired loans (loans considered to have deteriorated credit quality at the time of acquisition) amounted to $8.9 million and $10.0 million, respectively. As of September 30, 2019 and December 31, 2018, substandard loans, excluding Acquired Loans, amounted to $17.5 million and $21.7 million, respectively. As of September 30, 2019 and December 31, 2018, Acquired Loans considered substandard amounted to $25.5 million and $24.5 million, respectively. The amount of the allowance for loan losses allocated to originated impaired loans totaled $1.4 million as of September 30, 2019 and $1.2 million as of December 31, 2018. The amount of the allowance for loan losses allocated to Acquired Loans totaled $1.9 million and $1.5 millions, respectively, at such dates. There were no assets classified as doubtful or loss as of September 30, 2019 or December 31, 2018.
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

Foreclosed assets and surplus real estate ("ORE") includes real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets and ORE are classified as such until sold or disposed. Foreclosed assets are recorded at fair value less estimated selling costs based on third party property valuations which are obtained at the time the asset is repossessed and periodically until the property is liquidated. ORE is recorded at the lower of its net book value or fair value at the date of transfer to ORE. Foreclosed assets and ORE holding costs are charged to expense. Gains and losses on the sale of foreclosed assets and ORE are charged to operations, as incurred. Costs associated with acquiring and improving a foreclosed property or ORE are usually capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs.
The following table sets forth the composition of the Company’s nonperforming assets (“NPAs”) and performing troubled debt restructurings as of the dates indicated.

	September 30, 2019			December 31, 2018
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans(2):
Real estate loans:
One- to four-family first mortgage	$2,022	$2,392	$4,414	$1,984	$3,188	$5,172
Home equity loans and lines	840	185	1,025	1,457	242	1,699
Commercial real estate	7,710	5,876	13,586	7,940	3,403	11,343
Construction and land	494	1,373	1,867	740	854	1,594
Multi-family residential	—	—	—	—	—	—
Other loans:
Commercial and industrial	2,108	1,778	3,886	2,986	1,002	3,988
Consumer	47	181	228	273	343	616
Total nonaccrual loans	13,221	11,785	25,006	15,380	9,032	24,412
Accruing loans 90 days or more past due	—	—	—	—	—	—
Total nonperforming loans	13,221	11,785	25,006	15,380	9,032	24,412
Foreclosed assets and ORE	712	1,880	2,592	146	1,412	1,558
Total nonperforming assets	13,933	13,665	27,598	15,526	10,444	25,970
Performing troubled debt restructurings	1,712	213	1,925	1,117	289	1,406
Total nonperforming assets and troubled debt restructurings	$15,645	$13,878	$29,523	$16,643	$10,733	$27,376
Nonperforming loans to total loans			1.46%			1.48%
Nonperforming loans to total assets			1.13%			1.13%
Nonperforming assets to total assets			1.24%			1.21%
(1)Table excludes Acquired Loans which were being accounted for under ASC 310-30 because they continue to earn interest from accretable yield regardless of their status as past due or otherwise not in compliance with their contractual terms. Acquired Loans with deteriorated credit quality which were being accounted for under ASC 310-30, and which were 90 days or more past due, totaled $2.4 million and $1.7 million as of September 30, 2019 and December 31, 2018, respectively.
(2)Nonaccrual loans include originated restructured loans placed on nonaccrual totaling $8.8 million and $10.3 million at September 30, 2019 and December 31, 2018, respectively. Acquired restructured loans placed on nonaccrual totaled $2.0 million and $4.2 million at September 30, 2019 and December 31, 2018, respectively.
The Company recorded net loan charge-offs for the third quarter of 2019 of $787,000 and net loan charge-offs for the nine months ended September 30, 2019 of $1.1 million. The Company recorded net loan charge-offs for the third quarter of 2018 of $15,000, and net loan charge-offs for the nine months ended September 30, 2018 of $1.4 million.
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
Acquired Loans were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. If the present value of expected cash flows for a pool is less than its carrying value, an impairment is recognized by an increase in the allowance for loan losses and a charge to the provision for loan losses. As of September 30, 2019 and December 31, 2018, $1.9 million and $1.5 million, respectively, of our allowance for loan losses was allocated to Acquired Loans.

We will continue to monitor and modify our allowance for loan losses as conditions warrant. No assurance can be given that our level of allowance for loan losses will cover all of the inherent losses on our loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the conditions used by management to determine the current level of the allowance for loan losses or as a result of the implementation of the CECL model in 2020.
The following table presents the activity in the allowance for loan losses during the first nine months of 2019.

(dollars in thousands)	Originated	Acquired	Total
Balance, December 31, 2018	$14,860	$1,488	$16,348
Provision charged to operations	1,800	501	2,301
Loans charged off	(1,033)	(85)	(1,118)
Recoveries on charged off loans	67	—	67
Balance, September 30, 2019	$15,694	$1,904	$17,598
At September 30, 2019, the Company’s ratio of the allowance for loan losses to total loans was 1.03%, compared to 0.99% and 0.96% at December 31, 2018 and September 30, 2018, respectively. Excluding Acquired Loans, the ratio of the allowance for loan losses to total loans was 1.29% at September 30, 2019, compared to 1.36% and 1.38% at December 31, 2018 and September 30, 2018, respectively.
The allowance for loan losses attributable to originated energy-sector loans totaled 2.40% of the outstanding balance of originated energy-sector loans at September 30, 2019, compared to 2.39% and 2.50% at December 31, 2018 and September 30, 2018, respectively.
Investment Securities
The Company’s investment securities portfolio totaled $262.3 million as of September 30, 2019, a decrease of $8.7 million, or 3.2%, from December 31, 2018. As of September 30, 2019, the Company had a net unrealized gain on its available for sale investment securities portfolio of $1.5 million, compared to a net unrealized loss of $2.8 million as of December 31, 2018.

The following table summarizes activity in the Company’s investment securities portfolio during the first nine months of 2019.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2018	$260,131	$10,872
Purchases	46,914	—
Sales	—	—
Principal maturities, prepayments and calls	(54,775)	(3,517)
Amortization of premiums and accretion of discounts	(1,443)	(162)
Increase in market value	4,287	—
Balance, September 30, 2019	$255,114	$7,193
Funding Sources
Deposits – Deposits totaled $1.8 billion as of September 30, 2019, an increase of $58.2 million, or 3.3%, compared to December 31, 2018. Core deposits (i.e. checking, savings and money market accounts) totaled $1.4 billion as of September 30, 2019, an increase of $15.3 million, or 1.1%, compared to December 31, 2018. Certificates of deposit totaled $393.9 million as of September 30, 2019, an increase of $42.9 million, or 12.2%, compared to December 31, 2018.

The following table sets forth the composition of the Company’s deposits at the dates indicated.

	September 30,	December 31,	Increase/(Decrease)
(dollars in thousands)	2019	2018	Amount	Percent
Demand deposit	$446,742	$438,146	$8,596	2.0%
Savings	204,807	201,393	3,414	1.7
Money market	272,489	295,705	(23,216)	(7.9)
NOW	513,440	486,979	26,461	5.4
Certificates of deposit	393,928	350,994	42,934	12.2
Total deposits	$1,831,406	$1,773,217	$58,189	3.3%
Federal Home Loan Bank Advances – Long-term FHLB advances totaled $47.9 million as of September 30, 2019 a decrease of $10.8 million, or 18.5%, compared to $58.7 million as of December 31, 2018. The decrease in FHLB advances is primarily due to pay-downs on maturing obligations.
Shareholders’ Equity – Shareholders’ equity increased $10.6 million, or 3.5%, from $304.0 million as of December 31, 2018 to $314.7 million as of September 30, 2019, primarily due to earnings during the period and an increase in accumulated other comprehensive income due to unrealized gains on available-for-sale investment securities.
As of September 30, 2019, the Bank had regulatory capital amounts that were well in excess of regulatory requirements. The following table presents actual and required capital ratios for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2019 based on the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$238,964	14.21%	$117,740	7.00%	$109,330	6.50%
Tier 1 risk-based capital	238,964	14.21	142,970	8.50	134,560	8.00
Total risk-based capital	256,562	15.25	176,610	10.50	168,200	10.00
Tier 1 leverage capital	238,964	11.12	85,930	4.00	107,413	5.00

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
As of September 30, 2019, cash and cash equivalents totaled $61.3 million. At such date, investment securities available for sale totaled $255.1 million.
The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. As of September 30, 2019, certificates of deposit maturing within the next 12 months totaled $293.9 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended September 30, 2019, the average balance of outstanding FHLB advances was $51.2 million. As of September 30, 2019, the Company had $47.9 million in total outstanding FHLB advances and had $727.3 million in additional FHLB advances available.
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
Asset/Liability Management
The objective of asset/liability management is to implement strategies for the funding and deployment of the Company’s financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk. Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of September 30, 2019.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	1.1
100	0.8
(100)	(2.5)
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
The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of September 30, 2019 and December 31, 2018.

	Contract Amount
	September 30,	December 31,
(dollars in thousands)	2019	2018
Standby letters of credit	$5,036	$4,288
Available portion of lines of credit	238,067	186,446
Undisbursed portion of loans in process	108,062	108,307
Commitments to originate loans	96,488	92,656
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
RESULTS OF OPERATIONS
During the third quarter of 2019, the Company earned $6.9 million, a decrease of $1.4 million, or 17.0%, compared to the third quarter of 2018. Diluted earnings per share for the third quarter of 2019 were $0.75, a decrease of $0.14, or 15.7%, compared to the third quarter of 2018.
During the nine months ended September 30, 2019, the Company earned $21.3 million, a decrease of $2.2 million, or 9.3%, compared to the nine months ended September 30, 2018. Diluted earnings per share for the nine months ended September 30, 2019 were $2.32, a decrease of $0.21, or 8.3%, compared to the nine months ended September 30, 2018. Net income for the nine months ended September 30, 2018 included merger-related expenses of $1.6 million, net of tax.
Net Interest Income – Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 3.79% and 4.53% for the three months ended September 30, 2019 and September 30, 2018, respectively, and 3.97% and 4.46% for the nine months ended September 30, 2019 and September 30, 2018, respectively. The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.12% and 4.74% for the three months ended September 30, 2019 and September 30, 2018, respectively, and 4.30% and 4.64% for the nine months ended September 30, 2019 and September 30, 2018, respectively.
Net interest income totaled $21.1 million for the three months ended September 30, 2019, a decrease of $2.4 million, or 10.1%, compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019 net interest income totaled $64.7 million, a decrease of $4.6 million, or 6.7%, compared to the nine months ended September 30, 2018. Interest income due to acquired loan discount accretion totaled $420,000 and $1.4 million for the quarters ended September 30, 2019 and September 30, 2018, respectively, and $2.5 million and $4.4 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.
Acquired loan discount accretion for the third quarter of 2019 was reduced by $680,000 (pre-tax) due to the write-off of the Company's FDIC loss sharing indemnification receivable. The receivable represented the present value of expected reimbursable losses on acquired loans covered by a FDIC loss sharing agreement. Loans covered by the agreement, which expires in March 2020, have performed better than originally projected, and the Company does not expect to incur any reimbursable losses during the remaining term of the loss sharing agreement. The loss sharing agreement was entered in connection with the Company's acquisition of certain assets and liabilities of Statewide Bank in a FDIC assisted transaction in 2010. The write-off the of FDIC loss sharing indemnification receivable impacted the Company's tax-equivalent net interest margin by 14 basis points for the quarter ended September 30, 2019 and by four basis points for the nine months ended September 30, 2019. During the first six months of 2019, amortization of the FDIC loss sharing indemnification receivable reduced net interest income by $293,000 (pre-tax).

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

	Three Months Ended September 30,
	2019			2018
	Average		Average Yield/	Average		Average Yield/
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate(1)
Interest-earning assets:
Loans receivable(1)
Originated loans	$1,193,759	$16,534	5.45%	$961,917	$14,365	5.87%
Acquired loans	504,287	7,028	5.49	669,922	9,753	5.74
Total loans receivable(1)	1,698,046	23,562	5.46	1,631,839	24,118	5.82
Investment securities
Taxable	241,475	1,401	2.32	245,156	1,516	2.47
Tax-exempt (TE)	20,303	114	2.83	33,197	178	2.71
Total investment securities	261,778	1,515	2.36	278,353	1,694	2.50
Other interest-earning assets	58,878	397	2.68	47,759	297	2.47
Total interest-earning assets (TE)	2,018,702	$25,474	4.98	1,957,951	$26,109	5.27
Noninterest-earning assets	198,476			179,471
Total assets	$2,217,178			$2,137,422
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$991,248	$2,215	0.89%	$979,919	$1,379	0.56%
Certificates of deposit	392,214	1,835	1.86	350,308	933	1.06
Total interest-bearing deposits	1,383,462	4,050	1.16	1,330,227	2,312	0.69
Other borrowings	5,550	53	3.80	—	—	—
Short-term FHLB advances	22	—	2.45	1,423	6	1.78
Long term FHLB advances	51,144	230	1.80	62,786	281	1.79
Total interest-bearing liabilities	1,440,178	$4,333	1.19	1,394,436	$2,599	0.74
Noninterest-bearing liabilities	462,227			449,619
Total liabilities	1,902,405			1,844,055
Shareholders’ equity	314,773			293,367
Total liabilities and shareholders’ equity	$2,217,178			$2,137,422

Net interest-earning assets	$578,524			$563,515
Net interest spread (TE)		$21,141	3.79%		$23,510	4.53%
Net interest margin (TE)			4.12%			4.74%
(1)Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process. Acquired Loans were recorded at fair value upon acquisition and accrete interest income over the remaining lives of the respective loans.

	Nine Months Ended September 30,
	2019			2018
	Average		Average Yield/	Average		Average Yield/
(dollars in thousands)	Balance	Interest	Rate (1)	Balance	Interest	Rate(1)
Interest-earning assets:
Loans receivable(1)
Originated loans	$1,145,839	$47,318	5.47%	$937,268	$39,707	5.61%
Acquired loans	525,509	23,254	5.87	700,559	30,741	5.82
Total loans receivable(1)	1,671,348	70,572	5.59	1,637,827	70,448	5.70
Investment securities
Taxable	244,555	4,655	2.54	238,694	4,355	2.43
Tax-exempt (TE)	24,001	397	2.79	34,766	543	2.64
Total investment securities	268,556	5,052	2.56	273,460	4,898	2.46
Other interest-earning assets	56,808	1,140	2.68	71,963	1,063	1.97
Total interest-earning assets (TE)	1,996,712	$76,764	5.10	1,983,250	$76,409	5.12
Noninterest-earning assets	194,840			185,501
Total assets	$2,191,552			$2,168,751
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$986,623	$6,318	0.86%	$994,336	$3,421	0.46%
Certificates of deposit	381,148	4,798	1.68	360,194	2,721	1.01
Total interest-bearing deposits	1,367,771	11,116	1.09	1,354,530	6,142	0.61
Other Borrowings	5,543	159	3.84	—	—	—
Short-term FHLB advances	22	—	2.58	2,868	39	1.81
Long term FHLB advances	55,466	751	1.80	65,666	877	1.78
Total interest-bearing liabilities	1,428,802	$12,026	1.13	1,423,064	$7,058	0.66
Noninterest-bearing liabilities	451,945			458,411
Total liabilities	1,880,747			1,881,475
Shareholders’ equity	310,805			287,276
Total liabilities and shareholders’ equity	$2,191,552			$2,168,751
Net interest-earning assets	$567,910			$560,186
Net interest spread (TE)		$64,738	3.97%		$69,351	4.46%
Net interest margin (TE)			4.30%			4.64%
(1)Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process. Acquired Loans were recorded at fair value upon acquisition and accrete interest income over the remaining lives of the respective loans.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019 Compared to 2018			2019 Compared to 2018
	Change Attributable To			Change Attributable To
			Total Increase			Total Increase
(dollars in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest income:
Loans receivable	$(1,444)	$888	$(556)	$(1,215)	$1,339	$124
Investment securities	(76)	(103)	(179)	133	21	154
Other interest-earning assets	34	66	100	346	(269)	77
Total interest income	(1,486)	851	(635)	(736)	1,091	355
Interest expense:
Savings, checking and money market accounts	806	30	836	2,915	(18)	2,897
Certificates of deposit	748	154	902	1,866	211	2,077
Other borrowings	27	26	53	80	79	159
FHLB advances	2	(59)	(57)	(49)	(116)	(165)
Total interest expense	1,583	151	1,734	4,812	156	4,968
Increase (decrease) in net interest income	$(3,069)	$700	$(2,369)	$(5,548)	$935	$(4,613)
Provision for Loan Losses – For the quarter ended September 30, 2019, the Company recorded a provision for loan losses of $1.1 million, an increase of $360,000, or 45.8%, compared to the $786,000 recorded for the comparable period in 2018. For the nine months ended September 30, 2019, the provision for loan losses totaled $2.3 million, a decrease of $30,000, or 1.3%, compared to $2.3 million recorded for the same period in 2018.
The Company recorded net loan charge-offs of $787,000 during the third quarter of 2019, compared to $15,000 of net loan charge-offs in the third quarter of 2018. For the nine months ended September 30, 2019 and September 30, 2018, the Company recorded net loan charge-offs of $1.1 million and $1.4 million, respectively.
The increase in provision and net loan charge-offs for the quarter ended September 30, 2019 over the comparable period in 2018 was primarily due to a previously recognized $6.4 million non-performing commercial loan relationship which filed for bankruptcy during the third quarter of 2019.
At September 30, 2019, the Company’s ratio of the allowance for loan losses to total loans was 1.03%, compared to 0.99% and 0.96% at December 31, 2018 and September 30, 2018, respectively. Excluding Acquired Loans, the ratio of the allowance for loan losses to total loans was 1.29% at September 30, 2019, compared to 1.36% and 1.38% at December 31, 2018 and September 30, 2018, respectively. The ratio of nonperforming loans to total assets was 1.13% at September 30, 2019, compared to 1.13% and 0.98% at December 31, 2018 and September 30, 2018, respectively.
Noninterest Income – Noninterest income was $4.8 million for the quarter ended September 30, 2019, an increase of $1.4 million, or 42.9%, compared to the $3.3 million earned for the same period in 2018. Noninterest income increased primarily due to the increase in income from bank-owned life insurance. The Company received a non-taxable BOLI benefit of $1.2 million following the death of a former employee during the third quarter of 2019.
Noninterest income increased $748,000, or 7.4%, to $10.9 million for the nine months ended September 30, 2019, compared to $10.2 million for the comparable period in 2018. Noninterest income increased over the comparable nine-month period primarily due to the third quarter 2019 life insurance benefit mentioned above, which was partially offset by asset write-downs of $347,000 (pre-tax) recorded in the second quarter of 2019.

Noninterest Expense – Noninterest expense increased $914,000, or 5.8%, to $16.6 million for the quarter ended September 30, 2019, compared to $15.7 million recorded for the same period in 2018. Noninterest expense increased over the comparable quarter primarily due to the increase in compensation and benefits (up $938,000, or 10.1%). The increase in compensation and benefits was primarily driven by elevated employee health care costs, routine annual salary adjustments and $287,000 (pre-tax) of costs related to the departure of a former executive.
Noninterest expense increased $245,000, or 0.5%, to $47.9 million for the nine months ended September 30, 2019, compared to $47.6 million for the same period in 2018. Noninterest expense increased over the comparable periods primarily due to increases in compensation and benefits (up $1.5 million, or 5.4%) and occupancy expenses (up $350,000, or 6.9%), partially offset by declines in certain other noninterest expense categories due to the absence of merger-related expenses in 2019. In addition to the $287,000 (pre-tax) in compensation and benefits related to the departure of a former executive during the third quarter of 2019, noninterest expense for the nine months ended September 30, 2019 included $291,000 (pre-tax) of occupancy costs to terminate an office lease during the second quarter of 2019. Noninterest expense for the nine months ended September 30, 2018 included merger-related expenses of $2.0 million (pre-tax).
Income Taxes – For the quarters ended September 30, 2019 and 2018, the Company incurred income tax expense of $1.3 million and $2.1 million, respectively. For the same periods, the Company’s effective tax rate was 16.0% and 20.3%, respectively. Income tax expense decreased over the comparable quarters primarily due to the increase in non-taxable earnings from bank-owned life insurance during the third quarter of 2019.
For the nine months ended September 30, 2019 and September 30, 2018, the Company incurred income tax expense of $4.2 million and $6.1 million, respectively. For the same periods, the Company's effective tax rate was 16.4% and 20.6%, respectively. The effective tax rate decreased over the comparable nine-month periods primarily due to elevated levels of stock option exercises and an increase in non-taxable earnings from bank-owned life insurance during 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at September 30, 2019 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
July 1 – July 31, 2019	32,925	$36.89	32,925	555,964
August 1 – August 31, 2019	49,553	36.50	49,553	506,411
September 1 – September 30, 2019	41,424	38.64	41,424	464,987
Total	123,902	$37.32	123,902	464,987
(1)On April 26, 2016, the Company announced a stock repurchase program (the “2016 Repurchase Program”). During the quarter ended September 30, 2019, the Company completed the remaining share repurchases under the 2016 Repurchase Program. On August 28, 2019, the Company announced a new stock repurchase program (the "2019 Repurchase Plan"). Under the 2019 Repurchase Plan, the Company may purchase up to $470,000 shares, or approximately 5% of the its common stock outstanding, through open market or privately negotiated transactions.

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

HOME BANCORP, INC.

November 8, 2019	By:	/s/ John W. Bordelon
John W. Bordelon
President, Chief Executive Officer and Director

November 8, 2019	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer

November 8, 2019	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank, N.A. Senior Vice President and Director of Financial Management