Form 10-K
period 2019-12-31
HOME BANCORP, INC.
filed 2020-03-13
CIK 1436425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2019
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-34190
HOME BANCORP, INC.
(Exact name of Registrant as specified in its charter)

Louisiana	71-1051785
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
503 Kaliste Saloom Road, Lafayette, Louisiana	70508
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (337) 237-1960
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	HBCP	The Nasdaq Stock Market, LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the 8,281,059 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $38.48 for the common stock on June 30, 2019, as reported by the Nasdaq Stock Market, was approximately $318.7 million. Shares of common stock held by the registrant’s executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of common stock outstanding as of March 10, 2020: 9,170,774
DOCUMENTS INCORPORATED BY REFERENCE
Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:
Portions of the definitive Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

HOME BANCORP, INC.
2019 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements
This Annual Report on Form 10-K contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations hereunder). Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Home Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or words of similar meaning or future or conditional terms such as “will,” “would,” “should,” “could,” “may,” “likely,” “probably” or “possibly.” Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumptions, many of which are difficult to predict and generally are beyond the control of Home Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows or real estate values; (2) the levels of noninterest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Home Bancorp, Inc. is or will be doing business, being less favorable than expected; (6) political and social unrest, including acts of war or terrorism; (7) failure to fully realize all the benefits we anticipate in connection with any future acquisitions of other institutions or our assumptions made in connection therewith being inaccurate; or (8) legislation or changes in regulatory requirements adversely affecting the business of Home Bancorp, Inc. Home Bancorp, Inc. undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.
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

PART I
Item 1. Business.
General. Home Bancorp, Inc. (the “Company”) is a Louisiana corporation and the holding company for Home Bank, N.A. (the “Bank”). The Bank, which is headquartered in Lafayette, Louisiana and is a wholly-owned subsidiary of the Company, currently conducts business through 40 banking offices in the Acadiana, Baton Rouge, Greater New Orleans and Northshore (of Lake Pontchartrain) regions of south Louisiana and the Natchez and Vicksburg regions of west Mississippi.
The Company is subject to regulation as a bank holding company by the Board of Governors of the Federal Reserve System (the “FRB” or the “Federal Reserve”). In September 2018, the Bank established HB Investment Fund I, LLC, a wholly-owned subsidiary of the Bank to invest in New Market Tax Credits (“NMTC”) in our market areas.
The Bank is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. Our principal sources of funds are customer deposits, repayments of loans, repayments of investments and funds borrowed from outside sources such as the Federal Home Loan Bank (“FHLB”) of Dallas.
These funds are primarily used for the origination of loans, including one-to four-family first mortgage loans, home equity loans and lines, commercial real estate loans, construction and land loans, multi-family residential loans, commercial and industrial loans and consumer loans. The Bank derives its income principally from interest earned on loans and investment securities and, to a lesser extent, from fees received in connection with the origination of loans, service charges on deposit accounts and for other services. The Bank’s primary expenses are interest expense and general operating expenses, the most significant of which is compensation and benefits.
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
The Company’s headquarters is located at 503 Kaliste Saloom Road, Lafayette, Louisiana, and our telephone number is (337) 237-1960. We maintain a website at www.home24bank.com, and we provide our customers with online banking services. Filings of the Company made with the Securities and Exchange Commission ("SEC") are available, without charge, on our website. Information on our website should not be considered a part of this Annual Report on Form 10-K.
Market Area and Competition
The Bank has four primary market areas across south Louisiana: Acadiana, Baton Rouge, Greater New Orleans, and the Northshore (of Lake Pontchartrain) and two primary market areas in west Mississippi: Natchez and Vicksburg. Since completing its initial public offering of stock in October 2008, the Company has acquired five other financial institutions. The Bank currently operates 20 banking offices in Acadiana, four banking offices in Baton Rouge, six banking offices in the Greater New Orleans area, six banking offices in the Northshore region, three banking offices in Natchez, and one banking office in Vicksburg. For additional information on our acquisition activity, see Part II, Item 7 in this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisition Activity.”
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
In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory relief for community banks, such as the Bank.
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
Regulation of Home Bancorp, Inc.
The Company is a bank holding company, subject to regulation, supervision and examination by the Federal Reserve. The Federal Reserve has enforcement authority with respect to the Company similar to that of the OCC over the Bank. Applicable federal law and regulations limit the activities of the Company and require the approval of the Federal Reserve for any acquisition of a subsidiary, including another financial institution or holding company thereof, or a merger or acquisition of the Company. The Company must serve as a source of strength for the Bank, maintaining the ability to provide financial assistance if the Bank suffers financial distress. These and other Federal Reserve policies may restrict the Company’s ability to pay dividends. In addition, dividends from the Company may depend, in part, upon its receipt of dividends from the Bank. If the Company does not have the required capital conservation buffer or otherwise meet its new capital requirements, its ability to pay dividends to its stockholders will be limited.
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
Capital Requirements. The regulatory capital requirements applicable to the Company are the same as the capital requirements for the Bank. For a description of these capital requirements, see “Regulation of Home Bank, N.A. - Recent Regulatory Capital Regulations.”
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
Volcker Rule Regulations. Regulations have been adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule. The regulations contain prohibitions and restrictions on the ability of financial institution holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. Recently promulgated federal regulations exclude from the Volker Rule restrictions on community banks with $10.0 billion or less in total consolidated assets and total trading assets and liabilities of 5.0% or less of total consolidated assets. The Company qualifies for this exclusion from the Volker Rule restrictions.
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
In addition, through March 29, 2019, all institutions with deposits insured by the FDIC were required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. There was no annual assessment for fourth quarter of 2019. The Financing Corporation bonds matured in September 2019.
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
Recent Regulatory Capital Regulations. In July of 2013, the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements which became fully phased in on a global basis on January 1, 2019. The regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks, such as Home Bank, the new capital rules required a common equity Tier 1 capital ratio of 4.5% and also increased the current minimum Tier 1 capital ratio from 4.0% to 6.0%. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer which became fully phased in on January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures. The new capital rules maintain the general structure of the prompt corrective action rules (described below), but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.
Effective January 1, 2020, qualifying community banking organizations may elect to comply with a greater than 9% community bank leverage ratio (the “CBLR”) requirement in lieu of the currently applicable requirements for calculating and reporting risk-based capital ratios. The CBLR is equal to Tier 1 capital divided by average total consolidated assets. In order to qualify for the CBLR election, a community bank must (i) have a leverage capital ratio greater than 9 percent, (2) have less than $10 billion in average total consolidated assets, (3) not exceed certain levels of off-balance sheet exposure and trading assets plus trading liabilities and (4) not be an advanced approaches banking organization (generally an internationally active banking organization with at least $250 billion in total consolidated assets or at least $10 billion in total on-balance sheet foreign exposure). A community bank that meets the above qualifications and elects to utilize the CBLR is considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rules and is also considered to be “well capitalized” under the prompt corrective action rules.

Regulatory Capital Requirements. Unless a community bank qualifies for and elects to comply with the CBLR beginning on January 1, 2020, national banks are required to maintain the minimum levels of regulatory capital described below. Current OCC capital standards require these institutions to satisfy a common equity Tier 1 capital requirement, a leverage capital requirement and a risk-based capital requirement. The common equity Tier 1 capital component generally consists of retained earnings and common stock instruments and must equal at least 4.5% of risk-weighted assets. Leverage capital, also known as “core” capital, must equal at least 3.0% of adjusted total assets for the most highly rated national banks. Core capital generally consists of common stockholders’ equity (including retained earnings). An additional cushion of at least 100 basis points is required for all other institutions, which effectively increases their minimum Tier 1 leverage ratio to 4.0% or more. Under the OCC’s regulations, the most highly-rated national banks are those that the OCC determines are strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Under the risk-based capital requested, “total” capital (a combination of core and “supplementary” capital) must equal at least 8.0% of “risk-weighted” assets. The OCC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.
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
At December 31, 2019, the Bank exceeded all of its regulatory capital requirements, with Tier 1, Tier 1 common equity, Tier 1 common equity (to risk-weighted assets) and total risk-based capital ratios of 11.17%, 14.22%, 14.22% and 15.28%, respectively.
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

As of December 31, 2019, the Bank was deemed a well-capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.
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
In addition, Sections 22(g) and (h) of the Federal Reserve Act, place restrictions on loans to executive officers, directors and principal shareholders of a national bank and its affiliates. Under Section 22(h), loans to a director, an executive officer, a greater than 10% shareholder of a national bank and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, a national bank’s loans to one borrower limit (generally equal to 15% of the bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to any director, executive officer or principal shareholder or certain affiliated interests of either, over other employees of the national bank. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a national bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. The Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act, and as of December 31, 2019 was in compliance with the above restrictions.
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
Federal Home Loan Bank System. The Bank is a member of the FHLB of Dallas, which is one of 11 regional FHLBs that administer the home financing credit function of various financial institutions. The FHLBs provides financial institutions additional strength to serve their communities through financial services to support its mission of affordable housing and economic development. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members

(i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. As of December 31, 2019, the Bank had $40.6 million of FHLB advances and $739.0 million available on its line of credit with the FHLB.
As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 0.4% of its total assets in Class B-1 stock and activity-based investment of Class B-2 stock equal to 4.1% of its advances outstanding and 2.0% of acquired members advances currently on the Bank’s balance sheet. As of December 31, 2019, the Bank had $3.1 million in FHLB stock, which was in compliance with this requirement.
Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at the FRB. As of December 31, 2019, the Bank had met its reserve requirement.
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
Our lending activities include loans secured by commercial real estate and commercial and industrial loans. Our commercial real estate, commercial and industrial loans and multi-family residential increased by an aggregate of 78.3%, 47.6% and 25.1%, respectively, from December 31, 2015 through December 31, 2019. Generally, commercial real estate lending, commercial and industrial lending, and multi-family residential lending involve a higher degree of risk than single-family residential lending due to a variety of factors. Due to the larger loan balances typically involved in these loans, an adverse development with respect to one loan or one borrower relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. As of December 31, 2019, the largest outstanding balances of our commercial real estate loans, commercial and industrial loans and multi-family residential loans were $20.0 million, $10.3 million and $7.2 million, respectively. If a large loan were to become non-performing, as we have experienced in the past, it can have a significant impact on our results of operations. Because we intend to continue our growth in commercial real estate and commercial and industrial loans, our credit risk exposure may increase and we may need to make additional provisions to our allowance for loan losses, which could adversely affect our future results of operations.
In addition to multi-family residential, commercial real estate and commercial and industrial loans, the Bank holds a significant portfolio of construction and land loans. As of December 31, 2019, the Bank’s construction and land loans amounted to $195.7 million, or 11.4% of our loan portfolio. Construction and land loans generally have a higher risk of loss than single-family residential mortgage loans due primarily to the critical nature of the initial estimates of a property’s value upon completion of construction compared to the estimated costs, including interest, of construction as well as other assumptions. If the estimates upon which construction loans are made prove to be inaccurate, we may be confronted with projects that, upon completion, have values which are below the loan amounts. If the Bank is forced to liquidate the collateral associated with such loans at values less than the remaining loan balance, it could have a significant impact on our results of operations.
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
We have established an allowance for loan losses based upon various assumptions and judgments about the collectability of our loan portfolio which we believe is adequate to offset probable losses on our existing loans. While we are not aware of any specific factors indicating a deficiency in the amount of our allowance for loan losses, in light of the current economic environment, one of the most pressing issues faced by financial institutions is the adequacy of their allowance for loan losses. Federal bank regulators routinely scrutinize the level of the allowance for losses maintained by regulated institutions. In the event that we have to increase our allowance for loan losses beyond current levels, it would have an adverse effect on our results in future periods. As of December 31, 2019, our allowance for loan losses amounted to $17.9 million, or 1.04% of total loans. Excluding acquired loans, our allowance for loan losses amounted to 1.29% of total loans as of December 31, 2019.
We expect that the implementation of a new accounting standard will require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.
The Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments,” which is effective for the Company and the Bank for fiscal years beginning after December 15, 2019. This standard, referred to as Current Expected Credit Loss (“CECL”), will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and provide for the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which we expect to require us to increase our allowance for loan losses, and increase the data we need to collect and review to determine the appropriate level of the allowance for loan losses. The expected increase in our allowance for loan losses, or any expenses incurred to determine the appropriate level of the allowance for loan losses, may have a material adverse effect on our financial condition and results of operations. See Note 2 to the Consolidated Financial Statements for additional information concerning the adoption of ASU No. 2016-13.
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
Most of our loans are to individuals and businesses located in south Louisiana and west Mississippi. The oil and gas industry has a significant presence in the market areas in which we operate. Regional economic conditions affect the demand for our products and services as well as the ability of our customers to repay loans. While crude oil prices have rebounded somewhat over the past several years, they have declined considerably since mid-2014. Continued fluctuations in crude oil prices could adversely affect our operations and economic conditions in some of our markets during 2020 and future periods, which could adversely affect our future results of operations. Although the Company attempts to mitigate risk by diversifying its borrower base, approximately $33.5 million, or 2.0%, of the Company’s loan portfolio at December 31, 2019 was comprised of loans to borrowers in the oil and gas industry (which is also referred to as the “energy sector”). We had an additional $5.0 million in unfunded loan commitments to companies in the energy sector at such date. At December 31, 2019, $1.8 million of our loans in the energy sector were on nonaccrual status, and $402,000 of our total allowance for loan losses was attributable to energy sector loans. Historically, the oil and gas industry has been an important factor in the local economy in our Acadiana and Natchez markets. If oil prices continue to remain low, it could have an adverse effect on our customers resulting in increased levels of nonperforming loans, provisions for loan losses and expense associated with loan collection efforts.
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
We test goodwill for impairment annually, or more frequently if necessary. If the quoted market price of our common stock were to decline significantly and the total book value of the Company, including goodwill, exceeded its fair value, we would be required to write down the amount recorded for goodwill. This, in turn, would result in a charge to earnings and, thus, a reduction in shareholders’ equity. See Notes 2 and 8 to the Consolidated Financial Statements for additional information concerning our goodwill and the required impairment test.
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
We are subject to vigorous competition in all aspects and areas of our business from banks and other financial institutions. We are significantly smaller than several of the larger depository institutions operating in our market areas. The financial resources of these larger competitors may permit them to pay higher interest rates on their deposits and to be more aggressive in new loan originations. We also compete with non-financial institutions, including retail stores that maintain their own credit programs, governmental agencies that make available low cost or guaranteed loans to certain borrowers and non-traditional financial technology firms that are offering an increasing array of online loan, deposit and treasury management products. Some of our larger competitors have substantially greater resources, technological capabilities, lending limits, branch systems and a wider array of commercial banking services. Vigorous competition from both bank and non-bank organizations is expected to continue.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
We currently conduct business from 20 banking offices in Acadiana, four banking offices in Baton Rouge, six banking offices in Greater New Orleans, six banking offices in the Northshore (of Lake Pontchartrain) region of Louisiana, three banking offices in Natchez, Mississippi, and one banking office in Vicksburg, Mississippi. The Bank owns 37 of its 40 banking offices. The Bank leases the land for one banking office in our Northshore market, and leases one banking office in Acadiana, Baton Rouge and Greater New Orleans, respectively.
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
Not applicable

PART II
Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)Home Bancorp, Inc.’s common stock is listed on the Nasdaq Global Select Market under the symbol “HBCP”. The common stock commenced trading on the Nasdaq Stock Market on October 3, 2008. As of the close of business on December 31, 2019, there were 9,252,418 shares of common stock outstanding, held by approximately 705 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.
The following graph shows a comparison of the cumulative total returns for the common stock of Home Bancorp, Inc., the Nasdaq Composite Index, and the SNL Securities Bank and Thrift Index for the period beginning December 31, 2014 and ending December 31, 2019. The graph below represents $100 invested in our common stock at its closing price on December 31, 2014.

Total Return Performance
Index Value
225
200
175
150
125
100
75
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
Home Bancorp, Inc.
NASDAQ Composite
SNL Bank and Thrift

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Home Bancorp, Inc.	100.00	114.70	173.02	196.50	163.67	185.39
NASDAQ Composite	100.00	105.73	113.66	145.76	140.10	189.45
SNL Bank and Thrift	100.00	102.02	128.80	151.45	125.81	170.04

The stock price information shown above is not necessarily indicative of future price performance. Information used was obtained from S&P Global Market Intelligence, Charlottesville, Virginia. The Company assumes no responsibility for any errors or omissions in such information.
The Company did not sell any of its equity securities during 2019 that were not registered under the Securities Act of 1933.
For information regarding the Company’s equity compensation plans, see Item 12.

(b)Not applicable.
(c)On August 28, 2019, the Company announced an additional stock repurchase program (the “2019 Repurchase Plan”). Under the 2019 Repurchase Plan, the Company can repurchase up to 470,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions. The Company’s purchases of its common stock made during the fourth quarter of 2019 (which were made pursuant to the 2019 Repurchase Plan) are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2019	55,470	$38.52	55,470	409,517
November 1 - November 30, 2019	5,718	38.83	5,718	403,799
December 1 - December 31, 2019	17,215	38.77	17,215	386,584
Total	78,403	$38.60	78,403	386,584

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

	As of December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Selected Financial Condition Data:
Total assets	$2,200,465	$2,153,658	$2,228,121	$1,556,732	$1,551,912
Cash and cash equivalents	39,847	59,618	150,418	29,315	24,798
Interest-bearing deposits in banks	449	939	2,421	1,884	5,144
Investment securities:
Available for sale	257,321	260,131	234,993	183,730	176,762
Held to maturity	7,149	10,872	13,034	13,365	13,927
Loans receivable, net	1,696,493	1,633,406	1,642,988	1,215,323	1,214,818
Intangible assets	64,472	66,055	68,033	12,762	15,304
Deposits	1,820,975	1,773,217	1,866,227	1,248,072	1,244,217
Federal Home Loan Bank advances	40,620	58,698	71,825	118,533	125,153
Shareholders’ equity	316,329	304,040	277,871	179,843	165,046

	For the Years Ended December 31,
(dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Selected Operating Data:
Interest income	$102,208	$102,312	$74,398	$67,684	$58,410
Interest expense	16,212	10,306	6,549	5,268	3,866
Net interest income	85,996	92,006	67,849	62,416	54,544
Provision for loan losses	3,014	3,943	2,317	3,200	2,071
Net interest income after provision for loan losses	82,982	88,063	65,532	59,216	52,473
Noninterest income	14,415	13,447	9,962	11,157	8,770
Noninterest expense	63,605	63,225	46,177	46,797	42,022
Income before income taxes	33,792	38,285	29,317	23,576	19,221
Income taxes	5,860	6,695	12,493	7,568	6,671
Net income	$27,932	$31,590	$16,824	$16,008	$12,550
Earnings per share - basic	$3.08	$3.48	$2.36	$2.34	$1.87
Earnings per share - diluted	$3.05	$3.40	$2.28	$2.25	$1.79
Cash dividends per share	$0.84	$0.71	$0.55	$0.41	$0.30

	As of or For the Years Ended December 31,
	2019	2018	2017	2016	2015
Selected Operating Ratios: (1)
Average yield on interest-earning assets (TE)	5.07%	5.15%	4.91%	4.71%	4.75%
Average rate on interest-bearing liabilities	1.13	0.73	0.59	0.49	0.43
Average interest rate spread (TE) (2)	3.94	4.42	4.32	4.22	4.32
Net interest margin (TE) (3)	4.26	4.62	4.48	4.34	4.43
Average interest-earning assets to average interest-bearing liabilities	140.07	139.72	135.70	134.34	136.76
Noninterest expense to average assets	2.89	2.93	2.86	3.04	3.14
Efficiency ratio (4)	63.34	59.96	59.35	63.61	66.37
Return on average assets	1.27	1.46	1.04	1.04	0.94
Return on average common equity	8.95	10.88	8.63	9.19	7.83
Return on average tangible common equity (Non-GAAP) (8)	11.83	14.80	9.66	10.32	8.53
Common stock dividend payout ratio	27.54	20.88	24.12	18.22	16.76
Average equity to average assets	14.19	13.43	12.06	11.30	11.99
Book value per common share	$34.19	$32.14	$29.57	$24.47	$22.80
Tangible book value per common share (Non-GAAP) (9)	27.22	25.16	22.33	22.73	20.68
Asset Quality Ratios: (5) (6)
Non-performing loans as a percent of total loans receivable	1.17%	1.40%	2.38%	1.39%	0.71%
Non-performing assets as a percent of total assets	0.95	0.97	1.49	1.07	0.51
Allowance for loan losses as a percent of non-performing loans as of end of period	110.0	96.6	63.9	99.4	162.4
Allowance for loan losses as a percent of net loans as of end of period	1.29	1.36	1.52	1.38	1.15
Capital Ratios: (5) (7)
Tier 1 risk-based capital ratio	14.22%	14.55%	12.54%	12.91%	11.61%
Leverage capital ratio	11.17	11.15	11.66	9.94	8.74
Total risk-based capital ratio	15.28	15.59	13.48	13.96	12.43
__________________
(1)With the exception of end-of-period ratios, all ratios are based on average monthly balances during the respective periods.
(2)Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.
(3)Net interest margin represents net interest income as a percentage of average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 21% for the years ended December 31, 2019 and 2018 and 35% for the years ended December 31, 2017, 2016 and 2015.
(4)The efficiency ratio represents noninterest expense as a percentage of total revenues. Total revenues is the sum of net interest income and noninterest income.
(5)Asset quality and capital ratios are end of period ratios.
(6)Asset quality ratios represent legacy non-performing assets. Acquired nonimpaired loans, which were on nonaccrual or 90 days or more past due, and acquired assets, which were foreclosed assets or surplus real estate ("ORE"), are not included. Acquired nonimpaired loans, which were on nonaccrual or 90 days or more past due totaled $9.8 million, $9.0 million, $2.7 million, $1.5 million and $2.6 million at December 31, 2019, 2018, 2017, 2016 and 2015, respectively. Acquired assets, which were foreclosed assets or ORE, totaled $2.4 million, $1.4 million, $584,000, $2.2 million and $3.0 million, at December 31, 2019, 2018, 2017, 2016 and 2015, respectively. Nonperforming loans consist of nonaccruing loans and loans 90 days or more past due excluding acquired loans. Nonperforming assets consist of nonperforming loans, foreclosed assets and ORE. It is our policy to cease accruing interest on all loans 90 days or more past due. Foreclosed assets consist of assets acquired through foreclosure or acceptance of title in-lieu of foreclosure. ORE consists of closed or unused bank property. For more information on our asset quality ratios including nonimpaired loans, foreclosed assets and ORE, see page 26.
(7)Capital ratios are for Home Bank only.
(8)Tangible calculation eliminates goodwill, core deposit intangible and the corresponding amortization expense, net of tax.
(9)Tangible calculation eliminates goodwill and core deposit intangible.

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
Non-GAAP Reconciliation

	As of or For the Years Ended December 31,
(dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Book value per common share	$34.19	$32.14	$29.57	$24.47	$22.80
Less: Intangibles	6.97	6.98	7.24	1.74	2.12
Tangible book value per common share	27.22	25.16	22.33	22.73	20.68
Net Income	27,932	31,590	16,824	16,008	12,550
Add: CDI amortization, net of tax	1,250	1,458	496	521	483
Non-GAAP tangible income	29,182	33,048	17,320	16,529	13,033
Return on common equity	8.95%	10.88%	8.63%	9.19%	7.83%
Add: Intangibles	2.88	3.92	1.03	1.13	0.70
Return on average tangible common equity	11.83	14.80	9.66	10.32	8.53

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
EXECUTIVE OVERVIEW
The Company reported net income for 2019 of $27.9 million, or $3.05 diluted earnings per common share ("EPS") compared to $31.6 million, or $3.40 diluted EPS, reported for 2018. Our results reflect record organic loan growth; however, our earnings were impacted by the compression of the net interest margin.
Highlights of the Company’s performance for the year ended December 31, 2019 are summarized below.
•Total assets increased $46.8 million, or 2.2%, from December 31, 2018 to $2.2 billion at December 31, 2019 primarily due to loan growth.
•Record organic loan growth increased total loans by $64.6 million, or 3.9%, from December 31, 2018 to $1.7 billion at December 31, 2019.
•Total deposits increased $47.8 million, or 2.7%, from December 31, 2018 to $1.8 billion at December 31, 2019 primarily driven by growth in certificates of deposit ("CDs"). CDs increased $44.5 million, or 12.7%, from December 31, 2018 to $395.5 million at December 31, 2019.
•The Company repurchased 419,498 shares of common stock at an average price of $36.82 per share.
•Net interest income decreased $6.0 million, or 6.5%, in 2019 compared to 2018 primarily due to the increased costs of deposits. The average rate paid on interest bearing deposits increased by 43 basis points and total deposit expense increased by $6.0 million, or 65.8%, in 2019 compared to 2018.
•The provision for loan losses for 2019 decreased $929,000, or 23.6%, to $3.0 million compared to 2018 primarily due to a $908,000 decrease in net loan charge-offs for 2019 compared to 2018. The Company’s ratio of allowance for loan losses to total loans was 1.04% at December 31, 2019, compared to 0.99% at December 31, 2018. The ratio of the allowance for loan losses to total originated loans decreased to 1.29% at December 31, 2019, compared to 1.36% at December 31, 2018.
•Noninterest income increased $968,000, or 7.2%, in 2019 compared to 2018 primarily due to the receipt of non-taxable life insurance proceeds of $1.2 million from a bank-owned life insurance ("BOLI") policy following the death of a former employee in 2019.
•Noninterest expense increased $380,000, or 0.6%, in 2019 compared to 2018 primarily due to increased compensation and benefits expense. Noninterest expense for 2019 included a $291,000 charge to terminate lease space acquired through a previous merger and a charge of $287,000 related to the departure of a former executive. Noninterest expense for 2018 included $2.0 million in merger-related expenses.
•Income tax expense for 2019 decreased $835,000, or 12.5%, to $5.9 million compared to 2018 primarily due to a decrease in taxable earnings for 2019. The Company’s effective tax rate was 17.3% and 17.5% at December 31, 2019 and 2018, respectively.
•For the year ended December 31, 2019, return on average assets, return on average equity and return on average tangible common equity were 1.27%, 8.95% and 11.83%, respectively, compared to 1.46%, 10.88%, and 14.80% in 2018.

ACQUISITION ACTIVITY
The Company has completed five acquisitions since 2010. The following table is a summary of the Company’s acquisition activity as recorded.
SUMMARY OF ACQUISITION ACTIVITY

(dollars in thousands)
Acquisition	Acquisition Date	Total Assets	Total Loans	Goodwill	Core Deposit Intangible	Total Deposits
Statewide Bank	3/12/2010	$188,026	$110,415	$560	$1,429	$206,925
GS Financial Corporation	7/15/2011	256,677	182,440	296	859	193,518
Britton & Koontz Capital Corporation	2/14/2014	298,930	161,581	43	3,030	216,600
Louisiana Bancorp, Inc.	9/15/2015	352,897	281,583	8,454	1,586	208,670
St. Martin Bancshares, Inc.	12/6/2017	592,852	439,872	49,135	6,766	533,497
Total Acquisitions		$1,689,382	$1,175,891	$58,488	$13,670	$1,359,210

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
Allowance for Loan Losses. The allowance for loan losses on loans in our portfolio is maintained at an amount which management determines covers the reasonably estimable and probable losses on such portfolio. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that represents the amount of probable and reasonably estimable known and inherent losses in the loan portfolio, based on evaluations of the collectability of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure to default, the amount and timing of expected future cash flows on loans, value of collateral, estimated losses on our commercial and residential loan portfolios as well as consideration of general loss experience. All of these estimates may be susceptible to significant change. Pursuant to ASU 2016-13, we will implement the CECL impairment standard in the first quarter of 2020. See Note 2 to the Consolidated Financial Statements for additional information on the adoption of ASU 2016-13.
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
Acquired loans were recorded at fair value at the date of acquisition with no carryover of the allowance for loan losses. As of December 31, 2019, our allowance for loan losses included $1.8 million allocated to acquired loans since the date of acquisition. Our accounting policy for acquired loans is described below.

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
The following table shows the composition of the Company’s loan portfolio as of the dates indicated.

	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Real estate loans:
One- to four-family first mortgage	$430,820	$450,363	$477,211	$341,883	$371,238
Home equity loans and lines	79,812	83,976	94,445	88,821	94,060
Commercial real estate	722,807	640,575	611,358	427,515	405,379
Construction and land	195,748	193,597	177,263	141,167	136,803
Multi-family residential	54,869	54,455	50,978	46,369	43,863
Total real estate loans	1,484,056	1,422,966	1,411,255	1,045,755	1,051,343
Other loans:
Commercial and industrial	184,701	172,934	185,284	139,810	125,108
Consumer	45,604	53,854	61,256	42,268	47,915
Total other loans	230,305	226,788	246,540	182,078	173,023
Total loans	$1,714,361	$1,649,754	$1,657,795	$1,227,833	$1,224,366

Total loans increased $64.6 million, or 3.9%, from December 31, 2018 to $1.7 billion at December 31, 2019. Loan growth was primarily attributable to the commercial real estate and commercial and industrial loan portfolios.
Commercial real estate loans totaled $722.8 million, or 42.2% of total loans at December 31, 2019, an increase of $82.2 million from December 31, 2018. Commercial real estate loan growth was focused in the Company's major Louisiana markets and in various lines of business, including retail and healthcare. Commercial and industrial loans increased $11.8 million, or 6.8%, from December 31, 2018 to December 31, 2019. Commercial and industrial loan growth was strongest in the Baton Rouge market.
The balance of loans to companies in the energy sector totaled $33.5 million, or 2.0%, of our outstanding loan portfolio at December 31, 2019. In addition, the Company had unfunded loan commitments to customers in the energy sector totaling $5.0 million at December 31, 2019.
The following table reflects contractual loan maturities as of December 31, 2019, unadjusted for scheduled principal reductions, prepayments, or repricing opportunities. Of the $1.4 billion in loans which have contractual maturity dates subsequent to December 31, 2020, $1.0 billion have fixed interest rates and $339.1 million have floating or adjustable interest rates.

	Amounts as of December 31, 2019 which mature in:
(dollars in thousands)	One year or less	One through five years	More than five years	Total
One- to four-family first mortgage	$23,407	$130,613	$276,800	$430,820
Home equity loans and lines	1,788	15,020	63,004	79,812
Commercial real estate	96,021	350,528	276,258	722,807
Construction and land	111,243	52,862	31,643	195,748
Multi-family residential	10,620	37,962	6,287	54,869
Commercial and industrial	82,566	80,662	21,473	184,701
Consumer	4,481	16,918	24,205	45,604
Total	$330,126	$684,565	$699,670	$1,714,361

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
An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, multi-family residential, construction and land and commercial and industrial loans are individually evaluated for impairment. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer. The Company typically orders an “as is” valuation for collateral property if the loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on impaired loans. As of December 31, 2019 and 2018, loans identified as impaired and individually evaluated for impairment, excluding acquired loans, amounted to

$8.7 million and $9.9 million, respectively. As of December 31, 2019 and 2018, acquired impaired loans, which are loans considered to have had deteriorated credit quality at the time of acquisition, amounted to $7.4 million and $10.0 million, respectively. As of December 31, 2019 and 2018, substandard loans, excluding acquired loans, amounted to $18.1 million and $21.7 million, respectively. As of December 31, 2019 and 2018, acquired loans considered substandard amounted to $21.7 million and $24.5 million, respectively. The amount of the allowance for loan losses allocated to originated impaired loans totaled $1.3 million and $1.2 million as of December 31, 2019 and 2018, respectively. The amount of allowance for loan losses allocated to acquired loans totaled $1.8 million and $1.5 million, respectively, at such dates. There were no assets classified as doubtful or loss as of December 31, 2019 and 2018.
Federal regulations and our policies require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets. We have incorporated an internal asset classification system, substantially consistent with Federal banking regulations, as a part of our credit monitoring system. Federal banking regulations set forth a classification scheme for problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. As of December 31, 2019 and 2018, we had a total of $39.8 million and $46.2 million, respectively, in assets classified as substandard. We had no assets classified as doubtful or loss at either date. For additional information, see Note 5 to the Consolidated Financial Statements.
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

	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Nonaccrual loans (1):
Real estate loans:
One-to four-family first mortgage	$3,948	$5,172	$3,173	$1,724	$1,458
Home equity loans and lines	1,244	1,699	1,542	1,088	260
Commercial real estate	13,325	11,343	8,757	1,963	2,684
Construction and land	2,469	1,594	449	75	156
Multi-family residential	—	—	—	—	763
Other loans:
Commercial and industrial	3,224	3,988	10,610	8,542	2,458
Consumer	176	616	502	361	476
Total nonaccrual loans	24,386	24,412	25,033	13,753	8,255
Accruing loans 90 days or more past due	—	—	—	—	—
Total nonperforming loans	24,386	24,412	25,033	13,753	8,255
Foreclosed assets and ORE	4,156	1,558	728	2,893	3,128
Total nonperforming assets	28,542	25,970	25,761	16,646	11,383
Performing troubled debt restructurings	2,378	1,406	2,536	4,650	2,549
Total nonperforming assets and troubled debt restructurings	$30,920	$27,376	$28,297	$21,296	$13,932
Nonperforming loans to total loans	1.42%	1.48%	1.51%	1.12%	0.67%
Nonperforming loans to total assets	1.11%	1.13%	1.12%	0.88%	0.53%
Nonperforming assets to total assets	1.30%	1.21%	1.16%	1.07%	0.73%
__________________
(1) Table excludes acquired loans which were being accounted for under ASC 310-30 because they continue to earn interest from accretable yield regardless of their status as past due or otherwise not in compliance with their contractual terms. Acquired loans with deteriorated credit quality, which were being accounted for under ASC 310-30 and which were 90 days or more past due, totaled $2.2 million, $1.7 million, $4.3 million, $2.7 million and $4.0 million as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

Total nonperforming assets ("NPAs") increased by $2.6 million, or 9.9%, to $28.5 million at December 31, 2019, compared to $26.0 million at December 31, 2018. The ratio of non-performing assets to total assets was 1.30% at December 31, 2019, compared to 1.21% at December 31, 2018. The increase in NPAs was primarily due to one commercial loan relationship in Baton Rouge, two acquired commercial loan relationships in Acadiana and the transfer of unused bank-owned real estate into foreclosed assets and surplus real estate ("ORE").

Net loan charge-offs for 2019 were $1.5 million, compared to $2.4 million of net charge-offs in 2018.

Foreclosed assets and surplus real estate includes real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets and ORE are classified as such until sold. Foreclosed assets are recorded at fair value less estimated selling costs based on third party property valuations which are obtained at the time the asset is repossessed and periodically until the property is liquidated. ORE is recorded at the lower of its net book value or fair value at the date of transfer to ORE. Foreclosed assets and ORE holding costs are charged to expense. Costs associated with acquiring and improving a foreclosed property or ORE are usually capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs. Gains and losses on the sale of foreclosed assets and ORE are charged to operations, as incurred. At December 31, 2019, foreclosed assets and ORE totaled $4.2 million, an increase of $2.6 million, or 166.8%, compared to $1.6 million at December 31, 2018. The Company transferred $1.3 million of surplus bank real estate to foreclosed assets and ORE during the fourth quarter of 2019. Two of the transferred properties, with an aggregate carrying value of $410,000, are expected to be sold in the first quarter of 2020 at a gain of approximately $19,000.

Allowance for Loan Losses – The allowance for loan losses is established through provisions for loan losses. The Company maintains the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses at least quarterly in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio. Our evaluation process includes, among other things, an analysis of delinquency trends, nonperforming loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans, the value of collateral securing loans, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, economic conditions and industry experience. Based on this evaluation, management assigns risk rankings to segments of the loan portfolio. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. These efforts are supplemented by independent reviews and validations performed by an independent loan reviewer. The results of the reviews are reported directly to the Audit Committee of the Board of Directors. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. Federal regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require management to make additional provisions for estimated loan losses based upon judgments different from those of management. Pursuant to ASU 2016-13, we will implement the CECL impairment standard in the first quarter of 2020. See Note 2 to the Consolidated Financial Statements for additional information concerning the adoption of ASU 2016-13.
With respect to acquired loans, the Company follows the reserve standard set forth in ASC 310, Receivables. Acquired loans subject to ASC 310 are excluded from the calculation of the allowance for loan losses as of the acquisition date. At acquisition, the Company reviews each loan to determine whether there is evidence of deterioration in credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each loan pool meeting the criteria above, and determines the excess of the loan pool’s scheduled contractual principal and interest payments over the cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the pool’s cash flows expected to be collected over the fair value, is accreted into interest income over the remaining life of the pool (accretable yield). The Company records a discount on these loans at acquisition to record them at their estimated fair values.

Under current accounting principles, if the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for loan losses. As of December 31, 2019, $24,000 of the allowance for loan losses was allocated to acquired loans accounted for under ASC 310-30. During the first quarter of 2020, the Company will implement the Current Expected Credit Loss ("CECL") impairment model pursuant to ASU No. 2016-13, which management estimates will increase the allowance for loan losses allocated to acquired loans. The ASU amends the accounting model for purchased financial assets and requires acquired loans to be included in the calculation of the allowance for loan losses of the acquisition date. See Note 2 to the Consolidated Financial Statements for additional information on the adoption of ASU No. 2016-13.
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

The following table presents the activity in the allowance for loan losses for the years indicated.

	For the Years Ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Balance, beginning of year	$16,348	$14,807	$12,511	$9,547	$7,760
Provision charged to operations	3,014	3,943	2,317	3,200	2,071
Loans charged off:
One- to four-family first mortgage	(4)	(1)	(29)	(33)	(104)
Home equity loans and lines	(42)	—	(10)	(9)	(27)
Commercial real estate	(360)	—	(3)	—	—
Construction and land	(6)	—	—	—	(111)
Multi-family residential	—	—	—	—	—
Commercial and industrial	(893)	(2,506)	(358)	(242)	(190)
Consumer	(272)	(74)	(64)	(162)	(130)
Recoveries on charged off loans	83	179	443	210	278
Balance, end of year	$17,868	$16,348	$14,807	$12,511	$9,547
At December 31, 2019, the ratio of allowance for loan losses to total loans was 1.04%, compared to 0.99% at December 31, 2018. The increase in the allowance for loan loss was primarily attributable to credit deterioration in the acquired loan portfolio. Excluding acquired loans, the ratio of allowance for loan losses to total originated loans was 1.29% at December 31, 2019, compared to 1.36% at December 31, 2018. The allowance for loan losses attributable to originated direct energy-related loans totaled 2.11% of the outstanding balance of originated energy-related portfolio at December 31, 2019, compared to 2.39% at December 31, 2018.
The following table presents the allocation of the allowance for loan losses as of December 31 for the years indicated.

	December 31,
	2019		2018		2017		2016		2015
(dollars in thousands)	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans
One-to four-family first mortgage	$2,715	25.1%	$2,136	27.3%	$1,663	28.7%	$1,511	27.9%	$1,464	30.3%
Home equity loans and lines	1,084	4.6	1,079	5.1	1,102	5.7	728	7.2	760	7.7
Commercial real estate	6,541	42.2	6,125	38.8	4,906	36.9	4,177	34.8	3,152	33.1
Construction and land	2,670	11.4	2,285	11.7	1,749	10.7	1,782	11.5	1,417	11.2
Multi-family residential	572	3.2	550	3.3	355	3.1	361	3.8	173	3.6
Commercial and industrial	3,694	10.8	3,228	10.5	4,530	11.2	3,439	11.4	2,010	10.2
Consumer	592	2.7	945	3.3	502	3.7	513	3.4	571	3.9
Total	$17,868	100.0%	$16,348	100.0%	$14,807	100.0%	$12,511	100.0%	$9,547	100.0%

Investment Securities
The Company invests in securities pursuant to our Investment Policy, which has been approved by our Board of Directors. The Investment Policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate or credit risk and to provide and maintain liquidity. The Asset-Liability Committee (“ALCO”), comprised of the Chief Executive Officer, Chief Financial Officer, Chief Operations Officer, Chief Credit Officer, Director of Financial Management and Treasurer, monitors investment activity and ensures that investments are consistent with the Investment Policy. The Board of Directors of the Company reviews investment activity monthly.
The investment securities portfolio decreased by an aggregate of $6.5 million, or 2.4%, during 2019. Securities available for sale made up 97.3% of the investment securities portfolio as of December 31, 2019. The following table sets forth the amortized cost and market value of our investment securities portfolio as of the dates indicated.

	December 31,
	2019		2018		2017
(dollars in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Available for sale:
U.S. agency mortgage-backed	$94,446	$95,172	$86,487	$85,909	$84,639	$84,690
Collateralized mortgage obligations	142,408	142,451	145,814	143,591	115,435	113,735
Municipal bonds	15,895	16,005	21,453	21,477	25,362	25,521
U.S. government agency	3,696	3,693	9,169	9,154	11,026	11,047
Total available for sale	256,445	257,321	262,923	260,131	236,462	234,993
Held to maturity:
Municipal bonds	7,149	7,194	10,872	10,841	13,034	13,055
Total held to maturity	7,149	7,194	10,872	10,841	13,034	13,055
Total investment securities	$263,594	$264,515	$273,795	$270,972	$249,496	$248,048

The following table sets forth the fixed versus adjustable rate profile of the investment securities portfolio as of the dates indicated. All amounts are shown at amortized cost.

	December 31,
(dollars in thousands)	2019	2018	2017
Fixed rate:
Available for sale	$234,080	$234,694	$204,143
Held to maturity	7,149	10,872	13,034
Total fixed rate	241,229	245,566	217,177
Adjustable rate:
Available for sale	22,365	28,229	32,319
Total adjustable rate	22,365	28,229	32,319
Total investment securities	$263,594	$273,795	$249,496

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities as of December 31, 2019. No tax-exempt yields have been adjusted to a tax-equivalent basis. All amounts are shown at amortized cost.

	Amounts as of December 31, 2019 which mature in:
(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Available for sale:
U.S. agency mortgage-backed	$64	$16,222	$50,789	$27,371	$94,446
Collateralized mortgage obligations	1,688	5,356	33,894	101,470	142,408
Municipal bonds	1,207	7,173	6,162	1,353	15,895
U.S. government agency	—	—	3,220	476	3,696
Total available for sale	2,959	28,751	94,065	130,670	256,445
Weighted average yield	2.31%	2.29%	2.39%	1.85%	2.10%
Held to maturity:
Municipal bonds	—	2,961	4,188	—	7,149
Total held to maturity	—	2,961	4,188	—	7,149
Weighted average yield	—%	1.87%	1.70%	—%	1.77%
Total investment securities	$2,959	$31,712	$98,253	$130,670	$263,594
Weighted average yield	2.31%	2.25%	2.36%	1.85%	2.09%

The following table summarizes activity in the Company’s investment securities portfolio during 2019.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2018	$260,131	$10,872
Purchases	68,523	—
Sales	—	—
Principal maturities, prepayments and calls	(72,865)	(3,517)
Amortization of premiums and accretion of discounts	(2,136)	(206)
Increase in market value	3,668	—
Balance, December 31, 2019	$257,321	$7,149

As of December 31, 2019, the Company had a net unrealized gain on its available for sale investment securities portfolio of $876,000, compared to a net unrealized loss of $2.8 million as of December 31, 2018.
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

Total deposits were $1.8 billion as of December 31, 2019, an increase of $47.8 million, or 2.7%, compared to December 31, 2018. CDs totaled $395.5 million as of December 31, 2019, an increase of $44.5 million, or 12.7%, compared to December 31, 2018. Deposits increased primarily due to rate specials on CDs. The following table sets forth the composition of the Company’s deposits as of the dates indicated.

	December 31,		Increase/(Decrease)
(dollars in thousands)	2019	2018	Amount	Percent
Demand deposit	$437,828	$438,146	$(318)	(0.1)%
Savings	201,887	201,393	494	0.2
Money market	273,741	295,705	(21,964)	(7.4)
NOW	512,054	486,979	25,075	5.1
Certificates of deposit	395,465	350,994	44,471	12.7
Total deposits	$1,820,975	$1,773,217	$47,758	2.7%

The following table shows the average balance and average rate paid for each type of interest-bearing deposit for the periods indicated.

	For the Years Ended December 31,
(dollars in thousands)	2019			2018			2017
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Savings, checking and money market	$987,267	$8,360	0.85%	$990,733	$5,287	0.53%	$731,660	$2,422	0.33%
Certificates of deposit	384,657	6,690	1.74	356,296	3,789	1.06	295,929	2,739	0.93
Total interest-bearing deposits	$1,371,924	$15,050	1.10%	$1,347,029	$9,076	0.67%	$1,027,589	$5,161	0.50%

Certificates of deposit in the amount of $100,000 and over increased $38.4 million, or 21.5%, from $178.9 million at December 31, 2018 to $217.3 million as of December 31, 2019. The following table details the remaining maturity of large-denomination certificates of deposit of $100,000 and over as of the dates indicated.

	December 31,
(dollars in thousands)	2019	2018	2017
3 months or less	$40,238	$26,512	$59,087
3 - 6 months	80,384	31,720	31,649
6 - 12 months	52,066	43,507	51,813
12 - 36 months	40,234	71,550	50,753
More than 36 months	4,372	5,561	11,556
Total certificates of deposit greater than $100,000	$217,294	$178,850	$204,858

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
The Company had no short-term FHLB advances as of December 31, 2019 and 2018.
Long-term FHLB advances totaled $40.6 million as of December 31, 2019, a decrease of $18.1 million, or 30.8%, compared to $58.7 million as of December 31, 2018.
Shareholders’ Equity – Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At December 31, 2019, shareholders’ equity totaled $316.3 million, an increase of $12.3 million, or 4.0%, compared to $304.0 million at December 31, 2018. The increase was primarily due to the Company’s earnings for the year ended December 31, 2019, which was partially offset by the effect of the Company's common stock repurchases during 2019.
RESULTS OF OPERATIONS
Net income in 2019 was $27.9 million, down $3.7 million, or 11.6%, compared to 2018. Diluted EPS for 2019 were $3.05, down 10.3% from 2018. Net income in 2018 was $31.6 million, up $14.8 million, or 87.8%, compared to 2017. Diluted EPS for 2018 were $3.40, up 49.1% from 2017.
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
Net interest income totaled $86.0 million in 2019, a decrease of $6.0 million, or 6.5%, compared to $92.0 million in 2018. The decrease was primarily due to higher deposit costs. Total deposits expense increased $6.0 million, or 65.8%, in 2019 compared to 2018. The average cost of total interest-bearing deposits increased by 43 basis points to 1.10% in 2019.
In 2018, net interest income totaled $92.0 million, an increase of $24.2 million, or 35.6%, compared to $67.8 million in 2017. The increase in net interest income for 2018 compared to 2017 was primarily due to the addition of SMB’s interest-earning assets and interest-bearing liabilities for the full year.
The Company’s net interest spread was 3.94%, 4.42% and 4.32% for the years ended December 31, 2019, 2018, and 2017, respectively. The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.26%, 4.62%, and 4.48% during the years ended December 31, 2019, 2018, and 2017, respectively.
The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income to the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average monthly balances during the indicated periods. Taxable equivalent (“TE”) yields have been calculated using marginal tax rates of 21% for 2019 and 2018 and 35% for 2017.

	For the Years Ended December 31,
(dollars in thousands)	2019			2018			2017
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans receivable(1)	$1,681,604	$94,414	5.56%	$1,636,844	$94,303	5.71%	$1,253,576	$69,168	5.47%
Investment securities (TE)
Taxable	243,404	5,886	2.42	240,334	5,948	2.47	180,208	3,894	2.16
Tax-exempt	22,877	507	2.80	33,971	708	2.64	31,908	637	3.07
Total investment securities	266,281	6,393	2.45	274,305	6,656	2.50	212,116	4,531	2.30
Other interest-earning assets	55,029	1,401	2.55	65,008	1,353	2.08	43,316	699	1.61
Total interest-earning assets (TE)	2,002,914	102,208	5.07	1,976,157	102,312	5.15	1,509,008	74,398	4.91
Noninterest-earning assets	195,569			184,785			106,730
Total assets	$2,198,483			$2,160,942			$1,615,738

	For the Years Ended December 31,
(dollars in thousands)	2019			2018			2017
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$987,267	$8,360	0.85%	$990,733	$5,287	0.53%	$731,660	$2,422	0.33%
Certificates of deposit	384,657	6,690	1.74	356,296	3,789	1.06	295,929	2,739	0.93
Total interest-bearing deposits	1,371,924	15,050	1.10	1,347,029	9,076	0.67	1,027,589	5,161	0.50
Other borrowings	5,542	213	3.83	1,229	46	3.79	—	—	—
FHLB advances	52,485	949	1.81	66,138	1,184	1.79	84,404	1,388	1.64
Total interest-bearing liabilities	1,429,951	16,212	1.13	1,414,396	10,306	0.73	1,111,993	6,549	0.59
Noninterest-bearing liabilities	456,547			456,229			308,872
Total liabilities	1,886,498			1,870,625			1,420,865
Shareholders’ equity	311,985			290,317			194,873
Total liabilities and shareholders’ equity	$2,198,483			$2,160,942			$1,615,738
Net interest-earning assets	$572,963			$561,761			$397,015
Net interest income; net interest spread (TE)		$85,996	3.94%		$92,006	4.42%		$67,849	4.32%
Net interest margin (TE)			4.26%			4.62%			4.48%
________________
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

	2019 Compared to 2018 Change Attributable To			2018 Compared to 2017 Change Attributable To
(dollars in thousands)	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
Interest income:
Loans receivable	$(2,271)	$2,382	$111	$3,505	$21,631	$25,136
Investment securities	(114)	(149)	(263)	595	1,530	2,125
Other interest-earning assets	279	(231)	48	253	400	653
Total interest income	(2,106)	2,002	(104)	4,353	23,561	27,914

	2019 Compared to 2018 Change Attributable To			2018 Compared to 2017 Change Attributable To
(dollars in thousands)	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
Interest expense:
Savings, checking and money market accounts	3,074	(1)	3,073	1,842	1,023	2,865
Certificates of deposit	2,504	397	2,901	450	600	1,050
Other borrowings	2	165	167	—	46	46
FHLB advances	(83)	(152)	(235)	64	(268)	(204)
Total interest expense	5,497	409	5,906	2,356	1,401	3,757
Increase (decrease) in net interest income	$(7,603)	$1,593	$(6,010)	$1,997	$22,160	$24,157

Interest income includes interest income earned on earning assets as well as applicable loan fees earned. Interest income that would have been earned on nonaccrual loans had they been on accrual status is not included in the data reported above.
Provision for Loan Losses - We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. This policy is significantly affected by our judgment and uncertainties. There is likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions. Our activity in the provision for loan losses, which are charges or recoveries to operating results, is undertaken in order to maintain a level of total allowance for loan losses that management believes covers all known and inherent losses that are both probable and reasonably estimable as of each reporting date. Our evaluation process typically includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, general economic conditions and industry experience. The OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. The OCC may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. As part of the risk management program, independent reviews are performed on the loan portfolio, which supplement management’s assessment of the loan portfolio and the allowance for loan losses. The results of independent reviews are reported to the Audit Committee of the Board of Directors. During the first quarter of 2020, the Company will implement the Current Expected Credit Loss ("CECL") impairment model pursuant to ASU No. 2016-13. Based on preliminary estimates, management expects the implementation of CECL will result in a 30% to 40% increase to the allowance for loan losses. See Note 2 to the Consolidated Financial Statements for additional information on the adoption of ASU No. 2016-13.
For the year ended December 31, 2019, the Company recorded a provision for loan losses of $3.0 million, compared to $3.9 million and $2.3 million for 2018 and 2017, respectively. The provision for 2019, 2018 and 2017 was primarily due to organic loan growth and downgrades in organic commercial real estate and commercial and industrial loan relationships.
Net charge-offs were $1.5 million for 2019, compared to net charge-offs of $2.4 million and $21,000 for 2018 and 2017, respectively. Net charge-offs for 2019 and 2018 were primarily due to the deterioration of previously recognized non-performing commercial real estate and commercial and industrial loan relationships.
At December 31, 2019, the Company’s ratio of allowance for loan losses to total loans was 1.04%, compared to 0.99% at December 31, 2018. Excluding acquired loans, the ratio of allowance for loan losses to total originated loans was 1.29% at December 31, 2019, compared to 1.36% at December 31, 2018.

Noninterest Income – The following table illustrates the primary components of noninterest income for the years indicated.

(dollars in thousands)	2019	2018	2019 vs 2018 Percent Increase (Decrease)	2017	2018 vs 2017 Percent Increase (Decrease)
Noninterest income:
Service fees and charges	$5,940	$6,370	(6.8)%	$4,229	50.6%
Bank card fees	4,516	4,494	0.5%	3,003	49.7
Gain on sale of loans, net	1,074	872	23.2%	1,196	(27.1)
Income from bank-owned life insurance	2,069	656	215.4%	494	32.8
Loss on sale of assets, net	(335)	(52)	544.2%	(162)	(67.9)
Other income	1,151	1,107	4.0%	1,202	(7.9)
Total noninterest income	$14,415	$13,447	7.2%	$9,962	35.0%

2019 compared to 2018
Noninterest income for 2019 totaled $14.4 million, an increase of $1.0 million, or 7.2%, compared to 2018. The increase was primarily due to the increase in income from BOLI. The Company received a non-taxable life insurance benefit of $1.2 million from BOLI following the death of a former employee during the third quarter of 2019.
2018 compared to 2017
Noninterest income for 2018 totaled $13.4 million, an increase of $3.5 million, or 35.0%, compared to 2017. The increase was primarily due to the increase in customer accounts primarily as a result of the SMB acquisition, which led to an increase in service fees and charges (up $2.1 million) and bank card fees (up $1.5 million).
Noninterest Expense –The following table illustrates the primary components of noninterest expense for the years indicated.

(dollars in thousands)	2019	2018	2019 vs 2018 Percent Increase (Decrease)	2017	2018 vs 2017 Percent Increase (Decrease)
Noninterest expense:
Compensation and benefits	$38,415	$36,796	4.4%	28,162	30.7%
Occupancy	7,118	6,658	6.9	5,065	31.5
Marketing and advertising	1,576	1,309	20.4	1,188	10.2
Data processing and communication	6,611	7,646	(13.5)	4,329	76.6
Professional services	856	1,119	(23.5)	1,590	(29.6)
Forms, printing and supplies	683	973	(29.8)	594	63.8
Franchise and shares tax	1,444	1,030	40.2	948	8.6
Regulatory fees	830	1,559	(46.8)	1,264	23.3
Foreclosed assets, net	556	397	40.1	(298)	233.2
Amortization of acquisition intangible	1,583	1,845	(14.2)	763	141.8
Other expenses	3,933	3,893	1.0	2,572	51.4
Total noninterest expense	$63,605	$63,225	0.6%	$46,177	36.9%

2019 compared to 2018
Noninterest expense for 2019 totaled $63.6 million, an increase of $380,000, or 0.6%, from 2018. The increase in noninterest expense in 2019 was primarily due to compensation and benefits expense, which increased by $1.6 million, or 4.4%, in 2019 compared to 2018. Compensation and benefits expense increased primarily due to an increase in salaries and employee health care costs. Compensation and benefits expense for 2019 also included $287,000 in costs related to the departure of a former executive. Noninterest expense for 2018 included $2.0 million in merger related expenses.

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
Income Taxes – For the years ended December 31, 2019, 2018 and 2017, the Company incurred income tax expense of $5.9 million, $6.7 million and $12.5 million, respectively. The Company’s effective tax rate was 17.3%, 17.5% and 42.6% for 2019, 2018 and 2017, respectively.
Income tax expense was down in 2019 compared to 2018 primarily due to a reduction in taxable earnings. The Company received a non-taxable BOLI benefit of $1.2 million following the death of a former employee during the third quarter of 2019.
The reduction in income tax expense in 2018 compared to 2017 reflects, in part, the effects of the change in the federal corporate statutory tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act reduced the federal corporate statutory tax rate from 35% to 21%, which required a re-measurement charge of the Company’s deferred tax asset (“DTA “) of $2.7 million in the fourth quarter of 2017. The carrying value of our DTA was reduced reflecting lower future tax benefits due to the lower corporate tax rate. Additionally, an updated analysis of the Company’s depreciation of certain assets as a result of a cost segregation study reduced 2018 income tax expense by $819,000. and the recognition of certain tax credits and benefits upon the Company’s new investment in a New Market Tax Credit (“NMTC”) project reduced 2018 income tax expense by an additional $400,000. The benefit of the cost segregation study is not expected to be recurring, while the savings related to the NMTC are expected to be achieved annually for the next six years.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, investment securities and other investments and other funds provided from operations. While scheduled payments from the amortization of loans and investment securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. As of December 31, 2019, our cash and cash equivalents totaled $39.8 million. In addition, as of such date, our available for sale investment securities totaled $257.3 million.
We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. As of December 31, 2019, we had certificates of deposit maturing within the next 12 months totaling $302.3 million. Based upon historical experience, we anticipate that the majority of the maturing certificates of deposit will be redeposited with us in certificates of deposit or other deposit accounts.
In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years, we have utilized borrowings as a cost efficient addition to deposits as a source of funds. Our borrowings consist of advances from the FHLB, of which we are a member. Under terms of the collateral agreement with the FHLB, we may pledge residential mortgage loans and mortgage-backed securities as well as our stock in the FHLB as collateral for such advances. For the year ended December 31, 2019, the average balance of our outstanding FHLB advances was $52.5 million. As of December 31, 2019, we had $40.6 million in outstanding long-term FHLB advances and $739.0 million in additional FHLB advances available to us.
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
Our interest rate sensitivity is also monitored by management through the use of models which generate estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of December 31, 2019.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	(2.0)%
+200	(0.9)
+100	(0.1)
-100	(0.7)
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
In recent years, we primarily have utilized the following strategies in our efforts to manage interest rate risk:
•we have increased our originations of shorter term loans, particularly commercial real estate and commercial and industrial loans;
•we generally sell our conforming long-term (30-year) fixed-rate single-family residential mortgage loans into the secondary market; and
•we have invested in securities, consisting primarily of mortgage-backed securities and collateral mortgage obligations, with relatively short average lives, generally three to five years, and we maintain adequate amounts of liquid assets.
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

	Contract Amount
(dollars in thousands)	2019	2018
Standby letters of credit	$6,098	$4,288
Available portion of lines of credit	247,670	186,446
Undisbursed portion of loans in process	111,466	108,307
Commitments to originate loans	87,446	92,656

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
The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and the undisbursed portion of construction loans as of December 31, 2019.

(dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Unused commercial lines of credit	$100,927	$33,888	$8,498	$3,101	$146,414
Unused personal lines of credit	27,016	4,642	12,058	57,540	101,256
Undisbursed portion of loans in process	43,702	41,054	1,885	24,825	111,466
Standby letters of credit	5,185	806	107	—	6,098
Commitments to originate loans	78,283	9,163	—	—	87,446
Total	$255,113	$89,553	$22,548	$85,466	$452,680

The Company has utilized leasing arrangements to support the ongoing activities of the Company. The required payments under such commitments and other contractual cash commitments as of December 31, 2019 are shown in the following table.

(dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Operating leases	$374	$374	$374	$374	$336	$1,589	$3,421
Certificates of deposit	302,265	68,530	12,794	7,119	3,576	1,181	395,465
Long-term FHLB advances	29,782	1,389	5,900	106	599	2,844	40,620
Total	$332,421	$70,293	$19,068	$7,599	$7,599	$5,614	$439,506

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Home Bancorp, Inc.
Lafayette, Louisiana
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated statement of financial condition of Home Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2019, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.
Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
We have served as the Company’s auditor since 2019.

Atlanta, Georgia
March 12, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Home Bancorp, Inc.
Lafayette, Louisiana

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of financial condition of Home Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2018, and the related consolidated statement of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinions.

We have served as the Company’s auditor since 2009.

Atlanta, Georgia
March 13, 2019

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(dollars in thousands)	2019	2018
Assets
Cash and cash equivalents	$39,847	$59,618
Interest-bearing deposits in banks	449	939
Investment securities available for sale, at fair value	257,321	260,131
Investment securities held to maturity (fair values of $7,194 and $10,841, respectively)	7,149	10,872
Mortgage loans held for sale	6,990	2,086
Loans, net of unearned income	1,714,361	1,649,754
Allowance for loan losses	(17,868)	(16,348)
Total loans, net of unearned income and allowance for loan losses	1,696,493	1,633,406
Office properties and equipment, net	46,425	47,124
Cash surrender value of bank-owned life insurance	39,466	29,560
Goodwill and core deposit intangibles	64,472	66,055
Accrued interest receivable and other assets	41,853	43,867
Total Assets	$2,200,465	$2,153,658
Liabilities
Deposits:
Noninterest-bearing	$437,828	$438,146
Interest-bearing	1,383,147	1,335,071
Total deposits	1,820,975	1,773,217
Other borrowings	5,539	5,539
Long-term Federal Home Loan Bank advances	40,620	58,698
Accrued interest payable and other liabilities	17,002	12,164
Total Liabilities	1,884,136	1,849,618
Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 9,252,418 and 9,459,050 shares issued and outstanding, respectively	93	95
Additional paid-in capital	168,545	168,243
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(3,124)	(3,481)
Recognition and Retention Plan (RRP)	(35)	(58)
Retained earnings	150,158	141,447
Accumulated other comprehensive income (loss)	692	(2,206)
Total Shareholders’ Equity	316,329	304,040
Total Liabilities and Shareholders’ Equity	$2,200,465	$2,153,658
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(dollars in thousands except per share data)	2019	2018	2017
Interest Income
Loans, including fees	$94,414	$94,303	$69,168
Investment securities:
Taxable interest	5,886	5,948	3,894
Tax-exempt interest	507	708	637
Other investments and deposits	1,401	1,353	699
Total interest income	102,208	102,312	74,398
Interest Expense
Deposits	15,050	9,076	5,161
Other borrowings expense	213	46	—
Short-term Federal Home Loan Bank advances	—	40	99
Long-term Federal Home Loan Bank advances	949	1,144	1,289
Total interest expense	16,212	10,306	6,549
Net interest income	85,996	92,006	67,849
Provision for loan losses	3,014	3,943	2,317
Net interest income after provision for loan losses	82,982	88,063	65,532
Noninterest Income
Service fees and charges	5,940	6,370	4,229
Bank card fees	4,516	4,494	3,003
Gain on sale of loans, net	1,074	872	1,196
Income from bank-owned life insurance	2,069	656	494
Loss on sale of assets, net	(335)	(52)	(162)
Other income	1,151	1,107	1,202
Total noninterest income	14,415	13,447	9,962
Noninterest Expense
Compensation and benefits	38,415	36,796	28,162
Occupancy	7,118	6,658	5,065
Marketing and advertising	1,576	1,309	1,188
Data processing and communication	6,611	7,646	4,329
Professional services	856	1,119	1,590
Forms, printing and supplies	683	973	594
Franchise and shares tax	1,444	1,030	948
Regulatory fees	830	1,559	1,264
Foreclosed assets, net	556	397	(298)
Amortization of acquisition intangible	1,583	1,845	763
Other expenses	3,933	3,893	2,572
Total noninterest expense	63,605	63,225	46,177
Income before income tax expense	33,792	38,285	29,317
Income tax expense	5,860	6,695	12,493
Net Income	$27,932	$31,590	$16,824
Earnings per share:
Basic	$3.08	$3.48	$2.36
Diluted	$3.05	$3.40	$2.28
Cash dividends declared per common share	$0.84	$0.71	$0.55

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Net Income	$27,932	$31,590	$16,824
Other Comprehensive Income (Loss)
Unrealized gains (losses) on investment securities	3,668	(1,323)	(1,487)
Tax effect	(770)	278	520
Other comprehensive income (loss), net of taxes	2,898	(1,045)	(967)
Comprehensive Income	$30,830	$30,545	$15,857

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2016	$74	$79,426	$(4,196)	$(120)	$104,647	$12	$179,843
Net income					16,824		16,824
Other comprehensive loss						(967)	(967)
Purchase of Company’s common stock at cost, 1,776 shares	—	(17)			(53)		(70)
Cash dividends declared, $0.55 per share					(4,070)		(4,070)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 8,485 shares	—	34			(35)		(1)
Exercise of stock options	1	1,192					1,193
RRP shares released for allocation		(12)		36			24
ESOP shares released for allocation		1,261	358				1,619
Share-based compensation cost		516					516
Common stock issued for acquisition, 1,936,117 shares	19	82,941					82,960
Balance, December 31, 2017	$94	$165,341	$(3,838)	$(84)	$117,313	$(955)	$277,871
Net income					31,590		31,590
Other comprehensive loss						(1,045)	(1,045)
Reclassification of stranded tax effects in accumulated other comprehensive income					206	(206)	—
Purchase of Company’s common stock at cost, 30,887 shares	—	(309)			(885)		(1,194)
Cash dividends declared, $0.71 per share					(6,706)		(6,706)
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 17,691 shares	—	141			(71)		70
Exercise of stock options	1	913					914
RRP shares released for allocation		(26)		26			—
ESOP shares released for allocation		1,442	357				1,799
Share-based compensation cost		741					741
Balance, December 31, 2018	$95	$168,243	$(3,481)	$(58)	$141,447	$(2,206)	$304,040
Net income					27,932		27,932
Other comprehensive income						2,898	2,898
Purchase of Company’s common stock at cost, 419,498 shares	(4)	(4,191)			(11,250)		(15,445)
Cash dividends declared, $0.84 per share					(7,898)		(7,898)
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 24,987 shares	—	230			(73)		157
Exercise of stock options	2	2,229					2,231
RRP shares released for allocation		(23)		23			—
ESOP shares released for allocation		1,256	357				1,613
Share-based compensation cost		801					801
Balance, December 31, 2019	$93	$168,545	$(3,124)	$(35)	$150,158	$692	$316,329

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Cash flows from operating activities, net of effects of acquisitions:
Net income	$27,932	$31,590	$16,824
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,014	3,943	2,317
Depreciation	2,875	2,504	1,959
Amortization and accretion of purchase accounting valuations and intangibles	5,880	8,288	6,635
Net amortization of mortgage servicing asset	111	151	200
Federal Home Loan Bank stock dividends	(156)	(125)	(109)
Net amortization of premium on investments	2,342	2,027	1,717
Gain on sale of loans, net	(1,074)	(872)	(1,196)
Proceeds, including principal payments, from loans held for sale	123,065	98,471	123,321
Originations of loans held for sale	(126,895)	(93,812)	(123,842)
Non-cash compensation	2,414	2,540	2,135
Deferred income tax expense	137	2,137	2,512
Impact of Tax Cuts and Jobs Act on deferred taxes	—	—	2,721
Decrease (increase) in accrued interest receivable and other assets	58	(8,970)	(3,497)
Increase in cash surrender value of bank-owned life insurance	(874)	(656)	(494)
Increase (decrease) in accrued interest payable and other liabilities	5,109	(88)	(6,451)
Net cash provided by operating activities	43,938	47,128	24,752
Cash flows from investing activities, net of effects of acquisitions:
Purchases of securities available for sale	(68,523)	(78,462)	(56,997)
Proceeds from maturities, prepayments and calls on securities available for sale	72,865	50,280	39,606
Proceeds from maturities, prepayments and calls on securities held to maturity	3,517	1,855	—
Proceeds from sales on securities available for sale	—	—	17,040
(Increase) decrease in loans, net	(73,680)	(2,177)	4,040
Reimbursement from FDIC for covered assets	142	26	142
Decrease in interest-bearing deposits in banks	490	1,482	693
Proceeds from sale of foreclosed assets	1,825	731	2,847
Purchases of office properties and equipment	(3,840)	(5,010)	(1,915)
Proceeds from sale of office properties and equipment	54	1,051	827
Purchase of bank-owned life insurance	(10,000)	—	—
Proceeds from bank-owned life insurance	2,163	—	—
Cash received in excess of cash paid in business combination	—	—	68,212
Proceeds from redemption of Federal Home Loan Bank stock	2,658	—	4,180
Investment in new market tax credit	—	5,539	—
Net cash (used in) provided by investing activities	(72,329)	(24,685)	78,675
Cash flows from financing activities, net of effects of acquisitions:
Increase (decrease) in deposits, net	47,715	(93,106)	84,657
Borrowings on Federal Home Loan Bank advances	6,010	3,000	130,750
Repayments of Federal Home Loan Bank advances	(24,150)	(16,221)	(194,783)
Proceeds from exercise of stock options	2,231	914	1,193
Issuance of stock under incentive plans	157	70	(1)
Dividends paid to shareholders	(7,898)	(6,706)	(4,070)
Purchase of Company’s common stock	(15,445)	(1,194)	(70)
Net cash provided by (used in) financing activities	8,620	(113,243)	17,676
Net change in cash and cash equivalents	(19,771)	(90,800)	121,103
Cash and cash equivalents at beginning of year	59,618	150,418	29,315
Cash and cash equivalents at end of year	$39,847	$59,618	$150,418

Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$16,072	$10,391	$6,549
Income taxes paid	3,174	5,075	10,053
Noncash investing and financing activities:
Acquisition of assets in settlement of loans	$4,361	$1,816	$535
Common stock issued in consideration of St. Martin Bancshares, Inc.	—	—	82,960
Assets acquired and liabilities assumed in acquisitions:
Assets acquired in acquisitions	—	—	592,896
Liabilities assumed in acquisitions	—	—	559,202
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Home Bancorp, Inc., a Louisiana Corporation (the “Company”), is the parent holding company for Home Bank, N.A. (the "Bank"). The Bank is a national bank and wholly owned subsidiary of the Company. The Company and Bank are headquartered in Lafayette, Louisiana. As of December 31, 2019, the Company was a bank holding company. In September 2018, the Bank established HB Investment Fund I, LLC, a wholly-owned subsidiary of the Bank to invest in New Market Tax Credits (“NMTC”) in our market area.
In 2010, the Bank expanded into the Northshore (of Lake Pontchartrain) region through a Federal Deposit Insurance Corporation (“FDIC”) assisted acquisition of certain assets and liabilities of the former Statewide Bank (“Statewide”). In July 2011, the Bank expanded into the Greater New Orleans region through its acquisition of GS Financial Corporation (“GSFC”), the former holding company of Guaranty Savings Bank (“Guaranty”). In February 2014, the Bank expanded into west Mississippi through its acquisition of Britton & Koontz Capital Corporation (“Britton & Koontz”), the holding company for Britton & Koontz Bank, N.A. (“Britton & Koontz Bank”) of Natchez, Mississippi. In September 2015, the Bank expanded its presence in the Greater New Orleans region through the acquisition of Louisiana Bancorp, Inc. (“Louisiana Bancorp”), the former holding company of Bank of New Orleans (“BNO”) of Metairie, Louisiana. In December 2018, the Bank expanded its presence in the Acadiana market through the acquisition of St. Martin Bancshares (“SMB”), the former holding company of St. Martin Bank & Trust Company (“St. Martin Bank”) of St. Martinville, Louisiana. As of December 31, 2019, the Bank conducted business from 40 banking offices in the Acadiana, Northshore, Baton Rouge and Greater New Orleans regions of south Louisiana and west Mississippi.
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
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the Bank and HB Investment Fund I, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, income taxes, the valuation of foreclosed assets and surplus real estate ("ORE"), goodwill and other intangible assets, acquisition accounting valuations and valuation of share-based compensation.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks and interest-bearing deposits with the FHLB. The Company considers all highly liquid debt instruments with original maturities of three months or less (excluding interest-bearing deposits in banks) to be cash equivalents.
The Bank may be required to maintain cash reserves with the Federal Reserve Bank. The requirement is dependent upon the Bank’s cash on hand or noninterest-bearing balances. There was no reserve requirement as of December 31, 2019 or 2018.

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
Investment securities that are acquired with the intention of being resold in the near term are classified as trading securities under ASC 320 and are carried at fair value, with unrealized holding gains and losses recognized in current earnings. The Company did not hold any securities for trading purposes at, or during the years ended, December 31, 2019 or 2018.
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
For financial reporting purposes, the Company classifies a portion of its loans as “Mortgage loans held for sale”. Included in this category are loans which the Company has the current intent to sell and loans which are available to be sold in the event that the Company determines that loans should be sold to support the Company’s investment and liquidity objectives, as well as to support its overall asset and liability management strategies. Loans included in this category for which the Company has the current intention to sell are recorded at the lower of aggregate cost or fair value. As of December 31, 2019 and 2018, the Company had $6,990,000 and $2,086,000, respectively, in loans classified as “Mortgage loans held for sale.”

As of December 31, 2019 and 2018 the Company had $118,818,000 and $139,303,000, respectively, outstanding in loans sold to government agencies that it was servicing through a third party.
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
Acquired Loans
Acquired loans at December 31, 2019 and 2018 are those associated with our acquisitions of Statewide, GSFC, Britton & Koontz, Louisiana Bancorp and SMB. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The acquired loans were segregated between those considered to be performing (“acquired performing”) and those with evidence of credit deterioration (“acquired impaired”), and then further segregated into loan pools designed to facilitate the development of expected cash flows. The fair value estimate for each pool of acquired performing and acquired impaired loans was based on the estimate of expected cash flows, both principal and interest, from that pool, discounted at prevailing market interest rates.
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
Allowance for Loan Losses
The allowance for loan losses on loans in our portfolio is maintained at an amount which management believes covers the reasonably estimable and probable losses on such portfolio. The allowance for loan losses is comprised of specific and general reserves. The Company determines specific reserves based on the provisions of ASC 310, Receivables. The Company’s allowance for loan losses includes a measure of impairment related to those loans specifically identified for evaluation under the topic. This measurement is based on a comparison of the recorded investment in the loan with either the expected cash flows discounted using the loan’s original effective interest rate, observable market price for the loan or the fair value of the collateral underlying certain collateral-dependent loans. General reserves are based on management’s evaluation of many factors, including current economic trends, industry experience, historical loss experience (generally three years), industry loan concentrations, the borrowers’ abilities to repay and repayment performance, probability of foreclosure and estimated collateral values. In addition to these factors, management also considers the following for each segment of the loan portfolio when determining general reserves:

•Residential mortgages and home equity loans and lines - These categories consist of loans secured by first and junior liens on residential real estate. The performance of these loans may be adversely affected by unemployment rates, local residential real estate market conditions and the interest rate environment.

•Commercial Real Estate - This category consists of loans primarily secured by office and industrial buildings, warehouses, retail shopping facilities and various special purpose properties, including hotels and restaurants. The performance of commercial real estate loans may be adversely affected by conditions specific to the relevant industry, the real estate market for the property type and geographic region where the property or borrower is located.

•Construction and land - This category consists of loans to finance the ground-up construction and/or improvement of construction of residential and commercial properties and loans secured by land. The performance of construction and land loans is generally dependent upon the successful completion of improvements and/or land development for the end user, the sale of the property to a third party, or a secondary source of cash flow from the owners. The successful completion of planned improvements and development maybe adversely affected by changes in the estimated property value upon completion of construction, projected costs and other conditions leading to project delays.

•Multi-family residential - This category consists of loans secured by apartment or residential buildings with five or more units used to accommodate households on a temporary or permanent basis. The performance of multi-family loans is generally dependent on the receipt of rental income from the tenants who occupy the subject property. The occupancy rate of the subject property and the ability of the tenants to pay rent may be adversely affected by the location of the subject property and local economic conditions.

•Commercial and industrial - This category consists of secured and unsecured loans to purchase capital equipment, agriculture operating loans and other business loans for working capital and operating purposes. Secured loans are primarily secured by accounts receivable, inventory and other business assets. The performance of commercial and industrial loans may be adversely affected by conditions specific to the relevant industry, fluctuations in the value of the collateral and individual performance factors related to the borrower.

•Consumer and other - This category consists of loans to individuals for household, family and other personal use. The performance of these loans may be adversely affected by national and local economic conditions, unemployment rates and other factors affecting the borrower's income available to service the debt.

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
Foreclosed Assets and ORE

Foreclosed assets and ("ORE") includes real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets are recorded at fair value less estimated selling costs at the date acquired or upon receiving new property valuations. Write-downs from cost to fair value at the date of foreclosure are charged against the allowance for loan losses or acquired loan discounts . ORE is recorded at the lower of its net book value or fair value at the date of transfer to ORE. Costs relating to the development and improvement of foreclosed assets and ORE are capitalized, and costs relating to holding and maintaining foreclosed assets and ORE are expensed. Valuations are performed periodically and a charge to operations is recorded if the carrying value of a property exceeds its fair value less selling costs. Generally, the Company appraises foreclosed assets and ORE at the time of foreclosure or transfer to ORE and at least every 12 months following the foreclosure or transfer to ORE. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Financed sales of foreclosed property are accounted for in accordance with ASC Topic 610, Subtopic 20, Gains and losses from the derecognition of nonfinancial assets (“ASC 610-20”). The Company had $4,156,000 and $1,558,000 of foreclosed assets and ORE as of December 31, 2019 and 2018, respectively. Foreclosed assets and ORE are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
Other Investments
Other investments are carried at cost and consist of Federal Reserve Bank ("FRB") stock, Federal Home Loan Bank ("FHLB") stock, qualified investments under the Community Reinvestment Act ("CRA") and an investment in a Small Business Investment Company ("SBIC"). The Company's other investments are not held for sale and do not have readily determinable fair values. As a member of the FRB and the FHLB, the Company is required to hold stock in the FRB and the FHLB. The FRB stock may not be sold or pledged as collateral. The FHLB stock is pledged as collateral for outstanding FHLB advances and its transfer is substantially restricted. The Company's CRA investments include investments in funds and membership shares that fund community development in low- and moderate-income areas. The Company's SBIC investment is guaranteed by the Small Business Association. Other investments totaled $9,735,000 and $12,323,000 as of December 31, 2019 and 2018, respectively. Other investments are reported in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
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
Intangible Assets
Intangible assets consist of goodwill, core deposit intangibles and mortgage servicing rights. Goodwill and core deposit intangibles are presented together on the Consolidated Statements of Financial Condition. Mortgage servicing rights are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. Goodwill is not amortized but rather is evaluated for impairment at least annually. Core deposit intangibles represent the estimated value related to customer deposit relationships assumed in the Company’s acquisitions. Core deposit intangibles are being amortized over nine to 15 years. Mortgage servicing rights represent servicing assets related to mortgage loans sold and serviced at fair value. Mortgage servicing rights are being amortized over a maximum of 10 years using an accelerated method.

Shareholders’ Equity
Provisions of the Louisiana Business Corporation Act eliminate the concept of treasury stock and provide that shares reacquired by a company are to be treated as authorized but unissued shares. For the years ended December 31, 2019, 2018 and 2017, the cost of shares repurchased by the Company have been allocated to common stock, additional paid-in capital, and retained earnings.
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
Revenue Recognition
In addition to lending and related activities, the Company offers various services to customers that generate revenue, certain of which are governed by ASC Topic 606 Revenue from Contracts with Customers (“ASC 606”). The guidance under ASC 606 was effective for annual and interim reporting periods beginning after December 15, 2017. The transition to the accounting guidance under ASC 606 did not have a material impact on the Consolidated Financial Statements. The Company's services that fall within the scope of ASC 606 are presented within noninterest income and include service charges and fees, brokerage fees, and other transaction-based fees. Revenue is recognized when the transactions occur or as services are performed over primarily monthly or quarterly periods. Payment is typically received in the period the transactions occur. Fees may be fixed or, where applicable, based on a percentage of transaction size.
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
The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2019, 2018 and 2017, the Company did not recognize any interest or penalties in its financial statements and did not record an accrued liability for interest or penalty payments.
Investments that generate investment tax credits are accounted for under the deferral method. Under the deferral method, the allowable investment credit is recognized as a reduction in income tax expense over the life of the acquired investment.

Stock-based Compensation Plans
The Company has issued stock options under the 2009 Stock Option Plan and the 2014 Equity Incentive Plan to directors, officers and other key employees. In accordance with the requirements of ASC 718, Compensation – Stock Compensation, the Company has adopted a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured as of the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.
The Company has issued restricted stock under the 2009 Recognition and Retention Plan and restricted stock units under the 2014 Equity Incentive Plan to directors, officers and other key employees. Awards under the plans may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned compensation related to these awards is amortized to compensation expense over the service period, which is usually the vesting period. The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock as of the date of grant applied to the total number of shares granted and is amortized over the vesting period.
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
Comprehensive Income
GAAP generally requires that recognized revenues, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheets, such items, along with net earnings, are components of comprehensive income. The tax effect for unrealized gains and losses on investment securities was $770,000, $(278,000) and $(520,000) for the periods ending December 31, 2019, 2018 and 2017, respectively. The reclassification adjustment for gains included in net income had no tax effect for the periods ending December 31, 2019, 2018 and 2017. Comprehensive income is reflected in the Consolidated Statements of Comprehensive Income.
Loss Contingency Disclosure
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.
Reclassifications
Certain reclassifications have been made to prior period balances to conform to the current period presentation.
Recent Accounting Pronouncements
Accounting Standards Adopted in 2019
In February 2016, the FASB issued ASU No. 2016-2, “Conforming Amendments Related to Leases”. This ASU amends the codification regarding leases in order to increase transparency and comparability. Under current GAAP, the recognition of lease assets and lease liabilities by lessees is not required if the terms of the lease qualify it as an operating lease. ASU No. 2016-2 requires companies to recognize lease assets and liabilities on the statement of condition and disclose key information about leasing arrangements, for both operating and capital or finance leases. Upon implementation, a lessee will recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. The ASU is effective for annual and interim periods beginning after December 15, 2018. The Company implemented an accounting policy election to keep leases with an initial term of 12 months or less off the Company’s consolidated balance sheet. As of December 31, 2019, the Company's right-of-use assets and liabilities, net of amortization, were $4.6 million. The Company reports its right-of-use assets and liabilities within accrued interest receivable and other assets and accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition. The ASU did not have material impact on the consolidated income statement for the year ended December 31, 2019, and is not expected to in future periods.
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
Issued but Not Yet Adopted Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments,” which introduced a new impairment model known as CECL (Current Expected Credit Losses). The ASU requires a financial asset (or group of financial assets) measured on an amortized cost basis to be presented at an amount net of an allowance for credit losses, which reflects expected losses for the full life of the financial asset. Under current GAAP, credit losses are not recognized until the occurrence of the loss is probable and entities, in general, only consider past events and current conditions when measuring incurred losses. ASU No. 2016-13 will require entities to recognize a current estimate of all expected credit losses, thus eliminating the “probable” recognition threshold. To produce a current estimate of expected credit losses, the standard will require entities to incorporate forecasted information along with relevant information about past events, including historical experience, and current conditions that affect the collectability of the reported amount of financial assets. The ASU also amends the accounting model for purchased financial assets and replaces the current accounting for purchased credit impaired ("PCI") financial assets with the concept of purchased credit deteriorated ("PCD") financial assets. For non-PCD assets, an initial CECL estimate will be recognized through the allowance for credit losses and the provision for loan losses. For PCD assets, an initial CECL estimate will be recognized through the allowance for credit losses with an offset to the cost basis of the PCD asset. Financial assets currently classified as PCI will be classified as PCD assets upon implementation of the ASU. Held-to-maturity debt securities and off-balance-sheet arrangements, such as commitments to extend credit, guarantees and standby letters of credit that are not unconditionally cancellable, are also within the scope of this amendment. In addition, ASU 2016-13 will require expected credit related losses for available-for-sale debt securities to be recorded through an allowance for credit losses, while non-credit related losses will continue to be recognized through Other Comprehensive Income (“OCI”). This ASU is effective for fiscal years beginning after December 15, 2019. The Company will apply the amendments in this update on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company has performed parallel testing of the CECL estimation process for the year ended December 31, 2019. During this testing phase, the Company's cross-functional CECL committee held regular meetings to analyze and validate key aspects of the CECL process, including the appropriateness of portfolio segmentation, forecasting methodology, model assumptions, operational procedures and internal controls. The Company's CECL calculation estimates loan losses using a combination of discounted cash flow and remaining life analyses. Based on preliminary results, the Company believes that the adoption of ASU 2016-13 will result in a 30% to 40% increase to the allowance for loan losses primarily due to the change in accounting treatment for acquired loans and reserves for unfunded lending commitments. The Company estimates that approximately $1.2 million of the increase in the allowance for loan losses will be reclassified from the purchase discount for acquired impaired loans. The ultimate impact of adoption at subsequent reporting periods depends on the characteristics of the Company's loan portfolio and economic conditions at such dates as well as forecasted conditions thereafter. During the first quarter of 2020, the Company expects to further refine and validate CECL model assumptions, qualitative adjustments and financial reporting disclosures.
In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The ASU removes, modifies and adds certain disclosure requirements for fair value measurements. Under the ASU, public entities will no longer be required to disclose the valuation processes for Level 3 fair value measurements, but will be required to disclose the range and weighted average used to develop significant unobservable inputs and the change in unrealized gains and losses included in other comprehensive income for Level 3 fair value measurements. The ASU also removes the requirement to disclose transfers between Level 1 and Level 2 fair value measurements and the policy for those transfers. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019 and will not impact our Consolidated Financial Statements, as the update only revises disclosure requirements.
In December 2019, the FASB issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes (Topic 740)." The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve the consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in the ASU are effective for fiscal years and interim periods beginning after December 15, 2020. The Company is currently assessing the impact of adoption of this guidance.

3. Acquisition Activity
SUMMARY OF ACQUISITION ACTIVITY

(dollars in thousands)
Acquisition	Acquisition Date	Total Assets	Total Loans	Goodwill	Core Deposit Intangible	Total Deposits
Statewide Bank	3/12/2010	$188,026	$110,415	$560	$1,429	$206,925
GS Financial Corporation	7/15/2011	256,677	182,440	296	859	193,518
Britton & Koontz Capital Corporation	2/14/2014	298,930	161,581	43	3,030	216,600
Louisiana Bancorp, Inc.	9/15/2015	352,897	281,583	8,454	1,586	208,670
St. Martin Bancshares, Inc.	12/6/2017	592,852	439,872	49,135	6,766	533,497
Total Acquisitions		$1,689,382	$1,175,891	$58,488	$13,670	$1,359,210

Acquired loans which are impaired as of the date of acquisition are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.
The nonaccretable discount on acquired loans as of the acquisition date and aggregated by bank are summarized below. The balances represented an estimate of the undiscounted loss exposure in the acquired loans with deteriorated credit quality as of the acquisition date.

	(dollars in thousands)
Acquisition	Acquisition Date	Nonaccretable Discount
Statewide Bank	3/12/2010	$61,478
GS Financial Corporation	7/15/2011	5,490
Britton & Koontz Capital Corporation	2/14/2014	17,946
Louisiana Bancorp, Inc.	9/15/2015	—
St. Martin Bancshares, Inc.	12/6/2017	3,760
Total		$88,674

The following table summarizes the changes in accretable yield on loans acquired with deteriorated credit quality for the years ended December 31, 2019, 2018 and 2017, respectively.

(dollars in thousands)	2019	2018	2017
Balance, beginning of period	$(9,147)	$(9,303)	$(11,091)
Acquisition accretable yield	—	—	(1,981)
Accretion	2,202	2,425	5,109
Net transfers from nonaccretable discount to accretable yield	(428)	(2,269)	(1,340)
Balance, end of period	$(7,373)	$(9,147)	$(9,303)

As of December 31, 2019, the weighted average remaining contractual life of the loan portfolio acquired with deteriorated credit quality was 5.5 years.

4. Investment Securities
Summary information regarding the Company’s investment securities classified as available for sale and held to maturity as of December 31, 2019 and 2018 follows.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less Than 1 Year	Over 1 Year
December 31, 2019
Securities available for sale:
U.S. agency mortgage-backed	$94,446	$1,081	$292	$63	$95,172
Collateralized mortgage obligations	142,408	701	300	358	142,451
Municipal bonds	15,895	166	56	—	16,005
U.S. government agency	3,696	11	4	10	3,693
Total available for sale	$256,445	$1,959	$652	$431	$257,321
Securities held to maturity:
Municipal bonds	$7,149	$45	$—	$—	$7,194
Total held to maturity	$7,149	$45	$—	$—	$7,194

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2018			Less Than 1 Year	Over 1 Year
Securities available for sale:
U.S. agency mortgage-backed	$86,487	$485	$171	$892	$85,909
Collateralized mortgage obligations	145,814	129	161	2,191	143,591
Municipal bonds	21,453	52	16	12	21,477
U.S. government agency	9,169	29	19	25	9,154
Total available for sale	$262,923	$695	$367	$3,120	$260,131
Securities held to maturity:
Municipal bonds	$10,872	$11	$5	$37	$10,841
Total held to maturity	$10,872	$11	$5	$37	$10,841

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

The Company's investment securities with unrealized losses, aggregated by type and length of time that individual securities have been in a continuous loss position, are summarized in the following tables.

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency mortgage-backed	$28,847	$292	$5,148	$63	$33,995	$355
Collateralized mortgage obligations	50,004	300	37,131	358	87,135	658
Municipal bonds	3,044	56	—	—	3,044	56
U.S. government agency	1,213	4	466	10	1,679	14
Total available for sale	$83,108	$652	$42,745	$431	$125,853	$1,083
Held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Total held to maturity	$—	$—	$—	$—	$—	$—

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency mortgage-backed	$23,086	$171	$36,690	$892	$59,776	$1,063
Collateralized mortgage obligations	24,941	161	81,442	2,191	106,383	2,352
Municipal bonds	5,018	16	2,833	12	7,851	28
U.S. government agency	849	19	3,974	25	4,823	44
Total available for sale	$53,894	$367	$124,939	$3,120	$178,833	$3,487
Held to maturity:
Municipal bonds	$4,018	$5	$2,839	$37	$6,857	$42
Total held to maturity	$4,018	$5	$2,839	$37	$6,857	$42

As of December 31, 2019, 66 of the Company’s debt securities had unrealized losses totaling 0.9% of the individual securities’ amortized cost basis and 0.4% of the Company’s total amortized cost basis of the investment securities portfolio. Of the 66 securities, 34 had been in a continuous loss position for over 12 months at such date. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery. No declines in these 66 securities were deemed to be other-than-temporary.
The amortized cost and estimated fair value by maturity of the Company’s investment securities as of December 31, 2019 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Securities available for sale:
U.S. agency mortgage-backed	$66	$16,306	$50,888	$27,912	$95,172
Collateralized mortgage obligations	1,689	5,356	34,269	101,137	142,451
Municipal bonds	1,208	7,209	6,180	1,408	16,005
U.S. government agency	—	—	3,227	466	3,693
Total securities available for sale	$2,963	$28,871	$94,564	$130,923	$257,321
Securities held to maturity:
Municipal bonds	$—	$2,970	$4,224	$—	$7,194
Total securities held to maturity	$—	$2,970	$4,224	$—	$7,194

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Securities available for sale:
U.S. agency mortgage-backed	$64	$16,222	$50,789	$27,371	$94,446
Collateralized mortgage obligations	1,688	5,356	33,894	101,470	142,408
Municipal bonds	1,207	7,173	6,162	1,353	15,895
U.S. government agency	—	—	3,220	476	3,696
Total securities available for sale	$2,959	$28,751	$94,065	$130,670	$256,445
Securities held to maturity:
Municipal bonds	$—	$2,961	$4,188	$—	$7,149
Total securities held to maturity	$—	$2,961	$4,188	$—	$7,149

For the years ended December 31, 2019, 2018 and 2017, the Company recorded no gross gains or losses related to the sale of investment securities.
As of December 31, 2019 and 2018, the Company had accrued interest receivable for investment securities of $894,000 and $1,076,000, respectively.
As of December 31, 2019 and 2018, the Company had $157,091,000 and $157,198,000, respectively, of securities pledged to secure public deposits.

5. Loans
The Company’s loans, net of unearned income, consisted of the following as of December 31 of the years indicated.

(dollars in thousands)	2019	2018
Real estate loans:
One- to four-family first mortgage	$430,820	$450,363
Home equity loans and lines	79,812	83,976
Commercial real estate	722,807	640,575
Construction and land	195,748	193,597
Multi-family residential	54,869	54,455
Total real estate loans	1,484,056	1,422,966
Other loans:
Commercial and industrial	184,701	172,934
Consumer	45,604	53,854
Total other loans	230,305	226,788
Total loans	$1,714,361	$1,649,754
The net discount on the Company’s acquired loans was $12,315,000 and $18,811,000 at December 31, 2019, and 2018, respectively, of which $5,664,000 and $7,865,000 for the same time periods, respectively, was related to impaired loans. In addition, loan balances as of December 31, 2019 and 2018 are reported net of $3,114,000 and $2,716,000, respectively, in unearned income.
A summary of activity in the Company’s allowance for loan losses for the years ended December 31, 2019, 2018 and 2017 is as follows.

	For the Year Ended December 31, 2019
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,937	$(4)	$—	$113	$2,046
Home equity loans and lines	1,031	(42)	16	49	1,054
Commercial real estate	5,756	(360)	—	785	6,181
Construction and land	2,280	(6)	—	146	2,420
Multi-family residential	522	—	—	50	572
Commercial and industrial	2,862	(888)	25	1,373	3,372
Consumer	472	(128)	42	60	446
Total allowance for loan losses	$14,860	$(1,428)	$83	$2,576	$16,091
Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$199	$—	$—	$470	$669
Home equity loans and lines	48	—	—	(18)	30
Commercial real estate	369	—	—	(9)	360
Construction and land	5	—	—	245	250
Multi-family residential	28	—	—	(28)	—
Commercial and industrial	366	(5)	—	(39)	322
Consumer	473	(144)	—	(183)	146
Total allowance for loan losses	$1,488	$(149)	$—	$438	$1,777

	For the Year Ended December 31, 2019
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$2,136	$(4)	$—	$583	$2,715
Home equity loans and lines	1,079	(42)	16	31	1,084
Commercial real estate	6,125	(360)	—	776	6,541
Construction and land	2,285	(6)	—	391	2,670
Multi-family residential	550	—	—	22	572
Commercial and industrial	3,228	(893)	25	1,334	3,694
Consumer	945	(272)	42	(123)	592
Total allowance for loan losses	$16,348	$(1,577)	$83	$3,014	$17,868

	For the Year Ended December 31, 2018
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,574	$(1)	$—	$364	$1,937
Home equity loans and lines	1,024	—	5	2	1,031
Commercial real estate	4,766	—	—	990	5,756
Construction and land	1,742	—	—	538	2,280
Multi-family residential	355	—	—	167	522
Commercial and industrial	4,346	(2,506)	158	864	2,862
Consumer	496	(74)	16	34	472
Total allowance for loan losses	$14,303	$(2,581)	$179	$2,959	$14,860
Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$89	$—	$—	$110	$199
Home equity loans and lines	78	—	—	(30)	48
Commercial real estate	140	—	—	229	369
Construction and land	7	—	—	(2)	5
Multi-family residential	—	—	—	28	28
Commercial and industrial	184	—	—	182	366
Consumer	6	—	—	467	473
Total allowance for loan losses	$504	$—	$—	$984	$1,488
Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,663	$(1)	$—	$474	$2,136
Home equity loans and lines	1,102	—	5	(28)	1,079
Commercial real estate	4,906	—	—	1,219	6,125
Construction and land	1,749	—	—	536	2,285
Multi-family residential	355	—	—	195	550
Commercial and industrial	4,530	(2,506)	158	1,046	3,228
Consumer	502	(74)	16	501	945
Total allowance for loan losses	$14,807	$(2,581)	$179	$3,943	$16,348

	For the Year Ended December 31, 2017
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance

Originated loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,436	$(29)	$—	$167	$1,574
Home equity loans and lines	654	(10)	20	360	1,024
Commercial real estate	4,177	(3)	—	592	4,766
Construction and land	1,763	—	—	(21)	1,742
Multi-family residential	361	—	—	(6)	355
Commercial and industrial	3,316	(358)	408	980	4,346
Consumer	513	(64)	15	32	496
Total allowance for loan losses	$12,220	$(464)	$443	$2,104	$14,303
Acquired loans:
Allowance for loan losses:
One- to four-family first mortgage	$75	$—	$—	$14	$89
Home equity loans and lines	74	—	—	4	78
Commercial real estate	—	—	—	140	140
Construction and land	19	—	—	(12)	7
Multi-family residential	—	—	—	—	—
Commercial and industrial	123	—	—	61	184
Consumer	—	—	—	6	6
Total allowance for loan losses	$291	$—	$—	$213	$504
Total loans:
Allowance for loan losses:
One- to four-family first mortgage	$1,511	$(29)	$—	$181	$1,663
Home equity loans and lines	728	(10)	20	364	1,102
Commercial real estate	4,177	(3)	—	732	4,906
Construction and land	1,782	—	—	(33)	1,749
Multi-family residential	361	—	—	(6)	355
Commercial and industrial	3,439	(358)	408	1,041	4,530
Consumer	513	(64)	15	38	502
Total allowance for loan losses	$12,511	$(464)	$443	$2,317	$14,807

The Company’s allowance for loan losses and recorded investment in loans as of the dates indicated is as follows.

	As of December 31, 2019
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$2,046	$—	$669	$2,715
Home equity loans and lines	706	348	30	1,084
Commercial real estate	5,883	298	360	6,541
Construction and land	2,420	—	250	2,670
Multi-family residential	572	—	—	572
Commercial and industrial	2,671	701	322	3,694
Consumer	446	—	146	592
Total allowance for loan losses	$14,744	$1,347	$1,777	$17,868

	As of December 31, 2019
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans (1)	Total
Loans:
One- to four-family first mortgage	$251,159	$187	$179,474	$430,820
Home equity loans and lines	56,180	784	22,848	79,812
Commercial real estate	522,621	6,518	193,668	722,807
Construction and land	173,687	—	22,061	195,748
Multi-family residential	48,661	—	6,208	54,869
Commercial and industrial	154,501	1,223	28,977	184,701
Consumer	35,680	—	9,924	45,604
Total loans	$1,242,489	$8,712	$463,160	$1,714,361

	As of December 31, 2018
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans	Total
Allowance for loan losses:
One- to four-family first mortgage	$1,937	$—	$199	$2,136
Home equity loans and lines	682	349	48	1,079
Commercial real estate	5,272	484	369	6,125
Construction and land	2,280	—	5	2,285
Multi-family residential	522	—	28	550
Commercial and industrial	2,541	321	366	3,228
Consumer	472	—	473	945
Total allowance for loan losses	$13,706	$1,154	$1,488	$16,348

	As of December 31, 2018
	Originated Loans
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired Loans (1)	Total
Loans:
One- to four-family first mortgage	$227,602	$—	$222,761	$450,363
Home equity loans and lines	53,049	866	30,061	83,976
Commercial real estate	432,217	7,059	201,299	640,575
Construction and land	161,232	—	32,365	193,597
Multi-family residential	42,222	—	12,233	54,455
Commercial and industrial	131,250	1,952	39,732	172,934
Consumer	37,711	—	16,143	53,854
Total loans	$1,085,283	$9,877	$554,594	$1,649,754
_______________
(1)$7.4 million and $10.0 million in acquired loans were accounted for under ASC 310-30 at December 31, 2019 and 2018, respectively.
Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent, in part, on values in the real estate market.
Credit quality indicators on the Company’s loan portfolio as of the dates indicated are as follows.

	December 31, 2019
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$248,483	$730	$2,133	$—	$251,346
Home equity loans and lines	56,029	53	882	—	56,964
Commercial real estate	517,615	207	11,317	—	529,139
Construction and land	164,310	8,107	1,270	—	173,687
Multi-family residential	48,661	—	—	—	48,661
Commercial and industrial	153,286	—	2,438	—	155,724
Consumer	35,545	46	89	—	35,680
Total originated loans	$1,223,929	$9,143	$18,129	$—	$1,251,201
Acquired loans:
One- to four-family first mortgage	$173,482	$1,429	$4,563	$—	$179,474
Home equity loans and lines	22,370	128	350	—	22,848
Commercial real estate	181,090	1,593	10,985	—	193,668
Construction and land	19,877	747	1,437	—	22,061
Multi-family residential	5,487	502	219	—	6,208
Commercial and industrial	24,856	56	4,065	—	28,977
Consumer	9,668	166	90	—	9,924
Total acquired loans	$436,830	$4,621	$21,709	$—	$463,160

	December 31, 2019
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Total loans:
One- to four-family first mortgage	$421,965	$2,159	$6,696	$—	$430,820
Home equity loans and lines	78,399	181	1,232	—	79,812
Commercial real estate	698,705	1,800	22,302	—	722,807
Construction and land	184,187	8,854	2,707	—	195,748
Multi-family residential	54,148	502	219	—	54,869
Commercial and industrial	178,142	56	6,503	—	184,701
Consumer	45,213	212	179	—	45,604
Total loans	$1,660,759	$13,764	$39,838	$—	$1,714,361

	December 31, 2018
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$221,930	$1,852	$3,820	$—	$227,602
Home equity loans and lines	52,344	69	1,502	—	53,915
Commercial real estate	425,851	4,463	8,962	—	439,276
Construction and land	159,428	—	1,804	—	161,232
Multi-family residential	42,222	—	—	—	42,222
Commercial and industrial	126,126	1,717	5,359	—	133,202
Consumer	37,312	126	273	—	37,711
Total originated loans	$1,065,213	$8,227	$21,720	$—	$1,095,160
Acquired loans:
One- to four-family first mortgage	$213,199	$2,474	$7,088	$—	$222,761
Home equity loans and lines	29,451	270	340	—	30,061
Commercial real estate	183,514	5,189	12,596	—	201,299
Construction and land	30,005	917	1,443	—	32,365
Multi-family residential	11,401	582	250	—	12,233
Commercial and industrial	35,918	1,376	2,438	—	39,732
Consumer	15,521	262	360	—	16,143
Total acquired loans	$519,009	$11,070	$24,515	$—	$554,594
Total loans:
One- to four-family first mortgage	$435,129	$4,326	$10,908	$—	$450,363
Home equity loans and lines	81,795	339	1,842	—	83,976
Commercial real estate	609,365	9,652	21,558	—	640,575
Construction and land	189,433	917	3,247	—	193,597
Multi-family residential	53,623	582	250	—	54,455
Commercial and industrial	162,044	3,093	7,797	—	172,934
Consumer	52,833	388	633	—	53,854
Total loans	$1,584,222	$19,297	$46,235	$—	$1,649,754

The preceding classifications follow regulatory guidelines and can generally be described as follows:
•Pass loans are of satisfactory quality.
•Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in the collateral values.
•Substandard loans have an existing specific and well defined weakness that may include poor liquidity and deterioration of financial ratios. The loan may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.
•Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.
In addition, residential loans are classified using an inter-regulatory agency methodology that incorporates, among other factors, the extent of delinquencies and loan-to-value ratios. These classifications were the most current available as of December 31, 2019 and 2018, respectively, and were generally updated within the prior three months.
Age analysis of past due loans, as of the dates indicated, is as follows.

	December 31, 2019
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,524	$173	$967	$2,664	$248,682	$251,346
Home equity loans and lines	174	—	98	272	56,692	56,964
Commercial real estate	1,124	1,448	8,056	10,628	518,511	529,139
Construction and land	—	—	1,171	1,171	172,516	173,687
Multi-family residential	—	—	—	—	48,661	48,661
Total real estate loans	2,822	1,621	10,292	14,735	1,045,062	1,059,797
Other loans:
Commercial and industrial	213	100	869	1,182	154,542	155,724
Consumer	533	57	34	624	35,056	35,680
Total other loans	746	157	903	1,806	189,598	191,404
Total originated loans	$3,568	$1,778	$11,195	$16,541	$1,234,660	$1,251,201
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$4,555	$1,116	$1,108	$6,779	$172,695	$179,474
Home equity loans and lines	267	93	330	690	22,158	22,848
Commercial real estate	337	466	1,945	2,748	190,920	193,668
Construction and land	413	—	1,170	1,583	20,478	22,061
Multi-family residential	—	—	—	—	6,208	6,208
Total real estate loans	5,572	1,675	4,553	11,800	412,459	424,259
Other loans:
Commercial and industrial	3	57	792	852	28,125	28,977
Consumer	259	127	60	446	9,478	9,924
Total other loans	262	184	852	1,298	37,603	38,901
Total acquired loans	$5,834	$1,859	$5,405	$13,098	$450,062	$463,160

	December 31, 2019
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Total loans:
Real estate loans:
One- to four-family first mortgage	$6,079	$1,289	$2,075	$9,443	$421,377	$430,820
Home equity loans and lines	441	93	428	962	78,850	79,812
Commercial real estate	1,461	1,914	10,001	13,376	709,431	722,807
Construction and land	413	—	2,341	2,754	192,994	195,748
Multi-family residential	—	—	—	—	54,869	54,869
Total real estate loans	8,394	3,296	14,845	26,535	1,457,521	1,484,056
Other loans:
Commercial and industrial	216	157	1,661	2,034	182,667	184,701
Consumer	792	184	94	1,070	44,534	45,604
Total other loans	1,008	341	1,755	3,104	227,201	230,305
Total loans	$9,402	$3,637	$16,600	$29,639	$1,684,722	$1,714,361

	December 31, 2018
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$3,913	$270	$64	$4,247	$223,355	$227,602
Home equity loans and lines	326	61	41	428	53,487	53,915
Commercial real estate	714	34	168	916	438,360	439,276
Construction and land	576	—	740	1,316	159,916	161,232
Multi-family residential	—	—	—	—	42,222	42,222
Total real estate loans	5,529	365	1,013	6,907	917,340	924,247
Other loans:
Commercial and industrial	362	1,369	265	1,996	131,206	133,202
Consumer	319	131	196	646	37,065	37,711
Total other loans	681	1,500	461	2,642	168,271	170,913
Total originated loans	$6,210	$1,865	$1,474	$9,549	$1,085,611	$1,095,160

	December 31, 2018
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$4,196	$1,258	$3,702	$9,156	$213,605	$222,761
Home equity loans and lines	462	116	163	741	29,320	30,061
Commercial real estate	3,104	265	1,143	4,512	196,787	201,299
Construction and land	1,050	488	813	2,351	30,014	32,365
Multi-family residential	84	—	—	84	12,149	12,233
Total real estate loans	8,896	2,127	5,821	16,844	481,875	498,719
Other loans:
Commercial and industrial	4,315	109	329	4,753	34,979	39,732
Consumer	357	277	262	896	15,247	16,143
Total other loans	4,672	386	591	5,649	50,226	55,875
Total acquired loans	$13,568	$2,513	$6,412	$22,493	$532,101	$554,594
Total loans:
Real estate loans:
One- to four-family first mortgage	$8,109	$1,528	$3,766	$13,403	$436,960	$450,363
Home equity loans and lines	788	177	204	1,169	82,807	83,976
Commercial real estate	3,818	299	1,311	5,428	635,147	640,575
Construction and land	1,626	488	1,553	3,667	189,930	193,597
Multi-family residential	84	—	—	84	54,371	54,455
Total real estate loans	14,425	2,492	6,834	23,751	1,399,215	1,422,966
Other loans:
Commercial and industrial	4,677	1,478	594	6,749	166,185	172,934
Consumer	676	408	458	1,542	52,312	53,854
Total other loans	5,353	1,886	1,052	8,291	218,497	226,788
Total loans	$19,778	$4,378	$7,886	$32,042	$1,617,712	$1,649,754
As of December 31, 2019 and 2018, the Company did not have any loans greater than 90 days past due which were accruing interest.
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

	For the Year Ended December 31, 2019
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$187	$187	$—	$109	$—
Home equity loans and lines	404	450	—	418	—
Commercial real estate	19	21	—	41	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	291	329	—	1,063	—
Consumer	—	—	—	—	—
Total	$901	$987	$—	$1,631	$—
With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	380	425	348	400	—
Commercial real estate	6,499	6,587	298	6,639	15
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	932	1,214	701	566	—
Consumer	—	—	—	—	—
Total	$7,811	$8,226	$1,347	$7,605	$15
Total impaired loans:
One- to four-family first mortgage	$187	$187	$—	$109	$—
Home equity loans and lines	784	875	348	818	—
Commercial real estate	6,518	6,608	298	6,680	15
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,223	1,543	701	1,629	—
Consumer	—	—	—	—	—
Total	$8,712	$9,213	$1,347	$9,236	$15

	For the Year Ended December 31, 2018
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	441	476	—	454	—
Commercial real estate	149	161	—	32	7
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,540	1,904	—	438	—
Consumer	—	—	—	—	—
Total	$2,130	$2,541	$—	$924	$7

	For the Year Ended December 31, 2018
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	425	457	349	440	—
Commercial real estate	6,910	6,910	484	2,057	38
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	412	442	321	1,367	1
Consumer	—	—	—	—	—
Total	$7,747	$7,809	$1,154	$3,864	$39
Total impaired loans:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	866	933	349	894	—
Commercial real estate	7,059	7,071	484	2,089	45
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	1,952	2,346	321	1,805	1
Consumer	—	—	—	—	—
Total	$9,877	$10,350	$1,154	$4,788	$46

	For the Year Ended December 31, 2017
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	470	476	—	395	1
Commercial real estate	22	32	—	19	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	428	434	—	2,849	2
Consumer	—	—	—	—	—
Total	$920	$942	$—	$3,263	$3
With an allowance recorded:
One- to four-family first mortgage	$—	$—	$—	$42	$—
Home equity loans and lines	455	461	348	383	1
Commercial real estate	—	—	—	296	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	2,084	2,157	1,625	1,985	52
Consumer	—	—	—	—	—
Total	$2,539	$2,618	$1,973	$2,706	$53

	For the Year Ended December 31, 2017
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Total impaired loans:
One- to four-family first mortgage	$—	$—	$—	$42	$—
Home equity loans and lines	925	937	348	778	2
Commercial real estate	22	32	—	315	—
Construction and land	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	2,512	2,591	1,625	4,834	54
Consumer	—	—	—	—	—
Total	$3,459	$3,560	$1,973	$5,969	$56

The Company reviews its significant nonaccrual loans for specific impairment in accordance with its allowance for loan loss methodology. If it is determined that losses are probable when other credit quality indicators are considered, the loan is considered impaired and the Company specifically allocates a portion of the allowance for loan losses to these loans. A summary of information pertaining to the Company’s nonaccrual loans as of December 31, 2019 and 2018 is as follows.

	December 31, 2019			December 31, 2018
(dollars in thousands)	Originated	Acquired (1)	Total	Originated	Acquired (1)	Total
Nonaccrual loans:
One- to four-family first mortgage	$2,133	$1,815	$3,948	$1,984	$3,188	$5,172
Home equity loans and lines	883	361	1,244	1,457	242	1,699
Commercial real estate	8,750	4,575	13,325	7,940	3,403	11,343
Construction and land	1,170	1,299	2,469	740	854	1,594
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	1,603	1,621	3,224	2,986	1,002	3,988
Consumer	89	87	176	273	343	616
Total	$14,628	$9,758	$24,386	$15,380	$9,032	$24,412
_______________
(1)Table excludes acquired loans which were being accounted for under ASC 310-30 because they continue to earn interest from accretable yield regardless of their past due status or otherwise resulting in noncompliance with their contractual terms. Acquired loans with deteriorated credit quality, which were being accounted for under ASC 310-30 and which were 90 days or more past due, totaled $2.2 million and $1.7 million as of December 31, 2019 and 2018, respectively.
As of December 31, 2019, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.
As of December 31, 2019 and 2018, the Company had accrued interest receivable for loans of $6,575,000 and $7,017,000, respectively.

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
Information about the Company’s TDRs is presented in the following tables.

	As of December 31, 2019
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$671	$82	$1,370	$2,123
Home equity loans and lines	235	53	36	324
Commercial real estate	670	—	5,824	6,494
Construction and land	100	—	—	100
Multi-family residential	—	—	—	—
Total real estate loans	1,676	135	7,230	9,041
Other loans:
Commercial and industrial	—	—	303	303
Consumer	92	—	54	146
Total other loans	92	—	357	449
Total loans	$1,768	$135	$7,587	$9,490

	As of December 31, 2019
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$365	$—	$617	$982
Home equity loans and lines	—	—	20	20
Commercial real estate	90	—	194	284
Construction and land	—	—	—	—
Multi-family residential	—	—	—	—
Total real estate loans	455	—	831	1,286
Other loans:
Commercial and industrial	—	—	1,362	1,362
Consumer	20	—	25	45
Total other loans	20	—	1,387	1,407
Total loans	$475	$—	$2,218	$2,693
Total loans:
Real estate loans:
One- to four-family first mortgage	$1,036	$82	$1,987	$3,105
Home equity loans and lines	235	53	56	344
Commercial real estate	760	—	6,018	6,778
Construction and land	100	—	—	100
Multi-family residential	—	—	—	—
Total real estate loans	2,131	135	8,061	10,327
Other loans:
Commercial and industrial	—	—	1,665	1,665
Consumer	112	—	79	191
Total other loans	112	—	1,744	1,856
Total loans	$2,243	$135	$9,805	$12,183

	As of December 31, 2018
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$218	$—	$1,920	$2,138
Home equity loans and lines	—	44	565	609
Commercial real estate	722	—	7,293	8,015
Construction and land	133	—	—	133
Multi-family residential	—	—	—	—
Total real estate loans	1,073	44	9,778	10,895
Other loans:
Commercial and industrial	—	—	424	424
Consumer	—	—	77	77
Total other loans	—	—	501	501
Total loans	$1,073	$44	$10,279	$11,396

	As of December 31, 2018
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$214	$—	$647	$861
Home equity loans and lines	—	—	66	66
Commercial real estate	—	—	2,682	2,682
Construction and land	—	—	—	—
Multi-family residential	—	—	—	—
Total real estate loans	214	—	3,395	3,609
Other loans:
Commercial and industrial	68	—	740	808
Consumer	7	—	35	42
Total other loans	75	—	775	850
Total loans	$289	$—	$4,170	$4,459
Total loans:
Real estate loans:
One- to four-family first mortgage	$432	$—	$2,567	$2,999
Home equity loans and lines	—	44	631	675
Commercial real estate	722	—	9,975	10,697
Construction and land	133	—	—	133
Multi-family residential	—	—	—	—
Total real estate loans	1,287	44	13,173	14,504
Other loans:
Commercial and industrial	68	—	1,164	1,232
Consumer	7	—	112	119
Total other loans	75	—	1,276	1,351
Total loans	$1,362	$44	$14,449	$15,855

A summary of information pertaining to loans modified as of the periods indicated is as follows.

	For the Year Ended December 31
	2019			2018
(dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
One- to four-family first mortgage	6	$932	$919	8	$3,195	$1,974
Home equity loans and lines	—	—	—	—	—	—
Commercial real estate	2	193	192	5	10,105	9,603
Construction and land	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	18	842	820	2	697	635
Other consumer	6	78	70	4	44	42
Total	32	$2,045	$2,001	19	$14,041	$12,254
As of December 31, 2019 and 2018 the Company had no unfunded commitments to borrowers whose loan terms had been modified through troubled debt restructurings.
Two residential mortgages totaling $617,000 and two consumer loans totaling $10,000 were modified during the year ended December 31, 2019 and defaulted within twelve months of modification. The defaults did not have a significant impact on our allowance for loan losses at December 31, 2019.
Four commercial real estate loans totaling $7,022,000, two commercial and industrial loans totaling $714,000, six residential mortgages totaling $619,000 and two consumer loans totaling $32,000 were modified during the year ended December 31, 2018 and defaulted within twelve months of modification. Two of the defaulted commercial real estate loans, totaling $6,910,000 at December 31, 2018, were individually evaluated for impairment to determine the allowance for loan losses for the year ended December 31, 2018. The remaining defaults did not have a significant impact on the allowance for loan losses for the year ended December 31, 2018.
6. Loan Servicing
Mortgage loans sold to and serviced for others are not included in the accompanying statements of financial condition. The unpaid principal balances of these loans as of December 31 of the years indicated are summarized as follows:

(dollars in thousands)	2019	2018
Mortgage loans sold to Federal Home Loan Mortgage Corporation without recourse	$3,723	$4,438
Mortgage loans sold to Federal National Mortgage Association without recourse	114,895	134,550
Mortgage loans sold to Federal Home Loan Bank without recourse	200	315
Total, end of period	$118,818	$139,303

The Company records servicing assets related to mortgage loans sold and serviced at fair value and will amortize these servicing assets over the period of estimated net servicing income associated with each loan. Management assesses servicing assets for potential impairment annually. Changes in the carrying value of servicing assets are recorded in service fees and charges on the Consolidated Statements of Income. Activity related to servicing assets for the years ended December 31, 2019, 2018 and 2017 is summarized as follows.

(dollars in thousands)	2019	2018	2017
Balance, beginning of period	$272	$422	$622
Amortization	(111)	(150)	(200)
Balance, end of period	161	272	422
Fair value, end of period	$530	$789	$1,141

Custodial and escrow account balances maintained in connection with the foregoing loan servicing arrangements were $2,201,000 and $2,366,000 as of December 31, 2019 and 2018, respectively.
7. Office Properties and Equipment
Office properties and equipment consisted of the following as of December 31 of the years indicated.

(dollars in thousands)	2019	2018
Land	$14,245	$14,034
Buildings and improvements	36,364	34,311
Furniture and equipment	14,499	15,197
Total office properties and equipment	65,108	63,542
Less accumulated depreciation	18,683	16,418
Total office properties and equipment, net	$46,425	$47,124

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $2,875,000, $2,504,000 and $1,959,000, respectively.
During the fourth quarter of 2019, the Company determined that certain buildings met the criteria to be classified as assets held for sale. The carrying value of $1,275,000 was transferred from office properties and equipment to foreclosed assets and ORE and has been recorded within accrued interest receivable and other assets in the Statements of Financial Condition as of December 31, 2019. The sales of two of these properties, with total carrying value of $410,000, are expected to close during the first quarter of 2020. For more information on the Company's policy on foreclosed assets and ORE, refer to Note 2 - Summary of Significant Accounting Policies.
8. Goodwill and Intangibles
Goodwill and other intangible assets are presented in the table below. Changes in carrying amount of the Company’s goodwill and core deposit intangible (“CDI”) for the years ended December 31, 2019, 2018 and 2017 were as follows.

(dollars in thousands)	Goodwill	CDI
Balance as of December 31, 2016	$9,353	$3,409
SMB acquisition	49,268	6,766
Amortization of intangibles	—	(763)
Balance as of December 31, 2017	58,621	9,412
SMB acquisition	(133)	—
Amortization of intangibles	—	(1,845)
Balance as of December 31, 2018	58,488	7,567
Amortization of intangibles	—	(1,583)
Balance as of December 31, 2019	$58,488	$5,984

9. Deposits
The Company’s deposits consisted of the following major classifications as of December 31 of the years indicated.

(dollars in thousands)	2019	2018
Demand deposit accounts	$437,828	$438,146
Savings	201,887	201,393
Money market accounts	273,741	295,705
NOW accounts	512,054	486,979
Certificates of deposit	395,465	350,994
Total deposits	$1,820,975	$1,773,217

As of December 31, 2019, the scheduled maturities of the Company’s certificates of deposit were as follows.

(dollars in thousands)	Amount
2020	$302,265
2021	68,530
2022	12,795
2023	7,119
2024	3,576
Thereafter	1,180
Total certificates of deposit	$395,465

As of December 31, 2019 and 2018, the aggregate amount of certificates of deposit with balances of $250,000 or more was $74,813,000 and $54,924,000, respectively.
10. Other Borrowings
Other borrowings at December 31, 2019 and 2018 included a $5,539,000 note payable with a rate of 3.83% on the Company’s investment in a new market tax credit entity. The note payable is a 20-year leverage loan with interest-only payments for the first seven years.

11. Short-term FHLB Advances
As of December 31, 2019 and 2018, the Company had no short-term FHLB advances. For the years ended December 31, 2019 and 2018, the average volume of short-term FHLB advances carried by the Company was $17,000 and $2,157,000, respectively.
Collateral for short and long-term FHLB advances is secured through a blanket lien evidenced by the Company’s pledge of first mortgage collateral, demand deposit accounts, capital stock and certain other assets pursuant to the “Advances, Collateral Pledge and Security Agreement.” Under this collateral pledge agreement, the Bank must meet all statutory and regulatory capital standards and must meet all FHLB credit underwriting standards. Management believes that the Bank was in compliance with all such requirements as of December 31, 2019 and 2018.
As of December 31, 2019 and 2018, the Company had $738,955,000 and $725,988,000, respectively, of additional FHLB advances available. As of December 31, 2019 and 2018, the Company had $768,549,000 and $752,558,000, respectively, of loans pledged through the Company’s blanket lien.
12. Long-term FHLB Advances
As of December 31, 2019 and 2018, the Company’s long-term FHLB advances totaled $40,620,000 and $58,698,000, respectively. The following table summarizes long-term advances as of December 31, 2019.

(dollars in thousands)	Amount	Weighted Average Rate
Fixed rate advances maturing in:
2020	$29,782	1.72%
2021	1,389	2.01
2022	5,900	2.08
2023	106	2.14
2024	599	2.26
Thereafter	2,844	2.29
Total long-term FHLB advances	$40,620	1.83%

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
The Company files federal income tax returns on a calendar year basis. Income tax expense for the years indicated is summarized as follows:

(dollars in thousands)	2019	2018	2017
Current	$6,123	$5,747	$7,260
Deferred	137	2,137	2,512
NMTC	(400)	(400)	—
Impact of Tax Cuts and Jobs Act	—	(789)	2,721
Total income tax expense	$5,860	$6,695	$12,493

The components of the Company’s net deferred tax asset, which is included in accrued interest receivable and other assets in the accompanying Statement of Financial Condition as of December 31 of the years indicated are as follows:

(dollars in thousands)	2019	2018
Deferred tax assets:
Provision for loan losses	$3,752	$3,433
Discount on purchased loans	1,842	2,916
Salary continuation plan	678	656
Mortgage servicing rights	95	115
Deferred compensation	52	107
Stock-based compensation	264	340
Unrealized loss on securities available for sale	—	586
Other	101	102
Deferred tax assets	$6,784	$8,255
Deferred tax liabilities:
FHLB stock dividends	$(108)	$(162)
Accumulated depreciation	(2,974)	(3,298)
Intangible assets	(858)	(1,135)
Premium on investment securities acquired	—	(88)
Unrealized gain on securities available for sale	(184)	—
NMTC	(48)	(24)
Other	(96)	(161)
Deferred tax liabilities	(4,268)	(4,868)
Net deferred tax asset	$2,516	$3,387

For the years ended December 31, 2019, 2018 and 2017, the Company’s provision for federal income taxes differed from the amount computed by applying the federal income tax statutory rates of 21%, 21% and 35%, respectively, on income from operations as indicated in the following analysis:

(dollars in thousands)	2019	2018	2017
Federal tax based on statutory rate	$7,089	$8,023	$10,242
State tax based on statutory rate	34	82	54
(Decrease) increase resulting from:
NMTC	(400)	(400)	—
Effect of tax-exempt income	(128)	(171)	(234)
Changes in the cash surrender value of bank owned life insurance	(435)	(138)	(173)
Nondeductible merger-related expenses	—	—	129
Nondeductible share based compensation expense	177	191	374
Exercise of stock options	(599)	(131)	(656)
DTA adjustment – impact of Tax Act	—	(789)	2,721
Other	122	28	36
Income tax expense	$5,860	$6,695	$12,493
Effective tax rate	17.3%	17.5%	42.6%

Retained earnings as of December 31, 2019 and 2018, included $5,837,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than bad debt losses would create income for tax purposes only, which would be subject to the then-current federal statutory income tax rate. The unrecorded deferred income tax liability on the above amount was $1,985,000 as of December 31, 2019 and 2018. Current accounting standards do not require the accrual of this deferred tax amount to be recorded unless it is probable that the reserve (for tax purposes) will be significantly depleted by loan losses deductible for tax purposes in the future. Based on current estimates of losses within the Company’s loan portfolio, accrual of the deferred tax liability associated with this reserve was not required as of December 31, 2019 and 2018.
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

	Contract Amount
(dollars in thousands)	2019	2018
Standby letters of credit	$6,098	$4,288
Available portion of lines of credit	247,670	186,446
Undisbursed portion of loans in process	111,466	108,307
Commitments to originate loans	87,446	92,656

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
In July 2013, the Federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating components of capital and of computing risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The rule established a common equity Tier 1 minimum capital requirement, increased the minimum capital ratios and assigned a higher risk weight to certain assets based on the risk associated with these assets. The final rule also included a capital conservation buffer which was phased in over a five-year period until it reached 2.5% on January 1, 2019.
Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities.
Quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 risk-based capital (as defined) to average assets and risk-weighted assets (as defined). Management believes, as of December 31, 2019 and 2018, that the Bank met all capital adequacy requirements to which it was subject.
As of December 31, 2019 and 2018, the most recent notification from the OCC categorized the Bank as “well capitalized” under the OCC regulatory classification framework. To be categorized as “well capitalized,” the Bank must maintain minimum Total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table presents actual and required capital ratios for the the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2019 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Bank:
Common equity Tier 1 capital	$240,176	14.22%	$118,213	7.00%	$109,769	6.50%
Tier 1 risk-based capital	240,176	14.22	143,545	8.50	135,101	8.00
Total risk-based capital	258,044	15.28	177,320	10.50	168,876	10.00
Tier 1 leverage capital	240,176	11.17	86,004	4.00	107,506	5.00

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Bank:
Common equity Tier 1 capital	$230,708	14.55%	$110,962	7.00%	$103,036	6.50%
Tier 1 risk-based capital	230,708	14.55	134,740	8.50	126,814	8.00
Total risk-based capital	247,056	15.59	166,443	10.50	158,517	10.00
Tier 1 leverage capital	230,708	11.15	82,744	4.00	103,430	5.00

16. Benefit Plans
401(k) and Profit Sharing Plan
The Company’s 401(k) defined contribution plan allows its participants to contribute up to 75% of their pretax earnings on a tax-deferred basis up to the statutory limit. Beginning January 1, 2017, the Company’s matching contributions changed from 4% of the employees’ salaries for the year ended December 31, 2016 to a matching contribution of 100% of the employee’s contributions up to 2%, plus 50% of the employees’ contributions over 2% but not over 6% of the employee’s pay. For the years ended December 31, 2019, 2018 and 2017, the Company made contributions of $919,000, $872,000 and $701,000, respectively, in connection with the plan, which is included in compensation and benefits expense in the accompanying Consolidated Statements of Income.
Employee Stock Ownership Plan
In 2008, the Company established an employee stock ownership plan (“ESOP”) for the benefit of all eligible employees of the Company. The leveraged ESOP is accounted for in accordance with the requirements of ASC 718, Compensation – Stock Compensation.
Employees of the Bank who have been employed for a six month period and who have attained age 21 are eligible to participate in the ESOP. It is anticipated that contributions will be made to the ESOP in amounts necessary to amortize the debt to the Company over a period of 20 years.
Under ASC 718, unearned ESOP shares are not considered outstanding and are shown as a reduction of shareholders’ equity as unearned compensation. Dividends on unallocated ESOP shares are considered to be compensation expense. The Company recognizes compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is credited to shareholders’ equity. The Company receives a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a Company liability.
Compensation cost related to the ESOP was $1,085,000, $1,345,000 and $1,262,000 for the years ended December 31, 2019, 2018 and 2017, respectively. The fair value of the unearned ESOP shares, using the closing quoted market price per share as of year-end, was approximately $12,245,000 and $12,324,000 as of December 31, 2019 and 2018, respectively. A summary of the ESOP share allocation as of December 31, 2019 and 2018 follows.

	2019	2018
Shares allocated, beginning of year	284,290	259,320
Shares allocated during the year	35,708	35,708
Shares distributed during the year	(16,603)	(10,738)
Allocated shares held by ESOP trust as of year end	303,395	284,290
Unallocated shares	312,441	348,148
Total ESOP shares	615,836	632,438

Salary Continuation Agreements
As a supplement to its 401(k) retirement plan, the Bank has entered into nonqualified salary continuation agreements with four executive officers of the Bank. The Bank's 2007 salary continuation agreement with its Chief Executive Officer (“CEO”) provides that the executive will receive a stated annual benefit for a period of ten years upon retirement from the Bank. Benefits under the 2007 agreement vested over ten years, with 100% of this benefit having vested in 2017. Also, effective May 20, 2019 the Bank entered into a new salary continuation agreement with its CEO, which will provide the CEO with an additional stated annual benefit for a period of ten years upon his retirement after attaining age 65. The CEO is 100% vested in his normal retirement benefit under the 2019 agreement. In the event of early retirement, the Bank will pay the CEO his vested benefits, in a lump sum on the first day of the month following the separation from service.
The Bank’s salary continuation agreement with its Chief Credit Officer ("CCO"), provides that the executive will be entitled to a stated annual benefit, distributed monthly, for a period of ten years upon retirement from the Bank after attaining age 65. Benefits under the agreement became fully vested in August 2019. In the event of early retirement, the Bank shall pay the executive his vested benefits in 120 equal monthly installments upon attaining age 65. In the event of a separation from service within 24 months following a change in control but prior to normal retirement age, the Bank shall distribute to the executive the vested portion of the annual benefit in a lump sum on the first day of the month following the separation from service. Benefits are subject to a six months delay to the extent required by applicable law.

On May 20, 2019 the Bank also entered into salary continuation agreements with its Chief Financial Officer ("CFO") and Chief Operations Officer ("COO"). The agreements provide that the CFO and COO will be entitled to a stated annual benefit, distributed monthly for a period of ten years upon retirement from the Bank after attaining age 65. The retirement benefits vest over a period of ten years or until the executive officer reaches age 65. In the event of early retirement, the Bank will pay each executive officer his vested benefits in a lump sum on the first day of the month following each executive officer’s separation from service. If any executive has a separation from service within 24 months following a change in control of the Bank prior to reaching age 65, the Bank shall pay him an amount equal to the greater of (i) his accrued benefits as of the end of the year immediately preceding the separation from service or a stated amount. This amount will be paid in a lump sum on the first day of the month following the separation from service.
Britton & Koontz had two salary continuation agreements funded in the amount of $465,000 at the time of acquisition in February 2014. Former executives of Britton & Koontz or their beneficiaries are being paid over 15 years from the time of acquisition in February 2014. Louisiana Bancorp also had two salary continuation agreements funded in the amount of $1,200,000 at the time of acquisition in September 2015. The Bank will pay former executives of Louisiana Bancorp or their beneficiary within 10 years subsequent to the time of the acquisition in September 2015. SMB had a salary continuation agreement for an executive officer related to its acquisition of American Bank in 2007. The former executive of American Bank or his beneficiaries are being paid $358,000 over 14 years from the time of the SMB acquisition in December 2017.

The Company had an outstanding liability totaling $3,227,000 and $3,124,000 as of December 31, 2019 and 2018, respectively, in connection with the agreements, which is included in accrued interest payable and other liabilities in the accompanying statements of financial condition.

17. Stock-based Payment Arrangements
The Company’s shareholders approved the 2009 Stock Option Plan (the “SOP”) and the 2009 Recognition and Retention Plan (the “RRP”) on May 12, 2009 to provide incentives and awards for directors, officers, and other key employees of the Company and its subsidiary. A maximum of 892,687 shares of Company common stock were reserved for issuance upon the exercise of options granted under the SOP. A total of 357,075 shares of the Company’s outstanding common stock, or 4% of total shares outstanding at the time the RRP was implemented, were approved for restricted stock awards under the RRP. The SOP and RRP expired February 2019. Expiration of the SOP and RRP did not affect any unvested options or awards granted. On May 6, 2014, the Company’s shareholders approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan authorizes the granting of stock options, restricted stock units and other awards to directors, officers and other key employees. The aggregate number of shares of our common stock reserved and available for issuance pursuant to awards granted under the 2014 Plan is 350,000. These plans are administered by a committee appointed by the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards. In accordance with ASC 718, the Company adopted a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured as of the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.
Stock Option Plans
The Company has issued stock options under the SOP and the 2014 Plan to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years. All stock options granted have been issued with vesting periods of five years with accelerated vesting provided under certain circumstances. As of December 31, 2019, options to acquire an aggregate of 180,530 shares were outstanding under the SOP and the 2014 Plan.
The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. This model requires management to make certain assumptions, including the expected life of the option, the risk-free rate of interest, the expected volatility and the expected dividend yield. The following assumptions were made in estimating 2019 fair values:

Expected dividends	2.34%
Expected volatility	21.44%
Risk-free interest rate	2.2%
Expected term (in years)	6.5

As of December 31, 2019, there was $524,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a period of 3.3 years.
For the years ended December 31, 2019, 2018 and 2017, the Company recognized $200,000, $168,000 and $162,000, respectively, in compensation cost related to stock options, which is included in compensation and benefits expense in the accompanying consolidated statements of income.

The following table represents stock option activity for the years indicated.

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2016	484,688	$14.55	$4.17
Granted	28,290	35.25	7.14
Exercised	(103,240)	11.73	3.81
Forfeited	(1,260)	30.56	5.95
Outstanding as of December 31, 2017	408,478	$16.64	$4.46	3.7
Granted	28,790	44.88	10.35
Exercised	(83,348)	12.90	3.99
Forfeited	(1,550)	28.34	5.59
Outstanding as of December 31, 2018	352,370	$19.78	$5.05	3.6
Granted	37,780	35.78	6.52
Exercised	(198,786)	12.52	3.85
Forfeited	(10,834)	33.13	6.79
Outstanding as of December 31, 2019	180,530	$30.32	$6.57	6.6
Exercisable as of December 31, 2017	315,912	$13.23	$4.09	2.3
Exercisable as of December 31, 2018	258,319	14.65	4.27	2.0
Exercisable as of December 31, 2019	86,401	24.73	5.94	5.1

Restricted Stock Plans
The Company has issued restricted stock under the RRP to directors, officers and other key employees. During 2009, the Company purchased in the open market all shares required to fund the RRP at an average cost of $11.81 per share. As of December 31, 2019, the cost of such shares held by the RRP totaled $35,000, which is included in the Company’s unallocated common stock held by the RRP in the consolidated statements of financial condition. Under the 2014 Plan, the Company may issue restricted stock units, restricted stock awards, options and other awards.
Awards under the RRP and the 2014 Plan may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned compensation related to these awards is amortized to compensation expense over the five-year vesting period. The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock as of the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of December 31, 2019, unearned share-based compensation associated with these awards totaled $1,437,000.
For the years ended December 31, 2019, 2018 and 2017, the Company recognized $602,000, $573,000 and $354,000, respectively, in compensation cost related to restricted stock and restricted stock units, which is included in compensation and benefits expense in the accompanying consolidated statements of income.

The following table represents unvested restricted stock activity for the years indicated.

Restricted Stock	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, December 31, 2016	48,557	$24.89
Granted	18,660	37.02
Forfeited	(400)	28.84
Released	(12,182)	23.76
Balance, December 31, 2017	54,635	$29.26
Granted	16,345	44.88
Forfeited	(195)	30.79
Released	(15,405)	27.46
Balance, December 31, 2018	55,380	$34.36
Granted	18,745	35.84
Forfeited	(4,251)	36.01
Released	(18,711)	31.79
Balance, December 31, 2019	51,163	$35.71

18. Earnings Per Share
Earnings per common share was computed based on the following:

	Years Ended December 31,
(dollars in thousands, except per share data)	2019	2018	2017
Numerator:
Income applicable to common shares	$27,932	$31,590	$16,824
Denominator:
Weighted average common shares outstanding	9,074	9,069	7,117
Effect of dilutive securities:
Restricted stock	12	20	8
Stock options	60	210	265
Weighted average common shares outstanding - assuming dilution	9,146	9,299	7,390
Earnings per common share	$3.08	$3.48	$2.36
Earnings per common share - assuming dilution	$3.05	$3.40	$2.28
Options on 92,420, 29,334 and 50,356 shares of common stock were not included in computing diluted earnings per share for the years ended December 31, 2019, 2018 and 2017, respectively, because the effect of these shares was anti-dilutive.

19. Related Party Transactions
Certain directors and officers of the Company are customers of the Company. Loan transactions with directors, officers and employees are made on the same terms as those prevailing at the time for comparable loans to other persons. A summary of related party loan activity during 2019 follows.

(dollars in thousands)
Balance, beginning of year	$6,959
New loans	654
Repayments, net	(1,398)
Balance, end of year	$6,215
None of the related party loans were identified as impaired or exceeded 5% of shareholders’ equity for the years ended 2019 or 2018.
Related party deposits totaled $13,887,000 and $15,077,000 as of December 31, 2019 and 2018, respectively.
20. Fair Value Measurements and Disclosures
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
Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of December 31, 2019, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

The following tables present the balances of assets and liabilities measured on a recurring basis as of December 31, 2019 and 2018 aggregated by the level in the fair value hierarchy in which these measurements fall.

(dollars in thousands)	December 31, 2019	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$95,172	$—	$95,172	$—
Collateralized mortgage obligations	142,451	—	142,451	—
Municipal bonds	16,005	—	16,005	—
U.S. government agency	3,693	—	3,693	—
Total	$257,321	$—	$257,321	$—

(dollars in thousands)	December 31, 2018	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$85,909	$—	$85,909	$—
Collateralized mortgage obligations	143,591	—	143,591	—
Municipal bonds	21,477	—	21,477	—
U.S. government agency	9,154	—	9,154	—
Total	$260,131	$—	$260,131	$—

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.
Nonrecurring Basis
In accordance with the provisions of ASC 310, Receivables, the Company records loans considered impaired at their fair value. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the fair value of the collateral for collateral-dependent loans. For non-collateral-dependent loans, fair value is measured by present valuing expected future cash flows. Impaired loans are classified as Level 3 assets when measured using appraisals from external parties of the collateral less any prior liens. Foreclosed assets are initially recorded at fair value less estimated costs to sell. Surplus real estate ("ORE") is recorded at the lower of its net book value or fair value at the date of transfer to ORE. The fair value of foreclosed assets and ORE is based on property appraisals and an analysis of similar properties available. As such, the Company classifies foreclosed assets and ORE as Level 3 assets.

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below.

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2019	Level 1	Level 2	Level 3
Assets
Impaired loans	$7,365	$—	$—	$7,365
Foreclosed assets and ORE	4,156	—	—	4,156
Total	$11,521	$—	$—	$11,521

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2018	Level 1	Level 2	Level 3
Assets
Impaired loans	$8,723	$—	$—	$8,723
Foreclosed assets and ORE	1,558	—	—	1,558
Total	$10,281	$—	$—	$10,281

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2019
Impaired loans	$7,365	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 84%	13%
Foreclosed assets and ORE	$4,156	Third party appraisals, sales contracts, Broker price opinions	Collateral discounts and estimated costs to sell	6% - 61%	14%

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2018
Impaired loans	$8,723	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 100%	12%
Foreclosed assets and ORE	$1,558	Third party appraisals, sales contracts, Broker price opinions	Collateral discounts and estimated costs to sell	6% - 68%	20%
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
The fair value of other borrowings is estimated by discounting the future cash flows using the rates currently offered for advances of similar maturities.
The fair value of long-term FHLB advances is estimated by discounting the future cash flows using the rates currently offered for advances of similar maturities.
The fair value of off-balance sheet financial instruments as of December 31, 2019 and 2018 was immaterial.

		Fair Value Measurements at December 31, 2019
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$39,847	$39,847	$39,847	$—	$—
Interest-bearing deposits in banks	449	449	449	—	—
Investment securities available for sale	257,321	257,321	—	257,321	—
Investment securities held to maturity	7,149	7,194	—	7,194	—
Mortgage loans held for sale	6,990	6,990	—	6,990	—
Loans, net	1,696,493	1,690,308	—	1,682,943	7,365
Cash surrender value of BOLI	39,466	39,466	39,466	—	—
Financial Liabilities
Deposits	$1,820,975	$1,821,868	$—	$1,821,868	$—
Other borrowings	5,539	5,895	—	5,895	—
Long-term FHLB advances	40,620	40,580	—	40,580	—

		Fair value Measurements at December 31, 2018
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$59,618	$59,618	$59,618	$—	$—
Interest-bearing deposits in banks	939	939	939	—	—
Investment securities available for sale	260,131	260,131	—	260,131	—
Investment securities held to maturity	10,872	10,841	—	10,841	—
Mortgage loans held for sale	2,086	2,086	—	2,086	—
Loans, net	1,633,406	1,623,920	—	1,615,197	8,723
Cash surrender value of BOLI	29,560	29,560	29,560	—	—
Financial Liabilities
Deposits	$1,773,217	$1,769,087	$—	$1,769,087	$—
Other borrowings	5,539	5,542	—	5,542	—
Long-term FHLB advances	58,698	57,527	—	57,527	—

21. Condensed Parent Company Only Financial Statements
Condensed financial statements of Home Bancorp, Inc. (parent company only) are shown below. The parent company has no significant operating activities.
Condensed Balance Sheets

December 31, 2019 and 2018

(dollars in thousands)	2019	2018
Assets
Cash in bank	$6,400	$5,998
Investment in subsidiary	305,340	294,557
Other assets	4,613	3,495
Total assets	$316,353	$304,050
Liabilities	$24	$10
Shareholders’ equity	316,329	304,040
Total liabilities and shareholders’ equity	$316,353	$304,050

Condensed Statements of Income

For the Years Ended December 31, 2019, 2018 and 2017

(dollars in thousands)	2019	2018	2017
Operating income
Interest income	$—	$—	$—
Dividend from subsidiary	21,000	—	—
Total operating income	21,000	—	—
Operating expenses
Other expenses	192	219	217
Total operating expenses	192	219	217
Income (loss) before income tax benefit and equity in undistributed earnings of subsidiary	20,808	(219)	(217)
Income tax benefit	40	44	87
Income (loss) before equity in undistributed earnings of subsidiary	20,848	(175)	(130)
Undistributed earnings of subsidiary	7,084	31,765	16,954
Net income	$27,932	$31,590	$16,824

Condensed Statements of Cash Flows

For the Years Ended December 31, 2019, 2018 and 2017

(dollars in thousands)	2019	2018	2017
Cash flows from operating activities
Net income	$27,932	$31,590	$16,824
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation	1,613	1,799	1,619
Increase in accrued interest receivable and other assets	(1,118)	(1,173)	(877)
Undistributed earnings in subsidiary	(7,084)	(31,765)	(16,954)
Increase (decrease) in accrued expenses and other liabilities	14	(68)	(26)
Net cash provided by operating activities	21,357	383	586
Cash flows from financing activities
Proceeds from exercise of stock options	2,231	914	1,193
Payment of dividends on common stock	(7,898)	(6,706)	(4,070)
Issuance of stock under incentive plan	157	70	(32)
Purchase of Company’s common stock	(15,445)	(1,194)	(70)
Net cash used in financing activities	(20,955)	(6,916)	(2,979)
Net change in cash and cash equivalents	402	(6,533)	(2,393)
Cash and cash equivalents at beginning of year	5,998	12,531	14,924
Cash and cash equivalents at end of year	$6,400	$5,998	$12,531

22. Consolidated Quarterly Results of Operations (unaudited)

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2019
Total interest income	$25,369	$25,921	$25,474	$25,444
Total interest expense	3,647	4,046	4,333	4,186
Net interest income	21,722	21,875	21,141	21,258
Provision for loan losses	390	765	1,146	713
Net interest income after provision for loan losses	21,332	21,110	19,995	20,545
Noninterest income	3,165	2,977	4,774	3,499
Noninterest expense	15,291	15,952	16,610	15,752
Income before income taxes	9,206	8,135	8,159	8,292
Income tax expense	1,316	1,555	1,303	1,686
Net income	$7,890	$6,580	$6,856	$6,606
Earnings per share – basic	$0.86	$0.72	$0.76	$0.74
Earnings per share – diluted	$0.85	$0.72	$0.75	$0.73

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2018
Total interest income	$24,725	$25,575	$26,109	$25,903
Total interest expense	2,220	2,239	2,599	3,248
Net interest income	22,505	23,336	23,510	22,655
Provision for loan losses	964	581	786	1,612
Net interest income after provision for loan losses	21,541	22,755	22,724	21,043
Noninterest income	3,482	3,345	3,341	3,279
Noninterest expense	15,590	16,322	15,696	15,617
Income before income taxes	9,433	9,778	10,369	8,705
Income tax expense	1,970	2,002	2,107	616
Net income	$7,463	$7,776	$8,262	$8,089
Earnings per share – basic	$0.83	$0.85	$0.91	$0.89
Earnings per share – diluted	$0.81	$0.83	$0.89	$0.87

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2019. Our independent registered public accountants have issued an audit report on the Company’s internal control over financial reporting. This report appears on pages 36 and 37.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC for the 2020 Annual Meeting of Shareholders expected to be held in May 2020 (the “Proxy Statement”).
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information. The following table provides information as of December 31, 2019 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2009 Stock Option Plan, 2009 Recognition and Retention Plan and the 2014 Equity Incentive Plan, each of which was approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	407,748	(1)	$30.32	(1)	101,075
Equity compensation plans not approved by security holders	—		—		—
Total	407,748		$30.32		101,075
_______________
(1)Includes 2,960 shares subject to restricted stock grants and 51,163 restricted share units which were not vested as of December 31, 2019. The weighted-average exercise price excludes such restricted stock grants.
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
(3) Exhibits
The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Articles of Incorporation of Home Bancorp, Inc.	(1)

3.2	Amended and Restated Bylaws of Home Bancorp, Inc.	(2)

4.1	Form of Stock Certificate of Home Bancorp, Inc.	(1)

4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith

10.1	2005 Directors’ Deferral Plan*	(3)

10.2	Amended and Restated Employment Agreement by and between Home Bank and John W. Bordelon*	(4)

10.3	Amended and Restated Employment Agreement by and between Home Bancorp, Inc. and John W. Bordelon*	(4)

10.4	Amended and Restated Employment Agreement by and between Home Bank and Darren E. Guidry*	(4)

10.5	Amended and Restated Employment Agreement by and between Home Bank and Joseph B. Zanco*	(4)

10.6	Amended and Restated Employment Agreement between Home Bank, N.A. and Jason P. Freyou*	(4)

10.7	Home Bancorp, Inc. 2009 Stock Option Plan*	(5)

10.8	Home Bancorp, Inc. 2009 Recognition and Retention Plan and Trust Agreement*	(6)

10.9	Home Bancorp, Inc. 2014 Equity Incentive Plan*	(7)

10.10	Amended and Restated Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(4)

10.11	Amended and Restated Salary Continuation Agreement by and between Home Bank and Darren E. Guidry*	(4)

10.12	Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(4)

10.13	Salary Continuation Agreement by and between Home Bank and Jason P. Freyou*	(4)

10.14	Salary Continuation Agreement by and between Home Bank and Joseph B. Zanco*	(4)

10.15	Amendment to the Amended and Restated Employment Agreement between Home Bancorp, Inc. and John W. Bordelon*	(8)

No.	Description	Location
10.16	Amendment to the Amended and Restated Employment Agreement between Home Bank, N.A. and John W. Bordelon*	(8)

10.17	Amendment to the Amended and Restated Employment Agreement between Home Bank, N.A. and Jason P. Freyou*	(8)

10.18	Amendment to the Amended and Restated Employment Agreement between Home Bank, N.A. and Darren E. Guidry*	(8)

10.19	Amendment to the Amended and Restated Employment Agreement between Home Bank, N.A. and Joseph B. Zanco*	(8)

23.1	Consent of Wipfli LLP	Filed herewith

23.2	Consent of Porter Keadle Moore, LLC	Filed herewith

31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith

32.0	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
_______________
*Denotes a management contract or compensatory plan or arrangement.
(1)Incorporated by reference from the exhibit included in Home Bancorp’s registration statement on Form S-1, filed June 6, 2008 (SEC File No. 333-151492).
(2)Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of March 23, 2009 and filed March 27, 2009 (SEC File No. 001-34190).
(3)Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of December 22, 2008 and filed December 29, 2008 (SEC File No. 001-34190).
(4)Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of May 20, 2019 and filed May 24, 2019 (SEC File No. 001-34190).
(5)Incorporated by reference from Appendix A to Home Bancorp’s definitive proxy statement filed April 1, 2009 (SEC File No. 001-34190) and included in Form S-8, filed June 23, 2009 (SEC File No. 333-160155).
(6)Incorporated by reference from Appendix B to Home Bancorp’s definitive proxy statement filed April 1, 2009 (SEC File No. 001-34190).
(7)Incorporated by reference from Appendix A to Home Bancorp’s definitive proxy statement filed April 3, 2014 (SEC File No. 001-34190)
(8)Incorporated by reference from the exhibit included in the Company's Current Report on Form 8-K, dated as of February 17, 2020, and filed February 20,2020 (SEC File No. 001-34190).
(b) Exhibits
The exhibits listed under (a)(3) of this Item 15 are filed herewith.
(c) Reference is made to (a)(2) of this Item 15.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP, INC.

March 12, 2020	By:	/s/ John W. Bordelon
John W. Bordelon President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ John W. Bordelon	President, Chief Executive Officer and Director	March 12, 2020
John W. Bordelon

/s/ Michael P. Maraist	Chairman of the Board	March 12, 2020
Michael P. Maraist

/s/ Paul J. Blanchet, III	Director, Chairman of Audit Committee	March 12, 2020
Paul J. Blanchet, III

/s/ Mark M. Cole	Director	March 12, 2020
Mark M. Cole

/s/ Daniel G. Guidry	Director	March 12, 2020
Daniel G. Guidry

/s/ John A. Hendry	Director	March 12, 2020
John A. Hendry

/s/ Chris P. Rader	Director	March 12, 2020
Chris P. Rader

/s/ Joseph B. Zanco	Executive Vice President and Chief Financial Officer	March 12, 2020
Joseph B. Zanco

/s/ Mary H. Hopkins	Home Bank Senior Vice President and Director of Financial Management	March 12, 2020
Mary H. Hopkins