Form 10-Q
period 2020-03-31
HOME BANCORP, INC.
filed 2020-05-11
CIK 1436425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2020
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

At May 8, 2020, the registrant had 9,008,183 shares of common stock, $0.01 par value, outstanding.

HOME BANCORP, INC. and SUBSIDIARY

i

HOME BANCORP, INC. and SUBSIDIARY
GLOSSARY OF DEFINED TERMS

Below is a listing of certain acronyms, abbreviations and defined terms, among others, used throughout this Quarterly Report on Form 10-Q, including in "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." The terms "we," "our" or "us" refer to Home Bancorp, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

ACL	–	Allowance for credit losses
ALL	–	Allowance for loan losses
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
Bank	–	Home Bank, N.A., a wholly-owned subsidiary of the Company
BOLI	–	Bank-owned life insurance
bps	–	basis points, 100 basis points being equal to 1.0%
C&D	–	Construction and land
C&I	–	Commercial and industrial
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act
CECL	–	Current expected credit losses
Company	–	Home Bancorp, Inc., Louisiana corporation and the holding company for Home Bank, N.A.
COVID-19	–	The novel coronavirus
CRE	–	Commercial real estate
EPS	–	Earnings per common share
FASB	–	Financial Accounting Standards Board
FHLB	–	Federal Home Loan Bank
GAAP	–	Generally Accepted Accounting Principles
LTV	–	Loan-to-value
NPA(s)	–	Nonperforming asset(s)
OCI	–	Other comprehensive income
ORE	–	Other real estate
PCD	–	Purchased credit deteriorated
PCI	–	Purchased credit impaired
PPP	–	Paycheck Protection Program
SBA	–	Small Business Association
SEC	–	Securities and Exchange Commission
TDR	–	Troubled debt restructuring
TE	–	Taxable equivalent
U.S.	–	United States

ii

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)	(Audited)
	March 31,	December 31,
(dollars in thousands)	2020	2019
Assets
Cash and cash equivalents	$64,102	$39,847
Interest-bearing deposits in banks	449	449
Investment securities available for sale, at fair value	265,646	257,321
Investment securities held to maturity (fair values of $6,641 and $7,194, respectively)	6,607	7,149
Mortgage loans held for sale	9,753	6,990
Loans, net of unearned income	1,739,142	1,714,361
Allowance for loan losses	(28,490)	(17,868)
Total loans, net of unearned income and allowance for loan losses	1,710,652	1,696,493
Office properties and equipment, net	46,541	46,425
Cash surrender value of bank-owned life insurance	39,725	39,466
Goodwill and core deposit intangibles	64,119	64,472
Accrued interest receivable and other assets	41,007	41,853
Total Assets	2,248,601	2,200,465
Liabilities
Deposits:
Noninterest-bearing	455,512	437,828
Interest-bearing	1,401,989	1,383,147
Total Deposits	1,857,501	1,820,975
Other borrowings	5,539	5,539
Long-term Federal Home Loan Bank advances	54,319	40,620
Accrued interest payable and other liabilities	19,745	17,002
Total Liabilities	1,937,104	1,884,136
Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 9,067,920 and 9,252,418 shares issued and outstanding, respectively	91	93
Additional paid-in capital	167,249	168,545
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(3,035)	(3,124)
Recognition and Retention Plan (RRP)	(28)	(35)
Retained earnings	141,798	150,158
Accumulated other comprehensive income	5,422	692
Total Shareholders’ Equity	311,497	316,329
Total Liabilities and Shareholders’ Equity	$2,248,601	$2,200,465

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2020	2019
Interest Income
Loans, including fees	$23,699	$23,198
Investment securities:
Taxable interest	1,308	1,653
Tax-exempt interest	104	155
Other investments and deposits	138	363
Total interest income	25,249	25,369
Interest Expense
Deposits	3,667	3,331
Other borrowings	53	53
Short-term Federal Home Loan Bank advances	3	—
Long-term Federal Home Loan Bank advances	203	263
Total interest expense	3,926	3,647
Net interest income	21,323	21,722
Provision for loan losses	6,257	390
Net interest income after provision for loan losses	15,066	21,332
Noninterest Income
Service fees and charges	1,464	1,467
Bank card fees	1,137	1,061
Gain on sale of loans, net	297	155
Income from bank-owned life insurance	259	165
Gain (loss) on sale of assets, net	2	(1)
Other income	199	318
Total noninterest income	3,358	3,165
Noninterest Expense
Compensation and benefits	9,416	9,098
Occupancy	1,736	1,606
Marketing and advertising	298	271
Data processing and communication	1,819	1,422
Professional services	213	239
Forms, printing and supplies	171	161
Franchise and shares tax	389	399
Regulatory fees	116	307
Foreclosed assets and ORE, net	17	241
Amortization of acquisition intangible	353	410
Other expenses	1,618	1,137
Total noninterest expense	16,146	15,291
Income before income tax expense	2,278	9,206
Income tax expense	373	1,316
Net Income	$1,905	$7,890
Earnings per share:
Basic	$0.21	$0.86
Diluted	$0.21	$0.85
Cash dividends declared per common share	$0.22	$0.20
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Net Income	$1,905	$7,890
Other Comprehensive Income
Unrealized gains on investment securities	5,987	1,772
Tax effect	(1,257)	(372)
Other comprehensive income, net of taxes	4,730	1,400
Comprehensive Income	$6,635	$9,290

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2018	$95	$168,243	$(3,481)	$(58)	$141,447	$(2,206)	$304,040
Net income					7,890		7,890
Other comprehensive income						1,400	1,400
Purchase of Company’s common stock at cost,134,005 shares	(1)	(1,339)			(3,445)		(4,785)
Cash dividends declared, $0.20 per share					(1,894)		(1,894)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 1,440 shares	—	35					35
Exercise of stock options	1	1,676					1,677
RRP shares released for allocation		(7)		7			—
ESOP shares released for allocation		297	89				386
Share-based compensation cost		186					186
Balance, March 31, 2019	$95	$169,091	$(3,392)	$(51)	$143,998	$(806)	$308,935
Balance, December 31, 2019	$93	$168,545	$(3,124)	$(35)	$150,158	$692	$316,329
Cumulative effect of change in accounting principle due the adoption of ASC Topic 326, net of tax					(4,725)		(4,725)
Net income					1,905		1,905
Other comprehensive income						4,730	4,730
Purchase of Company’s common stock at cost, 188,341 shares	(2)	(1,881)			(3,505)		(5,388)
Cash dividends declared, $0.22 per share					(2,027)		(2,027)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 2,138 shares	—	37			(8)		29
Exercise of stock options	—	30					30
RRP shares released for allocation		(7)		7			—
ESOP shares released for allocation		281	89				370
Share-based compensation cost		244					244
Balance, March 31, 2020	$91	$167,249	$(3,035)	$(28)	$141,798	$5,422	$311,497

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$1,905	$7,890
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,257	390
Depreciation	755	678
Amortization and accretion of purchase accounting valuations and intangibles	1,178	1,659
Net amortization of mortgage servicing asset	19	28
Federal Home Loan Bank stock dividends	(30)	(39)
Net amortization of discount on investments	635	446
Gain on loans sold, net	(297)	(155)
Proceeds, including principal payments, from loans held for sale	36,182	18,081
Originations of loans held for sale	(38,648)	(17,825)
Non-cash compensation	614	572
Deferred income tax (benefit) expense	(1,383)	186
Decrease (increase) in accrued interest receivable and other assets	594	(882)
Increase in cash surrender value of bank-owned life insurance	(259)	(165)
Increase in accrued interest payable and other liabilities	401	600
Net cash provided by operating activities	7,923	11,464
Cash flows from investing activities:
Purchases of securities available for sale	(21,996)	(21,035)
Proceeds from maturities, prepayments and calls on securities available for sale	19,065	15,244
Proceeds from maturities, prepayments and calls on securities held to maturity	500	1,700
Increase in loans, net	(25,071)	(1,560)
Reimbursement from FDIC for covered assets	—	142
Increase in interest-bearing deposits in banks	—	245
Proceeds from sale of foreclosed assets	1,854	31
Purchases of office properties and equipment	(873)	(584)
Proceeds from sale of office properties and equipment	4	—
Net cash used in investing activities	(26,517)	(5,817)
Cash flows from financing activities:
Increase in deposits, net	36,519	44,316
Borrowings on Federal Home Loan Bank advances	69,700	4,010
Repayments of Federal Home Loan Bank advances	(56,014)	(4,838)
Proceeds from exercise of stock options	30	1,677
Issuance of stock under incentive plans	29	35
Dividends paid to shareholders	(2,027)	(1,894)
Purchase of Company’s common stock	(5,388)	(4,785)
Net cash provided by financing activities	42,849	38,521
Net change in cash and cash equivalents	24,255	44,168
Cash and cash equivalents, beginning	39,847	59,618
Cash and cash equivalents, ending	$64,102	$103,786
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. Certain reclassifications have been made to prior period balances to conform to the current period presentation. The results of operations for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019.

Critical Accounting Policies and Estimates
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could reflect materially different results under different assumptions and conditions. Methodologies the Company uses when applying critical accounting policies and developing critical accounting estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2019.

During the first quarter of 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard significantly changed the impairment model for most financial assets that are measured at amortized cost, including off-balance sheet credit exposures, from an incurred loss model to an expected loss model. Determining the appropriateness of the allowance requires judgment by management about the effect of matters that are inherently uncertain. Changes in factors and forecasts used in evaluating the overall loan portfolio may result in significant changes in the allowance for credit losses and related provision expense in future periods. The allowance level is influenced by loan volumes, loan asset quality ratings, delinquency status, historical credit loss experience, loan performance characteristics, forecasted information and other conditions influencing loss expectations. Changes to the assumptions in the model in future periods could have a material impact on the Company's Consolidated Financial Statements. See Note 2. Recent Accounting Pronouncements for a detailed discussion of the Company's methodologies for estimating expected credit losses.

There were no other material changes to the critical accounting policies disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Recent Accounting Pronouncements
Accounting Standards Adopted in 2020
On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced a new model known as CECL. ASC Topic 326 requires financial assets measured on an amortized cost basis, including loans and held-to-maturity debt securities, to be presented at an amount net of an allowance for credit losses, which reflects expected losses for the full life of the financial asset. Unfunded lending commitments are also within the scope of this amendment. Under former GAAP, credit losses were not recognized until the occurrence of the loss was probable and entities, in general, did not attempt to estimate credit losses for the full life of financial assets.

ASC Topic 326 also amended the accounting model for purchased financial assets and replaced the guidance for PCI financial assets with the concept of PCD financial assets. For non-PCD assets, the CECL estimate is recognized through an ACL and provision for credit losses. For PCD assets, the CECL estimate is recognized through an ACL with an offset to the cost basis of the PCD asset at the date of acquisition. Subsequent changes in the ACL for PCD assets are recognized through a provision for loan losses. The financial assets formerly classified as PCI are now classified as PCD assets under ASC Topic 326. Under former GAAP, an allowance and related provision expense was only recorded for purchased financial assets if the amount of estimated probable losses exceeded the fair value discount for the financial assets.

In addition, ASC Topic 326 requires expected credit related losses for available-for-sale debt securities to be recorded through an ACL, while non-credit related losses will continue to be recognized through OCI. The guidance under ASC Topic 326 had no impact on the Company's available-for-sale debt securities at January 1 or March 31, 2020. Management determined that the declines in the fair value of these securities at such dates were not attributable to credit losses. The Company’s held-to-maturity debt securities are also required to utilize the CECL approach to estimate expected credit losses. The guidance under ASC Topic 326 had no impact on the Company's held-to-maturity debt securities at January 1 or March 31, 2020.

The Company applied the guidance under ASC Topic 326 using the modified retrospective approach for all non-PCD loans and unfunded lending commitments. Upon adoption on January 1, 2020, the Company recorded an after-tax decrease to retained earnings of $4.7 million. The transition adjustment included $3.6 million due to the increase in allowance for non-PCD loan losses and $2.4 million due to the ACL on unfunded lending commitments.

For PCD loans, formerly classified as PCI, the Company applied the guidance under ASC Topic 326 using the prospective transition approach. As a result, the Company adjusted the amortized cost basis of the PCD loans to reclassify $1.0 million of purchase discount to the ALL on January 1, 2020.

The results for reporting periods beginning January 1, 2020 are presented under ASC Topic 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. The following table illustrates the impact of ASC Topic 326.

(dollars in thousands)	December 31, 2019	ASC Topic 326 Adoption Impact	January 1, 2020
Allowance for credit losses
One- to four-family first mortgage	$2,715	$986	$3,701
Home equity loans and lines	1,084	(1)	1,083
Commercial real estate	6,541	1,974	8,515
Construction and land	2,670	519	3,189
Multi-family residential	572	(245)	327
Commercial and industrial	3,694	1,243	4,937
Consumer	592	157	749
Total allowance for loan losses	17,868	4,633	22,501

Unfunded lending commitments(1)	—	2,365	2,365
Total allowance for credit losses	$17,868	$6,998	$24,866

Retained Earnings
Total allowance increase		$6,998
Balance sheet reclassification(2)		(996)
Decrease to retained earnings, pre-tax		6,002
Tax effect		(1,277)
Decrease to retained earnings, net of tax effect		$4,725
(1)The ACL for unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition. The related provision for credit losses for unfunded lending commitments is recorded within other noninterest expense on the Consolidated Statements of Income.
(2)For PCD loans, formerly classified as PCI, the Company applied the guidance under CECL using the prospective transition approach. As a result, the Company adjusted the amortized cost basis of the PCD loans to reclassify the purchase discount to the ALL on January 1, 2020.
Under ASC Topic 326, the ACL is measured on a pool basis when similar risk characteristics exist and is maintained at an amount which management believes is a current estimate of the expected credit losses for the full life of the relevant pool of loans and related unfunded lending commitments. The Company's CECL calculation estimates loan losses using the discounted cash flow method for all loan pools, except for the Company's credit card portfolio. Loan losses for the credit card portfolio are estimated using the remaining life method due to the limited complexity and size of this portfolio. The discounted cash flow analysis uses loan-level term information (e.g., maturity date, payment amount, interest rate, etc.) and pool-level assumptions (e.g., default rates, prepayment speeds, etc.) to produce expected future cash flows for the full life of every loan in the pool. The expected future cash flows are discounted and results are then aggregated to produce a net present value of the pool and ultimately the ACL requirement for the pool. The remaining life method applies a loss rate to a given pool of loans over the estimate remaining life of the given pool. The remaining life of the pool is based on historical data. The loss rates computed for each pool and expected pool-level funding rates are applied to the related unfunded lending commitments to calculate an ACL on unfunded amounts. For each pool of loans, management also evaluates and applies qualitative adjustments to the calculated ACL based on several factors, including, but not limited to, changes in current and expected future economic conditions, changes in industry experience and loan concentrations, changes in the volume and severity of nonperforming assets, changes in lending policies and personnel and changes in the competitive and regulatory environment of the banking industry.
Loans that do not share similar risk characteristics are individually evaluated and are excluded from the pooled loan analysis. Individually analyzed loans generally include larger commercial real estate loans, multi-family residential loans, construction and land loans, commercial and industrial loans and other loans as deem appropriate by management for which it is probable that all the amounts due under the contractual terms of the loan will not be collected. The ACL for loans that are individually evaluated is based on a comparison of the recorded investment in the loan with either the expected cash flows discounted using the loan’s original effective interest rate, observable market price for the loan or the fair value of the collateral underlying certain collateral-dependent loans. In addition, management considers reasonable and supportable forecasted conditions to estimate the ACL on loans individually evaluated for impairment.

The Company has identified the following portfolio segments based on the risk characteristics described in the table for its pooled loan analysis under ASC Topic 326:

Loan Pool	Risk Characteristics
One- to four-family first mortgage	This category consists of loans secured by first liens on residential real estate. The performance of these loans may be adversely affected by, among other factors, unemployment rates, local residential real estate market conditions and the interest rate environment. Generally, these loans are for longer terms than home equity loans and lines.
Home equity loans and lines	This category consists of loans secured by first and junior liens on residential real estate. The performance of these loans may be adversely affected by, among other factors, unemployment rates, local residential real estate market conditions and the interest rate environment.
Commercial real estate	This category consists of loans primarily secured by office and industrial buildings, warehouses, retail shopping facilities and various special purpose properties, including hotels and restaurants. The performance of CRE loans may be adversely affected by, among other factors, conditions specific to the relevant industry, the real estate market for the property type and geographic region where the property or borrower is located.
Commercial real estate - energy	We created an additional pool for energy-related CRE loans due to the relatively higher levels of volatility in the local energy-related industry. Our business is geographically concentrated in south Louisiana and west Mississippi, which are areas where the oil and gas industry has a significant presence. Low prices in crude oil and gas, among other factors, could cause a downturn in the local economy. Elevated losses within this loan pool could signal future increases in credit risk in the corresponding loan pool.
Construction and land	This category consists of loans to finance the ground-up construction and/or improvement of residential and commercial properties and loans secured by land. The performance of C&D loans is generally dependent upon the successful completion of improvements and/or land development for the end user, the sale of the property to a third party, or a secondary source of cash flow from the owners. The successful completion of planned improvements and development may be adversely affected by changes in the estimated property value upon completion of construction, projected costs and other conditions leading to project delays.
Multi-family residential	This category consists of loans secured by apartment or residential buildings with five or more units used to accommodate households on a temporary or permanent basis. The performance of multi-family loans is generally dependent on the receipt of rental income from the tenants who occupy the subject property. The occupancy rate of the subject property and the ability of the tenants to pay rent may be adversely affected by the location of the subject property and local economic conditions.
Commercial and industrial	This category consists of secured and unsecured loans to purchase capital equipment, agriculture operating loans and other business loans for working capital and operating purposes. Secured loans are primarily secured by accounts receivable, inventory and other business assets. The performance of C&I loans may be adversely affected by, among other factors, conditions specific to the relevant industry, fluctuations in the value of the collateral and individual performance factors related to the borrower.
Commercial and industrial - energy	We created an additional pool for energy-related C&I loans due to the relatively higher levels of volatility in the local energy-related industry. Low prices in crude oil and gas, among other factors, could cause a downturn in the local economy. Elevated losses within this loan pool could signal future increases in credit risk in the corresponding loan pool.
Consumer	This category consists of loans to individuals for household, family and other personal use. The performance of these loans may be adversely affected by national and local economic conditions, unemployment rates and other factors affecting the borrower's income available to service the debt.

Credit cards	This category consists of unsecured revolving lines of credit for personal and commercial use. Credit card loans are generally smaller in size and are less complex relative to larger loan categories. Due to their unsecured nature, historical loss rates for credit card loans are generally higher than the loss rates on loans secured by real estate.

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The ASU removed, modified and added certain disclosure requirements for fair value measurements. Under the ASU, public entities are no longer required to disclose the valuation processes for Level 3 fair value measurements, but will be required to disclose the range and weighted average used to develop significant unobservable inputs and the change in unrealized gains and losses included in other comprehensive income for Level 3 fair value measurements. The ASU also removed the requirement to disclose transfers between Level 1 and Level 2 fair value measurements and the policy for those transfers. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019 and did not impact our Consolidated Financial Statements, as the update only revises disclosure requirements.
Issued but Not Yet Adopted Accounting Standards
In December 2019, the FASB issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes (Topic 740)." The amendments in this ASU simplified the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improved the consistent application of and simplified GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in the ASU are effective for fiscal years and interim periods beginning after December 15, 2020. The Company does not expect the adoption of this ASU to impact the Consolidated Financial Statements.
3. Investment Securities
The following table summarizes the Company’s available-for-sale and held-to-maturity investment securities at March 31, 2020 and December 31, 2019.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
March 31, 2020			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$103,400	$3,619	$35	$—	$106,984
Collateralized mortgage obligations	131,485	3,450	169	30	134,736
Municipal bonds	15,189	204	159	—	15,234
U.S. government agency	6,709	12	74	8	6,639
Corporate bonds	2,000	53	—	—	2,053
Total available for sale	$258,783	$7,338	$437	$38	$265,646
Held to maturity:
Municipal bonds	$6,607	$35	$1	$—	$6,641
Total held to maturity	$6,607	$35	$1	$—	$6,641

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2019			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$94,446	$1,081	$292	$63	$95,172
Collateralized mortgage obligations	142,408	701	300	358	142,451
Municipal bonds	15,895	166	56	—	16,005
U.S. government agency	3,696	11	4	10	3,693
Total available for sale	$256,445	$1,959	$652	$431	$257,321
Held to maturity:
Municipal bonds	$7,149	$45	$—	$—	$7,194
Total held to maturity	$7,149	$45	$—	$—	$7,194
The estimated fair value and amortized cost by contractual maturity of the Company’s investment securities as of March 31, 2020 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Available for sale:
U.S. agency mortgage-backed	$98	$16,478	$52,563	$37,845	$106,984
Collateralized mortgage obligations	1,753	7,880	36,395	88,708	134,736
Municipal bonds	399	4,779	5,894	4,162	15,234
U.S. government agency	—	—	6,177	462	6,639
Corporate bonds	—	—	2,053	—	2,053
Total securities available for sale	$2,250	$29,137	$103,082	$131,177	$265,646
Held to maturity:
Municipal bonds	$—	$2,947	$3,694	$—	$6,641
Total securities held to maturity	$—	$2,947	$3,694	$—	$6,641

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Available for sale:
U.S. agency mortgage-backed	$97	$15,980	$50,503	$36,820	$103,400
Collateralized mortgage obligations	1,752	7,628	34,763	87,342	131,485
Municipal bonds	396	4,756	5,903	4,134	15,189
U.S. government agency	—	—	6,239	470	6,709
Corporate bonds	—	—	2,000	—	2,000
Total securities available for sale	$2,245	$28,364	$99,408	$128,766	$258,783
Held to maturity:
Municipal bonds	$—	$2,942	$3,665	$—	$6,607
Total securities held to maturity	$—	$2,942	$3,665	$—	$6,607

Management evaluates securities for impairment from credit losses at least quarterly, and more frequently when economic and market conditions warrant such evaluations. Consideration is given to numerous factors including, but not limited to, the extent to which the fair value is less than the amortized cost basis; adverse conditions causing changes in the financial condition of the issuer of the security or underlying loan guarantors; changes to the rating of the security by a rating agency; and the Company’s intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost, which may extend to maturity.
The Company performs a process to determine whether the decline in the fair value of securities has resulted from credit losses or other factors. This process involves evaluating each security for impairment by monitoring credit performance, collateral type, collateral geography, bond credit support, loan-to-value ratios, credit scores, loss severity levels, pricing levels, downgrades by rating agencies, cash flow projections and other factors as indicators of potential credit issues. If this evaluation indicates the existence of credit losses, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis. If the present value of expected cash flows is less than the amortized cost basis, an ACL is recorded, limited by the amount that the fair value of the security is less than its amortized cost.

The Company's investment securities with unrealized losses, aggregated by type and length of time that individual securities have been in a continuous loss position, are summarized in the following tables.

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
March 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency mortgage-backed	$2,087	$35	$—	$—	$2,087	$35
Collateralized mortgage obligations	2,637	169	2,876	30	5,513	199
Municipal bonds	3,759	159	—	—	3,759	159
U.S. government agency	4,222	74	462	8	4,684	82
Corporate bonds	—	—	—	—	—	—
Total available for sale	$12,705	$437	$3,338	$38	$16,043	$475
Held to maturity:
Municipal bonds	$1,031	$1	$—	$—	$1,031	$1
Total held to maturity	$1,031	$1	$—	$—	$1,031	$1

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency mortgage-backed	$28,847	$292	$5,148	$63	$33,995	$355
Collateralized mortgage obligations	50,004	300	37,131	358	87,135	658
Municipal bonds	3,044	56	—	—	3,044	56
U.S. government agency	1,213	4	466	10	1,679	14
Total available for sale	$83,108	$652	$42,745	$431	$125,853	$1,083
Held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Total held to maturity	$—	$—	$—	$—	$—	$—

At March 31, 2020, 32 of the Company’s available-for-sale investment securities had unrealized losses totaling 2.7% of the individual securities’ amortized cost basis and 0.2% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 4 of the 32 securities had been in a continuous loss position for over 12 months. Management has determined that the declines in the fair value of these securities were not attributable to credit losses. As a result, no ACL was recorded for available-for-sale investment securities at March 31, 2020.
At March 31, 2020, it was determined that no ACL was required for the Company's held-to-maturity investment securities.
Accrued interest receivable on the Company's investment securities was $840,000 and $894,000 at March 31, 2020 and December 31, 2019, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
At March 31, 2020 and December 31, 2019, the Company had $178,551,000 and $157,091,000, respectively, of securities pledged to secure public deposits.

4. Earnings Per Share
Earnings per common share were computed based on the following:

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Numerator:
Net income available to common shareholders	$1,905	$7,890
Denominator:
Weighted average common shares outstanding	8,883	9,130
Effect of dilutive securities:
Restricted stock	13	16
Stock options	31	108
Weighted average common shares outstanding – assuming dilution	8,927	9,254
Basic earnings per common share	$0.21	$0.86
Diluted earnings per common share	$0.21	$0.85
Options on 96,750 and 75,135 shares of common stock were not included in the computation of diluted EPS for the three months ended March 31, 2020 and 2019, respectively, because the effect of these shares was anti-dilutive.

5. Credit Quality and Allowance for Credit Losses
The following briefly describes the distinction between originated and acquired loans and certain significant accounting policies relevant to each category.

Originated Loans
Loans originated for investment are reported at the principal balance outstanding net of unearned income. Interest on loans and accretion of unearned income are computed in a manner that approximates a level yield on recorded principal. Interest on loans is recorded as income is earned. The accrual of interest on an originated loan is discontinued when it is probable the borrower will not be able to meet payment obligations as they become due. For reporting periods prior to January 1, 2020, the Company maintained an ALL on originated loans that represented management’s estimate of probable losses incurred in this portfolio category. For reporting periods beginning on and after January 1, 2020, the Company maintains an ACL on all loans that reflects management's estimate of expected credit losses for the full life of the loan portfolio due to the adoption of the guidance under ASC Topic 326. Refer to Note 2 for more information on the adoption of ASC Topic 326.

Acquired Loans
Loans that were acquired as a result of business combinations are referred to as “acquired loans.” The Company's acquired loans were purchased prior to the adoption of ASC Topic 326 on January 1, 2020 and were recorded at estimated fair value at the acquisition date with no carryover of the related ALL. The acquired loans were segregated between those considered to be performing and those with evidence of credit deterioration (purchased credit impaired or "PCI"), and then further segregated into loan pools designed to facilitate the estimation of expected cash flows. The fair value estimate for each pool of acquired performing and PCI loans was based on the estimate of expected cash flows, both principal and interest, from that pool, discounted at prevailing market interest rates. The difference between the fair value of an acquired loan pool and the contractual amounts due at the acquisition date (the “fair value discount”) is accreted into income over the estimated life of the pool.

For reporting periods beginning on and after January 1, 2020 and the adoption of ASC Topic 326:
Management estimates the ACL for acquired loans under the same methodology as originated loans. Changes in the ACL for acquired loans are recognized through the provision for loan losses and the provision for credit losses on unfunded lending commitments.

ASC Topic 326 replaced the guidance for PCI loans with the concept of purchased credit deteriorated ("PCD"). For reporting periods beginning on and after January 1, 2020, PCI loans have been re-classified as PCD loans. For PCD loans, the Company applied the guidance under ASC Topic 326 using the prospective transition approach. As a result, the Company adjusted the amortized cost basis of the PCD loans to reclassify $1.0 million of purchase discount to the ALL on January 1, 2020. The Company applied the guidance under ASC Topic 326 using the modified retrospective approach for all non-PCD assets, which resulted in an increase in the ALL and a corresponding decrease to retained earnings. Refer to Note 2 for more information on the adoption of ASC Topic 326.

PCD loans, under prior accounting policies, were excluded from nonperforming loans because they continued to earn interest income from the accretable yield at the pool level. With the adoption of ASC Topic 326, the pools were discontinued and performance is based on contractual terms for individual loans.

For reporting periods prior to January 1, 2020 and the adoption of ASC Topic 326:
Management estimated the ALL for acquired performing loans using a methodology similar to that used for originated loans. The allowance determined for each loan pool was compared to the remaining fair value discount for that pool. If the allowance amount calculated under the Company’s methodology was greater than the Company’s remaining discount, the additional amount called for was added to the reported allowance through a provision for loan losses. If the allowance amount calculated under the Company’s methodology was less than the Company’s recorded discount, no additional allowance or provision was recognized. Actual losses first reduced any remaining nonaccretable discount for the loan pool. Once the nonaccretable discount was fully depleted, losses were applied against the allowance established for that pool. Acquired performing loans were placed on nonaccrual status and were considered and reported as nonperforming or past due using the same criteria applied to the originated portfolio.
The excess of cash flows expected to be collected from a PCI loan pool over the pool’s estimated fair value at acquisition was referred to as the accretable yield and was recognized in interest income using an effective yield method over the remaining life of the pool. Each pool of PCI loans was accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.
Management estimated cash flows expected to be collected on each PCI loan pool periodically. If the present value of expected cash flows for a pool was less than its carrying value, an impairment was recognized by an increase in the ALL and a charge to the provision for loan losses. If the present value of expected cash flows for a pool was greater than its carrying value, any previously established ALL was reversed and any remaining difference increased the accretable yield, which was taken into interest income over the remaining life of the loan pool. PCI loans were generally not subject to individual evaluation for impairment and were not reported with impaired loans, even if they otherwise qualified for such treatment.

The Company’s loans, net of unearned income, consisted of the following as of the dates indicated.

(dollars in thousands)	March 31, 2020	December 31, 2019
Real estate loans:
One- to four-family first mortgage	$420,206	$430,820
Home equity loans and lines	78,011	79,812
Commercial real estate	736,694	722,807
Construction and land	205,392	195,748
Multi-family residential	57,333	54,869
Total real estate loans	1,497,636	1,484,056
Other loans:
Commercial and industrial	198,236	184,701
Consumer	43,270	45,604
Total other loans	241,506	230,305
Total loans	$1,739,142	$1,714,361

The net discount on the Company’s loans was $9,937,000 and $12,315,000 at March 31, 2020 and December 31, 2019, respectively, of which $3,756,000 and $5,664,000 for the same time periods, respectively, were related to loans acquired with deteriorated credit quality. In addition, loan balances as of March 31, 2020 and December 31, 2019 are reported net of unearned income of $3,141,000 and $3,114,000, respectively.

Accrued interest receivable on the Company's loans was $6,687,000 and $6,575,000 at March 31, 2020 and December 31, 2019, respectively, and is excluded from the estimate of the ACL. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
Allowance for Credit Losses
The ACL, which includes the ALL and the ACL on unfunded lending commitments, and recorded investment in loans as of the dates indicated are as follows.

	March 31, 2020
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for credit losses:
One- to four-family first mortgage	$3,834	$37	$225	$4,096
Home equity loans and lines	1,085	461	17	1,563
Commercial real estate	10,942	298	702	11,942
Construction and land	3,405	481	18	3,904
Multi-family residential	520	—	38	558
Commercial and industrial	4,418	914	18	5,350
Consumer	1,076	—	1	1,077
Total allowance for loan losses	$25,280	$2,191	$1,019	$28,490

Unfunded lending commitments(3)	3,094	—	—	3,094
Total allowance for credit losses	$28,374	$2,191	$1,019	$31,584

	March 31, 2020
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired with Deteriorated Credit Quality(1)	Total
Loans:
One- to four-family first mortgage	$418,486	$742	$978	$420,206
Home equity loans and lines	76,622	763	626	78,011
Commercial real estate	725,818	6,043	4,833	736,694
Construction and land	204,342	608	442	205,392
Multi-family residential	57,145	—	188	57,333
Commercial and industrial	196,058	1,820	358	198,236
Consumer	43,246	—	24	43,270
Total loans	$1,721,717	$9,976	$7,449	$1,739,142

	December 31, 2019
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
One- to four-family first mortgage	$2,715	$—	$—	$2,715
Home equity loans and lines	736	348	—	1,084
Commercial real estate	6,243	298	—	6,541
Construction and land	2,670	—	—	2,670
Multi-family residential	572	—	—	572
Commercial and industrial	2,969	701	24	3,694
Consumer	592	—		592
Total allowance for loan losses	$16,497	$1,347	$24	$17,868

	December 31, 2019
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired with Deteriorated Credit Quality(2)	Total
Loans:
One- to four-family first mortgage	$429,745	$187	$888	$430,820
Home equity loans and lines	78,446	784	582	79,812
Commercial real estate	711,282	6,518	5,007	722,807
Construction and land	195,374	—	374	195,748
Multi-family residential	54,690	—	179	54,869
Commercial and industrial	183,141	1,223	337	184,701
Consumer	45,573	—	31	45,604
Total loans	$1,698,251	$8,712	$7,398	$1,714,361
(1)At March 31, 2020, loans acquired with deteriorated credit quality were deem to be PCD and were accounted for under ASC Topic 326. Refer to Note 2 for more information on the adoption of ASC Topic 326.
(2)At December 31, 2019, loans acquired with deteriorated credit quality were deemed to be PCI and were accounted for under ASC 310-30.
(3)At March 31, 2020, $3.1 million of the ACL related to unfunded lending commitments of $327.9 million. The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition and the related provision is recorded in other noninterest expense on the Consolidated Statements of Income.

A summary of activity in the ACL and ALL for the three months ended March 31, 2020 and March 31, 2019 follows.

	Three Months Ended March 31, 2020
(dollars in thousands)	Beginning Balance	ASC Topic 326 Adoption Impact(1)	Charge-offs	Recoveries	Provision	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$2,715	$986	$(46)	$1	$440	$4,096
Home equity loans and lines	1,084	(1)	(130)	4	606	1,563
Commercial real estate	6,541	1,974	—	—	3,427	11,942
Construction and land	2,670	519	—	55	660	3,904
Multi-family residential	572	(245)	—	—	231	558
Commercial and industrial	3,694	1,243	(71)	13	471	5,350
Consumer	592	157	(141)	47	422	1,077
Total allowance for loan losses	$17,868	$4,633	$(388)	$120	$6,257	$28,490

Unfunded lending commitments	—	2,365	—	—	729	3,094
Total allowance for credit losses	$17,868	$6,998	$(388)	$120	$6,986	$31,584
(1)On January 1, 2020 the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced a new model known as CECL. Refer to Note 2 for more information on the adoption of ASC Topic 326.

	Three Months Ended March 31, 2019
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Allowance for loan losses:
One- to four-family first mortgage	$2,136	$—	$—	$246	$2,382
Home equity loans and lines	1,079	—	2	(20)	1,061
Commercial real estate	6,125	(128)	—	414	6,411
Construction and land	2,285	—	—	19	2,304
Multi-family residential	550	—	—	(79)	471
Commercial and industrial	3,228	(32)	3	5	3,204
Consumer	945	(20)	7	(195)	737
Total allowance for loan losses	$16,348	$(180)	$12	$390	$16,570

Credit Quality
The following tables present the Company’s loan portfolio by credit quality classification as of the dates indicated.

	March 31, 2020
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$246,758	$1,076	$2,106	$—	$249,940
Home equity loans and lines	55,639	93	1,048	—	56,780
Commercial real estate	537,226	765	10,356	—	548,347
Construction and land	176,221	9,336	1,257	—	186,814
Multi-family residential	51,388	—	—	—	51,388
Commercial and industrial	167,034	2,153	2,578	—	171,765
Consumer	34,637	138	109	—	34,884
Total originated loans	$1,268,903	$13,561	$17,454	$—	$1,299,918
Acquired loans:
One- to four-family first mortgage	$164,379	$1,127	$4,760	$—	$170,266
Home equity loans and lines	21,086	65	80	—	21,231
Commercial real estate	176,950	1,689	9,708	—	188,347
Construction and land	16,709	737	1,132	—	18,578
Multi-family residential	5,362	365	218	—	5,945
Commercial and industrial	22,714	42	3,715	—	26,471
Consumer	8,120	115	151	—	8,386
Total acquired loans	$415,320	$4,140	$19,764	$—	$439,224
Total loans:
One- to four-family first mortgage	$411,137	$2,203	$6,866	$—	$420,206
Home equity loans and lines	76,725	158	1,128	—	78,011
Commercial real estate	714,176	2,454	20,064	—	736,694
Construction and land	192,930	10,073	2,389	—	205,392
Multi-family residential	56,750	365	218	—	57,333
Commercial and industrial	189,748	2,195	6,293	—	198,236
Consumer	42,757	253	260	—	43,270
Total loans	$1,684,223	$17,701	$37,218	$—	$1,739,142

	December 31, 2019
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$248,483	$730	$2,133	$—	$251,346
Home equity loans and lines	56,029	53	882	—	56,964
Commercial real estate	517,615	207	11,317	—	529,139
Construction and land	164,310	8,107	1,270	—	173,687
Multi-family residential	48,661	—	—	—	48,661
Commercial and industrial	153,286	—	2,438	—	155,724
Consumer	35,545	46	89	—	35,680
Total originated loans	$1,223,929	$9,143	$18,129	$—	$1,251,201
Acquired loans:
One- to four-family first mortgage	$173,482	$1,429	$4,563	$—	$179,474
Home equity loans and lines	22,370	128	350	—	22,848
Commercial real estate	181,090	1,593	10,985	—	193,668
Construction and land	19,877	747	1,437	—	22,061
Multi-family residential	5,487	502	219	—	6,208
Commercial and industrial	24,856	56	4,065	—	28,977
Consumer	9,668	166	90	—	9,924
Total acquired loans	$436,830	$4,621	$21,709	$—	$463,160
Total loans:
One- to four-family first mortgage	$421,965	$2,159	$6,696	$—	$430,820
Home equity loans and lines	78,399	181	1,232	—	79,812
Commercial real estate	698,705	1,800	22,302	—	722,807
Construction and land	184,187	8,854	2,707	—	195,748
Multi-family residential	54,148	502	219	—	54,869
Commercial and industrial	178,142	56	6,503	—	184,701
Consumer	45,213	212	179	—	45,604
Total loans	$1,660,759	$13,764	$39,838	$—	$1,714,361
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

Age analysis of past due loans as of the dates indicated are as follows.

	March 31, 2020
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,706	$644	$956	$3,306	$246,634	$249,940
Home equity loans and lines	406	46	285	737	56,043	56,780
Commercial real estate	3,007	—	7,584	10,591	537,756	548,347
Construction and land	—	100	1,157	1,257	185,557	186,814
Multi-family residential	—	—	—	—	51,388	51,388
Total real estate loans	5,119	790	9,982	15,891	1,077,378	1,093,269
Other loans:
Commercial and industrial	711	112	882	1,705	170,060	171,765
Consumer	352	8	56	416	34,468	34,884
Total other loans	1,063	120	938	2,121	204,528	206,649
Total originated loans	$6,182	$910	$10,920	$18,012	$1,281,906	$1,299,918
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$3,762	$1,059	$1,520	$6,341	$163,925	$170,266
Home equity loans and lines	291	24	62	377	20,854	21,231
Commercial real estate	2,484	61	1,873	4,418	183,929	188,347
Construction and land	185	—	875	1,060	17,518	18,578
Multi-family residential	260	111	—	371	5,574	5,945
Total real estate loans	6,982	1,255	4,330	12,567	391,800	404,367
Other loans:
Commercial and industrial	456	—	698	1,154	25,317	26,471
Consumer	207	35	110	352	8,034	8,386
Total other loans	663	35	808	1,506	33,351	34,857
Total acquired loans	$7,645	$1,290	$5,138	$14,073	$425,151	$439,224
Total loans:
Real estate loans:
One- to four-family first mortgage	$5,468	$1,703	$2,476	$9,647	$410,559	$420,206
Home equity loans and lines	697	70	347	1,114	76,897	78,011
Commercial real estate	5,491	61	9,457	15,009	721,685	736,694
Construction and land	185	100	2,032	2,317	203,075	205,392
Multi-family residential	260	111	—	371	56,962	57,333
Total real estate loans	12,101	2,045	14,312	28,458	1,469,178	1,497,636
Other loans:
Commercial and industrial	1,167	112	1,580	2,859	195,377	198,236
Consumer	559	43	166	768	42,502	43,270
Total other loans	1,726	155	1,746	3,627	237,879	241,506
Total loans	$13,827	$2,200	$16,058	$32,085	$1,707,057	$1,739,142

	December 31, 2019
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,524	$173	$967	$2,664	$248,682	$251,346
Home equity loans and lines	174	—	98	272	56,692	56,964
Commercial real estate	1,124	1,448	8,056	10,628	518,511	529,139
Construction and land	—	—	1,171	1,171	172,516	173,687
Multi-family residential	—	—	—	—	48,661	48,661
Total real estate loans	2,822	1,621	10,292	14,735	1,045,062	1,059,797
Other loans:
Commercial and industrial	213	100	869	1,182	154,542	155,724
Consumer	533	57	34	624	35,056	35,680
Total other loans	746	157	903	1,806	189,598	191,404
Total originated loans	$3,568	$1,778	$11,195	$16,541	$1,234,660	$1,251,201
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$4,555	$1,116	$1,108	$6,779	$172,695	$179,474
Home equity loans and lines	267	93	330	690	22,158	22,848
Commercial real estate	337	466	1,945	2,748	190,920	193,668
Construction and land	413	—	1,170	1,583	20,478	22,061
Multi-family residential	—	—	—	—	6,208	6,208
Total real estate loans	5,572	1,675	4,553	11,800	412,459	424,259
Other loans:
Commercial and industrial	3	57	792	852	28,125	28,977
Consumer	259	127	60	446	9,478	9,924
Total other loans	262	184	852	1,298	37,603	38,901
Total acquired loans	$5,834	$1,859	$5,405	$13,098	$450,062	$463,160
Total loans:
Real estate loans:
One- to four-family first mortgage	$6,079	$1,289	$2,075	$9,443	$421,377	$430,820
Home equity loans and lines	441	93	428	962	78,850	79,812
Commercial real estate	1,461	1,914	10,001	13,376	709,431	722,807
Construction and land	413	—	2,341	2,754	192,994	195,748
Multi-family residential	—	—	—	—	54,869	54,869
Total real estate loans	8,394	3,296	14,845	26,535	1,457,521	1,484,056
Other loans:
Commercial and industrial	216	157	1,661	2,034	182,667	184,701
Consumer	792	184	94	1,070	44,534	45,604
Total other loans	1,008	341	1,755	3,104	227,201	230,305
Total loans	$9,402	$3,637	$16,600	$29,639	$1,684,722	$1,714,361

The Company did not have any loans greater than 90 days past due and accruing at March 31, 2020. At December 31, 2019, excluding PCI loans, the Company did not have any loans greater than 90 days past due and accruing .

The following table summarizes information pertaining to nonaccrual loans as of dates indicated.

	March 31, 2020			December 31, 2019
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total(1)	Total(2)
Nonaccrual loans:
One- to four-family first mortgage	$4,377	$94	$4,471	$3,948
Home equity loans and lines	1,130	—	1,130	1,244
Commercial real estate	15,616	18	15,634	13,325
Construction and land	2,143	—	2,143	2,469
Multi-family residential	116	—	116	—
Commercial and industrial	2,879	284	3,163	3,224
Consumer	264	—	264	176
Total	$26,525	$396	$26,921	$24,386
(1)Due to the adoption of ASC Topic 326, PCD loans of $2.3 million are included in nonaccrual loans at March 31, 2020. Prior to January 1, 2020, these loans were classified as PCI and excluded from nonperforming loans because they continued to earn interest income from the accretable yield at the pool level. At adoption, the pools were discontinued and performance is based on contractual terms for individual loans.
(2)PCI loans which were being accounted for under ASC 310-30 were excluded from nonaccrual loans because they continued to earn interest from accretable yield regardless of their status as past due or otherwise not in compliance with their contractual terms. PCI loans which were being accounted for under ASC 310-30 and which were 90 days or more past due totaled and $2.2 million as of December 31, 2019.
All payments received while on nonaccrual status are applied against the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.

Collateral Dependent Loans
The Company held loans that were individually evaluated for impairment at March 31, 2020 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:
•One- to four-family first mortgages are primarily secured by first liens on residential real estate.
•Home equity loans and lines are primarily secured by first and junior liens on residential real estate.
•Commercial real estate loans are primarily secured by office and industrial buildings, warehouses, retail shopping facilities and various special purpose properties, including hotels and restaurants.
•Construction and land loans are primarily secured by residential and commercial properties, which are under construction and/or redevelopment, and by raw land.
•Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.
The table below summarizes collateral dependent loans and the related ACL at March 31, 2020 for which the borrower is experiencing financial difficulty.

(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$742	$37
Home equity loans and lines	763	461
Commercial real estate	6,043	298
Construction and land	608	481
Multi-family residential	—	—
Commercial and industrial	1,820	914
Consumer	—	—
Total	$9,976	$2,191

Foreclosed Assets and ORE
Foreclosed assets and ORE include real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets and ORE totaled totaled $2,606,000 and 4,156,000 at March 31, 2020 and December 31, 2019, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

The carrying amount of foreclosed residential real estate properties held at March 31, 2020 and December 31, 2019 totaled $1,003,000 and $1,737,000, respectively.

Foreclosed assets and ORE included certain bank buildings that meet the criteria to be classified as assets held for sale. The carrying value of these assets totaled $1,157,000 and $1,275,000 at March 31, 2020 and December 31, 2019. During the three months ended March 31, 2020, the Company sold one of these properties, with a carrying value of $60,000, for a gain of $19,000 recorded in foreclosed assets and ORE, net expense on the Consolidated Statements of Income. The expected timing of the sale of the remaining properties is uncertain due to the effects of the COVID-19 pandemic.
Troubled Debt Restructurings
During the course of its lending operations, the Company periodically grants concessions to its customers in an attempt to protect as much of its investment as possible and to minimize risk of loss. These concessions may include restructuring the terms of a customer loan to alleviate the burden of the customer’s near-term cash requirements. Loans are TDRs when the Company agrees to restructure a loan to a borrower who is experiencing financial difficulties in a manner that is deemed to be a “concession”. The Company defines a concession as a modification of existing terms granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties that the Company would otherwise not consider. The concession either is granted through an agreement with the customer or is imposed by a court or by law. Concessions include modifying original loan terms to reduce or defer cash payments required as part of the loan agreement, including but not limited to:

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
If the Company concludes that both a concession has been granted and the concession was granted to a customer experiencing financial difficulties, the Company identifies the loan as a TDR. For purposes of the determination of an ACL, larger (i.e., TDRs with balances of $250,000 or greater) commercial TDRs are individually evaluated for impairment. The ACL for loans that are individually evaluated is based on a comparison of the recorded investment in the loan with either the expected cash flows discounted using the loan’s original effective interest rate, observable market price for the loan or the fair value of the collateral underlying certain collateral-dependent loans. Residential, consumer and smaller balance commercial TDRs are included in the Company's pooled-loan analysis to calculate the ACL and, generally, do not have a material impact on the overall ACL.
As of March 31, 2020, the Company had modified loans with an aggregate outstanding loan balance of $191.6 million, or 11% of total outstanding loans, via payment relief in the nature of principal and/or interest deferrals for 90 days. These modifications were done in accordance with Section 4013 of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act and the Interagency Statement on Loan Modifications on Reporting for Financial Institutions Working With Customers Affected by the Coronavirus. Accordingly, these loans were not categorized as TDRs.

The following table summarizes information pertaining to TDRs modified during the periods indicated.

	Three Months Ended March 31,
	2020			2019
(dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
One- to four-family first mortgage	5	$837	$834	1	$37	$37
Home equity loans and lines	—	—	—	—	—	—
Commercial real estate	4	1,029	1,029	—	—	—
Construction and land	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Other consumer	1	10	4	—	—	—
Total	10	$1,876	$1,867	1	$37	$37

TDRs for which there was a payment default within 12 months following modification were insignificant for the three months ending March 31, 2020. The defaults did not have a significant impact on our allowance for loan losses at March 31, 2020.
None of the performing troubled debt restructurings as of March 31, 2019 defaulted within twelve months of modification.
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
Management primarily identifies investment securities which may have traded in illiquid or inactive markets, by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of March 31, 2020, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.
The following tables present the balances of assets measured for fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

(dollars in thousands)	March 31, 2020	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$106,984	$—	$106,984	$—
Collateralized mortgage obligations	134,736	—	134,736	—
Municipal bonds	15,234	—	15,234	—
U.S. government agency	6,639	—	6,639	—
Corporate bonds	2,053	—	2,053	—
Total	$265,646	$—	$265,646	$—

(dollars in thousands)	December 31, 2019	Level 1	Level 2	Level 3
Available for sale securities:
U.S. agency mortgage-backed	$95,172	$—	$95,172	$—
Collateralized mortgage obligations	142,451	—	142,451	—
Municipal bonds	16,005	—	16,005	—
U.S. government agency	3,693	—	3,693	—
Total	$257,321	$—	$257,321	$—

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.
Nonrecurring Basis
The Company records loans individually evaluated for impairment at fair value on a nonrecurring basis. A loan is considered impaired if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the fair value of the collateral for collateral-dependent loans. For non-collateral-dependent loans, fair value is measured by present valuing expected future cash flows. Impaired loans are classified as Level 3 assets when measured using appraisals from third parties of the collateral less any prior liens and when there is no observable market price.
Foreclosed assets and ORE are also recorded at fair value on a nonrecurring basis. Foreclosed assets are initially recorded at fair value less estimated costs to sell. ORE is recorded at the lower of its net book value or fair value at the date of transfer to ORE. The fair value of foreclosed assets and ORE is based on property appraisals and an analysis of similar properties available. As such, the Company classifies foreclosed and ORE assets as Level 3 assets.

The Company has segregated all financial assets that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date as reflected in the table below.

		Fair Value Measurements Using
(dollars in thousands)	March 31, 2020	Level 1	Level 2	Level 3
Assets
Individually evaluated for impairment	$7,785	$—	$—	$7,785
Foreclosed assets and ORE	2,606	—	—	2,606
Total	$10,391	$—	$—	$10,391

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2019	Level 1	Level 2	Level 3
Assets
Individually evaluated for impairment	$7,365	$—	$—	$7,365
Foreclosed assets and ORE	4,156	—	—	4,156
Total	$11,521	$—	$—	$11,521

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of March 31, 2020:
Individually evaluated for impairment	$7,785	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 100%	22%
Foreclosed assets and ORE	$2,606	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 67%	13%
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2019:
Individually evaluated for impairment	$7,365	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 84%	13%
Foreclosed assets and ORE	$4,156	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 61%	14%
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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
•The carrying value of cash and cash equivalents and interest-bearing deposits in banks approximate their fair value.
•The fair value for investment securities is determined from quoted market prices when available. If a quoted market price is not available, fair value is estimated using third party pricing services or quoted market prices of securities with similar characteristics.
•The carrying value of mortgage loans held for sale approximates their fair value.
•The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturity.
•The cash surrender value of BOLI approximates its fair value.
•The fair value of customer deposits, excluding certificates of deposit, is the amount payable on demand. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.
•The fair value of long-term FHLB advances is estimated by discounting the future cash flows using the rates currently offered for advances of similar maturities.
The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at March 31, 2020
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$64,102	$64,102	$64,102	$—	$—
Interest-bearing deposits in banks	449	449	449	—	—
Investment securities available for sale	265,646	265,646	—	265,646	—
Investment securities held to maturity	6,607	6,641	—	6,641	—
Mortgage loans held for sale	9,753	9,753	—	9,753	—
Loans, net	1,710,652	1,745,382	—	1,737,597	7,785
Cash surrender value of BOLI	39,725	39,725	39,725	—	—
Financial Liabilities
Deposits	$1,857,501	$1,860,984	$—	$1,860,984	$—
Other borrowings	5,539	6,125	—	6,125	—
Long-term FHLB advances	54,319	54,889	—	54,889	—

		Fair Value Measurements at December 31, 2019
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$39,847	$39,847	$39,847	$—	$—
Interest-bearing deposits in banks	449	449	449	—	—
Investment securities available for sale	257,321	257,321	—	257,321	—
Investment securities held to maturity	7,149	7,194	—	7,194	—
Mortgage loans held for sale	6,990	6,990	—	6,990	—
Loans, net	1,696,493	1,690,308	—	1,682,943	7,365
Cash surrender value of BOLI	39,466	39,466	39,466	—	—
Financial Liabilities
Deposits	$1,820,975	$1,821,868	$—	$1,821,868	$—
Other borrowings	5,539	5,895	—	5,895	—
Long-term FHLB advances	40,620	40,580	—	40,580	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and the Bank, from December 31, 2019 through March 31, 2020 and on its results of operations for the three months ended March 31, 2020 and 2019. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

Forward-Looking Statements
To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company or Bank, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of words such as “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions, or by future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly”. The Company’s or the Bank’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019, as supplemented by the additional risk factor included in Part II, Item 1A of this Quarterly Report on Form 10-Q.
The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. Given its ongoing and dynamic nature, it is difficult to predict the full impact of COVID-19 on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the national and local economies may be reopened. As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, our forward-looking statements are subject to the following additional risks, uncertainties and assumptions, among others:
•Demand for our products and services may decline;
•If high levels of unemployment continue, our loan delinquencies, non-performing assets and loan foreclosures may increase;
•Collateral for loans, especially real estate, may decline in value;
•Our allowance for loan losses may have to be increased if our borrowers continue to experience financial difficulties;
•As a result of the reduction in the Federal Reserve Board's target federal funds rate to near 0%, the yield on our interest-earning assets may decline more than the decline in the cost of our interest-bearing liabilities;
•A material decrease in our net income or a net loss over several quarters could result in a suspension of our stock repurchase program and/or a reduction of our quarterly stock dividend;
•Our cyber security risks may be increased as a result of more of our employees working remotely; and
•FDIC deposit insurance premiums may increase if the agency experiences additional resolution costs.

The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

EXECUTIVE OVERVIEW
The Company reported net income for the first quarter of 2020 of $1.9 million, or $0.21 diluted EPS compared to $7.9 million, or $0.85 diluted EPS, reported for the first quarter of 2019.

Key components of the Company’s performance during the three months ended March 31, 2020 include:

•Loans increased $24.8 million, or 1.4%, from December 31, 2019 to $1.7 billion at March 31, 2020.

•On January 1, 2020, the Company adopted the CECL framework, which resulted in a $7.0 million, or 39.2%, increase in the ACL at the adoption date.

•The provision for loan losses for the first quarter of 2020 totaled $6.3 million, up $5.9 million from the first quarter of 2019, and primarily reflects the change in expected losses due to the potential economic impact of the COVID-19 pandemic and the anticipated effects of the significant decline in oil and gas prices.

•Total deposits increased $36.5 million, or 2.0%, from December 31, 2019 to $1.9 billion at March 31, 2020.

•Net interest income was $21.3 million, down $399,000, or 1.8%, for the first quarter of 2020 compared to first quarter of 2019 primarily due to the increased costs of deposits. The average rate paid on interest-bearing deposits was 1.07%, up seven bps from the first quarter of 2019.

•Noninterest income for the first quarter of 2020 increased $193,000, or 6.1%, compared to the first quarter of 2019 primarily due to the increase in gains on the sale of loans (up $142,000, or 91.6%).

•Noninterest expense for the first quarter of 2020 increased $855,000, or 5.6%, compared to the first quarter of 2019 primarily due to $729,000 in provision for credit losses on unfunded lending commitments for the first quarter of 2020.

COVID-19 RESPONSE
The COVID-19 pandemic and its economic effects have had a significant impact on customers in each of our markets. State and local government stay-at-home orders have required schools, restaurants, bars, health clubs and other businesses to close or drastically limit their services. While banking operations have not been restricted by such orders, we have adapted to protect our employees and customers by working remotely as much as possible, limiting branch service to drive-through and scheduled appointments, enhancing cleaning procedures and maintaining appropriate social distancing while in the office.

To give immediate financial support to our customers, the Company began providing the following payment relief options in mid-March:
•Deferral of principal and/or interest payments for up to three months;
•Short-term working-capital lines of credit with up to six months of interest only payments; and
•Refunds and waivers of certain fees and late charges.

As part of the CARES Act, the Company has also been active in providing the SBA's Paycheck Protection Program loans. Through May 8, 2020, we have funded or are currently in the process of funding approximately 2,554 loans totaling $253.8 million under the PPP.
At March 31, 2020, borrowers with outstanding loan balances totaling $191.6 million, or 11% of total loans, were granted payment relief, primarily in the form of deferrals of principal and/or interest payments for 90 days. At May 8, 2020, that total had increased to $533.0 million, or 27% of total loans. As a result of Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications issued by the Federal banking agencies, these loans are not categorized as troubled debt restructurings ("TDRs"). In addition, while interest and fees on these loans will still accrue to interest income under normal GAAP accounting, should eventual losses on these deferred payments emerge, interest income and fees would need to be reversed. As a result, interest income in future periods could be negatively impacted.

Through March 31, 2020, the Company had originated $500,000 in short-term working capital lines of credit related to COVID-19 crisis relief. Through May 8, 2020, that total had increased to $1.3 million. At March 31, 2020 and May 8, 2020, the outstanding balance of these short-term lines totaled $28,000 and $497,000, respectively.

FINANCIAL CONDITION

Loans, Allowance for Credit Losses and Asset Quality

Loan Growth
Loans outstanding at March 31, 2020 were $1.7 billion, an increase of $24.8 million, or 1.4%, from December 31, 2019.
The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

	March 31,	December 31,	Increase/(Decrease)
(dollars in thousands)	2020	2019	Amount	Percent
Real estate loans:
One-to four-family first mortgage	$420,206	$430,820	$(10,614)	(2.5)%
Home equity loans and lines	78,011	79,812	(1,801)	(2.3)
Commercial real estate	736,694	722,807	13,887	1.9
Construction and land	205,392	195,748	9,644	4.9
Multi-family residential	57,333	54,869	2,464	4.5
Total real estate loans	1,497,636	1,484,056	13,580	0.9%
Other loans:
Commercial and industrial	198,236	184,701	13,535	7.3
Consumer	43,270	45,604	(2,334)	(5.1)
Total other loans	241,506	230,305	11,201	4.9
Total loans	$1,739,142	$1,714,361	$24,781	1.4%

Commercial real estate loan growth was primarily driven by non-owner-occupied real estate loans in the Acadiana and New Orleans markets. The growth included a $4.7 million increase in loans secured by hotels and short-term rentals. At March 31, 2020, non-owner-occupied CRE loans totaled $337.5 million, or 46% of total CRE loans, compared to $326.6 million, or 45%, at December 31, 2019.

Commercial and industrial loan growth was primarily driven by non-energy-related lines of credit to customers in the industrial services sector in the Acadiana and Baton Rouge markets.

Construction and land loan growth was primarily driven by commercial building construction projects across our Louisiana markets and two multi-family redevelopment projects in New Orleans. The multi-family projects are expected to be used as short-term rentals. At March 31, 2020, hotel and short-term rental construction loans totaled $19.1 million, or 9% of total C&D loans, compared to $14.2 million, or 7% of total C&D loans, at December 31, 2019.

Adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
Due to the adoption of ASC Topic 326 on January 1, 2020, management maintains, based on current and forecasted information, an ACL that reflects a current estimate of expected credit losses ("CECL") for the estimated life of the loan portfolio at reporting periods subsequent to the adoption date. For reporting periods prior to January 1, 2020, management maintained an ALL at a level which reflected losses that were probable and reasonably estimable at the relevant reporting date.

The ACL and ALL policies described below are supplemented by reviews and validations performed by independent loan reviewers. The results of the reviews are reported to the Audit Committee of the Board of Directors. The establishment of the ACL and ALL is and was significantly affected by management judgment. There is likelihood that different amounts would be reported under different conditions or assumptions. Federal regulatory agencies, as an integral part of their examination process, periodically review our ACL and ALL. Such agencies may require management to make additional provisions for estimated losses based upon judgments different from those of management.

We continue to monitor and modify our ACL as conditions warrant. No assurance can be given that our level of ACL will cover all of the losses on our loans or that future adjustments to the ACL will not be necessary if economic and other conditions differ substantially from the conditions used by management to determine the current level of the ACL.

For reporting periods beginning on and after January 1, 2020 and the adoption of ASC Topic 326:
The ACL which equals the sum of the ALL and the ACL on unfunded lending commitments, is established through provisions for credit losses. The provision for credit losses on unfunded lending commitments is recorded in other noninterest expense on the Consolidated Statements of Income. Management recalculates the ACL at least quarterly to reassess the estimate of credit losses for the total portfolio at the relevant reporting date. Under ASC Topic 326, the ACL is measured on a pool basis when similar risk characteristics exist. The Company's CECL calculation estimates credit losses using the discounted cash flow method for all loan pools, except for the credit card portfolio. The remaining life method is used for the credit card loan portfolio due to its limited complexity and size. The discounted cash flow analysis estimates future cash flows for the loan pool and discounts the cash flows to produce a net present value and ultimately the allowance requirement for the pool. The remaining life method applies a loss rate to a given pool of loans over the estimate remaining life of the given pool. The loss rates computed for each pool and expected pool-level funding rates are applied to the related unfunded lending commitments to calculate an ACL on unfunded amounts. For each pool of loans, management also evaluates and applies qualitative adjustments to the calculated ACL based on several factors, including, but not limited to, changes in current and expected future economic conditions, changes in industry experience and industry loan concentrations, changes in the volume and severity of nonperforming assets, changes in lending policies and personnel and changes in the competitive and regulatory environment of the banking industry.

Loans that do not share similar risk characteristics are individually evaluated and are excluded from the pooled loan analysis. The ACL for loans that are individually evaluated is based on a comparison of the recorded investment in the loan with either the expected cash flows discounted using the loan’s original effective interest rate, observable market price for the loan or the fair value of the collateral underlying certain collateral-dependent loans. In addition, management considers reasonable and supportable forecasted conditions to estimate the ACL on loans individually evaluated for impairment.

Refer to Note 2 of the Consolidated Financial Statements for more information on the adoption of ASC Topic 326 and its impact on the Consolidated Financial Statements.

For reporting periods prior to January 1, 2020 and the adoption of ASC Topic 326:
The ALL estimation process included, among other things, an analysis of delinquency trends, nonperforming loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans, the value of collateral securing loans, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, economic conditions and industry experience. Based on the evaluation, management assigned risk ratings to segments of the loan portfolio. Such risk ratings were periodically reviewed by management and revised as deemed appropriate.
With respect to acquired loans, prior to January 1, 2020, the Company followed the reserve standard set forth in ASC 310, Receivables. At acquisition, the Company reviewed each loan to determine whether there is evidence of deterioration in credit quality since origination and if it was probable that the Company would be unable to collect all amounts due according to the loan’s contractual terms. The Company considered expected prepayments and estimated the amount and timing of undiscounted expected principal, interest and other cash flows for each loan pool meeting the criteria above, and determined the excess of the loan pool’s scheduled contractual principal and interest payments in excess of cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the pool’s cash flows expected to be collected over the fair value, was accreted into interest income over the remaining life of the pool (accretable yield). The Company recorded a discount on these loans at acquisition to record them at their estimated fair values. As a result, acquired loans subject to ASC 310 were excluded from the calculation of the ALL at the acquisition date. See Note 5 to the Unaudited Consolidated Financial Statements for additional information concerning our allowance for acquired loans prior to the adoption of ASC Topic 326.
Acquired loans were recorded at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. If the present value of expected cash flows for a pool was less than its carrying value, an impairment was recognized by an increase in the ALL and a charge to the provision for loan losses. At December 31, 2019, $1.8 million of our ALL was allocated to acquired loans.

Reserve Build and Additional Information on Loan Portfolio Composition
At March 31, 2020, the ALL totaled $28.5 million, or 1.64% of total loans, and the ACL, which includes the reserve for unfunded commitments, totaled $31.6 million, or 1.82% of total loans. The provision for loan losses for the first quarter of 2020 totaled $6.3 million, up $5.9 million from the first quarter of 2019. The first quarter provision for loan losses reflects the change in expected losses due to the potential economic impact of the COVID-19 pandemic and a significant decline in oil prices.
As the fallout of the COVID-19 pandemic continues to impact the national, regional and local economies, management continues to proactively monitor the loan portfolio to identify potential weaknesses that may develop. Specifically, management has identified and is monitoring exposures to borrowers and industries that may be impacted more immediately and acutely than others. In many instances, management has directly reached out to specific borrowers to provide guidance and assistance as appropriate. On a portfolio level, management continues to monitor aggregate exposures to highly sensitive segments for changes in asset quality, payment performance and liquidity levels. Additionally, management is monitoring unfunded commitments, such as lines of credit and overdraft protection, to monitor liquidity and funding issues that may arise with our customers.
The following table provides a summary of the reserve build during the first quarter of 2020 and the loan portfolio at March 31, 2020, stratified by certain selected industry segments that may be considered more susceptible to adverse effects from the COVID-19 pandemic.

	Recorded Investment in Loans	ASC Topic 326 Adoption Impact	Reserve Build(1) for the Quarter Ended	Total ACL	ACL to Total Loans
	March 31,	January 1,	March 31,	March 31,	March 31,
(dollars in thousands)	2020	2020	2020	2020	2020

Retail CRE	$159,483	$573	$744	$2,728	1.71%
Healthcare	145,795	161	175	1,918	1.32
Hotels and short-term rentals	86,039	39	1,885	2,796	3.25
Restaurants and bars	60,940	85	545	1,219	2.00
Energy	31,186	341	1,204	1,715	5.50
Credit cards	4,151	33	327	415	10.00
Other loans	1,251,548	3,401	1,109	17,699	1.41
Total	$1,739,142	$4,633	$5,989	$28,490	1.64%

Unfunded lending commitments(2)	—	2,365	729	3,094	—
Total	$1,739,142	$6,998	$6,718	$31,584	1.82%
(1)"Reserve build" represents the amount by which the provision for credit losses ($6.3 million) exceeded net loan charge-offs ($268,000) during the quarter ended March 31, 2020.
(2)At March 31, 2020, the allowance of $3.1 million related to unfunded lending commitments of $327.9 million. The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition and the related provision is recorded in other noninterest expense on the Consolidated Statements of Income.

Retail CRE
At March 31, 2020, outstanding retail CRE loans amounted to $159.5 million, or 9% of our total loan portfolio, and included retail strip shopping centers of $76.8 million and convenience stores of $23.1 million. The weighted-average LTV of the retail CRE loan portfolio was approximately 48% at March 31, 2020. At such date, this loan portfolio was concentrated in the following markets: Acadiana ($63.8 million, or 40%), New Orleans ($44.2 million, or 28%), Northshore ($31.0 million, or 19%) and Baton Rouge ($22.2 million, or 14%). In addition to retail CRE loans, our non-CRE-related retail loans totaled less than $10 million at March 31, 2020.

Healthcare
At March 31, 2020, outstanding loans to borrowers in the healthcare industry amounted to $145.8 million, or 8% of our total loan portfolio. The weighted-average LTV of the healthcare loan portfolio was approximately 53% at March 31, 2020. CRE loans comprised $111.7 million, or 77%, of the healthcare loan portfolio at such date. Loans to the dental industry totaled $33.5 million, or 23% of the healthcare loan portfolio at March 31, 2020.

Hotels and Short-term Rentals
At March 31, 2020, outstanding loans to borrowers in the hotels and short-term rentals industry amounted to $86.0 million or 5% of our total loan portfolio. Approximately 57% of this portfolio consists of short-term rentals. The weighted-average LTV of the hotels and short-term rentals loan portfolio was approximately 57% at March 31, 2020. CRE loans comprised $60.9 million, or 71%, and C&D loans comprised $19.1 million, or 22%, of the hotels and short-term rentals loan portfolio at such date. This loan portfolio is primarily located in the Greater New Orleans ($53.3 million, or 62%) and Acadiana ($26.7 million, or 31%) regions.

Restaurants and Bars
At March 31, 2020, outstanding loans to borrowers in the restaurants and bars industry amounted to $60.9 million, or 4% of our total loan portfolio. The weighted-average LTV of the restaurants and bars loan portfolio was approximately 52% at March 31, 2020. CRE loans comprised $55.0 million, or 90%, of this loan portfolio at such date. Of total restaurants and bars loans, $32.2 million, or 53%, relates to nationally-recognized fast-food franchise restaurants. This loan portfolio is concentrated in the following markets: Acadiana ($28.9 million, or 48%), Baton Rouge ($14.1 million, or 23%) and New Orleans ($14.1 million, or 23%).

Energy
At March 31, 2020, outstanding loans to borrowers in the energy industry amounted to $31.2 million, or 2% of our total loan portfolio. This portfolio predominantly consists of loans to energy service companies. The weighted-average LTV of the energy loan portfolio was approximately 33% at March 31, 2020. At March 31, 2020, CRE loans comprised $19.6 million, or 63%, of total energy-related loans. Of total CRE energy-related loans, 93% are to borrowers in the Acadiana market. At March 31, 2020, energy-related C&I loans of $11.1 million primarily consisted of loans secured by equipment ($7.1 million) and accounts receivable ($2.7 million).
Asset Quality
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
At March 31, 2020 and December 31, 2019, loans identified as impaired and individually evaluated for impairment were $10.0 million and $8.7 million, respectively. Due to the adoption of ASC Topic 326, total loans identified as impaired and individually evaluated at March 31, 2020 included $1.9 million of acquired loans. Under the former accounting guidance, acquired loans were evaluated on a pool basis and excluded from total loans individually evaluated for impairment at December 31, 2019.
The following tables provide a summary of loans individually evaluated for impairment as of the dates indicated.

	March 31, 2020
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated for Impairment
One- to four-family first mortgage	$742	$37	4.99%
Home equity loans and lines	763	461	60.42
Commercial real estate	6,043	298	4.93
Construction and land	608	481	79.11
Multi-family residential	—	—	—
Commercial and industrial	1,820	914	50.22
Consumer	—	—	—
Total	$9,976	$2,191	21.96%

	December 31, 2019
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated for Impairment
One- to four-family first mortgage	$187	$—	—%
Home equity loans and lines	784	348	44.39
Commercial real estate	6,518	298	4.57
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	1,223	701	57.32
Consumer	—	—	—
Total	$8,712	$1,347	15.46%

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
At March 31, 2020 and December 31, 2019, substandard loans, excluding acquired loans, were $17.5 million and $18.1 million, respectively. At March 31, 2020 and December 31, 2019, acquired loans classified as substandard were $19.8 million and $21.7 million, respectively. There were no assets classified as doubtful or loss at March 31, 2020 and December 31, 2019.

The following tables provide a summary of loans classified as special mention and substandard as of the dates indicated.

	March 31,	December 31,	Increase/(Decrease)
(dollars in thousands)	2020	2019	Amount	Percent
Special Mention Loans
One- to four-family first mortgage	$2,203	$2,159	$44	2.0%
Home equity loans and lines	158	181	(23)	(12.7)
Commercial real estate	2,454	1,800	654	36.3
Construction and land	10,073	8,854	1,219	13.8
Multi-family residential	365	502	(137)	(27.3)
Commercial and industrial	2,195	56	2,139	3819.6
Consumer	253	212	41	19.3
Total special mention loans	$17,701	$13,764	$3,937	28.6%

	March 31,	December 31,	Increase/(Decrease)
(dollars in thousands)	2020	2019	Amount	Percent
Substandard Loans
One- to four-family first mortgage	$6,866	$6,696	$170	2.5%
Home equity loans and lines	1,128	1,232	(104)	(8.4)
Commercial real estate	20,064	22,302	(2,238)	(10.0)
Construction and land	2,389	2,707	(318)	(11.7)
Multi-family residential	218	219	(1)	(0.5)
Commercial and industrial	6,293	6,503	(210)	(3.2)
Consumer	260	179	81	45.3
Total substandard loans	$37,218	$39,838	$(2,620)	(6.6)%

Special mention loans increased $3.9 million, or 28.6%, from December 31, 2019 to $17.7 million at March 31, 2020. Over the same comparable periods, special mention C&I loans increased $2.1 million primarily due to an energy-related commercial relationship ($1.6 million) and an equipment loan to a borrower in marketing and advertising sector ($397,000). Special mention C&D loans were up $1.2 million at March 31, 2020 from December 31, 2019 primarily due to a previously identified special mention multi-family construction loan.
A bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Federal bank regulators which can order the establishment of additional general or specific loss allowances. The Federal banking agencies have adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Due to the adoption of ASC Topic 326 on January 1, 2020, management maintains, based on current and forecasted information, an ACL that reflects a current estimate of expected credit losses for the estimated life of the loan portfolio at reporting periods subsequent to the adoption date. For reporting periods prior to January 1, 2020, management maintained an ALL at a level which reflected losses that were probable and reasonably estimable at the relevant reporting date. For all reporting periods, actual losses are uncertain and dependent upon future events and, as such, further additions to the level of ACL may become necessary.
Foreclosed assets and ORE includes real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets and ORE are classified as such until sold or disposed. Foreclosed assets are recorded at fair value less estimated selling costs based on third party property valuations which are obtained at the time the asset is repossessed and periodically until the property is liquidated. ORE is recorded at the lower of its net book value or fair value at the date of transfer to ORE. Foreclosed assets and ORE holding costs are charged to expense. Gains and losses on the sale of foreclosed assets and ORE are charged to operations, as incurred. Costs associated with acquiring and improving a foreclosed property or ORE are usually capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs.
The following table sets forth the composition of the Company’s nonperforming assets and performing troubled debt restructurings as of the dates indicated.

	March 31, 2020			December 31, 2019
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans(2):
Real estate loans:
One- to four-family first mortgage	$2,106	$2,365	$4,471	$2,133	$1,815	$3,948
Home equity loans and lines	1,048	82	1,130	883	361	1,244
Commercial real estate	9,217	6,417	15,634	8,750	4,575	13,325
Construction and land	1,156	987	2,143	1,170	1,299	2,469
Multi-family residential	—	116	116	—	—	—
Other loans:
Commercial and industrial	1,599	1,564	3,163	1,603	1,621	3,224
Consumer	109	155	264	89	87	176
Total nonaccrual loans	15,235	11,686	26,921	14,628	9,758	24,386
Accruing loans 90 days or more past due	—	—	—	—	—	—
Total nonperforming loans	15,235	11,686	26,921	14,628	9,758	24,386
Foreclosed assets and ORE	978	1,628	2,606	1,793	2,363	4,156
Total nonperforming assets	16,213	13,314	29,527	16,421	12,121	28,542
Performing troubled debt restructurings	989	695	1,684	1,903	475	2,378
Total nonperforming assets and troubled debt restructurings	$17,202	$14,009	$31,211	$18,324	$12,596	$30,920
Nonperforming loans to total loans			1.55%			1.42%
Nonperforming loans to total assets			1.20%			1.11%
Nonperforming assets to total assets			1.31%			1.30%
(1)Due to the adoption of ASC Topic 326, PCD loans of $2.3 million are included in nonperforming acquired loans at March 31, 2020. Prior to January 1, 2020, these loans were classified as PCI and excluded from nonperforming loans because they continued to earn interest income from the accretable yield at the pool level. At adoption, the pools were discontinued and performance is based on contractual terms for individual loans. Refer to Note 2 to the Consolidated Financial statements for more information on the adoption of ASC Topic 326. At December 31, 2019, PCI loans that were 90 days or more past due totaled $2.2 million and were accounted for under ASC 310-30.
(2)Nonaccrual loans include originated restructured loans placed on nonaccrual totaling $8.7 million and $7.6 million at March 31, 2020 and December 31, 2019, respectively. Acquired restructured loans placed on nonaccrual totaled $2.8 million and $2.2 million at March 31, 2020 and December 31, 2019, respectively.

As previously indicated, as a result of Section 4013 of the CARES Act and recent interagency guidance issued by Federal banking regulators, modifications, such as deferrals of principal and/or interest payments, to borrowers affected by the COVID-19 pandemic. are not deemed to be TDRs if such modifications are made on loans that were current as of December 31, 2019. At March 31, 2020, the Company had an aggregate of $191.6 million of outstanding loans that had been granted payment relief. At May 8, 2020, the total amount of such loans with payment relief modifications had increased to $533.0 million or 27% of the total outstanding loan portfolio. Interest and fees continue to accrue on such loans. Management anticipates that the level of deferrals will continue to grow in future periods as stay- at- home orders remain in place. We will continue to follow the guidance of Federal banking regulators in making any TDR determinations.

Investment Securities
The Company’s investment securities portfolio totaled $272.3 million as of March 31, 2020, an increase of $7.8 million, or 2.9%, from December 31, 2019. At March 31, 2020, the Company had a net unrealized gain on its available for sale investment securities portfolio of $6.9 million, compared to a net unrealized gain of $876,000 at December 31, 2019.
The following table summarizes activity in the Company’s investment securities portfolio during the first three months of 2020.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2019	$257,321	$7,149
Purchases	21,996	—
Sales	—	—
Principal maturities, prepayments and calls	(19,065)	(500)
Amortization of premiums and accretion of discounts	(593)	(42)
Increase in market value	5,987	—
Balance, March 31, 2020	$265,646	$6,607

Funding Sources
Deposits
Deposits totaled $1.9 billion at March 31, 2020, an increase of $36.5 million, or 2.0%, compared to December 31, 2019. The following table summarizes the changes in the Company’s deposits from December 31, 2019 to March 31, 2020.

	March 31,	December 31,	Increase/(Decrease)
(dollars in thousands)	2020	2019	Amount	Percent
Demand deposit	$455,512	$437,828	$17,684	4.0%
Savings	206,597	201,887	4,710	2.3
Money market	266,519	273,741	(7,222)	(2.6)
NOW	536,643	512,054	24,589	4.8
Certificates of deposit	392,230	395,465	(3,235)	(0.8)
Total deposits	$1,857,501	$1,820,975	$36,526	2.0%
The average rate paid on interest-bearing deposits decreased six bps to 1.07% for the first quarter of 2020, compared to 1.13% for the fourth quarter of 2019. Management expects the average rate on its deposits to continue to fall through the second quarter of 2020.

Federal Home Loan Bank Advances
Long-term FHLB advances totaled $54.3 million at March 31, 2020 up $13.7 million, or 33.7%, compared to $40.6 million at December 31, 2019. The increase in FHLB advances is primarily due to prefunding of advances maturing in April 2020 and SBA PPP loans.

Shareholders’ Equity
Shareholders’ equity decreased $4.8 million, or 1.5%, from $316.3 million at December 31, 2019 to $311.5 million at March 31, 2020, primarily due to the transition adjustment for the adoption of ASC Topic 326. Upon adoption of ASC Topic 326 on January 1, 2020, the Company recorded an after-tax decrease to retained earnings of $4.7 million.

At March 31, 2020, the Bank had regulatory capital amounts that were well in excess of regulatory requirements. The following table presents actual and required capital ratios for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2020 based on the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$232,994	13.62%	$119,728	7.00%	$111,176	6.50%
Tier 1 risk-based capital	232,994	13.62	145,384	8.50	136,832	8.00
Total risk-based capital	254,500	14.88	179,592	10.50	171,040	10.00
Tier 1 leverage capital	232,994	10.84	86,007	4.00	107,509	5.00
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

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At March 31, 2020, certificates of deposit maturing within the next 12 months totaled $295.7 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of securities available for sale, the Company has significant borrowing capacity available to fund liquidity needs. In recent years, the Company has utilized borrowings as a cost efficient addition to deposits as a source of funds. Borrowings consist of advances from the FHLB of Dallas, of which the Company is a member. Under terms of the collateral agreement with the FHLB, the Company pledges residential mortgage loans and investment securities as well as the Company’s stock in the FHLB as collateral for such advances. For the three months ended March 31, 2020, the average balance of outstanding FHLB advances was $45.7 million. At March 31, 2020, the Company had $54.3 million in total outstanding FHLB advances and had $669.9 million in additional FHLB advances available.

The following table summarizes the Company's primary and secondary sources of liquidity as of the dates indicated.

March 31,
(dollars in thousands)	2020
Cash and cash equivalents	$64,102
Unpledged investment securities, par value	86,839
FHLB advance availability	669,855
Unsecured lines of credit	55,000
Federal Reserve discount window availability	500
Total primary and secondary liquidity	$876,296

Asset/Liability Management
The objective of asset/liability management is to implement strategies for the funding and deployment of the Company’s financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk. Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of March 31, 2020.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	(1.6)
100	(0.6)
(100)	(1.8)
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
The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of March 31, 2020 and December 31, 2019.

	Contract Amount
	March 31,	December 31,
(dollars in thousands)	2020	2019
Standby letters of credit	$5,956	$6,098
Available portion of lines of credit	251,509	247,670
Undisbursed portion of loans in process	101,211	111,466
Commitments to originate loans	81,463	87,446

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

RESULTS OF OPERATIONS
Net income for the first quarter of 2020 was $1.9 million, down $6.0 million, or 75.9%, compared to the first quarter of 2019. Diluted EPS for the first quarter of 2020 was $0.21, down $0.64 compared to the first quarter of 2019.

Net Interest Income
Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 3.86% and 4.11% for the quarters ended March 31, 2020 and March 31, 2019, respectively. The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.18% and 4.41% for the quarters ended March 31, 2020 and March 31, 2019, respectively.
Net interest income totaled $21.3 million for first quarter of 2020, down $399,000, or 1.8%, compared to the first quarter of 2019. Interest income due to acquired loan discount accretion totaled $810,000 and $1.1 million for the quarters ended March 31, 2020 and March 31, 2019, respectively.

The following table set forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average monthly balances during the indicated periods. Taxable equivalent yields are calculated using a marginal tax rate of 21%.

	Three Months Ended March 31,
	2020			2019
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$1,735,224	$23,699	5.43%	$1,649,626	$23,198	5.64%
Investment securities
Taxable	244,920	1,308	2.14	244,046	1,653	2.71
Tax-exempt (TE)	18,120	104	2.90	28,699	155	2.74
Total investment securities	263,040	1,412	2.19	272,745	1,808	2.71
Other interest-earning assets	28,002	138	1.99	55,550	363	2.65
Total interest-earning assets (TE)	2,026,266	$25,249	4.96	1,977,921	$25,369	5.15
Noninterest-earning assets	192,859			188,396
Total assets	$2,219,125			$2,166,317
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$989,028	$1,822	0.74%	$983,184	$2,006	0.83%
Certificates of deposit	392,670	1,845	1.89	367,614	1,325	1.46
Total interest-bearing deposits	1,381,698	3,667	1.07	1,350,798	3,331	1.00
Other borrowings	5,539	53	3.86	5,539	53	3.89
Short-term FHLB advances	634	3	1.82	45	—	2.65
Long term FHLB advances	45,095	203	1.80	58,150	263	1.81
Total interest-bearing liabilities	1,432,966	$3,926	1.10	1,414,532	$3,647	1.04
Noninterest-bearing liabilities	470,541			445,545
Total liabilities	1,903,507			1,860,077
Shareholders’ equity	315,607			306,240
Total liabilities and shareholders’ equity	$2,219,114			$2,166,317
Net interest-earning assets	$593,300			$563,389
Net interest spread (TE)		$21,323	3.86%		$21,722	4.11%
Net interest margin (TE)			4.18%			4.41%
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

	Three Months Ended March 31,
	2020 Compared to 2019
	Change Attributable To
			Total Increase/
(dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans receivable	$(754)	$1,255	$501
Investment securities	(334)	(62)	(396)
Other interest-earning assets	(68)	(157)	(225)
Total interest income	(1,156)	1,036	(120)
Interest expense:
Savings, checking and money market accounts	(203)	19	(184)
Certificates of deposit	411	109	520
Other borrowings	—	—	—
FHLB advances	(2)	(55)	(57)
Total interest expense	206	73	279
Increase (decrease) in net interest income	$(1,362)	$963	$(399)

Noninterest Income
Noninterest income for the first quarter of 2020 totaled $3.4 million, up $193,000, or 6.1%, from $3.2 million earned for the same period in 2019. Noninterest income increased primarily due to an increase in gains on the sale of loans (up $142,000, or 91.6%). Due to the changes in the interest rate environment during the first quarter of 2020, borrowers found it advantageous to refinance residential mortgages.
Noninterest Expense
Noninterest expense for the first quarter of 2020 totaled $16.1 million, up $855,000, or 5.6%, from $15.3 million recorded for the same period in 2019. Noninterest expense increased over the comparable quarter primarily due to $729,000 in provision for credit losses on unfunded lending commitments for the first quarter of 2020.
Income Taxes
For the first quarters of 2020 and 2019, the Company incurred income tax expense of $373,000 and $1.3 million, respectively. For the same periods, the Company’s effective tax rate was 16.4% and 14.3%, respectively. Income tax expense decreased over the comparable quarters primarily due to the decrease in taxable earnings for the first quarter of 2020. The Company's effective tax rate for the first quarter of 2019 was only 14.3% due primarily to elevated levels of stock option exercises with respect to the 2009 stock option plan. Such option exercises reduced income tax expense by $514,000 during the first quarter of 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at March 31, 2020 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Not applicable.

Item 1A.	Risk Factors.
Other than the following additional risk factor which supplements the “Risk Factors” section in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 ("Form 10-K") filed with the Securities and Exchange Commission, there have been no material changes from the risk factors previously disclosed by the Company in the Form 10-K:

The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in Louisiana and many other states and communities. Global markets for oil and gas have, and may continue to be, adversely impacted by the COVID-19 pandemic and/or other events beyond our control, and further volatility in commodity prices could have a negative impact on the economies of energy-dominated states in which we operate. As a result, the demand for our products and services may be significantly impacted, which could adversely affect our revenue. Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the global economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize impairments on the securities we hold as well as reductions in other comprehensive income. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic, and we have already temporarily limited access to certain of our branches and offices. In response to the pandemic, we have also suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions, and are offering fee waivers, payment deferrals, and other expanded assistance for credit card, automobile, mortgage, small business and personal lending customers, and future governmental actions may require these and other types of customer-related responses. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds.
The Company’s purchases of its common stock made during the quarter consisted of stock repurchases under the Company’s approved plans and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
January 1 – January 31, 2020	29,187	$38.14	29,187	357,397
February 1 – February 29, 2020	37,835	36.32	37,835	319,562
March 1 – March 31, 2020	121,319	23.92	121,319	198,243
Total	188,341	$28.61	188,341	198,243
(1)On August 28, 2019, the Company announced a new stock repurchase program (the "2019 Repurchase Plan"). Under the 2019 Repurchase Plan, the Company may purchase up to $470,000 shares, or approximately 5% of the its common stock outstanding, through open market or privately negotiated transactions.

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

HOME BANCORP, INC.

May 11, 2020	By:	/s/ John W. Bordelon
John W. Bordelon
President, Chief Executive Officer and Director

May 11, 2020	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer

May 11, 2020	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank, N.A. Senior Vice President and Director of Financial Management