Form 10-Q
period 2020-06-30
HOME BANCORP, INC.
filed 2020-08-10
CIK 1436425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2020
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

At August 5, 2020, the registrant had 8,955,645 shares of common stock, $0.01 par value, outstanding.

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

ACL	–	Allowance for credit losses
ALL	–	Allowance for loan losses
AOCI	–	Accumulated other comprehensive income
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
Bank	–	Home Bank, N.A., a wholly-owned subsidiary of the Company
BOLI	–	Bank-owned life insurance
bps	–	basis points, 100 basis points being equal to 1.0%
C&D	–	Construction and land
C&I	–	Commercial and industrial
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act
CECL	–	Current expected credit losses
Company	–	Home Bancorp, Inc., a Louisiana corporation and the holding company for Home Bank, N.A.
COVID-19	–	The novel coronavirus
CRE	–	Commercial real estate
EPS	–	Earnings per common share
FASB	–	Financial Accounting Standards Board
FHLB	–	Federal Home Loan Bank
GAAP	–	Generally Accepted Accounting Principles
LTV	–	Loan-to-value
NPA(s)	–	Nonperforming asset(s)
OCI	–	Other comprehensive income
ORE	–	Other real estate
PCD	–	Purchased credit deteriorated
PCI	–	Purchased credit impaired
PPP	–	Paycheck Protection Program
SBA	–	Small Business Association
SEC	–	Securities and Exchange Commission
TDR	–	Troubled debt restructuring
TE	–	Taxable equivalent
U.S.	–	United States

ii

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)	(Audited)
	June 30,	December 31,
(dollars in thousands)	2020	2019
Assets
Cash and cash equivalents	$234,255	$39,847
Interest-bearing deposits in banks	449	449
Investment securities available for sale, at fair value	256,922	257,321
Investment securities held to maturity (fair values of $4,399 and $7,194, respectively)	4,333	7,149
Mortgage loans held for sale	13,359	6,990
Loans, net of unearned income	1,965,925	1,714,361
Allowance for loan losses	(33,823)	(17,868)
Total loans, net of unearned income and allowance for loan losses	1,932,102	1,696,493
Office properties and equipment, net	45,967	46,425
Cash surrender value of bank-owned life insurance	39,953	39,466
Goodwill and core deposit intangibles	63,777	64,472
Accrued interest receivable and other assets	45,779	41,853
Total Assets	2,636,896	2,200,465
Liabilities
Deposits:
Noninterest-bearing	647,789	437,828
Interest-bearing	1,618,915	1,383,147
Total Deposits	2,266,704	1,820,975
Other borrowings	5,539	5,539
Long-term Federal Home Loan Bank advances	35,041	40,620
Accrued interest payable and other liabilities	20,286	17,002
Total Liabilities	2,327,570	1,884,136
Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,966,101 and 9,252,418 shares issued and outstanding, respectively	90	93
Additional paid-in capital	166,494	168,545
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(2,946)	(3,124)
Recognition and Retention Plan (RRP)	(24)	(35)
Retained earnings	140,582	150,158
Accumulated other comprehensive income	5,130	692
Total Shareholders’ Equity	309,326	316,329
Total Liabilities and Shareholders’ Equity	$2,636,896	$2,200,465

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Interest Income
Loans, including fees	$24,371	$23,812	$48,070	$47,010
Investment securities:
Taxable interest	1,103	1,601	2,411	3,254
Tax-exempt interest	79	128	183	283
Other investments and deposits	117	380	255	743
Total interest income	25,670	25,921	50,919	51,290
Interest Expense
Deposits	3,012	3,735	6,679	7,066
Other borrowings	53	53	106	106
Short-term Federal Home Loan Bank advances	20	—	23	—
Long-term Federal Home Loan Bank advances	168	258	371	521
Total interest expense	3,253	4,046	7,179	7,693
Net interest income	22,417	21,875	43,740	43,597
Provision for loan losses	6,471	765	12,728	1,155
Net interest income after provision for loan losses	15,946	21,110	31,012	42,442
Noninterest Income
Service fees and charges	942	1,413	2,406	2,880
Bank card fees	1,127	1,212	2,264	2,273
Gain on sale of loans, net	642	248	939	403
Income from bank-owned life insurance	228	202	487	367
Loss on sale of assets, net	(13)	(327)	(11)	(328)
Other income	177	229	376	547
Total noninterest income	3,103	2,977	6,461	6,142
Noninterest Expense
Compensation and benefits	9,362	9,613	18,778	18,711
Occupancy	1,653	2,008	3,389	3,614
Marketing and advertising	160	308	458	579
Data processing and communication	1,760	1,596	3,579	3,018
Professional services	255	218	468	457
Forms, printing and supplies	160	181	331	342
Franchise and shares tax	389	398	778	797
Regulatory fees	362	283	478	590
Foreclosed assets and ORE, net	145	40	162	281
Amortization of acquisition intangible	342	398	695	808
Provision for credit losses on unfunded commitments	542	—	1,272	—
Other expenses	865	909	1,753	2,046
Total noninterest expense	15,995	15,952	32,141	31,243
Income before income tax expense	3,054	8,135	5,332	17,341
Income tax expense	561	1,555	934	2,871
Net Income	$2,493	$6,580	$4,398	$14,470
Earnings per share:
Basic	$0.29	$0.72	$0.50	$1.58
Diluted	$0.29	$0.71	$0.50	$1.56
Cash dividends declared per common share	$0.22	$0.21	$0.44	$0.41
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Net Income	$2,493	$6,580	$4,398	$14,470
Other Comprehensive (Loss) Income
Unrealized (losses) gains on available for sale investment securities	(211)	2,502	5,776	4,274
Unrealized losses on cash flow hedges	(158)	—	(158)	—
Tax effect	77	(526)	(1,180)	(898)
Other comprehensive (loss) income, net of taxes	(292)	1,976	4,438	3,376
Comprehensive Income	$2,201	$8,556	$8,836	$17,846

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, March 31, 2019	$95	$169,091	$(3,392)	$(51)	$143,998	$(806)	$308,935
Net income					6,580		6,580
Other comprehensive income						1,976	1,976
Purchase of Company’s common stock at cost, 83,188 shares	(1)	(831)			(2,178)		(3,010)
Cash dividends declared, $0.21 per share					(1,988)		(1,988)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 17,881 shares	—	68			(64)		4
Exercise of stock options	—	409					409
RRP shares released for allocation		(3)		3			—
ESOP shares released for allocation		307	89				396
Share-based compensation cost		192					192
Balance, June 30, 2019	$94	$169,233	$(3,303)	$(48)	$146,348	$1,170	$313,494
Balance, March 31, 2020	$91	$167,249	$(3,035)	$(28)	$141,798	$5,422	$311,497
Net income					2,493		2,493
Other comprehensive loss						(292)	(292)
Purchase of Company’s common stock at cost, 115,327 shares	(1)	(1,152)			(1,694)		(2,847)
Cash dividends declared, $0.22 per share					(1,981)		(1,981)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 13,508 shares	—	(3)			(34)		(37)
Exercise of stock options	—	—					—
RRP shares released for allocation		(4)		4			—
ESOP shares released for allocation		198	89				287
Share-based compensation cost		206					206
Balance, June 30, 2020	$90	$166,494	$(2,946)	$(24)	$140,582	$5,130	$309,326

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - CONTINUED
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2018	$95	$168,243	$(3,481)	$(58)	$141,447	$(2,206)	$304,040
Net income					14,470		14,470
Other comprehensive income						3,376	3,376
Purchase of Company’s common stock at cost, 217,193 shares	(2)	(2,170)			(5,623)		(7,795)
Cash dividends declared, $0.41 per share					(3,882)		(3,882)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 19,321 shares	—	103			(64)		39
Exercise of stock options	1	2,085					2,086
RRP shares released for allocation		(10)		10			—
ESOP shares released for allocation		604	178				782
Share-based compensation cost		378					378
Balance, June 30, 2019	$94	$169,233	$(3,303)	$(48)	$146,348	$1,170	$313,494
Balance, December 31, 2019	$93	$168,545	$(3,124)	$(35)	$150,158	$692	$316,329
Cumulative effect of change in accounting principle due the adoption of ASC Topic 326, net of tax					(4,725)		(4,725)
Net income					4,398		4,398
Other comprehensive income						4,438	4,438
Purchase of Company’s common stock at cost, 303,668 shares	(3)	(3,033)			(5,199)		(8,235)
Cash dividends declared, $0.44 per share					(4,008)		(4,008)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 15,646 shares	—	34			(42)		(8)
Exercise of stock options	—	30					30
RRP shares released for allocation		(11)		11			—
ESOP shares released for allocation		479	178				657
Share-based compensation cost		450					450
Balance, June 30, 2020	$90	$166,494	$(2,946)	$(24)	$140,582	$5,130	$309,326

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$4,398	$14,470
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,728	1,155
Depreciation	1,525	1,375
Amortization and accretion of purchase accounting valuations and intangibles	2,272	3,254
Net amortization of mortgage servicing asset	38	55
Federal Home Loan Bank stock dividends	(45)	(78)
Net amortization of discount on investments	1,358	962
Gain on loans sold, net	(939)	(403)
Proceeds, including principal payments, from loans held for sale	105,307	42,246
Originations of loans held for sale	(110,737)	(44,258)
Non-cash compensation	1,107	1,160
Deferred income tax (benefit) expense	(2,527)	213
Increase in accrued interest receivable and other assets	(1,936)	(2,100)
Increase in cash surrender value of bank-owned life insurance	(487)	(367)
Increase in accrued interest payable and other liabilities	788	5,405
Net cash provided by operating activities	12,850	23,089
Cash flows from investing activities:
Purchases of securities available for sale	(36,435)	(31,332)
Proceeds from maturities, prepayments and calls on securities available for sale	41,317	33,266
Proceeds from maturities, prepayments and calls on securities held to maturity	2,750	2,593
Increase in loans, net	(253,820)	(47,074)
Reimbursement from FDIC for covered assets	—	142
Increase in interest-bearing deposits in banks	—	245
Proceeds from sale of foreclosed assets	2,516	801
Purchase of bank-owned life insurance	—	(10,000)
Purchases of office properties and equipment	(1,080)	(2,300)
Purchase of Federal Home Loan Bank stock	(1,592)	—
Proceeds from sale of office properties and equipment	4	24
Net cash used in investing activities	(246,340)	(53,635)
Cash flows from financing activities:
Increase in deposits, net	445,720	55,925
Borrowings on Federal Home Loan Bank advances	119,700	4,010
Repayments of Federal Home Loan Bank advances	(125,301)	(8,130)
Proceeds from exercise of stock options	30	2,086
Issuance of stock under incentive plans	(8)	39
Dividends paid to shareholders	(4,008)	(3,882)
Purchase of Company’s common stock	(8,235)	(7,795)
Net cash provided by financing activities	427,898	42,253
Net change in cash and cash equivalents	194,408	11,707
Cash and cash equivalents, beginning	39,847	59,618
Cash and cash equivalents, ending	$234,255	$71,325
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. Certain reclassifications have been made to prior period balances to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019.

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

Accounting Policy for the Allowance for Credit Losses
During the first quarter of 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard significantly changed the impairment model for most financial assets that are measured at amortized cost, including off-balance sheet credit exposures, from an incurred loss model to an expected loss model. Determining the appropriateness of the allowance requires judgment by management about the effect of matters that are inherently uncertain. Changes in factors and forecasts used in evaluating the overall loan portfolio may result in significant changes in the allowance for credit losses and related provision expense in future periods. The allowance level is influenced by loan volumes, loan asset quality ratings, delinquency status, historical credit loss experience, loan performance characteristics, forecasted information and other conditions influencing loss expectations. Changes to the assumptions in the model in future periods could have a material impact on the Company's Consolidated Financial Statements. See Note 2. Recent Accounting Pronouncements for a detailed discussion of the Company's methodologies for estimating expected credit losses.

Accounting Policy for Derivative Instruments and Hedging Activities

During the second quarter of 2020, the Company entered into a derivative financial instrument designated as a cash flow hedge to manage interest rate risk. Refer to Note 6. Derivatives and Hedging Activities for additional disclosures pertaining to the three and six months ended June 30, 2020. FASB ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.

In accordance with the FASB’s fair value measurement guidance (in ASU 2011-04), the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

There have been no other material changes from the critical accounting policies disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
2. Recent Accounting Pronouncements
Accounting Standards Adopted in 2020
On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced a new model known as CECL. ASC Topic 326 requires financial assets measured on an amortized cost basis, including loans and held to maturity debt securities, to be presented at an amount net of an allowance for credit losses, which reflects expected losses for the full life of the financial asset. Unfunded lending commitments are also within the scope of this amendment. Under former GAAP, credit losses were not recognized until the occurrence of the loss was probable and entities, in general, did not attempt to estimate credit losses for the full life of financial assets.

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

In addition, ASC Topic 326 requires expected credit related losses for available for sale debt securities to be recorded through an ACL, while non-credit related losses will continue to be recognized through OCI. The guidance under ASC Topic 326 had no impact on the Company's available for sale debt securities at January 1 or June 30, 2020. Management determined that the declines in the fair value of these securities at such dates were not attributable to credit losses. The Company’s held to maturity debt securities are also required to utilize the CECL approach to estimate expected credit losses. The guidance under ASC Topic 326 had no impact on the Company's held to maturity debt securities at January 1 or June 30, 2020.

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

The results for reporting periods beginning on or after January 1, 2020 are presented under ASC Topic 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. The following table illustrates the impact of ASC Topic 326.

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
3. Investment Securities
The following table summarizes the Company’s available for sale and held to maturity investment securities at June 30, 2020 and December 31, 2019.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
June 30, 2020			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$111,444	$4,308	$9	$—	$115,743
Collateralized mortgage obligations	115,662	2,136	149	6	117,643
Municipal bonds	14,693	426	20	—	15,099
U.S. government agency	6,472	75	7	8	6,532
Corporate bonds	2,000	—	95	—	1,905
Total available for sale	$250,271	$6,945	$280	$14	$256,922
Held to maturity:
Municipal bonds	$4,333	$66	$—	$—	$4,399
Total held to maturity	$4,333	$66	$—	$—	$4,399

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2019			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$94,446	$1,081	$292	$63	$95,172
Collateralized mortgage obligations	142,408	701	300	358	142,451
Municipal bonds	15,895	166	56	—	16,005
U.S. government agency	3,696	11	4	10	3,693
Total available for sale	$256,445	$1,959	$652	$431	$257,321
Held to maturity:
Municipal bonds	$7,149	$45	$—	$—	$7,194
Total held to maturity	$7,149	$45	$—	$—	$7,194

The estimated fair value and amortized cost by contractual maturity of the Company’s investment securities as of June 30, 2020 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Available for sale:
U.S. agency mortgage-backed	$61	$16,877	$49,966	$48,839	$115,743
Collateralized mortgage obligations	1,663	8,674	38,998	68,308	117,643
Municipal bonds	533	3,645	7,326	3,595	15,099
U.S. government agency	—	—	6,105	427	6,532
Corporate bonds	—	—	1,905	—	1,905
Total securities available for sale	$2,257	$29,196	$104,300	$121,169	$256,922
Held to maturity:
Municipal bonds	$—	$1,686	$2,713	$—	$4,399
Total securities held to maturity	$—	$1,686	$2,713	$—	$4,399

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Available for sale:
U.S. agency mortgage-backed	$60	$16,289	$47,456	$47,639	$111,444
Collateralized mortgage obligations	1,661	8,353	37,618	68,030	115,662
Municipal bonds	531	3,613	7,037	3,512	14,693
U.S. government agency	—	—	6,037	435	6,472
Corporate bonds	—	—	2,000	—	2,000
Total securities available for sale	$2,252	$28,255	$100,148	$119,616	$250,271
Held to maturity:
Municipal bonds	$—	$1,682	$2,651	$—	$4,333
Total securities held to maturity	$—	$1,682	$2,651	$—	$4,333

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

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
June 30, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency mortgage-backed	$4,558	$9	$—	$—	$4,558	$9
Collateralized mortgage obligations	34,404	149	2,318	6	36,722	155
Municipal bonds	1,234	20	—	—	1,234	20
U.S. government agency	881	7	427	8	1,308	15
Corporate bonds	1,905	95	—	—	1,905	95
Total available for sale	$42,982	$280	$2,745	$14	$45,727	$294
Held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Total held to maturity	$—	$—	$—	$—	$—	$—

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency mortgage-backed	$28,847	$292	$5,148	$63	$33,995	$355
Collateralized mortgage obligations	50,004	300	37,131	358	87,135	658
Municipal bonds	3,044	56	—	—	3,044	56
U.S. government agency	1,213	4	466	10	1,679	14
Total available for sale	$83,108	$652	$42,745	$431	$125,853	$1,083
Held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Total held to maturity	$—	$—	$—	$—	$—	$—

At June 30, 2020, 41 of the Company’s debt securities had unrealized losses totaling 0.6% of the individual securities’ amortized cost basis and 0.1% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 2 of the 41 securities had been in a continuous loss position for over 12 months. Management has determined that the declines in the fair value of these securities were not attributable to credit losses. As a result, no ACL was recorded for available for sale investment securities at June 30, 2020.
At June 30, 2020, it was determined that no ACL was required for the Company's held to maturity investment securities.
Accrued interest receivable on the Company's investment securities was $821,000 and $894,000 at June 30, 2020 and December 31, 2019, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
At June 30, 2020 and December 31, 2019, the Company had $141,218,000 and $157,091,000, respectively, of securities pledged to secure public deposits.

4. Earnings Per Share
Earnings per common share were computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net income available to common shareholders	$2,493	$6,580	$4,398	$14,470
Denominator:
Weighted average common shares outstanding	8,702	9,155	8,792	9,143
Effect of dilutive securities:
Restricted stock	8	11	11	13
Stock options	20	42	26	75
Weighted average common shares outstanding – assuming dilution	8,730	9,208	8,829	9,231
Basic earnings per common share	$0.29	$0.72	$0.50	$1.58
Diluted earnings per common share	$0.29	$0.71	$0.50	$1.56
Options on 131,382 and 96,110 shares of common stock were not included in the computation of diluted EPS for the three months ended June 30, 2020 and 2019, respectively, because the effect of these shares was anti-dilutive. Options on 114,028 and 85,623 shares of common stock were not included in the computation of diluted EPS for the six months ended June 30, 2020 and 2019, respectively, because the effect of these shares was anti-dilutive.

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

The Company’s loans, net of unearned income, consisted of the following as of the dates indicated.

(dollars in thousands)	June 30, 2020	December 31, 2019
Real estate loans:
One- to four-family first mortgage	$431,999	$430,820
Home equity loans and lines	72,956	79,812
Commercial real estate	689,942	722,807
Construction and land	203,592	195,748
Multi-family residential	81,635	54,869
Total real estate loans	1,480,124	1,484,056
Other loans:
Commercial and industrial	444,728	184,701
Consumer	41,073	45,604
Total other loans	485,801	230,305
Total loans	$1,965,925	$1,714,361

The net discount on the Company’s loans was $9,190,000 and $12,315,000 at June 30, 2020 and December 31, 2019, respectively. In addition, loan balances as of June 30, 2020 and December 31, 2019 are reported net of unearned income of $11,646,000 and $3,114,000, respectively. Unearned income at June 30, 2020 included $8,532,000 of deferred lender fees related to PPP loans.

Accrued interest receivable on the Company's loans was $11,568,000 and $6,575,000 at June 30, 2020 and December 31, 2019, respectively, and is excluded from the estimate of the ACL. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
Allowance for Credit Losses
The ACL, which includes the ALL and the ACL on unfunded lending commitments, and recorded investment in loans as of the dates indicated are as follows.

	June 30, 2020
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for credit losses:
One- to four-family first mortgage	$4,411	$8	$21	$4,440
Home equity loans and lines	1,122	415	10	1,547
Commercial real estate	17,049	648	115	17,812
Construction and land	3,783	—	8	3,791
Multi-family residential	939	—	1	940
Commercial and industrial	3,400	831	6	4,237
Consumer	1,055	—	1	1,056
Total allowance for loan losses	$31,759	$1,902	$162	$33,823

Unfunded lending commitments(1)	3,637	—	—	3,637
Total allowance for credit losses	$35,396	$1,902	$162	$37,460

	June 30, 2020
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment(2)	Acquired with Deteriorated Credit Quality(3)	Total
Loans:
One- to four-family first mortgage	$430,482	$392	$1,125	$431,999
Home equity loans and lines	71,590	763	603	72,956
Commercial real estate	679,194	7,697	3,051	689,942
Construction and land	203,264	—	328	203,592
Multi-family residential	81,556	—	79	81,635
Commercial and industrial	443,154	1,249	325	444,728
Consumer	41,067	—	6	41,073
Total loans	$1,950,307	$10,101	$5,517	$1,965,925

	December 31, 2019
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
One- to four-family first mortgage	$2,715	$—	$—	$2,715
Home equity loans and lines	736	348	—	1,084
Commercial real estate	6,243	298	—	6,541
Construction and land	2,670	—	—	2,670
Multi-family residential	572	—	—	572
Commercial and industrial	2,969	701	24	3,694
Consumer	592	—		592
Total allowance for loan losses	$16,497	$1,347	$24	$17,868

	December 31, 2019
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired with Deteriorated Credit Quality(4)	Total
Loans:
One- to four-family first mortgage	$429,745	$187	$888	$430,820
Home equity loans and lines	78,446	784	582	79,812
Commercial real estate	711,282	6,518	5,007	722,807
Construction and land	195,374	—	374	195,748
Multi-family residential	54,690	—	179	54,869
Commercial and industrial	183,141	1,223	337	184,701
Consumer	45,573	—	31	45,604
Total loans	$1,698,251	$8,712	$7,398	$1,714,361
(1)At June 30, 2020, $3.6 million of the ACL related to unfunded lending commitments of $336.3 million. The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.
(2)At June 30, 2020, loans individually evaluated for impairment included $1.9 million of loans acquired with deteriorated credit quality.
(3)At June 30, 2020, loans acquired with deteriorated credit quality were deemed to be PCD and were accounted for under ASC Topic 326. Refer to Note 2 for more information on the adoption of ASC Topic 326.
(4)At December 31, 2019, loans acquired with deteriorated credit quality were deemed to be PCI and were accounted for under ASC 310-30.

A summary of activity in the ACL and ALL for the six months ended June 30, 2020 and June 30, 2019 follows.

	Six Months Ended June 30, 2020
(dollars in thousands)	Beginning Balance	ASC Topic 326 Adoption Impact(1)	Charge-offs	Recoveries	Provision	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$2,715	$986	$(55)	$2	$792	$4,440
Home equity loans and lines	1,084	(1)	(161)	12	613	1,547
Commercial real estate	6,541	1,974	—	—	9,297	17,812
Construction and land	2,670	519	(657)	55	1,204	3,791
Multi-family residential	572	(245)	—	—	613	940
Commercial and industrial	3,694	1,243	(565)	59	(194)	4,237
Consumer	592	157	(189)	93	403	1,056
Total allowance for loan losses	$17,868	$4,633	$(1,627)	$221	$12,728	$33,823

Unfunded lending commitments	—	2,365	—	—	1,272	3,637
Total allowance for credit losses	$17,868	$6,998	$(1,627)	$221	$14,000	$37,460
(1)On January 1, 2020 the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced a new model known as CECL. Refer to Note 2 for more information on the adoption of ASC Topic 326.

	Six Months Ended June 30, 2019
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Allowance for loan losses:
One- to four-family first mortgage	$2,136	$(4)	$—	$292	$2,424
Home equity loans and lines	1,079	(12)	4	2	1,073
Commercial real estate	6,125	(128)	—	778	6,775
Construction and land	2,285	—	—	103	2,388
Multi-family residential	550	—	—	(58)	492
Commercial and industrial	3,228	(85)	8	197	3,348
Consumer	945	(59)	12	(159)	739
Total allowance for loan losses	$16,348	$(288)	$24	$1,155	$17,239

Credit Quality
The following tables present the Company’s loan portfolio by credit quality classification as of the dates indicated.

	June 30, 2020
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$268,189	$927	$2,154	$—	$271,270
Home equity loans and lines	52,583	269	1,064	—	53,916
Commercial real estate	504,591	201	9,782	—	514,574
Construction and land	177,599	9,780	301	—	187,680
Multi-family residential	75,928	—	—	—	75,928
Commercial and industrial	416,901	3,095	1,575	—	421,571
Consumer	33,295	74	178	—	33,547
Total originated loans	$1,529,086	$14,346	$15,054	$—	$1,558,486
Acquired loans:
One- to four-family first mortgage	$154,999	$1,665	$4,065	$—	$160,729
Home equity loans and lines	18,889	73	78	—	19,040
Commercial real estate	165,211	172	9,985	—	175,368
Construction and land	14,791	624	497	—	15,912
Multi-family residential	5,506	—	201	—	5,707
Commercial and industrial	20,429	—	2,728	—	23,157
Consumer	7,295	130	101	—	7,526
Total acquired loans	$387,120	$2,664	$17,655	$—	$407,439
Total loans:
One- to four-family first mortgage	$423,188	$2,592	$6,219	$—	$431,999
Home equity loans and lines	71,472	342	1,142	—	72,956
Commercial real estate	669,802	373	19,767	—	689,942
Construction and land	192,390	10,404	798	—	203,592
Multi-family residential	81,434	—	201	—	81,635
Commercial and industrial	437,330	3,095	4,303	—	444,728
Consumer	40,590	204	279	—	41,073
Total loans	$1,916,206	$17,010	$32,709	$—	$1,965,925

	December 31, 2019
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$248,483	$730	$2,133	$—	$251,346
Home equity loans and lines	56,029	53	882	—	56,964
Commercial real estate	517,615	207	11,317	—	529,139
Construction and land	164,310	8,107	1,270	—	173,687
Multi-family residential	48,661	—	—	—	48,661
Commercial and industrial	153,286	—	2,438	—	155,724
Consumer	35,545	46	89	—	35,680
Total originated loans	$1,223,929	$9,143	$18,129	$—	$1,251,201
Acquired loans:
One- to four-family first mortgage	$173,482	$1,429	$4,563	$—	$179,474
Home equity loans and lines	22,370	128	350	—	22,848
Commercial real estate	181,090	1,593	10,985	—	193,668
Construction and land	19,877	747	1,437	—	22,061
Multi-family residential	5,487	502	219	—	6,208
Commercial and industrial	24,856	56	4,065	—	28,977
Consumer	9,668	166	90	—	9,924
Total acquired loans	$436,830	$4,621	$21,709	$—	$463,160
Total loans:
One- to four-family first mortgage	$421,965	$2,159	$6,696	$—	$430,820
Home equity loans and lines	78,399	181	1,232	—	79,812
Commercial real estate	698,705	1,800	22,302	—	722,807
Construction and land	184,187	8,854	2,707	—	195,748
Multi-family residential	54,148	502	219	—	54,869
Commercial and industrial	178,142	56	6,503	—	184,701
Consumer	45,213	212	179	—	45,604
Total loans	$1,660,759	$13,764	$39,838	$—	$1,714,361
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

Age analysis of past due loans as of the dates indicated are as follows.

	June 30, 2020
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$717	$479	$1,007	$2,203	$269,067	$271,270
Home equity loans and lines	—	—	301	301	53,615	53,916
Commercial real estate	869	—	7,496	8,365	506,209	514,574
Construction and land	484	—	301	785	186,895	187,680
Multi-family residential	—	—	—	—	75,928	75,928
Total real estate loans	2,070	479	9,105	11,654	1,091,714	1,103,368
Other loans:
Commercial and industrial	120	—	611	731	420,840	421,571
Consumer	104	3	130	237	33,310	33,547
Total other loans	224	3	741	968	454,150	455,118
Total originated loans	$2,294	$482	$9,846	$12,622	$1,545,864	$1,558,486
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,952	$690	$1,444	$4,086	$156,643	$160,729
Home equity loans and lines	129	126	62	317	18,723	19,040
Commercial real estate	4	1,547	2,656	4,207	171,161	175,368
Construction and land	3	—	440	443	15,469	15,912
Multi-family residential	—	—	—	—	5,707	5,707
Total real estate loans	2,088	2,363	4,602	9,053	367,703	376,756
Other loans:
Commercial and industrial	240	8	553	801	22,356	23,157
Consumer	29	42	71	142	7,384	7,526
Total other loans	269	50	624	943	29,740	30,683
Total acquired loans	$2,357	$2,413	$5,226	$9,996	$397,443	$407,439
Total loans:
Real estate loans:
One- to four-family first mortgage	$2,669	$1,169	$2,451	$6,289	$425,710	$431,999
Home equity loans and lines	129	126	363	618	72,338	72,956
Commercial real estate	873	1,547	10,152	12,572	677,370	689,942
Construction and land	487	—	741	1,228	202,364	203,592
Multi-family residential	—	—	—	—	81,635	81,635
Total real estate loans	4,158	2,842	13,707	20,707	1,459,417	1,480,124
Other loans:
Commercial and industrial	360	8	1,164	1,532	443,196	444,728
Consumer	133	45	201	379	40,694	41,073
Total other loans	493	53	1,365	1,911	483,890	485,801
Total loans	$4,651	$2,895	$15,072	$22,618	$1,943,307	$1,965,925

	December 31, 2019
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,524	$173	$967	$2,664	$248,682	$251,346
Home equity loans and lines	174	—	98	272	56,692	56,964
Commercial real estate	1,124	1,448	8,056	10,628	518,511	529,139
Construction and land	—	—	1,171	1,171	172,516	173,687
Multi-family residential	—	—	—	—	48,661	48,661
Total real estate loans	2,822	1,621	10,292	14,735	1,045,062	1,059,797
Other loans:
Commercial and industrial	213	100	869	1,182	154,542	155,724
Consumer	533	57	34	624	35,056	35,680
Total other loans	746	157	903	1,806	189,598	191,404
Total originated loans	$3,568	$1,778	$11,195	$16,541	$1,234,660	$1,251,201
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$4,555	$1,116	$1,108	$6,779	$172,695	$179,474
Home equity loans and lines	267	93	330	690	22,158	22,848
Commercial real estate	337	466	1,945	2,748	190,920	193,668
Construction and land	413	—	1,170	1,583	20,478	22,061
Multi-family residential	—	—	—	—	6,208	6,208
Total real estate loans	5,572	1,675	4,553	11,800	412,459	424,259
Other loans:
Commercial and industrial	3	57	792	852	28,125	28,977
Consumer	259	127	60	446	9,478	9,924
Total other loans	262	184	852	1,298	37,603	38,901
Total acquired loans	$5,834	$1,859	$5,405	$13,098	$450,062	$463,160
Total loans:
Real estate loans:
One- to four-family first mortgage	$6,079	$1,289	$2,075	$9,443	$421,377	$430,820
Home equity loans and lines	441	93	428	962	78,850	79,812
Commercial real estate	1,461	1,914	10,001	13,376	709,431	722,807
Construction and land	413	—	2,341	2,754	192,994	195,748
Multi-family residential	—	—	—	—	54,869	54,869
Total real estate loans	8,394	3,296	14,845	26,535	1,457,521	1,484,056
Other loans:
Commercial and industrial	216	157	1,661	2,034	182,667	184,701
Consumer	792	184	94	1,070	44,534	45,604
Total other loans	1,008	341	1,755	3,104	227,201	230,305
Total loans	$9,402	$3,637	$16,600	$29,639	$1,684,722	$1,714,361

At June 30, 2020, $906,000 of loans were greater than 90 days past due and accruing. At December 31, 2019, excluding PCI loans, the Company did not have any loans greater than 90 days past due and accruing .

The following table summarizes information pertaining to nonaccrual loans as of dates indicated.

	June 30, 2020			December 31, 2019
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total(1)	Total(2)
Nonaccrual loans:
One- to four-family first mortgage	$4,667	$—	$4,667	$3,948
Home equity loans and lines	1,144	—	1,144	1,244
Commercial real estate	15,701	18	15,719	13,325
Construction and land	620	—	620	2,469
Multi-family residential	98	—	98	—
Commercial and industrial	2,562	—	2,562	3,224
Consumer	282	—	282	176
Total	$25,074	$18	$25,092	$24,386
(1)Due to the adoption of ASC Topic 326, PCD loans of $2.1 million are included in nonaccrual loans at June 30, 2020. Prior to January 1, 2020, these loans were classified as PCI and excluded from nonperforming loans because they continued to earn interest income from the accretable yield at the pool level. At adoption, the pools were discontinued and performance is based on contractual terms for individual loans.
(2)PCI loans which were being accounted for under ASC 310-30 were excluded from nonaccrual loans because they continued to earn interest from accretable yield regardless of their status as past due or otherwise not in compliance with their contractual terms. PCI loans which were being accounted for under ASC 310-30 and which were 90 days or more past due totaled $2.2 million as of December 31, 2019.
All payments received while on nonaccrual status are applied against the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.

Collateral Dependent Loans
The Company held loans that were individually evaluated for impairment at June 30, 2020 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:
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
The table below summarizes collateral dependent loans and the related ACL at June 30, 2020 for which the borrower is experiencing financial difficulty.

(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$392	$8
Home equity loans and lines	763	415
Commercial real estate	7,697	648
Construction and land	—	—
Multi-family residential	—	—
Commercial and industrial	1,249	831
Consumer	—	—
Total	$10,101	$1,902

At June 30, 2020, collateral dependent commercial real estate loans included one loan acquired with deteriorated credit quality totaling $1.9 million.

Foreclosed Assets and ORE
Foreclosed assets and ORE include real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets and ORE totaled totaled $1,974,000 and 4,156,000 at June 30, 2020 and December 31, 2019, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

The carrying amount of foreclosed residential real estate properties held at June 30, 2020 and December 31, 2019 totaled $770,000 and $1,737,000, respectively.

Foreclosed assets and ORE included certain bank buildings that meet the criteria to be classified as assets held for sale. The carrying value of these assets totaled $828,000 and $1,275,000 at June 30, 2020 and December 31, 2019, respectively. During the six months ended June 30, 2020, the Company sold three of these properties, with a total carrying value of $410,000, for a gain of $44,000 recorded in foreclosed assets and ORE, net expense on the Consolidated Statements of Income. The expected timing of the sale of the remaining properties is uncertain due to the effects of the COVID-19 pandemic.
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
As of June 30, 2020, the Company had modified loans with an aggregate outstanding loan balance of $558.8 million, or 28% of total outstanding loans, via payment relief in the nature of principal and/or interest deferrals for 90 days. These modifications were done in accordance with Section 4013 of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act and the Interagency Statement on Loan Modifications on Reporting for Financial Institutions Working With Customers Affected by the Coronavirus. Accordingly, these loans were not categorized as TDRs.

The following table summarizes information pertaining to TDRs modified during the periods indicated.

	Six Months Ended June 30,
	2020			2019
(dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
One- to four-family first mortgage	5	$373	$369	5	$710	$705
Home equity loans and lines	—	—	—	—	—	—
Commercial real estate	4	1,025	1,025	1	91	91
Construction and land	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Other consumer	1	10	4	2	13	12
Total	10	$1,408	$1,398	8	$814	$808

One residential mortgage totaling $496,000 and one consumer loan totaling $4,000 were modified during the six months ended June 30, 2020 and defaulted within twelve months of modification.The defaults did not have a significant impact on our allowance for credit losses at June 30, 2020.

One residential mortgage totaling $392,000 and one consumer loan totaling $6,000 were modified during six months ended June 30, 2019 and defaulted within twelve months of modification. The defaults did not have a significant impact on our allowance for loan losses at June 30, 2019.
6. Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives
The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, during the quarter ended June 30, 2020, the Company entered into certain derivative financial instruments in its efforts to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s variable rate liabilities.

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. As part of its efforts to accomplish this objective, during the second quarter of 2020, the Company entered into certain interest rate swap agreements as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2020, such derivatives were used to hedge the variable cash flows associated with existing variable rate liabilities.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. During the next twelve months, the Company estimates that an additional $72,000 will be reclassified as additional interest expense.

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Financial Condition as of June 30, 2020.

	Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$40,000	$163

Netting adjustments		—

Less: Cash posted as collateral(2)		(163)
Net derivative amounts		$—

(1)Derivative liabilities are reported at fair value in accrued interest payable and other liabilities in the Consolidated Statements of Financial Condition.
(2)Cash posted as collateral is held by the Company's derivative counterparties. At June 30, 2020, the Company had excess collateral compared to total exposure due to initial margin requirements for day-to-day volatility. The excess collateral is not reflected above.

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income as of June 30, 2020.

	Three Months Ended June 30, 2020
	Amount of Loss Recognized in OCI		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$(170)	$(170)	Interest expense	$(12)	$(12)

	Six Months Ended June 30, 2020
	Amount of Loss Recognized in OCI		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$(170)	$(170)	Interest expense	$(12)	$(12)

Effect of Cash Flow Hedge Accounting on the Consolidated Statements of Income
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income as of June 30, 2020.

(dollars in thousands)	Location of Loss Reclassified from AOCI into Income	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Effects of cash flow hedging
Interest rate swaps - variable rate liabilities	Interest expense	$(12)	$(12)

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company (either) defaults (or is capable of being declared in default) on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the company fails to maintain its status as a well or adequately capitalized institution, then the Company could be required to post additional collateral.

As of June 30, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $163,000. As of June 30, 2020, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and posted collateral of $417,000 in excess of thresholds. If the Company had breached any of these provisions at June 30, 2020, it could have been required to settle its obligations under the agreements at their termination value of $163,000.
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
Management primarily identifies investment securities which may have traded in illiquid or inactive markets, by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of June 30, 2020, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

Derivative Liabilities
The fair value of these derivative financial instruments is obtained from a third-party pricing service that uses widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company has determined that its derivative valuations are classified in Level 2 of the fair vale hierarchy.

The following tables present the balances of assets measured for fair value on a recurring basis as of June 30, 2020 and December 31, 2019.

(dollars in thousands)	June 30, 2020	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$115,743	$—	$115,743	$—
Collateralized mortgage obligations	117,643	—	117,643	—
Municipal bonds	15,099	—	15,099	—
U.S. government agency	6,532	—	6,532	—
Corporate bonds	1,905	—	1,905	—
Total	$256,922	$—	$256,922	$—

Liabilities
Derivative liabilities(1)	$163	$—	$163	$—

(1)For more information, refer to Note 6. Derivatives and Hedging Activities.

(dollars in thousands)	December 31, 2019	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$95,172	$—	$95,172	$—
Collateralized mortgage obligations	142,451	—	142,451	—
Municipal bonds	16,005	—	16,005	—
U.S. government agency	3,693	—	3,693	—
Total	$257,321	$—	$257,321	$—

The Company did not record any liabilities at fair value as of December 31, 2019 for which the measurement of the fair value was made on a recurring basis.

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

		Fair Value Measurements Using
(dollars in thousands)	June 30, 2020	Level 1	Level 2	Level 3
Assets
Individually evaluated for impairment	$8,199	$—	$—	$8,199
Foreclosed assets and ORE	1,974	—	—	1,974
Total	$10,173	$—	$—	$10,173

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2019	Level 1	Level 2	Level 3
Assets
Individually evaluated for impairment	$7,365	$—	$—	$7,365
Foreclosed assets and ORE	4,156	—	—	4,156
Total	$11,521	$—	$—	$11,521

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of June 30, 2020:
Individually evaluated for impairment	$8,199	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 100%	19%
Foreclosed assets and ORE	$1,974	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 67%	14%
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2019:
Individually evaluated for impairment	$7,365	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 84%	13%
Foreclosed assets and ORE	$4,156	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 61%	14%

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
•The fair value of other borrowings and long-term FHLB advances is estimated by discounting the future cash flows using the rates currently offered for borrowings of similar maturities.
•The fair value of derivative liabilities are obtained from a third-party pricing service that uses the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at June 30, 2020
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$234,255	$234,255	$234,255	$—	$—
Interest-bearing deposits in banks	449	449	449	—	—
Investment securities available for sale	256,922	256,922	—	256,922	—
Investment securities held to maturity	4,333	4,399	—	4,399	—
Mortgage loans held for sale	13,359	13,359	—	13,359	—
Loans, net	1,932,102	1,973,068	—	1,964,869	8,199
Cash surrender value of BOLI	39,953	39,953	39,953	—	—
Financial Liabilities
Deposits	$2,266,704	$2,270,177	$—	$2,270,177	$—
Other borrowings	5,539	6,250	—	6,250	—
Long-term FHLB advances	35,041	36,076	—	36,076	—
Derivative liabilities(1)	163	163	—	163	—
(1)Derivative liabilities are reported at fair value in accrued interest payable and other liabilities in the Consolidated Statements of Financial Condition.

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
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and the Bank, from December 31, 2019 through June 30, 2020 and on its results of operations for the three and six months ended June 30, 2020 and 2019. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

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

EXECUTIVE OVERVIEW
The Company reported net income for the second quarter of 2020 of $2.5 million, or $0.29 diluted EPS, compared to $6.6 million, or $0.71 diluted EPS, reported for the second quarter of 2019. For the six months ended June 30, 2020, the Company reported net income of $4.4 million, or $0.50 diluted EPS, compared to $14.5 million, or $1.56 diluted EPS, reported for the six months ended June 30, 2019.

Key components of the Company’s performance during the three and six months ended June 30, 2020 include:

•Assets increased $436.4 million, or 19.8%, from December 31, 2019 to $2.6 billion at June 30, 2020.

•Total loans were $2.0 billion, up $251.6 million, or 14.7%, from December 31, 2019, primarily due to to the recorded net investment in PPP loans of $249.6 million.

•On January 1, 2020, the Company adopted the CECL framework, which resulted in a $7.0 million, or 39.2%, increase in the ACL at the adoption date.

•In the aggregate, the provisions for credit losses on loans and unfunded lending commitments totaled $7.0 million for the second quarter of 2020 and $14.0 million for the six months ended June 30, 2020, reflecting our assessment of expected losses due primarily to the economic impact of the COVID-19 pandemic.

•The allowance for loan losses totaled $33.8 million, or 1.72% of total loans, at June 30, 2020. The allowance for credit losses, which includes the allowance for unfunded lending commitments, totaled $37.5 million, or 1.91% of total loans at June 30, 2020. Excluding PPP loans, the ratio of allowance for loan losses to total loans and the ratio for allowance for credit losses was 1.97% and 2.18%, respectively.

•Total deposits increased $445.7 million, or 24.5%, from December 31, 2019 to $2.3 billion at June 30, 2020. Customers who received PPP loans increased their deposit balances by a net of $210.2 million during the second quarter of 2020.

•The net interest margin was 3.75% for the second quarter of 2020, down 61 bps compared to second quarter of 2019, and 3.95% for the six months ended June 30, 2020, down 44 bps compared to the six months ended June 30, 2019, primarily due to the decrease in the average yield on interest- earning assets during 2020.

•The average yield paid on total interest-bearing deposits was 0.78%, down 31 bps from the second quarter of 2019. For the six months ended June 30, 2020, the average yield paid on total interest-bearing deposits was 0.92%, down 13 bps from the six months ended June 30, 2019.

•Noninterest income increased $126,000, or 4.2%, and $319,000, or 5.2%, for the three and six months ended June 30, 2020, respectively, from the comparable periods in 2019. Losses on the sale of assets for the three and six months ended June 30, 2019 included asset write-downs totaling $347,000 (pre-tax).

•Noninterest expense for the three and six months ended June 30, 2020 increased $43,000, or 0.3%, and $898,000, or 2.9%, respectively, from the comparable periods in 2019. The provision for credit losses on unfunded lending commitments totaled $542,000 and $1.3 million for the three and six months ended June 30, 2020, respectively. Noninterest expense for the three and six months ended June 30, 2019 included $291,000 (pre-tax) of costs incurred to terminate leased space acquired through a previous merger.

COVID-19 RESPONSE
While banking operations have not been restrained by state and local government COVID-19 restrictions, we have adapted to protect our employees and customers by, among other things, working remotely as much as possible, enhancing cleaning procedures, placing social distancing reminders along our lobby floors, removing some of our lobby seating, requiring all employees to wear face masks and requesting customers to wear them. We also limit the number of customers in our branches at any one time

To give immediate financial support to our customers, the Company began providing principal and/or interest payment relief options in March 2020. The level of deferrals totaled $558.8 million, or 28% of total loans at June 30, 2020. As of August 4, 2020 the level of deferrals has decreased to $113.9 million, or 6% of our loan portfolio.

The Company has also been active in providing PPP loans. Through August 4, 2020, we have funded or are currently in the process of funding approximately 3,051 loans totaling $261.7 million under the PPP. At June 30, 2020, the total recorded net investment in PPP loans was $249.6 million.
FINANCIAL CONDITION

Loans, Allowance for Credit Losses and Asset Quality

Loan Growth
Loans outstanding at June 30, 2020 were $2.0 billion, an increase of $251.6 million, or 14.7%, from December 31, 2019 due to PPP loans. At June 30, 2020, the total recorded investment in PPP loans was $249.6 million. This amount is net of $8.5 million in deferred lender fees, which will be amortized into interest income over the life of the loans. PPP loans are classified as commercial and industrial loans. Excluding PPP loans, loans increased $1.9 million, or 0.1%, from December 31, 2019.
The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

	June 30,	December 31,	Increase/(Decrease)
(dollars in thousands)	2020	2019	Amount	Percent
Real estate loans:
One-to four-family first mortgage	$431,999	$430,820	$1,179	0.3%
Home equity loans and lines	72,956	79,812	(6,856)	(8.6)
Commercial real estate	689,942	722,807	(32,865)	(4.5)
Construction and land	203,592	195,748	7,844	4.0
Multi-family residential	81,635	54,869	26,766	48.8
Total real estate loans	1,480,124	1,484,056	(3,932)	(0.3)%
Other loans:
Commercial and industrial	444,728	184,701	260,027	140.8
Consumer	41,073	45,604	(4,531)	(9.9)
Total other loans	485,801	230,305	255,496	110.9
Total loans	$1,965,925	$1,714,361	$251,564	14.7%

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

Reserve Build and Additional Information on Loan Portfolio Composition
At June 30, 2020, the ALL totaled $33.8 million, or 1.72% of total loans, and the ACL, which includes the reserve for unfunded lending commitments, totaled $37.5 million, or 1.91% of total loans. The provision for loan losses for the second quarter of 2020 totaled $6.5 million, up $5.7 million from the second quarter of 2019. For the six months ended June 30, 2020, the provision for loan losses was $12.7 million, up $11.6 million from the six months ended June 30, 2019. The first and second quarter provisions for loan losses during 2020 reflect our assessment of the change in expected losses due primarily to the economic impact of the COVID-19 pandemic.
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

The following table provides a summary of the loan portfolio at June 30, 2020, stratified by certain selected industry segments, and related reserve builds during the six months ended June 30, 2020. We have separately identified certain information regarding PPP loans which, due to the existence of full repayment guarantees from the SBA as well as the likelihood that the vast majority of such loans will be forgiven, we believe entail minimal credit risk to the Company.

	Total Loans	PPP Loans	Reserve Builds(1) for the Quarters Ended		Total ACL	ACL to Total Loans	ACL to Total Non-PPP Loans
(dollars in thousands)	June 30, 2020	June 30, 2020	March 31, 2020	June 30, 2020	June 30, 2020	June 30, 2020	June 30, 2020

Retail CRE	$191,761	$—	$744	$4,380	$7,108	3.71%	3.71%
Hotels and short-term rentals	90,137	3,979	1,885	1,517	4,313	4.78	5.01
Restaurants and bars	95,352	30,865	545	1,382	2,601	2.73	4.03
Energy	29,225	—	1,204	(101)	1,614	5.52	5.52
Credit cards	3,831	—	327	(32)	383	10.00	10.00
Other loans	1,555,619	214,779	1,284	(1,813)	17,804	1.14	1.33
Total	$1,965,925	$249,623	$5,989	$5,333	$33,823	1.72%	1.97%

Unfunded lending commitments(2)	—	—	729	543	3,637	—	—
Total	$1,965,925	$249,623	$6,718	$5,876	$37,460	1.91%	2.18%

(1)"Reserve build" represents the amount by which the provisions for credit losses on loans and unfunded lending commitments exceed net loan charge-offs. For the quarters ended June 30, 2020 and March 31, 2020, the provision for credit losses totaled $7.0 million, and net loan charge-offs were $1.1 million and $268,000, respectively.
(2)At June 30, 2020, the allowance of $3.6 million related to unfunded lending commitments of $336.3 million. The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.

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
At June 30, 2020 and December 31, 2019, loans identified as impaired and individually evaluated for impairment were $10.1 million and $8.7 million, respectively. Due to the adoption of ASC Topic 326, total loans identified as impaired and individually evaluated at June 30, 2020 included $2.4 million of acquired loans, of which $1.9 million was acquired with deteriorated credit quality. Under the former accounting guidance, acquired loans were evaluated on a pool basis and excluded from total loans individually evaluated for impairment at December 31, 2019.
The following tables provide a summary of loans individually evaluated for impairment as of the dates indicated.

	June 30, 2020
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated for Impairment
One- to four-family first mortgage	$392	$8	2.04%
Home equity loans and lines	763	415	54.39
Commercial real estate	7,697	648	8.42
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	1,249	831	66.53
Consumer	—	—	—
Total	$10,101	$1,902	18.83%

	December 31, 2019
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated for Impairment
One- to four-family first mortgage	$187	$—	—%
Home equity loans and lines	784	348	44.39
Commercial real estate	6,518	298	4.57
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	1,223	701	57.32
Consumer	—	—	—
Total	$8,712	$1,347	15.46%

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
At June 30, 2020 and December 31, 2019, substandard loans, excluding acquired loans, were $15.1 million and $18.1 million, respectively. At June 30, 2020 and December 31, 2019, acquired loans classified as substandard were $17.7 million and $21.7 million, respectively. There were no assets classified as doubtful or loss at June 30, 2020 and December 31, 2019.
The following tables provide a summary of loans classified as special mention and substandard as of the dates indicated.

	June 30,	December 31,	Increase/(Decrease)
(dollars in thousands)	2020	2019	Amount	Percent
Special Mention Loans
One- to four-family first mortgage	$2,592	$2,159	$433	20.1%
Home equity loans and lines	342	181	161	89.0
Commercial real estate	373	1,800	(1,427)	(79.3)
Construction and land	10,404	8,854	1,550	17.5
Multi-family residential	—	502	(502)	(100.0)
Commercial and industrial	3,095	56	3,039	5426.8
Consumer	204	212	(8)	(3.8)
Total special mention loans	$17,010	$13,764	$3,246	23.6%

	June 30,	December 31,	Increase/(Decrease)
(dollars in thousands)	2020	2019	Amount	Percent
Substandard Loans
One- to four-family first mortgage	$6,219	$6,696	$(477)	(7.1)%
Home equity loans and lines	1,142	1,232	(90)	(7.3)
Commercial real estate	19,767	22,302	(2,535)	(11.4)
Construction and land	798	2,707	(1,909)	(70.5)
Multi-family residential	201	219	(18)	(8.2)
Commercial and industrial	4,303	6,503	(2,200)	(33.8)
Consumer	279	179	100	55.9
Total substandard loans	$32,709	$39,838	$(7,129)	(17.9)%
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

	June 30, 2020			December 31, 2019
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans(2):
Real estate loans:
One- to four-family first mortgage	$2,154	$2,513	$4,667	$2,133	$1,815	$3,948
Home equity loans and lines	1,064	80	1,144	883	361	1,244
Commercial real estate	9,107	6,612	15,719	8,750	4,575	13,325
Construction and land	301	319	620	1,170	1,299	2,469
Multi-family residential	—	98	98	—	—	—
Other loans:
Commercial and industrial	1,322	1,240	2,562	1,603	1,621	3,224
Consumer	178	104	282	89	87	176
Total nonaccrual loans	14,126	10,966	25,092	14,628	9,758	24,386
Accruing loans 90 days or more past due	—	906	906	—	—	—
Total nonperforming loans	14,126	11,872	25,998	14,628	9,758	24,386
Foreclosed assets and ORE	1,060	914	1,974	1,793	2,363	4,156
Total nonperforming assets	15,186	12,786	27,972	16,421	12,121	28,542
Performing troubled debt restructurings	917	457	1,374	1,903	475	2,378
Total nonperforming assets and troubled debt restructurings	$16,103	$13,243	$29,346	$18,324	$12,596	$30,920
Nonperforming loans to total loans			1.32%			1.42%
Nonperforming loans to total assets			0.99%			1.11%
Nonperforming assets to total assets			1.06%			1.30%
(1)Due to the adoption of ASC Topic 326, PCD loans of $2.1 million are included in nonperforming acquired loans at June 30, 2020. Prior to January 1, 2020, these loans were classified as PCI and excluded from nonperforming loans because they continued to earn interest income from the accretable yield at the pool level. At adoption, the pools were discontinued and performance is based on contractual terms for individual loans. Refer to Note 2 to the Consolidated Financial statements for more information on the adoption of ASC Topic 326. At December 31, 2019, PCI loans that were 90 days or more past due totaled $2.2 million and were accounted for under ASC 310-30.
(2)Nonaccrual loans include originated restructured loans placed on nonaccrual totaling $8.1 million and $7.6 million at June 30, 2020 and December 31, 2019, respectively. Acquired restructured loans placed on nonaccrual totaled $2.2 million and $2.2 million at June 30, 2020 and December 31, 2019, respectively.

As previously indicated, as a result of Section 4013 of the CARES Act and recent interagency guidance issued by Federal banking regulators, modifications, such as deferrals of principal and/or interest payments, to borrowers affected by the COVID-19 pandemic are not deemed to be TDRs if such modifications are made on loans that were current as of December 31, 2019. Such deferrals and loan modifications totaled $558.8 million, or 28% of total loans at June 30, 2020 compared to $191.6 million (11% of total loans) at March 31, 2020. As of August 4, 2020, the level of deferrals has decreased to $113.9 million, or 6% of total loans. Interest and fees continue to accrue on such loans. We will continue to follow the guidance of Federal banking regulators in making any TDR determinations.

Investment Securities
The Company’s investment securities portfolio totaled $261.3 million as of June 30, 2020, a decrease of $3.2 million, or 1.2%, from December 31, 2019. At June 30, 2020, the Company had a net unrealized gain on its available for sale investment securities portfolio of $6.7 million, compared to a net unrealized gain of $876,000 at December 31, 2019.
The following table summarizes activity in the Company’s investment securities portfolio during the first six months of 2020.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2019	$257,321	$7,149
Purchases	36,435	—
Sales	—	—
Principal maturities, prepayments and calls	(41,317)	(2,750)
Amortization of premiums and accretion of discounts	(1,293)	(66)
Increase in market value	5,776	—
Balance, June 30, 2020	$256,922	$4,333

Funding Sources
Deposits
Deposits totaled $2.3 billion at June 30, 2020, an increase of $445.7 million, or 24.5%, compared to December 31, 2019. Customers who received PPP loans increased their deposit balances by a net of $210.2 million during the second quarter of 2020 . The following table summarizes the changes in the Company’s deposits from December 31, 2019 to June 30, 2020.

	June 30,	December 31,	Increase/(Decrease)
(dollars in thousands)	2020	2019	Amount	Percent
Demand deposit	$647,789	$437,828	$209,961	48.0%
Savings	237,168	201,887	35,281	17.5
Money market	305,668	273,741	31,927	11.7
NOW	688,336	512,054	176,282	34.4
Certificates of deposit	387,743	395,465	(7,722)	(2.0)
Total deposits	$2,266,704	$1,820,975	$445,729	24.5%
The average rate paid on interest-bearing deposits was 0.78% for the second quarter of 2020, down 31 bps compared to the second quarter of 2019. For the six months ended June 30, 2020, the average rate paid on interest-bearing deposits was 0.92%, down 13 bps from the comparable period in 2019.
At June 30, 2020, certificates of deposit maturing within the next 12 months totaled $291.0 million.

Federal Home Loan Bank Advances
The average balance of total FHLB advances was $70.5 million for the second quarter of 2020, up $13.3 million compared to the second quarter of 2019. The average yield paid on total FHLB advances for the second quarter of 2020 was 1.07%, down 73 bps compared to the second quarter of 2019.
For the six months ended June 30, 2020, the average balance of total FHLB advances was $58.1 million, up $409,000 compared to the six months ended June 30, 2019. The average yield paid on total FHLB advances for the six months ended June 30, 2020 was 1.35%, down 46 bps compared to the six months ended June 30, 2019.
At June 30, 2020, the Company had $35.0 million in total outstanding FHLB advances and had $729.5 million in additional FHLB advances available.

Shareholders’ Equity
Shareholders’ equity decreased $7.0 million, or 2.2%, from $316.3 million at December 31, 2019 to $309.3 million at June 30, 2020. The Company’s purchases of its common stock during the six months ended June 30, 2020 and the transition adjustment for the adoption of ASC Topic 326 on January 1, 2020 decreased shareholders' equity by $8.2 million and $4.7 million, respectively. These decreases were partially offset by the net positive impact of comprehensive income of $8.8 million less cash dividends of $4.0 million for the six months ended June 30, 2020.
At June 30, 2020, the Bank had regulatory capital amounts that were well in excess of regulatory requirements. The following table presents actual and required capital ratios for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2020 based on the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$227,890	13.57%	$117,588	7.00%	$109,188	6.50%
Tier 1 risk-based capital	227,890	13.57	142,785	8.50	134,386	8.00
Total risk-based capital	249,091	14.83	176,381	10.50	167,982	10.00
Tier 1 leverage capital	227,890	9.11	100,088	4.00	125,110	5.00

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

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At June 30, 2020, certificates of deposit maturing within the next 12 months totaled $291.0 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of securities available for sale, the Company has significant borrowing capacity available to fund liquidity needs. In recent years, the Company has utilized borrowings as a cost efficient addition to deposits as a source of funds. Borrowings consist of advances from the FHLB of Dallas, of which the Company is a member. Under terms of the collateral agreement with the FHLB, the Company pledges residential mortgage loans and investment securities as well as the Company’s stock in the FHLB as collateral for such advances. For the three months ended June 30, 2020, the average balance of outstanding FHLB advances was $70.5 million. At June 30, 2020, the Company had $35.0 million in total outstanding FHLB advances and had $729.5 million in additional FHLB advances available.

The following table summarizes the Company's primary and secondary sources of liquidity as of the dates indicated.

June 30,
(dollars in thousands)	2020
Cash and cash equivalents	$234,255
Unpledged investment securities, amortized cost	113,386
FHLB advance availability	729,531
Unsecured lines of credit	55,000
Federal Reserve discount window availability	500
Total primary and secondary liquidity	$1,132,672

Asset/Liability Management
The objective of asset/liability management is to implement strategies for the funding and deployment of the Company’s financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk. Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of June 30, 2020.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	0.3
100	0.3
(100)	(1.5)
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
During the second quarter of 2020, the Company entered into certain interest rate swap agreements as part of its interest rate risk management strategy. The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements. During 2020, such derivatives were used to hedge the variable cost associated with existing variable rate liabilities. Refer to Note 6. Derivatives and Hedging Activities for more information on the effects of the derivative financial instruments on the consolidated financial statements.
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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of June 30, 2020 and December 31, 2019.

	Contract Amount
	June 30,	December 31,
(dollars in thousands)	2020	2019
Standby letters of credit	$6,429	$6,098
Available portion of lines of credit	273,779	247,670
Undisbursed portion of loans in process	85,373	111,466
Commitments to originate loans	104,127	87,446

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
RESULTS OF OPERATIONS
Net income for the second quarter of 2020 was $2.5 million, down $4.1 million, or 62.1%, compared to the second quarter of 2019. Diluted EPS for the second quarter of 2020 was $0.29, down $0.42 compared to the second quarter of 2019.

Net income for the six months ended June 30, 2020 was $4.4 million, down $10.1 million, or 69.6%, compared to the six months ended June 30, 2019. Diluted EPS for the six months ended June 30, 2020 was $0.50, down $1.06 compared to the six months ended June 30, 2019.

The decreases in net income for the three and six months ended June 30, 2020 compared to the same periods in 2019 are primarily due to the increased provisions for loan losses and unfunded lending commitments in the first and second quarters of 2020. In aggregate, the Company made provisions of $14.0 million to the allowances for loan losses and unfunded lending commitments during the first six months of 2020, reflecting our assessment of expected losses due primarily to the economic impact of the COVID-19 pandemic.

Net Interest Income
Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 3.50% and 4.05% for the quarters ended June 30, 2020 and 2019, respectively, and 3.66% and 4.08% for the six months ended June 30, 2020 and 2019, respectively.

Net interest income totaled $22.4 million for the second quarter of 2020, up $542,000, or 2.5%, compared to the second quarter of 2019. Acquired loan discount accretion included in interest income totaled $746,000 and $1.0 million for the quarters ended June 30, 2020 and 2019, respectively.

Net interest income totaled $43.7 million for the six months ended June 30, 2020, up $143,000, or 0.30%, compared to the six months ended June 30, 2019. Acquired loan discount accretion included in interest income totaled $1.6 million and $2.1 million for the six months ended June 30, 2020 and 2019, respectively.

The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 3.75% and 4.36% for the quarters ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, the Company's tax-equivalent net interest margin was 3.95% and 4.39%, respectively.

Outstanding PPP loans negatively impacted the average loan yield by 23 bps and the net interest margin by 7 bps during the second quarter of 2020. During the six months ended June 30, 2020, outstanding PPP loans negatively impacted the average loan yield by 12bps and the net interest margin by 4 bps. The Company recognized $882,000 of PPP lender fees in loan interest income during the second quarter of 2020. The remaining balance of $8.5 million in deferred lender fees will be amortized into interest income over the life of the PPP loans.

The increase in cash and cash equivalents, reflected in the increases in the average balances of other interest-earning assets, negatively impacted the average yield on total interest-earning assets and the net interest margin for the second quarter of 2020 by 30 and 26 bps, respectively. For the six months ended June 30, 2020, the increase in cash and cash equivalents negatively impacted the average yield on total interest-earning assets and the net interest margin by 11 and 9 bps, respectively. Average other interest-earning assets for the second quarter of 2020 were up $130.2 million compared to the average of $56.0 million during the second quarter of 2019. For the six months ended June 30, 2020, average other interest-earning assets were up $51.3 million compared to the average of $55.8 million during the six months ended June 30, 2019.

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

	Three Months Ended June 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$1,934,627	$24,371	5.00%	$1,665,841	$23,812	5.68%
Investment securities
Taxable	243,011	1,103	1.82	248,171	1,601	2.58
Tax-exempt (TE)	13,058	79	3.07	23,096	128	2.80
Total investment securities	256,069	1,182	1.88	271,267	1,729	2.60
Other interest-earning assets	186,127	117	0.25	55,959	380	2.72
Total interest-earning assets (TE)	2,376,823	$25,670	4.30	1,993,067	$25,921	5.18
Noninterest-earning assets	194,181			197,537
Total assets	$2,571,004			$2,190,604
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,157,239	$1,347	0.47%	$985,349	$2,097	0.85%
Certificates of deposit	391,380	1,665	1.71	383,345	1,638	1.71
Total interest-bearing deposits	1,548,619	3,012	0.78	1,368,694	3,735	1.09
Other borrowings	5,539	53	3.86	5,539	53	3.84
Short-term FHLB advances	31,868	20	0.25	—	—	—
Long term FHLB advances	38,592	168	1.74	57,182	258	1.80
Total interest-bearing liabilities	1,624,618	$3,253	0.80	1,431,415	$4,046	1.13
Noninterest-bearing liabilities	632,736			447,881
Total liabilities	2,257,354			1,879,296
Shareholders’ equity	313,650			311,308
Total liabilities and shareholders’ equity	$2,571,004			$2,190,604
Net interest-earning assets	$752,205			$561,652
Net interest spread (TE)		$22,417	3.50%		$21,875	4.05%
Net interest margin (TE)			3.75%			4.36%
(1)Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process.

	Six Months Ended June 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$1,834,926	$48,070	5.21%	$1,657,778	$47,010	5.66%
Investment securities
Taxable	243,965	2,411	1.98	246,120	3,254	2.64
Tax-exempt (TE)	15,589	183	2.98	25,881	283	2.77
Total investment securities	259,554	2,594	2.04	272,001	3,537	2.66
Other interest-earning assets	107,065	255	0.48	55,756	743	2.69
Total interest-earning assets (TE)	2,201,545	$50,919	4.60	1,985,535	$51,290	5.17
Noninterest-earning assets	193,514			192,992
Total assets	$2,395,059			$2,178,527
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,073,133	$3,169	0.59%	$984,272	$4,103	0.84%
Certificates of deposit	392,025	3,510	1.80	375,523	2,963	1.59
Total interest-bearing deposits	1,465,158	6,679	0.92	1,359,795	7,066	1.05
Other borrowings	5,539	106	3.86	5,539	106	3.87
Short-term FHLB advances	16,251	23	0.28	22	—	2.65
Long term FHLB advances	41,844	371	1.77	57,664	521	1.81
Total interest-bearing liabilities	1,528,792	$7,179	0.94	1,423,020	$7,693	1.09
Noninterest-bearing liabilities	551,638			446,719
Total liabilities	2,080,430			1,869,739
Shareholders’ equity	314,629			308,788
Total liabilities and shareholders’ equity	$2,395,059			$2,178,527
Net interest-earning assets	$672,753			$562,515
Net interest spread (TE)		$43,740	3.66%		$43,597	4.08%
Net interest margin (TE)			3.95%			4.39%
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2020 Compared to 2019			2020 Compared to 2019
	Change Attributable To			Change Attributable To
			Total Increase/			Total Increase/
(dollars in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest income:
Loans receivable	$(3,007)	$3,566	$559	$(1,654)	$2,714	$1,060
Investment securities	(451)	(96)	(547)	(627)	(316)	(943)
Other interest-earning assets	(745)	482	(263)	(569)	81	(488)
Total interest income	(4,203)	3,952	(251)	(2,850)	2,479	(371)
Interest expense:
Savings, checking and money market accounts	(1,041)	291	(750)	(867)	(67)	(934)
Certificates of deposit	(5)	32	27	339	208	547
FHLB advances	2	(72)	(70)	(84)	(43)	(127)
Total interest expense	(1,044)	251	(793)	(612)	98	(514)
Increase (decrease) in net interest income	$(3,159)	$3,701	$542	$(2,238)	$2,381	$143

Noninterest Income
Noninterest income for the second quarter of 2020 totaled $3.1 million, up $126,000, or 4.2%, from $3.0 million earned for the same period in 2019. Noninterest income for the six months ended June 30, 2020 totaled $6.5 million, up $319,000, or 5.2%, from $6.1 million earned for the same period in 2019.
Gains on the sale of loans totaled $642,000 in the second quarter of 2020, up $394,000, or 158.9%, compared to the second quarter of 2019. For the six months ended June 30, 2020, gains on the sale of loans totaled $939,000, up $536,000, or 133.0%, compared to the same period in 2019. Due to the changes in the interest rate environment during the first and second quarters of 2020, borrowers found it advantageous to refinance residential mortgages.
Losses on the sale of assets totaled $13,000 in the second quarter of 2020, down $314,000, or 96.0%, compared to the second quarter of 2019. For the six months ended June 30, 2020, losses on the sale of assets totaled $11,000, down $317,000, or 96.6%, compared to the same period in 2019. Losses on the sale of assets for the three and six months ended June 30, 2019 included asset write-downs totaling $347,000 (pre-tax).
Service fees and charges totaled $942,000 in the second quarter of 2020, down $471,000, or 33.3%, compared to the second quarter of 2019. For the six months ended June 30, 2020, service fees and charges totaled $2.4 million, down $474,000, or 16.5%, compared to the same period in 2019. Service fees and charges decreased primarily due to a decline in income from overdraft fees on deposit accounts.
Noninterest Expense
Noninterest expense for the second quarter of 2020 totaled $16.0 million, up $43,000, or 0.3%, from the second quarter of 2019. Noninterest expense for the six months ended June 30, 2020 totaled $32.1 million, up $898,000, or 2.9%, from the same period in 2019.

Compensation and benefits expense totaled $9.4 million in the second quarter of 2020, down $251,000, or 2.6%, compared to the second quarter of 2019 primarily due to a decrease in health insurance costs and compensation expense related to the Company's ESOP driven primarily by the decline in market value of shares of the Company's common stock held by the ESOP.

Occupancy expense totaled $1.7 million in the second quarter of 2020, down $355,000, or 17.7%, compared to the second quarter of 2019. For the six months ended June 30, 2020, occupancy expense totaled $3.4 million, down $225,000, or 6.2%, compared to the same period in 2019. Occupancy expense for the three and six months ended June 30, 2019 included $291,000 (pre-tax) of costs incurred to terminate leased space acquired through a previous merger.

Marketing and advertising expense totaled $160,000 in the second quarter of 2020, down $148,000, or 48.1%, compared to the second quarter of 2019. For the six months ended June 30, 2020, marketing and advertising expense totaled $458,000, down $121,000, or 20.9%, compared to the same period in 2019.

Data processing and communication expense totaled $1.8 million in the second quarter of 2020, up $164,000, or 10.3%, compared to the second quarter of 2019. For the six months ended June 30, 2020, data processing and communication expense totaled $3.6 million, up $561,000, or 18.6%, compared to the same period in 2019. The increase in data processing and communication expense was primarily due to increased costs of software contracts.

The provision for credit losses on unfunded lending commitments for the three and six months ended June 30, 2020 totaled $542,000 and $1.3 million, respectively. The Company adopted CECL as of January 1, 2020.

Other noninterest expense totaled $1.8 million for the six months ended June 30, 2020, down $293,000, or 14.3%, compared to the same period in 2019 due to declines in several expense categories, including deposit account fraud losses and travel and entertainment.
Income Taxes
Income tax expense for the three and six months ended June 30, 2020 decreased $994,000, or 63.9%, and $1.9 million, or 67.5%, respectively, from the comparable periods in 2019 primarily due to the decrease in taxable earnings for the three and six months ended June 30, 2020. The Company's effective tax rate for the three and six months ended June 30, 2020 was 18.4% and 17.5%, respectively, compared to 19.1% and 16.6%, respectively, from the comparable periods in 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at June 30, 2020 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
April 1 – April 30, 2020	59,737	$25.34	59,737	138,506
May 1 – May 31, 2020	27,353	23.43	27,353	111,153
June 1 – June 30, 2020	28,237	24.53	28,237	82,916
Total	115,327	$24.69	115,327	82,916
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

HOME BANCORP, INC.

August 7, 2020	By:	/s/ John W. Bordelon
John W. Bordelon
President, Chief Executive Officer and Director

August 7, 2020	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
Executive Vice President and Chief Financial Officer

August 7, 2020	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank, N.A. Senior Vice President and Director of Financial Management