Form 10-Q
period 2020-09-30
HOME BANCORP, INC.
filed 2020-11-06
CIK 1436425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2020
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

At November 4, 2020, the registrant had 8,755,250 shares of common stock, $0.01 par value, outstanding.

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

ACL	–	Allowance for credit losses
ALL	–	Allowance for loan losses
AOCI	–	Accumulated other comprehensive income
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
Bank	–	Home Bank, N.A., a wholly-owned subsidiary of the Company
BOLI	–	Bank-owned life insurance
bps	–	basis points, 100 basis points being equal to 1.0%
C&D	–	Construction and land
C&I	–	Commercial and industrial
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act
CECL	–	Current expected credit losses
Company	–	Home Bancorp, Inc., a Louisiana corporation and the holding company for Home Bank, N.A.
COVID-19	–	The novel coronavirus
CRE	–	Commercial real estate
EPS	–	Earnings per common share
FASB	–	Financial Accounting Standards Board
FHLB	–	Federal Home Loan Bank
GAAP	–	Generally Accepted Accounting Principles
LTV	–	Loan-to-value
NPA(s)	–	Nonperforming asset(s)
OCI	–	Other comprehensive income
ORE	–	Other real estate
PCD	–	Purchased credit deteriorated
PCI	–	Purchased credit impaired
PPP	–	Paycheck Protection Program
SBA	–	Small Business Association
SEC	–	Securities and Exchange Commission
TDR	–	Troubled debt restructuring
TE	–	Taxable equivalent
U.S.	–	United States

ii

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)	(Audited)
	September 30,	December 31,
(dollars in thousands)	2020	2019
Assets
Cash and cash equivalents	$185,836	$39,847
Interest-bearing deposits in banks	349	449
Investment securities available for sale, at fair value	251,578	257,321
Investment securities held to maturity (fair values of $3,008 and $7,194, respectively)	2,942	7,149
Mortgage loans held for sale	21,045	6,990
Loans, net of unearned income	1,955,297	1,714,361
Allowance for loan losses	(33,002)	(17,868)
Total loans, net of unearned income and allowance for loan losses	1,922,295	1,696,493
Office properties and equipment, net	45,696	46,425
Cash surrender value of bank-owned life insurance	40,184	39,466
Goodwill and core deposit intangibles	63,439	64,472
Accrued interest receivable and other assets	45,836	41,853
Total Assets	2,579,200	2,200,465
Liabilities
Deposits:
Noninterest-bearing	629,345	437,828
Interest-bearing	1,578,149	1,383,147
Total Deposits	2,207,494	1,820,975
Other borrowings	5,539	5,539
Long-term Federal Home Loan Bank advances	31,445	40,620
Accrued interest payable and other liabilities	21,398	17,002
Total Liabilities	2,265,876	1,884,136
Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,831,406 and 9,252,418 shares issued and outstanding, respectively	88	93
Additional paid-in capital	165,522	168,545
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(2,857)	(3,124)
Recognition and Retention Plan (RRP)	(23)	(35)
Retained earnings	145,373	150,158
Accumulated other comprehensive income	5,221	692
Total Shareholders’ Equity	313,324	316,329
Total Liabilities and Shareholders’ Equity	$2,579,200	$2,200,465

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Interest Income
Loans, including fees	$24,769	$23,562	$72,839	$70,572
Investment securities:
Taxable interest	897	1,401	3,308	4,655
Tax-exempt interest	70	114	253	397
Other investments and deposits	106	397	361	1,140
Total interest income	25,842	25,474	76,761	76,764
Interest Expense
Deposits	2,368	4,050	9,047	11,116
Other borrowings	53	53	159	159
Short-term Federal Home Loan Bank advances	—	—	23	—
Long-term Federal Home Loan Bank advances	149	230	520	751
Total interest expense	2,570	4,333	9,749	12,026
Net interest income	23,272	21,141	67,012	64,738
Provision for loan losses	—	1,146	12,728	2,301
Net interest income after provision for loan losses	23,272	19,995	54,284	62,437
Noninterest Income
Service fees and charges	1,123	1,516	3,529	4,396
Bank card fees	1,331	1,141	3,595	3,414
Gain on sale of loans, net	904	355	1,843	758
Income from bank-owned life insurance	231	1,464	718	1,831
Loss on sale of assets, net	—	(8)	(11)	(336)
Other income	205	306	581	853
Total noninterest income	3,794	4,774	10,255	10,916
Noninterest Expense
Compensation and benefits	9,740	10,266	28,518	28,977
Occupancy	1,686	1,791	5,075	5,405
Marketing and advertising	288	418	746	997
Data processing and communication	1,851	1,764	5,430	4,782
Professional services	197	227	665	684
Forms, printing and supplies	140	172	471	514
Franchise and shares tax	378	399	1,156	1,196
Regulatory fees	526	127	1,004	717
Foreclosed assets and ORE, net	162	47	324	328
Amortization of acquisition intangible	338	393	1,033	1,201
Provision for credit losses on unfunded commitments	—	—	1,272	—
Other expenses	810	1,006	2,563	3,052
Total noninterest expense	16,116	16,610	48,257	47,853
Income before income tax expense	10,950	8,159	16,282	25,500
Income tax expense	2,168	1,303	3,102	4,174
Net Income	$8,782	$6,856	$13,180	$21,326
Earnings per share:
Basic	$1.01	$0.76	$1.51	$2.34
Diluted	$1.01	$0.75	$1.51	$2.32
Cash dividends declared per common share	$0.22	$0.21	$0.66	$0.62
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Net Income	$8,782	$6,856	$13,180	$21,326
Other Comprehensive Income
Unrealized gains on available for sale investment securities	39	14	5,815	4,287
Unrealized gains (losses) on cash flow hedges	76	—	(82)	—
Tax effect	(24)	(3)	(1,204)	(900)
Other comprehensive income, net of taxes	91	11	4,529	3,387
Comprehensive Income	$8,873	$6,867	$17,709	$24,713

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, June 30, 2019	$94	$169,233	$(3,303)	$(48)	$146,348	$1,170	$313,494
Net income					6,856		6,856
Other comprehensive income						11	11
Purchase of Company’s common stock at cost, 123,902 shares	(1)	(1,238)			(3,385)		(4,624)
Cash dividends declared, $0.21 per share					(1,976)		(1,976)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 5,071 shares	—	130			(2)		128
Exercise of stock options	—	143					143
RRP shares released for allocation		(1)		1			—
ESOP shares released for allocation		318	90				408
Share-based compensation cost		237					237
Balance, September 30, 2019	$93	$168,822	$(3,213)	$(47)	$147,841	$1,181	$314,677
Balance, June 30, 2020	$90	$166,494	$(2,946)	$(24)	$140,582	$5,130	$309,326
Net income					8,782		8,782
Other comprehensive income						91	91
Purchase of Company’s common stock at cost, 135,224 shares	(2)	(1,351)			(2,020)		(3,373)
Cash dividends declared, $0.22 per share					(1,970)		(1,970)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 529 shares	—	—			(1)		(1)
Exercise of stock options	—	—					—
RRP shares released for allocation		(1)		1			—
ESOP shares released for allocation		201	89				290
Share-based compensation cost		179					179
Balance, September 30, 2020	$88	$165,522	$(2,857)	$(23)	$145,373	$5,221	$313,324

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - CONTINUED
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2018	$95	$168,243	$(3,481)	$(58)	$141,447	$(2,206)	$304,040
Net income					21,326		21,326
Other comprehensive income						3,387	3,387
Purchase of Company’s common stock at cost, 341,095 shares	(3)	(3,408)			(9,008)		(12,419)
Cash dividends declared, $0.62 per share					(5,858)		(5,858)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 24,392 shares	—	233			(66)		167
Exercise of stock options	1	2,228					2,229
RRP shares released for allocation		(11)		11			—
ESOP shares released for allocation		922	268				1,190
Share-based compensation cost		615					615
Balance, September 30, 2019	$93	$168,822	$(3,213)	$(47)	$147,841	$1,181	$314,677
Balance, December 31, 2019	$93	$168,545	$(3,124)	$(35)	$150,158	$692	$316,329
Cumulative effect of change in accounting principle due the adoption of ASC Topic 326, net of tax					(4,725)		(4,725)
Net income					13,180		13,180
Other comprehensive income						4,529	4,529
Purchase of Company’s common stock at cost, 438,892 shares	(5)	(4,384)			(7,219)		(11,608)
Cash dividends declared, $0.66 per share					(5,978)		(5,978)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 16,175 shares	—	34			(43)		(9)
Exercise of stock options	—	30					30
RRP shares released for allocation		(12)		12			—
ESOP shares released for allocation		680	267				947
Share-based compensation cost		629					629
Balance, September 30, 2020	$88	$165,522	$(2,857)	$(23)	$145,373	$5,221	$313,324

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$13,180	$21,326
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,728	2,301
Depreciation	2,288	2,107
Amortization and accretion of purchase accounting valuations and intangibles	3,458	4,768
Net amortization of mortgage servicing asset	56	83
Federal Home Loan Bank stock dividends	(56)	(119)
Net amortization of discount on investments	2,168	1,605
Gain on loans sold, net	(1,843)	(758)
Proceeds, including principal payments, from loans held for sale	192,232	81,021
Originations of loans held for sale	(204,444)	(85,086)
Non-cash compensation	1,576	1,805
Deferred income tax (benefit) expense	(2,424)	176
Increase in accrued interest receivable and other assets	(2,072)	(3,961)
Increase in cash surrender value of bank-owned life insurance	(718)	(636)
Increase in accrued interest payable and other liabilities	1,980	6,404
Net cash provided by operating activities	18,109	31,036
Cash flows from investing activities:
Purchases of securities available for sale	(57,187)	(46,914)
Proceeds from maturities, prepayments and calls on securities available for sale	66,653	54,775
Proceeds from maturities, prepayments and calls on securities held to maturity	4,130	3,517
Increase in loans, net	(245,440)	(63,679)
Reimbursement from FDIC for covered assets	—	142
Decrease in interest-bearing deposits in banks	100	490
Proceeds from sale of foreclosed assets	3,039	1,720
Purchase of bank-owned life insurance	—	(10,000)
Proceeds from bank-owned life insurance	—	2,163
Purchases of office properties and equipment	(1,570)	(3,009)
Proceeds from sale of office properties and equipment	4	53
Purchase of Federal Home Loan Bank stock	(1,592)	—
Net cash used in investing activities	(231,863)	(60,742)
Cash flows from financing activities:
Increase in deposits, net	386,509	58,152
Borrowings on Federal Home Loan Bank advances	119,700	6,010
Repayments of Federal Home Loan Bank advances	(128,901)	(16,904)
Proceeds from exercise of stock options	30	2,229
Issuance of stock under incentive plans	(9)	167
Dividends paid to shareholders	(5,978)	(5,858)
Purchase of Company’s common stock	(11,608)	(12,419)
Net cash provided by financing activities	359,743	31,377
Net change in cash and cash equivalents	145,989	1,671
Cash and cash equivalents, beginning	39,847	59,618
Cash and cash equivalents, ending	$185,836	$61,289
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. Certain reclassifications have been made to prior period balances to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019.

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

Accounting Policy for Derivative Instruments and Hedging Activities

During the second quarter of 2020, the Company entered into a derivative financial instrument designated as a cash flow hedge to manage interest rate risk. Refer to Note 6. Derivatives and Hedging Activities for additional disclosures pertaining to the three and nine months ended September 30, 2020. FASB ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

In addition, ASC Topic 326 requires expected credit related losses for available for sale debt securities to be recorded through an ACL, while non-credit related losses will continue to be recognized through OCI. The guidance under ASC Topic 326 had no impact on the Company's available for sale debt securities at January 1 or September 30, 2020. Management determined that the declines in the fair value of these securities at such dates were not attributable to credit losses. The Company’s held to maturity debt securities are also required to utilize the CECL approach to estimate expected credit losses. The guidance under ASC Topic 326 had no impact on the Company's held to maturity debt securities at January 1 or September 30, 2020.

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
3. Investment Securities
The following table summarizes the Company’s available for sale and held to maturity investment securities at September 30, 2020 and December 31, 2019.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
September 30, 2020			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$118,843	$4,352	$43	$—	$123,152
Collateralized mortgage obligations	97,371	1,853	62	5	99,157
Municipal bonds	20,315	549	47	—	20,817
U.S. government agency	6,358	67	—	12	6,413
Corporate bonds	2,000	39	—	—	2,039
Total available for sale	$244,887	$6,860	$152	$17	$251,578
Held to maturity:
Municipal bonds	$2,942	$66	$—	$—	$3,008
Total held to maturity	$2,942	$66	$—	$—	$3,008

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2019			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$94,446	$1,081	$292	$63	$95,172
Collateralized mortgage obligations	142,408	701	300	358	142,451
Municipal bonds	15,895	166	56	—	16,005
U.S. government agency	3,696	11	4	10	3,693
Total available for sale	$256,445	$1,959	$652	$431	$257,321
Held to maturity:
Municipal bonds	$7,149	$45	$—	$—	$7,194
Total held to maturity	$7,149	$45	$—	$—	$7,194

The estimated fair value and amortized cost by contractual maturity of the Company’s investment securities as of September 30, 2020 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Available for sale:
U.S. agency mortgage-backed	$16	$16,352	$47,727	$59,057	$123,152
Collateralized mortgage obligations	1,455	15,591	30,339	51,772	99,157
Municipal bonds	1,325	2,297	8,659	8,536	20,817
U.S. government agency	—	—	5,991	422	6,413
Corporate bonds	—	—	2,039	—	2,039
Total securities available for sale	$2,796	$34,240	$94,755	$119,787	$251,578
Held to maturity:
Municipal bonds	$—	$803	$2,205	$—	$3,008
Total securities held to maturity	$—	$803	$2,205	$—	$3,008

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Available for sale:
U.S. agency mortgage-backed	$16	$15,802	$45,105	$57,920	$118,843
Collateralized mortgage obligations	1,455	14,930	29,529	51,457	97,371
Municipal bonds	1,318	2,273	8,265	8,459	20,315
U.S. government agency	—	—	5,929	429	6,358
Corporate bonds	—	—	2,000	—	2,000
Total securities available for sale	$2,789	$33,005	$90,828	$118,265	$244,887
Held to maturity:
Municipal bonds	$—	$800	$2,142	$—	$2,942
Total securities held to maturity	$—	$800	$2,142	$—	$2,942

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

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
September 30, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency mortgage-backed	$14,660	$43	$—	$—	$14,660	$43
Collateralized mortgage obligations	21,557	62	2,314	5	23,871	67
Municipal bonds	4,222	47	—	—	4,222	47
U.S. government agency	—	—	1,276	12	1,276	12
Corporate bonds	—	—	—	—	—	—
Total available for sale	$40,439	$152	$3,590	$17	$44,029	$169
Held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Total held to maturity	$—	$—	$—	$—	$—	$—

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency mortgage-backed	$28,847	$292	$5,148	$63	$33,995	$355
Collateralized mortgage obligations	50,004	300	37,131	358	87,135	658
Municipal bonds	3,044	56	—	—	3,044	56
U.S. government agency	1,213	4	466	10	1,679	14
Total available for sale	$83,108	$652	$42,745	$431	$125,853	$1,083
Held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Total held to maturity	$—	$—	$—	$—	$—	$—

At September 30, 2020, 36 of the Company’s debt securities had unrealized losses totaling 0.4% of the individual securities’ amortized cost basis and 0.1% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 3 of the 36 securities had been in a continuous loss position for over 12 months. Management has determined that the declines in the fair value of these securities were not attributable to credit losses. As a result, no ACL was recorded for available for sale investment securities at September 30, 2020.
At September 30, 2020, it was determined that no ACL was required for the Company's held-to-maturity investment securities. The Company monitors credit quality of debt securities held-to-maturity through the use of credit ratings. The following table presents the amortized cost of the Company's held-to-maturity securities by credit quality rating at September 30, 2020.

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
September 30, 2020
Held to maturity:
Municipal bonds	2,942	—	2,942

Accrued interest receivable on the Company's investment securities was $695,000 and $894,000 at September 30, 2020 and December 31, 2019, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
At September 30, 2020 and December 31, 2019, the Company had $131,668,000 and $157,091,000, respectively, of securities pledged to secure public deposits.
4. Earnings Per Share
Earnings per common share were computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net income available to common shareholders	$8,782	$6,856	$13,180	$21,326
Denominator:
Weighted average common shares outstanding	8,627	9,059	8,737	9,114
Effect of dilutive securities:
Restricted stock	7	9	9	12
Stock options	17	39	23	63
Weighted average common shares outstanding – assuming dilution	8,651	9,107	8,769	9,189
Basic earnings per common share	$1.01	$0.76	$1.51	$2.34
Diluted earnings per common share	$1.01	$0.75	$1.51	$2.32
Options on 160,282 and 100,288 shares of common stock were not included in the computation of diluted EPS for the three months ended September 30, 2020 and 2019, respectively, because the effect of these shares was anti-dilutive. Options on 129,559 and 90,511 shares of common stock were not included in the computation of diluted EPS for the nine months ended September 30, 2020 and 2019, respectively, because the effect of these shares was anti-dilutive.

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

The Company’s loans, net of unearned income, consisted of the following as of the dates indicated.

(dollars in thousands)	September 30, 2020	December 31, 2019
Real estate loans:
One- to four-family first mortgage	$409,282	$430,820
Home equity loans and lines	67,766	79,812
Commercial real estate	707,638	722,807
Construction and land	201,575	195,748
Multi-family residential	86,619	54,869
Total real estate loans	1,472,880	1,484,056
Other loans:
Commercial and industrial	443,480	184,701
Consumer	38,937	45,604
Total other loans	482,417	230,305
Total loans	$1,955,297	$1,714,361

The net discount on the Company’s loans was $8,343,000 and $12,315,000 at September 30, 2020 and December 31, 2019, respectively. In addition, loan balances as of September 30, 2020 and December 31, 2019 are reported net of unearned income of $10,621,000 and $3,114,000, respectively. Unearned income at September 30, 2020 included $7,606,000 of deferred lender fees related to PPP loans.

Accrued interest receivable on the Company's loans was $9,435,000 and $6,575,000 at September 30, 2020 and December 31, 2019, respectively, and is excluded from the estimate of the ACL. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

Allowance for Credit Losses
The ACL, which includes the ALL and the ACL on unfunded lending commitments, and recorded investment in loans as of the dates indicated are as follows.

	September 30, 2020
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$3,413	$—	$3,413
Home equity loans and lines	771	—	771
Commercial real estate	17,662	689	18,351
Construction and land	4,078	—	4,078
Multi-family residential	1,067	—	1,067
Commercial and industrial	4,006	431	4,437
Consumer	885	—	885
Total allowance for loan losses	$31,882	$1,120	$33,002

Unfunded lending commitments(1)	3,637	—	3,637
Total allowance for credit losses	$35,519	$1,120	$36,639

	September 30, 2020
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$409,282	$—	$409,282
Home equity loans and lines	67,766	—	67,766
Commercial real estate	700,402	7,236	707,638
Construction and land	201,575	—	201,575
Multi-family residential	86,619	—	86,619
Commercial and industrial	442,868	612	443,480
Consumer	38,937	—	38,937
Total loans	$1,947,449	$7,848	$1,955,297

	December 31, 2019
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
One- to four-family first mortgage	$2,715	$—	$—	$2,715
Home equity loans and lines	736	348	—	1,084
Commercial real estate	6,243	298	—	6,541
Construction and land	2,670	—	—	2,670
Multi-family residential	572	—	—	572
Commercial and industrial	2,969	701	24	3,694
Consumer	592	—		592
Total allowance for loan losses	$16,497	$1,347	$24	$17,868

	December 31, 2019
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired with Deteriorated Credit Quality(3)	Total
Loans:
One- to four-family first mortgage	$429,745	$187	$888	$430,820
Home equity loans and lines	78,446	784	582	79,812
Commercial real estate	711,282	6,518	5,007	722,807
Construction and land	195,374	—	374	195,748
Multi-family residential	54,690	—	179	54,869
Commercial and industrial	183,141	1,223	337	184,701
Consumer	45,573	—	31	45,604
Total loans	$1,698,251	$8,712	$7,398	$1,714,361
(1)At September 30, 2020, $3.6 million of the ACL related to unfunded lending commitments of $326.8 million. The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.
(2)At September 30, 2020, loans individually evaluated for impairment included $1.9 million of loans acquired with deteriorated credit quality.
(3)At December 31, 2019, loans acquired with deteriorated credit quality were deemed to be PCI and were accounted for under ASC 310-30.

A summary of activity in the ACL and ALL for the nine months ended September 30, 2020 and September 30, 2019 follows.

	Nine Months Ended September 30, 2020
(dollars in thousands)	Beginning Balance	ASC Topic 326 Adoption Impact(1)	Charge-offs	Recoveries	Provision	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$2,715	$986	$(55)	$12	$(245)	$3,413
Home equity loans and lines	1,084	(1)	(575)	15	248	771
Commercial real estate	6,541	1,974	(5)	55	9,786	18,351
Construction and land	2,670	519	(688)	—	1,577	4,078
Multi-family residential	572	(245)	—	—	740	1,067
Commercial and industrial	3,694	1,243	(977)	91	386	4,437
Consumer	592	157	(222)	122	236	885
Total allowance for loan losses	$17,868	$4,633	$(2,522)	$295	$12,728	$33,002

Unfunded lending commitments	—	2,365	—	—	1,272	3,637
Total allowance for credit losses	$17,868	$6,998	$(2,522)	$295	$14,000	$36,639
(1)On January 1, 2020 the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced a new model known as CECL. Refer to Note 2 for more information on the adoption of ASC Topic 326.

	Nine Months Ended September 30, 2019
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Allowance for loan losses:
One- to four-family first mortgage	$2,136	$(4)	$—	$271	$2,403
Home equity loans and lines	1,079	(42)	10	41	1,088
Commercial real estate	6,125	(139)	—	829	6,815
Construction and land	2,285	—	—	(113)	2,172
Multi-family residential	550	—	—	22	572
Commercial and industrial	3,228	(744)	23	1,343	3,850
Consumer	945	(189)	34	(92)	698
Total allowance for loan losses	$16,348	$(1,118)	$67	$2,301	$17,598

Credit Quality
The following table presents the Company’s loan portfolio by credit quality classification and origination year as of September 30, 2020

	Term Loans by Origination Year
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$41,018	$70,884	$50,516	$51,480	$39,087	$128,564	$18,474	$1,149	$401,172
Special Mention	—	123	170	796	23	1,057	—	—	2,169
Substandard	134	—	—	239	1,270	4,298	—	—	5,941
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$41,152	$71,007	$50,686	$52,515	$40,380	$133,919	$18,474	$1,149	$409,282

Home equity loans and lines:
Pass	$707	$1,341	$2,155	$1,133	$2,098	$6,409	$53,065	$420	$67,328
Special Mention	—	43	—	43	—	77	—	166	329
Substandard	—	—	—	1	—	108	—	—	109
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$707	$1,384	$2,155	$1,177	$2,098	$6,594	$53,065	$586	$67,766

Commercial real estate:
Pass	$161,064	$167,785	$99,240	$106,999	$63,987	$71,310	$18,890	$55	$689,330
Special Mention	1,015	—	—	54	54	—	—	—	1,123
Substandard	475	1,758	2,285	321	2,306	10,040	—	—	17,185
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$162,554	$169,543	$101,525	$107,374	$66,347	$81,350	$18,890	$55	$707,638

Construction and land:
Pass	$56,923	$99,081	$19,765	$5,858	$2,735	$2,109	$2,141	$449	$189,061
Special Mention	875	—	—	—	—	624	—	10,415	11,914
Substandard	—	53	—	—	285	262	—	—	600
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$57,798	$99,134	$19,765	$5,858	$3,020	$2,995	$2,141	$10,864	$201,575

	Term Loans by Origination Year
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total

Multi-family residential:
Pass	$34,726	$26,721	$10,466	$3,892	$2,944	$5,550	$2,121	$—	$86,420
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	92	—	—	—	107	—	—	199
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$34,726	$26,813	$10,466	$3,892	$2,944	$5,657	$2,121	$—	$86,619

Commercial and industrial:
Pass	$287,757	$35,391	$22,512	$7,150	$7,010	$3,030	$71,928	$506	$435,284
Special Mention	2,725	1,156	164	15	—	—	1,000	553	5,613
Substandard	27	—	433	25	156	18	1,924	—	2,583
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$290,509	$36,547	$23,109	$7,190	$7,166	$3,048	$74,852	$1,059	$443,480

Consumer:
Pass	$4,533	$3,312	$1,399	$2,388	$1,383	$19,357	$6,090	$15	$38,477
Special Mention	—	—	4	—	21	159	—	—	184
Substandard	—	29	2	15	16	213	1	—	276
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$4,533	$3,341	$1,405	$2,403	$1,420	$19,729	$6,091	$15	$38,937

Total loans:
Pass	$586,728	$404,515	$206,053	$178,900	$119,244	$236,329	$172,709	$2,594	$1,907,072
Special Mention	4,615	1,322	338	908	98	1,917	1,000	11,134	21,332
Substandard	636	1,932	2,720	601	4,033	15,046	1,925	—	26,893
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$591,979	$407,769	$209,111	$180,409	$123,375	$253,292	$175,634	$13,728	$1,955,297

The following tables present the Company’s loan portfolio by credit quality classification as of December 31, 2019.

	December 31, 2019
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$248,483	$730	$2,133	$—	$251,346
Home equity loans and lines	56,029	53	882	—	56,964
Commercial real estate	517,615	207	11,317	—	529,139
Construction and land	164,310	8,107	1,270	—	173,687
Multi-family residential	48,661	—	—	—	48,661
Commercial and industrial	153,286	—	2,438	—	155,724
Consumer	35,545	46	89	—	35,680
Total originated loans	$1,223,929	$9,143	$18,129	$—	$1,251,201
Acquired loans:
One- to four-family first mortgage	$173,482	$1,429	$4,563	$—	$179,474
Home equity loans and lines	22,370	128	350	—	22,848
Commercial real estate	181,090	1,593	10,985	—	193,668
Construction and land	19,877	747	1,437	—	22,061
Multi-family residential	5,487	502	219	—	6,208
Commercial and industrial	24,856	56	4,065	—	28,977
Consumer	9,668	166	90	—	9,924
Total acquired loans	$436,830	$4,621	$21,709	$—	$463,160
Total loans:
One- to four-family first mortgage	$421,965	$2,159	$6,696	$—	$430,820
Home equity loans and lines	78,399	181	1,232	—	79,812
Commercial real estate	698,705	1,800	22,302	—	722,807
Construction and land	184,187	8,854	2,707	—	195,748
Multi-family residential	54,148	502	219	—	54,869
Commercial and industrial	178,142	56	6,503	—	184,701
Consumer	45,213	212	179	—	45,604
Total loans	$1,660,759	$13,764	$39,838	$—	$1,714,361
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

Age analysis of past due loans as of the dates indicated are as follows.

	September 30, 2020
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$500	$36	$1,147	$1,683	$259,246	$260,929
Home equity loans and lines	106	—	45	151	51,491	51,642
Commercial real estate	75	—	7,000	7,075	533,126	540,201
Construction and land	525	—	—	525	186,044	186,569
Multi-family residential	1,499	—	—	1,499	79,692	81,191
Total real estate loans	2,705	36	8,192	10,933	1,109,599	1,120,532
Other loans:
Commercial and industrial	638	—	607	1,245	422,464	423,709
Consumer	221	52	130	403	31,950	32,353
Total other loans	859	52	737	1,648	454,414	456,062
Total originated loans	$3,564	$88	$8,929	$12,581	$1,564,013	$1,576,594
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$3,567	$437	$1,210	$5,214	$143,139	$148,353
Home equity loans and lines	44	—	20	64	16,060	16,124
Commercial real estate	1,860	—	4,198	6,058	161,379	167,437
Construction and land	—	—	434	434	14,572	15,006
Multi-family residential	—	—	—	—	5,428	5,428
Total real estate loans	5,471	437	5,862	11,770	340,578	352,348
Other loans:
Commercial and industrial	4	—	945	949	18,822	19,771
Consumer	67	23	63	153	6,431	6,584
Total other loans	71	23	1,008	1,102	25,253	26,355
Total acquired loans	$5,542	$460	$6,870	$12,872	$365,831	$378,703
Total loans:
Real estate loans:
One- to four-family first mortgage	$4,067	$473	$2,357	$6,897	$402,385	$409,282
Home equity loans and lines	150	—	65	215	67,551	67,766
Commercial real estate	1,935	—	11,198	13,133	694,505	707,638
Construction and land	525	—	434	959	200,616	201,575
Multi-family residential	1,499	—	—	1,499	85,120	86,619
Total real estate loans	8,176	473	14,054	22,703	1,450,177	1,472,880
Other loans:
Commercial and industrial	642	—	1,552	2,194	441,286	443,480
Consumer	288	75	193	556	38,381	38,937
Total other loans	930	75	1,745	2,750	479,667	482,417
Total loans	$9,106	$548	$15,799	$25,453	$1,929,844	$1,955,297

	December 31, 2019
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,524	$173	$967	$2,664	$248,682	$251,346
Home equity loans and lines	174	—	98	272	56,692	56,964
Commercial real estate	1,124	1,448	8,056	10,628	518,511	529,139
Construction and land	—	—	1,171	1,171	172,516	173,687
Multi-family residential	—	—	—	—	48,661	48,661
Total real estate loans	2,822	1,621	10,292	14,735	1,045,062	1,059,797
Other loans:
Commercial and industrial	213	100	869	1,182	154,542	155,724
Consumer	533	57	34	624	35,056	35,680
Total other loans	746	157	903	1,806	189,598	191,404
Total originated loans	$3,568	$1,778	$11,195	$16,541	$1,234,660	$1,251,201
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$4,555	$1,116	$1,108	$6,779	$172,695	$179,474
Home equity loans and lines	267	93	330	690	22,158	22,848
Commercial real estate	337	466	1,945	2,748	190,920	193,668
Construction and land	413	—	1,170	1,583	20,478	22,061
Multi-family residential	—	—	—	—	6,208	6,208
Total real estate loans	5,572	1,675	4,553	11,800	412,459	424,259
Other loans:
Commercial and industrial	3	57	792	852	28,125	28,977
Consumer	259	127	60	446	9,478	9,924
Total other loans	262	184	852	1,298	37,603	38,901
Total acquired loans	$5,834	$1,859	$5,405	$13,098	$450,062	$463,160
Total loans:
Real estate loans:
One- to four-family first mortgage	$6,079	$1,289	$2,075	$9,443	$421,377	$430,820
Home equity loans and lines	441	93	428	962	78,850	79,812
Commercial real estate	1,461	1,914	10,001	13,376	709,431	722,807
Construction and land	413	—	2,341	2,754	192,994	195,748
Multi-family residential	—	—	—	—	54,869	54,869
Total real estate loans	8,394	3,296	14,845	26,535	1,457,521	1,484,056
Other loans:
Commercial and industrial	216	157	1,661	2,034	182,667	184,701
Consumer	792	184	94	1,070	44,534	45,604
Total other loans	1,008	341	1,755	3,104	227,201	230,305
Total loans	$9,402	$3,637	$16,600	$29,639	$1,684,722	$1,714,361

At September 30, 2020, $10,000 of loans were greater than 90 days past due and accruing. At December 31, 2019, excluding PCI loans, the Company did not have any loans greater than 90 days past due and accruing.

The following table summarizes information pertaining to nonaccrual loans as of dates indicated.

	September 30, 2020			December 31, 2019
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total(1)	Total(2)
Nonaccrual loans:
One- to four-family first mortgage	$4,609	$—	$4,609	$3,948
Home equity loans and lines	109	—	109	1,244
Commercial real estate	15,486	—	15,486	13,325
Construction and land	515	—	515	2,469
Multi-family residential	95	—	95	—
Commercial and industrial	1,750	—	1,750	3,224
Consumer	279	—	279	176
Total	$22,843	$—	$22,843	$24,386
(1)Due to the adoption of ASC Topic 326, PCD loans of $2.1 million are included in nonaccrual loans at September 30, 2020. Prior to January 1, 2020, these loans were classified as PCI and excluded from nonperforming loans because they continued to earn interest income from the accretable yield at the pool level. At adoption, the pools were discontinued and performance is based on contractual terms for individual loans.
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

Collateral Dependent Loans
The Company held loans that were individually evaluated for impairment at September 30, 2020 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:
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
The table below summarizes collateral dependent loans and the related ACL at September 30, 2020 for which the borrower is experiencing financial difficulty.

(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$—	$—
Home equity loans and lines	—	—
Commercial real estate	7,236	689
Construction and land	—	—
Multi-family residential	—	—
Commercial and industrial	612	431
Consumer	—	—
Total	$7,848	$1,120

At September 30, 2020, collateral dependent commercial real estate loans included one loan acquired with deteriorated credit quality totaling $1.9 million.

Foreclosed Assets and ORE
Foreclosed assets and ORE include real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets and ORE totaled $1,985,000 and 4,156,000 at September 30, 2020 and December 31, 2019, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

The carrying amount of foreclosed residential real estate properties held at September 30, 2020 and December 31, 2019 totaled $996,000 and $1,737,000, respectively.

Foreclosed assets and ORE included certain bank buildings that meet the criteria to be classified as assets held for sale. The carrying value of these assets totaled $729,000 and $1,275,000 at September 30, 2020 and December 31, 2019, respectively. During the nine months ended September 30, 2020, the Company sold five of these properties, with a total carrying value of $410,000, for a gain of $64,000 recorded in foreclosed assets and ORE, net expense on the Consolidated Statements of Income. The expected timing of the sale of the remaining properties is uncertain due to the effects of the COVID-19 pandemic.
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
As of September 30, 2020, the Company had modified loans with an aggregate outstanding loan balance of $70.2 million, or 4% of total outstanding loans, via payment relief in the nature of principal and/or interest deferrals for 90 days. These modifications were done in accordance with Section 4013 of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act and the Interagency Statement on Loan Modifications on Reporting for Financial Institutions Working With Customers Affected by the Coronavirus. Accordingly, these loans were not categorized as TDRs.

The following table summarizes information pertaining to TDRs modified during the periods indicated.

	Nine Months Ended September 30,
	2020			2019
(dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Troubled debt restructurings:
One- to four-family first mortgage	7	$990	$385	6	$924	$911
Home equity loans and lines	—	—	—	—	—	—
Commercial real estate	4	1,044	992	1	89	88
Construction and land	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	3	41	38	—	—	—
Other consumer	2	13	10	2	11	10
Total	16	$2,088	$1,425	9	$1,024	$1,009

Two residential mortgages totaling $543,000, one commercial real estate loan totaling $77,000 and one consumer loan totaling $4,000 were modified during the nine months ended September 30, 2020 and defaulted during the same period. The defaults did not have a significant impact on our allowance for credit losses at September 30, 2020.

Two residential mortgages totaling $619,000 and one consumer loan totaling $6,000 were modified during nine months ended September 30, 2019 and defaulted within twelve months of modification. The defaults did not have a significant impact on our allowance for loan losses at September 30, 2019.
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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. During the next twelve months, the Company estimates that an additional $63,000 will be reclassified as additional interest expense.

Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Financial Condition as of September 30, 2020.

	Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$40,000	$87

Netting adjustments		—

Less: Cash posted as collateral(2)		(87)
Net derivative amounts		$—

(1)Derivative liabilities are reported at fair value in accrued interest payable and other liabilities in the Consolidated Statements of Financial Condition.
(2)Cash posted as collateral is held by the Company's derivative counterparties. At September 30, 2020, the Company had excess collateral compared to total exposure due to initial margin requirements for day-to-day volatility. The excess collateral is not reflected above.

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income as of September 30, 2020.

	Three Months Ended September 30, 2020
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$60	$60	Interest expense	$(16)	$(16)

	Nine Months Ended September 30, 2020
	Amount of Loss Recognized in OCI		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$(110)	$(110)	Interest expense	$(28)	$(28)

Effect of Cash Flow Hedge Accounting on the Consolidated Statements of Income
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income as of September 30, 2020.

(dollars in thousands)	Location of Loss Reclassified from AOCI into Income	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Effects of cash flow hedging
Interest rate swaps - variable rate liabilities	Interest expense	$(16)	$(28)

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

As of September 30, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $87,000. As of September 30, 2020, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and posted collateral of $493,000 in excess of thresholds. If the Company had breached any of these provisions at September 30, 2020, it could have been required to settle its obligations under the agreements at their termination value of $87,000.
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
Management primarily identifies investment securities which may have traded in illiquid or inactive markets, by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of September 30, 2020, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

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

The following tables present the balances of assets measured for fair value on a recurring basis as of September 30, 2020 and December 31, 2019.

(dollars in thousands)	September 30, 2020	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$123,152	$—	$123,152	$—
Collateralized mortgage obligations	99,157	—	99,157	—
Municipal bonds	20,817	—	20,817	—
U.S. government agency	6,413	—	6,413	—
Corporate bonds	2,039	—	2,039	—
Total	$251,578	$—	$251,578	$—

Liabilities
Derivative liabilities(1)	$87	$—	$87	$—

(1)For more information, refer to Note 6. Derivatives and Hedging Activities.

(dollars in thousands)	December 31, 2019	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$95,172	$—	$95,172	$—
Collateralized mortgage obligations	142,451	—	142,451	—
Municipal bonds	16,005	—	16,005	—
U.S. government agency	3,693	—	3,693	—
Total	$257,321	$—	$257,321	$—
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

		Fair Value Measurements Using
(dollars in thousands)	September 30, 2020	Level 1	Level 2	Level 3
Assets
Individually evaluated for impairment	$6,728	$—	$—	$6,728
Foreclosed assets and ORE	1,985	—	—	1,985
Total	$8,713	$—	$—	$8,713

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2019	Level 1	Level 2	Level 3
Assets
Individually evaluated for impairment	$7,365	$—	$—	$7,365
Foreclosed assets and ORE	4,156	—	—	4,156
Total	$11,521	$—	$—	$11,521

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of September 30, 2020:
Individually evaluated for impairment	$6,728	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	3% - 80%	14%
Foreclosed assets and ORE	$1,985	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 52%	12%
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2019:
Individually evaluated for impairment	$7,365	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 84%	13%
Foreclosed assets and ORE	$4,156	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 61%	14%

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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at September 30, 2020
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$185,836	$185,836	$185,836	$—	$—
Interest-bearing deposits in banks	349	349	349	—	—
Investment securities available for sale	251,578	251,578	—	251,578	—
Investment securities held to maturity	2,942	3,008	—	3,008	—
Mortgage loans held for sale	21,045	21,045	—	21,045	—
Loans, net	1,922,295	1,945,125	—	1,938,397	6,728
Cash surrender value of BOLI	40,184	40,184	40,184	—	—
Financial Liabilities
Deposits	$2,207,494	$2,210,331	$—	$2,210,331	$—
Other borrowings	5,539	6,233	—	6,233	—
Long-term FHLB advances	31,445	32,399	—	32,399	—
Derivative liabilities(1)	87	87	—	87	—
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
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and the Bank, from December 31, 2019 through September 30, 2020 and on its results of operations for the three and nine months ended September 30, 2020 and 2019. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

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

EXECUTIVE OVERVIEW
The Company reported net income for the third quarter of 2020 of $8.8 million, or $1.01 diluted EPS, compared to $6.9 million, or $0.75 diluted EPS, reported for the third quarter of 2019. For the nine months ended September 30, 2020, the Company reported net income of $13.2 million, or $1.51 diluted EPS, compared to $21.3 million, or $2.32 diluted EPS, reported for the nine months ended September 30, 2019.

Key components of the Company’s performance during the three and nine months ended September 30, 2020 include:

•Assets increased $378.7 million, or 17.2%, from December 31, 2019 to $2.6 billion at September 30, 2020.

•Total loans were $2.0 billion, up $240.9 million, or 14.1%, from December 31, 2019, primarily due to the recorded net investment in PPP loans of $254.5 million.

•On January 1, 2020, the Company adopted the CECL framework, which resulted in a $7.0 million, or 39.2%, increase in the ACL at the adoption date.

•The Company recorded no provisions for credit losses for the third quarter of 2020 primarily due to limited changes to our assessment of the economic impact of the COVID-19 pandemic and the absence of loan growth from the previous quarter. In the aggregate, the provisions for credit losses on loans and unfunded lending commitments totaled $14.0 million for the nine months ended September 30, 2020.

•The ALL totaled $33.0 million, or 1.69% of total loans, at September 30, 2020. The ACL, which includes the allowance for unfunded lending commitments, totaled $36.6 million, or 1.87% of total loans at September 30, 2020. Excluding PPP loans, the ratios of ALL to total loans and ACL to total loans were 1.94% and 2.15%, respectively.

•Nonperforming assets were down $3.7 million, or 13.0%, from the December 31, 2019.

•Total deposits increased $386.5 million, or 21.2%, from December 31, 2019 to $2.2 billion at September 30, 2020.

•The net interest margin was 3.82% for the third quarter of 2020, down 30 bps compared to the third quarter of 2019, and 3.91% for the nine months ended September 30, 2020, down 39 bps compared to the nine months ended September 30, 2019, primarily due to the decrease in the average yield on interest-earning assets during 2020.

•The average yield paid on total interest-bearing deposits was 0.60%, down 56 bps from the third quarter of 2019. For the nine months ended September 30, 2020, the average yield paid on total interest-bearing deposits was 0.80%, down 29 bps from the nine months ended September 30, 2019.

•Noninterest income decreased $980,000, or 20.5%, and $661,000, or 6.1%, for the three and nine months ended September 30, 2020, respectively, from the comparable periods in 2019. Income from BOLI for the for the three months ended September 30, 2019 included a non-taxable death benefit of $1.2 million. For the nine months ended September 30, 2019, the impact of the BOLI benefit on noninterest income was partially offset by asset write-downs totaling $347,000 (pre-tax) recorded during the second quarter of 2019.

•Noninterest expense for the third quarter of 2020 decreased $494,000, or 3.0%, compared to the third quarter of 2019 primarily due to decreases in compensation and benefits (down $526,000), marketing and advertising (down $130,000) and occupancy expenses (down $105,000), partiality offset by an increase in regulatory fees (up $399,000). For the nine months ended September 30, 2020, noninterest expense was up $404,000, or 0.8%, from the comparable period in 2019 primarily due to the provisions for credit losses on unfunded lending commitments recorded during the first half of 2020 ($1.3 million) and an increase in data processing and communication expense (up $648,000), partially offset by decreases in compensation and benefits (down $459,000), occupancy (down $330,000), marketing and advertising (down $251,000) and other expenses (down $489,000).

COVID-19 RESPONSE
Banking operations have not been restrained by state and local government COVID-19 restrictions. However, we have adapted to protect our employees and customers by working remotely, enhancing cleaning procedures, and enacting several other measures to reduce the risk of transmission of the virus. State government imposed restrictions were relaxed in September 2020 within our Louisiana and Mississippi markets, though the states have not fully reopened. The changes in restrictions primarily increased capacity limits of certain businesses and relaxed social distancing guidelines.

During the second and third quarters of 2020, the Company funded approximately 3,072 loans totaling $262.2 million under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"). At September 30, 2020, the total recorded net investment in PPP loans was $254.5 million, of which approximately 2,160 loans with an aggregate outstanding balance of $35.2 million were for amounts of $50,000 or less.

To give immediate financial support to our customers, the Company began providing principal and/or interest payment relief options in March 2020. When we last reported the level of such deferrals in our second quarter Form 10-Q (as of August 4, 2020), $113.9 million, or 6% of total loans, were under deferral agreements. As of September 30, 2020, the level of deferrals decreased to $70.2 million, or 4% of total loans. The level of COVID-19 related deferrals formerly totaled $558.8 million, or 28% of total loans, at June 30, 2020. Of the loans that have exited deferral agreements, $469.0 million, or 98%, were current and performing as of September 30, 2020.
FINANCIAL CONDITION

Loans, Allowance for Credit Losses and Asset Quality

Loans
Loans outstanding at September 30, 2020 were $2.0 billion, an increase of $240.9 million, or 14.1%, from December 31, 2019 primarily due to PPP loans. At September 30, 2020, the total recorded investment in PPP loans was $254.5 million, which is included with commercial and industrial loans. The recorded investment in PPP loans is net of $7.6 million in deferred lender fees, which will be amortized into interest income over the life of the loans. Excluding PPP loans, loans decreased $13.6 million, or 0.8%, from December 31, 2019.
The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

	September 30,	December 31,	Increase/(Decrease)
(dollars in thousands)	2020	2019	Amount	Percent
Real estate loans:
One-to four-family first mortgage	$409,282	$430,820	$(21,538)	(5.0)%
Home equity loans and lines	67,766	79,812	(12,046)	(15.1)
Commercial real estate	707,638	722,807	(15,169)	(2.1)
Construction and land	201,575	195,748	5,827	3.0
Multi-family residential	86,619	54,869	31,750	57.9
Total real estate loans	1,472,880	1,484,056	(11,176)	(0.8)%
Other loans:
Commercial and industrial	443,480	184,701	258,779	140.1
Consumer	38,937	45,604	(6,667)	(14.6)
Total other loans	482,417	230,305	252,112	109.5
Total loans	$1,955,297	$1,714,361	$240,936	14.1%

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

The ACL and ALL policies described below are supplemented by periodic reviews and validations performed by independent loan reviewers. The results of the reviews are reported to the Audit Committee of the Board of Directors. The establishment of the ACL and ALL is and was significantly affected by management judgment. There is likelihood that different amounts would be reported under different conditions or assumptions. Federal regulatory agencies, as an integral part of their examination process, periodically review our ACL and ALL. Such agencies may require management to make additional provisions for estimated losses based upon judgments different from those of management.

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

Reserve Build and Additional Information on Loan Portfolio Composition
At September 30, 2020, the ALL totaled $33.0 million, or 1.69% of total loans, and the ACL, which includes the reserve for unfunded lending commitments, totaled $36.6 million, or 1.87% of total loans. The Company recorded no provision for loan losses for the third quarter of 2020 primarily due to limited changes in our assessment of the economic impact of the COVID-19 pandemic, our assessment of all other risk factors in the loan portfolio and the absence of loan growth from the previous quarter. For the nine months ended September 30, 2020, the provision for loan losses was $12.7 million, up $10.4 million from the nine months ended September 30, 2019. The provision for loan losses during 2020 reflected our assessment of the change in expected losses due primarily to the economic impact of the COVID-19 pandemic.
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

The following table provides a summary of the loan portfolio and related reserves at September 30, 2020. We have separately identified certain information regarding PPP loans which, due to the existence of full repayment guarantees from the SBA as well as the likelihood that the vast majority of such loans will be forgiven, we believe entail minimal credit risk to the Company.

(dollars in thousands)	Total Loans	PPP Loans	Total ACL	ACL to Total Loans	ACL to Total Non-PPP Loans
September 30, 2020
Retail CRE	$189,757	$—	$6,833	3.60%	3.60%
Hotels and short-term rentals	100,029	4,067	5,099	5.10	5.31
Restaurants and bars	92,715	31,488	3,108	3.35	5.08
Energy	31,652	—	1,701	5.37	5.37
Credit cards	3,725	—	375	10.07	10.07
Other loans	1,537,419	218,932	15,886	1.03	1.20
Total	$1,955,297	$254,487	$33,002	1.69%	1.94%

Unfunded lending commitments(2)	—	—	3,637	—	—
Total	$1,955,297	$254,487	$36,639	1.87%	2.15%

(1)At September 30, 2020, the allowance of $3.6 million related to unfunded lending commitments of $326.8 million. The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.

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
At September 30, 2020 and December 31, 2019, loans identified as impaired and individually evaluated for impairment were $7.8 million and $8.7 million, respectively. Due to the adoption of ASC Topic 326, total loans identified as impaired and individually evaluated at September 30, 2020 included $2.2 million of acquired loans, of which $1.9 million was acquired with deteriorated credit quality. Under the former accounting guidance, acquired loans were evaluated on a pool basis and excluded from total loans individually evaluated for impairment at December 31, 2019.
The following tables provide a summary of loans individually evaluated for impairment as of the dates indicated.

	September 30, 2020
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated for Impairment
One- to four-family first mortgage	$—	$—	—%
Home equity loans and lines	—	—	—
Commercial real estate	7,236	689	9.52
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	612	431	70.42
Consumer	—	—	—
Total	$7,848	$1,120	14.27%

	December 31, 2019
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated for Impairment
One- to four-family first mortgage	$187	$—	—%
Home equity loans and lines	784	348	44.39
Commercial real estate	6,518	298	4.57
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	1,223	701	57.32
Consumer	—	—	—
Total	$8,712	$1,347	15.46%

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
At September 30, 2020 and December 31, 2019, substandard loans, excluding acquired loans, were $12.7 million and $18.1 million, respectively. At September 30, 2020 and December 31, 2019, acquired loans classified as substandard were $14.2 million and $21.7 million, respectively. There were no assets classified as doubtful or loss at September 30, 2020 and December 31, 2019.
The following tables provide a summary of loans classified as special mention and substandard as of the dates indicated.

	September 30,	December 31,	Increase/(Decrease)
(dollars in thousands)	2020	2019	Amount	Percent
Special Mention Loans
One- to four-family first mortgage	$2,169	$2,159	$10	0.5%
Home equity loans and lines	329	181	148	81.8
Commercial real estate	1,123	1,800	(677)	(37.6)
Construction and land	11,914	8,854	3,060	34.6
Multi-family residential	—	502	(502)	(100.0)
Commercial and industrial	5,613	56	5,557	9923.2
Consumer	184	212	(28)	(13.2)
Total special mention loans	$21,332	$13,764	$7,568	55.0%

	September 30,	December 31,	Increase/(Decrease)
(dollars in thousands)	2020	2019	Amount	Percent
Substandard Loans
One- to four-family first mortgage	$5,941	$6,696	$(755)	(11.3)%
Home equity loans and lines	109	1,232	(1,123)	(91.2)
Commercial real estate	17,185	22,302	(5,117)	(22.9)
Construction and land	600	2,707	(2,107)	(77.8)
Multi-family residential	199	219	(20)	(9.1)
Commercial and industrial	2,583	6,503	(3,920)	(60.3)
Consumer	276	179	97	54.2
Total substandard loans	$26,893	$39,838	$(12,945)	(32.5)%
Substandard loans decreased $12.9 million, or 32.5%, from December 31, 2019 to $26.9 million at September 30, 2020 primarily due to pay-downs.
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

	September 30, 2020			December 31, 2019
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans(2):
Real estate loans:
One- to four-family first mortgage	$2,287	$2,322	$4,609	$2,133	$1,815	$3,948
Home equity loans and lines	73	36	109	883	361	1,244
Commercial real estate	9,062	6,424	15,486	8,750	4,575	13,325
Construction and land	—	515	515	1,170	1,299	2,469
Multi-family residential	—	95	95	—	—	—
Other loans:
Commercial and industrial	607	1,143	1,750	1,603	1,621	3,224
Consumer	175	104	279	89	87	176
Total nonaccrual loans	12,204	10,639	22,843	14,628	9,758	24,386
Accruing loans 90 days or more past due	10	—	10	—	—	—
Total nonperforming loans	12,214	10,639	22,853	14,628	9,758	24,386
Foreclosed assets and ORE	956	1,029	1,985	1,793	2,363	4,156
Total nonperforming assets	13,170	11,668	24,838	16,421	12,121	28,542
Performing troubled debt restructurings	910	480	1,390	1,903	475	2,378
Total nonperforming assets and troubled debt restructurings	$14,080	$12,148	$26,228	$18,324	$12,596	$30,920
Nonperforming loans to total loans			1.17%			1.42%
Nonperforming loans to total assets			0.89%			1.11%
Nonperforming assets to total assets			0.96%			1.30%
(1)Due to the adoption of ASC Topic 326, PCD loans of $2.1 million are included in nonperforming acquired loans at September 30, 2020. Prior to January 1, 2020, these loans were classified as PCI and excluded from nonperforming loans because they continued to earn interest income from the accretable yield at the pool level. At adoption, the pools were discontinued and performance is based on contractual terms for individual loans. Refer to Note 2 to the Consolidated Financial statements for more information on the adoption of ASC Topic 326. At December 31, 2019, PCI loans that were 90 days or more past due totaled $2.2 million and were accounted for under ASC 310-30.
(2)Nonaccrual loans include originated restructured loans placed on nonaccrual totaling $7.2 million and $7.6 million at September 30, 2020 and December 31, 2019, respectively. Acquired restructured loans placed on nonaccrual totaled $1.2 million and $2.2 million at September 30, 2020 and December 31, 2019, respectively.

As previously indicated, as a result of Section 4013 of the CARES Act and recent interagency guidance issued by Federal banking regulators, modifications, such as deferrals of principal and/or interest payments, to borrowers affected by the COVID-19 pandemic are not deemed to be TDRs if such modifications are made on loans that were current as of December 31, 2019. Such deferrals and loan modifications totaled $70.2 million, or 4% of total loans at September 30, 2020 compared to $558.8 million (28% of total loans) at June 30, 2020. We will continue to follow the guidance of Federal banking regulators in making any TDR determinations.

Investment Securities
The Company’s investment securities portfolio totaled $254.5 million as of September 30, 2020, a decrease of $10.0 million, or 3.8%, from December 31, 2019. At September 30, 2020, the Company had a net unrealized gain on its available for sale investment securities portfolio of $6.7 million, compared to a net unrealized gain of $876,000 at December 31, 2019.
The following table summarizes activity in the Company’s investment securities portfolio during the first nine months of 2020.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2019	$257,321	$7,149
Purchases	57,187	—
Sales	—	—
Principal maturities, prepayments and calls	(66,653)	(4,130)
Amortization of premiums and accretion of discounts	(2,092)	(77)
Increase in market value	5,815	—
Balance, September 30, 2020	$251,578	$2,942

Funding Sources
Deposits
Deposits totaled $2.2 billion at September 30, 2020, an increase of $386.5 million, or 21.2%, compared to December 31, 2019. The following table summarizes the changes in the Company’s deposits from December 31, 2019 to September 30, 2020.

	September 30,	December 31,	Increase/(Decrease)
(dollars in thousands)	2020	2019	Amount	Percent
Demand deposit	$629,345	$437,828	$191,517	43.7%
Savings	242,849	201,887	40,962	20.3
Money market	336,310	273,741	62,569	22.9
NOW	620,081	512,054	108,027	21.1
Certificates of deposit	378,909	395,465	(16,556)	(4.2)
Total deposits	$2,207,494	$1,820,975	$386,519	21.2%
The average rate paid on interest-bearing deposits was 0.60% for the third quarter of 2020, down 56 bps compared to the third quarter of 2019. For the nine months ended September 30, 2020, the average rate paid on interest-bearing deposits was 0.80%, down 29 bps from the comparable period in 2019.
At September 30, 2020, certificates of deposit maturing within the next 12 months totaled $290.8 million.

Federal Home Loan Bank Advances
The average balance of total FHLB advances was $34.6 million for the third quarter of 2020, down $16.6 million compared to the third quarter of 2019. The average yield paid on total FHLB advances for the third quarter of 2020 was 1.73%, down 7 bps compared to the third quarter of 2019.
For the nine months ended September 30, 2020, the average balance of total FHLB advances was $50.2 million, down $5.3 million compared to the nine months ended September 30, 2019. The average yield paid on total FHLB advances for the nine months ended September 30, 2020 was 1.44%, down 36 bps compared to the nine months ended September 30, 2019.
At September 30, 2020, the Company had $31.4 million in total outstanding FHLB advances and had $775.3 million in additional FHLB advances available.

Shareholders’ Equity
Shareholders’ equity decreased $3.0 million, or 0.9%, from $316.3 million at December 31, 2019 to $313.3 million at September 30, 2020. The Company’s purchases of its common stock during the nine months ended September 30, 2020 and the transition adjustment for the adoption of ASC Topic 326 on January 1, 2020 decreased shareholders' equity by $11.6 million and $4.7 million, respectively. These decreases were partially offset by the net positive impact of comprehensive income of $17.7 million less cash dividends of $6.0 million for the nine months ended September 30, 2020.
At September 30, 2020, the Bank had regulatory capital amounts that were well in excess of regulatory requirements. The following table presents actual and required capital ratios for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2020 based on the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$237,231	14.03%	$118,367	7.00%	$109,912	6.50%
Tier 1 risk-based capital	237,231	14.03	143,732	8.50	135,277	8.00
Total risk-based capital	258,559	15.29	177,551	10.50	169,096	10.00
Tier 1 leverage capital	237,231	9.44	100,546	4.00	125,682	5.00

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

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At September 30, 2020, certificates of deposit maturing within the next 12 months totaled $290.8 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of securities available for sale, the Company has significant borrowing capacity available to fund liquidity needs. In recent years, the Company has utilized borrowings as a cost efficient addition to deposits as a source of funds. Borrowings consist of advances from the FHLB of Dallas, of which the Company is a member. Under terms of the collateral agreement with the FHLB, the Company pledges residential mortgage loans and investment securities as well as the Company’s stock in the FHLB as collateral for such advances. For the three months ended September 30, 2020, the average balance of outstanding FHLB advances was $34.6 million. At September 30, 2020, the Company had $31.4 million in total outstanding FHLB advances and had $775.3 million in additional FHLB advances available.

The following table summarizes the Company's primary and secondary sources of liquidity as of the date indicated.

September 30,
(dollars in thousands)	2020
Cash and cash equivalents	$185,836
Unpledged investment securities, amortized cost	116,161
FHLB advance availability	775,313
Unsecured lines of credit	55,000
Federal Reserve discount window availability	500
Total primary and secondary liquidity	$1,132,810

Asset/Liability Management
The objective of asset/liability management is to implement strategies for the funding and deployment of the Company’s financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk. Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of September 30, 2020.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	2.1
100	1.2
(100)	(3.2)
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
The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of the periods indicated.

	Contract Amount
	September 30,	December 31,
(dollars in thousands)	2020	2019
Standby letters of credit	$6,388	$6,098
Available portion of lines of credit	267,546	247,670
Undisbursed portion of loans in process	85,371	111,466
Commitments to originate loans	142,400	87,446

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

RESULTS OF OPERATIONS
Net income for the third quarter of 2020 was $8.8 million, up $1.9 million, or 28.1%, compared to the third quarter of 2019. Diluted EPS for the third quarter of 2020 was $1.01, up $0.26 compared to the third quarter of 2019. The increase in net income for the third quarter of 2020 compared to the same period in 2019 was primarily due to a substantial decrease in interest expense and the absence of a provision for loan losses, partially offset by a reduction in income from BOLI due to a death benefit totaling $1.2 million received during the third quarter of 2019. The Company recorded no provision for loan losses for the third quarter of 2020 primarily due to limited changes in our assessment of the economic impact of the COVID-19 pandemic, our assessment of all other risk factors in the loan portfolio and the absence of loan growth from the previous quarter.

Net income for the nine months ended September 30, 2020 was $13.2 million, down $8.1 million, or 38.2%, compared to the nine months ended September 30, 2019. Diluted EPS for the nine months ended September 30, 2020 was $1.51, down $0.81 compared to the nine months ended September 30, 2019. The decrease in net income for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to the provisions for loan losses and unfunded lending commitments in the first and second quarters of 2020. In aggregate, the Company made provisions of $14.0 million to the allowances for loan losses and unfunded lending commitments during the nine months ended September 30, 2020, reflecting our assessment of expected losses due primarily to the economic impact of the COVID-19 pandemic.

Net Interest Income
Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 3.62% and 3.79% for the quarters ended September 30, 2020 and 2019, respectively, and 3.64% and 3.97% for the nine months ended September 30, 2020 and 2019, respectively.

Net interest income totaled $23.3 million for the third quarter of 2020, up $2.1 million, or 10.1%, compared to the third quarter of 2019. For the nine months ended September 30, 2020, net interest income totaled $67.0 million, up $2.3 million, or 3.5%, compared to the nine months ended September 30, 2019. Loan income from deferred PPP lender fees totaled $1.1 million during the third quarter of 2020 and $882,000 during the second quarter of 2020. The Company recognized $1.1 million and $1.9 million of PPP lender fees in loan interest income for the three and nine months ended September 30, 2020, respectively. The remaining balance of $7.6 million in deferred lender fees will be amortized into interest income over the life of the PPP loans.

Though net interest income increased, outstanding PPP loans negatively impacted the average loan yield by 34 bps and the net interest margin by 14 bps during the third quarter of 2020. During the nine months ended September 30, 2020, outstanding PPP loans negatively impacted the average loan yield by 19 bps and the net interest margin by 7 bps.

In addition, the increase in average cash and cash equivalents from the third quarter of 2019 to the third quarter of 2020 negatively impacted the average yield on total interest-earning assets and the net interest margin by 21 and 19 bps, respectively. For the nine months ended September 30, 2020, the increase in average cash and cash equivalents from the comparable period in 2019 negatively impacted the average yield on total interest-earning assets and the net interest margin by 15 and 12 bps, respectively. Average cash and cash equivalents are reflected in the increases in the average balances of other interest-earning assets. Average other interest-earning assets for the third quarter of 2020 were up $112.1 million compared to the average of $58.9 million during the third quarter of 2019. For the nine months ended September 30, 2020, average other interest-earning assets were up $71.7 million compared to the average of $56.8 million during the nine months ended September 30, 2019.

Acquired loan discount accretion included in interest income totaled $847,000 and $420,000 for the quarters ended September 30, 2020 and 2019, respectively. Acquired loan discount for the third quarter of 2019 was reduced by $680,000 (pre-tax) due to the write-off of the Company's FDIC loss sharing indemnification receivable. For the nine months ended September 30, 2020 and 2019, acquired loan discount accretion included in interest income totaled $2.4 million and $2.5 million, respectively.

The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 3.82% and 4.12% for the quarters ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, the Company's tax-equivalent net interest margin was 3.91% and 4.30%, respectively.

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

	Three Months Ended September 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$1,971,174	$24,769	4.94%	$1,698,046	$23,562	5.46%
Investment securities
Taxable	240,830	897	1.49	241,475	1,401	2.32
Tax-exempt (TE)	11,484	70	3.10	20,303	114	2.83
Total investment securities	252,314	967	1.56	261,778	1,515	2.36
Other interest-earning assets	170,957	106	0.25	58,878	397	2.68
Total interest-earning assets (TE)	2,394,445	$25,842	4.25	2,018,702	$25,474	4.98
Noninterest-earning assets	187,794			198,476
Total assets	$2,582,239			$2,217,178
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,195,455	$1,136	0.38%	$991,248	$2,215	0.89%
Certificates of deposit	381,949	1,232	1.28	392,214	1,835	1.86
Total interest-bearing deposits	1,577,404	2,368	0.60	1,383,462	4,050	1.16
Other borrowings	5,539	53	3.81	5,550	53	3.80
Short-term FHLB advances	—	—	—	22	—	2.45
Long term FHLB advances	34,612	149	1.73	51,144	230	1.80
Total interest-bearing liabilities	1,617,555	$2,570	0.63	1,440,178	$4,333	1.19
Noninterest-bearing liabilities	651,843			462,227
Total liabilities	2,269,398			1,902,405
Shareholders’ equity	312,841			314,773
Total liabilities and shareholders’ equity	$2,582,239			$2,217,178
Net interest-earning assets	$776,890			$578,524
Net interest spread (TE)		$23,272	3.62%		$21,141	3.79%
Net interest margin (TE)			3.82%			4.12%
(1)Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process.

	Nine Months Ended September 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$1,878,533	$72,839	5.12%	$1,671,348	$70,572	5.59%
Investment securities
Taxable	242,913	3,308	1.82	244,555	4,655	2.54
Tax-exempt (TE)	14,210	253	3.01	24,001	397	2.79
Total investment securities	257,123	3,561	1.88	268,556	5,052	2.56
Other interest-earning assets	128,518	361	0.37	56,808	1,140	2.68
Total interest-earning assets (TE)	2,264,174	$76,761	4.48	1,996,712	$76,764	5.10
Noninterest-earning assets	191,594			194,840
Total assets	$2,455,768			$2,191,552
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,114,205	$4,305	0.52%	$986,623	$6,318	0.86%
Certificates of deposit	388,642	4,742	1.63	381,148	4,798	1.68
Total interest-bearing deposits	1,502,847	9,047	0.80	1,367,771	11,116	1.09
Other borrowings	5,539	159	3.84	5,543	159	3.84
Short-term FHLB advances	10,795	23	0.28	22	—	2.58
Long term FHLB advances	39,415	520	1.76	55,466	751	1.80
Total interest-bearing liabilities	1,558,596	$9,749	0.84	1,428,802	$12,026	1.13
Noninterest-bearing liabilities	583,076			451,945
Total liabilities	2,141,672			1,880,747
Shareholders’ equity	314,096			310,805
Total liabilities and shareholders’ equity	$2,455,768			$2,191,552
Net interest-earning assets	$705,578			$567,910
Net interest spread (TE)		$67,012	3.64%		$64,738	3.97%
Net interest margin (TE)			3.91%			4.30%
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020 Compared to 2019			2020 Compared to 2019
	Change Attributable To			Change Attributable To
			Total Increase/			Total Increase/
(dollars in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest income:
Loans receivable	$(2,372)	$3,579	$1,207	$(1,301)	$3,568	$2,267
Investment securities	(485)	(63)	(548)	(920)	(571)	(1,491)
Other interest-earning assets	(704)	413	(291)	(797)	18	(779)
Total interest income	(3,561)	3,929	368	(3,018)	3,015	(3)
Interest expense:
Savings, checking and money market accounts	(1,409)	330	(1,079)	(1,573)	(440)	(2,013)
Certificates of deposit	(560)	(43)	(603)	(69)	13	(56)
FHLB advances	(8)	(73)	(81)	(106)	(102)	(208)
Total interest expense	(1,977)	214	(1,763)	(1,748)	(529)	(2,277)
Increase (decrease) in net interest income	$(1,584)	$3,715	$2,131	$(1,270)	$3,544	$2,274

Noninterest Income
Noninterest income for the third quarter of 2020 totaled $3.8 million, down $980,000, or 20.5%, from $4.8 million earned for the same period in 2019. Noninterest income for the nine months ended September 30, 2020 totaled $10.3 million, down $661,000, or 6.1%, from $10.9 million earned for the same period in 2019.

Income from BOLI for the three and nine months ended September 30, 2020 was down $1.2 million, or 84.2%, and $1.1 million, or 60.8%, respectively, from the comparable periods in 2019. During the third quarter of 2019, the Company received a non-taxable BOLI benefit of $1.2 million following the death of a former employee.

Income from service fees and charges for the three and nine months ended September 30, 2020 was down $393,000, or 25.9%, and $867,000, or 19.7%, respectively, from the comparable periods in 2019. Service fees and charges decreased primarily due to a decline in income from overdraft fees on deposit accounts.

Gains on the sale of loans for the three and nine months ended September 30, 2020 were up $549,000, or 154.6%, and $1.1 million, or 143.1%, respectively, from the comparable periods in 2019. Due to the changes in the interest rate environment during 2020, borrowers found it advantageous to refinance residential mortgages.

Losses on the sale of assets for the nine months ended September 30, 2020 were down $325,000, or 96.7%, compared to the same period in 2019. During the second quarter of 2019, the Company recorded asset write-downs totaling $347,000 (pre-tax).

Noninterest Expense
Noninterest expense for the third quarter of 2020 totaled $16.1 million, down $494,000, or 3.0%, from the third quarter of 2019. Noninterest expense for the nine months ended September 30, 2020 totaled $48.3 million, up $404,000, or 0.8%, from the same period in 2019.

Compensation and benefits expense for the three and nine months ended September 30, 2020 was down $526,000, or 5.1%, and $459,000, or 1.6%, respectively, from the comparable periods in 2019 primarily due to decreases in health insurance costs and compensation expense related to the Company's ESOP driven primarily by the decline in market value of shares of the Company's common stock held by the ESOP.

Occupancy expense for the three and nine months ended September 30, 2020 was down $105,000, or 5.9%, and $330,000, or 6.1%, respectively, from the comparable periods in 2019. During the third quarter of 2020, occupancy expense decreased primarily due to a decline in building maintenance costs. Occupancy expense for nine months ended September 30, 2019 included $291,000 (pre-tax) of costs to terminate an office lease during the second quarter of 2019.

Marketing and advertising expense for the three and nine months ended September 30, 2020 was down $130,000, or 31.1%, and $251,000, or 25.2%, respectively, from the comparable periods in 2019 primarily due to a general decline across all marketing activities.

Data processing and communication expense for the three and nine months ended September 30, 2020 was up $87,000, or 4.9%, and $648,000, or 13.6%, respectively, from the comparable periods in 2019 primarily due to increased costs of software contracts.

Regulatory fees for the three and nine months ended September 30, 2020 were up $399,000, or 314.2%, and $287,000, or 40.0%, respectively, from the comparable periods in 2019 primarily due to an increase in FDIC assessments. Large provisions for loan losses, the impact of CECL adoption and dividends during the first half of 2020 reduced total shareholders' equity and resulted in a less favorable leverage ratio, which is used to compute FDIC assessments. In addition, the Company benefited from FDIC assessment credits during the third quarter of 2019. The credits were exhausted during the first quarter of 2020.

The provision for credit losses on unfunded lending commitments for the nine months ended September 30, 2020 totaled $1.3 million. The Company recorded no provision for credit losses on unfunded lending commitments for the third quarter of 2020 primarily due to limited changes in our assessment of the economic impact of the COVID-19 pandemic and the absence of growth in loan commitments from the previous quarter.

Other noninterest expense for the three and nine months ended September 30, 2020 was down $196,000, or 19.5%, and $489,000, or 16.0%, respectively, from the comparable periods in 2019 primarily due to declines in several expense categories.
Income Taxes
Income tax expense for the third quarter of 2020 increased $865,000, or 66.4%, compared to the third quarter of 2019 primarily due to an increase in taxable earnings. The Company recorded no provisions for credit losses on loans and unfunded lending commitments during the third quarter of 2020. During the third quarter of 2019, the Company received a non-taxable BOLI benefit of $1.2 million following the death of a former employee.

For the nine months ended September 30, 2020, income tax expense decreased $1.1 million, or 25.7%, from the comparable period in 2019 primarily due to the decrease in taxable earnings. The Company's effective tax rate for the three and six months ended June 30, 2020 was 19.8% and 19.1%, respectively, compared to 16.0% and 16.4%, respectively, from the comparable periods in 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at September 30, 2020 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

Item 4.	Controls and Procedures.
Our management evaluated, with the participation of our Chief Executive Officer and the Bank's Senior Vice President and Director of Financial Management (who was performing the duties of acting principal financial officer at the time of filing of this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and the Bank's Senior Vice President and Director of Financial Management (who was performing the duties of acting principal financial officer at the time of filing of this Form 10-Q have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
July 1 – July 31, 2020	10,894	$24.91	10,894	516,022
August 1 – August 31, 2020	53,296	24.71	53,296	462,726
September 1 – September 30, 2020	71,034	25.11	71,034	391,692
Total	135,224	$24.94	135,224	391,692
(1)During the third quarter of 2020, the Company completed the remaining share repurchases under the 2019 Repurchase Plan. On August 31, 2020, the Company announced the approval of a new repurchase program (the "2020 Repurchase Plan"). Under the 2020 Repurchase Plan, the Company may purchase up to 444,000 shares, or approximately 5% of the its common stock outstanding, through open market or privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits and Financial Statement Schedules.

No.	Description

31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer

32.0	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP, INC.

November 6, 2020	By:	/s/ John W. Bordelon
John W. Bordelon
Chairman of the Board, President and Chief Executive Officer

November 6, 2020	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank, N.A. Senior Vice President and Director of Financial Management (authorized to sign this report as acting principal financial officer at the time this Form 10-Q is signed)