Form 10-K
period 2020-12-31
HOME BANCORP, INC.
filed 2021-03-09
CIK 1436425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the 7,915,620 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $26.75 for the common stock on June 30, 2020, as reported by the Nasdaq Stock Market, was approximately $211.7 million. Shares of common stock held by the registrant’s executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of common stock outstanding as of March 5, 2021: 8,705,834
DOCUMENTS INCORPORATED BY REFERENCE
Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:
Portions of the definitive Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

HOME BANCORP, INC.
2020 ANNUAL REPORT ON FORM 10-K

GLOSSARY OF DEFINED TERMS
Below is a listing of certain acronyms, abbreviations and defined terms, among others, used throughout this Annual Report on Form 10-K. As used in this report, unless the context otherwise requires, the terms “we,” “our,” “us” or the “Company” refer to Home Bancorp, Inc., a Louisiana corporation, and the term “Bank” refers to Home Bank, National Association, a national bank and wholly-owned subsidiary of the Company (for periods prior to March 2, 2015, the term “Bank” refers to the predecessor federal savings bank, Home Bank). In addition, unless the context otherwise requires, references to the operations of the Company include the operations of the Bank.

ACL	–	Allowance for credit losses	ESOP	–	Employee Stock Ownership Plan
ALL	–	Allowance for loan losses	FDIC	–	Federal Deposit Insurance Corporation
AOCI	–	Accumulated other comprehensive income	FASB	–	Financial Accounting Standards Board
ASC	–	Accounting Standards Codification	FHLB	–	Federal Home Loan Bank
ASU	–	Accounting Standards Update	FRB or Federal Reserve	–	Board of Governors of the Federal Reserve System
Bank	–	Home Bank, N.A., a wholly-owned subsidiary of the Company	GAAP	–	Generally Accepted Accounting Principles in the United States of America
BOLI	–	Bank-owned life insurance	NMTC	–	New Markets Tax Credit(s)
bps	–	basis points, 100 basis points being equal to 1.0%	OCC	–	Office of the Comptroller of the Currency
C&D	–	Construction and land	OCI	–	Other comprehensive income
C&I	–	Commercial and industrial	ORE	–	Other real estate
CAA	–	Consolidated Appropriations Act	PCD	–	Purchased credit deteriorated
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act	PCI	–	Purchased credit impaired
CBLR	–	Community bank leverage ratio	PPP	–	Paycheck Protection Program
CECL	–	Current expected credit losses	RRP	–	Recognition and Retention Plan
CFPB	–	Consumer Financial Protection Bureau	SBA	–	Small Business Association
Company	–	Home Bancorp, Inc., a Louisiana corporation and the holding company for Home Bank, N.A.	SBIC	–	Small Business Investment Company
COVID-19	–	The novel coronavirus	SEC	–	Securities and Exchange Commission
CRA	–	Community Reinvestment Act	SMB	–	St. Martin Bancshares, an entity the Company acquired on December 6, 2017
CRE	–	Commercial real estate	TDR	–	Troubled debt restructuring
Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act	TE	–	Taxable equivalent
EPS	–	Earnings per common share	U.S.	–	United States

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

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. Given its ongoing and dynamic nature, it is difficult to predict the full impact of COVID-19 on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated. As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, our forward-looking statements are subject to the following additional risks, uncertainties and assumptions, among others:
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
The Company is subject to regulation as a bank holding company by the Board of Governors of the Federal Reserve System (the “FRB” or the “Federal Reserve”). In September 2018, the Bank established HB Investment Fund I, LLC, a wholly-owned subsidiary of the Bank to invest in New Markets Tax Credits (“NMTC”) in our market areas.
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
Capital Requirements. The regulatory capital requirements generally applicable to a bank holding company are the same as the capital requirements for its subsidiary bank. However, the Company is exempt from any regulatory capital requirements. For a description of the Bank's capital requirements, see “Regulation of Home Bank, N.A. - Recent Regulatory Capital Regulations.”
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
Volcker Rule Regulations. Regulations have been adopted by the federal banking agencies to implement the provisions of the Dodd-Frank Act commonly referred to as the Volcker Rule. The regulations contain prohibitions and restrictions on the ability of financial institution holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. Recently promulgated federal regulations exclude from the Volker Rule restrictions on community banks with $10.0 billion or less in total consolidated assets and total trading assets and liabilities of 5.0% or less of total consolidated assets. The Company qualifies for this exclusion from the Volker Rule restrictions.
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
The Dodd-Frank Act raises the minimum reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% and requires the FDIC to offset the effect of this increase on insured institutions with assets of less than $10 billion (small institutions). In March 2016, the FDIC adopted a rule to accomplish this by imposing a surcharge on larger institutions commencing when the reserve ratio reaches 1.15% and ending when it reaches 1.35%. The reserve ratio reached 1.15% effective as of June 30, 2016. The surcharge period began effective July 1, 2016 and ended on September 30, 2018 when the reserve ratio reached 1.36%. Small institutions received credits for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The credits were applied to reduce regular assessments by 2.0 basis points for quarters when the reserve ratio is at least 1.38%.
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
Effective January 1, 2020, qualifying community banking organizations may elect to comply with a greater than 9% community bank leverage ratio (the “CBLR”) requirement in lieu of the currently applicable requirements for calculating and reporting risk-based capital ratios. The CBLR is equal to Tier 1 capital divided by average total consolidated assets. In order to qualify for the CBLR election, a community bank must (i) have a leverage capital ratio greater than 9 percent, (2) have less than $10 billion in average total consolidated assets, (3) not exceed certain levels of off-balance sheet exposure and trading assets plus trading liabilities and (4) not be an advanced approaches banking organization (generally an internationally active banking organization with at least $250 billion in total consolidated assets or at least $10 billion in total on-balance sheet foreign exposure). A community bank that meets the above qualifications and elects to utilize the CBLR is considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rules and is also considered to be “well capitalized” under the prompt corrective action rules. The Bank has not elected to be subject to the CBLR.
Regulatory Capital Requirements. Unless a community bank qualifies for and elects to comply with the CBLR beginning on January 1, 2020, national banks are required to maintain the minimum levels of regulatory capital described below. Current OCC capital standards require these institutions to satisfy a common equity Tier 1 capital requirement, a leverage capital requirement and a risk-based capital requirement. The common equity Tier 1 capital component generally consists of retained earnings and common stock instruments and must equal at least 4.5% of risk-weighted assets. Leverage capital, also known as “core” capital, must equal at least 3.0% of adjusted total assets for the most highly rated national banks. Core capital generally consists of common stockholders’ equity (including retained earnings). An additional cushion of at least 100 basis points is required for all other institutions, which effectively increases their minimum Tier 1 leverage ratio to 4.0% or more. Under the OCC’s regulations, the most highly-rated national banks are those that the OCC determines are strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Under the risk-based capital requirement, “total” capital (a combination of core and “supplementary” capital) must equal at least 8.0% of “risk-weighted” assets. The OCC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.
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
At December 31, 2020, the Bank exceeded all of its regulatory capital requirements, with Tier 1, Tier 1 common equity, Tier 1 common equity (to risk-weighted assets) and total risk-based capital ratios of 9.68%, 13.92%, 13.92% and 15.18%, respectively.
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
As of December 31, 2020, the Bank was deemed a well-capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.
CARES Act and CAA, 2021. In response to the COVID-19 pandemic, Congress, through the enactment of the CARES Act, and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to provide national emergency economic relief measures including, among others, the following:

i.The CARES Act allows banks to elect to suspend requirements under GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. The suspension of GAAP is applicable for the entire term of the modification. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 by providing that short-term modifications made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification is implemented is not a TDR. The Bank is applying this guidance to qualifying COVID-19 Modifications. As of December 31, 2020, the Bank had an aggregate of $36.0 million in outstanding loans that had been modified which, pursuant to this provision of the CARES Act, were not deemed to be TDRs at such date.

i.The CARES Act amended the SBA’s loan program, in which the Bank participates, to create a guaranteed, unsecured loan program, the PPP, to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during COVID-19. The loans are provided through participating financial institutions, such as the Bank, that process loan applications and service the loans and are eligible for SBA repayment and loan forgiveness if the borrower meets the PPP conditions. The application period for a SBA PPP loan closed on August 8, 2020. The SBA began approving PPP forgiveness applications and remitting forgiveness payments to PPP lenders on October 2, 2020. The CAA, 2021, which was signed into law on December 27, 2020, renews and extends the PPP until March 31, 2021. As a result, as a participating lender, the Bank began originating PPP loans again in January 2021 and will continue to monitor legislative, regulatory, and supervisory developments related to the PPP.

i.Concurrent with enactment of the CARES Act, federal banking agencies issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provides banking organizations that implement CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The changes in the final rule apply only to those banking organizations that elect the CECL transition relief provided under the rule. The Company did not elect this option.

As the on-going COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation. The Company continues to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic. For additional information regarding actions taken by regulatory agencies to provide relief to consumers who have been adversely impacted by the COVID-19 pandemic, see the discussion below under "Item 1A. Risk Factors—Risks Related to the COVID-19 Pandemic."

Community Reinvestment Act and Fair Lending Laws. All insured depository institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. The Office of the Comptroller of the Currency is required to assess the Bank’s record of compliance with the Community Reinvestment Act. A bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice.

In June 2020, the Office of the Comptroller of the Currency issued a final rule clarifying and expanding the activities that qualify for Community Reinvestment Act credit and, according to the agency, seeking to create a more consistent and objective method for evaluating Community Reinvestment Act performance. The final rule became effective October 1, 2020, but compliance with the revised requirements is not mandatory until January 1, 2023.

The Community Reinvestment Act requires all institutions insured by the Federal Deposit Insurance Corporation to publicly disclose their rating. The Bank received a “Outstanding” Community Reinvestment Act rating in its most recent federal examination.
Limitations on Dividends. OCC regulations impose various restrictions on the ability of the Bank to pay dividends. The Bank generally may pay dividends during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution. If the Bank proposes to pay a dividend when it does not meet its capital requirements or that will exceed these limitations, it must obtain the OCC’s prior approval. The OCC may object to a proposed dividend based on safety and soundness concerns. No insured depository institution may pay a dividend if, after paying the dividend, the institution would be undercapitalized. In addition, as noted above, if Home Bank does not have the required capital conservation buffer, its ability to pay dividends to the Company will be limited.
Limitations on Transactions with Affiliates. Transactions between a national bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a national bank includes any company or entity which controls the national bank or that is controlled by a company that controls the national bank. In a holding company context, the holding company of a national bank (such as the Company) and any companies which are controlled by such holding company are affiliates of the national bank. Generally, Section 23A limits the extent to which the national bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the national bank as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a national bank to an affiliate.

In addition, Sections 22(g) and (h) of the Federal Reserve Act, place restrictions on loans to executive officers, directors and principal shareholders of a national bank and its affiliates. Under Section 22(h), loans to a director, an executive officer, a greater than 10% shareholder of a national bank and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, a national bank’s loans to one borrower limit (generally equal to 15% of the bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to any director, executive officer or principal shareholder or certain affiliated interests of either, over other employees of the national bank. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a national bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. The Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act, and as of December 31, 2020 was in compliance with the above restrictions.
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
Federal Home Loan Bank System. The Bank is a member of the FHLB of Dallas, which is one of 11 regional FHLBs that administer the home financing credit function of various financial institutions. The FHLBs provides financial institutions additional strength to serve their communities through financial services to support its mission of affordable housing and economic development. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. As of December 31, 2020, the Bank had $28.8 million of FHLB advances and $787.2 million available on its line of credit with the FHLB.
As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 0.4% of its total assets in Class B-1 stock and activity-based investment of Class B-2 stock equal to 4.1% of its advances outstanding and 2.0% of acquired members advances currently on the Bank’s balance sheet. As of December 31, 2020, the Bank had $2.5 million in FHLB stock, which was in compliance with this requirement.
Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at the FRB. As of December 31, 2020, the Bank had met its reserve requirement.
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
Risks Related to the COVID-19 Pandemic
The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

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
Risks Related to Our Lending Activities
There are increased risks involved with commercial real estate, including multi-family residential, commercial and industrial and construction and land lending activities.
Our lending activities include loans secured by commercial real estate and commercial and industrial loans. Our commercial real estate loans, commercial and industrial loans and multi-family residential loans increased by an aggregate of 75.6%, 198.9% and 88.3%, respectively, from December 31, 2016 through December 31, 2020. Excluding PPP loans, our commercial and industrial loans increased by an aggregate of 40.7% over the same time period. Generally, commercial real estate, commercial and industrial and multi-family residential lending involve a higher degree of risk than single-family residential lending due to a variety of factors. Due to the larger loan balances typically involved in these loans, an adverse development with respect to one loan or one borrower relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. As of December 31, 2020, the largest outstanding balances of our commercial real estate, commercial and industrial and multi-family residential loans were $23.4 million, $8.2 million and $7.1 million, respectively. If a large loan were to become non-performing, as we have experienced in the past, it can have a significant impact on our results of operations. Because we intend to continue our growth in commercial real estate, commercial and industrial and multi-family residential loans, our credit risk exposure may increase and we may need to make additional provisions to our allowance for loan losses, which could adversely affect our future results of operations.
In addition to commercial real estate and commercial and industrial, and multi-family residential loans, the Bank holds a significant portfolio of construction and land loans. As of December 31, 2020, the Bank’s construction and land loans amounted to $221.8 million, or 11.2% of our loan portfolio. Construction and land loans generally have a higher risk of loss than single-family residential mortgage loans due primarily to the critical nature of the initial estimates of a property’s value upon completion of construction compared to the estimated costs, including interest, of construction as well as other assumptions. If the estimates upon which construction loans are made prove to be inaccurate, we may be confronted with projects that, upon completion, have values which are below the loan amounts. If the Bank is forced to liquidate the collateral associated with such loans at values less than the remaining loan balance, it could have a significant impact on our results of operations.
Risks Related to Market Interest Rates
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

The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Funding Rate ("SOFR") replace USD-LIBOR. ARRC has proposed that the transition to SOFR from USD-LIBOR will take place by the end of 2021. The Company has contracts that are indexed to USD-LIBOR. Industry organizations are currently working on the transition plan. The Company is currently monitoring this activity and evaluating the risks involved.
Risks Related to Our Market Areas
Our business is geographically concentrated in south Louisiana and west Mississippi, which are areas where the oil and gas industry has a significant presence. Low prices in crude oil and gas, among other factors, could cause a downturn in the local economy, which could adversely affect the Company’s financial condition and results of operations.
Most of our loans are to individuals and businesses located in south Louisiana and west Mississippi. The oil and gas industry has a significant presence in the market areas in which we operate. Regional economic conditions affect the demand for our products and services as well as the ability of our customers to repay loans. Crude oil prices have declined considerably since mid-2014 and global markets for oil and gas have, and may continue to be, adversely impacted by the COVID-19 pandemic and/or other events beyond our control. Continued fluctuations in crude oil prices could adversely affect our operations and economic conditions in some of our markets during 2021 and future periods, which could adversely affect our future results of operations. Although the Company attempts to mitigate risk by diversifying its borrower base, approximately $31.3 million, or 1.6% of the Company’s loan portfolio, at

December 31, 2020 was comprised of loans to borrowers in the oil and gas industry (which is also referred to as the “energy sector”). We had an additional $10.1 million in unfunded loan commitments to companies in the energy sector at such date. At December 31, 2020, $2.7 million of our loans in the energy sector were on nonaccrual status, and $1.6 million of our total allowance for loan losses was attributable to energy sector loans. Historically, the oil and gas industry has been an important factor in the local economy in our Acadiana and Natchez markets. If oil prices continue to remain low, it could have an adverse effect on our customers resulting in increased levels of nonperforming loans, provisions for loan losses and expense associated with loan collection efforts.
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
Risks Related to Accounting Matters
Our allowance for credit losses may not be adequate to cover losses over the life of our financial assets.
On January 1, 2020, the Company adopted ASC 326, Financial Instruments - Credit Losses, which introduced a new model known as CECL. The new standard significantly changed the impairment model for most financial assets that are measured at amortized cost, including off-balance sheet credit exposures, from an incurred loss model to an expected loss model. We have established an allowance for credit losses, which includes the allowance for loans losses and losses on unfunded lending commitments, based upon various assumptions and judgments about the collectability of our loan portfolio which we believe is adequate to offset expected losses on our existing financial assets. Determining the appropriateness of the allowance requires judgment by management about the effect of matters that are inherently uncertain. Changes in factors and forecasts used in evaluating the overall loan portfolio may result in significant changes in the allowance for credit losses and related provision expense in future periods. The allowance level is influenced by loan volumes, loan asset quality ratings, delinquency status, historical credit loss experience, loan performance characteristics, forecasted information and other conditions influencing loss expectations. Changes to the assumptions in the model in future periods could have a material impact on the Company's Consolidated Financial Statements.
While we are not aware of any specific factors indicating a deficiency in the amount of our allowance for credit losses, in light of the current economic environment, one of the most pressing issues faced by financial institutions is the adequacy of their allowance for credit losses. Federal bank regulators routinely scrutinize the level of the allowance for credit losses maintained by regulated institutions. In the event that we have to increase our allowance for credit losses beyond current levels, it would have an adverse effect on our results in future periods. As of December 31, 2020, our allowance for loan losses amounted to $33.0 million, or 1.66% of total loans and our total allowance for credit losses amounted to $34.4 million, or 1.74% of total loans. See Note 2 to the Consolidated Financial Statements for a detailed discussion of the Company's methodologies for estimating expected credit losses.
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
On January 1, 2020, the Company adopted ASC 326, Financial Instruments - Credit Losses, which introduced a new model known as CECL. ASC 326 requires expected credit related losses for available for sale debt securities to be recorded through an allowance for credit losses, while non-credit related losses will continue to be recognized through other comprehensive income. The Company’s held to maturity debt securities are also required to utilize the CECL approach to estimate expected credit losses.
We evaluate our securities portfolio for impairment at least quarterly, and more frequently when economic and market conditions warrant such evaluations. If this evaluation indicates the existence of credit losses, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis. If the present value of expected cash flows is less than the amortized cost basis, an allowance for credit losses is recorded, limited by the amount that the fair value of the security is less than its amortized cost. Delinquencies and defaults in the mortgage loans underlying these securities may adversely affect the cash flows received by us and may result in a conclusion in future periods that credit losses are expected from our securities portfolio. Such a conclusion, would require us to take additional charges to earnings to establish an allowance for credit lo for these securities.
Our goodwill may be determined to be impaired at a future date depending on the results of periodic impairment tests.
We test goodwill for impairment annually, or more frequently if necessary. If the quoted market price of our common stock were to decline significantly and the total book value of the Company, including goodwill, exceeded its fair value, we could be required to write down the amount recorded for goodwill. This, in turn, would result in a charge to earnings and, thus, a reduction in shareholders’ equity. See Notes 2 and 8 to the Consolidated Financial Statements for additional information concerning our goodwill and the required impairment test.
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

Risks Related to Our Business Strategy
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
Risks Related to Our Operational and Information Technology Systems
A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our businesses, result in the unauthorized disclosure of confidential information, damage our reputation and cause financial losses.
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
Risks Related to Our Business and Industry Generally
We face strong competition which adversely affects our profitability.
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
Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, included a number of provisions that have an impact on the banking industry, borrowers and the market for residential real estate. Included in this legislation was a reduction of the corporate income tax rate from 35% to 21%. In addition, other changes included: (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.
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
Item 4.    Mine Safety Disclosures.
Not applicable

PART II
Item 5.     Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)Home Bancorp, Inc.’s common stock is listed on the Nasdaq Global Select Market under the symbol “HBCP”. The common stock commenced trading on the Nasdaq Stock Market on October 3, 2008. As of the close of business on December 31, 2020, there were 8,740,104 shares of common stock outstanding, held by approximately 684 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.
The following graph shows a comparison of the cumulative total returns for the common stock of Home Bancorp, Inc., the Nasdaq Composite Index, and the S&P US Small Cap Banks Index for the period beginning December 31, 2015 and ending December 31, 2020. The graph below represents $100 invested in our common stock at its closing price on December 31, 2015.

Total Return Performance
300
250
200
150
100
50
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Home Bancorp, Inc.
NASDAQ Composite
S&P US Small Cap Banks

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Home Bancorp, Inc.	100.00	150.84	171.32	142.69	161.62	119.26
NASDAQ Composite	100.00	107.50	137.86	132.51	179.19	257.38
S&P US Small Cap Banks	100.00	137.89	143.86	120.04	150.60	136.78

The stock price information shown above is not necessarily indicative of future price performance. Information used was obtained from S&P Global Market Intelligence, Charlottesville, Virginia. The Company assumes no responsibility for any errors or omissions in such information.
The Company did not sell any of its equity securities during 2020 that were not registered under the Securities Act of 1933.
For information regarding the Company’s equity compensation plans, see Item 12.

(b)Not applicable.
(c)During the third quarter of 2020, the Company completed the remaining share repurchases under the 2019 Repurchase Plan. On August 31, 2020, the Company announced the approval of a new repurchase program (the "2020 Repurchase Plan"). Under the 2020 Repurchase Plan, the Company may purchase up to 444,000 shares, or approximately 5% of the its common stock outstanding, through open market or privately negotiated transactions. The Company’s purchases of its common stock made during the fourth quarter of 2020 (which were made pursuant to the 2020 Repurchase Plan) are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2020	71,830	$25.73	71,830	319,862
November 1 - November 30, 2020	4,344	26.03	4,344	315,518
December 1 - December 31, 2020	15,438	28.61	15,438	300,080
Total	91,612	$26.23	91,612	300,080

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

	As of December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Selected Financial Condition Data:
Total assets	$2,591,850	$2,200,465	$2,153,658	$2,228,121	$1,556,732
Cash and cash equivalents	187,952	39,847	59,618	150,418	29,315
Interest-bearing deposits in banks	349	449	939	2,421	1,884
Investment securities:
Available for sale	254,752	257,321	260,131	234,993	183,730
Held to maturity	2,934	7,149	10,872	13,034	13,365
Loans receivable, net	1,946,991	1,696,493	1,633,406	1,642,988	1,215,323
Intangible assets	63,112	64,472	66,055	68,033	12,762
Deposits	2,213,821	1,820,975	1,773,217	1,866,227	1,248,072
Other borrowings	5,539	5,539	5,539	—	—
Federal Home Loan Bank advances	28,824	40,620	58,698	71,825	118,533
Shareholders’ equity	321,842	316,329	304,040	277,871	179,843

	For the Years Ended December 31,
(dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Selected Operating Data:
Interest income	$104,129	$102,208	$102,312	$74,398	$67,684
Interest expense	11,918	16,212	10,306	6,549	5,268
Net interest income	92,211	85,996	92,006	67,849	62,416
Provision for loan losses	12,728	3,014	3,943	2,317	3,200
Net interest income after provision for loan losses	79,483	82,982	88,063	65,532	59,216
Noninterest income	14,305	14,415	13,447	9,962	11,157
Noninterest expense	62,981	63,605	63,225	46,177	46,797
Income before income taxes	30,807	33,792	38,285	29,317	23,576
Income taxes	6,042	5,860	6,695	12,493	7,568
Net income	$24,765	$27,932	$31,590	$16,824	$16,008
Earnings per share - basic	$2.86	$3.08	$3.48	$2.36	$2.34
Earnings per share - diluted	$2.85	$3.05	$3.40	$2.28	$2.25
Cash dividends per share	$0.88	$0.84	$0.71	$0.55	$0.41

	As of or For the Years Ended December 31,
	2020	2019	2018	2017	2016
Selected Operating Ratios: (1)
Average yield on interest-earning assets(TE)	4.48%	5.07%	5.15%	4.91%	4.71%
Average rate on interest-bearing liabilities	0.76	1.13	0.73	0.59	0.49
Average interest rate spread(TE)(2)	3.72	3.94	4.42	4.32	4.22
Net interest margin(TE)(3)	3.96	4.26	4.62	4.48	4.34
Average interest-earning assets to average interest-bearing liabilities	146.05	140.07	139.72	135.70	134.34
Noninterest expense to average assets	2.53	2.89	2.93	2.86	3.04
Efficiency ratio(4)	59.13	63.34	59.96	59.35	63.61
Return on average assets	0.99	1.27	1.46	1.04	1.04
Return on average common equity	7.83	8.95	10.88	8.63	9.19
Return on average tangible common equity (Non-GAAP)(8)	10.24	11.83	14.80	9.66	10.32
Common stock dividend payout ratio	30.88	27.54	20.88	24.12	18.22
Average equity to average assets	12.69	14.19	13.43	12.06	11.30
Book value per common share	$36.82	$34.19	$32.14	$29.57	$24.47
Tangible book value per common share (Non-GAAP)(9)	29.60	27.22	25.16	22.33	22.73
Asset Quality Ratios: (5) (6)
Non-performing loans as a percent of total loans receivable	0.94%	1.17%	1.40%	2.38%	1.39%
Non-performing assets as a percent of total assets	0.77	0.95	0.97	1.49	1.07
Allowance for loan losses as a percent of non-performing loans as of end of period	176.5	110.0	96.6	63.9	99.4
Allowance for loan losses as a percent of net loans as of end of period	1.66	1.29	1.36	1.52	1.38

	As of or For the Years Ended December 31,
	2020	2019	2018	2017	2016

Capital Ratios: (5) (7)
Tier 1 risk-based capital ratio	13.92%	14.22%	14.55%	12.54%	12.91%
Leverage capital ratio	9.68	11.17	11.15	11.66	9.94
Total risk-based capital ratio	15.18	15.28	15.59	13.48	13.96

(1)With the exception of end-of-period ratios, all ratios are based on average monthly balances during the respective periods.
(2)Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.
(3)Net interest margin represents net interest income as a percentage of average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 21% for the years ended December 31, 2020, 2019 and 2018 and 35% for the years ended December 31, 2017 and 2016.
(4)The efficiency ratio represents noninterest expense as a percentage of total revenues. Total revenues is the sum of net interest income and noninterest income.
(5)Asset quality and capital ratios are end of period ratios.
(6)Due to the adoption of ASC 326, asset quality ratios are based on total non-performing assets at December 31, 2020. For the periods prior to January 1, 2020, asset quality ratios represent originated non-performing assets. Acquired nonimpaired loans, which were on nonaccrual or 90 days or more past due, and acquired assets, which were foreclosed assets or ORE, are not included for periods prior to January 1, 2020. Acquired nonimpaired loans, which were on nonaccrual or 90 days or more past due totaled $9.8 million, $9.0 million, $2.7 million and $1.5 million at December 31, 2019, 2018, 2017 and 2016, respectively. Acquired assets, which were foreclosed assets or ORE, totaled $2.4 million, $1.4 million, $584,000 and $2.2 million, at December 31, 2019, 2018, 2017 and 2016, respectively. Refer to Note 2 to the Consolidated Financial Statements for more information on the adoption of ASC 326.
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
Non-GAAP Reconciliation

	As of or For the Years Ended December 31,
(dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Book value per common share	$36.82	$34.19	$32.14	$29.57	$24.47
Less: Intangibles	7.22	6.97	6.98	7.24	1.74
Tangible book value per common share	29.60	27.22	25.16	22.33	22.73
Net Income	24,765	27,932	31,590	16,824	16,008
Add: CDI amortization, net of tax	1,074	1,250	1,458	496	521
Non-GAAP tangible income	25,839	29,182	33,048	17,320	16,529
Return on common equity	7.83%	8.95%	10.88%	8.63%	9.19%
Add: Intangibles	2.41	2.88	3.92	1.03	1.13
Return on average tangible common equity	10.24	11.83	14.80	9.66	10.32

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
EXECUTIVE OVERVIEW
The Company reported net income for 2020 of $24.8 million, or $2.85 diluted EPS compared to $27.9 million, or $3.05 diluted EPS, reported for 2019. Our 2020 results reflect increased reserve builds during the first half of 2020 primarily due to the COVID-19 pandemic. However, the impact of provision for loan loss expense was partially offset by an increase in net interest income, which was primarily driven by low interest rates on deposits and PPP loan income.
Highlights of the Company’s performance for the year ended December 31, 2020 are summarized below.
•Assets increased $391.4 million, or 17.8%, from December 31, 2019 to $2.6 billion at December 31, 2020.
•Loans increased by $265.6 million, or 15.5%, from December 31, 2019 to $2.0 billion at December 31, 2020. Excluding PPP loans, loans increased by $44.4 million, or 2.6%.
•On January 1, 2020, the Company adopted the CECL framework, which resulted in a $6.1 million, or 33.9%, increase in the ACL upon adoption. During the fourth quarter of 2020, a revision to our estimate of the ACL on unfunded lending commitments reduced the CECL adoption impact by $940,000 from what was originally reported in our previously filed Forms 10-Q.
•The provision for loan losses totaled $12.7 million for the year ended December 31, 2020, up $9.7 million compared to 2019.
•The ALL totaled $33.0 million, or 1.66% of total loans, at December 31, 2020. The ACL, which is comprised of the allowance for loan losses plus the allowance for unfunded lending commitments, totaled $34.4 million, or 1.74% of total loans at December 31, 2020. Excluding PPP loans, the ratios of ALL to total loans and ACL to total loans were 1.87% and 1.96%, respectively.
•Total deposits increased $392.8 million, or 21.6%, from December 31, 2019 to $2.2 billion at December 31, 2020 primarily due to increases in demand deposit and NOW accounts.
•The Company repurchased 530,504 shares of common stock at an average price of $26.41 per share.
•The net interest margin was 3.96% for the year ended December 31, 2020, down 30 bps compared to 2019, primarily due to the decrease in the average yield on interest-earning assets during 2020.
•The average yield paid on total interest-bearing deposits during 2020 was 0.72%, down 38 bps compared to 2019.
•Noninterest income decreased $110,000, or 0.8%, in 2020 compared to 2019 primarily due to a decrease in service fees and charges and the absence of $1.2 million death benefit from a BOLI policy recognized in 2019, partially offset by an increase in gains on the sale of loans.
•Noninterest expense decreased $624,000, or 1.0%, in 2020 compared to 2019. Decreases across several noninterest expense categories (including, but not limited to, compensation, occupancy and marketing) were partially offset by increases in data processing and communication expense and regulatory fees.

COVID-19 RESPONSE
Banking operations remain unencumbered by state and local government COVID-19 restrictions. However, we have adapted to protect our employees and customers by working remotely, enhancing cleaning procedures, and enacting several other measures to reduce the risk of transmission of the virus. State government imposed COVID-19 restrictions continue to be in place within our Louisiana and Mississippi markets. The restrictions primarily place limits on capacity and hours of operation of certain businesses.

During the second and third quarters of 2020, the Company funded approximately 3,072 loans totaling $262.2 million under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"). At December 31, 2020, the total recorded net investment in PPP loans was $221.2 million, of which approximately 2,495 loans with an aggregate outstanding balance of $70.5 million were for amounts of $150,000 or less. The Company is prepared to assist customers in the second round of PPP loans in 2021.

To give immediate financial support to our customers, the Company began providing principal and/or interest payment relief options in March 2020. When we last reported the level of such deferrals in our third quarter Form 10-Q (as of September 30, 2020), $70.2 million, or 4% of total loans, were under deferral agreements. As of December 31, 2020, the level of deferrals decreased to $36.0 million, or 2% of total loans. The level of COVID-19 related deferrals formerly totaled $558.8 million, or 28% of total loans, at June 30, 2020. Of the loans that have exited deferral agreements, $469.2 million, or 98%, were current and performing as of December 31, 2020.
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
Allowance for Credit Losses
Adoption of ASC 326, Financial Instruments - Credit Losses
Due to the adoption of ASC 326 on January 1, 2020, management maintains, based on current and forecasted information, an allowance for credit losses ("ACL") that reflects a current estimate of expected credit losses ("CECL") for the estimated life of the loan portfolio at reporting periods subsequent to the adoption date. For reporting periods prior to January 1, 2020, management maintained an allowance for loan losses ("ALL") at a level which reflected losses that were probable and reasonably estimable at the relevant reporting date. Under current and prior accounting guidance, loans are charged against the allowance when management believes that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance.

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

For reporting periods beginning on and after January 1, 2020 and the adoption of ASC 326:
The ACL which equals the sum of the ALL and the ACL on unfunded lending commitments, is established through provisions for credit losses. Management recalculates the ACL at least quarterly to reassess the estimate of credit losses for the total portfolio at the relevant reporting date. Under ASC 326, the ACL is measured on a pool basis when similar risk characteristics exist. For each pool of loans, management also evaluates and applies qualitative adjustments to the calculated ACL based on several factors, including, but not limited to, changes in current and expected future economic conditions, changes in industry experience and industry loan concentrations, changes in the volume and severity of nonperforming assets, changes in lending policies and personnel and changes in the competitive and regulatory environment of the banking industry. Loans that do not share similar risk characteristics are individually evaluated and are excluded from the pooled loan analysis. Refer to Note 2 of the Consolidated Financial Statements for more information on the adoption of ASC 326 and its impact on the Consolidated Financial Statements.

For reporting periods prior to January 1, 2020 and the adoption of ASC 326:
The ALL was maintained at an amount which management determined covered the reasonably estimable and probable losses. The ALL was established through a provision for loan losses charged to expense. The ALL estimation process included, among other things, an analysis of delinquency trends, nonperforming loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans, the value of collateral securing loans, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, economic conditions and industry experience. Based on the evaluation, management assigned risk ratings to segments of the loan portfolio. Such risk ratings were periodically reviewed by management and revised as deemed appropriate.
With respect to acquired loans, prior to January 1, 2020, the Company followed the reserve standard set forth in ASC 310, Receivables. At acquisition, the Company reviewed each loan to determine whether there is evidence of deterioration in credit quality since origination and if it was probable that the Company would be unable to collect all amounts due according to the loan’s contractual terms. The Company considered expected prepayments and estimated the amount and timing of undiscounted expected principal, interest and other cash flows for each loan pool meeting the criteria above, and determined the excess of the loan pool’s scheduled contractual principal and interest payments in excess of cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the pool’s cash flows expected to be collected over the fair value, was accreted into interest income over the remaining life of the pool (accretable yield). The Company recorded a discount on these loans at acquisition to record them at their estimated fair values. As a result, acquired loans subject to ASC 310 were excluded from the calculation of the ALL at the acquisition date. If the present value of expected cash flows for a pool was less than its carrying value, an impairment was recognized by an increase in the ALL and a charge to the provision for loan losses. See Note 5 to the Consolidated Financial Statements for additional information concerning our allowance for acquired loans prior to the adoption of ASC 326.

Loans
The following describes the distinction between originated and acquired loans and certain significant accounting policies relevant to each category.
Originated Loans
Loans originated for investment are reported at the principal balance outstanding net of unearned income. Interest on loans and accretion of unearned income are computed in a manner that approximates a level yield on recorded principal. Interest on loans is recorded as income is earned. The accrual of interest on an originated loan is discontinued when it is probable the borrower will not be able to meet payment obligations as they become due. For reporting periods prior to January 1, 2020, the Company maintained an ALL on originated loans that represented management’s estimate of probable losses incurred in this portfolio category. For reporting periods beginning on and after January 1, 2020, the Company maintains an ACL on all loans that reflects management's estimate of expected credit losses for the full life of the loan portfolio due to the adoption of the guidance under ASC 326. Refer to Note 2 of the Consolidated Financial Statements for more information on the adoption of ASC 326.

Acquired Loans
Loans that were acquired as a result of business combinations are referred to as “acquired loans.” The Company's acquired loans were purchased prior to the adoption of ASC 326 on January 1, 2020 and were recorded at estimated fair value at the acquisition date with no carryover of the related ALL. The acquired loans were segregated between those considered to be performing and those with evidence of credit deterioration (purchased credit impaired or "PCI"), and then further segregated into loan pools designed to facilitate the estimation of expected cash flows. The fair value estimate for each pool of acquired performing and PCI loans was based on the estimate of expected cash flows, both principal and interest, from that pool, discounted at prevailing market interest rates. The difference between the fair value of an acquired loan pool and the contractual amounts due at the acquisition date (the “fair value discount”) is accreted into income over the estimated life of the pool.

For reporting periods beginning on and after January 1, 2020 and the adoption of ASC 326:
Management estimates the ACL for acquired loans under the same methodology as originated loans. Changes in the ACL for acquired loans are recognized through the provision for loan losses and the provision for credit losses on unfunded lending commitments.

ASC 326 replaced the guidance for PCI loans with the concept of purchased credit deteriorated ("PCD"). For reporting periods beginning on and after January 1, 2020, PCI loans have been re-classified as PCD loans. For PCD loans, the Company applied the guidance under ASC 326 using the prospective transition approach. As a result, the Company adjusted the amortized cost basis of the PCD loans to reclassify $1.0 million of purchase discount to the ALL on January 1, 2020. The Company applied the guidance under ASC 326 using the modified retrospective approach for all non-PCD assets, which resulted in an increase in the ALL and a corresponding decrease to retained earnings. Refer to Note 2 of the Consolidated Financial Statements for more information on the adoption of ASC 326.

PCD loans, under prior accounting policies, were excluded from nonperforming loans because they continued to earn interest income from the accretable yield at the pool level. With the adoption of ASC 326, the pools were discontinued and performance is based on contractual terms for individual loans.

For reporting periods prior to January 1, 2020 and the adoption of ASC 326:
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

Foreclosed Assets and ORE
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
Business Combinations
Assets and liabilities acquired in business combinations are recorded at their fair value. In accordance with ASC 805, Business Combinations, the Company generally records provisional amounts at the time of acquisition based on the information available to the Company. The provisional estimates of fair values may be adjusted for a period of up to one year (“measurement period”) from the date of acquisition if new information is obtained. Subsequently, adjustments recorded during the measurement period are recognized in the current reporting period.
Income Taxes
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
Investment Securities
On January 1, 2020, the Company adopted ASC 326, Financial Instruments - Credit Losses, which introduced a new model known as CECL. ASC 326 requires expected credit related losses for available for sale debt securities to be recorded through an allowance for credit losses, while non-credit related losses will continue to be recognized through other comprehensive income. The Company’s held to maturity debt securities are also required to utilize the CECL approach to estimate expected credit losses. Refer to Note 2 of the Consolidated Financial Statements for more information on the adoption of ASC 326.

For reporting periods beginning on and after January 1, 2020 and the adoption of ASC 326:
We evaluate our securities portfolio for impairment at least quarterly, and more frequently when economic and market conditions warrant such evaluations. The Company performs a process to determine whether the decline in the fair value of securities has resulted from credit losses or other factors. This process involves evaluating each security for impairment by monitoring credit performance, collateral type, collateral geography, bond credit support, loan-to-value ratios, credit scores, loss severity levels, pricing levels, downgrades by rating agencies, cash flow projections and other factors as indicators of potential credit issues. If this evaluation indicates the existence of credit losses, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis. If the present value of expected cash flows is less than the amortized cost basis, an allowance for credit losses is recorded, limited by the amount that the fair value of the security is less than its amortized cost.

For reporting periods prior to January 1, 2020 and the adoption of ASC 326:
Securities were evaluated periodically to determine whether a decline in their fair value was other-than-temporary. The term “other-than-temporary” was not intended to indicate a permanent decline in value. Rather, it meant that the prospects for near term recovery of value were not necessarily favorable, or that there was a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Management reviewed criteria such as the magnitude and duration of the decline, the reasons for the decline and the performance and valuation of the underlying collateral, when applicable, to predict whether the loss in value was other-than-temporary and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Once a decline in value was determined to be other-than-temporary, the carrying value of the security was reduced to its fair value and a corresponding charge to earnings was recognized for the decline in value determined to be credit related. The decline in value attributable to noncredit factors was recognized in other comprehensive income.
Stock-based Compensation
The Company accounts for its stock options in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Management utilizes the Black-Scholes option valuation model to estimate the fair value of stock options. The option valuation model requires the input of highly subjective assumptions, including expected stock price volatility and option life. These subjective input assumptions materially affect the fair value estimate.
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

FINANCIAL CONDITION
Loans, Allowance for Credit Losses and Asset Quality
Loans
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

Total loans in portfolio (which does not include mortgage loans held for sale) increased $265.6 million, or 15.5%, from December 31, 2019 to $2.0 billion at December 31, 2020. At December 31, 2020, the total recorded net investment in PPP loans was $221.2 million, which are included in commercial and industrial loans. The recorded investment in PPP loans is net of $5.4 million in deferred lender fees, which will be amortized into interest income over the life of the loans. Excluding PPP loans, total loans increased by $44.4 million, or 2.6%.

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Real estate loans:
One- to four-family first mortgage	$395,638	$430,820	$450,363	$477,211	$341,883
Home equity loans and lines	67,700	79,812	83,976	94,445	88,821
Commercial real estate	750,623	722,807	640,575	611,358	427,515
Construction and land	221,823	195,748	193,597	177,263	141,167
Multi-family residential	87,332	54,869	54,455	50,978	46,369
Total real estate loans	1,523,116	1,484,056	1,422,966	1,411,255	1,045,755
Other loans:
Commercial and industrial	417,926	184,701	172,934	185,284	139,810
Consumer	38,912	45,604	53,854	61,256	42,268
Total other loans	456,838	230,305	226,788	246,540	182,078
Total loans	$1,979,954	$1,714,361	$1,649,754	$1,657,795	$1,227,833

The following table reflects contractual loan maturities as of December 31, 2020, unadjusted for scheduled principal reductions, prepayments, or repricing opportunities. Of the $1.6 billion in loans which have contractual maturity dates subsequent to December 31, 2021, $1.2 billion have fixed interest rates and $382.6 million have floating or adjustable interest rates.

	Amounts as of December 31, 2020 which mature in:
(dollars in thousands)	One year or less	One through five years	More than five years	Total
One- to four-family first mortgage	$34,559	$132,519	$228,560	$395,638
Home equity loans and lines	2,323	13,203	52,174	67,700
Commercial real estate	109,631	339,303	301,689	750,623
Construction and land	128,501	51,465	41,857	221,823
Multi-family residential	23,757	51,209	12,366	87,332
Commercial and industrial	78,502	313,532	25,892	417,926
Consumer	4,822	12,957	21,133	38,912
Total	$382,095	$914,188	$683,671	$1,979,954

Allowance for Credit Losses
Effective January 1, 2020, the Company adopted the guidance under ASC 326, which introduced a new model known as CECL. For reporting periods beginning on and after January 1, 2020 and the adoption of ASC 326, the ACL is maintained at level that reflects expected losses for the full life of the financial assets. Prior to January 1, 2020 and the adoption of ASC 326, the ALL was maintained at an amount which management determined covered reasonably estimable and probable losses. The day one impact of the change in accounting principle is reflected in the table below as an increase to the beginning balance in 2020. Management recalculates the ACL at least quarterly to reassess the estimate of credit losses for the total portfolio at the relevant reporting date. For more information on the adoption of ASC 326 and the Company's relevant accounting policies, refer to Note 2 of the Consolidated Financial Statements.

The following table presents the activity in the allowance for credit losses for the years indicated.

	For the Years Ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Allowance for loan losses:
Beginning Balance	$17,868	$16,348	$14,807	$12,511	$9,547
ASC 326 adoption impact	4,633	—	—	—	—
Provision for loan losses	12,728	3,014	3,943	2,317	3,200
Loans charged off:
One- to four-family first mortgage	(99)	(4)	(1)	(29)	(33)
Home equity loans and lines	(575)	(42)	—	(10)	(9)
Commercial real estate	(5)	(360)	—	(3)	—
Construction and land	(688)	(6)	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	(984)	(893)	(2,506)	(358)	(242)
Consumer	(250)	(272)	(74)	(64)	(162)
Recoveries on charged off loans	335	83	179	443	210
Ending balance - allowance for loan losses	$32,963	$17,868	$16,348	$14,807	$12,511

Allowance for unfunded lending commitments:
Beginning Balance	$—	$—	$—	$—	$—
ASC 326 adoption impact(1)	1,425	—	—	—	—
Provision for losses on unfunded commitments	—	—	—	—	—
Ending balance - allowance for unfunded commitments	1,425	—	—	—	—
Total allowance for credit losses	$34,388	$17,868	$16,348	$14,807	$12,511
(1)During the fourth quarter of 2020, a revision to our estimate of the ACL on unfunded lending commitments reduced the ASC 326 adoption impact from what was originally reported in our previously filed Forms 10-Q. Refer to Note 2 of the Consolidated Financial Statements for more information.

At December 31, 2020, the ALL totaled $33.0 million, or 1.66% of total loans, and the ACL, which includes the reserve for unfunded lending commitments, totaled $34.4 million, or 1.74% of total loans. For the year ended December 31, 2020, the provision for loan losses was $12.7 million, up $9.7 million from 2019. The provision for loan losses during 2020 reflected our assessment of the change in expected losses due primarily to the economic impact of the COVID-19 pandemic.

The following table presents the allocation of the allowance for loan losses as of December 31 for the years indicated.

	December 31,
	2020		2019		2018		2017		2016
(dollars in thousands)	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans
One-to four-family first mortgage	$3,065	20.0%	$2,715	25.1%	$2,136	27.3%	$1,663	28.7%	$1,511	27.9%
Home equity loans and lines	676	3.4	1,084	4.6	1,079	5.1	1,102	5.7	728	7.2
Commercial real estate	18,851	37.9	6,541	42.2	6,125	38.8	4,906	36.9	4,177	34.8
Construction and land	4,155	11.2	2,670	11.4	2,285	11.7	1,749	10.7	1,782	11.5
Multi-family residential	1,077	4.4	572	3.2	550	3.3	355	3.1	361	3.8
Commercial and industrial	4,276	21.1	3,694	10.8	3,228	10.5	4,530	11.2	3,439	11.4
Consumer	863	2.0	592	2.7	945	3.3	502	3.7	513	3.4
Total	$32,963	100.0%	$17,868	100.0%	$16,348	100.0%	$14,807	100.0%	$12,511	100.0%

Additional Information on Loan Portfolio Composition and the Allowance for Credit Losses
As the fallout of the COVID-19 pandemic continues to impact the national, regional and local economies, management continues to proactively monitor the loan portfolio to identify potential weaknesses that may develop. Specifically, management has identified and is monitoring exposures to borrowers and industries that may be impacted more immediately and acutely than others. In many instances, management has directly reached out to specific borrowers to provide guidance and assistance as appropriate. On a portfolio level, management continues to monitor aggregate exposures to highly sensitive segments for changes in asset quality, payment performance and liquidity levels. Additionally, management is monitoring unfunded commitments, such as lines of credit and overdraft protection, to monitor liquidity and funding issues that may arise with our customers.
The following table provides a summary of the loan portfolio and related reserves at December 31, 2020. We have separately identified certain information regarding PPP loans which, due to the existence of full repayment guarantees from the SBA as well as the likelihood that the vast majority of such loans will be forgiven, we believe entail minimal credit risk to the Company.

(dollars in thousands)	Total Loans	PPP Loans	Total ACL	ACL to Total Loans	ACL to Total Non-PPP Loans
December 31, 2020
Retail CRE	$190,085	$—	$6,641	3.49%	3.49%
Hotels and short-term rentals	103,875	3,587	5,754	5.54	5.74
Restaurants and bars	92,789	30,990	3,106	3.35	5.03
Energy	31,304	—	1,638	5.23	5.23
Credit cards	4,012	—	403	10.04	10.04
Other loans	1,557,889	186,643	15,421	0.99	1.12
Total	$1,979,954	$221,220	$32,963	1.66%	1.87%

Unfunded lending commitments(2)	—	—	1,425	—	—
Total	$1,979,954	$221,220	$34,388	1.74%	1.96%

(1)At December 31, 2020, the allowance of $1.4 million related to unfunded lending commitments of $336.9 million. The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.
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
At December 31, 2020 and 2019, loans identified as impaired and individually evaluated for expected losses, were $9.0 million and $8.7 million, respectively. Due to the adoption of ASC 326, total loans identified as impaired and individually evaluated at December 31, 2020 included $2.4 million of acquired loans, of which $277,000 was acquired with deteriorated credit quality. Under the former accounting guidance, acquired loans were evaluated on a pool basis and excluded from total loans individually evaluated for impairment at December 31, 2019. Loans acquired with deteriorated credit quality totaled $6.3 million and $7.4 million at December 31, 2020 and 2019, respectively. For more information on the adoption of ASC 326, refer to Note 2 of the Consolidated Financial Statements.

The following tables provide a summary of loans identified as impaired and individually evaluated for expected losses as of the dates indicated.

	December 31, 2020
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$1,006	$100	9.94%
Home equity loans and lines	—	—	—
Commercial real estate	7,400	1,008	13.62
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	606	431	71.12
Consumer	—	—	—
Total	$9,012	$1,539	17.08%

	December 31, 2019
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$187	$—	—%
Home equity loans and lines	784	348	44.39
Commercial real estate	6,518	298	4.57
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	1,223	701	57.32
Consumer	—	—	—
Total	$8,712	$1,347	15.46%

Federal regulations and our policies require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets. We have incorporated an internal asset classification system, substantially consistent with Federal banking regulations, as a part of our credit monitoring system. Federal banking regulations set forth a classification scheme for problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. In addition to classified assets, assets which do not currently expose the Bank to sufficient risk to be classified may be categorized as "special mention." Special mention assets have an existing weakness that could cause future impairment.
At December 31, 2020 and 2019, we had a total of $35.3 million and $39.8 million, respectively, in loans classified as substandard. We had no assets classified as doubtful or loss at either date. For additional information, see Note 5 to the Consolidated Financial Statements.
The following tables provide a summary of loans classified as special mention and substandard as of the dates indicated.

	December 31,	December 31,	Increase/(Decrease)
(dollars in thousands)	2020	2019	Amount	Percent
Special Mention Loans
One- to four-family first mortgage	$1,240	$2,159	$(919)	(42.6)%
Home equity loans and lines	43	181	(138)	(76.2)
Commercial real estate	966	1,800	(834)	(46.3)
Construction and land	2,122	8,854	(6,732)	(76.0)
Multi-family residential	—	502	(502)	(100.0)
Commercial and industrial	4,814	56	4,758	8496.4
Consumer	146	212	(66)	(31.1)
Total special mention loans	$9,331	$13,764	$(4,433)	(32.2)%

	December 31,	December 31,	Increase/(Decrease)
(dollars in thousands)	2020	2019	Amount	Percent
Substandard Loans
One- to four-family first mortgage	$4,261	$6,696	$(2,435)	(36.4)%
Home equity loans and lines	62	1,232	(1,170)	(95.0)
Commercial real estate	15,195	22,302	(7,107)	(31.9)
Construction and land	12,224	2,707	9,517	351.6
Multi-family residential	106	219	(113)	(51.6)
Commercial and industrial	3,154	6,503	(3,349)	(51.5)
Consumer	290	179	111	62.0
Total substandard loans	$35,292	$39,838	$(4,546)	(11.4)%

A bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Federal bank regulators which can order the establishment of additional general or specific loss allowances. The Federal banking agencies have adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Due to the adoption of ASC 326 on January 1, 2020, management maintains, based on current and forecasted information, an ACL that reflects a current estimate of expected credit losses for the estimated life of the loan portfolio at reporting periods subsequent to the adoption date. For reporting periods prior to January 1, 2020, management maintained an ALL at a level which reflected losses that were probable and reasonably estimable at the relevant reporting date. For all reporting periods, actual losses are uncertain and dependent upon future events and, as such, further additions to the level of ACL may become necessary.

The following table sets forth the composition of the Company’s total nonperforming assets and troubled debt restructurings as of the dates indicated.

	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans (1):
Real estate loans:
One-to four-family first mortgage	$3,838	$3,948	$5,172	$3,173	$1,724
Home equity loans and lines	63	1,244	1,699	1,542	1,088
Commercial real estate	12,298	13,325	11,343	8,757	1,963
Construction and land	469	2,469	1,594	449	75
Multi-family residential	—	—	—	—	—
Other loans:
Commercial and industrial	1,717	3,224	3,988	10,610	8,542
Consumer	292	176	616	502	361
Total nonaccrual loans	18,677	24,386	24,412	25,033	13,753
Accruing loans 90 days or more past due	2	—	—	—	—
Total nonperforming loans	18,679	24,386	24,412	25,033	13,753
Foreclosed assets and ORE	1,302	4,156	1,558	728	2,893
Total nonperforming assets	19,981	28,542	25,970	25,761	16,646
Performing troubled debt restructurings	2,085	2,378	1,406	2,536	4,650
Total nonperforming assets and troubled debt restructurings	$22,066	$30,920	$27,376	$28,297	$21,296
Nonperforming loans to total loans	0.94%	1.42%	1.48%	1.51%	1.12%
Nonperforming loans to total assets	0.72%	1.11%	1.13%	1.12%	0.88%
Nonperforming assets to total assets	0.77%	1.30%	1.21%	1.16%	1.07%
(1)Due to the adoption of ASC 326, PCD loans of $390,000 are included in nonperforming loans at December 31, 2020. Prior to January 1, 2020, PCD loans were classified as PCI under ASC 310-30 and excluded from nonperforming loans because they continued to earn interest income from the accretable yield at the pool level regardless of their status as past due or otherwise not in compliance with their contractual terms. At adoption, the pools were discontinued and performance is based on contractual terms for individual loans. Refer to Note 2 to the Consolidated Financial Statements for more information on the adoption of ASC 326. PCI loans that were 90 days or more past due and were accounted for under ASC 310-30 totaled $2.2 million, $1.7 million, $4.3 million and $2.7 million at December 31, 2019, 2018, 2017 and 2016, respectively.

As a result of Section 4013 of the CARES Act and recent interagency guidance issued by Federal banking regulators, modifications, such as deferrals of principal and/or interest payments, to borrowers affected by the COVID-19 pandemic are not deemed to be TDRs if such modifications are made on loans that were current as of December 31, 2019. Such deferrals and loan modifications totaled $36.0 million, or 2% of total loans, at December 31, 2020 compared to $558.8 million (28% of total loans) at June 30, 2020. We will continue to follow the guidance of Federal banking regulators in making any TDR determinations.

Total nonperforming assets decreased by $8.6 million, or 30.0%, to $20.0 million at December 31, 2020, compared to $28.5 million at December 31, 2019. The ratio of non-performing assets to total assets was 0.77% at December 31, 2020, compared to 1.30% at December 31, 2019.

Nonperforming loans were down $5.7 million, or 23.4%, from December 31, 2019 primarily due to pay-downs on nonaccrual loans. Foreclosed assets and ORE were also down $2.9 million, or 68.7%, from December 31, 2019.

Investment Securities
The Company invests in securities pursuant to our Investment Policy, which has been approved by our Board of Directors. The Investment Policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate or credit risk and to provide and maintain liquidity. The Asset-Liability Committee (“ALCO”), comprised of the Chief Executive Officer, Chief Financial Officer, Chief Operations Officer, Chief Credit Officer and Director of Financial Management, monitors investment activity and ensures that investments are consistent with the Investment Policy. The Board of Directors of the Company reviews investment activity monthly.
The investment securities portfolio decreased by an aggregate of $6.8 million, or 2.6%, during 2020. Securities available for sale made up 98.9% of the investment securities portfolio as of December 31, 2020. The following table sets forth the amortized cost and market value of our investment securities portfolio as of the dates indicated.

	December 31,
	2020		2019		2018
(dollars in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Available for sale:
U.S. agency mortgage-backed	$138,669	$142,812	$94,446	$95,172	$86,487	$85,909
Collateralized mortgage obligations	74,112	75,620	142,408	142,451	145,814	143,591
Municipal bonds	27,306	28,011	15,895	16,005	21,453	21,477
U.S. government agency	6,210	6,255	3,696	3,693	9,169	9,154
Corporate bonds	2,000	2,054	—	—	—	—
Total available for sale	248,297	254,752	256,445	257,321	262,923	260,131
Held to maturity:
Municipal bonds	2,934	2,996	7,149	7,194	10,872	10,841
Total held to maturity	2,934	2,996	7,149	7,194	10,872	10,841
Total investment securities	$251,231	$257,748	$263,594	$264,515	$273,795	$270,972

The following table sets forth the fixed versus adjustable rate profile of the investment securities portfolio as of the dates indicated. All amounts are shown at amortized cost.

	December 31,
(dollars in thousands)	2020	2019	2018
Fixed rate:
Available for sale	$230,056	$234,080	$234,694
Held to maturity	2,934	7,149	10,872
Total fixed rate	232,990	241,229	245,566
Adjustable rate:
Available for sale	18,241	22,365	28,229
Total adjustable rate	18,241	22,365	28,229
Total investment securities	$251,231	$263,594	$273,795

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities as of December 31, 2020. No tax-exempt yields have been adjusted to a tax-equivalent basis. All amounts are shown at amortized cost.

	Amounts as of December 31, 2020 which mature in:
(dollars in thousands)	One Year or Less	One Year to Five Years	Five to Ten Years	Over Ten Years	Total
Available for sale:
U.S. agency mortgage-backed	$3,204	$12,868	$46,137	$76,460	$138,669
Collateralized mortgage obligations	—	18,902	19,481	35,729	74,112
Municipal bonds	1,317	2,716	7,906	15,367	27,306
U.S. government agency	—	—	5,786	424	6,210
Corporate bonds	—	—	2,000	—	2,000
Total available for sale	4,521	34,486	81,310	127,980	248,297
Weighted average yield	2.25%	1.70%	2.00%	1.03%	1.46%
Held to maturity:
Municipal bonds	—	800	2,134	—	2,934
Total held to maturity	—	800	2,134	—	2,934
Weighted average yield	—%	4.00%	1.87%	—%	2.45%
Total investment securities	$4,521	$35,286	$83,444	$127,980	$251,231
Weighted average yield	2.25%	1.75%	1.99%	1.03%	1.47%

The following table summarizes activity in the Company’s investment securities portfolio during 2020.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2019	$257,321	$7,149
Purchases	91,978	—
Sales	—	—
Principal maturities, prepayments and calls	(97,311)	(4,130)
Amortization of premiums and accretion of discounts	(2,816)	(85)
Increase in market value	5,580
Balance, December 31, 2020	$254,752	$2,934

As of December 31, 2020, the Company had a net unrealized gain on its available for sale investment securities portfolio of $6.5 million, compared to a net unrealized gain of $876,000 as of December 31, 2019.
Funding Sources
General
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
Total deposits were $2.2 billion as of December 31, 2020, up $392.8 million, or 21.6%, compared to December 31, 2019. Certificates of deposits totaled $368.8 million as of December 31, 2020, down $26.7 million, or 6.7%, compared to December 31, 2019. The following table sets forth the composition of the Company’s deposits as of the dates indicated.

	December 31,		Increase/(Decrease)
(dollars in thousands)	2020	2019	Amount	Percent
Demand deposit	$615,700	$437,828	$177,872	40.6%
Savings	250,165	201,887	48,278	23.9
Money market	333,078	273,741	59,337	21.7
NOW	646,085	512,054	134,031	26.2
Certificates of deposit	368,793	395,465	(26,672)	(6.7)
Total deposits	$2,213,821	$1,820,975	$392,846	21.6%
The following table shows the average balance and average rate paid for each type of interest-bearing deposit for the periods indicated.

	For the Years Ended December 31,
(dollars in thousands)	2020			2019			2018
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Savings, checking and money market	$1,140,152	$5,274	0.46%	$987,267	$8,360	0.85%	$990,733	$5,287	0.53%
Certificates of deposit	385,363	5,760	1.49	384,657	6,690	1.74	356,296	3,789	1.06
Total interest-bearing deposits	$1,525,515	$11,034	0.72%	$1,371,924	$15,050	1.10%	$1,347,029	$9,076	0.67%

Certificates of deposit in the amount of $100,000 and over decreased $12.7 million, or 5.9%, from $217.3 million at December 31, 2019 to $204.6 million at December 31, 2020. The following table details the remaining maturity of large-denomination certificates of deposit of $100,000 and over as of the dates indicated.

	December 31,
(dollars in thousands)	2020	2019	2018
3 months or less	$66,902	$40,238	$26,512
3 - 6 months	50,265	80,384	31,720
6 - 12 months	55,301	52,066	43,507
12 - 36 months	28,540	40,234	71,550
More than 36 months	3,565	4,372	5,561
Total certificates of deposit greater than $100,000	$204,573	$217,294	$178,850

Federal Home Loan Bank Advances
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

The Company had no short-term FHLB advances as of December 31, 2020 and 2019. Long-term FHLB advances totaled $28.8 million as of December 31, 2020, down $11.8 million, or 29.0%, compared to $40.6 million as of December 31, 2019.
Average FHLB advances were $45.1 million during 2020, down $7.4 million, or 14.1%, from 2019.
Shareholders’ Equity
Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At December 31, 2020, shareholders’ equity totaled $321.8 million, up $5.5 million, or 1.7%, compared to $316.3 million at December 31, 2019. The increase was primarily due to the Company’s earnings for the year ended December 31, 2020, which was partially offset by the effect of the Company's common stock repurchases, dividends paid and the CECL adoption impact during 2020.
RESULTS OF OPERATIONS
Net income in 2020 was $24.8 million, down $3.2 million, or 11.3%, compared to 2019. Diluted EPS for 2020 was $2.85, down $0.20, or 6.6% from 2019. The decrease in net income was primarily due to the provision for loan losses in 2020 (most of which was recorded in the first and second quarters of the year). The provision for loan losses for the year ended December 31, 2020 totaled $12.7 million, up $9.7 million from 2019, reflecting our assessment of expected losses due primarily to the economic impact of the COVID-19 pandemic. The increase in our provision for loan losses was partially offset by an increase in net interest income, which was primarily driven by low interest rates on deposits and PPP loan income.
Net income in 2019 was $27.9 million, down $3.7 million, or 11.6%, compared to 2018. Diluted EPS for 2019 was $3.05, down $0.35, or 10.3% from 2018. Our 2019 results reflected record organic loan growth; however, our earnings were impacted by the compression of the net interest margin during 2019.
Net Interest Income
Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s net interest spread was 3.72%, 3.94% and 4.42% for the years ended December 31, 2020, 2019, and 2018, respectively.
Net interest income totaled $92.2 million in 2020, up $6.2 million, or 7.2%, compared to $86.0 million in 2019. The increase was primarily due to lower deposit costs and an increase in loan income primarily due to PPP loans. Total interest expense on deposits decreased $4.0 million, or 26.7%, in 2020 compared to 2019. The average cost of total interest-bearing deposits decreased by 38 basis points to 0.72% in 2020.
The Company recognized $4.1 million of PPP lender fees in loan interest income in 2020. The remaining balance of $5.4 million in deferred lender fees will be amortized into interest income over the life of the PPP loans. Though net interest income increased, outstanding PPP loans negatively impacted the average loan yield by 17 basis points and the net interest margin by 4 basis points during 2020.

In addition, the increase in average cash and cash equivalents from 2019 to 2020 negatively impacted the average yield on total interest-earning assets and the net interest margin by 17 and 15 basis points, respectively. Average cash and cash equivalents are reflected in the increase in the average balance of other interest-earning assets. Average other interest-earning assets during 2020 were up $87.1 million from the average of $55.0 million during 2019.

In 2019, net interest income totaled $86.0 million, down $6.0 million, or 6.5%, compared to $92.0 million in 2018. The decrease in net interest income for 2019 compared to 2018 was primarily due to higher deposit costs during 2019. Total interest expense on deposits increased $6.0 million, or 65.8%, in 2019 compared to 2018. The average cost of total interest-bearing deposits in 2019 totaled 1.10%, up 43 basis points from 2018.
The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 3.96%, 4.26%, and 4.62% during the years ended December 31, 2020, 2019, and 2018, respectively.

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income to the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average monthly balances during the indicated periods. Taxable equivalent (“TE”) yields have been calculated using a marginal tax rate of 21%.

	For the Years Ended December 31,
(dollars in thousands)	2020			2019			2018
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans receivable(1)	$1,905,288	$99,106	5.14%	$1,681,604	$94,414	5.56%	$1,636,844	$94,303	5.71%
Investment securities(TE)
Taxable	240,161	4,228	1.76	243,404	5,886	2.42	240,334	5,948	2.47
Tax-exempt	14,304	335	2.96	22,877	507	2.80	33,971	708	2.64
Total investment securities	254,465	4,563	1.83	266,281	6,393	2.45	274,305	6,656	2.50
Other interest-earning assets	142,171	460	0.32	55,029	1,401	2.55	65,008	1,353	2.08
Total interest-earning assets(TE)	2,301,924	104,129	4.48	2,002,914	102,208	5.07	1,976,157	102,312	5.15
Noninterest-earning assets	189,688			195,569			184,785
Total assets	$2,491,612			$2,198,483			$2,160,942
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,140,152	$5,274	0.46%	$987,267	$8,360	0.85%	$990,733	$5,287	0.53%
Certificates of deposit	385,363	5,760	1.49	384,657	6,690	1.74	356,296	3,789	1.06
Total interest-bearing deposits	1,525,515	11,034	0.72	1,371,924	15,050	1.10	1,347,029	9,076	0.67
Other borrowings	5,539	212	3.83	5,542	213	3.83	1,229	46	3.79
FHLB advances	45,065	672	1.49	52,485	949	1.81	66,138	1,184	1.79
Total interest-bearing liabilities	1,576,119	11,918	0.76	1,429,951	16,212	1.13	1,414,396	10,306	0.73
Noninterest-bearing liabilities	599,362			456,547			456,229
Total liabilities	2,175,481			1,886,498			1,870,625
Shareholders’ equity	316,131			311,985			290,317
Total liabilities and shareholders’ equity	$2,491,612			$2,198,483			$2,160,942
Net interest-earning assets	$725,805			$572,963			$561,761
Net interest income; net interest spread(TE)		$92,211	3.72%		$85,996	3.94%		$92,006	4.42%
Net interest margin(TE)			3.96%			4.26%			4.62%
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

	2020 Compared to 2019 Change Attributable To			2019 Compared to 2018 Change Attributable To
(dollars in thousands)	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
Interest income:
Loans receivable	$(115)	$4,807	$4,692	$(2,271)	$2,382	$111
Investment securities	(1,071)	(759)	(1,830)	(114)	(149)	(263)
Other interest-earning assets	(904)	(37)	(941)	279	(231)	48
Total interest income	(2,090)	4,011	1,921	(2,106)	2,002	(104)
Interest expense:
Savings, checking and money market accounts	(2,191)	(895)	(3,086)	3,074	(1)	3,073
Certificates of deposit	(585)	(345)	(930)	2,504	397	2,901
Other borrowings	—	(1)	(1)	2	165	167
FHLB advances	(133)	(144)	(277)	(83)	(152)	(235)
Total interest expense	(2,909)	(1,385)	(4,294)	5,497	409	5,906
Increase (decrease) in net interest income	$819	$5,396	$6,215	$(7,603)	$1,593	$(6,010)

Interest income includes interest income earned on earning assets as well as applicable loan fees earned. Interest income that would have been earned on nonaccrual loans had they been on accrual status is not included in the data reported above.
Provision for Loan Losses
Effective January 1, 2020, the Company adopted the guidance under ASC 326, which introduced a new model known as CECL. For reporting periods beginning on and after January 1, 2020 and the adoption of ASC 326, our activity in the provision for loan losses, which are charges or recoveries to operating results, is undertaken to maintain a level of allowance that reflects expected losses for the full life of the financial assets. Prior to January 1, 2020 and the adoption of ASC 326, the activity in the provision for loan losses was recorded to maintain the allowance at an amount which management determined covered reasonably estimable and probable losses. For more information on the adoption of ASC 326, refer to Note 2 of the Consolidated Financial Statements.
For the year ended December 31, 2020, the Company recorded a provision for loan losses of $12.7 million, compared to $3.0 million and $3.9 million for 2019 and 2018, respectively. The provision for loan losses during 2020 reflected our assessment of the change in expected losses due primarily to the economic impact of the COVID-19 pandemic. The provisions for 2019 and 2018 were primarily due to organic loan growth and downgrades in organic commercial real estate and commercial and industrial loan relationships.
Net charge-offs were $2.3 million for 2020, compared to net charge-offs of $1.5 million and $2.4 million for 2019 and 2018, respectively. Charge-offs during 2020 were primarily related to $1.0 million on two acquired commercial relationships and $806,000 on an originated commercial relationship classified as substandard prior to the COVID-19 pandemic. Net charge-offs for 2019 and 2018 were primarily due to the deterioration of previously recognized non-performing commercial real estate and commercial and industrial loan relationships.
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Allowance for Credit Losses" provides more information on the changes in the ALL and ACL.

Noninterest Income
The following table illustrates the primary components of noninterest income for the years indicated.

(dollars in thousands)	2020	2019	2020 vs 2019 Percent Increase (Decrease)	2018	2019 vs 2018 Percent Increase (Decrease)
Noninterest income:
Service fees and charges	$4,646	$5,940	(21.8)%	$6,370	(6.8)%
Bank card fees	4,868	4,516	7.8	4,494	0.5
Gain on sale of loans, net	2,925	1,074	172.3	872	23.2
Income from bank-owned life insurance	994	2,069	(52.0)	656	215.4
Loss on sale of assets, net	(11)	(335)	(96.7)	(52)	544.2
Other income	883	1,151	(23.3)	1,107	4.0
Total noninterest income	$14,305	$14,415	(0.8)%	$13,447	7.2%

2020 compared to 2019
Noninterest income for 2020 totaled $14.3 million, down $110,000, or 0.8%, compared to 2019.
Service fees and charges for 2020 were down $1.3 million, or 21.8%, from 2019 primarily due to a decline in income from overdraft fees on deposit accounts.
Income from BOLI for 2020 was down $1.1 million, or 52.0%, from 2019 primarily due to the absence of a $1.2 million death benefit from BOLI on a former employee.
Gains on the sale of loans for 2020 were up $1.9 million, or 172.3%, from 2019. Due to the changes in the interest rate environment during 2020, borrowers found it advantageous to refinance residential mortgages.
2019 compared to 2018
Noninterest income for 2019 totaled $14.4 million, up $1.0 million, or 7.2%, compared to 2018. The increase was primarily due to the increase in income from BOLI. The Company received a non-taxable life insurance benefit of $1.2 million from BOLI following the death of a former employee during the third quarter of 2019.
Noninterest Expense
The following table illustrates the primary components of noninterest expense for the years indicated.

(dollars in thousands)	2020	2019	2020 vs 2019 Percent Increase (Decrease)	2018	2019 vs 2018 Percent Increase (Decrease)
Noninterest expense:
Compensation and benefits	$37,935	$38,415	(1.2)%	$36,796	4.4%
Occupancy	6,794	7,118	(4.6)	6,658	6.9
Marketing and advertising	1,132	1,576	(28.2)	1,309	20.4
Data processing and communication	7,343	6,611	11.1	7,646	(13.5)
Professional services	852	856	(0.5)	1,119	(23.5)
Forms, printing and supplies	625	683	(8.5)	973	(29.8)
Franchise and shares tax	1,487	1,444	3.0	1,030	40.2
Regulatory fees	1,377	830	65.9	1,559	(46.8)
Foreclosed assets, net	505	556	(9.2)	397	40.1
Amortization of acquisition intangible	1,360	1,583	(14.1)	1,845	(14.2)
Other expenses	3,571	3,933	(9.2)	3,893	1.0
Total noninterest expense	$62,981	$63,605	(1.0)%	$63,225	0.6%

2020 compared to 2019
Noninterest expense for 2020 totaled $63.0 million, down $624,000, or 1.0%, from 2019.
Compensation and benefits expense for 2020 was down $480,000, or 1.2% compared to 2019 primarily due to decreases in health insurance costs and compensation expense related to the Company's ESOP driven primarily by the decline in market value of shares of the Company's common stock held by the ESOP. In addition, compensation and benefits expense for 2019 included $287,000 in costs related to the departure of a former executive.
Occupancy expense for 2020 was down $324,000, or 4.6%, compared to 2019. During 2019, the Company incurred $291,000 (pre-tax) of costs to terminate an office lease.
Marketing and advertising expense for 2020 was down $444,000, or 28.2%, compared to 2019 primarily due to a general decline across all marketing related activities during 2020.
Data processing and communication expense for 2020 was up $732,000, or 11.1%, compared to 2019 primarily due to increased costs of software contracts.
Regulatory fees for 2020 were up $547,000, or 65.9%, compared to 2019 primarily due to an increase in FDIC assessments. The change in the Company's financial condition during 2020 led to a less favorable leverage ratio, which is used to compute FDIC assessments. In addition, the Company benefited from FDIC assessment credits during the third quarter of 2019. The credits were exhausted during the first quarter of 2020.
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

Income Taxes
For the years ended December 31, 2020, 2019 and 2018, the Company incurred income tax expense of $6.0 million, $5.9 million and $6.7 million, respectively. The Company’s effective tax rate was 19.6%, 17.3% and 17.5% for 2020, 2019 and 2018, respectively.
The Company's effective tax rate increased in 2020 compared to 2019 and 2018 due to the absence of certain non-recurring transactions. During 2019, the Company received a non-taxable BOLI benefit of $1.2 million following the death of a former employee. During 2018, an updated analysis of the Company’s depreciation of certain assets as a result of a cost segregation study reduced 2018 income tax expense by $819,000.

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
We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At December 31, 2020, certificates of deposit maturing within the next 12 months totaled $297.4 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.
In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years, we have utilized borrowings as a cost efficient addition to deposits as a source of funds. Our borrowings consist of advances from the FHLB, of which we are a member. Under terms of the collateral agreement with the FHLB, we may pledge residential mortgage loans and mortgage-backed securities as well as our stock in the FHLB as collateral for such advances. For the year ended December 31, 2020, the average balance of our outstanding FHLB advances was $45.1 million. At December 31, 2020, we had $28.8 million in outstanding long-term FHLB advances and $787.2 million in additional FHLB advances available to us.
The following table summarizes the Company's primary and secondary sources of liquidity as of the date indicated.

December 31,
(dollars in thousands)	2020
Cash and cash equivalents	$187,952
Unpledged investment securities, amortized cost	125,342
FHLB advance availability	787,232
Unsecured lines of credit	55,000
Federal Reserve discount window availability	500
Total primary and secondary liquidity	$1,156,026

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
Our interest rate sensitivity is also monitored by management through the use of models which generate estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of December 31, 2020.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	6.1%
+200	4.2
+100	2.2
-100	(3.8)

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

In addition to the strategies above, the Company entered into certain interest rate swap agreements during the second quarter of 2020 as part of its interest rate risk management strategy. The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements. During 2020, such derivatives were used to hedge the variable cost associated with existing variable rate liabilities. Refer to Note 13, Derivatives and Hedging Activities, of the Consolidated Financial Statements for more information on the effects of the derivative financial instruments on the consolidated financial statements.

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

	Contract Amount
(dollars in thousands)	2020	2019
Standby letters of credit	$5,781	$6,098
Available portion of lines of credit	266,349	247,670
Undisbursed portion of loans in process	99,527	111,466
Commitments to originate loans	139,471	87,446

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
The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and the undisbursed portion of construction loans as of December 31, 2020.

(dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Unused commercial lines of credit	$86,262	$48,830	$4,925	$5,464	$145,481
Unused personal lines of credit	33,180	12,792	15,078	59,818	120,868
Undisbursed portion of loans in process	60,600	18,235	9,888	10,804	99,527
Standby letters of credit	5,228	446	107	—	5,781
Commitments to originate loans	132,097	7,374	—	—	139,471
Total	$317,367	$87,677	$29,998	$76,086	$511,128

The Company has utilized leasing arrangements to support the ongoing activities of the Company. The required payments under such commitments and other contractual cash commitments as of December 31, 2020 are shown in the following table.

(dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Operating leases	$381	$315	$381	$381	$343	$1,321	$3,122
Certificates of deposit	297,387	50,672	11,917	4,419	3,221	1,177	368,793
Long-term FHLB advances	1,174	5,042	3,066	4,434	11,296	3,812	28,824
Total	$298,942	$56,029	$15,364	$9,234	$14,860	$6,310	$400,739

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

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Home Bancorp, Inc.
Lafayette, Louisiana
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of Home Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of allowance for credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments – Credit Losses.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Estimate of the allowance for loan losses – reserves related to loans collectively evaluated for impairment
As described in Notes 2 and 5 to the consolidated financial statements, the Company’s allowance for loan losses (“ALL”) totaled $33.0 million of which $31.4 million relates to loans collectively evaluated for impairment (“general reserves”). The Company has identified loan pools with similar risk characteristics. The Company estimated the general reserves for all loan pools using the discounted cash flow method, except for general reserves for the credit card portfolio which were estimated using the remaining life method.

The discounted cash flow method utilizes loan-level term information (including maturity date, payment amount, and interest rate) and certain assumptions by management (including default rates, prepayment speeds, and curtailment rates) to estimate the expected future cash flows for the full life of each loon pool. The difference between the expected future cash flows are discounted and these amounts are then adjusted for certain qualitative factors related to current conditions in addition to adjustments for reasonable and supportable forecasts for future periods to arrive at general reserves.

The remaining life method utilized by the Company to estimate general reserves for the credit card portfolio applies historical loss rates to the portfolio over the estimated remaining life of the portfolio then adjusts for certain qualitative factors related to current conditions in addition to adjustments for reasonable and supportable forecasts for future periods to arrive at general reserves for credit cards.

We identified the estimate of the reserves related to loans collectively evaluated for impairment as a critical audit matter because auditing this portion of ALL required significant auditor judgment and evaluation of significant estimates requiring industry knowledge and experience. The estimate of the reserves related to individually evaluated loans did not require the same degree of auditor judgment; therefore, we did not identify this portion of ALL as a critical audit matter.

The primary audit procedures we performed to address this critical audit matter included:

•We evaluated the design and tested the operating effectiveness of key controls relating to the Company’s ALL calculation, including controls over the segmentation of the loan portfolio, the periods and assumptions used in the calculation, the determination of qualitative factors including reasonable and supportable forecasts, and the precision of management’s review and approval of the calculation and resulting estimate.
•We tested the completeness and accuracy of the data used by management to calculate general reserves.
•We tested the completeness and accuracy of the data used by management in determining qualitative factor adjustments, including the reasonable and supportable factors, by agreeing them to internal and external information.
•We analyzed the qualitative factors in comparison to historical periods to evaluate the directional consistency in relation to the Company’s loan portfolio and local economy.
We have served as the Company’s auditor since 2009.

Atlanta, Georgia
March 9, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Home Bancorp, Inc.
Lafayette, Louisiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year ended December 2018 and the related notes (collectively, the consolidated financial statements) of Home Bancorp, Inc. and subsidiary (the “Company”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company‘s operations and cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2009.

Atlanta, Georgia
March 13, 2019

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(dollars in thousands)	2020	2019
Assets
Cash and cash equivalents	$187,952	$39,847
Interest-bearing deposits in banks	349	449
Investment securities available for sale, at fair value	254,752	257,321
Investment securities held to maturity (fair values of $2,996 and $7,194, respectively)	2,934	7,149
Mortgage loans held for sale	9,559	6,990
Loans, net of unearned income	1,979,954	1,714,361
Allowance for loan losses	(32,963)	(17,868)
Total loans, net of unearned income and allowance for loan losses	1,946,991	1,696,493
Office properties and equipment, net	45,497	46,425
Cash surrender value of bank-owned life insurance	40,334	39,466
Goodwill and core deposit intangibles	63,112	64,472
Accrued interest receivable and other assets	40,370	41,853
Total Assets	$2,591,850	$2,200,465
Liabilities
Deposits:
Noninterest-bearing	$615,700	$437,828
Interest-bearing	1,598,121	1,383,147
Total deposits	2,213,821	1,820,975
Other borrowings	5,539	5,539
Long-term Federal Home Loan Bank advances	28,824	40,620
Accrued interest payable and other liabilities	21,824	17,002
Total Liabilities	2,270,008	1,884,136
Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,740,104 and 9,252,418 shares issued and outstanding, respectively	87	93
Additional paid-in capital	164,988	168,545
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(2,767)	(3,124)
Recognition and Retention Plan (RRP)	(22)	(35)
Retained earnings	154,282	150,158
Accumulated other comprehensive income	5,274	692
Total Shareholders’ Equity	321,842	316,329
Total Liabilities and Shareholders’ Equity	$2,591,850	$2,200,465

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(dollars in thousands except per share data)	2020	2019	2018
Interest Income
Loans, including fees	$99,106	$94,414	$94,303
Investment securities:
Taxable interest	4,228	5,886	5,948
Tax-exempt interest	335	507	708
Other investments and deposits	460	1,401	1,353
Total interest income	104,129	102,208	102,312
Interest Expense
Deposits	11,034	15,050	9,076
Other borrowings expense	212	213	46
Short-term Federal Home Loan Bank advances	23	—	40
Long-term Federal Home Loan Bank advances	649	949	1,144
Total interest expense	11,918	16,212	10,306
Net interest income	92,211	85,996	92,006
Provision for loan losses	12,728	3,014	3,943
Net interest income after provision for loan losses	79,483	82,982	88,063
Noninterest Income
Service fees and charges	4,646	5,940	6,370
Bank card fees	4,868	4,516	4,494
Gain on sale of loans, net	2,925	1,074	872
Income from bank-owned life insurance	994	2,069	656
Loss on sale of assets, net	(11)	(335)	(52)
Other income	883	1,151	1,107
Total noninterest income	14,305	14,415	13,447
Noninterest Expense
Compensation and benefits	37,935	38,415	36,796
Occupancy	6,794	7,118	6,658
Marketing and advertising	1,132	1,576	1,309
Data processing and communication	7,343	6,611	7,646
Professional services	852	856	1,119
Forms, printing and supplies	625	683	973
Franchise and shares tax	1,487	1,444	1,030
Regulatory fees	1,377	830	1,559
Foreclosed assets, net	505	556	397
Amortization of acquisition intangible	1,360	1,583	1,845
Other expenses	3,571	3,933	3,893
Total noninterest expense	62,981	63,605	63,225
Income before income tax expense	30,807	33,792	38,285
Income tax expense	6,042	5,860	6,695
Net Income	$24,765	$27,932	$31,590
Earnings per share:
Basic	$2.86	$3.08	$3.48
Diluted	$2.85	$3.05	$3.40
Cash dividends declared per common share	$0.88	$0.84	$0.71

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Net Income	$24,765	$27,932	$31,590
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available for sale investment securities	5,580	3,668	(1,323)
Unrealized gains on cash flow hedges	220	—	—
Tax effect	(1,218)	(770)	278
Other comprehensive income (loss), net of taxes	4,582	2,898	(1,045)
Comprehensive Income	$29,347	$30,830	$30,545

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total

Balance, December 31, 2017	$94	$165,341	$(3,838)	$(84)	$117,313	$(955)	$277,871
Net income					31,590		31,590
Other comprehensive loss						(1,045)	(1,045)
Reclassification of stranded tax effects in accumulated other comprehensive income					206	(206)	—
Purchase of Company’s common stock at cost, 30,887 shares	—	(309)			(885)		(1,194)
Cash dividends declared, $0.71 per share					(6,706)		(6,706)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 17,691 shares	—	141			(71)		70
Exercise of stock options	1	913					914
RRP shares released for allocation		(26)		26			—
ESOP shares released for allocation		1,442	357				1,799
Share-based compensation cost		741					741
Balance, December 31, 2018	$95	$168,243	$(3,481)	$(58)	$141,447	$(2,206)	$304,040
Net income					27,932		27,932
Other comprehensive income						2,898	2,898
Purchase of Company’s common stock at cost, 419,498 shares	(4)	(4,191)			(11,250)		(15,445)
Cash dividends declared, $0.84 per share					(7,898)		(7,898)
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 24,987 shares	—	230			(73)		157
Exercise of stock options	2	2,229					2,231
RRP shares released for allocation		(23)		23			—
ESOP shares released for allocation		1,256	357				1,613
Share-based compensation cost		801					801
Balance, December 31, 2019	$93	$168,545	$(3,124)	$(35)	$150,158	$692	$316,329
Cumulative effect of change in accounting principle due to the adoption of ASC 326, net of tax					(3,985)		(3,985)
Net income					24,765		24,765
Other comprehensive income						4,582	4,582
Purchase of Company’s common stock at cost, 530,504 shares	(6)	(5,299)			(8,708)		(14,013)
Cash dividends declared, $0.88 per share					(7,903)		(7,903)
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 16,485 shares	—	32			(45)		(13)
Exercise of stock options	—	30					30
RRP shares released for allocation		(13)		13			—
ESOP shares released for allocation		904	357				1,261
Share-based compensation cost		789					789
Balance, December 31, 2020	$87	$164,988	$(2,767)	$(22)	$154,282	$5,274	$321,842

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Cash flows from operating activities, net of effects of acquisitions:
Net income	$24,765	$27,932	$31,590
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,728	3,014	3,943
Depreciation	3,063	2,875	2,504
Amortization and accretion of purchase accounting valuations and intangibles	5,479	5,880	8,288
Net amortization of mortgage servicing asset	161	111	151
Federal Home Loan Bank stock dividends	(61)	(156)	(125)
Net amortization of premium on investments	2,900	2,342	2,027
Gain on sale of loans, net	(2,925)	(1,074)	(872)
Proceeds, including principal payments, from loans held for sale	288,642	123,065	98,471
Originations of loans held for sale	(288,286)	(126,895)	(93,812)
Non-cash compensation	2,050	2,414	2,540
Deferred income tax (benefit) expense	(1,588)	137	2,137
(Increase) decrease in accrued interest receivable and other assets	(601)	58	(8,970)
Increase in cash surrender value of bank-owned life insurance	(948)	(874)	(656)
Increase (decrease) in accrued interest payable and other liabilities	3,651	5,109	(88)
Net cash provided by operating activities	49,030	43,938	47,128
Cash flows from investing activities, net of effects of acquisitions:
Purchases of securities available for sale	(91,978)	(68,523)	(78,462)
Proceeds from maturities, prepayments and calls on securities available for sale	97,311	72,865	50,280
Proceeds from maturities, prepayments and calls on securities held to maturity	4,130	3,517	1,855
Increase in loans, net	(271,830)	(73,680)	(2,177)
Reimbursement from FDIC for covered assets	—	142	26
Decrease in interest-bearing deposits in banks	100	490	1,482
Proceeds from sale of foreclosed assets	3,585	1,825	731
Purchases of office properties and equipment	(2,147)	(3,840)	(5,010)
Proceeds from sale of office properties and equipment	5	54	1,051
Purchase of bank-owned life insurance	—	(10,000)	—
Proceeds from bank-owned life insurance	126	2,163	—
Purchase of Federal Home Loan Bank stock	(1,592)	—	—
Proceeds from redemption of Federal Home Loan Bank stock	2,254	2,658	—
Investment in new market tax credit	—	—	5,539
Net cash used in investing activities	(260,036)	(72,329)	(24,685)
Cash flows from financing activities, net of effects of acquisitions:
Increase (decrease) in deposits, net	392,836	47,715	(93,106)
Borrowings on Federal Home Loan Bank advances	119,700	6,010	3,000
Repayments of Federal Home Loan Bank advances	(131,526)	(24,150)	(16,221)
Proceeds from exercise of stock options	30	2,231	914
Issuance of stock under incentive plans	(13)	157	70
Dividends paid to shareholders	(7,903)	(7,898)	(6,706)
Purchase of Company’s common stock	(14,013)	(15,445)	(1,194)
Net cash provided by (used in) financing activities	359,111	8,620	(113,243)
Net change in cash and cash equivalents	148,105	(19,771)	(90,800)
Cash and cash equivalents at beginning of year	39,847	59,618	150,418
Cash and cash equivalents at end of year	$187,952	$39,847	$59,618

Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$11,933	$16,072	$10,391
Income taxes paid	5,430	3,174	5,075
Noncash investing and financing activities:
Acquisition of assets in settlement of loans	$915	$4,361	$1,816
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Home Bancorp, Inc., a Louisiana corporation (the “Company”), is the parent holding company for Home Bank, N.A. (the "Bank"). The Bank is a national bank and wholly owned subsidiary of the Company. The Company and Bank are headquartered in Lafayette, Louisiana. As of December 31, 2020, the Company was a bank holding company. In September 2018, the Bank established HB Investment Fund I, LLC, a wholly-owned subsidiary of the Bank to invest in New Markets Tax Credits (“NMTC”) in our market area.
In 2010, the Bank expanded into the Northshore (of Lake Pontchartrain) region through a Federal Deposit Insurance Corporation (“FDIC”) assisted acquisition of certain assets and liabilities of the former Statewide Bank. In July 2011, the Bank expanded into the Greater New Orleans region through its acquisition of GS Financial Corporation, the former holding company of Guaranty Savings Bank. In February 2014, the Bank expanded into west Mississippi through its acquisition of Britton & Koontz Capital Corporation, the holding company for Britton & Koontz Bank, N.A. of Natchez, Mississippi. In September 2015, the Bank expanded its presence in the Greater New Orleans region through the acquisition of Louisiana Bancorp, Inc., the former holding company of Bank of New Orleans of Metairie, Louisiana. In December 2019, the Bank expanded its presence in the Acadiana market through the acquisition of St. Martin Bancshares (“SMB”), the former holding company of St. Martin Bank & Trust Company of St. Martinville, Louisiana. As of December 31, 2020, the Bank conducted business from 40 banking offices in the Acadiana, Northshore, Baton Rouge and Greater New Orleans regions of south Louisiana and west Mississippi.
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
Subsequent Events
The Company has evaluated subsequent events for potential recognition and disclosure through the date of filing for this Annual Report on Form 10-K with the U.S. Securities and Exchange Commission.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for credit losses, income taxes, the valuation of foreclosed assets and ORE, goodwill and other intangible assets, acquisition accounting valuations and valuation of share-based compensation.

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks and interest-bearing deposits with the FHLB. The Company considers all highly liquid debt instruments with original maturities of three months or less (excluding interest-bearing deposits in banks) to be cash equivalents.
The Bank may be required to maintain cash reserves with the Federal Reserve Bank. The requirement is dependent upon the Bank’s cash on hand or noninterest-bearing balances. There was no reserve requirement as of December 31, 2020 or 2019.
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
Investment securities that are acquired with the intention of being resold in the near term are classified as trading securities under ASC 320 and are carried at fair value, with unrealized holding gains and losses recognized in current earnings. The Company did not hold any securities for trading purposes at, or during the years ended, December 31, 2020 or 2019.
Securities not meeting the criteria of either trading securities or held to maturity are classified as available for sale and are carried at fair value. Unrealized holding gains and losses for these securities are recognized, net of related income tax effects, in the Consolidated Statements of Comprehensive Income.
Interest income earned on securities either held to maturity or available for sale is included in current earnings, including the amortization of premiums and the accretion of discounts using the interest method. Amortization of premiums and accretion of discounts are recognized in interest income using the effective interest method. Premiums that exceed the amount repayable by the issuer at the next call date are amortized to the next call date. Other premiums and discounts are amortized (accreted) over the estimated lives of the securities. The gain or loss realized on the sale of securities classified as available for sale or held to maturity, as determined using the specific identification method for determining the cost of the securities sold, is computed with reference to its amortized cost and is also included in current earnings.
On January 1, 2020, the Company adopted ASC 326, Financial Instruments - Credit Losses, which introduced a new model known as CECL. ASC 326 requires expected credit related losses for available for sale debt securities to be recorded through an allowance for credit losses, while non-credit related losses or declines in fair value continue to be recognized through other comprehensive income ("OCI"). Under the new guidance, the Company is also required to evaluate held to maturity debt securities for expected credit losses. For more information on the impact to the Consolidated Financial Statements, refer to the "Recent Accounting Pronouncements" section of this note.
For reporting periods beginning on and after January 1, 2020 and the adoption of ASC 326:
We evaluate our investment securities portfolio for credit-related impairment at least quarterly, and more frequently when economic and market conditions warrant such evaluations. Consideration is given to numerous factors including, but not limited to, the extent to which the fair value is less than the amortized cost basis; adverse conditions causing changes in the financial condition of the issuer of the security or underlying loan guarantors; changes to the rating of the security by a rating agency; and the Company’s intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost, which may extend to maturity.

The Company performs a process to determine whether declines in the fair value of securities has resulted from credit losses or other factors. This process involves evaluating each security for impairment by monitoring credit performance, collateral type, collateral geography, bond credit support, loan-to-value ratios, credit scores, loss severity levels, pricing levels, downgrades by rating agencies, cash flow projections and other factors as indicators of potential credit issues. If this evaluation indicates the existence of credit losses, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis. If the present value of expected cash flows is less than the amortized cost basis, an allowance for credit losses is recorded, limited by the amount that the fair value of the security is less than its amortized cost. Subsequent changes in the allowance for credit losses on securities are recorded with a corresponding provision for credit losses on the Consolidated Statement of Income. If the Company intends to sell the debt security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the security is written down to fair value against the allowance for credit losses, with any additional impairment reported on the Consolidated Statement of Income. The Company applies the practical expedient that permits the exclusion of the accrued interest receivable balance from amortized cost basis of financing receivables.

For reporting periods prior to January 1, 2020 and the adoption of ASC 326:
The Company reviewed investment securities for other-than-temporary impairment quarterly. Impairment was considered to be other-than-temporary if it was likely that all amounts contractually due would not be received for debt securities and when there was no positive evidence indicating that an investment’s carrying amount was recoverable in the near term for equity securities. When a decline in the fair value of available for sale and held to maturity securities below cost was deemed to be credit related, a charge for other-than-temporary impairment was included in earnings as “Other-than-temporary impairment of securities”. The decline in fair value attributed to non-credit related factors was recognized in other comprehensive income and a new cost basis for the security was established. The new cost basis was not changed for subsequent recoveries in fair value. In evaluating whether impairment was temporary or other-than-temporary, the Company considered, among other things, the time period the security was in an unrealized loss position; the financial condition of the issuer and its industry; recommendations of investment advisors; economic forecasts; market or industry trends; changes in tax laws, regulations or other governmental policies significantly affecting the issuer; any downgrades from rating agencies; and any reduction or elimination of dividends. The Company’s intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value was also considered.
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
For financial reporting purposes, the Company classifies a portion of its loans as “Mortgage loans held for sale”. Included in this category are loans which the Company has the current intent to sell and loans which are available to be sold in the event that the Company determines that loans should be sold to support the Company’s investment and liquidity objectives, as well as to support its overall asset and liability management strategies. Loans included in this category for which the Company has the current intention to sell are recorded at the lower of aggregate cost or fair value. As of December 31, 2020 and 2019, the Company had $9,559,000 and $6,990,000, respectively, in loans classified as “Mortgage loans held for sale.”
As of December 31, 2020 and 2019, the Company had $80,898,000 and $118,818,000, respectively, outstanding in loans sold to government agencies that it was servicing through a third party.

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
Interest on loans receivable is accrued as earned using the interest method over the life of the loan. Interest on loans deemed uncollectible is excluded from income. The accrual of interest is discontinued and reversed against current income, with certain limited exceptions, once loans become more than 90 days past due or earlier if conditions warrant. The past due status of loans is determined based on the contractual terms. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged against interest income on loans. Interest payments are applied to reduce the principal balance on nonaccrual loans. Loans are returned to accrual status when all past due payments are received in full and future payments are probable.
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
Acquired Loans
Acquired loans at December 31, 2020 and 2019 are those associated with our acquisitions of Statewide Bank, GS Financial Corporation, Britton & Koontz Capital Corporation, Louisiana Bancorp, Inc. and SMB. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The acquired loans were segregated between those considered to be performing and those with evidence of credit deterioration (purchased credit impaired or “PCI”), and then further segregated into loan pools designed to facilitate the development of expected cash flows. The fair value estimate for each pool of acquired performing and PCI loans was based on the estimate of expected cash flows, both principal and interest, from that pool, discounted at prevailing market interest rates. The difference between the fair value of an acquired loan pool and the contractual amounts due at the acquisition date (the “fair value discount”) is accreted into income over the estimated life of the pool.
On January 1, 2020, the Company adopted ASC 326, Financial Instruments - Credit Losses, which introduced a new model known as CECL and amended the accounting guidance for purchased financial assets. For more information on the impact to the Consolidated Financial Statements, refer to the "Recent Accounting Pronouncements" section of this note.

For reporting periods beginning on and after January 1, 2020 and the adoption of ASC 326:
Management estimates the allowance for credit losses for acquired loans under the same methodology as originated loans. Changes in the allowance for credit losses for acquired loans are recognized through the provision for loan losses and the provision for credit losses on unfunded lending commitments.

ASC 326 replaced the guidance for PCI loans with the concept of purchased credit deteriorated ("PCD"). For reporting periods beginning on and after January 1, 2020, PCI loans have been re-classified as PCD loans. For PCD loans, the Company applied the guidance under ASC 326 using the prospective transition approach. As a result, the Company adjusted the amortized cost basis of the PCD loans to reclassify $1.0 million of purchase discount to the allowance for loan losses on January 1, 2020. The Company applied the guidance under ASC 326 using the modified retrospective approach for all non-PCD assets, which resulted in an increase in the ACL and a corresponding decrease to retained earnings at the adoption date.

PCD loans, under prior accounting policies, were excluded from nonperforming loans because they continued to earn interest income from the accretable yield at the pool level regardless of their status as past due or otherwise not in compliance with their contractual terms. With the adoption of ASC 326, the pools were discontinued and performance is based on contractual terms for individual loans.

For reporting periods prior to January 1, 2020 and the adoption of ASC 326:
Management estimated the ALL for acquired performing or non-PCI loans using a methodology similar to that used for originated loans. The allowance determined for each loan pool was compared to the remaining fair value discount for that pool. If the allowance amount calculated under the Company’s methodology was greater than the Company’s remaining discount, the additional amount called for was added to the reported allowance through a provision for loan losses. If the allowance amount calculated under the Company’s methodology was less than the Company’s recorded discount, no additional allowance or provision was recognized. Actual losses first reduced any remaining nonaccretable discount for the loan pool. Once the nonaccretable discount was fully depleted, losses were applied against the allowance established for that pool. Acquired performing or non-PCI loans were placed on nonaccrual status and were considered and reported as nonperforming or past due using the same criteria applied to the originated portfolio.
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

Allowance for Credit Losses
On January 1, 2020, the Company adopted ASC 326, Financial Instruments - Credit Losses. The new standard significantly changed the impairment model for most financial assets that are measured at amortized cost, including off-balance sheet credit exposures, from an incurred loss model to an expected loss model. Refer to the "Recent Accounting Pronouncements" section of this note for more information on the impact to the Consolidated Financial Statements.

For all reporting periods:
Changes in the allowance for credit losses, which includes the allowance for loan losses and the reserve for unfunded lending commitments, are charged to current operations. Loans that are determined to be uncollectible are charged-off against the allowance for credit losses once that determination is made.
While management uses available information to make allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. The OCC, as an integral part of its examination processes, periodically reviews the allowance for credit losses. The OCC may require the recognition of adjustments to the allowance for credit losses based on its judgment of information available to it as of the time of its examinations. To the extent the OCC’s estimates differ from management’s estimates, additional provisions to the allowance for credit losses may be required as of the time of its examination. As part of the Bank’s risk management program, an independent review is performed on the loan portfolio, which supplements management’s assessment of the loan portfolio and the allowance for credit losses. The result of the independent review is reported directly to the Audit Committee of the Board of Directors.
For reporting periods beginning on and after January 1, 2020 and the adoption of ASC 326:
Under ASC 326, the allowance for credit losses ("ACL") is measured on a pool basis when similar risk characteristics exist and is maintained at an amount which management believes is a current estimate of the expected credit losses for the full life of the relevant pool of loans and related unfunded lending commitments. The Company applies the practical expedient that permits the exclusion of the accrued interest receivable balance from amortized cost basis of financing receivables when measuring credit losses under CECL. The Company's CECL calculation estimates loan losses using the discounted cash flow method for all loan pools, except for the Company's credit card portfolio. Loan losses for the credit card portfolio are estimated using the remaining life method due to the limited complexity and size of this portfolio. The discounted cash flow analysis uses loan-level term information (e.g., maturity date, payment amount, interest rate, etc.) and pool-level assumptions (e.g., default rates, prepayment speeds, etc.) to produce expected future cash flows for the full life of every loan in the pool. The expected future cash flows are discounted and results are then aggregated to produce a net present value of the pool and ultimately the ACL requirement for the pool. The remaining life method applies a loss rate to a given pool of loans over the estimated remaining life of the given pool. The remaining life of the pool is based on historical data. The loss rates computed for each pool and expected pool-level funding rates are applied to the related unfunded lending commitments to calculate an ACL on unfunded amounts. For each pool of loans, management also evaluates and applies qualitative adjustments to the calculated ACL based on several factors, including, but not limited to, changes in current and expected future economic conditions, changes in industry experience and loan concentrations, changes in the volume and severity of nonperforming assets, changes in lending policies and personnel and changes in the competitive and regulatory environment of the banking industry. During 2020, the ongoing effects of COVID-19 on the U.S. economy has been an additional consideration when measuring the ACL.
Loans that do not share similar risk characteristics are individually evaluated and are excluded from the pooled loan analysis. Individually analyzed loans generally include larger (i.e., loans with balances of $250,000 or greater) commercial real estate loans, multi-family residential loans, construction and land loans, commercial and industrial loans and other loans as deemed appropriate by management for which it is probable that all amounts due under the contractual terms of the loan will not be collected. The ACL for loans that are individually evaluated is based on a comparison of the recorded investment in the loan with either the expected cash flows discounted using the loan’s original effective interest rate, observable market price for the loan or the fair value of the collateral underlying certain collateral-dependent loans.

The Company has identified the following portfolio segments based on the risk characteristics described in the table for its pooled loan analysis under ASC 326:

Loan Pool	Risk Characteristics
One- to four-family first mortgage	This category consists of loans secured by first liens on residential real estate. The performance of these loans may be adversely affected by, among other factors, unemployment rates, local residential real estate market conditions and the interest rate environment. Generally, these loans are for longer terms than home equity loans and lines.
Home equity loans and lines	This category consists of loans secured by first and junior liens on residential real estate. The performance of these loans may be adversely affected by, among other factors, unemployment rates, local residential real estate market conditions and the interest rate environment.
Commercial real estate ("CRE")	This category consists of loans primarily secured by office and industrial buildings, warehouses, retail shopping facilities and various special purpose properties, including hotels and restaurants. The performance of CRE loans may be adversely affected by, among other factors, conditions specific to the relevant industry, the real estate market for the property type and geographic region where the property or borrower is located.
Construction and land ("C&D")	This category consists of loans to finance the ground-up construction and/or improvement of residential and commercial properties and loans secured by land. The performance of C&D loans is generally dependent upon the successful completion of improvements and/or land development for the end user, the sale of the property to a third party, or a secondary source of cash flow from the owners. The successful completion of planned improvements and development may be adversely affected by changes in the estimated property value upon completion of construction, projected costs and other conditions leading to project delays.
Multi-family residential	This category consists of loans secured by apartment or residential buildings with five or more units used to accommodate households on a temporary or permanent basis. The performance of multi-family loans is generally dependent on the receipt of rental income from the tenants who occupy the subject property. The occupancy rate of the subject property and the ability of the tenants to pay rent may be adversely affected by the location of the subject property and local economic conditions.
Commercial and industrial ("C&I")	This category consists of secured and unsecured loans to purchase capital equipment, agriculture operating loans and other business loans for working capital and operating purposes. Secured loans are primarily secured by accounts receivable, inventory and other business assets. The performance of C&I loans may be adversely affected by, among other factors, conditions specific to the relevant industry, fluctuations in the value of the collateral and individual performance factors related to the borrower.
Consumer	This category consists of loans to individuals for household, family and other personal use. The performance of these loans may be adversely affected by national and local economic conditions, unemployment rates and other factors affecting the borrower's income available to service the debt.
Credit cards	This category consists of unsecured revolving lines of credit for personal and commercial use. Credit card loans are generally smaller in size and are less complex relative to larger loan categories. Due to their unsecured nature, historical loss rates for credit card loans are generally higher than the loss rates on loans secured by real estate.

For reporting periods prior to January 1, 2020 and the adoption of ASC 326:
The allowance for loan losses was maintained at an amount which management believed covered the reasonably estimable and probable losses on such portfolio. The allowance for loan losses was comprised of specific and general reserves. The Company determined specific reserves based on the provisions of ASC 310, Receivables. The Company’s allowance for loan losses included a measure of impairment related to those loans specifically identified for evaluation under the topic. This measurement was based on a comparison of the recorded investment in the loan with either the expected cash flows discounted using the loan’s original effective interest rate, observable market price for the loan or the fair value of the collateral underlying certain collateral-dependent loans. General reserves were based on management’s evaluation of many factors, including current economic trends, industry experience, historical loss experience (generally three years), industry loan concentrations, the borrowers’ abilities to repay and repayment performance, probability of foreclosure and estimated collateral values. In addition to these factors, management also considered the risk factors described in the table above for each segment of the loan portfolio when determining general reserves.

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
On January 1, 2019, the Company adopted the amended provisions under ASC 842, Leases. Under the amended guidance, the Company recognizes lease assets and liabilities for both operating and capital leases. For lessees, lease assets represent the right to use leased assets for the relevant lease term and lease liabilities that represent the obligation to make lease payments. At December 31, 2020 and 2019, the Company's right-of-use assets, net of amortization, were $4,566,000 and $4,544,000, respectively. The Company's lease liabilities were $4,695,000 and $4,588,000 at December 31, 2020 and 2019, respectively. The Company reports its right-of-use assets and liabilities within accrued interest receivable and other assets and accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.
Cash Surrender Value of Bank-Owned Life Insurance
Life insurance contracts represent single premium life insurance contracts on the lives of certain officers of the Bank. The Bank is the beneficiary of these policies. These contracts are reported at their cash surrender value and changes in the cash surrender value are included in noninterest income.
Intangible Assets
Intangible assets consist of goodwill, core deposit intangibles and mortgage servicing rights. Goodwill and core deposit intangibles are presented together on the Consolidated Statements of Financial Condition. Mortgage servicing rights are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. Goodwill is not amortized but rather is evaluated for impairment at least annually. Core deposit intangibles represent the estimated value related to customer deposit relationships assumed in the Company’s acquisitions. Core deposit intangibles are being amortized over nine to 15 years. Mortgage servicing rights represent servicing assets related to mortgage loans sold and serviced at fair value. Mortgage servicing rights are amortized over a maximum of 10 years using an accelerated method.
Foreclosed Assets and ORE
Foreclosed assets and ORE includes real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets are recorded at fair value less estimated selling costs at the date acquired or upon receiving new property valuations. Write-downs from cost to fair value at the date of foreclosure are charged against the allowance for credit losses. ORE is recorded at the lower of its net book value or fair value at the date of transfer to ORE. Costs relating to the development and improvement of foreclosed assets and ORE are capitalized, and costs relating to holding and maintaining foreclosed assets and ORE are expensed. Valuations are performed periodically and a charge to operations is recorded if the carrying value of a property exceeds its fair value less selling costs. Generally, the Company appraises foreclosed assets and ORE at the time of foreclosure or transfer to ORE and at least every 12 months following the foreclosure or transfer to ORE. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Financed sales of foreclosed property are accounted for in accordance with ASC 610, Subtopic 20, Gains and losses from the derecognition of nonfinancial assets. The Company had $1,302,000 and $4,156,000 of foreclosed assets and ORE as of December 31, 2020 and 2019, respectively. Foreclosed assets and ORE are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
Derivatives and Hedging Activities
As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

In accordance with the FASB’s fair value measurement guidance (in ASU 2011-04), the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Other Investments
Other investments are carried at cost and consist of Federal Reserve Bank ("FRB") stock, Federal Home Loan Bank ("FHLB") stock, qualified investments under the Community Reinvestment Act ("CRA"), an investment in a Small Business Investment Company ("SBIC"), and a New Market Tax Credit ("NMTC") investment. The Company's other investments are not held for sale and do not have readily determinable fair values. As a member of the FRB and the FHLB, the Company is required to hold stock in the FRB and the FHLB. The FRB stock may not be sold or pledged as collateral. The FHLB stock is pledged as collateral for outstanding FHLB advances and its transfer is substantially restricted. The Company's CRA investments include investments in funds and membership shares that fund community development in low- and moderate-income areas. The Company's SBIC investment is guaranteed by the Small Business Association. Other investments totaled $15,721,000 and $17,179,000 as of December 31, 2020 and 2019, respectively. Other investments are reported in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
Shareholders’ Equity
Provisions of the Louisiana Business Corporation Act eliminate the concept of treasury stock and provide that shares reacquired by a company are to be treated as authorized but unissued shares. For the years ended December 31, 2020, 2019 and 2018, the cost of shares repurchased by the Company have been allocated to common stock, additional paid-in capital, and retained earnings.
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
Revenue Recognition
In addition to lending and related activities, the Company offers various services to customers that generate revenue, certain of which are governed by ASC 606, Revenue from Contracts with Customers. The guidance under ASC 606 was effective for annual and interim reporting periods beginning after December 15, 2017. The transition to the accounting guidance under ASC 606 did not have a material impact on the Consolidated Financial Statements. The Company's services that fall within the scope of ASC 606 are presented within noninterest income and include service charges and fees, brokerage fees, and other transaction-based fees. Revenue is recognized when the transactions occur or as services are performed over primarily monthly or quarterly periods. Payment is typically received in the period the transactions occur. Fees may be fixed or, where applicable, based on a percentage of transaction size.
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
The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2020, 2019 and 2018, the Company did not recognize any interest or penalties in its financial statements and did not record an accrued liability for interest or penalty payments.
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
Comprehensive Income
GAAP generally requires that recognized revenues, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and cash flow hedges, are reported as a separate component of the equity section of the balance sheets, such items, along with net earnings, are components of comprehensive income. The tax effect for unrealized gains and losses on investment securities and cash flow hedges was $1,218,000, $770,000 and $(278,000) for the periods ending December 31, 2020, 2019 and 2018, respectively. The reclassification adjustment for gains included in net income had no tax effect for the periods ending December 31, 2020, 2019 and 2018. Comprehensive income is reflected in the Consolidated Statements of Comprehensive Income.

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

Recent Accounting Pronouncements
Accounting Standards Adopted in 2020
On January 1, 2020, the Company adopted ASC 326, Financial Instruments - Credit Losses, which introduced a new model known as CECL. ASC 326 requires financial assets measured on an amortized cost basis, including loans and held to maturity debt securities, to be presented at an amount net of an allowance for credit losses ("ACL"), which reflects expected losses for the full life of the financial asset. Unfunded lending commitments are also within the scope of this amendment. Under former GAAP, credit losses were not recognized until the occurrence of the loss was probable and entities, in general, did not attempt to estimate credit losses for the full life of financial assets.

ASC 326 also amended the accounting model for purchased financial assets and replaced the guidance for PCI financial assets with the concept of PCD financial assets. For non-PCD assets, the CECL estimate is recognized through an ACL and provision for credit losses. For PCD assets, the CECL estimate is recognized through an ACL with an offset to the cost basis of the PCD asset at the date of acquisition. Subsequent changes in the ACL for PCD assets are recognized through a provision for loan losses. The financial assets formerly classified as PCI are now classified as PCD assets under ASC 326. Under former GAAP, an allowance and related provision expense was only recorded for purchased financial assets if the amount of estimated probable losses exceeded the fair value discount for the financial assets.

In addition, ASC 326 requires expected credit related losses for available for sale debt securities to be recorded through an ACL, while non-credit related losses will continue to be recognized through OCI. The guidance under ASC 326 had no impact on the Company's available for sale debt securities at January 1, 2020 or December 31, 2020. Management determined that the declines in the fair value of these securities at such dates were not attributable to credit losses. The Company’s held to maturity debt securities are also required to utilize the CECL approach to estimate expected credit losses. Under ASC 326, the Company did not expect credit losses and recorded no ACL for its held to maturity debt securities at January 1, 2020 or December 31, 2020.

The Company applied the guidance under ASC 326 using the modified retrospective approach for all non-PCD loans and unfunded lending commitments. Upon adoption on January 1, 2020, the Company recorded an after-tax decrease to retained earnings of $4.7 million. The transition adjustment included $3.6 million due to the increase in allowance for non-PCD loan losses and $2.4 million due to the ACL on unfunded lending commitments. During the fourth quarter of 2020, we revised our estimate of losses on unfunded lending commitments which resulted in an aggregate release of $2.2 million of our ACL on unfunded lending commitments. Of the $2.2 million release of this allowance, $1.3 million was recognized as a reduction of non-interest expense and $940,000 ($740,000 net of taxes) was recognized as an increase to retained earnings. The revision reflected, among other factors, refinement of our estimate of future funding rates on unfunded lending commitments.

For PCD loans, formerly classified as PCI, the Company applied the guidance under ASC 326 using the prospective transition approach. As a result, the Company adjusted the amortized cost basis of the PCD loans to reclassify $1.0 million of purchase discount to the ALL on January 1, 2020.

The results for reporting periods beginning on or after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. The following table illustrates the impact of ASC 326.

(dollars in thousands)	December 31, 2019	ASC 326 Adoption Impact	January 1, 2020
Allowance for credit losses
One- to four-family first mortgage	$2,715	$986	$3,701
Home equity loans and lines	1,084	(1)	1,083
Commercial real estate	6,541	1,974	8,515
Construction and land	2,670	519	3,189
Multi-family residential	572	(245)	327
Commercial and industrial	3,694	1,243	4,937
Consumer	592	157	749
Total allowance for loan losses	17,868	4,633	22,501

Unfunded lending commitments(1)	—	1,425	1,425
Total allowance for credit losses	$17,868	$6,058	$23,926

Retained Earnings
Total allowance increase		$6,058
Balance sheet reclassification(2)		(996)
Decrease to retained earnings, pre-tax		5,062
Tax effect		(1,077)
Decrease to retained earnings, net of tax effect		$3,985
(1)The ACL for unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition. During the fourth quarter of 2020, a revision to our estimate of the ACL on unfunded lending commitments reduced the ASC 326 adoption impact by $940,000.
(2)For PCD loans, formerly classified as PCI, the Company applied the guidance under CECL using the prospective transition approach. As a result, the Company adjusted the amortized cost basis of the PCD loans to reclassify the purchase discount to the ALL on January 1, 2020.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU removed, modified and added certain disclosure requirements for fair value measurements. Under the ASU, public entities are no longer required to disclose the valuation processes for Level 3 fair value measurements, but will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the change in unrealized gains and losses included in other comprehensive income for Level 3 fair value measurements. The ASU also removed the requirement to disclose transfers between Level 1 and Level 2 fair value measurements and the policy for those transfers. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019 and did not impact our Consolidated Financial Statements, as the update only revises disclosure requirements.
Issued but Not Yet Adopted Accounting Standards
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in this ASU simplified the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improved the consistent application of and simplified GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in the ASU are effective for fiscal years and interim periods beginning after December 15, 2020. The Company does not expect the adoption of this ASU to impact the Consolidated Financial Statements.

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

Loans acquired with deteriorated credit quality were accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, prior to the adoption of ASC 326. On January 1, 2020, the Company adopted ASC 326, Financial Instruments - Credit Losses, which amended the accounting model for purchased financial assets and replaced the guidance for PCI financial assets with the concept of PCD financial assets.

4. Investment Securities
The following table summarizes the Company’s available for sale and held to maturity investment securities at December 31, 2020 and 2019.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2020			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$138,669	$4,162	$19	$—	$142,812
Collateralized mortgage obligations	74,112	1,565	55	2	75,620
Municipal bonds	27,306	717	12	—	28,011
U.S. government agency	6,210	55	—	10	6,255
Corporate bonds	2,000	54	—	—	2,054
Total available for sale	$248,297	$6,553	$86	$12	$254,752
Held to maturity:
Municipal bonds	$2,934	$62	$—	$—	$2,996
Total held to maturity	$2,934	$62	$—	$—	$2,996

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2019			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$94,446	$1,081	$292	$63	$95,172
Collateralized mortgage obligations	142,408	701	300	358	142,451
Municipal bonds	15,895	166	56	—	16,005
U.S. government agency	3,696	11	4	10	3,693
Total available for sale	$256,445	$1,959	$652	$431	$257,321
Held to maturity:
Municipal bonds	$7,149	$45	$—	$—	$7,194
Total held to maturity	$7,149	$45	$—	$—	$7,194

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

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$13,666	$19	$—	$—	$13,666	$19
Collateralized mortgage obligations	13,615	55	2,309	2	15,924	57
Municipal bonds	1,278	12	—	—	1,278	12
U.S. government agency	—	—	1,196	10	1,196	10
Corporate bonds	—	—	—	—	—	—
Total available for sale	$28,559	$86	$3,505	$12	$32,064	$98
Held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Total held to maturity	$—	$—	$—	$—	$—	$—

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$28,847	$292	$5,148	$63	$33,995	$355
Collateralized mortgage obligations	50,004	300	37,131	358	87,135	658
Municipal bonds	3,044	56	—	—	3,044	56
U.S. government agency	1,213	4	466	10	1,679	14
Total available for sale	$83,108	$652	$42,745	$431	$125,853	$1,083
Held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Total held to maturity	$—	$—	$—	$—	$—	$—

At December 31, 2020, 33 of the Company’s debt securities had unrealized losses totaling 0.3% of the individual securities’ amortized cost basis and 0.04% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, three of the 33 securities had been in a continuous loss position for over 12 months. Management has determined that the declines in the fair value of these securities were not attributable to credit losses. As a result, no ACL was recorded for available for sale investment securities at December 31, 2020.
At December 31, 2020, it was determined that no ACL was required for the Company's held to maturity investment securities. The Company monitors credit quality of debt securities held to maturity through the use of credit ratings. The following table presents the amortized cost of the Company's held to maturity securities by credit quality rating at December 31, 2020.

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
December 31, 2020
Held to maturity:
Municipal bonds	2,934	—	2,934

The amortized cost and estimated fair value by maturity of the Company’s investment securities as of December 31, 2020 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Available for sale:
U.S. agency mortgage-backed	$3,239	$13,335	$48,561	$77,677	$142,812
Collateralized mortgage obligations	—	19,689	19,987	35,944	75,620
Municipal bonds	1,321	2,740	8,305	15,645	28,011
U.S. government agency	—	—	5,837	418	6,255
Corporate bonds	—	—	2,054	—	2,054
Total securities available for sale	$4,560	$35,764	$84,744	$129,684	$254,752
Held to maturity:
Municipal bonds	$—	$802	$2,194	$—	$2,996
Total securities held to maturity	$—	$802	$2,194	$—	$2,996

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Available for sale:
U.S. agency mortgage-backed	$3,204	$12,868	$46,137	$76,460	$138,669
Collateralized mortgage obligations	—	18,902	19,481	35,729	74,112
Municipal bonds	1,317	2,716	7,906	15,367	27,306
U.S. government agency	—	—	5,786	424	6,210
Corporate bonds	—	—	2,000	—	2,000
Total securities available for sale	$4,521	$34,486	$81,310	$127,980	$248,297
Held to maturity:
Municipal bonds	$—	$800	$2,134	$—	$2,934
Total securities held to maturity	$—	$800	$2,134	$—	$2,934

For the years ended December 31, 2020, 2019 and 2018, the Company recorded no gross gains or losses related to the sale of investment securities.
As of December 31, 2020 and 2019, the Company had accrued interest receivable for investment securities of $744,000 and $894,000, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
As of December 31, 2020 and 2019, the Company had $125,889,000 and $157,091,000, respectively, of securities pledged to secure public deposits.

5. Loans
The Company’s loans, net of unearned income, consisted of the following as of December 31 of the years indicated.

(dollars in thousands)	2020	2019
Real estate loans:
One- to four-family first mortgage	$395,638	$430,820
Home equity loans and lines	67,700	79,812
Commercial real estate	750,623	722,807
Construction and land	221,823	195,748
Multi-family residential	87,332	54,869
Total real estate loans	1,523,116	1,484,056
Other loans:
Commercial and industrial	417,926	184,701
Consumer	38,912	45,604
Total other loans	456,838	230,305
Total loans	$1,979,954	$1,714,361

The net discount on the Company’s acquired loans was $6,650,000 and $12,315,000 at December 31, 2020, and 2019, respectively. In addition, loan balances as of December 31, 2020 and 2019 are reported net of unearned income of $8,727,000 and $3,114,000, respectively. Unearned income at December 31, 2020 included $5,449,000 of deferred lender fees related to PPP loans. The total recorded investment in PPP loans was $221,220,000 at December 31, 2020, which is included in commercial and industrial loans.
Accrued interest receivable on the Company's loans was $8,635,000 and $6,575,000 at December 31, 2020 and 2019, respectively, and is excluded from the estimate of the ACL. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

A summary of activity in the ACL and ALL for the years ended December 31, 2020, 2019 and 2018 follows.

	For the Year Ended December 31, 2020
(dollars in thousands)	Beginning Balance	ASC 326 Adoption Impact(1)	Charge-offs	Recoveries	Provision	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$2,715	$986	$(99)	$13	$(550)	$3,065
Home equity loans and lines	1,084	(1)	(575)	16	152	676
Commercial real estate	6,541	1,974	(5)	55	10,286	18,851
Construction and land	2,670	519	(688)	—	1,654	4,155
Multi-family residential	572	(245)	—	—	750	1,077
Commercial and industrial	3,694	1,243	(984)	106	217	4,276
Consumer	592	157	(250)	145	219	863
Total allowance for loan losses	$17,868	$4,633	$(2,601)	$335	$12,728	$32,963

Unfunded lending commitments	—	1,425	—	—	—	1,425
Total allowance for credit losses	$17,868	$6,058	$(2,601)	$335	$12,728	$34,388
(1)On January 1, 2020, the Company adopted ASC 326, Financial Instruments - Credit Losses, which introduced a new model know as CECL. Refer to Note 2 for more information on the adoption of ASC 326.

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

	As of December 31, 2020
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$2,965	$100	$3,065
Home equity loans and lines	676	—	676
Commercial real estate	17,843	1,008	18,851
Construction and land	4,155	—	4,155
Multi-family residential	1,077	—	1,077
Commercial and industrial	3,845	431	4,276
Consumer	863	—	863
Total allowance for loan losses	$31,424	$1,539	$32,963

Unfunded lending commitments(1)	$1,425	$—	$1,425
Total allowance for credit losses	$32,849	$1,539	$34,388

	As of December 31, 2020
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$394,632	$1,006	$395,638
Home equity loans and lines	67,700	—	67,700
Commercial real estate	743,223	7,400	750,623
Construction and land	221,823	—	221,823
Multi-family residential	87,332	—	87,332
Commercial and industrial	417,320	606	417,926
Consumer	38,912	—	38,912
Total loans	$1,970,942	$9,012	$1,979,954

	As of December 31, 2019
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
One- to four-family first mortgage	$2,715	$—	$—	$2,715
Home equity loans and lines	736	348	—	1,084
Commercial real estate	6,243	298	—	6,541
Construction and land	2,670	—	—	2,670
Multi-family residential	572	—	—	572
Commercial and industrial	2,969	701	24	3,694
Consumer	592	—		592
Total allowance for loan losses	$16,497	$1,347	$24	$17,868

	As of December 31, 2019
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired with Deteriorated Credit Quality(3)	Total
Loans:
One- to four-family first mortgage	$429,745	$187	$888	$430,820
Home equity loans and lines	78,446	784	582	79,812
Commercial real estate	711,282	6,518	5,007	722,807
Construction and land	195,374	—	374	195,748
Multi-family residential	54,690	—	179	54,869
Commercial and industrial	183,141	1,223	337	184,701
Consumer	45,573	—	31	45,604
Total loans	$1,698,251	$8,712	$7,398	$1,714,361
(1)At December 31, 2020, $1.4 million of the ACL related to unfunded lending commitments of $336.9 million. The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.
(2)At December 31, 2020, loans individually evaluated for impairment included $277,000 of loans acquired with deteriorated credit quality.
(3)At December 31, 2019, loans acquired with deteriorated credit quality were deemed to be PCI and were accounted for under ASC 310-30.
Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent, in part, on values in the real estate market.

The following table presents the Company’s loan portfolio by credit quality classification and origination year as of December 31, 2020.

	Term Loans by Origination Year
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$58,958	$65,070	$46,412	$48,851	$37,039	$114,588	$17,762	$1,457	$390,137
Special Mention	—	—	167	16	—	1,057	—	—	1,240
Substandard	129	34	—	335	1,069	2,694	—	—	4,261
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$59,087	$65,104	$46,579	$49,202	$38,108	$118,339	$17,762	$1,457	$395,638

Home equity loans and lines:
Pass	$1,172	$1,307	$2,028	$964	$1,889	$5,537	$53,309	$1,389	$67,595
Special Mention	—	—	—	43	—	—	—	—	43
Substandard	—	—	—	—	—	58	4	—	62
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,172	$1,307	$2,028	$1,007	$1,889	$5,595	$53,313	$1,389	$67,700

Commercial real estate:
Pass	$235,900	$156,646	$96,153	$102,166	$59,859	$60,720	$22,962	$56	$734,462
Special Mention	—	—	—	15	951	—	—	—	966
Substandard	1,606	1,994	1,742	323	1,344	8,164	—	22	15,195
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$237,506	$158,640	$97,895	$102,504	$62,154	$68,884	$22,962	$78	$750,623

Construction and land:
Pass	$87,540	$91,337	$16,703	$5,486	$2,585	$1,505	$1,892	$429	$207,477
Special Mention	877	—	—	—	—	618	—	627	2,122
Substandard	451	50	—	—	252	249	—	11,222	12,224
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$88,868	$91,387	$16,703	$5,486	$2,837	$2,372	$1,892	$12,278	$221,823

	Term Loans by Origination Year
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Multi-family residential:
Pass	$40,462	$24,329	$9,711	$3,844	$2,889	$4,539	$1,452	$—	$87,226
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	106	—	—	106
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$40,462	$24,329	$9,711	$3,844	$2,889	$4,645	$1,452	$—	$87,332

Commercial and industrial:
Pass	$264,079	$29,115	$21,053	$6,001	$3,952	$2,408	$82,039	$1,311	$409,958
Special Mention	2,089	792	131	—	—	1	1,801	—	4,814
Substandard	592	—	427	23	141	16	1,955	—	3,154
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$266,760	$29,907	$21,611	$6,024	$4,093	$2,425	$85,795	$1,311	$417,926

Consumer:
Pass	$6,844	$2,667	$1,149	$2,073	$1,118	$18,258	$6,340	$27	$38,476
Special Mention	4	—	4	—	13	120	—	5	146
Substandard	—	34	3	12	17	223	—	1	290
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$6,848	$2,701	$1,156	$2,085	$1,148	$18,601	$6,340	$33	$38,912

Total loans:
Pass	$694,955	$370,471	$193,209	$169,385	$109,331	$207,555	$185,756	$4,669	$1,935,331
Special Mention	2,970	792	302	74	964	1,796	1,801	632	9,331
Substandard	2,778	2,112	2,172	693	2,823	11,510	1,959	11,245	35,292
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$700,703	$373,375	$195,683	$170,152	$113,118	$220,861	$189,516	$16,546	$1,979,954

The following table presents the Company's loan portfolio by credit quality classification as of December 31, 2019.

	December 31, 2019
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated loans:
One- to four-family first mortgage	$248,483	$730	$2,133	$—	$251,346
Home equity loans and lines	56,029	53	882	—	56,964
Commercial real estate	517,615	207	11,317	—	529,139
Construction and land	164,310	8,107	1,270	—	173,687
Multi-family residential	48,661	—	—	—	48,661
Commercial and industrial	153,286	—	2,438	—	155,724
Consumer	35,545	46	89	—	35,680
Total originated loans	$1,223,929	$9,143	$18,129	$—	$1,251,201
Acquired loans:
One- to four-family first mortgage	$173,482	$1,429	$4,563	$—	$179,474
Home equity loans and lines	22,370	128	350	—	22,848
Commercial real estate	181,090	1,593	10,985	—	193,668
Construction and land	19,877	747	1,437	—	22,061
Multi-family residential	5,487	502	219	—	6,208
Commercial and industrial	24,856	56	4,065	—	28,977
Consumer	9,668	166	90	—	9,924
Total acquired loans	$436,830	$4,621	$21,709	$—	$463,160
Total loans:
One- to four-family first mortgage	$421,965	$2,159	$6,696	$—	$430,820
Home equity loans and lines	78,399	181	1,232	—	79,812
Commercial real estate	698,705	1,800	22,302	—	722,807
Construction and land	184,187	8,854	2,707	—	195,748
Multi-family residential	54,148	502	219	—	54,869
Commercial and industrial	178,142	56	6,503	—	184,701
Consumer	45,213	212	179	—	45,604
Total loans	$1,660,759	$13,764	$39,838	$—	$1,714,361

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
In addition, residential loans are classified using an inter-regulatory agency methodology that incorporates, among other factors, the extent of delinquencies and loan-to-value ratios. These classifications were the most current available as of December 31, 2020 and 2019, respectively, and were generally updated within the prior three months.

Age analysis of past due loans, as of the dates indicated, is as follows.

	December 31, 2020
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,651	$66	$365	$2,082	$258,386	$260,468
Home equity loans and lines	117	148	—	265	52,101	52,366
Commercial real estate	518	532	6,770	7,820	581,524	589,344
Construction and land	—	—	—	—	207,928	207,928
Multi-family residential	94	—	—	94	82,051	82,145
Total real estate loans	2,380	746	7,135	10,261	1,181,990	1,192,251
Other loans:
Commercial and industrial	797	3	603	1,403	398,377	399,780
Consumer	219	42	145	406	32,702	33,108
Total other loans	1,016	45	748	1,809	431,079	432,888
Total originated loans	$3,396	$791	$7,883	$12,070	$1,613,069	$1,625,139
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,823	$502	$1,154	$3,479	$131,691	$135,170
Home equity loans and lines	34	43	25	102	15,232	15,334
Commercial real estate	603	303	2,462	3,368	157,911	161,279
Construction and land	—	—	142	142	13,753	13,895
Multi-family residential	92	—	—	92	5,095	5,187
Total real estate loans	2,552	848	3,783	7,183	323,682	330,865
Other loans:
Commercial and industrial	3	—	907	910	17,236	18,146
Consumer	126	50	66	242	5,562	5,804
Total other loans	129	50	973	1,152	22,798	23,950
Total acquired loans	$2,681	$898	$4,756	$8,335	$346,480	$354,815
Total loans:
Real estate loans:
One- to four-family first mortgage	$3,474	$568	$1,519	$5,561	$390,077	$395,638
Home equity loans and lines	151	191	25	367	67,333	67,700
Commercial real estate	1,121	835	9,232	11,188	739,435	750,623
Construction and land	—	—	142	142	221,681	221,823
Multi-family residential	186	—	—	186	87,146	87,332
Total real estate loans	4,932	1,594	10,918	17,444	1,505,672	1,523,116
Other loans:
Commercial and industrial	800	3	1,510	2,313	415,613	417,926
Consumer	345	92	211	648	38,264	38,912
Total other loans	1,145	95	1,721	2,961	453,877	456,838
Total loans	$6,077	$1,689	$12,639	$20,405	$1,959,549	$1,979,954

	December 31, 2019
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,524	$173	$967	$2,664	$248,682	$251,346
Home equity loans and lines	174	—	98	272	56,692	56,964
Commercial real estate	1,124	1,448	8,056	10,628	518,511	529,139
Construction and land	—	—	1,171	1,171	172,516	173,687
Multi-family residential	—	—	—	—	48,661	48,661
Total real estate loans	2,822	1,621	10,292	14,735	1,045,062	1,059,797
Other loans:
Commercial and industrial	213	100	869	1,182	154,542	155,724
Consumer	533	57	34	624	35,056	35,680
Total other loans	746	157	903	1,806	189,598	191,404
Total originated loans	$3,568	$1,778	$11,195	$16,541	$1,234,660	$1,251,201
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$4,555	$1,116	$1,108	$6,779	$172,695	$179,474
Home equity loans and lines	267	93	330	690	22,158	22,848
Commercial real estate	337	466	1,945	2,748	190,920	193,668
Construction and land	413	—	1,170	1,583	20,478	22,061
Multi-family residential	—	—	—	—	6,208	6,208
Total real estate loans	5,572	1,675	4,553	11,800	412,459	424,259
Other loans:
Commercial and industrial	3	57	792	852	28,125	28,977
Consumer	259	127	60	446	9,478	9,924
Total other loans	262	184	852	1,298	37,603	38,901
Total acquired loans	$5,834	$1,859	$5,405	$13,098	$450,062	$463,160
Total loans:
Real estate loans:
One- to four-family first mortgage	$6,079	$1,289	$2,075	$9,443	$421,377	$430,820
Home equity loans and lines	441	93	428	962	78,850	79,812
Commercial real estate	1,461	1,914	10,001	13,376	709,431	722,807
Construction and land	413	—	2,341	2,754	192,994	195,748
Multi-family residential	—	—	—	—	54,869	54,869
Total real estate loans	8,394	3,296	14,845	26,535	1,457,521	1,484,056
Other loans:
Commercial and industrial	216	157	1,661	2,034	182,667	184,701
Consumer	792	184	94	1,070	44,534	45,604
Total other loans	1,008	341	1,755	3,104	227,201	230,305
Total loans	$9,402	$3,637	$16,600	$29,639	$1,684,722	$1,714,361
At December 31, 2020, $2,000 of loans were greater than 90 days past due and accruing interest. At December 31, 2019, excluding PCI loans, the Company did not have any loans greater than 90 days past due and accruing.

The Company reviews its significant nonaccrual loans (i.e., loans with balances of $250,000 or greater) for specific impairment in accordance with its allowance for credit loss methodology. If it is determined that it is probable that all amounts due will not be collected when other credit quality indicators are considered, the loan is considered impaired and the Company individually evaluates these loans to the determine expected credit losses. The following table summarizes information pertaining to nonaccrual loans as of dates indicated.

	December 31, 2020			December 31, 2019
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total(1)	Total(2)
Nonaccrual loans:
One- to four-family first mortgage	$3,838	$—	$3,838	$3,948
Home equity loans and lines	63	—	63	1,244
Commercial real estate	12,298	—	12,298	13,325
Construction and land	469	—	469	2,469
Multi-family residential	—	—	—	—
Commercial and industrial	1,717	—	1,717	3,224
Consumer	292	—	292	176
Total	$18,677	$—	$18,677	$24,386
(1)Due to the adoption of ASC 326, PCD loans of $390,000 are included in nonaccrual loans at December 31, 2020. Prior to January 1, 2020, these loans were classified as PCI and excluded from nonperforming loans because they continued to earn interest income from the accretable yield at the pool level. At adoption, the pools were discontinued and performance is based on contractual terms for individual loans.
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
All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. All payments received while on nonaccrual status are applied against the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.
As of December 31, 2020, the Company was not committed to lend additional funds to any customer whose loan was individually evaluated for impairment.

Collateral Dependent Loans
The Company held loans that were individually evaluated for impairment at December 31, 2020 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:
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
The table below summarizes collateral dependent loans and the related ACL at December 31, 2020 for which the borrower is experiencing financial difficulty.

(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$1,006	$100
Home equity loans and lines	—	—
Commercial real estate	7,400	1,008
Construction and land	—	—
Multi-family residential	—	—
Commercial and industrial	606	431
Consumer	—	—
Total	$9,012	$1,539

At December 31, 2020, collateral dependent commercial real estate loans included one loan acquired with deteriorated credit quality totaling $277,000.

Prior to the adoption of ASC 326 on January 1, 2020, the Company accounted for impaired loans under ASC 310. The following provides a summary of information for the Company's impaired loans at and for the years ended December 31, 2019 and 2018.

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

Foreclosed Assets and ORE
Foreclosed assets and ORE include real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets and ORE totaled $1,302,000 and $4,156,000 at December 31, 2020 and December 31, 2019, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

The carrying amount of foreclosed residential real estate properties held at December 31, 2020 and December 31, 2019 totaled $877,000 and $1,737,000, respectively. Loans secured by single family residential real estate that were in the process of foreclosure at December 31, 2020 and December 31, 2019 totaled $446,000 and $723,000, respectively.

Foreclosed assets and ORE included certain bank buildings that meet the criteria to be classified as assets held for sale. The carrying value of these assets totaled $212,000 and $1,275,000 at December 31, 2020 and December 31, 2019, respectively. During the year ended December 31, 2020, the Company sold six of these properties, with a total carrying value of $1,035,000, for a loss of $126,000 recorded in foreclosed assets and ORE, net expense on the Consolidated Statements of Income. The expected timing of the sale of the remaining properties is uncertain.

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
As of December 31, 2020, the Company had modified loans with an aggregate outstanding loan balance of $36,047,000, or 2% of total outstanding loans, via payment relief in the nature of principal and/or interest deferrals. These modifications were done in accordance with Section 4013 of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act and the Interagency Statement on Loan Modifications on Reporting for Financial Institutions Working With Customers Affected by the Coronavirus. Accordingly, these loans were not categorized as TDRs.

Information about the Company’s TDRs is presented in the following tables.

	As of December 31, 2020
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$342	$257	$1,099	$1,698
Home equity loans and lines	48	—	24	72
Commercial real estate	712	—	5,291	6,003
Construction and land	83	—	—	83
Multi-family residential	—	—	—	—
Total real estate loans	1,185	257	6,414	7,856
Other loans:
Commercial and industrial	—	—	—	—
Consumer	70	—	44	114
Total other loans	70	—	44	114
Total loans	$1,255	$257	$6,458	$7,970
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$376	$—	$964	$1,340
Home equity loans and lines	—	—	14	14
Commercial real estate	86	—	2,133	2,219
Construction and land	—	—	185	185
Multi-family residential	102	—	—	102
Total real estate loans	564	—	3,296	3,860
Other loans:
Commercial and industrial	—	—	520	520
Consumer	9	—	23	32
Total other loans	9	—	543	552
Total loans	$573	$—	$3,839	$4,412
Total loans:
Real estate loans:
One- to four-family first mortgage	$718	$257	$2,063	$3,038
Home equity loans and lines	48	—	38	86
Commercial real estate	798	—	7,424	8,222
Construction and land	83	—	185	268
Multi-family residential	102	—	—	102
Total real estate loans	1,749	257	9,710	11,716
Other loans:
Commercial and industrial	—	—	520	520
Consumer	79	—	67	146
Total other loans	79	—	587	666
Total loans	$1,828	$257	$10,297	$12,382

	As of December 31, 2019
(dollars in thousands)	Current	Past Due Greater Than 30 Days	Nonaccrual TDRs	Total TDRs
Originated loans:
Real estate loans:
One- to four-family first mortgage	$671	$82	$1,370	$2,123
Home equity loans and lines	235	53	36	324
Commercial real estate	670	—	5,824	6,494
Construction and land	100	—	—	100
Multi-family residential	—	—	—	—
Total real estate loans	1,676	135	7,230	9,041
Other loans:
Commercial and industrial	—	—	303	303
Consumer	92	—	54	146
Total other loans	92	—	357	449
Total loans	$1,768	$135	$7,587	$9,490
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$365	$—	$617	$982
Home equity loans and lines	—	—	20	20
Commercial real estate	90	—	194	284
Construction and land	—	—	—	—
Multi-family residential	—	—	—	—
Total real estate loans	455	—	831	1,286
Other loans:
Commercial and industrial	—	—	1,362	1,362
Consumer	20	—	25	45
Total other loans	20	—	1,387	1,407
Total loans	$475	$—	$2,218	$2,693
Total loans:
Real estate loans:
One- to four-family first mortgage	$1,036	$82	$1,987	$3,105
Home equity loans and lines	235	53	56	344
Commercial real estate	760	—	6,018	6,778
Construction and land	100	—	—	100
Multi-family residential	—	—	—	—
Total real estate loans	2,131	135	8,061	10,327
Other loans:
Commercial and industrial	—	—	1,665	1,665
Consumer	112	—	79	191
Total other loans	112	—	1,744	1,856
Total loans	$2,243	$135	$9,805	$12,183

A summary of information pertaining to loans modified as of the periods indicated is as follows.

	For the Year Ended December 31
	2020			2019
(dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructurings:
One- to four-family first mortgage	11	$1,409	$778	6	$932	$919
Home equity loans and lines	—	—	—	—	—	—
Commercial real estate	9	3,193	3,100	2	193	192
Construction and land	1	185	185	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	5	96	81	18	842	820
Other consumer	2	13	8	6	78	70
Total	28	$4,896	$4,152	32	$2,045	$2,001

As of December 31, 2020 and 2019, the Company had no unfunded commitments to borrowers whose loan terms had been modified through troubled debt restructurings.
Two commercial real estate loans totaling $282,000, four residential mortgages totaling $582,000 and one consumer loan totaling $4,000 were modified during the year ended December 31, 2020 and defaulted during the same time period. The defaults did not have a significant impact on our allowance for credit losses at December 31, 2020.
Two residential mortgages totaling $619,000 and two consumer loans totaling $10,000 were modified during the year ended December 31, 2019 and defaulted within twelve months of modification. The defaults did not have a significant impact on our allowance for loan losses at December 31, 2019.
6. Loan Servicing
Mortgage loans sold to and serviced for others are not included in the accompanying statements of financial condition. The unpaid principal balances of these loans as of December 31 of the years indicated are summarized as follows:

(dollars in thousands)	2020	2019
Mortgage loans sold to Federal Home Loan Mortgage Corporation without recourse	$2,633	$3,723
Mortgage loans sold to Federal National Mortgage Association without recourse	78,080	114,895
Mortgage loans sold to Federal Home Loan Bank without recourse	185	200
Total, end of period	$80,898	$118,818

The Company records servicing assets related to mortgage loans sold and serviced at fair value and will amortize these servicing assets over the period of estimated net servicing income associated with each loan. Management assesses servicing assets for potential impairment annually. Changes in the carrying value of servicing assets are recorded in service fees and charges on the Consolidated Statements of Income. Activity related to servicing assets for the years ended December 31, 2020, 2019 and 2018 is summarized as follows.

(dollars in thousands)	2020	2019	2018
Balance, beginning of period	$161	$272	$422
Amortization	(161)	(111)	(150)
Balance, end of period	—	161	272
Fair value, end of period	$—	$530	$789

Custodial and escrow account balances maintained in connection with the foregoing loan servicing arrangements were $1,761,000 and $2,201,000 as of December 31, 2020 and 2019, respectively.
7. Office Properties and Equipment
Office properties and equipment consisted of the following at December 31 of the years indicated.

(dollars in thousands)	2020	2019
Land	$14,245	$14,245
Buildings and improvements	36,880	36,364
Furniture and equipment	15,416	14,499
Total office properties and equipment	66,541	65,108
Less accumulated depreciation	21,044	18,683
Total office properties and equipment, net	$45,497	$46,425

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $3,063,000, $2,875,000 and $2,504,000, respectively.
During the fourth quarter of 2019, the Company determined that certain buildings met the criteria to be classified as assets held for sale. The carrying values of such assets were $212,000 and $1,275,000 at December 31, 2020 and 2019, respectively, and are reported as foreclosed assets and ORE. Foreclosed assets and ORE are recorded within accrued interest receivable and other assets in the Statements of Financial Condition as of December 31, 2020 and 2019. For more information on the Company's policy on foreclosed assets and ORE, refer to Note 2, Summary of Significant Accounting Policies.
8. Goodwill and Intangibles
Goodwill and other intangible assets are presented in the table below. Changes in carrying amount of the Company’s goodwill and core deposit intangible (“CDI”) for the years ended December 31, 2020, 2019 and 2018 were as follows.

(dollars in thousands)	Goodwill	CDI
Balance, December 31, 2017	$58,621	$9,412
SMB acquisition	(133)	—
Amortization of intangibles	—	(1,845)
Balance, December 31, 2018	58,488	7,567
Amortization of intangibles	—	(1,583)
Balance, December 31, 2019	58,488	5,984
Amortization of intangibles	—	(1,360)
Balance, December 31, 2020	$58,488	$4,624
The Company completed its annual impairment test of goodwill and other intangible assets as of December 31, 2020. The evaluation did not indicate impairment on its goodwill or other intangible assets.

9. Deposits
The Company’s deposits consisted of the following major classifications as of December 31 of the years indicated.

(dollars in thousands)	2020	2019
Demand deposit accounts	$615,700	$437,828
Savings	250,165	201,887
Money market accounts	333,078	273,741
NOW accounts	646,085	512,054
Certificates of deposit	368,793	395,465
Total deposits	$2,213,821	$1,820,975

As of December 31, 2020, the scheduled maturities of the Company’s certificates of deposit were as follows.

(dollars in thousands)	Amount
2021	$297,387
2022	50,672
2023	11,917
2024	4,419
2025	3,221
Thereafter	1,177
Total certificates of deposit	$368,793

As of December 31, 2020 and 2019, the aggregate amount of certificates of deposit with balances of $250,000 or more was $69,060,000 and $74,813,000, respectively.
10. Other Borrowings
Other borrowings at December 31, 2020 and 2019 included a $5,539,000 note payable with a rate of 3.83% on the Company’s investment in a new market tax credit entity. The note payable is a 20-year leverage loan with interest-only payments for the first seven years. The note was originated in October 2018.
11. Short-term FHLB Advances
As of December 31, 2020 and 2019, the Company had no short-term FHLB advances. For the years ended December 31, 2020 and 2019, the average volume of short-term FHLB advances carried by the Company was $8,081,000 and $17,000, respectively.
Collateral for short and long-term FHLB advances is secured through a blanket lien evidenced by the Company’s pledge of first mortgage collateral, demand deposit accounts, capital stock and certain other assets pursuant to the “Advances, Collateral Pledge and Security Agreement.” Under this collateral pledge agreement, the Bank must meet all statutory and regulatory capital standards and must meet all FHLB credit underwriting standards. Management believes that the Bank was in compliance with all such requirements as of December 31, 2020 and 2019.
As of December 31, 2020 and 2019, the Company had $787,232,000 and $738,955,000, respectively, of additional FHLB advances available. As of December 31, 2020 and 2019, the Company had $836,829,000 and $768,549,000, respectively, of loans pledged through the Company’s blanket lien.

12. Long-term FHLB Advances
As of December 31, 2020 and 2019, the Company’s long-term FHLB advances totaled $28,824,000 and $40,620,000, respectively. The following table summarizes long-term advances as of December 31, 2020.

(dollars in thousands)	Amount	Weighted Average Rate
Fixed rate advances maturing in:
2021	$1,174	2.04%
2022	5,042	2.08
2023	3,066	1.37
2024	4,434	1.76
2025	11,296	1.64
Thereafter	3,812	1.68
Total long-term FHLB advances	$28,824	1.73%

13. Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.

The Company’s existing credit derivatives result from loan participation arrangements, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company occasionally enters into credit risk participation agreements with counterparty banks to accept a portion of the credit risk related to interest rate swaps. The agreements, which are typically executed in conjunction with a participation in a loan with the same customer, allow customers to execute an interest rate swap with one bank while allowing for the distribution of the credit risk among participating members. Collateral used to support the credit risk for the underlying lending relationship is also available to offset the risk of credit risk participations and customer derivative positions.
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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. During the next twelve months, the Company estimates that an additional $60,000 will be reclassified as additional interest expense.

Non-designated Hedges
The Company’s existing credit derivatives result from participations in interest rate swaps provided by external lenders as part of loan participation arrangements, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain lenders which participate in loans. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately.
Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Financial Condition as of December 31, 2020.

	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$40,000	$214	$—	$—

Derivatives not designated as hedging instruments:
Risk participation agreements	—	—	10,000	58

Netting adjustments		—		—

Net derivative amounts		$214		$58

(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.
Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income as of December 31, 2020.

	Year Ended December 31, 2020
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$176	$176	Interest expense	$(44)	$(44)

Effect of Cash Flow Hedge Accounting on the Consolidated Statements of Income
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income as of December 31, 2020.

(dollars in thousands)	Location of Loss Reclassified from AOCI into Income	For the Year Ended December 31, 2020
Effects of cash flow hedging
Interest rate swaps - variable rate liabilities	Interest expense	$(44)

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of December 31, 2020.

(dollars in thousands)	Location of Income Recognized on Non-designated Hedges	For the Year Ended December 31, 2020
Effects of non-designated hedges
Risk participation agreements	Other noninterest income	$111

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

As of December 31, 2020, there were no derivatives with credit-risk-related contingent features in a net liability position. Such derivatives are measured at fair value, which includes accrued interest but excludes any adjustment for nonperformance risk. If the Company had breached any provisions at December 31, 2020, it would not have been required to settle any obligations under the agreements since the termination value was $0.
14. Income Taxes
The Tax Cuts and Jobs Act of 2017 included a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017.
The Company files federal income tax returns on a calendar year basis. Income tax expense for the years indicated is summarized as follows:

(dollars in thousands)	2020	2019	2018
Current	$8,030	$6,123	$5,747
Deferred	(1,588)	137	2,137
NMTC	(400)	(400)	(400)
Impact of Tax Cuts and Jobs Act	—	—	(789)
Total income tax expense	$6,042	$5,860	$6,695

The components of the Company’s net deferred tax asset, which is included in accrued interest receivable and other assets in the accompanying Statement of Financial Condition at December 31 of the years indicated are as follows:

(dollars in thousands)	2020	2019
Deferred tax assets:
Provision for loan losses	$5,949	$3,752
Discount on purchased loans	1,146	1,842
Salary continuation plan	700	678
Mortgage servicing rights	80	95
Deferred compensation	5	52
Stock-based compensation	257	264
ASC 326 Adoption Impact(1)	1,063	—
Other	65	101
Deferred tax assets	$9,265	$6,784
Deferred tax liabilities:
FHLB stock dividends	$(64)	$(108)
Accumulated depreciation	(3,457)	(2,974)
Intangible assets	(628)	(858)
Premium on investment securities acquired	—	—
Unrealized gain on securities available for sale	(1,356)	(184)
NMTC	(72)	(48)
Other	(105)	(96)
Deferred tax liabilities	(5,682)	(4,268)
Net deferred tax asset	$3,583	$2,516
(1)The company adopted ASC 326 on January 1, 2020 which included a transition adjustment, net of taxes, to retained earnings. The tax impact due to the adoption of ASC 326 shown here does not include the effect of state tax. Refer to Note 2 for more information on the adoption of ASC 326.

For the years ended December 31, 2020, 2019 and 2018, the Company’s provision for federal income taxes differed from the amount computed by applying the federal income tax statutory rate of 21% on income from operations as indicated in the following analysis:

(dollars in thousands)	2020	2019	2018
Federal tax based on statutory rate	$6,544	$7,089	$8,023
State tax based on statutory rate	42	34	82
(Decrease) increase resulting from:
NMTC	(400)	(400)	(400)
Effect of tax-exempt income	(136)	(128)	(171)
Changes in the cash surrender value of bank owned life insurance	(209)	(435)	(138)
Nondeductible share based compensation expense	162	177	191
Exercise of stock options	(8)	(599)	(131)
DTA adjustment – impact of Tax Act	—	—	(789)
Other	47	122	28
Income tax expense	$6,042	$5,860	$6,695
Effective tax rate	19.6%	17.3%	17.5%

Retained earnings as of December 31, 2020 and 2019, included $5,837,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than bad debt losses would create income for tax purposes only, which would be subject to the then-current federal statutory income tax rate. The unrecorded deferred income tax liability on the above amount was $1,985,000 as of December 31, 2020 and 2019. Current accounting standards do not require the accrual of this deferred tax amount to be recorded unless it is probable that the reserve (for tax purposes) will be significantly depleted by loan losses deductible for tax purposes in the future. Based on current estimates of losses within the Company’s loan portfolio, accrual of the deferred tax liability associated with this reserve was not required as of December 31, 2020 and 2019.
15. Commitments
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

	Contract Amount
(dollars in thousands)	2020	2019
Standby letters of credit	$5,781	$6,098
Available portion of lines of credit	266,349	247,670
Undisbursed portion of loans in process	99,527	111,466
Commitments to originate loans	139,471	87,446

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
16. Regulatory Matters
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

Quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 risk-based capital (as defined) to average assets and risk-weighted assets (as defined). Management believes, as of December 31, 2020 and 2019, that the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2020 and 2019, the most recent notification from the OCC categorized the Bank as “well capitalized” under the OCC regulatory classification framework. To be categorized as “well capitalized,” the Bank must maintain minimum Total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following tables present actual and required capital ratios for the the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2020 and 2019 based on the phase-in provisions of the Basel III Capital Rules as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Bank:
Common equity Tier 1 capital	$245,090	13.92%	$123,263	7.00%	$114,459	6.50%
Tier 1 risk-based capital	245,090	13.92	149,677	8.50	140,872	8.00
Total risk-based capital	267,254	15.18	184,895	10.50	176,090	10.00
Tier 1 leverage capital	245,090	9.68	101,247	4.00	126,559	5.00

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Bank:
Common equity Tier 1 capital	$240,176	14.22%	$118,213	7.00%	$109,769	6.50%
Tier 1 risk-based capital	240,176	14.22	143,545	8.50	135,101	8.00
Total risk-based capital	258,044	15.28	177,320	10.50	168,876	10.00
Tier 1 leverage capital	240,176	11.17	86,004	4.00	107,506	5.00

17. Benefit Plans
401(k) and Profit Sharing Plan
The Company’s 401(k) defined contribution plan allows its participants to contribute up to 75% of their pretax earnings on a tax-deferred basis up to the statutory limit. The Company’s matching contributions are equal to 100% of the employee’s contributions up to 2%, plus 50% of the employees’ contributions over 2% but not over 6% of the employee’s pay. For the years ended December 31, 2020, 2019 and 2018, the Company made contributions of $964,000, $919,000 and $872,000, respectively, in connection with the plan, which is included in compensation and benefits expense in the accompanying Consolidated Statements of Income.

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
Compensation cost related to the ESOP was $726,000, $1,085,000 and $1,345,000 for the years ended December 31, 2020, 2019 and 2018, respectively. The fair value of the unearned ESOP shares, using the closing quoted market price per share as of year-end, was approximately $7,746,000 and $12,245,000 as of December 31, 2020 and 2019, respectively. A summary of the ESOP share allocation as of December 31, 2020 and 2019 follows.

	2020	2019
Shares allocated, beginning of year	303,395	284,290
Shares allocated during the year	35,708	35,708
Shares distributed during the year	(21,082)	(16,603)
Allocated shares held by ESOP trust as of year end	318,021	303,395
Unallocated shares	276,733	312,441
Total ESOP shares	594,754	615,836

Salary Continuation Agreements
As a supplement to its 401(k) retirement plan, the Bank has entered into nonqualified salary continuation agreements with three executive officers of the Bank. The Bank's 2007 salary continuation agreement with its Chief Executive Officer (“CEO”) provides that the executive will receive a stated annual benefit for a period of ten years upon retirement from the Bank. Benefits under the 2007 agreement vested over ten years, with 100% of this benefit having vested in 2017. Also, effective May 20, 2019 the Bank entered into a new salary continuation agreement with its CEO, which will provide the CEO with an additional stated annual benefit for a period of ten years upon his retirement after attaining age 65. The CEO is 100% vested in his normal retirement benefit under the 2019 agreement. In the event of early retirement, the Bank will pay the CEO his vested benefits, in a lump sum on the first day of the month following the separation from service.
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

On May 20, 2019 the Bank also entered into salary continuation agreement with its Chief Operations Officer ("COO"). The agreement provides that the COO will be entitled to a stated annual benefit, distributed monthly for a period of ten years upon retirement from the Bank after attaining age 65. The retirement benefits vest over a period of ten years or until the executive officer reaches age 65. In the event of early retirement, the Bank will pay the executive officer his vested benefits in a lump sum on the first day of the month following each executive officer’s separation from service. In the event of a separation from service within 24 months following a change in control of the Bank prior to reaching age 65, the Bank shall pay him an amount equal to the greater of (i) his accrued benefits as of the end of the year immediately preceding the separation from service or a stated amount. This amount will be paid in a lump sum on the first day of the month following the separation from service.
In August 2020, the Company's Chief Financial Officer ("CFO") resigned from his position with the Company and the Bank. Prior to the his resignation, the Bank was under a salary continuation agreement with the CFO. Under the terms of the agreement, the Company will pay his vested benefits of $36,000 in one lump sum on March 1, 2021.
Britton & Koontz Capital Corporation had two salary continuation agreements funded in the amount of $465,000 at the time of acquisition in February 2014. Former executives of Britton & Koontz Capital Corporation or their beneficiaries are being paid over 15 years from the time of acquisition in February 2014. Louisiana Bancorp, Inc. also had two salary continuation agreements funded in the amount of $1,200,000 at the time of acquisition in September 2015. The Bank will pay former executives of Louisiana Bancorp, Inc. or their beneficiary within 10 years subsequent to the time of the acquisition in September 2015. SMB had a salary continuation agreement for an executive officer related to its acquisition of American Bank in 2007. The former executive of American Bank or his beneficiaries are being paid $358,000 over 14 years from the time of the SMB acquisition in December 2017.

The Company had an outstanding liability totaling $3,331,000 and $3,227,000 as of December 31, 2020 and 2019, respectively, in connection with the agreements, which is included in accrued interest payable and other liabilities in the accompanying statements of financial condition.
18. Stock-based Payment Arrangements
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
Stock Option Plans
The Company has issued stock options under the SOP and the 2014 Plan to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years. All stock options granted have been issued with vesting periods of five years with accelerated vesting provided under certain circumstances. As of December 31, 2020, options to acquire an aggregate of 204,540 shares were outstanding under the SOP and the 2014 Plan.
The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. This model requires management to make certain assumptions, including the expected life of the option, the risk-free rate of interest, the expected volatility and the expected dividend yield. The following assumptions were made in estimating 2020 fair values:

Expected dividends	3.95%
Expected volatility	24.65%
Risk-free interest rate	0.7%
Expected term (in years)	6.5

As of December 31, 2020, there was $393,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a period of 2.9 years.
For the years ended December 31, 2020, 2019 and 2018, the Company recognized $216,000, $200,000 and $168,000, respectively, in compensation cost related to stock options, which is included in compensation and benefits expense in the accompanying consolidated statements of income.

The following table represents stock option activity for the years indicated.

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2017	408,478	$16.64	$4.46
Granted	28,790	44.88	10.35
Exercised	(83,348)	12.90	3.99
Forfeited	(1,550)	28.34	5.59
Outstanding as of December 31, 2018	352,370	$19.78	$5.05	3.6
Granted	38,180	35.78	6.52
Exercised	(198,786)	12.52	3.85
Forfeited	(11,179)	33.13	6.79
Outstanding as of December 31, 2019	180,585	$30.33	$6.57	6.6
Granted	35,850	22.34	3.03
Exercised	(4,625)	21.33	5.30
Forfeited	(7,270)	29.47	5.58
Outstanding as of December 31, 2020	204,540	$29.17	$6.02	6.2
Exercisable as of December 31, 2018	258,319	$14.65	$4.27	2.0
Exercisable as of December 31, 2019	86,401	24.73	5.94	5.1
Exercisable as of December 31, 2020	113,988	27.07	6.16	4.8

Restricted Stock Plans
The Company has issued restricted stock under the RRP to directors, officers and other key employees. During 2009, the Company purchased in the open market all shares required to fund the RRP at an average cost of $11.81 per share. As of December 31, 2020, the cost of such shares held by the RRP totaled $22,000, which is included in the Company’s unallocated common stock held by the RRP in the consolidated statements of financial condition. Under the 2014 Plan, the Company may issue restricted stock units, restricted stock awards, options and other awards.
Awards under the RRP and the 2014 Plan may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned compensation related to these awards is amortized to compensation expense over the five-year vesting period. The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock as of the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of December 31, 2020, unearned share-based compensation associated with these awards totaled $1,089,000.

For the years ended December 31, 2020, 2019 and 2018, the Company recognized $573,000, $602,000 and $573,000, respectively, in compensation cost related to restricted stock and restricted stock units, which is included in compensation and benefits expense in the accompanying consolidated statements of income.

The following table represents unvested restricted stock activity for the years indicated.

Restricted Stock	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, December 31, 2017	54,635	$29.26
Granted	16,345	44.88
Forfeited	(195)	30.79
Released	(15,405)	27.46
Balance, December 31, 2018	55,380	$34.36
Granted	19,145	35.84
Forfeited	(4,336)	36.01
Released	(18,711)	31.79
Balance, December 31, 2019	51,478	$35.73
Granted	17,305	22.19
Forfeited	(5,183)	33.06
Released	(19,247)	32.77
Balance, December 31, 2020	44,353	$32.04

19. Earnings Per Share
Earnings per common share was computed based on the following:

	Years Ended December 31,
(dollars in thousands, except per share data)	2020	2019	2018
Numerator:
Income applicable to common shares	$24,765	$27,932	$31,590
Denominator:
Weighted average common shares outstanding	8,674	9,074	9,069
Effect of dilutive securities:
Restricted stock	9	12	20
Stock options	21	60	210
Weighted average common shares outstanding - assuming dilution	8,704	9,146	9,299
Earnings per common share	$2.86	$3.08	$3.48
Earnings per common share - assuming dilution	$2.85	$3.05	$3.40
Options on 134,714, 92,420 and 29,334 shares of common stock were not included in computing diluted earnings per share for the years ended December 31, 2020, 2019 and 2018, respectively, because the effect of these shares was anti-dilutive.

20. Related Party Transactions
Certain directors and officers of the Company are customers of the Company. Loan transactions with directors, officers and employees are made on the same terms as those prevailing at the time for comparable loans to other persons. A summary of related party loan activity during 2020 follows.

(dollars in thousands)
Balance, beginning of year	$6,215
New loans	2,694
Repayments, net	(554)
Balance, end of year	$8,355
None of the related party loans were identified as impaired or exceeded 5% of shareholders’ equity for the years ended 2020 or 2019.
Related party deposits totaled $6,610,000 and $13,887,000 as of December 31, 2020 and 2019, respectively.
21. Fair Value Measurements and Disclosures
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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of December 31, 2020, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.
Derivative Assets and Liabilities
The fair value of these derivative financial instruments is obtained from a third-party pricing service that uses widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.
The following tables present the balances of assets and liabilities measured on a recurring basis as of December 31, 2020 and 2019 aggregated by the level in the fair value hierarchy in which these measurements fall.

(dollars in thousands)	December 31, 2020	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$142,812	$—	$142,812	$—
Collateralized mortgage obligations	75,620	—	75,620	—
Municipal bonds	28,011	—	28,011	—
U.S. government agency	6,255	—	6,255	—
Corporate bonds	2,054	—	2,054	—
Total available for sale securities	$254,752	$—	$254,752	$—

Derivative assets(1)	$214	$—	$214	$—
Total	$254,966	$—	$254,966	$—

Liabilities
Derivative liabilities(1)	$58	$—	$58	$—
(1)For more information, refer to Note 13.

(dollars in thousands)	December 31, 2019	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$95,172	$—	$95,172	$—
Collateralized mortgage obligations	142,451	—	142,451	—
Municipal bonds	16,005	—	16,005	—
U.S. government agency	3,693	—	3,693	—
Total	$257,321	$—	$257,321	$—
The Company did not record any liabilities at fair value as of December 31, 2019 for which measurement of the fair value was made on a recurring basis.

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

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2020	Level 1	Level 2	Level 3
Assets
Loans individually evaluated for impairment	$7,473	$—	$—	$7,473
Foreclosed assets and ORE	1,302	—	—	1,302
Total	$8,775	$—	$—	$8,775

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2019	Level 1	Level 2	Level 3
Assets
Loans individually evaluated for impairment	$7,365	$—	$—	$7,365
Foreclosed assets and ORE	4,156	—	—	4,156
Total	$11,521	$—	$—	$11,521

The following tables show significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2020
Loans individually evaluated for impairment	$7,473	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	3% - 87%	17%
Foreclosed assets and ORE	$1,302	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 42%	11%

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2019
Loans individually evaluated for impairment	$7,365	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 84%	13%
Foreclosed assets and ORE	$4,156	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 61%	14%

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
•The fair value of derivative assets and liabilities are obtained from a third-party pricing service that uses the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).
The fair value of off-balance sheet financial instruments as of December 31, 2020 and 2019 was immaterial.

		Fair Value Measurements at December 31, 2020
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$187,952	$187,952	$187,952	$—	$—
Interest-bearing deposits in banks	349	349	349	—	—
Investment securities available for sale	254,752	254,752	—	254,752	—
Investment securities held to maturity	2,934	2,996	—	2,996	—
Mortgage loans held for sale	9,559	9,559	—	9,559	—
Loans, net	1,946,991	1,957,705	—	1,950,232	7,473
Cash surrender value of BOLI	40,334	40,334	40,334	—	—
Derivative assets(1)	214	214	—	214	—
Financial Liabilities
Deposits	$2,213,821	$2,216,002	$—	$2,216,002	$—
Other borrowings	5,539	6,224	—	6,224	—
Long-term FHLB advances	28,824	29,662	—	29,662	—
Derivative liabilities(1)	58	58	—	58	—
(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

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

22. Condensed Parent Company Only Financial Statements
Condensed financial statements of Home Bancorp, Inc. (parent company only) are shown below. The parent company has no significant operating activities.
Condensed Balance Sheets

December 31, 2020 and 2019

(dollars in thousands)	2020	2019
Assets
Cash in bank	$3,048	$6,400
Investment in subsidiary	313,476	305,340
Other assets	5,366	4,613
Total assets	$321,890	$316,353
Liabilities	$48	$24
Shareholders’ equity	321,842	316,329
Total liabilities and shareholders’ equity	$321,890	$316,353

Condensed Statements of Income

For the Years Ended December 31, 2020, 2019 and 2018

(dollars in thousands)	2020	2019	2018
Operating income
Interest income	$—	$—	$—
Dividend from subsidiary	18,200	21,000	—
Total operating income	18,200	21,000	—
Operating expenses
Other expenses	234	192	219
Total operating expenses	234	192	219
Income (loss) before income tax benefit and equity in undistributed earnings of subsidiary	17,966	20,808	(219)
Income tax benefit	49	40	44
Income (loss) before equity in undistributed earnings of subsidiary	18,015	20,848	(175)
Undistributed earnings of subsidiary	6,750	7,084	31,765
Net income	$24,765	$27,932	$31,590

Condensed Statements of Cash Flows

For the Years Ended December 31, 2020, 2019 and 2018

(dollars in thousands)	2020	2019	2018
Cash flows from operating activities
Net income	$24,765	$27,932	$31,590
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation	1,261	1,613	1,799
Increase in accrued interest receivable and other assets	(753)	(1,118)	(1,173)
Undistributed earnings in subsidiary	(6,750)	(7,084)	(31,765)
Increase (decrease) in accrued expenses and other liabilities	24	14	(68)
Net cash provided by operating activities	18,547	21,357	383
Cash flows from financing activities
Proceeds from exercise of stock options	30	2,231	914
Payment of dividends on common stock	(7,903)	(7,898)	(6,706)
Issuance of stock under incentive plan	(13)	157	70
Purchase of Company’s common stock	(14,013)	(15,445)	(1,194)
Net cash used in financing activities	(21,899)	(20,955)	(6,916)
Net change in cash and cash equivalents	(3,352)	402	(6,533)
Cash and cash equivalents at beginning of year	6,400	5,998	12,531
Cash and cash equivalents at end of year	$3,048	$6,400	$5,998

23. Consolidated Quarterly Results of Operations (unaudited)

During the fourth quarter of 2020, we revised our estimate of losses on unfunded lending commitments. As a result, certain reclassifications have been made to prior period results to allow for comparability across quarterly periods during 2020. Refer to Note 2 for more information.

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2020
Total interest income	$25,249	$25,670	$25,842	$27,368
Total interest expense	3,926	3,253	2,570	2,169
Net interest income	21,323	22,417	23,272	25,199
Provision for loan losses	6,257	6,471	—	—
Net interest income after provision for loan losses	15,066	15,946	23,272	25,199
Noninterest income	3,358	3,103	3,794	4,050
Noninterest expense	15,416	15,453	16,116	15,996
Income before income taxes	3,008	3,596	10,950	13,253
Income tax expense	526	675	2,168	2,673
Net income	$2,482	$2,921	$8,782	$10,580
Earnings per share – basic	$0.27	$0.33	$1.01	$1.25
Earnings per share – diluted	$0.27	$0.33	$1.01	$1.24

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2019
Total interest income	$25,369	$25,921	$25,474	$25,444
Total interest expense	3,647	4,046	4,333	4,186
Net interest income	21,722	21,875	21,141	21,258
Provision for loan losses	390	765	1,146	713
Net interest income after provision for loan losses	21,332	21,110	19,995	20,545
Noninterest income	3,165	2,977	4,774	3,499
Noninterest expense	15,291	15,952	16,610	15,752
Income before income taxes	9,206	8,135	8,159	8,292
Income tax expense	1,316	1,555	1,303	1,686
Net income	$7,890	$6,580	$6,856	$6,606
Earnings per share – basic	$0.86	$0.72	$0.76	$0.74
Earnings per share – diluted	$0.85	$0.72	$0.75	$0.73

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2018
Total interest income	$24,725	$25,575	$26,109	$25,903
Total interest expense	2,220	2,239	2,599	3,248
Net interest income	22,505	23,336	23,510	22,655
Provision for loan losses	964	581	786	1,612
Net interest income after provision for loan losses	21,541	22,755	22,724	21,043
Noninterest income	3,482	3,345	3,341	3,279
Noninterest expense	15,590	16,322	15,696	15,617
Income before income taxes	9,433	9,778	10,369	8,705
Income tax expense	1,970	2,002	2,107	616
Net income	$7,463	$7,776	$8,262	$8,089
Earnings per share – basic	$0.83	$0.85	$0.91	$0.89
Earnings per share – diluted	$0.81	$0.83	$0.89	$0.87

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020. Our independent registered public accountants have issued an audit report on the Company’s internal control over financial reporting. This report appears at the beginning of Item 8. Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC for the 2021 Annual Meeting of Shareholders expected to be held in May 2021 (the “Proxy Statement”).
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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information. The following table provides information as of December 31, 2020 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2009 Stock Option Plan, 2009 Recognition and Retention Plan and the 2014 Equity Incentive Plan, each of which was approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	248,893	(1)	$29.17	(1)	60,003
Equity compensation plans not approved by security holders	—		—		—
Total	248,893		$29.17		60,003
(1)Includes 1,860 shares subject to restricted stock grants and 42,493 restricted share units which were not vested as of December 31, 2020. The weighted-average exercise price excludes such restricted stock grants.
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
(3)    Exhibits
The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Articles of Incorporation of Home Bancorp, Inc.	(1)

3.2	Amended and Restated Bylaws of Home Bancorp, Inc.	(2)

4.1	Form of Stock Certificate of Home Bancorp, Inc.	(1)

4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	(3)

10.1	2005 Directors’ Deferral Plan*	(4)

10.2	Amended and Restated Employment Agreement by and between Home Bank and John W. Bordelon*	(5)

10.3	Amended and Restated Employment Agreement by and between Home Bancorp, Inc. and John W. Bordelon*	(5)

10.4	Amended and Restated Employment Agreement by and between Home Bank and Darren E. Guidry*	(5)

10.5	Amended and Restated Employment Agreement between Home Bank, N.A. and Jason P. Freyou*	(5)

10.6	Home Bancorp, Inc. 2009 Stock Option Plan*	(6)

10.7	Home Bancorp, Inc. 2009 Recognition and Retention Plan and Trust Agreement*	(7)

10.8	Home Bancorp, Inc. 2014 Equity Incentive Plan*	(8)

10.9	Amended and Restated Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(5)

10.1	Amended and Restated Salary Continuation Agreement by and between Home Bank and Darren E. Guidry*	(5)

10.11	Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(5)

10.12	Salary Continuation Agreement by and between Home Bank and Jason P. Freyou*	(5)

10.13	Amendment to the Amended and Restated Employment Agreement between Home Bancorp, Inc. and John W. Bordelon*	(9)

10.14	Amendment to the Amended and Restated Employment Agreement between Home Bank, N.A. and John W. Bordelon*	(9)

No.	Description	Location
10.15	Amendment to the Amended and Restated Employment Agreement between Home Bank, N.A. and Jason P. Freyou*	(9)

10.16	Amendment to the Amended and Restated Employment Agreement between Home Bank, N.A. and Darren E. Guidry*	(9)

23.1	Consent of Wipfli LLP	Filed herewith

23.2	Consent of Porter Keadle Moore, LLC	Filed herewith

31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith

32.0	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
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
(3)Incorporated by reference from the exhibit 4.2 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and filed March 12, 2020 (SEC File No. 001-34190).
(4)Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of December 22, 2008 and filed December 29, 2008 (SEC File No. 001-34190).
(5)Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of May 20, 2019 and filed May 24, 2019 (SEC File No. 001-34190).
(6)Incorporated by reference from Appendix A to Home Bancorp’s definitive proxy statement filed April 1, 2009 (SEC File No. 001-34190) and included in Form S-8, filed June 23, 2009 (SEC File No. 333-160155).
(7)Incorporated by reference from Appendix B to Home Bancorp’s definitive proxy statement filed April 1, 2009 (SEC File No. 001-34190).
(8)Incorporated by reference from Appendix A to Home Bancorp’s definitive proxy statement filed April 3, 2014 (SEC File No. 001-34190)
(9)Incorporated by reference from the exhibit included in the Company's Current Report on Form 8-K, dated as of February 17, 2020, and filed February 20,2020 (SEC File No. 001-34190).
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

HOME BANCORP, INC.

March 9, 2021	By:	/s/ John W. Bordelon
John W. Bordelon Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ John W. Bordelon	John W. Bordelon Chairman of the Board, President and Chief Executive Officer	March 9, 2021
John W. Bordelon

/s/ Paul J. Blanchet, III	Director, Chairman of Audit Committee	March 9, 2021
Paul J. Blanchet, III

/s/ Mark M. Cole	Director	March 9, 2021
Mark M. Cole

/s/ Daniel G. Guidry	Director	March 9, 2021
Daniel G. Guidry

/s/ John A. Hendry	Director	March 9, 2021
John A. Hendry

/s/ Chris P. Rader	Director	March 9, 2021
Chris P. Rader

/s/ Ann F. Trappey	Director	March 9, 2021
Ann F. Trappey

/s/ David T. Kirkley	Executive Vice President and Chief Financial Officer	March 9, 2021
David T. Kirkley

/s/ Mary H. Hopkins	Home Bank Senior Vice President and Director of Financial Management	March 9, 2021
Mary H. Hopkins