Form 10-Q
period 2021-03-31
HOME BANCORP, INC.
filed 2021-05-07
CIK 1436425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    NO  ☒
At May 5, 2021, the registrant had 8,711,449 shares of common stock, $0.01 par value, outstanding.

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

ACL	–	Allowance for credit losses
ALL	–	Allowance for loan losses
AOCI	–	Accumulated other comprehensive income
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
Bank	–	Home Bank, N. A., a wholly-owned subsidiary of the Company
BOLI	–	Bank-owned life insurance
bps	–	basis points, 100 basis points being equal to 1.0%
C&D	–	Construction and land
C&I	–	Commercial and industrial
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act
CECL	–	Current expected credit losses
Company	–	Home Bancorp, Inc., a Louisiana corporation and the holding company for Home Bank, N. A.
COVID-19	–	The novel coronavirus
CRE	–	Commercial real estate
EPS	–	Earnings per common share
FASB	–	Financial Accounting Standards Board
FHLB	–	Federal Home Loan Bank
GAAP	–	Generally Accepted Accounting Principles
LTV	–	Loan-to-value
NPA(s)	–	Nonperforming asset(s)
OCI	–	Other comprehensive income
ORE	–	Other real estate
PCD	–	Purchased credit deteriorated
PCI	–	Purchased credit impaired
PPP	–	Paycheck Protection Program
SBA	–	Small Business Association
SEC	–	Securities and Exchange Commission
TDR	–	Troubled debt restructuring
TE	–	Taxable equivalent
U.S.	–	United States

ii

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)	(Audited)
(dollars in thousands)	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$282,700	$187,952
Interest-bearing deposits in banks	349	349
Investment securities available for sale, at fair value	274,965	254,752
Investment securities held to maturity (fair values of $2,176 and $2,996, respectively)	2,126	2,934
Mortgage loans held for sale	5,304	9,559
Loans, net of unearned income	1,979,868	1,979,954
Allowance for loan losses	(29,993)	(32,963)
Total loans, net of unearned income and allowance for loan losses	1,949,875	1,946,991
Office properties and equipment, net	45,138	45,497
Cash surrender value of bank-owned life insurance	40,559	40,334
Goodwill and core deposit intangibles	62,813	63,112
Accrued interest receivable and other assets	43,688	40,370
Total Assets	$2,707,517	$2,591,850
Liabilities
Deposits:
Noninterest-bearing	$687,254	$615,700
Interest-bearing	1,641,111	1,598,121
Total Deposits	2,328,365	2,213,821
Other borrowings	5,539	5,539
Long-term Federal Home Loan Bank advances	28,106	28,824
Accrued interest payable and other liabilities	16,897	21,824
Total Liabilities	2,378,907	2,270,008
Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,709,631 and 8,740,104 shares issued and outstanding, respectively	87	87
Additional paid-in capital	165,155	164,988
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(2,678)	(2,767)
Recognition and Retention Plan (RRP)	(17)	(22)
Retained earnings	163,507	154,282
Accumulated other comprehensive income	2,556	5,274
Total Shareholders’ Equity	328,610	321,842
Total Liabilities and Shareholders’ Equity	$2,707,517	$2,591,850
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2021	2020
Interest Income
Loans, including fees	$25,817	$23,699
Investment securities:
Taxable interest	918	1,308
Tax-exempt interest	94	104
Other investments and deposits	99	138
Total interest income	26,928	25,249
Interest Expense
Deposits	1,656	3,667
Other borrowings	53	53
Short-term Federal Home Loan Bank advances	—	3
Long-term Federal Home Loan Bank advances	124	203
Total interest expense	1,833	3,926
Net interest income	25,095	21,323
(Reversal) provision for loan losses	(1,703)	6,257
Net interest income after (reversal) provision for loan losses	26,798	15,066
Noninterest Income
Service fees and charges	1,072	1,464
Bank card fees	1,306	1,137
Gain on sale of loans, net	1,168	297
Income from bank-owned life insurance	225	259
Loss on sale of assets, net	—	2
Other income	289	199
Total noninterest income	4,060	3,358
Noninterest Expense
Compensation and benefits	9,664	9,416
Occupancy	1,696	1,736
Marketing and advertising	171	298
Data processing and communication	1,986	1,819
Professional services	234	213
Forms, printing and supplies	159	171
Franchise and shares tax	360	389
Regulatory fees	379	116
Foreclosed assets and ORE, net	123	17
Amortization of acquisition intangible	300	353
Other expenses	894	888
Total noninterest expense	15,966	15,416
Income before income tax expense	14,892	3,008
Income tax expense	2,964	526
Net Income	$11,928	$2,482
Earnings per share:
Basic	$1.41	$0.27
Diluted	$1.41	$0.27
Cash dividends declared per common share	$0.22	$0.22
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Net Income	$11,928	$2,482
Other Comprehensive (Loss) Income
Unrealized (losses) gains on available for sale investment securities	(4,757)	5,987
Unrealized gains on cash flow hedges	1,317	—
Tax effect	722	(1,257)
Other comprehensive (loss) income, net of taxes	(2,718)	4,730
Comprehensive Income	$9,210	$7,212
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2019	$93	$168,545	$(3,124)	$(35)	$150,158	$692	$316,329
Cumulative effect of change in accounting principle due the adoption of ASC Topic 326, net of tax					(3,985)		(3,985)
Net income					2,482		2,482
Other comprehensive income						4,730	4,730
Purchase of Company’s common stock at cost, 188,341 shares	(2)	(1,881)			(3,506)		(5,389)
Cash dividends declared, $0.22 per share					(2,027)		(2,027)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 2,138 shares	—	37			(8)		29
Exercise of stock options	—	30					30
RRP shares released for allocation		(7)		7			—
ESOP shares released for allocation		281	89				370
Share-based compensation cost		244					244
Balance, March 31, 2020	$91	$167,249	$(3,035)	$(28)	$143,114	$5,422	$312,813
Balance, December 31, 2020	$87	$164,988	$(2,767)	$(22)	$154,282	$5,274	$321,842
Net income					11,928		11,928
Other comprehensive loss						(2,718)	(2,718)
Purchase of Company’s common stock at cost, 41,477 shares	—	(415)			(770)		(1,185)
Cash dividends declared, $0.22 per share					(1,915)		(1,915)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 8,004 shares	—	106			(18)		88
Exercise of stock options	—	44					44
RRP shares released for allocation		(5)		5			—
ESOP shares released for allocation		265	89				354
Share-based compensation cost		172					172
Balance, March 31, 2021	$87	$165,155	$(2,678)	$(17)	$163,507	$2,556	$328,610
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$11,928	$2,482
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal) provision for loan losses	(1,703)	6,257
Depreciation	765	755
Amortization and accretion of purchase accounting valuations and intangibles	1,035	1,178
Net amortization of mortgage servicing asset	—	19
Federal Home Loan Bank stock dividends	(5)	(30)
Net amortization of discount on investments	605	635
Gain on loans sold, net	(1,168)	(297)
Proceeds, including principal payments, from loans held for sale	85,481	36,182
Originations of loans held for sale	(80,058)	(38,648)
Non-cash compensation	526	614
Deferred income tax expense (benefit)	700	(1,383)
(Increase) decrease in accrued interest receivable and other assets	(3,094)	744
Increase in cash surrender value of bank-owned life insurance	(225)	(259)
Decrease in accrued interest payable and other liabilities	(3,604)	(325)
Net cash provided by operating activities	11,183	7,924
Cash flows from investing activities:
Purchases of securities available for sale	(48,958)	(21,996)
Proceeds from maturities, prepayments and calls on securities available for sale	23,390	19,065
Proceeds from maturities, prepayments and calls on securities held to maturity	800	500
Increase in loans, net	(3,731)	(25,071)
Proceeds from sale of foreclosed assets	1,619	1,854
Purchases of office properties and equipment	(409)	(873)
Proceeds from sale of office properties and equipment	—	4
Net cash used in investing activities	(27,289)	(26,517)
Cash flows from financing activities:
Increase in deposits, net	114,543	36,519
Borrowings on Federal Home Loan Bank advances	—	69,700
Repayments of Federal Home Loan Bank advances	(721)	(56,014)
Proceeds from exercise of stock options	44	30
Issuance of stock under incentive plans	88	29
Dividends paid to shareholders	(1,915)	(2,027)
Purchase of Company’s common stock	(1,185)	(5,389)
Net cash provided by financing activities	110,854	42,848
Net change in cash and cash equivalents	94,748	24,255
Cash and cash equivalents, beginning	187,952	39,847
Cash and cash equivalents, ending	$282,700	$64,102
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. Certain reclassifications have been made to prior period balances to conform to the current period presentation. The results of operations for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020.

Critical Accounting Policies and Estimates
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could reflect materially different results under different assumptions and conditions. Methodologies the Company uses when applying critical accounting policies and developing critical accounting estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2020.

There have been no material changes from the critical accounting policies disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
2. Recent Accounting Pronouncements
Accounting Standards Adopted in 2021
In December 2019, the FASB issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes (Topic 740)." The amendments in this ASU simplified the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improved the consistent application of and simplified GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in the ASU are effective for fiscal years and interim periods beginning after December 15, 2020. The adoption of this ASU did not impact our Consolidated Financial Statements.

3. Investment Securities
The following tables summarize the Company’s available for sale and held to maturity investment securities at March 31, 2021 and December 31, 2020.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021
Available for sale:
U.S. agency mortgage-backed	$162,982	$2,997	$1,895	$164,084
Collateralized mortgage obligations	60,573	1,157	10	61,720
Municipal bonds	38,101	302	781	37,622
U.S. government agency	6,111	5	86	6,030
Corporate bonds	5,500	9	—	5,509
Total available for sale	$273,267	$4,470	$2,772	$274,965
Held to maturity:
Municipal bonds	$2,126	$50	$—	$2,176
Total held to maturity	$2,126	$50	$—	$2,176

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Available for sale:
U.S. agency mortgage-backed	$138,669	$4,162	$19	$142,812
Collateralized mortgage obligations	74,112	1,565	57	75,620
Municipal bonds	27,306	717	12	28,011
U.S. government agency	6,210	55	10	6,255
Corporate bonds	2,000	54	—	2,054
Total available for sale	$248,297	$6,553	$98	$254,752
Held to maturity:
Municipal bonds	$2,934	$62	$—	$2,996
Total held to maturity	$2,934	$62	$—	$2,996

The estimated fair value and amortized cost by contractual maturity of the Company’s investment securities as of March 31, 2021 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Available for sale:
U.S. agency mortgage-backed	$3,226	$13,967	$48,341	$98,550	$164,084
Collateralized mortgage obligations	—	21,055	15,521	25,144	61,720
Municipal bonds	1,280	1,569	8,825	25,948	37,622
U.S. government agency	—	—	5,617	413	6,030
Corporate bonds	—	—	5,509	—	5,509
Total available for sale	$4,506	$36,591	$83,813	$150,055	$274,965
Held to maturity:
Municipal bonds	$—	$557	$1,619	$—	$2,176
Total held to maturity	$—	$557	$1,619	$—	$2,176

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Available for sale:
U.S. agency mortgage-backed	$3,200	$13,503	$46,935	$99,344	$162,982
Collateralized mortgage obligations	—	20,349	15,352	24,872	60,573
Municipal bonds	1,276	1,556	8,685	26,584	38,101
U.S. government agency	—	—	5,693	418	6,111
Corporate bonds	—	—	5,500	—	5,500
Total available for sale	$4,476	$35,408	$82,165	$151,218	$273,267
Held to maturity:
Municipal bonds	$—	$541	$1,585	$—	$2,126
Total held to maturity	$—	$541	$1,585	$—	$2,126

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

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
March 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$82,025	$1,895	$—	$—	$82,025	$1,895
Collateralized mortgage obligations	4,634	9	2,075	1	6,709	10
Municipal bonds	25,575	781	—	—	25,575	781
U.S. government agency	3,172	77	1,165	9	4,337	86
Corporate bonds	—	—	—	—	—	—
Total available for sale	$115,406	$2,762	$3,240	$10	$118,646	$2,772
Held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Total held to maturity	$—	$—	$—	$—	$—	$—

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$13,666	$19	$—	$—	$13,666	$19
Collateralized mortgage obligations	13,615	55	2,309	2	15,924	57
Municipal bonds	1,278	12	—	—	1,278	12
U.S. government agency	—	—	1,196	10	1,196	10
Corporate bonds	—	—	—	—	—	—
Total available for sale	$28,559	$86	$3,505	$12	$32,064	$98
Held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Total held to maturity	$—	$—	$—	$—	$—	$—

At March 31, 2021, 57 of the Company’s debt securities had unrealized losses totaling 2.3% of the individual securities’ amortized cost basis and 1.0% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 3 of the 57 securities had been in a continuous loss position for over 12 months. Management has determined that the declines in the fair value of these securities were not attributable to credit losses. As a result, no ACL was recorded for available for sale investment securities at March 31, 2021.

At March 31, 2021, it was determined that no ACL was required for the Company's held-to-maturity investment securities. The Company monitors credit quality of debt securities held-to-maturity through the use of credit ratings. The following tables present the amortized cost of the Company's held-to-maturity securities by credit quality rating at March 31, 2021 and December 31, 2020.

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
March 31, 2021
Held to maturity:
Municipal bonds	$2,126	$—	$2,126

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
December 31, 2020
Held to maturity:
Municipal bonds	$2,934	$—	$2,934

Accrued interest receivable on the Company's investment securities was $688,000 and $744,000 at March 31, 2021 and December 31, 2020, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
At March 31, 2021 and December 31, 2020, the Company had $144,527,000 and $125,889,000, respectively, of securities pledged to secure public deposits.
4. Earnings Per Share
Earnings per common share was computed based on the following:

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Numerator:
Net income available to common shareholders	$11,928	$2,482
Denominator:
Weighted average common shares outstanding	8,437	8,883
Effect of dilutive securities:
Restricted stock	11	13
Stock options	28	31
Weighted average common shares outstanding – assuming dilution	8,476	8,927
Basic earnings per common share	$1.41	$0.27
Diluted earnings per common share	$1.41	$0.27

Options for 96,422 and 96,750 shares of common stock were not included in the computation of diluted EPS for the three months ended March 31, 2021 and 2020, respectively, because the effect of these shares was anti-dilutive.

5. Credit Quality and Allowance for Credit Losses
The following briefly describes the distinction between originated and acquired loans and certain significant accounting policies.

Loans
Loans are reported at the principal balance outstanding net of unearned income and fair value discounts, if applicable. Interest on loans and the accretion of unearned income are computed in a manner that approximates a level yield on recorded principal. Interest on loans is recorded as income is earned. The accrual of interest is discontinued when it is probable the borrower will not be able to meet payment obligations as they become due. It is our policy, with certain limited exceptions, to discontinue accruing interest and reverse any interest accrued on any loan which is 90 days or more past due. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt. If it is determined that all or pat of a loan is uncollectible, the potion of the loan deemed uncollectible is charged to the allowance for credit losses.

Originated vs. Acquired Loans
"Originated loans" are loans that were originated for investment by the Company. Loans that were acquired as a result of business combinations are referred to as “acquired loans” and are recorded at the principal balance net of unearned income and fair value discounts. The Company's acquired loans were purchased prior to the adoption of ASC Topic 326 on January 1, 2020 and were recorded at estimated fair value at the acquisition date with no carryover of the related ALL. Since the adoption of ASC 326, loans that were acquired with evidence of credit deterioration are referred to as "purchased credit deteriorated ("PCD") loans." At acquisition, acquired loans were segregated into loan pools designed to facilitate the estimation of expected cash flows. The fair value estimate for each pool of acquired loans was based on the estimate of expected cash flows, both principal and interest, from that pool, discounted at prevailing market interest rates. The difference between the fair value of an acquired loan pool and the contractual amounts due at the acquisition date (the “fair value discount”) is accreted into income over the estimated life of the pool.

Allowance for Credit Losses
Due to the adoption of ASC Topic 326 on January 1, 2020, management maintains, based on current and forecasted information, an allowance for credit losses ("ACL") that reflects a current estimate of expected credit losses ("CECL") for the estimated life of the loan portfolio at reporting periods subsequent to the adoption date.

The ACL, which equals the sum of the ALL and the ACL on unfunded lending commitments, is established through provisions for credit losses. Management recalculates the ACL at least quarterly to reassess the estimate of credit losses for the total portfolio at the relevant reporting date. Under ASC Topic 326, the ACL is measured on a pool basis when similar risk characteristics exist. For each pool of loans, management also evaluates and applies qualitative adjustments to the calculated ACL based on several factors, including, but not limited to, changes in current and expected future economic conditions, changes in industry experience and industry loan concentrations, changes in the volume and severity of nonperforming assets, changes in lending policies and personnel and changes in the competitive and regulatory environment of the banking industry. Loans that do not share similar risk characteristics are individually evaluated and are excluded from the pooled loan analysis.

The ACL policy described above is supplemented by periodic reviews and validations performed by independent loan reviewers. The results of the reviews are reported to the Audit Committee of the Board of Directors. The establishment of the ACL is significantly affected by management judgment. There is likelihood that different amounts would be reported under different conditions or assumptions. Federal regulatory agencies, as an integral part of their examination process, periodically review our ACL. Such agencies may require management to make additional provisions for estimated losses based upon judgments different from those of management.

We continue to monitor and modify our ACL as conditions warrant. No assurance can be given that our level of ACL will cover all of the losses on our loans or that future adjustments to the ACL will not be necessary if economic and other conditions differ substantially from the conditions used by management to determine the current level of the ACL.

The Company’s loans, net of unearned income, consisted of the following as of the dates indicated.

(dollars in thousands)	March 31, 2021	December 31, 2020
Real estate loans:
One- to four-family first mortgage	$380,207	$395,638
Home equity loans and lines	65,556	67,700
Commercial real estate	744,971	750,623
Construction and land	242,156	221,823
Multi-family residential	82,726	87,332
Total real estate loans	1,515,616	1,523,116
Other loans:
Commercial and industrial	428,019	417,926
Consumer	36,233	38,912
Total other loans	464,252	456,838
Total loans	$1,979,868	$1,979,954

The net investment in PPP loans, which is included in commercial and industrial loans, was $235,681,000 and $221,220,000 at March 31, 2021 and December 31, 2020, respectively.

The net discount on the Company’s loans was $5,914,000 and $6,650,000 at March 31, 2021 and December 31, 2020, respectively. In addition, loan balances as of March 31, 2021 and December 31, 2020 are reported net of unearned income of $11,692,000 and $8,727,000, respectively. Unearned income at March 31, 2021 and December 31, 2020 included PPP deferred lender fees of $8,335,000 and $5,449,000, respectively.

Accrued interest receivable on the Company's loans was $7,937,000 and $8,635,000 at March 31, 2021 and December 31, 2020, respectively, and is excluded from the estimate of the ACL. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

Allowance for Credit Losses
The ACL, which includes the ALL and the ACL on unfunded lending commitments, and recorded investment in loans as of the dates indicated are as follows.

	March 31, 2021
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$2,779	$100	$2,879
Home equity loans and lines	649	—	649
Commercial real estate	16,191	333	16,524
Construction and land	4,448	—	4,448
Multi-family residential	967	—	967
Commercial and industrial	3,521	234	3,755
Consumer	771	—	771
Total allowance for loan losses	$29,326	$667	$29,993

Unfunded lending commitments(1)	$1,425	$—	$1,425
Total allowance for credit losses	$30,751	$667	$31,418

	March 31, 2021
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$379,210	$997	$380,207
Home equity loans and lines	65,556	—	65,556
Commercial real estate	740,691	4,280	744,971
Construction and land	242,156	—	242,156
Multi-family residential	82,726	—	82,726
Commercial and industrial	427,116	903	428,019
Consumer	36,233	—	36,233
Total loans	$1,973,688	$6,180	$1,979,868

	December 31, 2020
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for loan losses:
One- to four-family first mortgage	$2,965	$100	$3,065
Home equity loans and lines	676	—	676
Commercial real estate	17,843	1,008	18,851
Construction and land	4,155	—	4,155
Multi-family residential	1,077	—	1,077
Commercial and industrial	3,845	431	4,276
Consumer	863	—	863
Total allowance for loan losses	$31,424	$1,539	$32,963

Unfunded lending commitments(1)	$1,425	$—	$1,425
Total allowance for credit losses	$32,849	$1,539	$34,388

	December 31, 2020
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$394,632	$1,006	$395,638
Home equity loans and lines	67,700	—	67,700
Commercial real estate	743,223	7,400	750,623
Construction and land	221,823	—	221,823
Multi-family residential	87,332	—	87,332
Commercial and industrial	417,320	606	417,926
Consumer	38,912	—	38,912
Total loans	$1,970,942	$9,012	$1,979,954
(1)The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.
(2)Loans individually evaluated included PCD loans of $277,000 at March 31, 2021 and December 31, 2020.

A summary of activity in the ACL for the three months ended March 31, 2021 and March 31, 2020 follows.

	Three Months Ended March 31, 2021
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$3,065	$(56)	$2	$(132)	$2,879
Home equity loans and lines	676	—	2	(29)	649
Commercial real estate	18,851	(1,003)	—	(1,324)	16,524
Construction and land	4,155	—	—	293	4,448
Multi-family residential	1,077	—	—	(110)	967
Commercial and industrial	4,276	(220)	29	(330)	3,755
Consumer	863	(51)	30	(71)	771
Total allowance for loan losses	$32,963	$(1,330)	$63	$(1,703)	$29,993

Unfunded lending commitments	$1,425	$—	$—	$—	$1,425
Total allowance for credit losses	$34,388	$(1,330)	$63	$(1,703)	$31,418

	Three Months Ended March 31, 2020
(dollars in thousands)	Beginning Balance	ASC Topic 326 Adoption Impact	Charge-offs	Recoveries	Provision	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$2,715	$986	$(46)	$1	$440	$4,096
Home equity loans and lines	1,084	(1)	(130)	4	606	1,563
Commercial real estate	6,541	1,974	—	—	3,427	11,942
Construction and land	2,670	519	—	55	660	3,904
Multi-family residential	572	(245)	—	—	231	558
Commercial and industrial	3,694	1,243	(71)	13	471	5,350
Consumer	592	157	(141)	47	422	1,077
Total allowance for loan losses	$17,868	$4,633	$(388)	$120	$6,257	$28,490

Unfunded lending commitments	$—	$1,425	$—	$—	$—	$1,425
Total allowance for credit losses	$17,868	$6,058	$(388)	$120	$6,257	$29,915
(1)On January 1, 2020 the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced a new model known as CECL.

Credit Quality
The following tables present the Company’s loan portfolio by credit quality classification and origination year as of March 31, 2021 and December 31, 2020.

	March 31, 2021
	Term Loans by Origination Year
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$17,271	$55,342	$57,111	$43,083	$44,315	$141,311	$16,422	$92	$374,947
Special Mention	—	—	—	—	16	523	—	—	539
Substandard	—	123	118	334	351	3,795	—	—	4,721
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$17,271	$55,465	$57,229	$43,417	$44,682	$145,629	$16,422	$92	$380,207
Home equity loans and lines:
Pass	$591	$1,041	$1,515	$2,035	$1,457	$6,396	$52,465	$—	$65,500
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	43	13	—	—	56
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$591	$1,041	$1,515	$2,035	$1,500	$6,409	$52,465	$—	$65,556
Commercial real estate:
Pass	$47,188	$223,627	$142,692	$91,905	$99,575	$105,470	$20,488	$452	$731,397
Special Mention	—	—	—	—	—	895	—	—	895
Substandard	—	379	3,725	1,724	318	6,533	—	—	12,679
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$47,188	$224,006	$146,417	$93,629	$99,893	$112,898	$20,488	$452	$744,971
Construction and land:
Pass	$34,220	$87,816	$78,608	$14,053	$5,335	$3,274	$2,340	$—	$225,646
Special Mention	—	1,421	—	—	—	610	—	—	2,031
Substandard	—	14,151	—	—	—	328	—	—	14,479
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$34,220	$103,388	$78,608	$14,053	$5,335	$4,212	$2,340	$—	$242,156

	March 31, 2021
	Term Loans by Origination Year
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Multi-family residential:
Pass	$2,293	$40,328	$22,297	$9,234	$3,399	$4,118	$952	$—	$82,621
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	105	—	—	105
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$2,293	$40,328	$22,297	$9,234	$3,399	$4,223	$952	$—	$82,726
Commercial and industrial:
Pass	$117,931	$167,056	$26,461	$19,547	$5,258	$4,760	$77,929	$491	$419,433
Special Mention	—	1,208	749	69	—	—	1,749	—	3,775
Substandard	—	2,697	33	422	22	129	1,508	—	4,811
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$117,931	$170,961	$27,243	$20,038	$5,280	$4,889	$81,186	$491	$428,019
Consumer:
Pass	$1,403	$5,717	$2,234	$922	$1,723	$18,152	$5,852	$—	$36,003
Special Mention	—	—	—	—	5	37	—	—	42
Substandard	—	—	—	—	4	184	—	—	188
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$1,403	$5,717	$2,234	$922	$1,732	$18,373	$5,852	$—	$36,233
Total loans:
Pass	$220,897	$580,927	$330,918	$180,779	$161,062	$283,481	$176,448	$1,035	$1,935,547
Special Mention	—	2,629	749	69	21	2,065	1,749	—	7,282
Substandard	—	17,350	3,876	2,480	738	11,087	1,508	—	37,039
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$220,897	$600,906	$335,543	$183,328	$161,821	$296,633	$179,705	$1,035	$1,979,868

	December 31, 2020
	Term Loans by Origination Year
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$58,958	$65,070	$46,412	$48,851	$37,039	$114,588	$17,762	$1,457	$390,137
Special Mention	—	—	167	16	—	1,057	—	—	1,240
Substandard	129	34	—	335	1,069	2,694	—	—	4,261
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$59,087	$65,104	$46,579	$49,202	$38,108	$118,339	$17,762	$1,457	$395,638
Home equity loans and lines:
Pass	$1,172	$1,307	$2,028	$964	$1,889	$5,537	$53,309	$1,389	$67,595
Special Mention	—	—	—	43	—	—	—	—	43
Substandard	—	—	—	—	—	58	4	—	62
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,172	$1,307	$2,028	$1,007	$1,889	$5,595	$53,313	$1,389	$67,700
Commercial real estate:
Pass	$235,900	$156,646	$96,153	$102,166	$59,859	$60,720	$22,962	$56	$734,462
Special Mention	—	—	—	15	951	—	—	—	966
Substandard	1,606	1,994	1,742	323	1,344	8,164	—	22	15,195
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$237,506	$158,640	$97,895	$102,504	$62,154	$68,884	$22,962	$78	$750,623
Construction and land:
Pass	$87,540	$91,337	$16,703	$5,486	$2,585	$1,505	$1,892	$429	$207,477
Special Mention	877	—	—	—	—	618	—	627	2,122
Substandard	451	50	—	—	252	249	—	11,222	12,224
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$88,868	$91,387	$16,703	$5,486	$2,837	$2,372	$1,892	$12,278	$221,823

	December 31, 2020
	Term Loans by Origination Year
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Multi-family residential:
Pass	$40,462	$24,329	$9,711	$3,844	$2,889	$4,539	$1,452	$—	$87,226
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	106	—	—	106
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$40,462	$24,329	$9,711	$3,844	$2,889	$4,645	$1,452	$—	$87,332
Commercial and industrial:
Pass	$264,079	$29,115	$21,053	$6,001	$3,952	$2,408	$82,039	$1,311	$409,958
Special Mention	2,089	792	131	—	—	1	1,801	—	4,814
Substandard	592	—	427	23	141	16	1,955	—	3,154
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$266,760	$29,907	$21,611	$6,024	$4,093	$2,425	$85,795	$1,311	$417,926
Consumer:
Pass	$6,844	$2,667	$1,149	$2,073	$1,118	$18,258	$6,340	$27	$38,476
Special Mention	4	—	4	—	13	120	—	5	146
Substandard	—	34	3	12	17	223	—	1	290
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$6,848	$2,701	$1,156	$2,085	$1,148	$18,601	$6,340	$33	$38,912
Total loans:
Pass	$694,955	$370,471	$193,209	$169,385	$109,331	$207,555	$185,756	$4,669	$1,935,331
Special Mention	2,970	792	302	74	964	1,796	1,801	632	9,331
Substandard	2,778	2,112	2,172	693	2,823	11,510	1,959	11,245	35,292
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$700,703	$373,375	$195,683	$170,152	$113,118	$220,861	$189,516	$16,546	$1,979,954

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

Age analysis of past due loans as of the dates indicated are as follows.

	March 31, 2021
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,849	$183	$401	$2,433	$253,166	$255,599
Home equity loans and lines	—	244	—	244	52,290	52,534
Commercial real estate	1,036	—	6,044	7,080	591,051	598,131
Construction and land	—	—	—	—	229,255	229,255
Multi-family residential	—	—	—	—	77,826	77,826
Total real estate loans	2,885	427	6,445	9,757	1,203,588	1,213,345
Other loans:
Commercial and industrial	28	—	440	468	411,700	412,168
Consumer	76	—	114	190	31,022	31,212
Total other loans	104	—	554	658	442,722	443,380
Total originated loans	$2,989	$427	$6,999	$10,415	$1,646,310	$1,656,725
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,530	$192	$1,192	$2,914	$121,694	$124,608
Home equity loans and lines	25	39	43	107	12,915	13,022
Commercial real estate	457	—	651	1,108	145,732	146,840
Construction and land	—	—	86	86	12,815	12,901
Multi-family residential	92	—	—	92	4,808	4,900
Total real estate loans	2,104	231	1,972	4,307	297,964	302,271
Other loans:
Commercial and industrial	42	3	900	945	14,906	15,851
Consumer	94	14	14	122	4,899	5,021
Total other loans	136	17	914	1,067	19,805	20,872
Total acquired loans	$2,240	$248	$2,886	$5,374	$317,769	$323,143
Total loans:
Real estate loans:
One- to four-family first mortgage	$3,379	$375	$1,593	$5,347	$374,860	$380,207
Home equity loans and lines	25	283	43	351	65,205	65,556
Commercial real estate	1,493	—	6,695	8,188	736,783	744,971
Construction and land	—	—	86	86	242,070	242,156
Multi-family residential	92	—	—	92	82,634	82,726
Total real estate loans	4,989	658	8,417	14,064	1,501,552	1,515,616
Other loans:
Commercial and industrial	70	3	1,340	1,413	426,606	428,019
Consumer	170	14	128	312	35,921	36,233
Total other loans	240	17	1,468	1,725	462,527	464,252
Total loans	$5,229	$675	$9,885	$15,789	$1,964,079	$1,979,868

	December 31, 2020
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,651	$66	$365	$2,082	$258,386	$260,468
Home equity loans and lines	117	148	—	265	52,101	52,366
Commercial real estate	518	532	6,770	7,820	581,524	589,344
Construction and land	—	—	—	—	207,928	207,928
Multi-family residential	94	—	—	94	82,051	82,145
Total real estate loans	2,380	746	7,135	10,261	1,181,990	1,192,251
Other loans:
Commercial and industrial	797	3	603	1,403	398,377	399,780
Consumer	219	42	145	406	32,702	33,108
Total other loans	1,016	45	748	1,809	431,079	432,888
Total originated loans	$3,396	$791	$7,883	$12,070	$1,613,069	$1,625,139
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,823	$502	$1,154	$3,479	$131,691	$135,170
Home equity loans and lines	34	43	25	102	15,232	15,334
Commercial real estate	603	303	2,462	3,368	157,911	161,279
Construction and land	—	—	142	142	13,753	13,895
Multi-family residential	92	—	—	92	5,095	5,187
Total real estate loans	2,552	848	3,783	7,183	323,682	330,865
Other loans:
Commercial and industrial	3	—	907	910	17,236	18,146
Consumer	126	50	66	242	5,562	5,804
Total other loans	129	50	973	1,152	22,798	23,950
Total acquired loans	$2,681	$898	$4,756	$8,335	$346,480	$354,815
Total loans:
Real estate loans:
One- to four-family first mortgage	$3,474	$568	$1,519	$5,561	$390,077	$395,638
Home equity loans and lines	151	191	25	367	67,333	67,700
Commercial real estate	1,121	835	9,232	11,188	739,435	750,623
Construction and land	—	—	142	142	221,681	221,823
Multi-family residential	186	—	—	186	87,146	87,332
Total real estate loans	4,932	1,594	10,918	17,444	1,505,672	1,523,116
Other loans:
Commercial and industrial	800	3	1,510	2,313	415,613	417,926
Consumer	345	92	211	648	38,264	38,912
Total other loans	1,145	95	1,721	2,961	453,877	456,838
Total loans	$6,077	$1,689	$12,639	$20,405	$1,959,549	$1,979,954

At March 31, 2021 the Company did not have any loans greater than 90 days past due and accruing. At December 31, 2020, loans greater than 90 days past due and accruing totaled $2,000.

The following tables summarize information pertaining to nonaccrual loans as of dates indicated.

	March 31, 2021
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total(1)
Nonaccrual loans:
One- to four-family first mortgage	$4,092	$—	$4,092
Home equity loans and lines	58	—	58
Commercial real estate	9,409	22	9,431
Construction and land	345	—	345
Multi-family residential	—	—	—
Commercial and industrial	1,065	512	1,577
Consumer	190	—	190
Total	$15,159	$534	$15,693

	December 31, 2020
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total(1)
Nonaccrual loans:
One- to four-family first mortgage	$3,838	$—	$3,838
Home equity loans and lines	63	—	63
Commercial real estate	12,298	—	12,298
Construction and land	469	—	469
Multi-family residential	—	—	—
Commercial and industrial	1,717	—	1,717
Consumer	292	—	292
Total	$18,677	$—	$18,677
(1)PCD loans of $409,000 and $390,000 are included in nonaccrual loans at March 31, 2021 and December 31, 2020, respectively.
All payments received while on nonaccrual status are applied against the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.

Collateral Dependent Loans
The Company held loans that were individually evaluated for credit losses at March 31, 2021 and December 31, 2020 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:
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
•Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.
The tables below summarize collateral dependent loans and the related ACL at March 31, 2021 and December 31, 2020.

	March 31, 2021
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$997	$100
Home equity loans and lines	—	—
Commercial real estate	4,280	333
Construction and land	—	—
Multi-family residential	—	—
Commercial and industrial	903	234
Consumer	—	—
Total	$6,180	$667

	December 31, 2020
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$1,006	$100
Home equity loans and lines	—	—
Commercial real estate	7,400	1,008
Construction and land	—	—
Multi-family residential	—	—
Commercial and industrial	606	431
Consumer	—	—
Total	$9,012	$1,539

At March 31, 2021 and December 31, 2020, collateral dependent commercial real estate loans included one loan acquired with deteriorated credit quality totaling $277,000.

Foreclosed Assets and ORE
Foreclosed assets and ORE include real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets and ORE totaled $1,581,000 and 1,302,000 at March 31, 2021 and December 31, 2020, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

The carrying amount of foreclosed residential real estate properties held at March 31, 2021 and December 31, 2020 totaled $409,000 and $877,000, respectively. Loans secured by single family residential real estate that were in the process of foreclosure at March 31, 2021 and December 31, 2020 totaled $172,000 and $446,000, respectively.

Foreclosed assets and ORE included certain bank buildings that meet the criteria to be classified as assets held for sale. The carrying value of these assets totaled $212,000 at March 31, 2021 and December 31, 2020. The expected timing of the sale of the properties is uncertain.
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
If the Company concludes that both a concession has been granted and the concession was granted to a customer experiencing financial difficulties, the Company identifies the loan as a TDR. For purposes of the determination of an ACL, larger (i.e., TDRs with balances of $250,000 or greater) commercial TDRs are individually evaluated. The ACL for loans that are individually evaluated is based on a comparison of the recorded investment in the loan with either the expected cash flows discounted using the loan’s original effective interest rate, observable market price for the loan or the fair value of the collateral underlying certain collateral-dependent loans. Residential, consumer and smaller balance commercial TDRs are included in the Company's pooled-loan analysis to calculate the ACL and, generally, do not have a material impact on the overall ACL.
As of March 31, 2021, the Company had modified loans with an aggregate outstanding loan balance of $27.7 million, or 1% of total outstanding loans, via payment relief in the nature of principal and/or interest deferrals for 90 days. These modifications were done in accordance with Section 4013 of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act and the Interagency Statement on Loan Modifications on Reporting for Financial Institutions Working With Customers Affected by the Coronavirus. Accordingly, these loans were not categorized as TDRs.

The following table summarizes information pertaining to TDRs modified during the periods indicated.

	Three Months Ended March 31,
	2021			2020
(dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructurings:
One- to four-family first mortgage	—	$—	$—	5	$837	$834
Home equity loans and lines	—	—	—	—	—	—
Commercial real estate	2	479	479	4	1,029	1,029
Construction and land	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Other consumer	1	5	4	1	10	4
Total	3	$484	$483	10	$1,876	$1,867

None of the the loans modified during the three months ended March 31, 2021 defaulted during the same period.

Three residential mortgage loans totaling $546,000, two commercial real estate loans totaling $282,000 and one consumer loan totaling $4,000 were modified during three months ended March 31, 2020 and defaulted within twelve months of modification. The defaults did not have a significant impact on our allowance for credit losses at March 31, 2020.
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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. As part of its efforts to accomplish this objective, the Company entered into certain interest rate swap agreements as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Such derivatives were used to hedge the variable cash flows associated with existing variable rate liabilities.

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

During the next twelve months, the Company estimates that an additional $1,602,000 will be reclassified as additional interest expense.

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

Fair Values of Derivative Instruments
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Financial Condition as of March 31, 2021 and December 31, 2020.

	March 31, 2021
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$40,000	$1,531	$—	$—

Derivatives not designated as hedging instruments:
Risk participation agreements	—	—	10,000	20

Netting adjustments		—		—

Net derivative amounts		$1,531		$20

	December 31, 2020
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$40,000	$214	$—	$—

Derivatives not designated as hedging instruments:
Risk participation agreements	—	—	10,000	58

Netting adjustments		—		—

Net derivative amounts		$214		$58

(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income and the Consolidated Statements of Income
The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income and the Consolidated Statements of Income as of March 31, 2021.

	Three Months Ended March 31, 2021
	Amount of Gain Recognized in OCI		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$1,301	$1,301	Interest expense	$(16)	$(16)

At March 31, 2021 and December 31, 2020, accumulated unrealized gains, net of taxes, on derivative instruments totaled $1,214,000 and $174,000, respectively.

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of March 31, 2021.

(dollars in thousands)	Location of Income Recognized on Non-designated Hedges	Three Months Ended March 31, 2021
Effects of non-designated hedges
Risk participation agreements	Other noninterest income	$38

At and during the three months ended March 31, 2020, the Company was not a party to any derivative contracts.

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

As of March 31, 2021, there were no derivatives with credit-risk-related contingent features in a net liability position. Such derivatives are measured at fair value, which includes accrued interest but excludes any adjustment for nonperformance risk. If the Company had breached any provisions at March 31, 2021, it would not have been required to settle any obligations under the agreements since the termination value was $0.

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
Management primarily identifies investment securities which may have traded in illiquid or inactive markets, by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of March 31, 2021, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

Derivative Assets and Liabilities
Derivative assets liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition. The fair value of these derivative financial instruments is obtained from a third-party pricing service that uses widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company has determined that its derivative valuations are classified in Level 2 of the fair vale hierarchy.

The following tables present the balances of assets measured for fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

(dollars in thousands)	March 31, 2021	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$164,084	$—	$164,084	$—
Collateralized mortgage obligations	61,720	—	61,720	—
Municipal bonds	37,622	—	37,622	—
U.S. government agency	6,030	—	6,030	—
Corporate bonds	5,509	—	5,509	—
Total	$274,965	$—	$274,965	$—

Derivative assets	$1,531	$—	$1,531	$—
Total	$276,496	$—	$276,496	$—

Liabilities
Derivative liabilities	$20	$—	$20	$—

(dollars in thousands)	December 31, 2020	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$142,812	$—	$142,812	$—
Collateralized mortgage obligations	75,620	—	75,620	—
Municipal bonds	28,011	—	28,011	—
U.S. government agency	6,255	—	6,255	—
Corporate bonds	2,054	—	2,054	—
Total	$254,752	$—	$254,752	$—

Derivative assets	$214	$—	$214	$—
Total	$254,966	$—	$254,966	$—

Liabilities
Derivative liabilities	$58	$—	$58	$—

Nonrecurring Basis
The Company records loans individually evaluated for credit losses at fair value on a nonrecurring basis. Fair value is measured at the fair value of the collateral for collateral-dependent loans. For non-collateral-dependent loans, fair value is measured by present valuing expected future cash flows. Loans individually evaluated are classified as Level 3 assets when measured using appraisals from third parties of the collateral less any prior liens and when there is no observable market price.

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

		Fair Value Measurements Using
(dollars in thousands)	March 31, 2021	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$5,513	$—	$—	$5,513
Foreclosed assets and ORE	1,581	—	—	1,581
Total	$7,094	$—	$—	$7,094

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2020	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$7,473	$—	$—	$7,473
Foreclosed assets and ORE	1,302	—	—	1,302
Total	$8,775	$—	$—	$8,775

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
March 31, 2021
Loans individually evaluated	$5,513	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 92%	11%
Foreclosed assets and ORE	$1,581	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 25%	7%
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
December 31, 2020
Loans individually evaluated	$7,473	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	3% - 87%	17%
Foreclosed assets and ORE	$1,302	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 42%	11%

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
Methods and assumptions used to estimate fair value of each class of financial instruments for which it is practicable to estimate fair value are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes from the fair value estimate methods and assumptions disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at March 31, 2021
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$282,700	$282,700	$282,700	$—	$—
Interest-bearing deposits in banks	349	349	349	—	—
Investment securities available for sale	274,965	274,965	—	274,965	—
Investment securities held to maturity	2,126	2,176	—	2,176	—
Mortgage loans held for sale	5,304	5,304	—	5,304	—
Loans, net	1,949,875	1,950,917	—	1,945,404	5,513
Cash surrender value of BOLI	40,559	40,559	40,559	—	—
Derivative assets(1)	1,531	1,531	—	1,531	—
Financial Liabilities
Deposits	$2,328,365	$2,329,790	$—	$2,329,790	$—
Other borrowings	5,539	6,060	—	6,060	—
Long-term FHLB advances	28,106	28,692	—	28,692	—
Derivative liabilities(1)	20	20	—	20	—

		Fair Value Measurements at December 31, 2020
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$187,952	$187,952	$187,952	$—	$—
Interest-bearing deposits in banks	349	349	349	—	—
Investment securities available for sale	254,752	254,752	—	254,752	—
Investment securities held to maturity	2,934	2,996	—	2,996	—
Mortgage loans held for sale	9,559	9,559	—	9,559	—
Loans, net	1,946,991	1,957,705	—	1,950,232	7,473
Cash surrender value of BOLI	40,334	40,334	40,334	—	—
Derivative assets(1)	214	214	—	214	—
Financial Liabilities
Deposits	$2,213,821	$2,216,002	$—	$2,216,002	$—
Other borrowings	5,539	6,224	—	6,224	—
Long-term FHLB advances	28,824	29,662	—	29,662	—
Derivative liabilities(1)	58	58	—	58	—
(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and the Bank from December 31, 2020 through March 31, 2021 and on its results of operations for the three months ended March 31, 2021 and 2020. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

Forward-Looking Statements
To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company or Bank, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of words such as “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions, or by future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly”. The Company’s or the Bank’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020.
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

EXECUTIVE OVERVIEW
The Company reported net income for the first quarter of 2021 of $11.9 million, or $1.41 diluted EPS, up $9.4 million compared to the the first quarter of 2020. Net income for the first quarter of 2020 totaled $2.5 million, or $0.27 diluted EPS.

Key components of the Company’s performance during the three months ended March 31, 2021 include:

•Assets increased $115.7 million, or 4.5%, from December 31, 2020 to $2.7 billion at March 31, 2021.

•Total loans were $2.0 billion, down $86,000, or less than 1%, from December 31, 2020.

•PPP loans totaled $235.7 million, up $14.5 million, or 6.5%, from December 31, 2020.

•The Company recorded a $1.7 million reversal to the allowance for loan losses primarily due to improvements in our assessment of the economic impact of the COVID-19 pandemic.

•The ALL totaled $30.0 million, or 1.51% of total loans, at March 31, 2021 compared to $33.0 million, or 1.66% of total loans, at December 31, 2020. Excluding PPP loans, the ratios of the ALL to total loans were 1.72% and 1.87% at March 31, 2021 and December 31, 2020, respectively.

•Nonperforming assets were down $2.7 million, or 13.5%, from the December 31, 2020.

•Total deposits increased $114.5 million, or 5.2%, from $2.2 billion at December 31, 2020 to $2.3 billion at March 31, 2021.

•The net interest margin was 4.14% for the first quarter of 2021, down 4 bps compared to the first quarter of 2020, primarily due to the decrease in the average yield on interest-earning assets during 2021.

•The average rate paid on total interest-bearing deposits was 0.42%, down 65 bps from the first quarter of 2020.

•Noninterest income for the first quarter of 2021 increased $702,000, or 20.9%, compared to the first quarter of 2020 primarily due to an increase in gains on the sale of loans.

•Noninterest expense for the first quarter of 2021 increased $550,000, or 3.6%, compared to the first quarter of 2020 primarily due to increases in regulatory fees (up $263,000), compensation and benefits (up $248,000), data processing and communication expense (up $167,000), and foreclosed assets expense (up $106,000), partially offset by a decrease in marketing and advertising expense (down $127,000).

COVID-19 RESPONSE
Banking operations remain unencumbered by state and local government COVID-19 restrictions. We have continued to protect our employees and customers by working remotely, enhancing cleaning procedures, and enacting several other measures to reduce the risk of transmission of the virus. State government imposed COVID-19 restrictions were relaxed in March 2021 within our Louisiana and Mississippi markets. Nearly all restrictions were removed in Mississippi, while Louisiana moved to Phase 3 of its reopening plan. Restrictions in Louisiana primarily include mask mandates and place capacity limits for certain businesses.

During the first quarter of 2021, the Company funded 1,451 loans totaling $111.5 million under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"). During the first quarter of 2020, the Company funded 3,072 PPP loans totaling $262.2 million. At March 31, 2021, the total recorded net investment in PPP loans was $235.7 million, of which 2,533 loans with an aggregate outstanding balance of $79.1 million were for amounts of $150,000 or less.

To give immediate financial support to our customers, the Company began providing principal and/or interest payment deferral options in March 2020. At March 31, 2021, $27.7 million, or 1% of total loans were under deferral agreements. The level of COVID-19 related deferrals formerly totaled $558.8 million, or 28% of total loans, at June 30, 2020. Of the loans that have exited deferral agreements, $443.0 million, or 99%, were current and performing as of March 31, 2021.
FINANCIAL CONDITION

Loans, Allowance for Credit Losses and Asset Quality

Loans
Loans outstanding at March 31, 2021 were $2.0 billion, down $86,000, or less than 1%, from December 31, 2020. PPP loans, included in commercial and industrial loans, increased $14.5 million, or 7%, from December 31, 2020. At March 31, 2021, PPP loans totaled $235.7 million. Excluding PPP loans, loans decreased $14.5 million, or 0.8%, from December 31, 2020.
The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

(dollars in thousands)	March 31, 2021	December 31, 2020	Increase/(Decrease)
Real estate loans:
One-to four-family first mortgage	$380,207	$395,638	$(15,431)	(3.9)%
Home equity loans and lines	65,556	67,700	(2,144)	(3.2)
Commercial real estate	744,971	750,623	(5,652)	(0.8)
Construction and land	242,156	221,823	20,333	9.2
Multi-family residential	82,726	87,332	(4,606)	(5.3)
Total real estate loans	1,515,616	1,523,116	(7,500)	(0.5)%
Other loans:
Commercial and industrial	428,019	417,926	10,093	2.4
Consumer	36,233	38,912	(2,679)	(6.9)
Total other loans	464,252	456,838	7,414	1.6
Total loans	$1,979,868	$1,979,954	$(86)	—%

During the first quarter of 2021, construction and land loan growth was offset by pay-downs across certain other segments of the loan portfolio. In particular, the Company continued to experience declines in residential mortgage loans primarily due to refinances as borrowers sought to acquire lower interest rates. Construction and land ("C&D") loan growth was primarily driven by non-residential construction projects in our New Orleans and Northshore markets.

Allowance for Credit Losses
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

The ACL policy described above is supplemented by periodic reviews and validations performed by independent loan reviewers. The results of the reviews are reported to the Audit Committee of the Board of Directors. The establishment of the ACL is significantly affected by management judgment. There is likelihood that different amounts would be reported under different conditions or assumptions. Federal regulatory agencies, as an integral part of their examination process, periodically review our ACL. Such agencies may require management to make additional provisions for estimated losses based upon judgments different from those of management.

We continue to monitor and modify our ACL as conditions warrant. No assurance can be given that our level of ACL will cover all of the losses on our loans or that future adjustments to the ACL will not be necessary if economic and other conditions differ substantially from the conditions used by management to determine the current level of the ACL.

Additional Information on Loan Portfolio Composition and Allowance for Credit Losses
As the fallout of the COVID-19 pandemic continues to impact the national, regional and local economies, management continues to proactively monitor the loan portfolio to identify potential weaknesses that may develop. Specifically, management has identified and is monitoring exposures to borrowers and industries that may be impacted more immediately and acutely than others. In many instances, management has directly reached out to specific borrowers to provide guidance and assistance as appropriate. On a portfolio level, management continues to monitor aggregate exposures to highly sensitive segments for changes in asset quality, payment performance and liquidity levels. Additionally, management is monitoring unfunded commitments, such as lines of credit and overdraft protection, to monitor liquidity and funding issues that may arise with our customers.

The following table provides a summary of the loan portfolio and related reserves at March 31, 2021. We have separately identified certain information regarding PPP loans which, due to the existence of full repayment guarantees from the SBA as well as the likelihood that the vast majority of such loans will be forgiven, we believe entail minimal credit risk to the Company.

	Loans		Allowance for Credit Losses
(dollars in thousands)	Total Loans	PPP Loans	Total ACL	ACL to Total Loans	ACL to Total Non-PPP Loans
March 31, 2021
Retail CRE	$184,807	$—	$6,027	3.26%	3.26%
Hotels and short-term rentals	102,282	7,168	5,052	4.94	5.31
Restaurants and bars	104,063	38,439	2,631	2.53	4.01
Energy	44,651	14,805	1,412	3.16	4.73
Credit cards	3,570	—	358	10.03	10.03
Other loans	1,540,495	175,269	14,513	0.94	1.06
Total	$1,979,868	$235,681	$29,993	1.51%	1.72%

Unfunded lending commitments(1)	$—	$—	$1,425	—	—
Total	$1,979,868	$235,681	$31,418	1.59%	1.80%

(1)The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.

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
Under our allowance policy, credit losses are measured on a pool basis when similar risk characteristics exist. Loans that do not share similar risk characteristics are individually evaluated for credit losses and are excluded from the pooled loan analysis. At least quarterly, management evaluates the loan portfolio to determine which loans should be individually evaluated for credit losses. Management's evaluation involves an analysis of larger (i.e., loans with balances of $250,000 or greater) commercial real estate loans, multi-family residential loans, construction and land loans and commercial and industrial loans. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to determine if a short-fall exists, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer at the Bank. The Company typically orders an “as is” valuation for collateral property if a loan is in a criticized loan classification. Loans individually evaluated for credit losses are reported to the Board of Directors monthly.

At March 31, 2021 and December 31, 2020, loans individually evaluated for credit losses were $6.2 million and $9.0 million, respectively. Total loans individually evaluated for credit losses at March 31, 2021 included $1.1 million of acquired loans, of which $277,000 was acquired with deteriorated credit quality. At December 31, 2020, loan individually evaluated for credit losses included $2.4 million of acquired loans, of which $277,000 was acquired with deteriorated credit quality.

The following tables provide a summary of loans individually evaluated for credit losses as of the dates indicated.

	March 31, 2021
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$997	$100	10.03%
Home equity loans and lines	—	—	—
Commercial real estate	4,280	333	7.78
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	903	234	25.91
Consumer	—	—	—
Total	$6,180	$667	10.79%

	December 31, 2020
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$1,006	$100	9.94%
Home equity loans and lines	—	—	—
Commercial real estate	7,400	1,008	13.62
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	606	431	71.12
Consumer	—	—	—
Total	$9,012	$1,539	17.08%

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

At March 31, 2021 and December 31, 2020, loans classified as substandard totaled $37.0 million and $35.3 million, respectively. There were no assets classified as doubtful at either date. For additional information, refer to Note 5 to the Consolidated Financial Statements.

The following tables provide a summary of loans classified as special mention and substandard as of the dates indicated.

(dollars in thousands)	March 31, 2021	December 31, 2020	Increase/(Decrease)
Special Mention Loans
One- to four-family first mortgage	$539	$1,240	$(701)	(56.5)%
Home equity loans and lines	—	43	(43)	(100.0)
Commercial real estate	895	966	(71)	(7.3)
Construction and land	2,031	2,122	(91)	(4.3)
Multi-family residential	—	—	—	—
Commercial and industrial	3,775	4,814	(1,039)	(21.6)
Consumer	42	146	(104)	(71.2)
Total special mention loans	$7,282	$9,331	$(2,049)	(22.0)%

(dollars in thousands)	March 31, 2021	December 31, 2020	Increase/(Decrease)
Substandard Loans
One- to four-family first mortgage	$4,721	$4,261	$460	10.8%
Home equity loans and lines	56	62	(6)	(9.7)
Commercial real estate	12,679	15,195	(2,516)	(16.6)
Construction and land	14,479	12,224	2,255	18.4
Multi-family residential	105	106	(1)	(0.9)
Commercial and industrial	4,811	3,154	1,657	52.5
Consumer	188	290	(102)	(35.2)
Total substandard loans	$37,039	$35,292	$1,747	5.0%

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

	March 31, 2021			December 31, 2020
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans(2):
Real estate loans:
One- to four-family first mortgage	$1,803	$2,289	$4,092	$1,464	$2,374	$3,838
Home equity loans and lines	—	58	58	24	39	63
Commercial real estate	6,319	3,112	9,431	7,650	4,648	12,298
Construction and land	—	345	345	—	469	469
Multi-family residential	—	—	—	—	—	—
Other loans:
Commercial and industrial	467	1,110	1,577	603	1,114	1,717
Consumer	146	44	190	188	104	292
Total nonaccrual loans	8,735	6,958	15,693	9,929	8,748	18,677
Accruing loans 90 days or more past due	—	—	—	2	—	2
Total nonperforming loans	8,735	6,958	15,693	9,931	8,748	18,679
Foreclosed assets and ORE	1,082	499	1,581	422	880	1,302
Total nonperforming assets	9,817	7,457	17,274	10,353	9,628	19,981
Performing troubled debt restructurings	2,042	971	3,013	1,512	573	2,085
Total nonperforming assets and troubled debt restructurings	$11,859	$8,428	$20,287	$11,865	$10,201	$22,066

Nonperforming loans to total loans			0.79%			0.94%
Nonperforming loans to total assets			0.58%			0.72%
Nonperforming assets to total assets			0.64%			0.77%
(1)Nonaccrual acquired loans include PCD loans of $409,000 and $390,000 at March 31, 2021 and December 31, 2020, respectively.
(2)Nonaccrual loans include originated restructured loans placed on nonaccrual totaling $5.0 million and $6.5 million at March 31, 2021 and December 31, 2020, respectively. Acquired restructured loans placed on nonaccrual totaled $3.7 million and $3.5 million at March 31, 2021 and December 31, 2020, respectively.

As previously indicated, as a result of Section 4013 of the CARES Act and recent interagency guidance issued by Federal banking regulators, modifications, such as deferrals of principal and/or interest payments, to borrowers affected by the COVID-19 pandemic are not deemed to be TDRs if such modifications are made on loans that were current as of December 31, 2019. Such deferrals and loan modifications totaled $27.7 million, or 1% of total loans, at March 31, 2021 compared to $36.0 million, or 2% of total loans, at December 31, 2020. We will continue to follow the guidance of Federal banking regulators in making any TDR determinations.
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

Investment Securities

The Company’s investment securities portfolio totaled $277.1 million as of March 31, 2021, an increase of $19.4 million, or 7.5%, from December 31, 2020. At March 31, 2021, the Company had a net unrealized gain on its available for sale investment securities portfolio of $1.7 million, compared to a net unrealized gain of $6.5 million at December 31, 2020.

The following table summarizes activity in the Company’s investment securities portfolio during the three months ended March 31, 2021.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2020	$254,752	$2,934
Purchases	48,958	—
Sales	—	—
Principal maturities, prepayments and calls	(23,390)	(800)
Amortization of premiums and accretion of discounts	(598)	(8)
Decrease in market value	(4,757)	—
Balance, March 31, 2021	$274,965	$2,126

Funding Sources

Deposits
Deposits totaled $2.3 billion at March 31, 2021, an increase of $114.5 million, or 5.2%, compared to December 31, 2020. The following table summarizes the changes in the Company’s deposits from December 31, 2020 to March 31, 2021.

	March 31,	December 31,	Increase/(Decrease)
(dollars in thousands)	2021	2020	Amount	Percent
Demand deposit	$687,254	$615,700	$71,554	11.6%
Savings	272,021	250,165	21,856	8.7
Money market	346,662	333,078	13,584	4.1
NOW	679,130	646,085	33,045	5.1
Certificates of deposit	343,298	368,793	(25,495)	(6.9)
Total deposits	$2,328,365	$2,213,821	$114,544	5.2%
The average rate paid on interest-bearing deposits was 0.42% for the first quarter of 2021, down 65 bps compared to the first quarter of 2020.
At March 31, 2021, certificates of deposit maturing within the next 12 months totaled $289.7 million.

Federal Home Loan Bank Advances
The average balance of total FHLB advances was $28.4 million for the first quarter of 2021, down $17.3 million compared to the first quarter of 2020. The average yield on total FHLB advances for the first quarter of 2021 was 1.74%, down 6 bps compared to the first quarter of 2020.

At March 31, 2021, the Company had $28.1 million in total outstanding FHLB advances and had $808.8 million in additional FHLB advances available.

Shareholders’ Equity
Shareholders’ equity increased $6.8 million, or 2.1%, from $321.8 million at December 31, 2020 to $328.6 million at March 31, 2021. Shareholders’ equity increased primarily due to net income of $11.9 million for the first quarter of 2021, partially offset by an other comprehensive loss of $2.7 million, cash dividends of $1.9 million and share repurchases of $1.2 million during the quarter ended March 31, 2021.
At March 31, 2021, the Bank had regulatory capital amounts that were well in excess of regulatory requirements. The following table presents actual and required capital ratios for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2021 based on the required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$252,525	14.11%	$125,269	7.00%	$116,321	6.50%
Tier 1 risk-based capital	252,525	14.11	152,113	8.50	143,165	8.00
Total risk-based capital	275,006	15.37	187,904	10.50	178,956	10.00
Tier 1 leverage capital	252,525	9.89	102,097	4.00	127,621	5.00

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

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At March 31, 2021, certificates of deposit maturing within the next 12 months totaled $289.7 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of securities available for sale, the Company has significant borrowing capacity available to fund liquidity needs. In recent years, the Company has utilized borrowings as a cost efficient addition to deposits as a source of funds. Borrowings consist of advances from the FHLB of Dallas, of which the Company is a member. Under terms of the collateral agreement with the FHLB, the Company pledges residential mortgage loans and investment securities as well as the Company’s stock in the FHLB as collateral for such advances. For the three months ended March 31, 2021, the average balance of outstanding FHLB advances was $28.4 million. At March 31, 2021, the Company had $28.1 million in total outstanding FHLB advances and had $808.8 million in additional FHLB advances available.

Asset/Liability Management
The objective of asset/liability management is to implement strategies for the funding and deployment of the Company’s financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk. Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of March 31, 2021.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	8.8%
+200	5.9%
+100	3.0%
-100	(4.3)%
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
During the second quarter of 2020, the Company entered into certain interest rate swap agreements as part of its interest rate risk management strategy. The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements. During 2021 and 2020, such derivatives were used to hedge the variable cost associated with existing variable rate liabilities. Refer to Note 6 of the Consolidated Financial Statements for more information on the effects of the derivative financial instruments on the consolidated financial statements.

Off-Balance Sheet Activities
To meet the financing needs of its customers, the Bank issues financial instruments which represent conditional obligations that are not recognized, wholly or in part, in the statements of financial condition. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments expose the Company to varying degrees of credit and interest rate risk in much the same way as funded loans. The same credit policies are used in these commitments as for on-balance sheet instruments. At March 31, 2021 and December 31, 2020, the Company's allowance for credit losses on unfunded commitments totaled $1.4 million.
The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of the periods indicated.

	Contract Amount
(dollars in thousands)	March 31, 2021	December 31, 2020
Standby letters of credit	$4,782	$5,781
Available portion of lines of credit	288,625	266,349
Undisbursed portion of loans in process	114,571	99,527
Commitments to originate loans	130,666	139,471

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

RESULTS OF OPERATIONS
Net income for the first quarter of 2021 was $11.9 million, up $9.4 million, or 380.6%, compared to the first quarter of 2020. Diluted EPS for the first quarter of 2021 was $1.41, up $1.14 compared to the first quarter of 2020. The increase in net income for the first quarter of 2021 compared to the same period in 2020 was primarily due to the change in the provision for loans losses and an increase in net interest income. During the the first quarter of 2021, the Company released $1.7 million in provision for loan losses and recognized $3.3 million of deferred PPP lender fees in loan income. During the first quarter of 2020, the Company recorded $6.3 million in provision for loan losses and did not hold any PPP loans.

Net Interest Income
Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 3.98% and 3.86% for the quarters ended March 31, 2021 and 2020, respectively.

Net interest income totaled $25.1 million for the first quarter of 2021, up $3.8 million, or 17.7%, compared to the first quarter of 2020 primarily due to the recognition of PPP lender fees. Loan income from deferred PPP lender fees totaled $3.3 million during the first quarter of 2021. The Company began originating PPP loans during the second quarter of 2020. Unrecognized PPP lender fees totaled $8.3 million at March 31, 2021 and will be amortized into interest income over the life of the loans.

The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.14% and 4.18% for the quarters ended March 31, 2021 and 2020, respectively. For the same periods, the average loan yield was 5.21% and 5.43%, respectively. Outstanding PPP loans positively impacted the the net interest margin by 26 bps and the average loan yield by 18 bps during the first quarter of 2021.

The net interest margin was also impacted by the increase in average cash and cash equivalents when comparing the first quarters of 2021 and 2020. The increase in average cash and cash equivalents negatively impacted the net interest margin and the average yield on total interest-earning assets by 27 and 30 bps, respectively. Average cash and cash equivalents are reflected in the increases in the average balances of other interest-earning assets. Average other interest-earning assets for the first quarter of 2021 were up $155.8 million compared to the average of $28.0 million during the first quarter of 2020.

Acquired loan discount accretion included in interest income totaled $736,000 and $810,000 for the quarters ended March 31, 2021 and 2020, respectively.

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

	Three Months Ended March 31,
	2021			2020
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$1,987,264	$25,817	5.21%	$1,735,224	$23,699	5.43%
Investment securities
Taxable	240,740	918	1.52	244,920	1,308	2.14
Tax-exempt (TE)	20,552	94	2.32	18,120	104	2.90
Total investment securities	261,292	1,012	1.59	263,040	1,412	2.19
Other interest-earning assets	183,771	99	0.22	28,002	138	1.99
Total interest-earning assets (TE)	2,432,327	$26,928	4.44	2,026,266	$25,249	4.96
Noninterest-earning assets	188,337			192,649
Total assets	$2,620,664			$2,218,915
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,240,933	$881	0.29%	$989,028	$1,822	0.74%
Certificates of deposit	352,501	775	0.89	392,670	1,845	1.89
Total interest-bearing deposits	1,593,434	1,656	0.42	1,381,698	3,667	1.07
Other borrowings	5,706	53	3.78	5,539	53	3.86
Short-term FHLB advances	—	—	—	634	3	1.82
Long term FHLB advances	28,424	124	1.74	45,095	203	1.80
Total interest-bearing liabilities	1,627,564	$1,833	0.46	1,432,966	$3,926	1.10
Noninterest-bearing liabilities	666,271			469,596
Total liabilities	2,293,835			1,902,562
Shareholders’ equity	326,829			316,353
Total liabilities and shareholders' equity	$2,620,664			$2,218,915
Net interest-earning assets	$804,763			$593,300
Net interest spread (TE)		$25,095	3.98%		$21,323	3.86%
Net interest margin (TE)			4.14%			4.18%
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

	Three Months Ended March 31,
	2021 Compared to 2020
	Change Attributable To
(dollars in thousands)	Rate	Volume	Increase/ (Decrease)
Interest income:
Loans receivable	$(1,507)	$3,625	$2,118
Investment securities	(398)	(2)	(400)
Other interest-earning assets	(462)	423	(39)
Total interest income	(2,367)	4,046	1,679
Interest expense:
Savings, checking and money market accounts	(1,252)	311	(941)
Certificates of deposit	(925)	(145)	(1,070)
Other borrowings	—	—	—
FHLB advances	(7)	(75)	(82)
Total interest expense	(2,184)	91	(2,093)
Increase (decrease) in net interest income	$(183)	$3,955	$3,772

Noninterest Income
Noninterest income for the first quarter of 2021 totaled $4.1 million, up $702,000, or 20.9%, from $3.4 million earned for the same period in 2020.

Gains on the sale of loans for the first quarter of 2021 were up $871,000, or 293.3%, from the comparable period in 2020. As interest rates remain relatively low, the Company has continued to benefit from the increase in demand for mortgage loan originations and refinances.

Income from bank card fees for the first quarter of 2021 was up $169,000, or 14.9%, from the comparable period in 2020 primarily due to a general increase in the level of customer spending.

Income from service fees and charges for the first quarter of 2021 was down $392,000, or 26.8%, from the comparable period in 2020. Service fees and charges decreased primarily due to a decline in income from overdraft fees on deposit accounts.

Noninterest Expense
Noninterest expense for the first quarter of 2021 totaled $16.0 million, up $550,000, or 3.6%, from the first quarter of 2020.

Regulatory fees for the the first quarter of 2021 were up $263,000, or 226.7%, from the comparable period in 2020 primarily due to an increase in FDIC assessments. FDIC assessment credits were exhausted during the first quarter of 2020.

Compensation and benefits expense for the first quarter of 2021 was up $248,000, or 2.6%, from the comparable period in 2020 primarily due to an increase in incentive pay and an increase in health insurance cost in the first quarter of 2021.

Data processing and communication expense for the first quarter of 2021 was up $167,000, or 9.2%, from the comparable period in 2020 primarily due to increased costs of software and service contracts.

Foreclosed assets expense for the first quarter of 2021 was up $106,000, or 623.5%, from the comparable period in 2020 primarily due an increase in holding costs and a decrease in net gains on the sale of foreclosed assets in the first quarter of 2021.

Marketing and advertising expense for the first quarter of 2021 was down $127,000, or 42.6%, from the comparable period in 2020 primarily due to a general decline across all marketing activities.

Income Taxes
Income tax expense for the first quarter of 2021 increased $2.4 million, or 463.5%, compared to the first quarter of 2020 primarily due to an increase in taxable earnings. The Company's effective tax rate for the first quarters of 2021 and 2020 was 19.9% and 17.5%, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at March 31, 2021 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Not applicable.

Item 1A.	Risk Factors.
There have been no material changes from the risk factors previously disclosed in the Company's Annual report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission.
.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds.
The Company’s purchases of its common stock made during the quarter consisted of stock repurchases under the Company’s approved plans and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
January 1 – January 31, 2021	39,282	$28.54	39,282	260,798
February 1 – February 28, 2021	2,195	29.38	2,195	258,603
March 1 – March 31, 2021	—	—	—	258,603
Total	41,477	$28.58	41,477	258,603
(1)On August 31, 2020, the Company announced the approval of a repurchase program (the "2020 Repurchase Plan"). Under the 2020 Repurchase Plan, the Company may purchase up to 444,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions.

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

HOME BANCORP, INC.

May 7, 2021	By:	/s/ John W. Bordelon
John W. Bordelon
Chairman of the Board, President and Chief Executive Officer

May 7, 2021	By:	/s/ David T. Kirkley
David T. Kirkley
Executive Vice President and Chief Financial Officer

May 7, 2021	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank, N.A. Senior Vice President and Director of Financial Management