Form 10-Q
period 2021-06-30
HOME BANCORP, INC.
filed 2021-08-05
CIK 1436425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 30, 2021, the registrant had 8,645,924 shares of common stock, $0.01 par value, outstanding.

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

ACL	–	Allowance for credit losses
ALL	–	Allowance for loan losses
AOCI	–	Accumulated other comprehensive income
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
Bank	–	Home Bank, N. A., a wholly-owned subsidiary of the Company
BOLI	–	Bank-owned life insurance
bps	–	basis points, 100 basis points being equal to 1.0%
C&D	–	Construction and land
C&I	–	Commercial and industrial
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act
CECL	–	Current expected credit losses
Company	–	Home Bancorp, Inc., a Louisiana corporation and the holding company for Home Bank, N. A.
COVID-19	–	The novel coronavirus
CRE	–	Commercial real estate
EPS	–	Earnings per common share
FASB	–	Financial Accounting Standards Board
FHLB	–	Federal Home Loan Bank
GAAP	–	Generally Accepted Accounting Principles
LTV	–	Loan-to-value
NPA(s)	–	Nonperforming asset(s)
OCI	–	Other comprehensive income
ORE	–	Other real estate
PCD	–	Purchased credit deteriorated
PCI	–	Purchased credit impaired
PPP	–	Paycheck Protection Program
SBA	–	Small Business Association
SEC	–	Securities and Exchange Commission
TDR	–	Troubled debt restructuring
TE	–	Taxable equivalent
U.S.	–	United States

ii

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)	(Audited)
(dollars in thousands)	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$393,203	$187,952
Interest-bearing deposits in banks	349	349
Investment securities available for sale, at fair value	285,185	254,752
Investment securities held to maturity (fair values of $2,164 and $2,996, respectively)	2,118	2,934
Mortgage loans held for sale	3,752	9,559
Loans, net of unearned income	1,918,488	1,979,954
Allowance for loan losses	(26,687)	(32,963)
Total loans, net of unearned income and allowance for loan losses	1,891,801	1,946,991
Office properties and equipment, net	44,232	45,497
Cash surrender value of bank-owned life insurance	40,781	40,334
Goodwill and core deposit intangibles	62,520	63,112
Accrued interest receivable and other assets	40,815	40,370
Total Assets	$2,764,756	$2,591,850
Liabilities
Deposits:
Noninterest-bearing	$715,167	$615,700
Interest-bearing	1,655,597	1,598,121
Total Deposits	2,370,764	2,213,821
Other borrowings	5,539	5,539
Long-term Federal Home Loan Bank advances	27,502	28,824
Accrued interest payable and other liabilities	23,139	21,824
Total Liabilities	2,426,944	2,270,008
Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,678,686 and 8,740,104 shares issued and outstanding, respectively	87	87
Additional paid-in capital	165,296	164,988
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(2,589)	(2,767)
Recognition and Retention Plan (RRP)	(15)	(22)
Retained earnings	171,644	154,282
Accumulated other comprehensive income	3,389	5,274
Total Shareholders’ Equity	337,812	321,842
Total Liabilities and Shareholders’ Equity	$2,764,756	$2,591,850
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Interest Income
Loans, including fees	$24,500	$24,371	$50,317	$48,070
Investment securities:
Taxable interest	1,043	1,103	1,961	2,411
Tax-exempt interest	87	79	181	183
Other investments and deposits	133	117	232	255
Total interest income	25,763	25,670	52,691	50,919
Interest Expense
Deposits	1,480	3,012	3,136	6,679
Other borrowings	53	53	106	106
Short-term Federal Home Loan Bank advances	—	20	—	23
Long-term Federal Home Loan Bank advances	120	168	244	371
Total interest expense	1,653	3,253	3,486	7,179
Net interest income	24,110	22,417	49,205	43,740
(Reversal) provision for loan losses	(3,425)	6,471	(5,128)	12,728
Net interest income after (reversal) provision for loan losses	27,535	15,946	54,333	31,012
Noninterest Income
Service fees and charges	1,146	942	2,218	2,406
Bank card fees	1,591	1,127	2,897	2,264
Gain on sale of loans, net	559	642	1,727	939
Income from bank-owned life insurance	221	228	446	487
Loss on sale of assets, net	(457)	(13)	(457)	(11)
Other income	234	177	523	376
Total noninterest income	3,294	3,103	7,354	6,461
Noninterest Expense
Compensation and benefits	9,687	9,362	19,351	18,778
Occupancy	1,733	1,653	3,429	3,389
Marketing and advertising	268	160	439	458
Data processing and communication	2,159	1,760	4,145	3,579
Professional services	217	255	451	468
Forms, printing and supplies	163	160	322	331
Franchise and shares tax	359	389	719	778
Regulatory fees	306	362	685	478
Foreclosed assets and ORE, net	101	145	224	162
Amortization of acquisition intangible	293	342	593	695
Provision for credit losses on unfunded commitments	375	—	375	—
Other expenses	907	865	1,801	1,753
Total noninterest expense	16,568	15,453	32,534	30,869
Income before income tax expense	14,261	3,596	29,153	6,604
Income tax expense	2,865	675	5,829	1,201
Net Income	$11,396	$2,921	$23,324	$5,403
Earnings per share:
Basic	$1.35	$0.33	$2.76	$0.60
Diluted	$1.34	$0.33	$2.75	$0.60
Cash dividends declared per common share	$0.23	$0.22	$0.45	$0.44
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Net Income	$11,396	$2,921	$23,324	$5,403
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available for sale investment securities	1,453	(211)	(3,304)	5,776
Unrealized (losses) gains on cash flow hedges	(398)	(158)	919	(158)
Tax effect	(222)	77	500	(1,180)
Other comprehensive income (loss), net of taxes	833	(292)	(1,885)	4,438
Comprehensive Income	$12,229	$2,629	$21,439	$9,841
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, March 31, 2020	$91	$167,249	$(3,035)	$(28)	$143,114	$5,422	$312,813
Net income					2,921		2,921
Other comprehensive loss						(292)	(292)
Purchase of Company’s common stock at cost, 115,327 shares	(1)	(1,152)			(1,693)		(2,846)
Cash dividends declared, $0.22 per share					(1,981)		(1,981)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 13,508 shares	—	(3)			(34)		(37)
Exercise of stock options							—
RRP shares released for allocation		(4)		4			—
ESOP shares released for allocation		198	89				287
Share-based compensation cost		206					206
Balance, June 30, 2020	$90	$166,494	$(2,946)	$(24)	$142,327	$5,130	$311,071
Balance, March 31, 2021	$87	$165,155	$(2,678)	$(17)	$163,507	$2,556	$328,610
Net income					11,396		11,396
Other comprehensive income						833	833
Purchase of Company’s common stock at cost, 42,258 shares	—	(422)			(1,207)		(1,629)
Cash dividends declared, $0.23 per share					(2,003)		(2,003)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 10,720 shares	—	52			(49)		3
Exercise of stock options	—	10					10
RRP shares released for allocation		(2)		2			—
ESOP shares released for allocation		315	89				404
Share-based compensation cost		188					188
Balance, June 30, 2021	$87	$165,296	$(2,589)	$(15)	$171,644	$3,389	$337,812
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - CONTINUED
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2019	$93	$168,545	$(3,124)	$(35)	$150,158	$692	$316,329
Cumulative effect of change in accounting principle due the adoption of ASC Topic 326, net of tax					(3,985)		(3,985)
Net income					5,403		5,403
Other comprehensive income						4,438	4,438
Purchase of Company’s common stock at cost, 303,668 shares	(3)	(3,033)			(5,199)		(8,235)
Cash dividends declared, $0.44 per share					(4,008)		(4,008)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 15,646 shares	—	34			(42)		(8)
Exercise of stock options	—	30					30
RRP shares released for allocation		(11)		11			—
ESOP shares released for allocation		479	178				657
Share-based compensation cost		450					450
Balance, June 30, 2020	$90	$166,494	$(2,946)	$(24)	$142,327	$5,130	$311,071
Balance, December 31, 2020	$87	$164,988	$(2,767)	$(22)	$154,282	$5,274	$321,842
Net income					23,324		23,324
Other comprehensive loss						(1,885)	(1,885)
Purchase of Company’s common stock at cost, 83,735 shares	—	(837)			(1,977)		(2,814)
Cash dividends declared, $0.45 per share					(3,918)		(3,918)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 18,724 shares	—	158			(67)		91
Exercise of stock options	—	54					54
RRP shares released for allocation		(7)		7			—
ESOP shares released for allocation		580	178				758
Share-based compensation cost		360					360
Balance, June 30, 2021	$87	$165,296	$(2,589)	$(15)	$171,644	$3,389	$337,812

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$23,324	$5,403
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal) provision for loan losses	(5,128)	12,728
Depreciation	1,532	1,525
Amortization and accretion of purchase accounting valuations and intangibles	1,914	2,272
Net amortization of mortgage servicing asset	—	38
Federal Home Loan Bank stock dividends	(8)	(45)
Net amortization of discount on investments	1,099	1,358
Gain on loans sold, net	(1,727)	(939)
Proceeds, including principal payments, from loans held for sale	130,051	105,307
Originations of loans held for sale	(122,517)	(110,737)
Loss on sale of assets, net	457	11
Non-cash compensation	1,118	1,107
Deferred income tax expense (benefit)	1,307	(2,527)
Increase in accrued interest receivable and other assets	(1,468)	(1,683)
Increase in cash surrender value of bank-owned life insurance	(446)	(487)
Increase (decrease) in accrued interest payable and other liabilities	2,243	(481)
Net cash provided by operating activities	31,751	12,850
Cash flows from investing activities:
Purchases of securities available for sale	(80,483)	(36,435)
Proceeds from maturities, prepayments and calls on securities available for sale	45,663	41,317
Proceeds from maturities, prepayments and calls on securities held to maturity	800	2,750
Decrease (increase) in loans, net	57,085	(253,820)
Proceeds from sale of foreclosed assets	2,138	2,516
Purchases of office properties and equipment	(1,127)	(1,080)
Proceeds from sale of office properties and equipment	400	4
Purchase of Federal Home Loan Bank stock	—	(1,592)
Net cash provided by (used in) investing activities	24,476	(246,340)
Cash flows from financing activities:
Increase in deposits, net	156,942	445,720
Borrowings on Federal Home Loan Bank advances	—	119,700
Repayments of Federal Home Loan Bank advances	(1,331)	(125,301)
Proceeds from exercise of stock options	54	30
Issuance of stock under incentive plans	91	(8)
Dividends paid to shareholders	(3,918)	(4,008)
Purchase of Company’s common stock	(2,814)	(8,235)
Net cash provided by financing activities	149,024	427,898
Net change in cash and cash equivalents	205,251	194,408
Cash and cash equivalents, beginning	187,952	39,847
Cash and cash equivalents, ending	$393,203	$234,255
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. Certain reclassifications have been made to prior period balances to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020.

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

3. Investment Securities
The following tables summarize the Company’s available for sale and held to maturity investment securities at June 30, 2021 and December 31, 2020.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
Available for sale:
U.S. agency mortgage-backed	$179,704	$3,026	$1,062	$181,668
Collateralized mortgage obligations	46,417	1,074	3	47,488
Municipal bonds	44,420	452	472	44,400
U.S. government agency	5,993	70	8	6,055
Corporate bonds	5,500	74	—	5,574
Total available for sale	$282,034	$4,696	$1,545	$285,185
Held to maturity:
Municipal bonds	$2,118	$46	$—	$2,164
Total held to maturity	$2,118	$46	$—	$2,164

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Available for sale:
U.S. agency mortgage-backed	$138,669	$4,162	$19	$142,812
Collateralized mortgage obligations	74,112	1,565	57	75,620
Municipal bonds	27,306	717	12	28,011
U.S. government agency	6,210	55	10	6,255
Corporate bonds	2,000	54	—	2,054
Total available for sale	$248,297	$6,553	$98	$254,752
Held to maturity:
Municipal bonds	$2,934	$62	$—	$2,996
Total held to maturity	$2,934	$62	$—	$2,996

The estimated fair value and amortized cost by contractual maturity of the Company’s investment securities as of June 30, 2021 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Available for sale:
U.S. agency mortgage-backed	$4,164	$12,407	$55,844	$109,253	$181,668
Collateralized mortgage obligations	—	20,886	9,749	16,853	47,488
Municipal bonds	1,142	1,558	9,122	32,578	44,400
U.S. government agency	—	—	5,647	408	6,055
Corporate bonds	—	—	5,574	—	5,574
Total available for sale	$5,306	$34,851	$85,936	$159,092	$285,185
Held to maturity:
Municipal bonds	$—	$555	$1,609	$—	$2,164
Total held to maturity	$—	$555	$1,609	$—	$2,164

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Available for sale:
U.S. agency mortgage-backed	$4,145	$11,995	$54,139	$109,425	$179,704
Collateralized mortgage obligations	—	20,197	9,592	16,628	46,417
Municipal bonds	1,140	1,552	8,877	32,851	44,420
U.S. government agency	—	—	5,581	412	5,993
Corporate bonds	—	—	5,500	—	5,500
Total available for sale	$5,285	$33,744	$83,689	$159,316	$282,034
Held to maturity:
Municipal bonds	$—	$540	$1,578	$—	$2,118
Total held to maturity	$—	$540	$1,578	$—	$2,118

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

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
June 30, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$86,422	$1,062	$—	$—	$86,422	$1,062
Collateralized mortgage obligations	544	1	2,758	2	3,302	3
Municipal bonds	25,448	472	—	—	25,448	472
U.S. government agency	—	—	1,114	8	1,114	8
Corporate bonds	—	—	—	—	—	—
Total available for sale	$112,414	$1,535	$3,872	$10	$116,286	$1,545
Held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Total held to maturity	$—	$—	$—	$—	$—	$—

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$13,666	$19	$—	$—	$13,666	$19
Collateralized mortgage obligations	13,615	55	2,309	2	15,924	57
Municipal bonds	1,278	12	—	—	1,278	12
U.S. government agency	—	—	1,196	10	1,196	10
Corporate bonds	—	—	—	—	—	—
Total available for sale	$28,559	$86	$3,505	$12	$32,064	$98
Held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Total held to maturity	$—	$—	$—	$—	$—	$—

At June 30, 2021, 50 of the Company’s debt securities had unrealized losses totaling 1.3% of the individual securities’ amortized cost basis and 0.5% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 7 of the 50 securities had been in a continuous loss position for over 12 months. Management has determined that the declines in the fair value of these securities were not attributable to credit losses. As a result, no ACL was recorded for available for sale investment securities at June 30, 2021.

At June 30, 2021, it was determined that no ACL was required for the Company's held-to-maturity investment securities. The Company monitors credit quality of debt securities held-to-maturity through the use of credit ratings. The following tables present the amortized cost of the Company's held-to-maturity securities by credit quality rating at June 30, 2021 and December 31, 2020.

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
June 30, 2021
Held to maturity:
Municipal bonds	$2,118	$—	$2,118

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
December 31, 2020
Held to maturity:
Municipal bonds	$2,934	$—	$2,934

Accrued interest receivable on the Company's investment securities was $891,000 and $744,000 at June 30, 2021 and December 31, 2020, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
At June 30, 2021 and December 31, 2020, the Company had $153,841,000 and $125,889,000, respectively, of securities pledged to secure public deposits.
4. Earnings Per Share
Earnings per common share was computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income available to common shareholders	$11,396	$2,921	$23,324	$5,403
Denominator:
Weighted average common shares outstanding	8,449	8,702	8,443	8,792
Effect of dilutive securities:
Restricted stock	13	8	12	11
Stock options	37	20	33	26
Weighted average common shares outstanding – assuming dilution	8,499	8,730	8,488	8,829
Basic earnings per common share	$1.35	$0.33	$2.76	$0.60
Diluted earnings per common share	$1.34	$0.33	$2.75	$0.60

Options for 92,068 and 131,382 shares of common stock were not included in the computation of diluted EPS for the three months ended June 30, 2021 and 2020, respectively, because the effect of these shares was anti-dilutive. For the six months ended June 30, 2021 and 2020, options on 94,233 and 114,028, respectively, shares of common stock were not included in the computation of diluted EPS because the effect of these shares was anti-dilutive.

5. Credit Quality and Allowance for Credit Losses
The following briefly describes the distinction between originated and acquired loans and certain significant accounting policies.

Loans
Loans are reported at the principal balance outstanding net of unearned income and fair value discounts, if applicable. Interest on loans and the accretion of unearned income are computed in a manner that approximates a level yield on recorded principal. Interest on loans is recorded as income is earned. The accrual of interest is discontinued when it is probable the borrower will not be able to meet payment obligations as they become due. It is our policy, with certain limited exceptions, to discontinue accruing interest and reverse any interest accrued on any loan which is 90 days or more past due. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt. If it is determined that all or part of a loan is uncollectible, the potion of the loan deemed uncollectible is charged to the allowance for credit losses.

Originated vs. Acquired Loans
"Originated loans" are loans that were originated for investment by the Company. Loans that were acquired as a result of business combinations are referred to as “acquired loans” and are recorded at the principal balance net of unearned income and fair value discounts. The Company's acquired loans were purchased prior to the adoption of ASC Topic 326 on January 1, 2020 and were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses ("ALL"). Since the adoption of ASC 326, loans that were acquired with evidence of credit deterioration are referred to as "purchased credit deteriorated ("PCD") loans." At acquisition, acquired loans were segregated into loan pools designed to facilitate the estimation of expected cash flows. The fair value estimate for each pool of acquired loans was based on the estimate of expected cash flows, both principal and interest, from that pool, discounted at prevailing market interest rates. The difference between the fair value of an acquired loan pool and the contractual amounts due at the acquisition date (the “fair value discount”) is accreted into income over the estimated life of the pool.

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

The Company’s loans, net of unearned income, consisted of the following as of the dates indicated.

(dollars in thousands)	June 30, 2021	December 31, 2020
Real estate loans:
One- to four-family first mortgage	$365,640	$395,638
Home equity loans and lines	64,614	67,700
Commercial real estate	755,707	750,623
Construction and land	233,714	221,823
Multi-family residential	82,966	87,332
Total real estate loans	1,502,641	1,523,116
Other loans:
Commercial and industrial	380,751	417,926
Consumer	35,096	38,912
Total other loans	415,847	456,838
Total loans	$1,918,488	$1,979,954

The net investment in PPP loans, which is included in commercial and industrial loans, was $197,614,000 and $221,220,000 at June 30, 2021 and December 31, 2020, respectively.

The net discount on the Company’s loans was $5,329,000 and $6,650,000 at June 30, 2021 and December 31, 2020, respectively. In addition, loan balances as of June 30, 2021 and December 31, 2020 are reported net of unearned income of $11,096,000 and $8,727,000, respectively. Unearned income at June 30, 2021 and December 31, 2020 included PPP deferred lender fees of $7,693,000 and $5,449,000, respectively.

Accrued interest receivable on the Company's loans was $7,224,000 and $8,635,000 at June 30, 2021 and December 31, 2020, respectively, and is excluded from the estimate of the ACL. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

Allowance for Credit Losses
The ACL, which includes the ALL and the ACL on unfunded lending commitments, and recorded investment in loans as of the dates indicated are as follows.

	June 30, 2021
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$2,397	$—	$2,397
Home equity loans and lines	582	—	582
Commercial real estate	15,219	218	15,437
Construction and land	3,585	—	3,585
Multi-family residential	745	—	745
Commercial and industrial	2,790	478	3,268
Consumer	673	—	673
Total allowance for loan losses	$25,991	$696	$26,687

Unfunded lending commitments(1)	$1,800	$—	$1,800
Total allowance for credit losses	$27,791	$696	$28,487

	June 30, 2021
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$365,640	$—	$365,640
Home equity loans and lines	64,614	—	64,614
Commercial real estate	751,488	4,219	755,707
Construction and land	233,714	—	233,714
Multi-family residential	82,966	—	82,966
Commercial and industrial	379,951	800	380,751
Consumer	35,096	—	35,096
Total loans	$1,913,469	$5,019	$1,918,488

	December 31, 2020
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for loan losses:
One- to four-family first mortgage	$2,965	$100	$3,065
Home equity loans and lines	676	—	676
Commercial real estate	17,843	1,008	18,851
Construction and land	4,155	—	4,155
Multi-family residential	1,077	—	1,077
Commercial and industrial	3,845	431	4,276
Consumer	863	—	863
Total allowance for loan losses	$31,424	$1,539	$32,963

Unfunded lending commitments(1)	$1,425	$—	$1,425
Total allowance for credit losses	$32,849	$1,539	$34,388

	December 31, 2020
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$394,632	$1,006	$395,638
Home equity loans and lines	67,700	—	67,700
Commercial real estate	743,223	7,400	750,623
Construction and land	221,823	—	221,823
Multi-family residential	87,332	—	87,332
Commercial and industrial	417,320	606	417,926
Consumer	38,912	—	38,912
Total loans	$1,970,942	$9,012	$1,979,954
(1)The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.
(2)Loans individually evaluated included PCD loans of $277,000 at June 30, 2021 and December 31, 2020.

A summary of activity in the ACL for the six months ended June 30, 2021 and June 30, 2020 follows.

	Six Months Ended June 30, 2021
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$3,065	$(172)	$10	$(506)	$2,397
Home equity loans and lines	676	—	4	(98)	582
Commercial real estate	18,851	(1,003)	—	(2,411)	15,437
Construction and land	4,155	—	63	(633)	3,585
Multi-family residential	1,077	—	—	(332)	745
Commercial and industrial	4,276	(324)	282	(966)	3,268
Consumer	863	(60)	52	(182)	673
Total allowance for loan losses	$32,963	$(1,559)	$411	$(5,128)	$26,687

Unfunded lending commitments	$1,425	$—	$—	$375	$1,800
Total allowance for credit losses	$34,388	$(1,559)	$411	$(4,753)	$28,487

	Six Months Ended June 30, 2020
(dollars in thousands)	Beginning Balance	ASC Topic 326 Adoption Impact(1)	Charge-offs	Recoveries	Provision	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$2,715	$986	$(55)	$2	$792	$4,440
Home equity loans and lines	1,084	(1)	(161)	12	613	1,547
Commercial real estate	6,541	1,974	—	—	9,297	17,812
Construction and land	2,670	519	(657)	55	1,204	3,791
Multi-family residential	572	(245)	—	—	613	940
Commercial and industrial	3,694	1,243	(565)	59	(194)	4,237
Consumer	592	157	(189)	93	403	1,056
Total allowance for loan losses	$17,868	$4,633	$(1,627)	$221	$12,728	$33,823

Unfunded lending commitments	$—	$1,425	$—	$—	$—	$1,425
Total allowance for credit losses	$17,868	$6,058	$(1,627)	$221	$12,728	$35,248
(1)On January 1, 2020 the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced a new model known as CECL.

Credit Quality
The following tables present the Company’s loan portfolio by credit quality classification and origination year as of June 30, 2021 and December 31, 2020.

	June 30, 2021
	Term Loans by Origination Year
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$41,653	$50,880	$51,469	$39,590	$39,692	$124,502	$14,004	$388	$362,178
Special Mention	—	—	—	—	15	435	—	—	450
Substandard	—	133	115	332	260	2,172	—	—	3,012
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$41,653	$51,013	$51,584	$39,922	$39,967	$127,109	$14,004	$388	$365,640
Home equity loans and lines:
Pass	$948	$1,005	$1,353	$1,608	$1,039	$5,550	$52,869	$35	$64,407
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	5	202	—	—	—	207
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$948	$1,005	$1,353	$1,613	$1,241	$5,550	$52,869	$35	$64,614
Commercial real estate:
Pass	$85,793	$210,270	$154,433	$86,160	$93,877	$90,930	$21,636	$599	$743,698
Special Mention	—	—	—	—	—	881	—	—	881
Substandard	—	832	1,948	1,679	314	6,355	—	—	11,128
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$85,793	$211,102	$156,381	$87,839	$94,191	$98,166	$21,636	$599	$755,707
Construction and land:
Pass	$74,769	$71,635	$52,454	$10,185	$3,265	$2,604	$3,512	$—	$218,424
Special Mention	—	601	—	—	—	—	—	—	601
Substandard	—	14,451	—	—	—	238	—	—	14,689
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$74,769	$86,687	$52,454	$10,185	$3,265	$2,842	$3,512	$—	$233,714

	June 30, 2021
	Term Loans by Origination Year
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Multi-family residential:
Pass	$10,589	$40,262	$14,764	$9,150	$3,126	$4,123	$952	$—	$82,966
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$10,589	$40,262	$14,764	$9,150	$3,126	$4,123	$952	$—	$82,966
Commercial and industrial:
Pass	$143,207	$108,508	$23,661	$17,025	$4,259	$3,936	$73,231	$496	$374,323
Special Mention	—	—	150	—	—	—	1,761	—	1,911
Substandard	—	2,856	—	421	7	33	1,200	—	4,517
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$143,207	$111,364	$23,811	$17,446	$4,266	$3,969	$76,192	$496	$380,751
Consumer:
Pass	$2,898	$4,718	$1,801	$694	$1,455	$17,154	$6,145	$—	$34,865
Special Mention	—	—	—	—	—	8	—	—	8
Substandard	—	35	4	—	17	167	—	—	223
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$2,898	$4,753	$1,805	$694	$1,472	$17,329	$6,145	$—	$35,096
Total loans:
Pass	$359,857	$487,278	$299,935	$164,412	$146,713	$248,799	$172,349	$1,518	$1,880,861
Special Mention	—	601	150	—	15	1,324	1,761	—	3,851
Substandard	—	18,307	2,067	2,437	800	8,965	1,200	—	33,776
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$359,857	$506,186	$302,152	$166,849	$147,528	$259,088	$175,310	$1,518	$1,918,488

	December 31, 2020
	Term Loans by Origination Year
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$58,958	$65,070	$46,412	$48,851	$37,039	$114,588	$17,762	$1,457	$390,137
Special Mention	—	—	167	16	—	1,057	—	—	1,240
Substandard	129	34	—	335	1,069	2,694	—	—	4,261
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$59,087	$65,104	$46,579	$49,202	$38,108	$118,339	$17,762	$1,457	$395,638
Home equity loans and lines:
Pass	$1,172	$1,307	$2,028	$964	$1,889	$5,537	$53,309	$1,389	$67,595
Special Mention	—	—	—	43	—	—	—	—	43
Substandard	—	—	—	—	—	58	4	—	62
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,172	$1,307	$2,028	$1,007	$1,889	$5,595	$53,313	$1,389	$67,700
Commercial real estate:
Pass	$235,900	$156,646	$96,153	$102,166	$59,859	$60,720	$22,962	$56	$734,462
Special Mention	—	—	—	15	951	—	—	—	966
Substandard	1,606	1,994	1,742	323	1,344	8,164	—	22	15,195
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$237,506	$158,640	$97,895	$102,504	$62,154	$68,884	$22,962	$78	$750,623
Construction and land:
Pass	$87,540	$91,337	$16,703	$5,486	$2,585	$1,505	$1,892	$429	$207,477
Special Mention	877	—	—	—	—	618	—	627	2,122
Substandard	451	50	—	—	252	249	—	11,222	12,224
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$88,868	$91,387	$16,703	$5,486	$2,837	$2,372	$1,892	$12,278	$221,823

	December 31, 2020
	Term Loans by Origination Year
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Multi-family residential:
Pass	$40,462	$24,329	$9,711	$3,844	$2,889	$4,539	$1,452	$—	$87,226
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	106	—	—	106
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$40,462	$24,329	$9,711	$3,844	$2,889	$4,645	$1,452	$—	$87,332
Commercial and industrial:
Pass	$264,079	$29,115	$21,053	$6,001	$3,952	$2,408	$82,039	$1,311	$409,958
Special Mention	2,089	792	131	—	—	1	1,801	—	4,814
Substandard	592	—	427	23	141	16	1,955	—	3,154
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$266,760	$29,907	$21,611	$6,024	$4,093	$2,425	$85,795	$1,311	$417,926
Consumer:
Pass	$6,844	$2,667	$1,149	$2,073	$1,118	$18,258	$6,340	$27	$38,476
Special Mention	4	—	4	—	13	120	—	5	146
Substandard	—	34	3	12	17	223	—	1	290
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$6,848	$2,701	$1,156	$2,085	$1,148	$18,601	$6,340	$33	$38,912
Total loans:
Pass	$694,955	$370,471	$193,209	$169,385	$109,331	$207,555	$185,756	$4,669	$1,935,331
Special Mention	2,970	792	302	74	964	1,796	1,801	632	9,331
Substandard	2,778	2,112	2,172	693	2,823	11,510	1,959	11,245	35,292
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$700,703	$373,375	$195,683	$170,152	$113,118	$220,861	$189,516	$16,546	$1,979,954

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

Age analysis of past due loans as of the dates indicated are as follows.

	June 30, 2021
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,632	$21	$327	$1,980	$252,876	$254,856
Home equity loans and lines	—	—	168	168	51,851	52,019
Commercial real estate	—	191	6,414	6,605	612,555	619,160
Construction and land	147	—	—	147	222,547	222,694
Multi-family residential	—	—	—	—	78,167	78,167
Total real estate loans	1,779	212	6,909	8,900	1,217,996	1,226,896
Other loans:
Commercial and industrial	461	179	412	1,052	366,544	367,596
Consumer	131	4	91	226	30,475	30,701
Total other loans	592	183	503	1,278	397,019	398,297
Total originated loans	$2,371	$395	$7,412	$10,178	$1,615,015	$1,625,193
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,285	$531	$769	$2,585	$108,199	$110,784
Home equity loans and lines	40	—	—	40	12,555	12,595
Commercial real estate	2,017	—	647	2,664	133,883	136,547
Construction and land	—	9	80	89	10,931	11,020
Multi-family residential	—	—	—	—	4,799	4,799
Total real estate loans	3,342	540	1,496	5,378	270,367	275,745
Other loans:
Commercial and industrial	30	2	421	453	12,702	13,155
Consumer	16	18	16	50	4,345	4,395
Total other loans	46	20	437	503	17,047	17,550
Total acquired loans	$3,388	$560	$1,933	$5,881	$287,414	$293,295
Total loans:
Real estate loans:
One- to four-family first mortgage	$2,917	$552	$1,096	$4,565	$361,075	$365,640
Home equity loans and lines	40	—	168	208	64,406	64,614
Commercial real estate	2,017	191	7,061	9,269	746,438	755,707
Construction and land	147	9	80	236	233,478	233,714
Multi-family residential	—	—	—	—	82,966	82,966
Total real estate loans	5,121	752	8,405	14,278	1,488,363	1,502,641
Other loans:
Commercial and industrial	491	181	833	1,505	379,246	380,751
Consumer	147	22	107	276	34,820	35,096
Total other loans	638	203	940	1,781	414,066	415,847
Total loans	$5,759	$955	$9,345	$16,059	$1,902,429	$1,918,488

	December 31, 2020
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,651	$66	$365	$2,082	$258,386	$260,468
Home equity loans and lines	117	148	—	265	52,101	52,366
Commercial real estate	518	532	6,770	7,820	581,524	589,344
Construction and land	—	—	—	—	207,928	207,928
Multi-family residential	94	—	—	94	82,051	82,145
Total real estate loans	2,380	746	7,135	10,261	1,181,990	1,192,251
Other loans:
Commercial and industrial	797	3	603	1,403	398,377	399,780
Consumer	219	42	145	406	32,702	33,108
Total other loans	1,016	45	748	1,809	431,079	432,888
Total originated loans	$3,396	$791	$7,883	$12,070	$1,613,069	$1,625,139
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,823	$502	$1,154	$3,479	$131,691	$135,170
Home equity loans and lines	34	43	25	102	15,232	15,334
Commercial real estate	603	303	2,462	3,368	157,911	161,279
Construction and land	—	—	142	142	13,753	13,895
Multi-family residential	92	—	—	92	5,095	5,187
Total real estate loans	2,552	848	3,783	7,183	323,682	330,865
Other loans:
Commercial and industrial	3	—	907	910	17,236	18,146
Consumer	126	50	66	242	5,562	5,804
Total other loans	129	50	973	1,152	22,798	23,950
Total acquired loans	$2,681	$898	$4,756	$8,335	$346,480	$354,815
Total loans:
Real estate loans:
One- to four-family first mortgage	$3,474	$568	$1,519	$5,561	$390,077	$395,638
Home equity loans and lines	151	191	25	367	67,333	67,700
Commercial real estate	1,121	835	9,232	11,188	739,435	750,623
Construction and land	—	—	142	142	221,681	221,823
Multi-family residential	186	—	—	186	87,146	87,332
Total real estate loans	4,932	1,594	10,918	17,444	1,505,672	1,523,116
Other loans:
Commercial and industrial	800	3	1,510	2,313	415,613	417,926
Consumer	345	92	211	648	38,264	38,912
Total other loans	1,145	95	1,721	2,961	453,877	456,838
Total loans	$6,077	$1,689	$12,639	$20,405	$1,959,549	$1,979,954

At June 30, 2021 and December 31, 2020, loans greater than 90 days past due and accruing totaled $4,000 and $2,000, respectively.

The following tables summarize information pertaining to nonaccrual loans as of dates indicated.

	June 30, 2021
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total(1)
Nonaccrual loans:
One- to four-family first mortgage	$2,530	$—	$2,530
Home equity loans and lines	209	—	209
Commercial real estate	6,290	3,367	9,657
Construction and land	250	—	250
Multi-family residential	—	—	—
Commercial and industrial	916	185	1,101
Consumer	225	—	225
Total	$10,420	$3,552	$13,972

	December 31, 2020
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total(1)
Nonaccrual loans:
One- to four-family first mortgage	$3,838	$—	$3,838
Home equity loans and lines	63	—	63
Commercial real estate	12,298	—	12,298
Construction and land	469	—	469
Multi-family residential	—	—	—
Commercial and industrial	1,717	—	1,717
Consumer	292	—	292
Total	$18,677	$—	$18,677
(1)PCD loans of $413,000 and $390,000 are included in nonaccrual loans at June 30, 2021 and December 31, 2020, respectively.
All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. All payments received while on nonaccrual status are applied against the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.

Collateral Dependent Loans
The Company held loans that were individually evaluated for credit losses at June 30, 2021 and December 31, 2020 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:
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
•Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.

The tables below summarize collateral dependent loans and the related ACL at June 30, 2021 and December 31, 2020.

	June 30, 2021
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$—	$—
Home equity loans and lines	—	—
Commercial real estate	4,219	218
Construction and land	—	—
Multi-family residential	—	—
Commercial and industrial	800	478
Consumer	—	—
Total	$5,019	$696

	December 31, 2020
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$1,006	$100
Home equity loans and lines	—	—
Commercial real estate	7,400	1,008
Construction and land	—	—
Multi-family residential	—	—
Commercial and industrial	606	431
Consumer	—	—
Total	$9,012	$1,539

At June 30, 2021 and December 31, 2020, collateral dependent commercial real estate loans included one loan acquired with deteriorated credit quality totaling $277,000.

Foreclosed Assets and ORE
Foreclosed assets and ORE include real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets and ORE totaled $1,113,000 and 1,302,000 at June 30, 2021 and December 31, 2020, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

The carrying amount of foreclosed residential real estate properties held at June 30, 2021 and December 31, 2020 totaled $178,000 and $877,000, respectively. Loans secured by single family residential real estate that were in the process of foreclosure at June 30, 2021 and December 31, 2020 totaled $385,000 and $446,000, respectively.

Foreclosed assets and ORE included certain bank buildings that meet the criteria to be classified as assets held for sale. The carrying value of these assets totaled $212,000 at June 30, 2021 and December 31, 2020. The expected timing of the sale of the properties is uncertain.
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
If the Company concludes that both a concession has been granted and the concession was granted to a customer experiencing financial difficulties, the Company identifies the loan as a TDR. At least quarterly, the Company evaluates larger commercial TDRs (i.e., TDRs with balances of $500,000 or greater) to determine if the assets should be individually evaluated for credit losses. The ACL for loans that are individually evaluated is based on a comparison of the recorded investment in the loan with either the expected cash flows discounted using the loan’s original effective interest rate, observable market price for the loan or the fair value of the collateral underlying certain collateral-dependent loans. Residential, consumer and smaller balance commercial TDRs are included in the Company's pooled-loan analysis to calculate the ACL and, generally, do not have a material impact on the overall ACL.
As of June 30, 2021, the Company had modified loans with an aggregate outstanding loan balance of $7.0 million, or less than 1% of total outstanding loans, via payment relief in the nature of principal and/or interest deferrals for 90 days. These modifications were done in accordance with Section 4013 of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act and the Interagency Statement on Loan Modifications on Reporting for Financial Institutions Working With Customers Affected by the Coronavirus. Accordingly, these loans were not categorized as TDRs.

The following table summarizes information pertaining to TDRs modified during the periods indicated.

	Six Months Ended June 30,
	2021			2020
(dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructurings:
One- to four-family first mortgage	—	$—	$—	7	$967	$472
Home equity loans and lines	—	—	—	—	—	—
Commercial real estate	2	479	450	4	1,044	1,025
Construction and land	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	2	2,397	2,370	1	33	32
Other consumer	1	5	3	1	4	4
Total	5	$2,881	$2,823	13	$2,048	$1,533

None of the the loans modified during the six months ended June 30, 2021 defaulted during the same period.

Five residential mortgage loans totaling $674,000, two commercial real estate loans totaling $282,000 and one consumer loan totaling $4,000 were modified during the six months ended June 30, 2020 and defaulted within twelve months of modification. The defaults did not have a significant impact on our allowance for credit losses at June 30, 2020.
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

Fair Values of Derivative Instruments
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Financial Condition as of June 30, 2021 and December 31, 2020.

	June 30, 2021
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$40,000	$1,133	$—	$—

Derivatives not designated as hedging instruments:
Risk participation agreements	—	—	10,000	38

Netting adjustments		—		—

Net derivative amounts		$1,133		$38

	December 31, 2020
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$40,000	$214	$—	$—

Derivatives not designated as hedging instruments:
Risk participation agreements	—	—	10,000	58

Netting adjustments		—		—

Net derivative amounts		$214		$58

(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

At June 30, 2021 and December 31, 2020, accumulated unrealized gains, net of taxes, on derivative instruments totaled $900,000 and $174,000, respectively.

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income and the Consolidated Statements of Income
The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income and the Consolidated Statements of Income as of June 30, 2021 and June 30, 2020.

	Three Months Ended June 30, 2021
	Amount of Loss Recognized in OCI		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$(414)	$(414)	Interest expense	$(16)	$(16)

	Six Months Ended June 30, 2021
	Amount of Gain Recognized in OCI		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$887	$887	Interest expense	$(32)	$(32)

	Three Months Ended June 30, 2020
	Amount of Loss Recognized in OCI		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$(170)	$(170)	Interest expense	$(12)	$(12)

	Six Months Ended June 30, 2020
	Amount of Loss Recognized in OCI		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$(170)	$(170)	Interest expense	$(12)	$(12)

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of June 30, 2021.

(dollars in thousands)	Location of (Loss) Income Recognized on Non-designated Hedges	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Effects of non-designated hedges
Risk participation agreements	Other noninterest income	$(18)	$20

At and during the three and six months ended June 30, 2020, the Company was not a party to derivative contracts not designated as hedging instruments.

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision to the effect that, if the Company (either) defaults (or is capable of being declared in default) on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

The Company has agreements with certain of its derivative counterparties that contain a provision to the effect that, if the company fails to maintain its status as a well or adequately capitalized institution, then the Company could be required to post additional collateral.

As of June 30, 2021, there were no derivatives with credit-risk-related contingent features in a net liability position. Such derivatives are measured at fair value, which includes accrued interest but excludes any adjustment for nonperformance risk. If the Company had breached any provisions at June 30, 2021, it would not have been required to settle any obligations under the agreements since the termination value was $0.

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
Management primarily identifies investment securities which may have traded in illiquid or inactive markets, by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of June 30, 2021, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

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

The following tables present the balances of assets measured for fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

(dollars in thousands)	June 30, 2021	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$181,668	$—	$181,668	$—
Collateralized mortgage obligations	47,488	—	47,488	—
Municipal bonds	44,400	—	44,400	—
U.S. government agency	6,055	—	6,055	—
Corporate bonds	5,574	—	5,574	—
Total	$285,185	$—	$285,185	$—

Derivative assets	$1,133	$—	$1,133	$—
Total	$286,318	$—	$286,318	$—

Liabilities
Derivative liabilities	$38	$—	$38	$—

(dollars in thousands)	December 31, 2020	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$142,812	$—	$142,812	$—
Collateralized mortgage obligations	75,620	—	75,620	—
Municipal bonds	28,011	—	28,011	—
U.S. government agency	6,255	—	6,255	—
Corporate bonds	2,054	—	2,054	—
Total	$254,752	$—	$254,752	$—

Derivative assets	$214	$—	$214	$—
Total	$254,966	$—	$254,966	$—

Liabilities
Derivative liabilities	$58	$—	$58	$—

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

		Fair Value Measurements Using
(dollars in thousands)	June 30, 2021	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$4,323	$—	$—	$4,323
Foreclosed assets and ORE	1,113	—	—	1,113
Total	$5,436	$—	$—	$5,436

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2020	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$7,473	$—	$—	$7,473
Foreclosed assets and ORE	1,302	—	—	1,302
Total	$8,775	$—	$—	$8,775

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
June 30, 2021
Loans individually evaluated	$4,323	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 95%	14%
Foreclosed assets and ORE	$1,113	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 41%	7%
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
December 31, 2020
Loans individually evaluated	$7,473	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	3% - 87%	17%
Foreclosed assets and ORE	$1,302	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 42%	11%

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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at June 30, 2021
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$393,203	$393,203	$393,203	$—	$—
Interest-bearing deposits in banks	349	349	349	—	—
Investment securities available for sale	285,185	285,185	—	285,185	—
Investment securities held to maturity	2,118	2,164	—	2,164	—
Mortgage loans held for sale	3,752	3,752	—	3,752	—
Loans, net	1,891,801	1,893,253	—	1,888,930	4,323
Cash surrender value of BOLI	40,781	40,781	40,781	—	—
Derivative assets(1)	1,133	1,133	—	1,133	—
Financial Liabilities
Deposits	$2,370,764	$2,371,879	$—	$2,371,879	$—
Other borrowings	5,539	6,050	—	6,050	—
Long-term FHLB advances	27,502	28,028	—	28,028	—
Derivative liabilities(1)	38	38	—	38	—

		Fair Value Measurements at December 31, 2020
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$187,952	$187,952	$187,952	$—	$—
Interest-bearing deposits in banks	349	349	349	—	—
Investment securities available for sale	254,752	254,752	—	254,752	—
Investment securities held to maturity	2,934	2,996	—	2,996	—
Mortgage loans held for sale	9,559	9,559	—	9,559	—
Loans, net	1,946,991	1,957,705	—	1,950,232	7,473
Cash surrender value of BOLI	40,334	40,334	40,334	—	—
Derivative assets(1)	214	214	—	214	—
Financial Liabilities
Deposits	$2,213,821	$2,216,002	$—	$2,216,002	$—
Other borrowings	5,539	6,224	—	6,224	—
Long-term FHLB advances	28,824	29,662	—	29,662	—
Derivative liabilities(1)	58	58	—	58	—
(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and the Bank from December 31, 2020 through June 30, 2021 and on its results of operations for the three and six months ended June 30, 2021 and 2020. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

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

Non-GAAP Financial Measures
Management's Discussion and Analysis of Financial Condition and Results of Operations contains financial information determined by methods other than in accordance with generally accepted accounting principles (“GAAP”). The Company's management uses this non-GAAP financial information in its analysis of the Company's performance. In this item, information is included which excludes PPP loans. Management believes the presentation of this non-GAAP financial information provides useful information that is helpful to a full understanding of the Company’s financial position and operating results. This non-GAAP financial information should not be viewed as a substitute for financial information determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP financial information presented by other companies. A reconciliation on non-GAAP information included herein to GAAP is presented at the end of this item.

EXECUTIVE OVERVIEW
The Company reported net income for the second quarter of 2021 of $11.4 million, or $1.34 diluted EPS, up $8.5 million compared to the the second quarter of 2020. Net income for the second quarter of 2020 totaled $2.9 million, or $0.33 diluted EPS. For the six months ended June 30, 2021, the Company reported net income of $23.3 million, or $2.75 diluted EPS, up $17.9 million from $5.4 million, or $0.60 diluted EPS, reported for the six months ended June 30, 2020.

Key components of the Company’s performance during the three and six months ended June 30, 2021 include:

•Assets increased $172.9 million, or 6.7%, from December 31, 2020 to $2.8 billion at June 30, 2021.

•Total loans were $1.9 billion, down $61.5 million, or 3.1%, from December 31, 2020.

•PPP loans totaled $197.6 million, down $23.6 million, or 10.7%, from December 31, 2020.

•During three and six months ended June 30, 2021, the Company reversed $3.4 million and $5.1 million, respectively, of the allowance for loan losses primarily due to improvements in our assessment of the economic impact of the COVID-19 pandemic and an increase in prepayments on loans.

•The ALL totaled $26.7 million, or 1.39% of total loans, at June 30, 2021 compared to $33.0 million, or 1.66% of total loans, at December 31, 2020. Excluding PPP loans, the ratios of the ALL to total loans were 1.55% and 1.87% at June 30, 2021 and December 31, 2020, respectively.

•Nonperforming assets decreased $4.9 million, or 24.5%, from $20.0 million, or 0.77% of total assets, at December 31, 2020 to $15.1 million, or 0.55% of total assets, at June 30, 2021.

•Total deposits increased $156.9 million, or 7.1%, from $2.2 billion at December 31, 2020 to $2.4 billion at June 30, 2021.

•The net interest margin was 3.75% and 3.94% for the three and six months ended June 30, 2021, respectively, down one basis point from the comparable periods in 2020. Excluding the impact of PPP loans, the net interest margin was 3.71% and 3.79% for the three and six months ended June 30, 2021, respectively, compared to 3.82% and 3.99% for the three and six months ended June 30, 2020, respectively.

•The average rate paid on total interest-bearing deposits was 0.36%, down 42 bps from the second quarter of 2020. For the six months ended June 30, 2021, the average yield paid on total interest-bearing deposits was 0.39%, down 53 bps from the six months ended June 30, 2020.

•Total interest expense for the second quarter of 2021 was down $1.6 million, or 49.2%, compared to the second quarter of 2020. For the six months ended June 30, 2021, total interest expense was down $3.7 million, or 51.4%, from the comparable period in 2020.

•Noninterest income for the second quarter of 2021 was up $191,000, or 6.2%, compared to the second quarter of 2020 primarily due to income from bank card fees (up $464,000) and service fees and charges (up $204,000), partially offset by an increase in net losses on the sale of assets (up $444,000). For the six months ended June 30, 2021, noninterest income was up $893,000, or 13.8%, from the comparable period in 2020 primarily due gains on the sale of loans (up $788,000) and income from bank card fees (up $633,000), partially offset by an increase in net losses on the sale of assets (up $446,000).

•Noninterest expense for the second quarter of 2021 was up $1.1 million, or 7.2%, compared to the second quarter of 2020 primarily due to increases in expenses for data processing and communication (up $399,000), the provision for credit losses on unfunded commitments (up $375,000) compensation and benefits (up $325,000) and marketing and advertising (up $108,000). For the six months ended June 30, 2021, noninterest expense was up $1.7 million, or 5.4%, from the comparable period in 2020 primarily due increases in expenses for compensation and benefits (up $573,000), data processing and communication (up $566,000), the provision for credit losses on unfunded commitments (up $375,000) and regulatory fees (up $207,000).

COVID-19 IMPACTS
Nearly all COVID-19 related restrictions were removed in Mississippi during the first quarter of 2021, while Louisiana lifted its mask mandate in April 2021 and ended capacity limits in May 2021.

Under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"), the Company funded 3,072 PPP loans totaling $262.2 million during 2020. During 2021, the Company funded an additional 1,803 PPP loans totaling $126.5 million. At June 30, 2021, the total recorded net investment in PPP loans was $197.6 million, of which 2,209 loans with an aggregate outstanding balance of $64.1 million were for amounts of $150,000 or less.

To give immediate financial support to our customers, the Company began providing principal and/or interest payment deferral options in March 2020. At June 30, 2021, $7.0 million, or less than 1% of total loans, were under deferral agreements. The level of COVID-19 related deferrals formerly totaled $558.8 million, or 28% of total loans, at June 30, 2020. Of the loans that have exited deferral agreements, $443.7 million, or 99%, were current and performing as of June 30, 2021.
FINANCIAL CONDITION

Loans, Allowance for Credit Losses and Asset Quality

Loans
Total loans at June 30, 2021 were $1.9 billion, down $61.5 million, or 3.1%, from December 31, 2020. PPP loans, included in commercial and industrial loans, totaled $197.6 million at June 30, 2021, down $23.6 million, or 10.7%, from December 31, 2020. Excluding PPP loans, loans decreased $37.9 million, or 2.2%, from December 31, 2020.
The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

(dollars in thousands)	June 30, 2021	December 31, 2020	Increase/(Decrease)
Real estate loans:
One-to four-family first mortgage	$365,640	$395,638	$(29,998)	(7.6)%
Home equity loans and lines	64,614	67,700	(3,086)	(4.6)
Commercial real estate	755,707	750,623	5,084	0.7
Construction and land	233,714	221,823	11,891	5.4
Multi-family residential	82,966	87,332	(4,366)	(5.0)
Total real estate loans	1,502,641	1,523,116	(20,475)	(1.3)%
Other loans:
Commercial and industrial	380,751	417,926	(37,175)	(8.9)
Consumer	35,096	38,912	(3,816)	(9.8)
Total other loans	415,847	456,838	(40,991)	(9.0)
Total loans	$1,918,488	$1,979,954	$(61,466)	(3.1)%

During the first half of 2021, the Company experienced significant pay-downs across nearly all segments of the loan portfolio. The increase in commercial real estate loans was primarily due to the conversion of existing construction loans to permanent financing during the second quarter of 2021. Construction and land loan growth was strongest in our New Orleans and Northshore markets.

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

Additional Information on Loan Portfolio Composition and Allowance for Credit Losses
At June 30, 2021, the ALL totaled $26.7 million, or 1.39% of total loans, down $6.3 million from $33.0 million, or 1.66% of total loans, at December 31, 2020. During the six months ended June 30, 2021, the Company reversed $5.1 million of the allowance loan losses primarily due to improvements in our assessment of the economic impact of the COVID-19 pandemic and an increase in prepayments on loans. Net loan charge-offs totaled $1.1 million for the six months ended June 30, 2021 and were primarily attributable to an acquired hotel loan and one originated commercial relationship, both of which were nonperforming prior to the COVID-19 crisis.

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

The following table provides a summary of the loan portfolio and related reserves at June 30, 2021. We have separately identified certain information regarding PPP loans which, due to the existence of full repayment guarantees from the SBA as well as the likelihood that the vast majority of such loans will be forgiven, we believe entail minimal credit risk to the Company.

	Loans		Allowance for Credit Losses
(dollars in thousands)	Total Loans	PPP Loans	Total ACL	ACL to Total Loans	ACL to Total Non-PPP Loans
June 30, 2021
Retail CRE	$180,608	$—	$5,267	2.92%	2.92%
Hotels and short-term rentals	102,542	6,661	4,718	4.60	4.92
Restaurants and bars	92,928	31,927	2,255	2.43	3.70
Energy	41,944	8,818	1,024	2.44	3.09
Credit cards	3,826	—	306	8.00	8.00
Other loans	1,496,640	150,208	13,117	0.88	0.97
Total	$1,918,488	$197,614	$26,687	1.39%	1.55%

Unfunded lending commitments(1)	$—	$—	$1,800	—	—
Total	$1,918,488	$197,614	$28,487	1.48%	1.66%

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
Under our allowance policy, credit losses are measured on a pool basis when similar risk characteristics exist. Loans that do not share similar risk characteristics are individually evaluated for credit losses and are excluded from the pooled loan analysis. At least quarterly, management evaluates the loan portfolio to determine which loans should be individually evaluated for credit losses. Management's evaluation involves an analysis of larger (i.e., loans with balances of $500,000 or greater) commercial real estate loans, multi-family residential loans, construction and land loans and commercial and industrial loans. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to determine if a short-fall exists, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer at the Bank. The Company typically orders an “as is” valuation for collateral property if a loan is in a criticized loan classification. Loans individually evaluated for credit losses are reported to the Board of Directors monthly.

At June 30, 2021 and December 31, 2020, loans individually evaluated for credit losses were $5.0 million and $9.0 million, respectively. Total loans individually evaluated for credit losses at June 30, 2021 included $1.0 million of acquired loans, of which $277,000 was acquired with deteriorated credit quality. At December 31, 2020, loans individually evaluated for credit losses included $2.4 million of acquired loans, of which $277,000 was acquired with deteriorated credit quality.

The following tables provide a summary of loans individually evaluated for credit losses as of the dates indicated.

	June 30, 2021
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$—	$—	—%
Home equity loans and lines	—	—	—
Commercial real estate	4,219	218	5.17
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	800	478	59.75
Consumer	—	—	—
Total	$5,019	$696	13.87%

	December 31, 2020
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$1,006	$100	9.94%
Home equity loans and lines	—	—	—
Commercial real estate	7,400	1,008	13.62
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	606	431	71.12
Consumer	—	—	—
Total	$9,012	$1,539	17.08%

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

At June 30, 2021 and December 31, 2020, loans classified as substandard totaled $33.8 million and $35.3 million, respectively. There were no assets classified as doubtful at either date. For additional information, refer to Note 5 to the Consolidated Financial Statements.

The following tables provide a summary of loans classified as special mention and substandard as of the dates indicated.

(dollars in thousands)	June 30, 2021	December 31, 2020	Increase/(Decrease)
Special Mention Loans
One- to four-family first mortgage	$450	$1,240	$(790)	(63.7)%
Home equity loans and lines	—	43	(43)	(100.0)
Commercial real estate	881	966	(85)	(8.8)
Construction and land	601	2,122	(1,521)	(71.7)
Multi-family residential	—	—	—	—
Commercial and industrial	1,911	4,814	(2,903)	(60.3)
Consumer	8	146	(138)	(94.5)
Total special mention loans	$3,851	$9,331	$(5,480)	(58.7)%

(dollars in thousands)	June 30, 2021	December 31, 2020	Increase/(Decrease)
Substandard Loans
One- to four-family first mortgage	$3,012	$4,261	$(1,249)	(29.3)%
Home equity loans and lines	207	62	145	233.9
Commercial real estate	11,128	15,195	(4,067)	(26.8)
Construction and land	14,689	12,224	2,465	20.2
Multi-family residential	—	106	(106)	(100.0)
Commercial and industrial	4,517	3,154	1,363	43.2
Consumer	223	290	(67)	(23.1)
Total substandard loans	$33,776	$35,292	$(1,516)	(4.3)%

Special mention loans decreased $5.5 million from December 31, 2020 to June 30, 2021 primarily due to upgrades of special mention loans to a pass rating.

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

	June 30, 2021			December 31, 2020
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans(2):
Real estate loans:
One- to four-family first mortgage	$686	$1,844	$2,530	$1,464	$2,374	$3,838
Home equity loans and lines	168	41	209	24	39	63
Commercial real estate	6,627	3,030	9,657	7,650	4,648	12,298
Construction and land	—	250	250	—	469	469
Multi-family residential	—	—	—	—	—	—
Other loans:
Commercial and industrial	621	480	1,101	603	1,114	1,717
Consumer	177	48	225	188	104	292
Total nonaccrual loans	8,279	5,693	13,972	9,929	8,748	18,677
Accruing loans 90 days or more past due	4	—	4	2	—	2
Total nonperforming loans	8,283	5,693	13,976	9,931	8,748	18,679
Foreclosed assets and ORE	724	389	1,113	422	880	1,302
Total nonperforming assets	9,007	6,082	15,089	10,353	9,628	19,981
Performing troubled debt restructurings	4,117	1,103	5,220	1,512	573	2,085
Total nonperforming assets and troubled debt restructurings	$13,124	$7,185	$20,309	$11,865	$10,201	$22,066

Nonperforming loans to total loans			0.73%			0.94%
Nonperforming loans to total assets			0.51%			0.72%
Nonperforming assets to total assets			0.55%			0.77%
(1)Nonaccrual acquired loans include PCD loans of $413,000 and $390,000 at June 30, 2021 and December 31, 2020, respectively.
(2)Nonaccrual loans include originated restructured loans placed on nonaccrual totaling $4.1 million and $6.5 million at June 30, 2021 and December 31, 2020, respectively. Acquired restructured loans placed on nonaccrual totaled $3.5 million and $3.5 million at June 30, 2021 and December 31, 2020, respectively.

As previously indicated, as a result of Section 4013 of the CARES Act and recent interagency guidance issued by Federal banking regulators, modifications, such as deferrals of principal and/or interest payments, to borrowers affected by the COVID-19 pandemic are not deemed to be TDRs if such modifications are made on loans that were current as of December 31, 2019. Such deferrals and loan modifications totaled $7.0 million, or less than 1% of total loans, at June 30, 2021 and $36.0 million, or 2% of total loans, at December 31, 2020. We will continue to follow the guidance of Federal banking regulators in making any TDR determinations.
Foreclosed assets and ORE includes real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets and ORE are classified as such until sold or disposed. Foreclosed assets are recorded at fair value less estimated selling costs based on third party property valuations which are obtained at the time the asset is repossessed and periodically until the property is liquidated. ORE is recorded at the lower of its net book value or fair value at the date of transfer to ORE. Foreclosed assets and ORE holding costs are charged to expense. Gains and losses on the sale of foreclosed assets and ORE are charged to operations, as incurred. Costs associated with acquiring and improving a foreclosed property or ORE are capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs.

Investment Securities

The Company’s investment securities portfolio totaled $287.3 million as of June 30, 2021, an increase of $29.6 million, or 11.5%, from December 31, 2020. At June 30, 2021, the Company had a net unrealized gain on its available for sale investment securities portfolio of $3.2 million, compared to a net unrealized gain of $6.5 million at December 31, 2020.

The following table summarizes activity in the Company’s investment securities portfolio during the six months ended June 30, 2021.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2020	$254,752	$2,934
Purchases	80,483	—
Sales	—	—
Principal maturities, prepayments and calls	(45,663)	(800)
Amortization of premiums and accretion of discounts	(1,083)	(16)
Decrease in market value	(3,304)	—
Balance, June 30, 2021	$285,185	$2,118

Funding Sources

Deposits
Deposits totaled $2.4 billion at June 30, 2021, an increase of $156.9 million, or 7.1%, compared to December 31, 2020. The following table summarizes the changes in the Company’s deposits from December 31, 2020 to June 30, 2021.

(dollars in thousands)	June 30, 2021	December 31, 2020	Increase/(Decrease)
Demand deposit	$715,167	$615,700	$99,467	16.2%
Savings	277,899	250,165	27,734	11.1
Money market	362,938	333,078	29,860	9.0
NOW	680,297	646,085	34,212	5.3
Certificates of deposit	334,463	368,793	(34,330)	(9.3)
Total deposits	$2,370,764	$2,213,821	$156,943	7.1%

The average rate paid on interest-bearing deposits was 0.36% for the second quarter of 2021, down 42 bps compared to the second quarter of 2020. For the six months ended June 30, 2021, the average rate paid on interest-bearing deposits was 0.39%, down 53 bps from the comparable period in 2020.
At June 30, 2021, certificates of deposit maturing within the next 12 months totaled $282.1 million.

Federal Home Loan Bank Advances
The average balance of total FHLB advances was $27.7 million for the second quarter of 2021, down $42.8 million compared to the second quarter of 2020. For the six months ended June 30, 2021, the average balance of total FHLB advances was $28.1 million, down $30.0 million compared to the six months ended June 30, 2020. Average total FHLB advances decreased over the comparable periods primarily due to the absence of short-term FHLB borrowings and paydowns during the six months ended June 30, 2021.

At June 30, 2021, the Company had $27.5 million in total outstanding FHLB advances and had $832.4 million in additional FHLB advances available.

Shareholders’ Equity
Total shareholders’ equity increased $16.0 million, or 5.0%, from $321.8 million at December 31, 2020 to $337.8 million at June 30, 2021. Shareholders' equity increased primarily due to net income of $23.3 million, partially offset by an other comprehensive loss of $1.9 million, share repurchases of $2.8 million and cash dividends of $3.9 million during six months ended June 30, 2021.
At June 30, 2021, the Bank had regulatory capital amounts that were well in excess of regulatory requirements. The following table presents actual and required capital ratios for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2021 based on the required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$264,447	14.82%	$124,944	7.00%	$116,020	6.50%
Tier 1 risk-based capital	264,447	14.82	151,718	8.50	142,793	8.00
Total risk-based capital	286,834	16.07	187,416	10.50	178,492	10.00
Tier 1 leverage capital	264,447	9.89	106,953	4.00	133,691	5.00

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

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At June 30, 2021, certificates of deposit maturing within the next 12 months totaled $282.1 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of securities available for sale, the Company has significant borrowing capacity available to fund liquidity needs. In recent years, the Company has utilized borrowings as a cost efficient addition to deposits as a source of funds. Borrowings consist of advances from the FHLB of Dallas, of which the Company is a member. Under terms of the collateral agreement with the FHLB, the Company pledges residential mortgage loans and investment securities as well as the Company’s stock in the FHLB as collateral for such advances. For the three and six months ended June 30, 2021, the average balances of outstanding FHLB advances were $27.7 million and $28.1 million, respectively. At June 30, 2021, the Company had $27.5 million in total outstanding FHLB advances and had $832.4 million in additional FHLB advances available.

Asset/Liability Management
The objective of asset/liability management is to implement strategies for the funding and deployment of the Company’s financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk. Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of June 30, 2021.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	17.1%
+200	11.4%
+100	5.7%
-100	(4.8)%
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

Off-Balance Sheet Activities
To meet the financing needs of its customers, the Bank issues financial instruments which represent conditional obligations that are not recognized, wholly or in part, in the statements of financial condition. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments expose the Company to varying degrees of credit and interest rate risk in much the same way as funded loans. The same credit policies are used in these commitments as for on-balance sheet instruments. At June 30, 2021 and December 31, 2020, the Company's allowance for credit losses on unfunded commitments totaled $1.8 million and $1.4 million, respectively.
The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of the periods indicated.

	Contract Amount
(dollars in thousands)	June 30, 2021	December 31, 2020
Standby letters of credit	$4,925	$5,781
Available portion of lines of credit	282,130	266,349
Undisbursed portion of loans in process	141,578	99,527
Commitments to originate loans	162,638	139,471

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

RESULTS OF OPERATIONS
Net income for the second quarter of 2021 was $11.4 million, up $8.5 million, compared to the second quarter of 2020. Diluted EPS for the second quarter of 2021 was $1.34, up $1.01 compared to the second quarter of 2020.

Net income for the six months ended June 30, 2021 was $23.3 million, up $17.9 million, compared to the six months ended June 30, 2020. Diluted EPS for the six months ended June 30, 2021 was $2.75, up $2.15 compared to the six months ended June 30, 2020.

The net income for the three and six months ended June 30, 2021 and 2020 were significantly impacted by the change in our estimate of the allowance for loan losses over the comparable periods. During the the three and six months ended June 30, 2021, the Company reversed $3.4 million and $5.1 million, respectively, of the allowance loan losses. During the three and six months ended June 30, 2020, the Company provisioned $6.5 million and $12.7 million, respectively, for expected credit losses on loans primarily due to the uncertainty and economic disruption brought on by the COVID-19 pandemic.

Net Interest Income
Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 3.62% and 3.51% for the quarters ended June 30, 2021 and 2020, respectively, and 3.80% and 3.67% for the six months ended June 30, 2021 and 2020, respectively.

Net interest income totaled $24.1 million for the second quarter of 2021, up $1.7 million, or 7.6%, compared to the second quarter of 2020. For the six months ended June 30, 2021, net interest income totaled $49.2 million, up $5.5 million, or 12.5%, compared to the six months ended June 30, 2020.

Loan income from deferred PPP lender fees totaled $1.8 million for the second quarter of 2021, up $892,000, or 101.1%, compared to the second quarter of 2020. For the six months ended June 30, 2021, loan income from PPP lender fees totaled $5.0 million, up $4.2 million from the comparable period in 2020. Unrecognized PPP lender fees totaled $7.7 million at June 30, 2021 and will be amortized into interest income over the life of the loans.

The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 3.75% and 3.76% for the quarters ended June 30, 2021 and 2020, respectively. For the same periods, the average loan yield was 4.95% and 5.02%, respectively. PPP loans increased the the net interest margin by 4 bps and decreased the average loan yield by 11 bps during the second quarter of 2021. During the second quarter of 2020, PPP loans decreased the net interest margin by 6 bps and the average loan yield by 21 bps. Excluding the impact of PPP loans, the net interest margin and the average loan yield decreased by 11 and 17 bps, respectively, over the comparable quarters.

The net interest margin for the six months ended June 30, 2021 and 2020 was 3.94% and 3.95%, respectively. For the same periods, the average loan yield was 5.08% and 5.21%, respectively. PPP loans increased the the net interest margin by 15 bps and the average loan yield by 3 bps during the six months ended June 30, 2021. During the six months ended June 30, 2020, PPP loans decreased the net interest margin by 4 bps and the average loan yield by 12 bps. Excluding the impact of PPP loans, the net interest margin and the average loan yield decreased by 20 and 28 bps, respectively, over the comparable year-to-date periods.

Average PPP loans were $228.1 million and $180.7 million for the second quarters of 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, average PPP loans were $233.4 million and $90.4 million, respectively.

The net interest margin was also impacted by the increase in average cash and cash equivalents when comparing the three and six months ended June 30, 2021 and 2020. During the second quarter of 2020, the increase in average cash and cash equivalents decreased the net interest margin and the average yield on total interest-earning assets by 19 and 21 bps, respectively. During the six months ended June 30, 2021, the increase in average cash and cash equivalents decreased the net interest margin and the average yield on total interest-earning assets by 23 and 25 bps, respectively.

Average cash and cash equivalents are reflected in the increases in the average balances of other interest-earning assets. Average other interest-earning assets for the three and six months ended June 30, 2021 were up $127.8 million, or 68.7%, and $142.2 million, or 132.8%, respectively, from the comparable periods in 2020.

Acquired loan discount accretion included in interest income totaled $585,000 and $746,000 for the quarters ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, acquired loan discount accretion included in interest income totaled $1.3 million and $1.6 million, respectively.

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

	Three Months Ended June 30,
	2021			2020
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$1,963,935	$24,500	4.95%	$1,928,185	$24,371	5.02%
Investment securities
Taxable	256,700	1,043	1.63	243,011	1,103	1.82
Tax-exempt (TE)	20,196	87	2.19	13,058	79	3.07
Total investment securities	276,896	1,130	1.67	256,069	1,182	1.88
Other interest-earning assets	313,954	133	0.17	186,127	117	0.25
Total interest-earning assets (TE)	2,554,785	$25,763	4.01	2,370,381	$25,670	4.31
Noninterest-earning assets	187,016			193,829
Total assets	$2,741,801			$2,564,210
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,315,432	$842	0.26%	$1,157,239	$1,347	0.47%
Certificates of deposit	341,300	638	0.75	391,380	1,665	1.71
Total interest-bearing deposits	1,656,732	1,480	0.36	1,548,619	3,012	0.78
Other borrowings	5,539	53	3.84	5,539	53	3.86
Short-term FHLB advances	—	—	—	31,868	20	0.25
Long term FHLB advances	27,699	120	1.73	38,592	168	1.74
Total interest-bearing liabilities	1,689,970	$1,653	0.39	1,624,618	$3,253	0.80
Noninterest-bearing liabilities	717,739			624,418
Total liabilities	2,407,709			2,249,036
Shareholders’ equity	334,092			315,174
Total liabilities and shareholders' equity	$2,741,801			$2,564,210
Net interest-earning assets	$864,815			$745,763
Net interest spread (TE)		$24,110	3.62%		$22,417	3.51%
Net interest margin (TE)			3.75%			3.76%
(1)Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process.

	Six Months Ended June 30,
	2021			2020
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$1,975,535	$50,317	5.08%	$1,831,704	$48,070	5.21%
Investment securities
Taxable	248,765	1,961	1.58	243,965	2,411	1.98
Tax-exempt (TE)	20,373	181	2.25	15,589	183	2.98
Total investment securities	269,138	2,142	1.63	259,554	2,594	2.04
Other interest-earning assets	249,222	232	0.19	107,065	255	0.48
Total interest-earning assets (TE)	2,493,895	$52,691	4.22	2,198,323	$50,919	4.61
Noninterest-earning assets	187,672			193,239
Total assets	$2,681,567			$2,391,562
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,278,388	$1,723	0.27%	$1,073,133	$3,169	0.59%
Certificates of deposit	346,870	1,413	0.82	392,025	3,510	1.80
Total interest-bearing deposits	1,625,258	3,136	0.39	1,465,158	6,679	0.92
Other borrowings	5,622	106	3.81	5,539	106	3.86
Short-term FHLB advances	—	—	—	16,251	23	0.28
Long term FHLB advances	28,059	244	1.73	41,844	371	1.77
Total interest-bearing liabilities	1,658,939	$3,486	0.42	1,528,792	$7,179	0.94
Noninterest-bearing liabilities	692,147			547,007
Total liabilities	2,351,086			2,075,799
Shareholders’ equity	330,481			315,763
Total liabilities and shareholders’ equity	$2,681,567			$2,391,562
Net interest-earning assets	$834,956			$669,531
Net interest spread (TE)		$49,205	3.80%		$43,740	3.67%
Net interest margin (TE)			3.94%			3.95%
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2021 Compared to 2020			2021 Compared to 2020
	Change Attributable To			Change Attributable To
(dollars in thousands)	Rate	Volume	Increase/ (Decrease)	Rate	Volume	Increase/ (Decrease)
Interest income:
Loans receivable	$(311)	$440	$129	$(138)	$2,385	$2,247
Investment securities	(157)	105	(52)	(392)	(60)	(452)
Other interest-earning assets	(51)	67	16	(135)	112	(23)
Total interest income	(519)	612	93	(665)	2,437	1,772
Interest expense:
Savings, checking and money market accounts	(630)	125	(505)	(1,295)	(151)	(1,446)
Certificates of deposit	(875)	(152)	(1,027)	(1,426)	(671)	(2,097)
Other borrowings	—	—	—	—	—	—
FHLB advances	(11)	(57)	(68)	(46)	(104)	(150)
Total interest expense	(1,516)	(84)	(1,600)	(2,767)	(926)	(3,693)
Increase (decrease) in net interest income	$997	$696	$1,693	$2,102	$3,363	$5,465

Noninterest Income
Noninterest income for the second quarter of 2021 totaled $3.3 million, up $191,000, or 6.2%, from $3.1 million earned for the same period in 2020. Noninterest income for the six months ended June 30, 2021 totaled $7.4 million, up $893,000, or 13.8%, from $6.5 million earned for the same period in 2020.

Income from service fees and charges for the second quarter of 2021 was up $204,000, or 21.7%, from the second quarter of 2020. For the six months ended June 30, 2021, income from service fees and charges was down $188,000, or 7.8%. The change in income from service fees and charges over the three- and six-month periods was primarily due to the change in income from overdraft fees on deposit accounts.

Income from bank card fees for the three and six months ended June 30, 2021 was up $464,000, or 41.2%, and $633,000, or 28.0%, respectively, from the comparable periods in 2020 primarily due to increased transaction activity by our cardholders.

Gains on the sale of loans for the second quarter of 2021 were down $83,000, or 12.9%, from the comparable period in 2020. For the six months ended June 30, 2021, gains on the sale of loans were up $788,000, or 83.9%, from the comparable period in 2020. The origination of mortgage loans held for sale slowed in the second quarter of 2021, however earnings from the sale of loans during the first quarter of 2021 were strong and resulted in a net increase in gains on the sale of loans for the six months ended June 30, 2021 compared to the same six-month period in 2020.

Losses on the sale of assets for the three and six months ended June 30, 2021 totaled $457,000. This was an increase of $444,000 and $446,000, from the three and six months ended June 30, 2020, respectively. During the second quarter of 2021, the Company sold and leased back one of its Mississippi branch locations. The sale transferred control to the buyer-lessor and all losses were recognized at the time of the sale. The Company believes that the sale/leaseback will reduce the operating expenses related to this branch office in future periods.

Noninterest Expense
Noninterest expense for the second quarter of 2021 totaled $16.6 million, up $1.1 million, or 7.2%, from the second quarter of 2020. Noninterest expense for the six months ended June 30, 2021 totaled $32.5 million, up $1.7 million, or 5.4%, from the same period in 2020.

Compensation and benefits expense for the three and six months ended June 30, 2021 was up $325,000, or 3.5%, and $573,000, or 3.1%, respectively, from the comparable periods in 2020 primarily due to increases in wages and incentive pay, health insurance costs and compensation expense related to the Company's ESOP driven primarily by the increase in market value of shares of the Company's common stock held by the ESOP.

Marketing and advertising expense for the second quarter of 2021 was up $108,000, or 67.5%, from the comparable period in 2020 primarily due to an increase in sponsorships and donations. For the six months ended June 30, 2021, marketing and advertising expense was down $19,000, or 4.1%, from the comparable period in 2020.

Data processing and communication expense for the three and six months ended June 30, 2021 was up $399,000, or 22.7%, and $566,000, or 15.8%, respectively, from the comparable periods in 2020 primarily due to a general increase in the cost of software and data processing, increased costs related to higher PPP loan origination volume as well as costs related to the implementation of enhancements to our lending software.

Regulatory fees for the the second quarter of 2021 were down $56,000, or 15.5%, from the comparable period in 2020. For the six months ended June 30, 2021, regulatory fees were up $207,000, or 43.3%, primarily due to the absence of FDIC assessment credits during the first quarter of 2021. FDIC assessment credits were exhausted during the first quarter of 2020.

The Company provisioned $375,000 for credit losses on unfunded loan commitments for the second quarter of 2021 primarily due to the growth in unfunded construction loan commitments during the quarter. The Company did not record a provision for credit losses on unfunded commitments during the first quarter of 2021 or the six months ended June 30, 2020.

Income Taxes
Income tax expense for the three and six months ended June 30, 2021 totaled $2.9 million and $5.8 million, respectively, compared to $675,000 and $1.2 million for the three and six months ended June 30, 2020, respectively. The increases in income tax expense over the comparable periods were primarily due to increases in taxable earnings.

The Company's effective tax rates for the second quarters of 2021 and 2020 were 20.1% and 18.8%, respectively. For the six months ended June 30, 2021 and 2020, the Company's effective tax rates were 20.0% and 18.2%, respectively.

Reconciliation of Non-GAAP Measures
Financial Condition

(dollars in thousands)	June 30, 2021	December 31, 2020
Total loans	$1,918,488	$1,979,954
Less: PPP loans	197,614	221,220
Total loans excluding PPP loans	$1,720,874	$1,758,734

Allowance for loan losses to total loans	1.39%	1.66%
Less: PPP loans	0.16	0.21
Non-GAAP allowance for loan losses to total loans	1.55%	1.87%

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Reported loan income	$24,500	$24,371	$50,317	$48,070
Less: PPP loan income	2,372	1,373	6,265	1,373
Loan income excluding PPP loan income	$22,128	$22,998	$44,052	$46,697

Average total loans	$1,963,935	$1,928,185	$1,975,535	$1,831,704
Less: average PPP loans	228,114	180,712	233,434	90,356
Average total loans excluding PPP loans	$1,735,821	$1,747,473	$1,742,101	$1,741,348

Loan yield	4.95%	5.02%	5.08%	5.21%
Negative (positive) impact of PPP loans	0.11	0.21	(0.03)	0.12
Loan yield excluding PPP loans	5.06%	5.23%	5.05%	5.33%

Net interest margin	3.75%	3.76%	3.94%	3.95%
(Positive) negative impact of PPP loans	(0.04)	0.06	(0.15)	0.04
Net interest margin excluding PPP loans	3.71%	3.82%	3.79%	3.99%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at June 30, 2021 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
April 1 – April 30, 2021	29	$37.76	29	258,574
May 1 – May 31, 2021	—	—	—	258,574
June 1 – June 30, 2021	42,229	38.55	42,229	216,345
Total	42,258	$38.55	42,258	216,345
(1)On August 31, 2020, the Company announced the approval of a repurchase program (the "2020 Repurchase Plan"). Under the 2020 Repurchase Plan, the Company may purchase up to 444,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits and Financial Statement Schedules.

No.	Description	Location

3.2	Amended and Restated Bylaws of Home Bancorp	Filed herewith

31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith

32.0	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP, INC.

August 5, 2021	By:	/s/ John W. Bordelon
John W. Bordelon
Chairman of the Board, President and Chief Executive Officer

August 5, 2021	By:	/s/ David T. Kirkley
David T. Kirkley
Executive Vice President and Chief Financial Officer

August 5, 2021	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank, N.A. Senior Vice President and Director of Financial Management