Form 10-Q
period 2021-09-30
HOME BANCORP, INC.
filed 2021-11-05
CIK 1436425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 29, 2021, the registrant had 8,523,524 shares of common stock, $0.01 par value, outstanding.

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

ACL	–	Allowance for credit losses
ALL	–	Allowance for loan losses
AOCI	–	Accumulated other comprehensive income
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
Bank	–	Home Bank, N. A., a wholly-owned subsidiary of the Company
BOLI	–	Bank-owned life insurance
bps	–	basis points, 100 basis points being equal to 1.0%
C&D	–	Construction and land
C&I	–	Commercial and industrial
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act
CECL	–	Current expected credit losses
Company	–	Home Bancorp, Inc., a Louisiana corporation and the holding company for Home Bank, N. A.
COVID-19	–	The novel coronavirus
CRE	–	Commercial real estate
EPS	–	Earnings per common share
FASB	–	Financial Accounting Standards Board
FHLB	–	Federal Home Loan Bank
GAAP	–	Generally Accepted Accounting Principles
LTV	–	Loan-to-value
NPA(s)	–	Nonperforming asset(s)
OCI	–	Other comprehensive income
ORE	–	Other real estate
PCD	–	Purchased credit deteriorated
PCI	–	Purchased credit impaired
PPP	–	Paycheck Protection Program
SBA	–	Small Business Association
SEC	–	Securities and Exchange Commission
TDR	–	Troubled debt restructuring
TE	–	Taxable equivalent
U.S.	–	United States

ii

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)	(Audited)
(dollars in thousands)	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$413,694	$187,952
Interest-bearing deposits in banks	349	349
Investment securities available for sale, at fair value	304,125	254,752
Investment securities held to maturity (fair values of $2,147 and $2,996, respectively)	2,110	2,934
Mortgage loans held for sale	3,476	9,559
Loans, net of unearned income	1,875,176	1,979,954
Allowance for loan losses	(24,149)	(32,963)
Total loans, net of unearned income and allowance for loan losses	1,851,027	1,946,991
Office properties and equipment, net	44,331	45,497
Cash surrender value of bank-owned life insurance	40,142	40,334
Goodwill and core deposit intangibles	62,229	63,112
Accrued interest receivable and other assets	41,983	40,370
Total Assets	$2,763,466	$2,591,850
Liabilities
Deposits:
Noninterest-bearing	$728,352	$615,700
Interest-bearing	1,637,365	1,598,121
Total Deposits	2,365,717	2,213,821
Other borrowings	5,539	5,539
Long-term Federal Home Loan Bank advances	26,430	28,824
Accrued interest payable and other liabilities	21,631	21,824
Total Liabilities	2,419,317	2,270,008
Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,523,473 and 8,740,104 shares issued and outstanding, respectively	85	87
Additional paid-in capital	164,316	164,988
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(2,499)	(2,767)
Recognition and Retention Plan (RRP)	(14)	(22)
Retained earnings	180,327	154,282
Accumulated other comprehensive income	1,934	5,274
Total Shareholders’ Equity	344,149	321,842
Total Liabilities and Shareholders’ Equity	$2,763,466	$2,591,850
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Interest Income
Loans, including fees	$27,045	$24,769	$77,362	$72,839
Investment securities:
Taxable interest	1,108	897	3,069	3,308
Tax-exempt interest	81	70	262	253
Other investments and deposits	189	106	421	361
Total interest income	28,423	25,842	81,114	76,761
Interest Expense
Deposits	1,120	2,368	4,256	9,047
Other borrowings	53	53	159	159
Short-term Federal Home Loan Bank advances	—	—	—	23
Long-term Federal Home Loan Bank advances	116	149	360	520
Total interest expense	1,289	2,570	4,775	9,749
Net interest income	27,134	23,272	76,339	67,012
(Reversal) provision for loan losses	(2,385)	—	(7,513)	12,728
Net interest income after (reversal) provision for loan losses	29,519	23,272	83,852	54,284
Noninterest Income
Service fees and charges	1,260	1,123	3,478	3,529
Bank card fees	1,519	1,331	4,416	3,595
Gain on sale of loans, net	415	904	2,142	1,843
Income from bank-owned life insurance	1,938	231	2,384	718
Loss on sale of assets, net	(3)	—	(460)	(11)
Other income	254	205	777	581
Total noninterest income	5,383	3,794	12,737	10,255
Noninterest Expense
Compensation and benefits	9,809	9,740	29,160	28,518
Occupancy	1,717	1,686	5,146	5,075
Marketing and advertising	399	288	838	746
Data processing and communication	2,118	1,851	6,263	5,430
Professional services	234	197	685	665
Forms, printing and supplies	158	140	480	471
Franchise and shares tax	360	378	1,079	1,156
Regulatory fees	301	526	986	1,004
Foreclosed assets and ORE, net	74	162	298	324
Amortization of acquisition intangible	291	338	884	1,033
Provision for credit losses on unfunded commitments	—	—	375	—
Other expenses	970	810	2,771	2,563
Total noninterest expense	16,431	16,116	48,965	46,985
Income before income tax expense	18,471	10,950	47,624	17,554
Income tax expense	3,412	2,168	9,241	3,369
Net Income	$15,059	$8,782	$38,383	$14,185
Earnings per share:
Basic	$1.80	$1.01	$4.56	$1.61
Diluted	$1.79	$1.01	$4.54	$1.61
Cash dividends declared per common share	$0.23	$0.22	$0.68	$0.66
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Net Income	$15,059	$8,782	$38,383	$14,185
Other Comprehensive (Loss) Income
Unrealized (losses) gains on available for sale investment securities	(1,897)	39	(5,201)	5,815
Unrealized gains (losses) on cash flow hedges	55	76	974	(82)
Tax effect	387	(24)	887	(1,204)
Other comprehensive (loss) income, net of taxes	(1,455)	91	(3,340)	4,529
Comprehensive Income	$13,604	$8,873	$35,043	$18,714
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, June 30, 2020	$90	$166,494	$(2,946)	$(24)	$142,327	$5,130	$311,071
Net income					8,782		8,782
Other comprehensive income						91	91
Purchase of Company’s common stock at cost, 135,224 shares	(2)	(1,351)			(2,021)		(3,374)
Cash dividends declared, $0.22 per share					(1,970)		(1,970)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 529 shares	—	—			(1)		(1)
Exercise of stock options	—	—					—
RRP shares released for allocation		(1)		1			—
ESOP shares released for allocation		201	89				290
Share-based compensation cost		179					179
Balance, September 30, 2020	$88	$165,522	$(2,857)	$(23)	$147,117	$5,221	$315,068
Balance, June 30, 2021	$87	$165,296	$(2,589)	$(15)	$171,644	$3,389	$337,812
Net income					15,059		15,059
Other comprehensive loss						(1,455)	(1,455)
Purchase of Company’s common stock at cost, 159,762 shares	(2)	(1,596)			(4,386)		(5,984)
Cash dividends declared, $0.23 per share					(1,988)		(1,988)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 3,549 shares	—	87			(2)		85
Exercise of stock options	—	26					26
RRP shares released for allocation		(1)		1			—
ESOP shares released for allocation		269	90				359
Share-based compensation cost		235					235
Balance, September 30, 2021	$85	$164,316	$(2,499)	$(14)	$180,327	$1,934	$344,149
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - CONTINUED
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2019	$93	$168,545	$(3,124)	$(35)	$150,158	$692	$316,329
Cumulative effect of change in accounting principle due the adoption of ASC Topic 326, net of tax					(3,985)		(3,985)
Net income					14,185		14,185
Other comprehensive income						4,529	4,529
Purchase of Company’s common stock at cost, 438,892 shares	(5)	(4,384)			(7,220)		(11,609)
Cash dividends declared, $0.66 per share					(5,978)		(5,978)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 16,175 shares	—	34			(43)		(9)
Exercise of stock options	—	30					30
RRP shares released for allocation		(12)		12			—
ESOP shares released for allocation		680	267				947
Share-based compensation cost		629					629
Balance, September 30, 2020	$88	$165,522	$(2,857)	$(23)	$147,117	$5,221	$315,068
Balance, December 31, 2020	$87	$164,988	$(2,767)	$(22)	$154,282	$5,274	$321,842
Net income					38,383		38,383
Other comprehensive loss						(3,340)	(3,340)
Purchase of Company’s common stock at cost, 243,497 shares	(2)	(2,433)			(6,363)		(8,798)
Cash dividends declared, $0.68 per share					(5,906)		(5,906)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 22,273 shares	—	245			(69)		176
Exercise of stock options	—	80					80
RRP shares released for allocation		(8)		8			—
ESOP shares released for allocation		849	268				1,117
Share-based compensation cost		595					595
Balance, September 30, 2021	$85	$164,316	$(2,499)	$(14)	$180,327	$1,934	$344,149

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$38,383	$14,185
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal) provision for loan losses	(7,513)	12,728
Depreciation	2,301	2,288
Amortization and accretion of purchase accounting valuations and intangibles	2,762	3,458
Net amortization of mortgage servicing asset	—	56
Federal Home Loan Bank stock dividends	(11)	(56)
Net amortization of discount on investments	1,484	2,168
Gain on loans sold, net	(2,142)	(1,843)
Proceeds, including principal payments, from loans held for sale	165,995	192,232
Originations of loans held for sale	(157,770)	(204,444)
Loss on sale of assets, net	460	11
Non-cash compensation	1,712	1,576
Deferred income tax expense (benefit)	1,747	(2,424)
Increase in accrued interest receivable and other assets	(3,612)	(1,818)
Increase in cash surrender value of bank-owned life insurance	(667)	(718)
Increase in accrued interest payable and other liabilities	793	711
Net cash provided by operating activities	43,922	18,110
Cash flows from investing activities:
Purchases of securities available for sale	(125,380)	(57,187)
Proceeds from maturities, prepayments and calls on securities available for sale	64,278	66,653
Proceeds from maturities, prepayments and calls on securities held to maturity	800	4,130
Proceeds from sales of securities available for sale	5,068	—
Decrease (increase) in loans, net	99,621	(245,440)
Increase in interest-bearing deposits in banks	—	100
Proceeds from sale of foreclosed assets	2,274	3,039
Purchases of office properties and equipment	(1,998)	(1,570)
Proceeds from bank-owned life insurance	1,717	—
Proceeds from sale of office properties and equipment	400	4
Purchase of Federal Home Loan Bank stock	—	(1,592)
Net cash provided by (used in) investing activities	46,780	(231,863)
Cash flows from financing activities:
Increase in deposits, net	151,896	386,509
Borrowings on Federal Home Loan Bank advances	—	119,700
Repayments of Federal Home Loan Bank advances	(2,408)	(128,901)
Proceeds from exercise of stock options	80	30
Issuance of stock under incentive plans, net	176	(9)
Dividends paid to shareholders	(5,906)	(5,978)
Purchase of Company’s common stock	(8,798)	(11,609)
Net cash provided by financing activities	135,040	359,742
Net change in cash and cash equivalents	225,742	145,989
Cash and cash equivalents, beginning	187,952	39,847
Cash and cash equivalents, ending	$413,694	$185,836
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. Certain reclassifications have been made to prior period balances to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020.

Purchase and Assumption Agreement

On August 27, 2021, the Company entered into a Purchase and Assumption Agreement ("Agreement") to sell its deposit accounts, certain loans and branch office located in Vicksburg, Mississippi to Vidalia, Louisiana-based Delta Bank. Pursuant to the Agreement, the Bank will sell branch deposits of approximately $15.7 million, approximately $2.3 million in loans, which is included in Loans, net of unearned income on the Consolidated Statements of Financial Condition, and substantially all branch-related real estate, fixed assets and equipment. The Bank will receive a premium based on specified percentages of deposit and loan categories. The Company estimates that it will record a pre-tax loss of approximately $23,000 when the transaction closes, which is expected to occur in the first quarter of 2022.
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

There have been no material changes from the critical accounting policies disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
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

3. Investment Securities
The following tables summarize the Company’s available for sale and held to maturity investment securities at September 30, 2021 and December 31, 2020.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021
Available for sale:
U.S. agency mortgage-backed	$213,091	$2,580	$2,155	$213,516
Collateralized mortgage obligations	35,201	965	1	36,165
Municipal bonds	43,348	384	634	43,098
U.S. government agency	5,731	39	9	5,761
Corporate bonds	5,500	94	9	5,585
Total available for sale	$302,871	$4,062	$2,808	$304,125
Held to maturity:
Municipal bonds	$2,110	$37	$—	$2,147
Total held to maturity	$2,110	$37	$—	$2,147

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Available for sale:
U.S. agency mortgage-backed	$138,669	$4,162	$19	$142,812
Collateralized mortgage obligations	74,112	1,565	57	75,620
Municipal bonds	27,306	717	12	28,011
U.S. government agency	6,210	55	10	6,255
Corporate bonds	2,000	54	—	2,054
Total available for sale	$248,297	$6,553	$98	$254,752
Held to maturity:
Municipal bonds	$2,934	$62	$—	$2,996
Total held to maturity	$2,934	$62	$—	$2,996

The estimated fair value and amortized cost by contractual maturity of the Company’s investment securities as of September 30, 2021 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Available for sale:
U.S. agency mortgage-backed	$4,150	$18,271	$70,572	$120,523	$213,516
Collateralized mortgage obligations	638	19,095	6,034	10,398	36,165
Municipal bonds	356	1,351	10,234	31,157	43,098
U.S. government agency	—	—	5,358	403	5,761
Corporate bonds	—	—	5,585	—	5,585
Total available for sale	$5,144	$38,717	$97,783	$162,481	$304,125
Held to maturity:
Municipal bonds	$—	$1,127	$1,020	$—	$2,147
Total held to maturity	$—	$1,127	$1,020	$—	$2,147

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Available for sale:
U.S. agency mortgage-backed	$4,145	$17,646	$69,870	$121,430	$213,091
Collateralized mortgage obligations	627	18,514	5,825	10,235	35,201
Municipal bonds	355	1,349	10,004	31,640	43,348
U.S. government agency	—	—	5,324	407	5,731
Corporate bonds	—	—	5,500	—	5,500
Total available for sale	$5,127	$37,509	$96,523	$163,712	$302,871
Held to maturity:
Municipal bonds	$—	$1,099	$1,011	$—	$2,110
Total held to maturity	$—	$1,099	$1,011	$—	$2,110

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

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
September 30, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$141,158	$2,155	$—	$—	$141,158	$2,155
Collateralized mortgage obligations	134	—	1,658	1	1,792	1
Municipal bonds	29,182	601	1,253	33	30,435	634
U.S. government agency	—	—	1,049	9	1,049	9
Corporate bonds	3,491	9	—	—	3,491	9
Total available for sale	$173,965	$2,765	$3,960	$43	$177,925	$2,808
Held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Total held to maturity	$—	$—	$—	$—	$—	$—

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$13,666	$19	$—	$—	$13,666	$19
Collateralized mortgage obligations	13,615	55	2,309	2	15,924	57
Municipal bonds	1,278	12	—	—	1,278	12
U.S. government agency	—	—	1,196	10	1,196	10
Corporate bonds	—	—	—	—	—	—
Total available for sale	$28,559	$86	$3,505	$12	$32,064	$98
Held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Total held to maturity	$—	$—	$—	$—	$—	$—

At September 30, 2021, 62 of the Company’s debt securities had unrealized losses totaling 1.6% of the individual securities’ amortized cost basis and 0.9% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 4 of the 62 securities had been in a continuous loss position for over 12 months. Management has determined that the declines in the fair value of these securities were not attributable to credit losses. As a result, no ACL was recorded for available for sale investment securities at September 30, 2021.

At September 30, 2021, it was determined that no ACL was required for the Company's held-to-maturity investment securities. The Company monitors credit quality of debt securities held-to-maturity through the use of credit ratings. The following tables present the amortized cost of the Company's held-to-maturity securities by credit quality rating at September 30, 2021 and December 31, 2020.

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
September 30, 2021
Held to maturity:
Municipal bonds	$2,110	$—	$2,110

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
December 31, 2020
Held to maturity:
Municipal bonds	$2,934	$—	$2,934

Accrued interest receivable on the Company's investment securities was $773,000 and $744,000 at September 30, 2021 and December 31, 2020, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
At September 30, 2021 and December 31, 2020, the Company had $151,330,000 and $125,889,000, respectively, of securities pledged to secure public deposits.
4. Earnings Per Share
Earnings per common share was computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income available to common shareholders	$15,059	$8,782	$38,383	$14,185
Denominator:
Weighted average common shares outstanding	8,354	8,627	8,413	8,737
Effect of dilutive securities:
Restricted stock	12	7	12	9
Stock options	40	17	35	23
Weighted average common shares outstanding – assuming dilution	8,406	8,651	8,460	8,769
Basic earnings per common share	$1.80	$1.01	$4.56	$1.61
Diluted earnings per common share	$1.79	$1.01	$4.54	$1.61

Options for 106,190 and 160,282 shares of common stock were not included in the computation of diluted EPS for the three months ended September 30, 2021 and 2020, respectively, because the effect of these shares was anti-dilutive. For the nine months ended September 30, 2021 and 2020, options on 98,262 and 129,559, respectively, shares of common stock were not included in the computation of diluted EPS because the effect of these shares was anti-dilutive.

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

The Company’s loans, net of unearned income, consisted of the following as of the dates indicated.

(dollars in thousands)	September 30, 2021	December 31, 2020
Real estate loans:
One- to four-family first mortgage	$360,150	$395,638
Home equity loans and lines	59,667	67,700
Commercial real estate	802,401	750,623
Construction and land	241,286	221,823
Multi-family residential	92,062	87,332
Total real estate loans	1,555,566	1,523,116
Other loans:
Commercial and industrial	284,831	417,926
Consumer	34,779	38,912
Total other loans	319,610	456,838
Total loans	$1,875,176	$1,979,954

The net investment in PPP loans, which is included in commercial and industrial loans, was $95,560,000 and $221,220,000 at September 30, 2021 and December 31, 2020, respectively.

The net discount on the Company’s loans was $4,773,000 and $6,650,000 at September 30, 2021 and December 31, 2020, respectively. In addition, loan balances as of September 30, 2021 and December 31, 2020 are reported net of unearned income of $6,879,000 and $8,727,000, respectively. Unearned income at September 30, 2021 and December 31, 2020 included PPP deferred lender fees of $3,334,000 and $5,449,000, respectively.

Accrued interest receivable on the Company's loans was $6,482,000 and $8,635,000 at September 30, 2021 and December 31, 2020, respectively, and is excluded from the estimate of the ACL. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

Allowance for Credit Losses
The ACL, which includes the ALL and the ACL on unfunded lending commitments, and recorded investment in loans as of the dates indicated are as follows.

	September 30, 2021
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$2,145	$—	$2,145
Home equity loans and lines	521	—	521
Commercial real estate	12,872	455	13,327
Construction and land	3,628	—	3,628
Multi-family residential	627	—	627
Commercial and industrial	2,815	435	3,250
Consumer	651	—	651
Total allowance for loan losses	$23,259	$890	$24,149

Unfunded lending commitments(1)	$1,800	$—	$1,800
Total allowance for credit losses	$25,059	$890	$25,949

	September 30, 2021
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$360,150	$—	$360,150
Home equity loans and lines	59,667	—	59,667
Commercial real estate	798,520	3,881	802,401
Construction and land	241,286	—	241,286
Multi-family residential	92,062	—	92,062
Commercial and industrial	284,055	776	284,831
Consumer	34,779	—	34,779
Total loans	$1,870,519	$4,657	$1,875,176

	December 31, 2020
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for loan losses:
One- to four-family first mortgage	$2,965	$100	$3,065
Home equity loans and lines	676	—	676
Commercial real estate	17,843	1,008	18,851
Construction and land	4,155	—	4,155
Multi-family residential	1,077	—	1,077
Commercial and industrial	3,845	431	4,276
Consumer	863	—	863
Total allowance for loan losses	$31,424	$1,539	$32,963

Unfunded lending commitments(1)	$1,425	$—	$1,425
Total allowance for credit losses	$32,849	$1,539	$34,388

	December 31, 2020
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$394,632	$1,006	$395,638
Home equity loans and lines	67,700	—	67,700
Commercial real estate	743,223	7,400	750,623
Construction and land	221,823	—	221,823
Multi-family residential	87,332	—	87,332
Commercial and industrial	417,320	606	417,926
Consumer	38,912	—	38,912
Total loans	$1,970,942	$9,012	$1,979,954
(1)The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.
(2)There were no PCD loans individually evaluated at September 30, 2021. At December 31, 2020, loans individually evaluated included PCD loans of $277,000.

A summary of activity in the ACL for the nine months ended September 30, 2021 and September 30, 2020 follows.

	Nine Months Ended September 30, 2021
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$3,065	$(176)	$13	$(757)	$2,145
Home equity loans and lines	676	(6)	6	(155)	521
Commercial real estate	18,851	(1,024)	—	(4,500)	13,327
Construction and land	4,155	—	63	(590)	3,628
Multi-family residential	1,077	—	—	(450)	627
Commercial and industrial	4,276	(522)	307	(811)	3,250
Consumer	863	(79)	117	(250)	651
Total allowance for loan losses	$32,963	$(1,807)	$506	$(7,513)	$24,149

Unfunded lending commitments	$1,425	$—	$—	$375	$1,800
Total allowance for credit losses	$34,388	$(1,807)	$506	$(7,138)	$25,949

	Nine Months Ended September 30, 2020
(dollars in thousands)	Beginning Balance	ASC Topic 326 Adoption Impact(1)	Charge-offs	Recoveries	Provision	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$2,715	$986	$(55)	$12	$(245)	$3,413
Home equity loans and lines	1,084	(1)	(575)	15	248	771
Commercial real estate	6,541	1,974	(5)	55	9,786	18,351
Construction and land	2,670	519	(688)	—	1,577	4,078
Multi-family residential	572	(245)	—	—	740	1,067
Commercial and industrial	3,694	1,243	(977)	91	386	4,437
Consumer	592	157	(222)	122	236	885
Total allowance for loan losses	$17,868	$4,633	$(2,522)	$295	$12,728	$33,002

Unfunded lending commitments	$—	$1,425	$—	$—	$—	$1,425
Total allowance for credit losses	$17,868	$6,058	$(2,522)	$295	$12,728	$34,427
(1)On January 1, 2020 the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced a new model known as CECL.

Credit Quality
The following tables present the Company’s loan portfolio by credit quality classification and origination year as of September 30, 2021 and December 31, 2020.

	September 30, 2021
	Term Loans by Origination Year
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$60,900	$48,750	$48,301	$37,619	$36,930	$108,990	$12,806	$383	$354,679
Special Mention	—	—	—	—	15	652	—	—	667
Substandard	—	596	720	269	456	2,763	—	—	4,804
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$60,900	$49,346	$49,021	$37,888	$37,401	$112,405	$12,806	$383	$360,150
Home equity loans and lines:
Pass	$892	$983	$1,147	$1,008	$991	$3,775	$50,483	$187	$59,466
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	201	—	—	—	201
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$892	$983	$1,147	$1,008	$1,192	$3,775	$50,483	$187	$59,667
Commercial real estate:
Pass	$171,569	$206,657	$148,886	$79,170	$90,403	$71,890	$20,350	$1,734	$790,659
Special Mention	—	—	—	—	—	1,238	—	—	1,238
Substandard	—	826	885	1,770	310	6,105	—	608	10,504
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$171,569	$207,483	$149,771	$80,940	$90,713	$79,233	$20,350	$2,342	$802,401
Construction and land:
Pass	$118,216	$56,019	$49,358	$7,387	$3,052	$2,297	$3,528	$—	$239,857
Special Mention	587	417	—	—	—	—	—	—	1,004
Substandard	—	—	189	—	8	228	—	—	425
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$118,803	$56,436	$49,547	$7,387	$3,060	$2,525	$3,528	$—	$241,286

	September 30, 2021
	Term Loans by Origination Year
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Multi-family residential:
Pass	$12,018	$38,482	$14,633	$6,382	$2,624	$3,236	$187	$—	$77,562
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	500	14,000	—	—	—	—	—	—	14,500
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$12,518	$52,482	$14,633	$6,382	$2,624	$3,236	$187	$—	$92,062
Commercial and industrial:
Pass	$115,701	$45,219	$16,539	$9,992	$3,633	$2,495	$83,901	$758	$278,238
Special Mention	539	528	140	—	—	—	1,607	—	2,814
Substandard	—	2,082	—	420	6	22	1,249	—	3,779
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$116,240	$47,829	$16,679	$10,412	$3,639	$2,517	$86,757	$758	$284,831
Consumer:
Pass	$4,649	$3,340	$1,492	$493	$1,243	$16,245	$7,080	$3	$34,545
Special Mention	—	—	—	—	—	3	—	—	3
Substandard	—	34	—	—	14	183	—	—	231
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$4,649	$3,374	$1,492	$493	$1,257	$16,431	$7,080	$3	$34,779
Total loans:
Pass	$483,945	$399,450	$280,356	$142,051	$138,876	$208,928	$178,335	$3,065	$1,835,006
Special Mention	1,126	945	140	—	15	1,893	1,607	—	5,726
Substandard	500	17,538	1,794	2,459	995	9,301	1,249	608	34,444
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$485,571	$417,933	$282,290	$144,510	$139,886	$220,122	$181,191	$3,673	$1,875,176

	December 31, 2020
	Term Loans by Origination Year
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$58,958	$65,070	$46,412	$48,851	$37,039	$114,588	$17,762	$1,457	$390,137
Special Mention	—	—	167	16	—	1,057	—	—	1,240
Substandard	129	34	—	335	1,069	2,694	—	—	4,261
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$59,087	$65,104	$46,579	$49,202	$38,108	$118,339	$17,762	$1,457	$395,638
Home equity loans and lines:
Pass	$1,172	$1,307	$2,028	$964	$1,889	$5,537	$53,309	$1,389	$67,595
Special Mention	—	—	—	43	—	—	—	—	43
Substandard	—	—	—	—	—	58	4	—	62
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,172	$1,307	$2,028	$1,007	$1,889	$5,595	$53,313	$1,389	$67,700
Commercial real estate:
Pass	$235,900	$156,646	$96,153	$102,166	$59,859	$60,720	$22,962	$56	$734,462
Special Mention	—	—	—	15	951	—	—	—	966
Substandard	1,606	1,994	1,742	323	1,344	8,164	—	22	15,195
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$237,506	$158,640	$97,895	$102,504	$62,154	$68,884	$22,962	$78	$750,623
Construction and land:
Pass	$87,540	$91,337	$16,703	$5,486	$2,585	$1,505	$1,892	$429	$207,477
Special Mention	877	—	—	—	—	618	—	627	2,122
Substandard	451	50	—	—	252	249	—	11,222	12,224
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$88,868	$91,387	$16,703	$5,486	$2,837	$2,372	$1,892	$12,278	$221,823

	December 31, 2020
	Term Loans by Origination Year
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Multi-family residential:
Pass	$40,462	$24,329	$9,711	$3,844	$2,889	$4,539	$1,452	$—	$87,226
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	106	—	—	106
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$40,462	$24,329	$9,711	$3,844	$2,889	$4,645	$1,452	$—	$87,332
Commercial and industrial:
Pass	$264,079	$29,115	$21,053	$6,001	$3,952	$2,408	$82,039	$1,311	$409,958
Special Mention	2,089	792	131	—	—	1	1,801	—	4,814
Substandard	592	—	427	23	141	16	1,955	—	3,154
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$266,760	$29,907	$21,611	$6,024	$4,093	$2,425	$85,795	$1,311	$417,926
Consumer:
Pass	$6,844	$2,667	$1,149	$2,073	$1,118	$18,258	$6,340	$27	$38,476
Special Mention	4	—	4	—	13	120	—	5	146
Substandard	—	34	3	12	17	223	—	1	290
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$6,848	$2,701	$1,156	$2,085	$1,148	$18,601	$6,340	$33	$38,912
Total loans:
Pass	$694,955	$370,471	$193,209	$169,385	$109,331	$207,555	$185,756	$4,669	$1,935,331
Special Mention	2,970	792	302	74	964	1,796	1,801	632	9,331
Substandard	2,778	2,112	2,172	693	2,823	11,510	1,959	11,245	35,292
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$700,703	$373,375	$195,683	$170,152	$113,118	$220,861	$189,516	$16,546	$1,979,954

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

Age analysis of past due loans as of the dates indicated are as follows.

	September 30, 2021
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,089	$1,161	$499	$2,749	$255,156	$257,905
Home equity loans and lines	14	—	163	177	47,734	47,911
Commercial real estate	200	679	5,312	6,191	668,947	675,138
Construction and land	211	—	189	400	231,232	231,632
Multi-family residential	—	—	—	—	88,617	88,617
Total real estate loans	1,514	1,840	6,163	9,517	1,291,686	1,301,203
Other loans:
Commercial and industrial	457	—	362	819	272,692	273,511
Consumer	149	25	92	266	30,684	30,950
Total other loans	606	25	454	1,085	303,376	304,461
Total originated loans	$2,120	$1,865	$6,617	$10,602	$1,595,062	$1,605,664
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,454	$532	$1,018	$3,004	$99,241	$102,245
Home equity loans and lines	39	—	—	39	11,717	11,756
Commercial real estate	—	1,720	637	2,357	124,906	127,263
Construction and land	102	163	73	338	9,316	9,654
Multi-family residential	88	—	—	88	3,357	3,445
Total real estate loans	1,683	2,415	1,728	5,826	248,537	254,363
Other loans:
Commercial and industrial	20	27	420	467	10,853	11,320
Consumer	109	8	15	132	3,697	3,829
Total other loans	129	35	435	599	14,550	15,149
Total acquired loans	$1,812	$2,450	$2,163	$6,425	$263,087	$269,512
Total loans:
Real estate loans:
One- to four-family first mortgage	$2,543	$1,693	$1,517	$5,753	$354,397	$360,150
Home equity loans and lines	53	—	163	216	59,451	59,667
Commercial real estate	200	2,399	5,949	8,548	793,853	802,401
Construction and land	313	163	262	738	240,548	241,286
Multi-family residential	88	—	—	88	91,974	92,062
Total real estate loans	3,197	4,255	7,891	15,343	1,540,223	1,555,566
Other loans:
Commercial and industrial	477	27	782	1,286	283,545	284,831
Consumer	258	33	107	398	34,381	34,779
Total other loans	735	60	889	1,684	317,926	319,610
Total loans	$3,932	$4,315	$8,780	$17,027	$1,858,149	$1,875,176

	December 31, 2020
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,651	$66	$365	$2,082	$258,386	$260,468
Home equity loans and lines	117	148	—	265	52,101	52,366
Commercial real estate	518	532	6,770	7,820	581,524	589,344
Construction and land	—	—	—	—	207,928	207,928
Multi-family residential	94	—	—	94	82,051	82,145
Total real estate loans	2,380	746	7,135	10,261	1,181,990	1,192,251
Other loans:
Commercial and industrial	797	3	603	1,403	398,377	399,780
Consumer	219	42	145	406	32,702	33,108
Total other loans	1,016	45	748	1,809	431,079	432,888
Total originated loans	$3,396	$791	$7,883	$12,070	$1,613,069	$1,625,139
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,823	$502	$1,154	$3,479	$131,691	$135,170
Home equity loans and lines	34	43	25	102	15,232	15,334
Commercial real estate	603	303	2,462	3,368	157,911	161,279
Construction and land	—	—	142	142	13,753	13,895
Multi-family residential	92	—	—	92	5,095	5,187
Total real estate loans	2,552	848	3,783	7,183	323,682	330,865
Other loans:
Commercial and industrial	3	—	907	910	17,236	18,146
Consumer	126	50	66	242	5,562	5,804
Total other loans	129	50	973	1,152	22,798	23,950
Total acquired loans	$2,681	$898	$4,756	$8,335	$346,480	$354,815
Total loans:
Real estate loans:
One- to four-family first mortgage	$3,474	$568	$1,519	$5,561	$390,077	$395,638
Home equity loans and lines	151	191	25	367	67,333	67,700
Commercial real estate	1,121	835	9,232	11,188	739,435	750,623
Construction and land	—	—	142	142	221,681	221,823
Multi-family residential	186	—	—	186	87,146	87,332
Total real estate loans	4,932	1,594	10,918	17,444	1,505,672	1,523,116
Other loans:
Commercial and industrial	800	3	1,510	2,313	415,613	417,926
Consumer	345	92	211	648	38,264	38,912
Total other loans	1,145	95	1,721	2,961	453,877	456,838
Total loans	$6,077	$1,689	$12,639	$20,405	$1,959,549	$1,979,954

At September 30, 2021 and December 31, 2020, loans greater than 90 days past due and accruing totaled $13,000 and $2,000, respectively.

The following tables summarize information pertaining to nonaccrual loans as of dates indicated.

	September 30, 2021
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total(1)
Nonaccrual loans:
One- to four-family first mortgage	$3,694	$—	$3,694
Home equity loans and lines	202	—	202
Commercial real estate	5,755	3,310	9,065
Construction and land	437	—	437
Multi-family residential	—	—	—
Commercial and industrial	834	23	857
Consumer	233	—	233
Total	$11,155	$3,333	$14,488

	December 31, 2020
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total(1)
Nonaccrual loans:
One- to four-family first mortgage	$3,838	$—	$3,838
Home equity loans and lines	63	—	63
Commercial real estate	12,298	—	12,298
Construction and land	469	—	469
Multi-family residential	—	—	—
Commercial and industrial	1,717	—	1,717
Consumer	292	—	292
Total	$18,677	$—	$18,677
(1)PCD loans of $122,000 and $390,000 are included in nonaccrual loans at September 30, 2021 and December 31, 2020, respectively.
All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. All payments received while on nonaccrual status are applied against the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.

Collateral Dependent Loans
The Company held loans that were individually evaluated for credit losses at September 30, 2021 and December 31, 2020 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:
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
•Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.

The tables below summarize collateral dependent loans and the related ACL at September 30, 2021 and December 31, 2020.

	September 30, 2021
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$—	$—
Home equity loans and lines	—	—
Commercial real estate	3,881	455
Construction and land	—	—
Multi-family residential	—	—
Commercial and industrial	776	435
Consumer	—	—
Total	$4,657	$890

	December 31, 2020
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$1,006	$100
Home equity loans and lines	—	—
Commercial real estate	7,400	1,008
Construction and land	—	—
Multi-family residential	—	—
Commercial and industrial	606	431
Consumer	—	—
Total	$9,012	$1,539

There were no PCD loans included in collateral dependent loans. At December 31, 2020, collateral dependent commercial real estate loans included one loan acquired with deteriorated credit quality totaling $277,000.

Foreclosed Assets and ORE
Foreclosed assets and ORE include real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets and ORE totaled $1,031,000 and 1,302,000 at September 30, 2021 and December 31, 2020, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

The carrying amount of foreclosed residential real estate properties held at September 30, 2021 and December 31, 2020 totaled $136,000 and $877,000, respectively. Loans secured by single family residential real estate that were in the process of foreclosure at September 30, 2021 and December 31, 2020 totaled $1,377,000 and $446,000, respectively.

Foreclosed assets and ORE included certain bank buildings that meet the criteria to be classified as assets held for sale. The carrying value of these assets totaled $179,000 and $212,000 at September 30, 2021 and December 31, 2020, respectively. During the nine months ended September 30, 2021, the company wrote-down an asset held for sale by $45,000, which is recorded in foreclosed assets and ORE, net expense on the Consolidated Statements of Income. The Company expects the sale of the asset to occur during the fourth quarter of 2021.
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

As of September 30, 2021, the Company had modified loans with an aggregate outstanding loan balance of $4.5 million, or less than 1% of total outstanding loans, via payment relief in the nature of principal and/or interest deferrals for 90 days. These modifications were done in accordance with Section 4013 of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act and the Interagency Statement on Loan Modifications on Reporting for Financial Institutions Working With Customers Affected by the Coronavirus. Accordingly, these loans were not categorized as TDRs.

The following table summarizes information pertaining to TDRs modified during the periods indicated.

	Nine Months Ended September 30,
	2021			2020
(dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructurings:
One- to four-family first mortgage	2	$77	$74	8	$1,095	$484
Home equity loans and lines	—	—	—	—	—	—
Commercial real estate	2	479	445	4	1,044	992
Construction and land	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	2	2,397	2,308	4	74	66
Other consumer	1	5	2	2	13	10
Total	7	$2,958	$2,829	18	$2,226	$1,552

None of the the loans modified during the nine months ended September 30, 2021 defaulted during the same period.

Five one- to four-family first mortgage loans totaling $674,000, two commercial real estate loans totaling $282,000, three commercial and industrial loans totaling $35,000, and two consumer loans totaling $8,000 were modified during the nine months ended September 30, 2020 and defaulted within twelve months of modification. The defaults did not have a significant impact on our allowance for credit losses at September 30, 2020.
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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. During the next twelve months, the Company estimates that an additional $62,000 will be reclassified as additional interest expense.

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

Fair Values of Derivative Instruments
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Financial Condition as of September 30, 2021 and December 31, 2020.

	September 30, 2021
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$40,000	$1,188	$—	$—

Derivatives not designated as hedging instruments:
Risk participation agreements	—	—	10,000	33

Netting adjustments		—		—

Net derivative amounts		$1,188		$33

	December 31, 2020
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$40,000	$214	$—	$—

Derivatives not designated as hedging instruments:
Risk participation agreements	—	—	10,000	58

Netting adjustments		—		—

Net derivative amounts		$214		$58

(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

At September 30, 2021 and December 31, 2020, accumulated unrealized gains, net of taxes, on derivative instruments totaled $943,000 and $174,000, respectively.

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income and the Consolidated Statements of Income
The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income and the Consolidated Statements of Income as of September 30, 2021 and September 30, 2020.

	Three Months Ended September 30, 2021
	Amount of Gain Recognized in OCI		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$39	$39	Interest expense	$(16)	$(16)

	Nine Months Ended September 30, 2021
	Amount of Gain Recognized in OCI		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$926	$926	Interest expense	$(48)	$(48)

	Three Months Ended September 30, 2020
	Amount of Gain Recognized in OCI		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$60	$60	Interest expense	$(16)	$(16)

	Nine Months Ended September 30, 2020
	Amount of Loss Recognized in OCI		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$(110)	$(110)	Interest expense	$(28)	$(28)

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of September 30, 2021.

(dollars in thousands)	Location of Income Recognized on Non-designated Hedges	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Effects of non-designated hedges
Risk participation agreements	Other noninterest income	$6	$26

At and during the three and nine months ended September 30, 2020, the Company was not a party to derivative contracts not designated as hedging instruments.

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

As of September 30, 2021, there were no derivatives with credit-risk-related contingent features in a net liability position. Such derivatives are measured at fair value, which includes accrued interest but excludes any adjustment for nonperformance risk. If the Company had breached any provisions at September 30, 2021, it would not have been required to settle any obligations under the agreements since the termination value was $0.

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
Management primarily identifies investment securities which may have traded in illiquid or inactive markets, by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of September 30, 2021, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

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

The following tables present the balances of assets measured for fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

(dollars in thousands)	September 30, 2021	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$213,516	$—	$213,516	$—
Collateralized mortgage obligations	36,165	—	36,165	—
Municipal bonds	43,098	—	43,098	—
U.S. government agency	5,761	—	5,761	—
Corporate bonds	5,585	—	5,585	—
Total	$304,125	$—	$304,125	$—

Derivative assets	$1,188	$—	$1,188	$—
Total	$305,313	$—	$305,313	$—

Liabilities
Derivative liabilities	$33	$—	$33	$—

(dollars in thousands)	December 31, 2020	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$142,812	$—	$142,812	$—
Collateralized mortgage obligations	75,620	—	75,620	—
Municipal bonds	28,011	—	28,011	—
U.S. government agency	6,255	—	6,255	—
Corporate bonds	2,054	—	2,054	—
Total	$254,752	$—	$254,752	$—

Derivative assets	$214	$—	$214	$—
Total	$254,966	$—	$254,966	$—

Liabilities
Derivative liabilities	$58	$—	$58	$—

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

		Fair Value Measurements Using
(dollars in thousands)	September 30, 2021	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$3,767	$—	$—	$3,767
Foreclosed assets and ORE	1,031	—	—	1,031
Total	$4,798	$—	$—	$4,798

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2020	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$7,473	$—	$—	$7,473
Foreclosed assets and ORE	1,302	—	—	1,302
Total	$8,775	$—	$—	$8,775

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
September 30, 2021
Loans individually evaluated	$3,767	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 100%	19%
Foreclosed assets and ORE	$1,031	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 61%	7%
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
December 31, 2020
Loans individually evaluated	$7,473	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	3% - 87%	17%
Foreclosed assets and ORE	$1,302	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 42%	11%

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
Methods and assumptions used to estimate fair value of each class of financial instruments for which it is practicable to estimate fair value are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes from the fair value estimate methods and assumptions disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at September 30, 2021
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$413,694	$413,694	$413,694	$—	$—
Interest-bearing deposits in banks	349	349	349	—	—
Investment securities available for sale	304,125	304,125	—	304,125	—
Investment securities held to maturity	2,110	2,147	—	2,147	—
Mortgage loans held for sale	3,476	3,476	—	3,476	—
Loans, net	1,851,027	1,856,000	—	1,852,233	3,767
Cash surrender value of BOLI	40,142	40,142	40,142	—	—
Derivative assets(1)	1,188	1,188	—	1,188	—
Financial Liabilities
Deposits	$2,365,717	$2,366,388	$—	$2,366,388	$—
Other borrowings	5,539	5,993	—	5,993	—
Long-term FHLB advances	26,430	26,843	—	26,843	—
Derivative liabilities(1)	33	33	—	33	—

		Fair Value Measurements at December 31, 2020
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$187,952	$187,952	$187,952	$—	$—
Interest-bearing deposits in banks	349	349	349	—	—
Investment securities available for sale	254,752	254,752	—	254,752	—
Investment securities held to maturity	2,934	2,996	—	2,996	—
Mortgage loans held for sale	9,559	9,559	—	9,559	—
Loans, net	1,946,991	1,957,705	—	1,950,232	7,473
Cash surrender value of BOLI	40,334	40,334	40,334	—	—
Derivative assets(1)	214	214	—	214	—
Financial Liabilities
Deposits	$2,213,821	$2,216,002	$—	$2,216,002	$—
Other borrowings	5,539	6,224	—	6,224	—
Long-term FHLB advances	28,824	29,662	—	29,662	—
Derivative liabilities(1)	58	58	—	58	—
(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and the Bank from December 31, 2020 through September 30, 2021 and on its results of operations for the three and nine months ended September 30, 2021 and 2020. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

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

Non-GAAP Financial Measures
Management's Discussion and Analysis of Financial Condition and Results of Operations contains financial information determined by methods other than in accordance with generally accepted accounting principles (“GAAP”). The Company's management uses this non-GAAP financial information in its analysis of the Company's performance. In this Item 2, information is included which excludes PPP loans and the effect of PPP loans on income. Management believes the presentation of this non-GAAP financial information provides useful information that is helpful to a full understanding of the Company’s financial position and operating results. This non-GAAP financial information should not be viewed as a substitute for financial information determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP financial information presented by other companies. A reconciliation on non-GAAP information included herein to GAAP is presented at the end of this item.

EXECUTIVE OVERVIEW
The Company reported net income for the third quarter of 2021 of $15.1 million, or $1.79 diluted EPS, up $6.3 million compared to the the third quarter of 2020. Net income for the third quarter of 2020 totaled $8.8 million, or $1.01 diluted EPS. For the nine months ended September 30, 2021, the Company reported net income of $38.4 million, or $4.54 diluted EPS, up $24.2 million from $14.2 million, or $1.61 diluted EPS, for the nine months ended September 30, 2020.

Key components of the Company’s performance during the three and nine months ended September 30, 2021 include:

•Assets increased $171.6 million, or 6.6%, from December 31, 2020 to $2.8 billion at September 30, 2021.
•Total loans were $1.9 billion at September 30, 2021, down $104.8 million, or 5.3%, from December 31, 2020.
•PPP loans totaled $95.6 million at September 30, 2021, down $125.7 million, or 56.8%, from December 31, 2020.
•During the three and nine months ended September 30, 2021, the Company reversed $2.4 million and $7.5 million, respectively, of the allowance for loan losses, primarily due to improvements in our assessment of the economic impact of the COVID-19 pandemic. During nine months ended September 30, 2020, the Company provisioned $12.7 million to the allowance for loan losses.
•The ALL totaled $24.1 million, or 1.29% of total loans, at September 30, 2021 compared to $33.0 million, or 1.66% of total loans, at December 31, 2020. Excluding PPP loans, the ratio of the ALL to total loans was 1.36% and 1.87% at September 30, 2021 and December 31, 2020, respectively.
•Nonperforming assets decreased $4.4 million, or 22.3%, from $20.0 million, or 0.77% of total assets, at December 31, 2020 to $15.5 million, or 0.56% of total assets, at September 30, 2021.
•Total deposits increased $151.9 million, or 6.9%, from $2.2 billion at December 31, 2020 to $2.4 billion at September 30, 2021.
•The net interest margin was 4.16% and 4.01% for the three and nine months ended September 30, 2021, respectively, up 34 and 10 bps, respectively, from the comparable periods in 2020. Excluding the impact of PPP loans, the net interest margin was 3.64% and 3.74% for the three and nine months ended September 30, 2021, respectively, compared to 3.96% and 3.98% for the three and nine months ended September 30, 2020, respectively.
•The average rate paid on total interest-bearing deposits was 0.27%, down 33 bps from the third quarter of 2020. For the nine months ended September 30, 2021, the average rate paid on total interest-bearing deposits was 0.35%, down 45 bps from the nine months ended September 30, 2020.
•Total interest expense for the third quarter of 2021 was down $1.3 million, or 49.8%, compared to the third quarter of 2020. For the nine months ended September 30, 2021, total interest expense was down $5.0 million, or 51.0%, from the comparable period in 2020.
•Noninterest income for the third quarter of 2021 was up $1.6 million, or 41.9%, compared to the third quarter of 2020, primarily due to a non-taxable bank-owned life insurance benefit (up $1.7 million), partially offset by a decrease in gains on the the sale of loans (down $489,000). The Company recognized a life insurance benefit of $1.7 million following the death of an employee during the third quarter of 2021. For the nine months ended September 30, 2021, noninterest income was up $2.5 million, or 24.2%, from the comparable period in 2020, primarily due to income from bank-owned life insurance (up $1.7 million), income from bank card fees (up $821,000), and gains on the sale of loans (up $299,000), which were partially offset by an increase in net losses on the sale of assets (up $449,000).
•Noninterest expense for the third quarter of 2021 was up $315,000, or 2.0%, compared to the third quarter of 2020, primarily due to increases in expenses for data processing and communication (up $267,000), marketing and advertising (up $111,000), and other expenses (up $160,000), which were partially offset by a decrease in regulatory fees (down $225,000). For the nine months ended September 30, 2021, noninterest expense was up $2.0 million, or 4.2%, from the comparable period in 2020, primarily due to increases in expenses for compensation and benefits (up $642,000), data processing and communication (up $833,000), the provision for losses on unfunded lending commitments (up $375,000), and other expenses (up $208,000).

COVID-19 IMPACTS
After an increase in COVID-19 cases during the third quarter of 2021, Louisiana reinstituted its indoor mask mandate in August 2021. Mississippi's COVID-19 restrictions were lifted during the first quarter of 2021.

Under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"), the Company funded 4,875 PPP loans totaling $388.7 million during 2020 and 2021, in aggregate. At September 30, 2021, the total recorded net investment in PPP loans was $95.6 million, of which 565 loans with an aggregate outstanding balance of $17.9 million were for amounts of $150,000 or less.

To give immediate financial support to our customers, the Company began providing principal and/or interest payment deferral options in March 2020. At September 30, 2021, $4.5 million, or less than 1% of total loans, were under COVID-19 related deferral agreements. The level of COVID-19 deferrals previously totaled $558.8 million, or 28% of total loans, at June 30, 2020. Of the loans that have exited deferral agreements, $384.8 million, or 99%, were current and performing as of September 30, 2021.
FINANCIAL CONDITION

Loans, Allowance for Credit Losses and Asset Quality

Loans
Total loans at September 30, 2021 were $1.9 billion, down $104.8 million, or 5.3%, from December 31, 2020. PPP loans, included in commercial and industrial loans, totaled $95.6 million at September 30, 2021, down $125.7 million, or 56.8%, from December 31, 2020.
The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

(dollars in thousands)	September 30, 2021	December 31, 2020	Increase/(Decrease)
Real estate loans:
One-to four-family first mortgage	$360,150	$395,638	$(35,488)	(9.0)%
Home equity loans and lines	59,667	67,700	(8,033)	(11.9)
Commercial real estate	802,401	750,623	51,778	6.9
Construction and land	241,286	221,823	19,463	8.8
Multi-family residential	92,062	87,332	4,730	5.4
Total real estate loans	1,555,566	1,523,116	32,450	2.1%
Other loans:
Commercial and industrial	284,831	417,926	(133,095)	(31.8)
Consumer	34,779	38,912	(4,133)	(10.6)
Total other loans	319,610	456,838	(137,228)	(30.0)
Total loans	$1,875,176	$1,979,954	$(104,778)	(5.3)%

Excluding PPP loans, loans increased $20.9 million, or 1.2%, from December 31, 2020. Commercial real estate and construction and land loan growth was primarily driven by our New Orleans and Northshore markets. The growth in multifamily loans was primarily due to the conversion of existing construction loans to permanent financing. The Company experienced significant pay-downs in commercial and industrial loans primarily due to PPP loans and our residential loans, primarily due to refinances as customers sought to acquire lower interest rates.

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

At September 30, 2021, the ALL totaled $24.1 million, or 1.29% of total loans, down $8.8 million from $33.0 million, or 1.66% of total loans, at December 31, 2020. During the nine months ended September 30, 2021, the Company reversed $7.5 million of the allowance loan losses primarily due to improvements in our assessment of the economic impact of the COVID-19 pandemic. Net loan charge-offs totaled $1.3 million for the nine months ended September 30, 2021 and were primarily attributable to an acquired hotel loan and one originated commercial relationship, both of which were nonperforming prior to the COVID-19 crisis.

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

At September 30, 2021 and December 31, 2020, loans individually evaluated for credit losses were $4.7 million and $9.0 million, respectively. Total loans individually evaluated for credit losses at September 30, 2021 included $0.7 million of acquired loans, of which no loans were acquired with deteriorated credit quality. At December 31, 2020, loans individually evaluated for credit losses included $2.4 million of acquired loans, of which $277,000 was acquired with deteriorated credit quality.

The following tables provide a summary of loans individually evaluated for credit losses as of the dates indicated.

	September 30, 2021
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$—	$—	—%
Home equity loans and lines	—	—	—
Commercial real estate	3,881	455	11.72
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	776	435	56.06
Consumer	—	—	—
Total	$4,657	$890	19.11%

	December 31, 2020
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$1,006	$100	9.94%
Home equity loans and lines	—	—	—
Commercial real estate	7,400	1,008	13.62
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	606	431	71.12
Consumer	—	—	—
Total	$9,012	$1,539	17.08%

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

At September 30, 2021 and December 31, 2020, loans classified as substandard totaled $34.4 million and $35.3 million, respectively. There were no assets classified as doubtful at either date. For additional information, refer to Note 5 to the Consolidated Financial Statements.

The following tables provide a summary of loans classified as special mention and substandard as of the dates indicated.

(dollars in thousands)	September 30, 2021	December 31, 2020	Increase/(Decrease)
Special Mention Loans
One- to four-family first mortgage	$667	$1,240	$(573)	(46.2)%
Home equity loans and lines	—	43	(43)	(100.0)
Commercial real estate	1,238	966	272	28.2
Construction and land	1,004	2,122	(1,118)	(52.7)
Multi-family residential	—	—	—	—
Commercial and industrial	2,814	4,814	(2,000)	(41.5)
Consumer	3	146	(143)	(97.9)
Total special mention loans	$5,726	$9,331	$(3,605)	(38.6)%

(dollars in thousands)	September 30, 2021	December 31, 2020	Increase/(Decrease)
Substandard Loans
One- to four-family first mortgage	$4,804	$4,261	$543	12.7%
Home equity loans and lines	201	62	139	224.2
Commercial real estate	10,504	15,195	(4,691)	(30.9)
Construction and land	425	12,224	(11,799)	(96.5)
Multi-family residential	14,500	106	14,394	13579.2
Commercial and industrial	3,779	3,154	625	19.8
Consumer	231	290	(59)	(20.3)
Total substandard loans	$34,444	$35,292	$(848)	(2.4)%

Special mention loans decreased $3.6 million from December 31, 2020 to September 30, 2021 primarily due to upgrades of special mention loans to a pass rating and pay-offs.

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

	September 30, 2021			December 31, 2020
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans(2):
Real estate loans:
One- to four-family first mortgage	$1,723	$1,971	$3,694	$1,464	$2,374	$3,838
Home equity loans and lines	163	39	202	24	39	63
Commercial real estate	5,958	3,107	9,065	7,650	4,648	12,298
Construction and land	189	248	437	—	469	469
Multi-family residential	—	—	—	—	—	—
Other loans:
Commercial and industrial	385	472	857	603	1,114	1,717
Consumer	174	59	233	188	104	292
Total nonaccrual loans	8,592	5,896	14,488	9,929	8,748	18,677
Accruing loans 90 days or more past due	13	—	13	2	—	2
Total nonperforming loans	8,605	5,896	14,501	9,931	8,748	18,679
Foreclosed assets and ORE	772	259	1,031	422	880	1,302
Total nonperforming assets	9,377	6,155	15,532	10,353	9,628	19,981
Performing troubled debt restructurings	3,961	1,085	5,046	1,512	573	2,085
Total nonperforming assets and troubled debt restructurings	$13,338	$7,240	$20,578	$11,865	$10,201	$22,066

Nonperforming loans to total loans			0.77%			0.94%
Nonperforming loans to total assets			0.52%			0.72%
Nonperforming assets to total assets			0.56%			0.77%
(1)Nonaccrual acquired loans include PCD loans of $122,000 and $390,000 at September 30, 2021 and December 31, 2020, respectively.
(2)Nonaccrual loans include originated restructured loans placed on nonaccrual totaling $4.1 million and $6.5 million at September 30, 2021 and December 31, 2020, respectively. Acquired restructured loans placed on nonaccrual totaled $3.5 million and $3.5 million at September 30, 2021 and December 31, 2020, respectively.

As previously indicated, as a result of Section 4013 of the CARES Act and recent interagency guidance issued by Federal banking regulators, modifications, such as deferrals of principal and/or interest payments, to borrowers affected by the COVID-19 pandemic are not deemed to be TDRs if such modifications are made on loans that were current as of December 31, 2019. Such deferrals and loan modifications totaled $4.5 million, or less than 1% of total loans, at September 30, 2021 and $36.0 million, or 2% of total loans, at December 31, 2020. We will continue to follow the guidance of Federal banking regulators in making any TDR determinations.
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

Investment Securities

The Company’s investment securities portfolio totaled $306.2 million as of September 30, 2021, an increase of $48.5 million, or 18.8%, from December 31, 2020. At September 30, 2021, the Company had a net unrealized gain on its available for sale investment securities portfolio of $1.3 million, compared to a net unrealized gain of $6.5 million at December 31, 2020. For the period ended September 30, 2021, the Company recorded an immaterial amount of gross gains or losses related to the sale of investments.

The following table summarizes activity in the Company’s investment securities portfolio during the nine months ended September 30, 2021.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2020	$254,752	$2,934
Purchases	125,380	—
Sales	(5,068)	—
Principal maturities, prepayments and calls	(64,278)	(800)
Amortization of premiums and accretion of discounts	(1,460)	(24)
Decrease in market value	(5,201)	—
Balance, September 30, 2021	$304,125	$2,110

Funding Sources

Deposits
Deposits totaled $2.4 billion at September 30, 2021, an increase of $151.9 million, or 6.9%, compared to December 31, 2020. The following table summarizes the changes in the Company’s deposits from December 31, 2020 to September 30, 2021.

(dollars in thousands)	September 30, 2021	December 31, 2020	Increase/(Decrease)
Demand deposit	$728,352	$615,700	$112,652	18.3%
Savings	280,651	250,165	30,486	12.2
Money market	355,923	333,078	22,845	6.9
NOW	669,414	646,085	23,329	3.6
Certificates of deposit	331,377	368,793	(37,416)	(10.1)
Total deposits	$2,365,717	$2,213,821	$151,896	6.9%

The average rate paid on interest-bearing deposits was 0.27% for the third quarter of 2021, down 33 bps compared to the third quarter of 2020. For the nine months ended September 30, 2021, the average rate paid on interest-bearing deposits was 0.35%, down 45 bps from the comparable period in 2020.
At September 30, 2021, certificates of deposit maturing within the next 12 months totaled $271.6 million.

Federal Home Loan Bank Advances
The average balance of total FHLB advances was $27.0 million for the third quarter of 2021, down $7.6 million compared to the third quarter of 2020. For the nine months ended September 30, 2021, the average balance of total FHLB advances was $27.7 million, down $22.5 million compared to the nine months ended September 30, 2020. Average total FHLB advances decreased over the comparable periods primarily due to the absence of short-term FHLB borrowings and paydowns during the nine months ended September 30, 2021.

At September 30, 2021 and December 31, 2020, the Company had $26.4 million and $28.8 million in total outstanding FHLB advances, respectively, and $776.7 million and $787.2 million in additional FHLB advances available, respectively.

Shareholders’ Equity
Total shareholders’ equity increased $22.3 million, or 6.9%, from $321.8 million at December 31, 2020 to $344.1 million at September 30, 2021. Shareholders' equity increased primarily due to net income of $38.4 million, partially offset by an other comprehensive loss of $3.3 million, share repurchases of $8.8 million and cash dividends of $5.9 million during the nine months ended September 30, 2021.
At September 30, 2021, the Bank had regulatory capital amounts that were well in excess of regulatory requirements. The following table presents actual and required capital ratios for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2021 based on the required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$270,063	14.35%	$131,714	7.00%	$122,306	6.50%
Tier 1 risk-based capital	270,063	14.35	159,939	8.50	150,531	8.00
Total risk-based capital	293,613	15.60	197,572	10.50	188,164	10.00
Tier 1 leverage capital	270,063	10.05	107,535	4.00	134,419	5.00

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

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At September 30, 2021, certificates of deposit maturing within the next 12 months totaled $271.6 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of securities available for sale, the Company has significant borrowing capacity available to fund liquidity needs. In recent years, the Company has utilized borrowings as a cost efficient addition to deposits as a source of funds. Borrowings consist of advances from the FHLB of Dallas, of which the Company is a member. Under terms of the collateral agreement with the FHLB, the Company pledges residential mortgage loans and investment securities as well as the Company’s stock in the FHLB as collateral for such advances. For the three and nine months ended September 30, 2021, the average balances of outstanding FHLB advances were $27.0 million and $27.7 million, respectively. At September 30, 2021, the Company had $26.4 million in total outstanding FHLB advances and had $776.7 million in additional FHLB advances available.

Asset/Liability Management
The objective of asset/liability management is to implement strategies for the funding and deployment of the Company’s financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk. Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of September 30, 2021.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	18.4%
+200	12.3%
+100	6.3%
-100	(6.7)%
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

Off-Balance Sheet Activities
To meet the financing needs of its customers, the Company issues financial instruments which represent conditional obligations that are not recognized, wholly or in part, in the statements of financial condition. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments expose the Company to varying degrees of credit and interest rate risk in much the same way as funded loans. The same credit policies are used in these commitments as for on-balance sheet instruments. At September 30, 2021 and December 31, 2020, the Company's allowance for credit losses on unfunded commitments totaled $1.8 million and $1.4 million, respectively.
The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of the periods indicated.

	Contract Amount
(dollars in thousands)	September 30, 2021	December 31, 2020
Standby letters of credit	$5,581	$5,781
Available portion of lines of credit	308,324	266,349
Undisbursed portion of loans in process	126,710	99,527
Commitments to originate loans	134,983	139,471

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

RESULTS OF OPERATIONS
Net income for the third quarter of 2021 was $15.1 million, up $6.3 million compared to the third quarter of 2020. Diluted EPS for the third quarter of 2021 was $1.79, up $0.78 compared to the third quarter of 2020.

Net income for the nine months ended September 30, 2021 was $38.4 million, up $24.2 million compared to the nine months ended September 30, 2020. Diluted EPS for the nine months ended September 30, 2021 was $4.54, up $2.93 compared to the nine months ended September 30, 2020.

The net income for the three and nine months ended September 30, 2021 and 2020 was significantly impacted by the change in our estimate of the allowance for loan losses over the comparable periods and the recognition of PPP lender fees. During the the three and nine months ended September 30, 2021, the Company reversed $2.4 million and $7.5 million, respectively, of the allowance for loan losses. During nine months ended September 30, 2020, the Company provisioned $12.7 million for expected credit losses on loans primarily due to the uncertainty and economic disruption brought on by the COVID-19 pandemic. The Company recognized $4.4 million and $9.4 million of deferred PPP lender fees during the three and nine months ended September 30, 2021, respectively, compared to $1.1 million and $1.9 million during the comparable periods in 2020.

Net Interest Income
Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 4.05% and 3.62% for the quarters ended September 30, 2021 and 2020, respectively, and 3.89% and 3.64% for the nine months ended September 30, 2021 and 2020, respectively.

Net interest income totaled $27.1 million for the third quarter of 2021, up $3.9 million, or 16.6%, compared to the third quarter of 2020. For the nine months ended September 30, 2021, net interest income totaled $76.3 million, up $9.3 million, or 13.9%, compared to the nine months ended September 30, 2020.

Loan income from deferred PPP lender fees totaled $4.4 million for the third quarter of 2021, up $3.3 million, or 310.5%, compared to the third quarter of 2020. For the nine months ended September 30, 2021, loan income from PPP lender fees totaled $9.4 million, up $7.5 million from the comparable period in 2020. Unrecognized PPP lender fees totaled $3.3 million at September 30, 2021.

The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.16% and 3.82% for the quarters ended September 30, 2021 and 2020, respectively. For the same periods, the average loan yield was 5.60% and 4.94%, respectively. PPP loans increased the net interest margin by 52 bps and increased the average loan yield by 60 bps during the third quarter of 2021. During the third quarter of 2020, PPP loans decreased the net interest margin by 14 bps and the average loan yield by 34 bps. Excluding the impact of PPP loans, the net interest margin and the average loan yield decreased by 32 and 28 bps, respectively, over the comparable quarters.

The net interest margin for the nine months ended September 30, 2021 and 2020 was 4.01% and 3.91%, respectively. For the same periods, the average loan yield was 5.25% and 5.12%, respectively. PPP loans increased the the net interest margin by 27 bps and the average loan yield by 22 bps during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, PPP loans decreased the net interest margin by 7 bps and the average loan yield by 19 bps. Excluding the impact of PPP loans, the net interest margin and the average loan yield decreased by 24 and 28 bps, respectively, over the comparable year-to-date periods.

Average PPP loans were $144.6 million and $252.5 million for the third quarters of 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, average PPP loans were $203.5 million and $144.8 million, respectively.

The net interest margin was also impacted by the increase in average cash and cash equivalents when comparing the three and nine months ended September 30, 2021 and 2020. During the third quarter of 2021, the increase in average cash and cash equivalents decreased the net interest margin and the average yield on total interest-earning assets by 38 and 40 bps, respectively. During the nine months ended September 30, 2021, the increase in average cash and cash equivalents decreased the net interest margin and the average yield on total interest-earning assets by 28 and 30 bps, respectively.

Average cash and cash equivalents are reflected in the increases in the average balances of other interest-earning assets. Average other interest-earning assets for the three and nine months ended September 30, 2021 were up $217.8 million, or 127.4%, and $167.7 million, or 130.5%, respectively, from the comparable periods in 2020.

Acquired loan discount accretion included in interest income totaled $556,000 and $847,000 for the quarters ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, acquired loan discount accretion included in interest income totaled $1.9 million and $2.4 million, respectively.

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

	Three Months Ended September 30,
	2021			2020
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$1,896,808	$27,045	5.60%	$1,971,174	$24,769	4.94%
Investment securities
Taxable	259,282	1,108	1.71	240,830	897	1.49
Tax-exempt (TE)	19,168	81	2.13	11,484	70	3.10
Total investment securities	278,450	1,189	1.74	252,314	967	1.56
Other interest-earning assets	388,723	189	0.19	170,957	106	0.25
Total interest-earning assets (TE)	2,563,981	$28,423	4.36	2,394,445	$25,842	4.25
Noninterest-earning assets	192,372			187,329
Total assets	$2,756,353			$2,581,774
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,312,131	$605	0.18%	$1,195,455	$1,136	0.38%
Certificates of deposit	332,916	515	0.61	381,949	1,232	1.28
Total interest-bearing deposits	1,645,047	1,120	0.27	1,577,404	2,368	0.60
Other borrowings	5,539	53	3.80	5,539	53	3.81
Short-term FHLB advances	—	—	—	—	—	—
Long term FHLB advances	27,011	116	1.72	34,612	149	1.73
Total interest-bearing liabilities	1,677,597	$1,289	0.31	1,617,555	$2,570	0.63
Noninterest-bearing liabilities	736,567			649,634
Total liabilities	2,414,164			2,267,189
Shareholders’ equity	342,189			314,585
Total liabilities and shareholders' equity	$2,756,353			$2,581,774
Net interest-earning assets	$886,384			$776,890
Net interest spread (TE)		$27,134	4.05%		$23,272	3.62%
Net interest margin (TE)			4.16%			3.82%
(1)Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process.

	Nine Months Ended September 30,
	2021			2020
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$1,949,004	$77,362	5.25%	$1,878,533	$72,839	5.12%
Investment securities
Taxable	252,309	3,069	1.62	242,913	3,308	1.82
Tax-exempt (TE)	19,967	262	2.22	14,210	253	3.01
Total investment securities	272,276	3,331	1.67	257,123	3,561	1.88
Other interest-earning assets	296,233	421	0.19	128,518	361	0.37
Total interest-earning assets (TE)	2,517,513	$81,114	4.27	2,264,174	$76,761	4.48
Noninterest-earning assets	189,256			191,255
Total assets	$2,706,769			$2,455,429
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,289,759	$2,328	0.24%	$1,114,205	$4,305	0.52%
Certificates of deposit	342,167	1,928	0.75	388,642	4,742	1.63
Total interest-bearing deposits	1,631,926	4,256	0.35	1,502,847	9,047	0.80
Other borrowings	5,594	159	3.81	5,539	159	3.84
Short-term FHLB advances	—	—	—	10,795	23	0.28
Long term FHLB advances	27,706	360	1.73	39,415	520	1.76
Total interest-bearing liabilities	1,665,226	$4,775	0.38	1,558,596	$9,749	0.84
Noninterest-bearing liabilities	707,117			581,465
Total liabilities	2,372,343			2,140,061
Shareholders’ equity	334,426			315,368
Total liabilities and shareholders’ equity	$2,706,769			$2,455,429
Net interest-earning assets	$852,287			$705,578
Net interest spread (TE)		$76,339	3.89%		$67,012	3.64%
Net interest margin (TE)			4.01%			3.91%
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021 Compared to 2020			2021 Compared to 2020
	Change Attributable To			Change Attributable To
(dollars in thousands)	Rate	Volume	Increase/ (Decrease)	Rate	Volume	Increase/ (Decrease)
Interest income:
Loans receivable	$3,595	$(1,319)	$2,276	$2,098	$2,425	$4,523
Investment securities	99	123	222	(231)	1	(230)
Other interest-earning assets	(38)	121	83	(79)	139	60
Total interest income	3,656	(1,075)	2,581	1,788	2,565	4,353
Interest expense:
Savings, checking and money market accounts	(608)	77	(531)	(1,479)	(498)	(1,977)
Certificates of deposit	(602)	(115)	(717)	(1,741)	(1,073)	(2,814)
Other borrowings	—	—	—	—	—	—
FHLB advances	(1)	(32)	(33)	(67)	(116)	(183)
Total interest expense	(1,211)	(70)	(1,281)	(3,287)	(1,687)	(4,974)
Increase (decrease) in net interest income	$4,867	$(1,005)	$3,862	$5,075	$4,252	$9,327

Noninterest Income
Noninterest income for the third quarter of 2021 totaled $5.4 million, up $1.6 million, or 41.9%, from $3.8 million earned for the same period in 2020. Noninterest income for the nine months ended September 30, 2021 totaled $12.7 million, up $2.5 million, or 24.2%, from $10.3 million earned for the same period in 2020.

Income from bank card fees for the three and nine months ended September 30, 2021 was up $188,000, or 14.1%, and $821,000, or 22.8%, respectively, from the comparable periods in 2020 primarily due to increased transaction activity by our cardholders.

Gains on the sale of loans for the third quarter of 2021 were down $489,000, or 54.1%, from the comparable period in 2020. For the nine months ended September 30, 2021, gains on the sale of loans were up $299,000, or 16.2%, from the comparable period in 2020. The origination of mortgage loans held for sale slowed in the second and third quarters of 2021, however earnings from the sale of loans during the first quarter of 2021 were strong and resulted in a net increase in gains on the sale of loans for the nine months ended September 30, 2021 compared to the same nine-month period in 2020.

Income from BOLI for the three and nine months ended September 30, 2021 was up $1.7 million, or 739.0%, and $1.7 million, or 232.0%, respectively, from the comparable periods in 2020. The Company recognized a life insurance benefit of $1.7 million following the death of an employee during the third quarter of 2021.

Losses on the sale of assets for the three and nine months ended September 30, 2021 totaled $3,000 and $460,000. This was an increase in losses of $3,000 and $449,000, from the three and nine months ended September 30, 2020, respectively. During the second quarter of 2021, the Company sold and leased back one of its Mississippi branch locations. The sale transferred control to the buyer-lessor and all losses were recognized at the time of the sale. The Company believes that the sale/leaseback will reduce the operating expenses related to this branch office in future periods.

Noninterest Expense
Noninterest expense for the third quarter of 2021 totaled $16.4 million, up $315,000, or 2.0%, from the third quarter of 2020. Noninterest expense for the nine months ended September 30, 2021 totaled $49.0 million, up $2.0 million, or 4.2%, from the same period in 2020.

Compensation and benefits expense for the three and nine months ended September 30, 2021 was up $69,000, or 0.7%, and $642,000, or 2.3%, respectively, from the comparable periods in 2020 primarily due to increased health insurance costs and compensation expense related to the Company's ESOP driven primarily by the increase in market value of shares of the Company's common stock held by the ESOP which were partially offset by a decrease in incentive pay.

Marketing and advertising expense for the three and nine months ended September 30, 2021 was up $111,000, or 38.5%, and $92,000, or 12.3%, respectively, from the comparable period in 2020 primarily due to an increase in charitable donations and general advertising activities.

Data processing and communication expense for the three and nine months ended September 30, 2021 was up $267,000, or 14.4%, and $833,000, or 15.3%, respectively, from the comparable periods in 2020 primarily due to a general increase in the cost of software and data processing, increased costs related to higher PPP loan origination volume as well as costs related to the implementation of enhancements to our lending software.

Regulatory fees for the the third quarter of 2021 were down $225,000, or 42.8%, from the comparable period in 2020. For the nine months ended September 30, 2021, regulatory fees were down $18,000, or 1.8%, primarily due to the decline in nonperforming loans and an increase in the leverage ratio.

The Company recorded no provision for credit losses on unfunded lending commitments for the third quarter of 2021 and 2020. Provisions totaling $375,000 for credit losses on unfunded commitments during the nine months ended September 30, 2021 were due to the growth in unfunded construction loan commitments and no provision for the comparable period in 2020.

Other noninterest expense for the three and nine months ended September 30, 2021 was up $160,000, or 19.8%, and $208,000, or 8.1%, respectively, from the comparable periods in 2020 primarily due to an increase in other loan fee expenses.

Income Taxes
Income tax expense for the three and nine months ended September 30, 2021 totaled $3.4 million and $9.2 million, respectively, compared to $2.2 million and $3.4 million for the three and nine months ended September 30, 2020, respectively. The increases in income tax expense over the comparable periods were primarily due to increases in taxable earnings.

The Company's effective tax rates for the third quarters of 2021 and 2020 were 18.5% and 19.8%, respectively. The effective tax rate decreased over the comparable three-month periods primarily due an increase in non-taxable earnings from bank-owned life insurance during 2021. For the nine months ended September 30, 2021 and 2020, the Company's effective tax rates were 19.4% and 19.2%, respectively.

Reconciliation of Non-GAAP Measures
The following table provides a reconciliation of Non-GAAP financial measures used herein to GAAP reporting. For further information, see "-Non-GAAP Financial Measures" at page 36.

Financial Condition

(dollars in thousands)	September 30, 2021	December 31, 2020
Total loans	$1,875,176	$1,979,954
Less: PPP loans	95,560	221,220
Total loans excluding PPP loans	$1,779,616	$1,758,734

Allowance for loan losses to total loans	1.29%	1.66%
Less: PPP loans	0.07	0.21
Non-GAAP allowance for loan losses to total loans	1.36%	1.87%

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Reported loan income	$27,045	$24,769	$77,362	$72,839
Less: PPP loan income	4,742	1,729	11,007	3,102
Loan income excluding PPP loan income	$22,303	$23,040	$66,355	$69,737

Average total loans	$1,896,808	$1,971,174	$1,949,004	$1,878,533
Less: average PPP loans	144,626	252,504	203,506	144,800
Average total loans excluding PPP loans	$1,752,182	$1,718,670	$1,745,498	$1,733,733

Loan yield	5.60%	4.94%	5.25%	5.12%
(Positive) negative impact of PPP loans	(0.60)	0.34	(0.22)	0.19
Loan yield excluding PPP loans	5.00%	5.28%	5.03%	5.31%

Net interest margin	4.16%	3.82%	4.01%	3.91%
(Positive) negative impact of PPP loans	(0.52)	0.14	(0.27)	0.07
Net interest margin excluding PPP loans	3.64%	3.96%	3.74%	3.98%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at September 30, 2021 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Not applicable.

Item 1A.	Risk Factors.
There have been no material changes from the risk factors previously disclosed in the Company's Annual report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission.
.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds.
The Company’s purchases of its common stock made during the quarter ended September 30, 2021 consisted of stock repurchases under the Company’s approved plans and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
July 1 – July 31, 2021	32,771	$37.98	32,771	183,574
August 1 – August 31, 2021	55,392	37.43	55,392	128,182
September 1 – September 30, 2021	71,599	37.24	71,599	56,583
Total	159,762	$37.45	159,762	56,583
(1)On August 31, 2020, the Company announced the approval of a repurchase program (the "2020 Repurchase Plan"). Under the 2020 Repurchase Plan, the Company had authority to purchase up to 444,000 shares of its common stock. As of September 30, 2021, 56,583 shares remained to be purchased under the 2020 Repurchase Plan. On October 26, 2021, the Company announced the approval of a new repurchase program (the “2021 Repurchase Plan”). Under the 2021 Repurchase Plan, the Company may purchase up to an additional 430,000 shares, or approximately 5% of the Company’s outstanding common stock. Share repurchases under the 2021 Repurchase Plan may commence upon the completion of the Company’s 2020 Repurchase Plan.

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

HOME BANCORP, INC.

November 5, 2021	By:	/s/ John W. Bordelon
John W. Bordelon
Chairman of the Board, President and Chief Executive Officer

November 5, 2021	By:	/s/ David T. Kirkley
David T. Kirkley
Executive Vice President and Chief Financial Officer

November 5, 2021	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank, N.A. Senior Vice President and Director of Financial Management