Form 10-K
period 2021-12-31
HOME BANCORP, INC.
filed 2022-03-10
CIK 1436425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the 7,845,374 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $38.11 for the common stock on June 30, 2021, as reported by the Nasdaq Stock Market, was approximately $299.0 million. Shares of common stock held by the registrant’s executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of common stock outstanding as of March 7, 2022: 8,480,939
DOCUMENTS INCORPORATED BY REFERENCE
Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:
Portions of the definitive Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

HOME BANCORP, INC.
2021 ANNUAL REPORT ON FORM 10-K

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

Forward-Looking Statements
This Annual Report on Form 10-K contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations hereunder). Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Home Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or words of similar meaning or future or conditional terms such as “will,” “would,” “should,” “could,” “may,” “likely,” “probably” or “possibly.” Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumptions, many of which are difficult to predict and generally are beyond the control of Home Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows or real estate values; (2) the levels of noninterest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Home Bancorp, Inc. is or will be doing business, being less favorable than expected; (6) political and social unrest, including acts of war or terrorism; (7) failure to fully realize all the benefits we anticipate in connection with our pending and any future acquisitions of other institutions or our assumptions made in connection therewith being inaccurate; or (8) legislation or changes in regulatory requirements adversely affecting the business of Home Bancorp, Inc. Home Bancorp, Inc. undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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
•If high levels of unemployment occur, our loan delinquencies, non-performing assets and loan foreclosures may increase;
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

PART I
Item 1.    Business.
General. Home Bancorp, Inc. (the “Company”) is a Louisiana corporation and the holding company for Home Bank, N.A. (the “Bank”). The Bank, which is headquartered in Lafayette, Louisiana and is a wholly-owned subsidiary of the Company, currently conducts business through 38 banking offices in the Acadiana, Baton Rouge, Greater New Orleans and Northshore (of Lake Pontchartrain) regions of south Louisiana and the Natchez region of west Mississippi.
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

Human Capital Resources

At December 31, 2021, we had 438 full-time employees and seven part-time employees. None of our employees are represented by a collective bargaining group, and we believe that the Company's relationship with its employees is good. We believe our ability to attract and retain employees is a key to the Bank's success.

Our human capital objectives include attracting, developing and retaining the best available talent from a diverse pool of candidates for the Bank. To do so, we strive to maintain competitive pay and benefits, regularly updating our compensation structure and periodically reviewing our compensation and benefits programs. Additionally, the Bank identifies opportunities and paths for the development of our staff, and we seek to, whenever possible, fill positions by promotion within. The Company recognizes that the skills and knowledge of its employees are critical to the success of the organization, and promotes training and continuing education as an ongoing function for employees.

We recognize the importance of our employee's financial health and well-being, and offer benefits such as a 401(k) retirement savings plan and make both matching and profit-sharing contributions to that plan, which also includes the Company's stock as an investment option. Benefit programs available to eligible employees include, in addition to the 401(k) retirement savings plan, health and life insurance, employee paid holidays and other benefits.

We value and promote diversity and inclusion in every aspect of our business and at every level within the Company. We recruit, hire, and promote employees based on their individual ability and experience and in accordance with Affirmative Action and Equal Employment Opportunity laws and regulations. Our policy is that we do not discriminate on the basis of race, color, religion, sex, gender, sexual orientation, ancestry, pregnancy, medical condition, age, martial status, national origin, citizenship status, disability veteran status, gender identity, genetic information, or any other status protected by law.

The Company is committed to the overall well-being of our team members. In the COVID-19 pandemic, we have worked to implement state and local directives regarding public health. We provided for remote working where possible. We will continue to monitor the COVID-19 pandemic and state guidance, making adjustments as necessary to support employees.
Market Area and Competition
The Bank has four primary market areas across south Louisiana: Acadiana, Baton Rouge, Greater New Orleans, and the Northshore (of Lake Pontchartrain) and, currently, one primary market area in west Mississippi: Natchez. Since completing its initial public offering of stock in October 2008, the Company has acquired five other financial institutions. On December 15, 2021, the Company entered into a definitive agreement to expand into the Houston market with the merger of Friendswood Capital Corporation, the holding company of Texan Bank, N.A. The merger with Friendswood Capital Corporation currently is pending and is expected to be consummated in the first quarter of 2022. The Bank currently operates 19 banking offices in Acadiana, four banking offices in Baton Rouge, six banking offices in the Greater New Orleans area, six banking offices in the Northshore region, and three banking offices in Natchez. In January 2022, we sold the Bank's former branch office in Vicksburg, Mississippi, and transferred approximately $2.8 million in loans and $14.7 million in deposit liabilities from that office. For additional information on our acquisition activity, see Part II, Item 7 in this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisition Activity.”
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
Supervision and Regulation
Set forth below is a brief description of certain laws relating to the regulation of Home Bancorp, Inc. and Home Bank, N.A. This description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.
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
In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Act”) was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory relief for community banks, such as the Bank.

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
Capital Requirements. The regulatory capital requirements generally applicable to a bank holding company are the same as the capital requirements for its subsidiary bank. However, at December 31, 2021, the Company was considered a "small bank holding company" (total consolidated assets of less than $3.0 billion). Small bank holding companies are exempt from any regulatory capital requirements. The Company believes that its capital levels will exceed all regulatory requirements when they become applicable. For a description of the Bank's capital requirements, see “Regulation of Home Bank, N.A. - Recent Regulatory Capital Regulations.”
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
Regulatory Capital Requirements. Current OCC capital standards require these institutions to satisfy a common equity Tier 1 capital requirement, a leverage capital requirement and a risk-based capital requirement. The common equity Tier 1 capital component generally consists of retained earnings and common stock instruments and must equal at least 4.5% of risk-weighted assets. Leverage capital, also known as “core” capital, must equal at least 4.0% of adjusted total assets.. Core capital generally consists of common stockholders’ equity (including retained earnings). Under the risk-based capital requirement, “total” capital (a combination of core and “supplementary” capital) must equal at least 8.0% of “risk-weighted” assets. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer. The OCC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.
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
At December 31, 2021, the Bank exceeded all of its regulatory capital requirements, with Tier 1, Tier 1 common equity, Tier 1 common equity (to risk-weighted assets) and total risk-based capital ratios of 9.77%, 14.66%, 14.66% and 15.85%, respectively.
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
As of December 31, 2021, the Bank was deemed a well-capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.
CARES Act and CAA, 2021. In response to the COVID-19 pandemic, Congress, through the enactment of the CARES Act, and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to provide national emergency economic relief measures including, among others, the following:

i.The CARES Act allows banks to elect to suspend requirements under GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. The suspension of GAAP is applicable for the entire term of the modification. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 by providing that short-term modifications made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification is implemented is not a TDR. The Bank is applying this guidance to qualifying COVID-19 modifications. As of December 31, 2021, the Bank had an aggregate of $3.9 million in outstanding loans that had been modified which, pursuant to this provision of the CARES Act, were not deemed to be TDRs at such date.

ii.The CARES Act amended the SBA’s loan program, in which the Bank participates, to create a guaranteed, unsecured loan program, the PPP, to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during COVID-19. The loans are provided through participating financial institutions, such as the Bank, that process loan applications and service the loans and are eligible for SBA repayment and loan forgiveness if the borrower meets the PPP conditions. The application period for a SBA PPP loan closed on August 8, 2020. The SBA began approving PPP forgiveness applications and remitting forgiveness payments to PPP lenders on October 2, 2020. The CAA, 2021, which was signed into law on December 27, 2020, renewed and extended the PPP until March 31, 2021. As a result, as a participating lender, the Bank began originating PPP loans again in January 2021 and will continue to monitor legislative, regulatory, and supervisory developments related to the PPP.

iii.Concurrent with enactment of the CARES Act, federal banking agencies issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provides banking organizations that implement CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The changes in the final rule apply only to those banking organizations that elect the CECL transition relief provided under the rule. The Company did not elect this option.

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

On December 14, 2021, the OCC issued a final rule to rescind its June 2020 CRA rule and replace it with a rule based on the rules adopted jointly by the federal banking agencies in 1995, as amended. The final rule aligns the OCC's CRA rule with the rules of the Federal Reserve and the FDIC and thereby, according to the OCC, facilitates the ongoing interagency work to modernize the CRA framework and create consistency for all insured depository institutions.

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
In addition, Sections 22(g) and (h) of the Federal Reserve Act, place restrictions on loans to executive officers, directors and principal shareholders of a national bank and its affiliates. Under Section 22(h), loans to a director, an executive officer, a greater than 10% shareholder of a national bank and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, a national bank’s loans to one borrower limit (generally equal to 15% of the bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to any director, executive officer or principal shareholder or certain affiliated interests of either, over other employees of the national bank. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a national bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. The Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act, and as of December 31, 2021 was in compliance with the above restrictions.
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
Federal Home Loan Bank System. The Bank is a member of the FHLB of Dallas, which is one of 11 regional FHLBs that administer the home financing credit function of various financial institutions. The FHLBs provides financial institutions additional strength to serve their communities through financial services to support its mission of affordable housing and economic development. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. As of December 31, 2021, the Bank had $26.0 million of FHLB advances and $810.4 million available on its line of credit with the FHLB.
As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 0.4% of its total assets in Class B-1 stock and activity-based investment of Class B-2 stock equal to 4.1% of its advances outstanding and 2.0% of acquired members advances currently on the Bank’s balance sheet. As of December 31, 2021, the Bank had $2.5 million in FHLB stock, which was in compliance with this requirement.
Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at the FRB. As of December 31, 2021, the Bank had met its reserve requirement.
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
Risks Related to the COVID-19 Pandemic
The COVID-19 pandemic adversely impacted our business and our customers, employees and third-party service providers. The impacts on our business, operations, financial position and prospects have been and are expected to continue to be significant.
During 2020, the COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. Business and consumer customers of the Bank experienced varying degrees of financial distress, which is expected to continue over coming months and may adversely affect their ability to timely pay interest and principal on their loans and the value of the collateral securing their obligations. During 2021, restrictive measures taken by governments, businesses and individuals eased and the U.S. economy began to improve. With the recent outbreak of the Omicron variant, we may experience additional uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity, which may lead to the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses. Disruptions to our customers’ businesses could also result in declines in, among other things, wealth management revenue. These new developments as a consequence of the pandemic may materially impact our business and the businesses of our customers and may have a material adverse effect on our financial results as the pandemic continues.
Our branch locations are currently open and operating during normal business hours. In order to protect the health of our customers and employees, we continue to take additional precautions within our branch locations, including enhanced cleaning procedures. We may take further actions that we determine are in the best interest of our employees, customers and communities or as may be required by government order. These actions in response to the COVID-19 pandemic, and similar actions by our vendors and business partners, have not materially impaired our ability to support our employees, conduct our business and serve our customers, but there is no assurance that these actions will be sufficient to successfully mitigate the risks presented by COVID-19 or that our ability to operate will not be materially affected going forward. For instance, our business operations may be disrupted if key personnel or significant portions of our employees are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the COVID-19 pandemic.
COVID-19 does not yet appear to be contained and the continued outbreak of new variants of COVID-19 could affect significantly more households and businesses. Given the ongoing and dynamic nature of the circumstances, it is not possible to accurately predict the extent, severity or duration of these conditions or when normal economic and operating conditions will resume. For this reason, the extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, the scale of distribution and public acceptance of any vaccines for COVID-19 and the effectiveness of such vaccines in stemming or stopping the spread of COVID-19. The adverse impact on the markets in which we operate and on our business, operations and financial condition is expected to remain elevated until the pandemic subsides.
Risks Related to Our Lending Activities
There are increased risks involved with commercial real estate, including multi-family residential, commercial and industrial and construction and land lending activities.
Our lending activities include loans secured by commercial real estate and commercial and industrial loans. Our multi-family residential loans, commercial and industrial loans and commercial real estate loans increased by an aggregate of 77.6%, 31.8% and 31.1% respectively, from December 31, 2017 through December 31, 2021. Excluding PPP loans, our commercial and industrial loans increased by an aggregate of 8.2% over the same time period. Generally, multi-family residential, commercial and industrial and commercial real estate lending involve a higher degree of risk than single-family residential lending due to a variety of factors. Due to the larger loan balances typically involved in these loans, an adverse development with respect to one loan or one borrower relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. As of December 31, 2021, the largest outstanding balances of our multi-family residential, commercial and industrial and commercial real estate loans were $14.5 million, $12.3 million, and $22.6 million respectively. If a large loan were to become non-performing, as we have experienced in the past, it can have a significant impact on our results of operations. Because we intend to continue our growth in multi-family residential, commercial and industrial and commercial real estate loans, our credit risk exposure may increase and we may need to make additional provisions to our allowance for loan losses, which could adversely affect our future results of operations.

In addition to commercial real estate and commercial and industrial, and multi-family residential loans, the Bank holds a significant portfolio of construction and land loans. As of December 31, 2021, the Bank’s construction and land loans amounted to $259.7 million, or 14.1% of our loan portfolio. Construction and land loans generally have a higher risk of loss than single-family residential mortgage loans due primarily to the critical nature of the initial estimates of a property’s value upon completion of construction compared to the estimated costs, including interest, of construction as well as other assumptions. If the estimates upon which construction loans are made prove to be inaccurate, we may be confronted with projects that, upon completion, have values which are below the loan amounts. If the Bank is forced to liquidate the collateral associated with such loans at values less than the remaining loan balance, it could have a significant impact on our results of operations.
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
On March 5, 2021, the administrator of LIBOR benchmarks confirmed it would cease the publication of the one week and two-month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining LIBOR settings immediately following the LIBOR publication on June 30, 2023. We have ceased originating LIBOR-based products effective December 2021 and transitioning all remaining LIBOR based products to an alternative benchmark over the next 18 months. The Company continues to monitor efforts and evaluate the impact of reference rate reform on its consolidated financial statements; however, the impact is not expected to be significant.

Risks Related to Our Market Areas
Our business is geographically concentrated in south Louisiana and west Mississippi, which are areas where the oil and gas industry has a significant presence. Reductions in prices in crude oil and gas, among other factors, could cause a downturn in the local economy, which could adversely affect the Company’s financial condition and results of operations.
Most of our loans are to individuals and businesses located in south Louisiana and west Mississippi. The oil and gas industry has a significant presence in the market areas in which we operate. Regional economic conditions affect the demand for our products and services as well as the ability of our customers to repay loans. While crude oil prices have rebounded since the Spring of 2020, global markets for oil and gas were disrupted by the COVID-19 pandemic. Continued fluctuations in crude oil prices could adversely affect our operations and economic conditions in some of our markets during 2022 and future periods, which could adversely affect our future results of operations. Although the Company attempts to mitigate risk by diversifying its borrower base, approximately $40.3 million, or 2.2% of the Company’s loan portfolio, at December 31, 2021 was comprised of loans to borrowers in the oil and gas industry (which is also referred to as the “energy sector”). We had an additional $14.6 million in unfunded loan commitments to companies in the energy sector at such date. At December 31, 2021, $1.9 million of our loans in the energy sector were on nonaccrual status, and $827,000 of our total allowance for loan losses was attributable to energy sector loans. Historically, the oil and gas industry has been an important factor in the local economy in our Acadiana and Natchez markets as well as the Houston market that we are entering upon the consummation of our merger with Friendswood Capital Corporation. If oil prices decline, it could have an adverse effect on our customers resulting in increased levels of nonperforming loans, provisions for loan losses and expense associated with loan collection efforts.
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

While we are not aware of any specific factors indicating a deficiency in the amount of our allowance for credit losses, in light of the current economic environment, one of the most pressing issues faced by financial institutions is the adequacy of their allowance for credit losses. Federal bank regulators routinely scrutinize the level of the allowance for credit losses maintained by regulated institutions. In the event that we have to increase our allowance for credit losses beyond current levels, it would have an adverse effect on our results in future periods. As of December 31, 2021, our allowance for loan losses amounted to $21.1 million, or 1.15% of total loans and our total allowance for credit losses amounted to $22.9 million, or 1.24% of total loans. See Note 2 to the Consolidated Financial Statements for a detailed discussion of the Company's methodologies for estimating expected credit losses.
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
CECL also requires expected credit related losses for available for sale debt securities to be recorded through an allowance for credit losses, while non-credit related losses will continue to be recognized through other comprehensive income. The Company’s held to maturity debt securities are also required to utilize the CECL approach to estimate expected credit losses.
We evaluate our securities portfolio for impairment at least quarterly, and more frequently when economic and market conditions warrant such evaluations. If this evaluation indicates the existence of credit losses, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis. If the present value of expected cash flows is less than the amortized cost basis, an allowance for credit losses is recorded, limited by the amount that the fair value of the security is less than its amortized cost. Delinquencies and defaults in the mortgage loans underlying these securities may adversely affect the cash flows received by us and may result in a conclusion in future periods that credit losses are expected from our securities portfolio. Such a conclusion, would require us to take additional charges to earnings to establish an allowance for credit losses for these securities.

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
Mergers and acquisitions are currently a component of our business model and growth strategy. We currently have one merger pending, the acquistion of Friendswood Capital Corporation ("Friendswood") and its wholly-owned subsidiary, Texan Bank, N.A., and it is possible that we could acquire other banking institutions, other financial services companies or branches of banks in the future. Acquisitions typically involve the payment of a premium over book and trading values and, therefore, may result in the dilution of our tangible book value per share. Our ability to engage in future mergers and acquisitions depends on various factors, including: (1) our ability to identify suitable merger partners and acquisition opportunities; (2) our ability to finance and complete transactions on acceptable terms and at acceptable prices; and (3) our ability to receive the necessary regulatory and, when required, shareholder approvals. Our inability to engage in an acquisition or merger for any of these reasons could have an adverse impact on the implementation of our business strategies. Furthermore, mergers and acquisitions involve a number of risks and challenges, including: (1) our ability to achieve planned synergies and to integrate the branches and operations we acquire and the internal controls and regulatory functions into our current operations and (2) the diversion of management’s attention from existing operations, which may adversely affect our ability to successfully conduct our business and negatively impact our financial results.
Our pending merger may be more difficult, costly or time-consuming than expected.

The Company and Friendswood have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger will depend, in part, on our ability to successfully combine the businesses of Home Bancorp and Friendswood upon the completion of the merger. It is possible that the integration process could result in:

•the loss of key employees,
•the disruption of each company's ongoing businesses, or
•inconsistencies in standards, controls, procedures and policies that adversely affect the combined company's ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger.

The loss of key employees could adversely affect the ability of the combined company to successfully conduct businesses in the markets in which Home Bancorp and Friendswood now operate, which could have a material adverse effect on our financial results in future periods. Upon consummation of our pending merger with Friendswood, we will be expanding our operations into Texas for the first time and Friendswood’s market area in Houston. No assurance can be given that we will be able to successfully transfer the business model and operations that we have utilized in our Louisiana markets to our proposed new market areas in Houston. In addition, if the combined company experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause us, Friendswood and/or the combined company to lose customers or cause customers to remove their accounts from the Bank and/or move their business to competing financial institutions. These integration matters could have a material adverse effect on the Company during the transition period and for an undetermined period after consummation of the merger.
The combined company may fail to realize cost savings for the merger.

Although we expect to realize cost savings from our pending merger with Friendswood when the merger integration is fully phased in, it is possible that these potential cost savings may not be realized fully or realized at all, or may take longer to realize than expected. For example, future business developments may require the combined company to continue to operate or maintain some facilities or support functions that are currently expected to be combined or reduced. Cost savings also depend on the combined company’s ability to combine the businesses of Home Bancorp and Friendswood in a manner that permits those costs savings to be realized. If we are not able to combine the two companies successfully, these anticipated cost savings may not be fully realized or realized at all, or may take longer to realize than expected. This in turn could reduce or otherwise adversely affect the profitability of the combined company and adversely affect our stock price.
Our financial performance and future growth may be negatively affected if we are unable to successfully execute our growth plans, which may include additional acquisitions.
Over the past several years, we have grown our branch system primarily through acquisitions of other financial institutions. Our ability to successfully acquire other institutions depends on our ability to identify, acquire and integrate such institutions into our franchise. Our results of operations could be adversely affected if our analysis of pending or future acquisitions was not complete and correct or our integration efforts were not successful. Currently, other than our pending Agreement and Plan of Merger with Friendswood Capital Corporation, we have no agreements or understandings with anyone regarding a future acquisition.

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

Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 2.    Properties.
We currently conduct business from 19 banking offices in Acadiana, four banking offices in Baton Rouge, six banking offices in Greater New Orleans, six banking offices in the Northshore (of Lake Pontchartrain) region of Louisiana and three banking offices in Natchez, Mississippi. The Bank owns 34 of its 38 banking offices. The Bank leases the land for one banking office in our Northshore market, and leases one banking office in Acadiana, Baton Rouge, Mississippi and Greater New Orleans, respectively.
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
Item 4.    Mine Safety Disclosures.
Not applicable

PART II
Item 5.     Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)Home Bancorp, Inc.’s common stock is listed on the Nasdaq Global Select Market under the symbol “HBCP”. The common stock commenced trading on the Nasdaq Stock Market on October 3, 2008. As of the close of business on December 31, 2021, there were 8,526,907 shares of common stock outstanding, held by approximately 654 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.
The following graph shows a comparison of the cumulative total returns for the common stock of Home Bancorp, Inc., the Nasdaq Composite Index, and the S&P US Small Cap Banks Index for the period beginning December 31, 2016 and ending December 31, 2021. The graph below represents $100 invested in our common stock at its closing price on December 31, 2016.

Total Return Performance
350
300
250
200
150
100
50
Index Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Home Bancorp, Inc.
NASDAQ Composite
S&P US Small Cap Banks

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Home Bancorp, Inc.	100.00	113.58	94.60	107.15	79.06	120.15
NASDAQ Composite	100.00	128.24	123.26	166.68	239.42	290.63
S&P US Small Cap Banks	100.00	104.33	87.06	109.22	99.19	138.09

The stock price information shown above is not necessarily indicative of future price performance. Information used was obtained from S&P Global Market Intelligence, Charlottesville, Virginia. The Company assumes no responsibility for any errors or omissions in such information.
The Company did not sell any of its equity securities during 2021 that were not registered under the Securities Act of 1933.
For information regarding the Company’s equity compensation plans, see Item 12.

(b)Not applicable.
(c)On October 26, 2021, the Company announced the approval of a new repurchase program (the "2021 Repurchase Plan"). Under the 2021 Repurchase Plan, the Company may purchase up to 430,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions. Shares repurchases under the 2021 Repurchase Plan may commence upon the completion of the Company's 2020 Repurchase Plan. There are 54,068 shares remaining that may be repurchased under the 2020 Repurchase Plan. The Company’s purchases of its common stock made during the fourth quarter of 2021 (which were made pursuant to the 2020 Repurchase Plan) are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2021	—	$—	—	486,583
November 1 - November 30, 2021	—	—	—	486,583
December 1 - December 31, 2021	2,515	40.64	2,515	484,068
Total	2,515	$40.64	2,515	484,068
Item 6.    Reserved.

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
EXECUTIVE OVERVIEW
The Company reported net income for 2021 of $48.6 million, or $5.77 diluted EPS compared to $24.8 million, or $2.85 diluted EPS, reported for 2020. Our 2021 results reflect a $10.2 million reversal of reserve builds made in 2020 primarily due to improvements in our assessment of the economic impact of the COVID-19 pandemic.
Highlights of the Company’s performance for the year ended December 31, 2021 are summarized below.
•Assets increased $346.4 million, or 13.4%, from December 31, 2020 to $2.9 billion at December 31, 2021.
•Loans decreased by $139.9 million, or 7.1%, from December 31, 2020 to $1.8 billion at December 31, 2021. Excluding PPP loans, loans increased by $37.7 million, or 2.1%.
•During the year ended December 31, 2021, the Company reversed $10.2 million of the allowance for loan losses compared to $12.7 million provisioned for the year ended December 31, 2020. This reversal was primarily due to improvements in our assessment of the economic impact of the COVID-19 pandemic.
•The ALL totaled $21.1 million, or 1.15% of total loans, at December 31, 2021. The ACL, which is comprised of the allowance for loan losses plus the allowance for unfunded lending commitments, totaled $22.9 million, or 1.24% of total loans at December 31, 2021. Excluding PPP loans, the ratios of ALL to total loans and ACL to total loans were 1.17% and 1.27%, respectively.
•Total deposits increased $322.0 million, or 14.5%, from December 31, 2020 to $2.5 billion at December 31, 2021 primarily due to increases in demand deposit and NOW accounts.

•The Company repurchased 246,012 shares of common stock at an average price of $36.18 per share.
•The net interest margin was 3.88% for the year ended December 31, 2021, down 8 bps compared to 2020, primarily due to a decrease in the average yield earned on interest-earning assets during 2021.
•Loan income from the recognition of deferred PPP lender fees increased $7.3 million, or 178.8% from December 31, 2020 to $11.4 million at December 31, 2021.
•The average rate paid on total interest-bearing deposits during 2021 was 0.32%, down 40 bps compared to 2020.
•Noninterest income increased $2.0 million, or 13.7%, in 2021 compared to 2020 primarily due to the receipt of non-taxable life insurance proceeds of $1.7 million from a BOLI policy following the death of an employee in 2021.
•Noninterest expense increased $4.0 million, or 6.4%, in 2021 compared to 2020. Increases across several noninterest expense categories (including, but not limited to, compensation, data processing, marketing, provision for credit losses on unfunded commitments and other expenses) were partially offset by decreases in amortization of acquisition intangibles, foreclosed assets, and regulatory fees.
SELECTED FINANCIAL DATA
Set forth below is selected summary historical financial and other data of the Company. When you read this summary historical financial data, it is important that you also read the historical financial statements and related notes contained in Item 8 of this Form 10-K. Taxable equivalent (“TE”) ratios have been calculated using a marginal tax rate of 21%.

	As of December 31,
(dollars in thousands)	2021	2020	2019	2018	2017
Selected Financial Condition Data:
Total assets	$2,938,244	$2,591,850	$2,200,465	$2,153,658	$2,228,121
Cash and cash equivalents	601,443	187,952	39,847	59,618	150,418
Interest-bearing deposits in banks	349	349	449	939	2,421
Investment securities:
Available for sale	327,632	254,752	257,321	260,131	234,993
Held to maturity	2,102	2,934	7,149	10,872	13,034
Loans receivable, net	1,819,004	1,946,991	1,696,493	1,633,406	1,642,988
Intangible assets	61,949	63,112	64,472	66,055	68,033
Deposits	2,535,849	2,213,821	1,820,975	1,773,217	1,866,227
Other borrowings	5,539	5,539	5,539	5,539	—
Federal Home Loan Bank advances	26,046	28,824	40,620	58,698	71,825
Shareholders’ equity	351,903	321,842	316,329	304,040	277,871

	For the Years Ended December 31,
(dollars in thousands, except per share data)	2021	2020	2019	2018	2017
Selected Operating Data:
Interest income	$106,902	$104,129	$102,208	$102,312	$74,398
Interest expense	5,913	11,918	16,212	10,306	6,549
Net interest income	100,989	92,211	85,996	92,006	67,849
Provision for loan losses	(10,161)	12,728	3,014	3,943	2,317
Net interest income after provision for loan losses	111,150	79,483	82,982	88,063	65,532
Noninterest income	16,271	14,305	14,415	13,447	9,962
Noninterest expense	66,982	62,981	63,605	63,225	46,177
Income before income taxes	60,439	30,807	33,792	38,285	29,317
Income taxes	11,818	6,042	5,860	6,695	12,493
Net income	$48,621	$24,765	$27,932	$31,590	$16,824
Earnings per share - basic	$5.80	$2.86	$3.08	$3.48	$2.36
Earnings per share - diluted	$5.77	$2.85	$3.05	$3.40	$2.28
Cash dividends per share	$0.91	$0.88	$0.84	$0.71	$0.55

	As of or For the Years Ended December 31,
	2021	2020	2019	2018	2017
Selected Operating Ratios: (1)
Average yield on interest-earning assets(TE)	4.11%	4.48%	5.07%	5.15%	4.91%
Average rate on interest-bearing liabilities	0.35	0.76	1.13	0.73	0.59
Average interest rate spread(TE)(2)	3.76	3.72	3.94	4.42	4.32
Net interest margin(TE)(3)	3.88	3.96	4.26	4.62	4.48
Average interest-earning assets to average interest-bearing liabilities	152.48	146.05	140.07	139.72	135.70
Noninterest expense to average assets	2.42	2.53	2.89	2.93	2.86
Efficiency ratio(4)	57.12	59.13	63.34	59.96	59.35
Return on average assets	1.76	0.99	1.27	1.46	1.04
Return on average common equity	14.38	7.83	8.95	10.88	8.63
Return on average tangible common equity (Non-GAAP)(8)	17.98	10.24	11.83	14.80	9.66
Common stock dividend payout ratio	15.77	30.88	27.54	20.88	24.12
Average equity to average assets	12.22	12.69	14.19	13.43	12.06
Book value per common share	$41.27	$36.82	$34.19	$32.14	$29.57
Tangible book value per common share (Non-GAAP)(9)	34.00	29.60	27.22	25.16	22.33
Asset Quality Ratios: (5) (6)
Non-performing loans as a percent of total loans receivable	0.72%	0.61%	1.17%	1.40%	2.38%
Non-performing assets as a percent of total assets	0.49	0.95	0.95	0.97	1.49
Allowance for loan losses as a percent of non-performing loans as of end of period	158.9	110.0	110.0	96.6	63.9
Allowance for loan losses as a percent of net loans as of end of period	1.15	1.29	1.29	1.36	1.52

Capital Ratios: (5) (7)
Tier 1 risk-based capital ratio	14.66%	13.92%	14.22%	14.55%	12.54%

	As of or For the Years Ended December 31,
	2021	2020	2019	2018	2017
Leverage capital ratio	9.77	9.68	11.17	11.15	11.66
Total risk-based capital ratio	15.85	15.18	15.28	15.59	13.48

(1)With the exception of end-of-period ratios, all ratios are based on average monthly balances during the respective periods.
(2)Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.
(3)Net interest margin represents net interest income as a percentage of average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 21% for the years ended December 31, 2021, 2020, 2019 and 2018 and 35% for the year ended December 31, 2017.
(4)The efficiency ratio represents noninterest expense as a percentage of total revenues. Total revenues is the sum of net interest income and noninterest income.
(5)Asset quality and capital ratios are end of period ratios.
(6)Due to the adoption of ASC 326, asset quality ratios are based on total non-performing assets at December 31, 2021. For the periods prior to January 1, 2020, asset quality ratios represent originated non-performing assets. Acquired nonimpaired loans, which were on nonaccrual or 90 days or more past due, and acquired assets, which were foreclosed assets or ORE, are not included for periods prior to January 1, 2020. Acquired nonimpaired loans, which were on nonaccrual or 90 days or more past due totaled $8.7 million, $9.8 million, $9.0 million and $2.7 million at December 31, 2020, 2019, 2018 and 2017, respectively. Acquired assets, which were foreclosed assets or ORE, totaled $880,000, $2.4 million, $1.4 million and $584,000, at December 31, 2020, 2019, 2018 and 2017, respectively. Refer to Note 2 to the Consolidated Financial Statements for more information on the adoption of ASC 326.
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
Non-GAAP Reconciliation

	As of or For the Years Ended December 31,
(dollars in thousands, except per share data)	2021	2020	2019	2018	2017
Book value per common share	$41.27	$36.82	$34.19	$32.14	$29.57
Less: Intangibles	7.27	7.22	6.97	6.98	7.24
Tangible book value per common share	34.00	29.60	27.22	25.16	22.33
Net Income	48,621	24,765	27,932	31,590	16,824
Add: CDI amortization, net of tax	919	1,074	1,250	1,458	496
Non-GAAP tangible income	49,540	25,839	29,182	33,048	17,320
Return on common equity	14.38%	7.83%	8.95%	10.88%	8.63%
Add: Intangibles	3.60	2.41	2.88	3.92	1.03
Return on average tangible common equity	17.98	10.24	11.83	14.80	9.66

COVID-19 RESPONSE
Mississippi's COVID-19 restrictions were lifted during the first quarter of 2021. After an increase in COVID-19 cases during the third quarter of 2021, Louisiana reinstituted its indoor mask mandate in August 2021. The mask mandate was lifted in October 2021 but was reinstituted in the city of New Orleans in January 2022.

Under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"), the Company funded approximately 4,875 PPP loans totaling $388.7 million during 2020 and 2021, in aggregate. At December 31, 2021, the total recorded net investment in PPP loans was $43.6 million, of which approximately 177 loans with an aggregate outstanding balance of $5.0 million were for amounts of $150,000 or less.

To give immediate financial support to our customers, the Company began providing principal and/or interest payment relief options in March 2020. When we last reported the level of such deferrals in our third quarter Form 10-Q (as of September 30, 2021), $4.5 million, or less than 1% of total loans, were under deferral agreements. As of December 31, 2021, the level of deferrals decreased to $3.9 million, or less than 1% of total loans. The level of COVID-19 related deferrals formerly totaled $558.8 million, or 28% of total loans, at June 30, 2020. Of the loans that have exited deferral agreements, $372.6 million, or 99%, were current and performing as of December 31, 2021.
CRITICAL ACCOUNTING ESTIMATES

SEC guidance requires disclosure of “critical accounting estimates.” The SEC defines “critical accounting estimates” as those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant.

We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. Our accounting policies are discussed in detail in Note 2 - Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, management believes the policy noted below meets the SEC’s definition of a critical accounting policy.
Allowance for Credit Losses

Management considers the policies related to the allowance for credit losses as the most critical to the financial statement presentation. The total allowance for credit losses includes activity related to allowances calculated in accordance with Accounting Standards Codification 326, Credit Losses. The allowance for credit losses is established through a provision for credit losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the credit losses expected to be recognized over the life of the loans in our portfolio. The allowance for credit losses on loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. For purposes of determining the allowance for credit losses, the loan portfolio is segregated by product types in order to recognize differing risk profiles among categories. Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. Management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Adjustments to historical loss information are made to incorporate our reasonable and supportable forecast of future losses at the portfolio segment level, as well as any necessary qualitative adjustments, including, but not limited to, changes in current and expected future economic conditions, changes in industry experience and industry loan concentrations, changes in the volume and severity of nonperforming assets, changes in lending policies and personnel and changes in the competitive and regulatory environment of the banking industry. Loans that do not share similar risk characteristics are individually evaluated and are excluded from the pooled loan analysis.

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

We expect our pending acquisition of Friendswood Capital Corporation and its wholly owned subsidiary, Texan Bank, N.A., to be consummated in the first quarter of 2022.
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
Total loans in portfolio (which does not include mortgage loans held for sale) decreased $139.9 million, or 7.1%, from December 31, 2020 to $1.8 billion at December 31, 2021. At December 31, 2021, the total recorded net investment in PPP loans was $43.6 million, which are included in commercial and industrial loans. The recorded investment in PPP loans is net of $1.3 million in deferred lender fees, which will be amortized into interest income over the life of the loans. Excluding PPP loans, total loans increased by $37.7 million, or 2.1%.

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

	December 31,
(dollars in thousands)	2021	2020	2019	2018	2017
Real estate loans:
One- to four-family first mortgage	$350,843	$395,638	$430,820	$450,363	$477,211
Home equity loans and lines	60,312	67,700	79,812	83,976	94,445
Commercial real estate	801,624	750,623	722,807	640,575	611,358
Construction and land	259,652	221,823	195,748	193,597	177,263
Multi-family residential	90,518	87,332	54,869	54,455	50,978
Total real estate loans	1,562,949	1,523,116	1,484,056	1,422,966	1,411,255
Other loans:
Commercial and industrial	244,123	417,926	184,701	172,934	185,284
Consumer	33,021	38,912	45,604	53,854	61,256
Total other loans	277,144	456,838	230,305	226,788	246,540
Total loans	$1,840,093	$1,979,954	$1,714,361	$1,649,754	$1,657,795
The following table reflects contractual loan maturities as of December 31, 2021, unadjusted for scheduled principal reductions, prepayments, or repricing opportunities. The table also reflects the portion of loans due after one year that have fixed or variable interest rates.

	Amounts as of December 31, 2021 which mature in:
(dollars in thousands)	One year or less	After one, but within five years	After five but within fifteen years	After fifteen years	Total
One- to four-family first mortgage	$39,322	$107,263	$83,353	$120,905	$350,843
Home equity loans and lines	1,266	13,976	13,297	31,773	60,312
Commercial real estate	107,792	359,111	285,850	48,871	801,624
Construction and land	148,860	59,391	29,429	21,972	259,652
Multi-family residential	24,947	49,681	9,451	6,439	90,518
Commercial and industrial	85,125	131,266	27,732	—	244,123
Consumer	4,267	11,045	14,152	3,557	33,021
Total	$411,579	$731,733	$463,264	$233,517	$1,840,093

Loans with fixed interest rates:
One- to four-family first mortgage		$102,393	$66,510	$58,644	$227,547
Home equity loans and lines		956	5,617	36	6,609
Commercial real estate		321,505	218,773	22,295	562,573
Construction and land		35,713	14,542	3,357	53,612
Multi-family residential		48,052	7,327	5,159	60,538
Commercial and industrial		93,495	25,426	—	118,921
Consumer		8,465	13,942	3,277	25,684
Total		$610,579	$352,137	$92,768	$1,055,484

Loans with variable interest rates:
One- to four-family first mortgage		$4,870	$16,843	$62,261	$83,974
Home equity loans and lines		13,020	7,680	31,737	52,437
Commercial real estate		37,606	67,077	26,576	131,259
Construction and land		23,678	14,887	18,615	57,180
Multi-family residential		1,629	2,124	1,280	5,033

	Amounts as of December 31, 2021 which mature in:
(dollars in thousands)	One year or less	After one, but within five years	After five but within fifteen years	After fifteen years	Total
Commercial and industrial		37,771	2,306	—	40,077
Consumer		2,580	210	280	3,070
Total		$121,154	$111,127	$140,749	$373,030
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

The following table presents the activity in the allowance for credit losses for the years indicated.

	For the Years Ended December 31,
(dollars in thousands)	2021	2020	2019	2018	2017
Allowance for loan losses:
Beginning balance	$32,963	$17,868	$16,348	$14,807	$12,511
ASC 326 adoption impact	—	4,633	—	—	—
Provision for loan losses	(10,161)	12,728	3,014	3,943	2,317
Loans charged off:
One- to four-family first mortgage	(176)	(99)	(4)	(1)	(29)
Home equity loans and lines	(6)	(575)	(42)	—	(10)
Commercial real estate	(1,337)	(5)	(360)	—	(3)
Construction and land	—	(688)	(6)	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	(599)	(984)	(893)	(2,506)	(358)
Consumer	(187)	(250)	(272)	(74)	(64)
Recoveries on charged off loans	592	335	83	179	443
Ending balance - allowance for loan losses	$21,089	$32,963	$17,868	$16,348	$14,807

Allowance for unfunded lending commitments:
Beginning balance	$1,425	$—	$—	$—	$—
ASC 326 adoption impact	—	1,425	—	—	—
Provision for losses on unfunded commitments	390	—	—	—	—
Ending balance - allowance for unfunded commitments	1,815	1,425	—	—	—
Total allowance for credit losses	$22,904	$34,388	$17,868	$16,348	$14,807

At December 31, 2021, the ALL totaled $21.1 million, or 1.15% of total loans, and the ACL, which includes the reserve for unfunded lending commitments, totaled $22.9 million, or 1.24% of total loans. For the year ended December 31, 2021, the Company reversed $10.2 million of the allowance for loan losses compared to $12.7 million provision for the year ended December 31, 2020. The provision for loan losses during 2020 reflected our assessment of the change in expected losses due primarily to the economic impact of the COVID-19 pandemic.

The following table presents the allocation of the allowance for loan losses as of December 31 for the years indicated.

	December 31,
	2021		2020		2019		2018		2017
(dollars in thousands)	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans
One-to four-family first mortgage	$1,944	19.1%	$3,065	20.0%	$2,715	25.1%	$2,136	27.3%	$1,663	28.7%
Home equity loans and lines	508	3.2	676	3.4	1,084	4.6	1,079	5.1	1,102	5.7
Commercial real estate	10,454	43.6	18,851	37.9	6,541	42.2	6,125	38.8	4,906	36.9
Construction and land	3,572	14.1	4,155	11.2	2,670	11.4	2,285	11.7	1,749	10.7
Multi-family residential	457	4.9	1,077	4.4	572	3.2	550	3.3	355	3.1
Commercial and industrial	3,520	13.3	4,276	21.1	3,694	10.8	3,228	10.5	4,530	11.2
Consumer	634	1.8	863	2.0	592	2.7	945	3.3	502	3.7
Total	$21,089	100.0%	$32,963	100.0%	$17,868	100.0%	$16,348	100.0%	$14,807	100.0%

The following table shows credit ratios at and for the periods indicated and each component of the ratio's calculation:

	For the Years Ended December 31,
	2021	2020	2019	2018	2017
Allowance for loan losses as a percentage of total loans outstanding	1.15%	1.66%	1.04%	0.99%	0.89%
Allowance for loan losses	$21,089	$32,963	$17,868	$16,348	$14,807
Total loans outstanding	$1,840,093	$1,979,954	$1,714,361	$1,649,754	$1,657,795

Nonaccrual loans as a percentage of total loans outstanding	0.72%	0.94%	1.42%	1.48%	1.51%
Total nonaccrual loans	$13,269	$18,677	$24,386	$24,412	$25,033
Total loans outstanding	$1,840,093	$1,979,954	$1,714,361	$1,649,754	$1,657,795

Allowance for loan losses as a percentage of nonaccrual loans	158.93%	176.49%	73.27%	66.97%	59.15%
Allowance for loan losses	$21,089	$32,963	$17,868	$16,348	$14,807
Total nonaccrual loans	$13,269	$18,677	$24,386	$24,412	$25,033

Net charge-offs during period to average loans outstanding:
One-to four family residential loans	(0.04)%	(0.02)%	—%	—%	(0.01)%
Net charge-offs	$(131)	$(86)	$(4)	$(1)	$(29)
Average loans outstanding	$372,207	$422,156	$441,183	$461,712	$347,120

Net charge-offs during period to average loans outstanding:
Home equity loans and lines	0.03%	(0.76)%	(0.03)%	0.01%	0.01%
Net charge-offs	$19	$(559)	$(26)	$5	$10
Average loans outstanding	$62,957	$73,396	$80,994	$89,085	$88,763

Net charge-offs during period to average loans outstanding:

	For the Years Ended December 31,
	2021	2020	2019	2018	2017
Commercial real estate	(0.17)%	0.01%	(0.05)%	—%	—%
Net charge-offs	$(1,337)	$50	$(360)	$—	$(3)
Average loans outstanding	$769,950	$728,959	$686,442	$619,690	$462,261

Net charge-offs during period to average loans outstanding:
Construction and land	0.03%	(0.33)%	—%	—%	—%
Net charge-offs	$63	$(688)	$(6)	$—	$—
Average loans outstanding	$241,725	$205,591	$194,976	$174,033	$131,593

Net charge-offs during period to average loans outstanding:
Multi-family residential	—%	—%	—%	—%	—%
Net charge-offs	$—	$—	$—	$—	$—
Average loans outstanding	$87,101	$72,906	$50,474	$53,678	$47,587

Net charge-offs during period to average loans outstanding:
Commercial and industrial	(0.08)%	(0.24)%	(0.49)%	(1.30)%	0.04%
Net charge-offs	$(286)	$(878)	$(868)	$(2,348)	$50
Average loans outstanding	$356,180	$360,930	$178,236	$180,456	$134,643

Net charge-offs during period to average loans outstanding:
Consumer	(0.12)%	(0.25)%	(0.47)%	(0.10)%	(0.12)%
Net charge-offs	$(41)	$(105)	$(230)	$(58)	$(49)
Average loans outstanding	$35,647	$41,350	$49,297	$58,189	$41,609

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
The following table provides a summary of the loan portfolio and related reserves at December 31, 2021. We have separately identified certain information regarding PPP loans which, due to the existence of full repayment guarantees from the SBA as well as the likelihood that the vast majority of such loans will be forgiven, we believe entail minimal credit risk to the Company.

(dollars in thousands)	Total Loans	PPP Loans	Total ACL	ACL to Total Loans	ACL to Total Non-PPP Loans
December 31, 2021
Retail CRE	$187,087	$—	$2,536	1.36%	1.36%
Hotels and short-term rentals	107,625	3,110	2,841	2.64	2.72
Restaurants and bars	59,544	8,947	1,369	2.30	2.71
Energy	40,324	—	827	2.05	2.05
Credit cards	4,138	—	329	7.95	7.95
Other loans	1,441,375	31,580	13,187	0.91	0.94
Total	$1,840,093	$43,637	$21,089	1.15%	1.17%

Unfunded lending commitments(1)	—	—	1,815	—	—
Total	$1,840,093	$43,637	$22,904	1.24%	1.27%
(1)At December 31, 2021, the allowance of $1.8 million related to unfunded lending commitments of $434.6 million. The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.

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
At December 31, 2021 and 2020, loans identified as impaired and individually evaluated for expected losses were $4.6 million and $9.0 million, respectively. Due to the adoption of ASC 326, total loans identified as impaired and individually evaluated at December 31, 2021 included $1.1 million of acquired loans, of which none were acquired with deteriorated credit quality. For more information on the adoption of ASC 326, refer to Note 2 of the Consolidated Financial Statements.

The following tables provide a summary of loans identified as impaired and individually evaluated for expected losses as of the dates indicated.

	December 31, 2021
(dollars in thousands)	Recorded Investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$—	$—	—%
Home equity loans and lines	—	—	—
Commercial real estate	3,873	247	6.38
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	744	425	57.12
Consumer	—	—	—
Total	$4,617	$672	14.55%

	December 31, 2020
(dollars in thousands)	Recorded Investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$1,006	$100	9.94%
Home equity loans and lines	—	—	—
Commercial real estate	7,400	1,008	13.62
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	606	431	71.12
Consumer	—	—	—
Total	$9,012	$1,539	17.08%

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
At December 31, 2021 and 2020, we had a total of $17.5 million and $35.3 million, respectively, in loans classified as substandard. We had no assets classified as doubtful or loss at either date. For additional information, see Note 5 to the Consolidated Financial Statements.
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

The following table sets forth the composition of the Company’s total nonperforming assets and troubled debt restructurings as of the dates indicated.

	December 31,
(dollars in thousands)	2021	2020	2019	2018	2017
Nonaccrual loans (1):
Real estate loans:
One- to four-family first mortgage	$3,575	$3,838	$3,948	$5,172	$3,173
Home equity loans and lines	38	63	1,244	1,699	1,542
Commercial real estate	8,431	12,298	13,325	11,343	8,757
Construction and land	258	469	2,469	1,594	449
Multi-family residential	—	—	—	—	—
Other loans:
Commercial and industrial	763	1,717	3,224	3,988	10,610
Consumer	204	292	176	616	502
Total nonaccrual loans	13,269	18,677	24,386	24,412	25,033
Accruing loans 90 days or more past due	6	2	—	—	—
Total nonperforming loans	13,275	18,679	24,386	24,412	25,033
Foreclosed assets and ORE	1,189	1,302	4,156	1,558	728
Total nonperforming assets	14,464	19,981	28,542	25,970	25,761
Performing troubled debt restructurings	4,963	2,085	2,378	1,406	2,536
Total nonperforming assets and troubled debt restructurings	$19,427	$22,066	$30,920	$27,376	$28,297
Nonperforming loans to total loans	0.72%	0.94%	1.42%	1.48%	1.51%
Nonperforming loans to total assets	0.45%	0.72%	1.11%	1.13%	1.12%
Nonaccrual loans to total loans	0.72%	0.94%	1.42%	1.48%	1.51%
Nonperforming assets to total assets	0.49%	0.77%	1.30%	1.21%	1.16%
Total loans outstanding	$1,840,093	$1,979,954	$1,714,361	$1,649,754	$1,657,795
Total assets outstanding	$2,938,244	$2,591,850	$2,200,465	$2,153,658	$2,228,121
(1)Prior to January 1, 2020, PCD loans were classified as PCI under ASC 310-30 and excluded from nonperforming loans because they continued to earn interest income from the accretable yield at the pool level regardless of their status as past due or otherwise not in compliance with their contractual terms. At adoption, the pools were discontinued and performance is based on contractual terms for individual loans. Refer to Note 2 to the Consolidated Financial Statements for more information on the adoption of ASC 326. PCI loans that were 90 days or more past due and were accounted for under ASC 310-30 totaled $2.2 million, $1.7 million and $4.3 million at December 31, 2019, 2018 and 2017, respectively.

As a result of Section 4013 of the CARES Act and recent interagency guidance issued by Federal banking regulators, modifications, such as deferrals of principal and/or interest payments, to borrowers affected by the COVID-19 pandemic are not deemed to be TDRs if such modifications are made on loans that were current as of December 31, 2019. Such deferrals and loan modifications totaled $3.9 million, or less than 1% of total loans, at December 31, 2021 compared to $558.8 million (28% of total loans) at June 30, 2020. We will continue to follow the guidance of Federal banking regulators in making any TDR determinations.

Total nonperforming assets decreased by $5.5 million, or 27.6%, to $14.5 million at December 31, 2021, compared to $20.0 million at December 31, 2020. The ratio of non-performing assets to total assets was 0.49% at December 31, 2021, compared to 0.77% at December 31, 2020.

As of December 31, 2021, total nonperforming loans were down $5.4 million, or 29.0%, from December 31, 2020 primarily due to pay-downs on nonaccrual loans. Foreclosed assets and ORE were also down $113,000, or 8.7%, from December 31, 2020.

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
The investment securities portfolio increased by an aggregate of $72.0 million, or 28.0%, during 2021. Securities available for sale made up 99.4% of the investment securities portfolio as of December 31, 2021. The following table sets forth the amortized cost and market value of our investment securities portfolio as of the dates indicated.

	December 31,
	2021		2020		2019
(dollars in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Available for sale:
U.S. agency mortgage-backed	$234,720	$233,773	$138,669	$142,812	$94,446	$95,172
Collateralized mortgage obligations	31,356	31,912	74,112	75,620	142,408	142,451
Municipal bonds	51,094	50,719	27,306	28,011	15,895	16,005
U.S. government agency	5,615	5,614	6,210	6,255	3,696	3,693
Corporate bonds	5,500	5,614	2,000	2,054	—	—
Total available for sale	328,285	327,632	248,297	254,752	256,445	257,321
Held to maturity:
Municipal bonds	2,102	2,132	2,934	2,996	7,149	7,194
Total held to maturity	2,102	2,132	2,934	2,996	7,149	7,194
Total investment securities	$330,387	$329,764	$251,231	$257,748	$263,594	$264,515
The following table sets forth the fixed versus adjustable rate profile of the investment securities portfolio as of the dates indicated. All amounts are shown at amortized cost.

	December 31,
(dollars in thousands)	2021	2020	2019
Fixed rate:
Available for sale	$300,923	$230,056	$234,080
Held to maturity	2,102	2,934	7,149
Total fixed rate	303,025	232,990	241,229
Adjustable rate:
Available for sale	27,362	18,241	22,365
Total adjustable rate	27,362	18,241	22,365
Total investment securities	$330,387	$251,231	$263,594

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities as of December 31, 2021. No tax-exempt yields have been adjusted to a tax-equivalent basis. All amounts are shown at amortized cost.

	Amounts as of December 31, 2021 which mature in:
(dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Through Ten Years	Over Ten Years	Total
Available for sale:
U.S. agency mortgage-backed	$988	$28,541	$77,888	$127,303	$234,720
Collateralized mortgage obligations	435	21,001	1,307	8,613	31,356
Municipal bonds	355	500	15,742	34,497	51,094
U.S. government agency	—	—	5,214	401	5,615
Corporate bonds	—	—	5,500	—	5,500
Total available for sale	1,778	50,042	105,651	170,814	328,285
Weighted average yield	2.79%	2.22%	1.68%	1.41%	1.63%
Held to maturity:
Municipal bonds	—	1,094	1,008	—	2,102
Total held to maturity	—	1,094	1,008	—	2,102
Weighted average yield	—%	2.11%	1.62%	—%	1.87%
Total investment securities	$1,778	$51,136	$106,659	$170,814	$330,387
Weighted average yield	2.79%	2.22%	1.68%	1.41%	1.63%

The following table summarizes activity in the Company’s investment securities portfolio during 2021.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2020	$254,752	$2,934
Purchases	167,584	—
Sales	(5,068)	—
Principal maturities, prepayments and calls	(80,686)	(800)
Amortization of premiums and accretion of discounts	(1,842)	(32)
Decrease in market value	(7,108)
Balance, December 31, 2021	$327,632	$2,102

As of December 31, 2021, the Company had a net unrealized loss on its available for sale investment securities portfolio of $653,000, compared to a net unrealized gain of $6.5 million as of December 31, 2020.

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
Total deposits were $2.5 billion as of December 31, 2021, up $322.0 million, or 14.5%, compared to December 31, 2020. Certificates of deposits totaled $319.3 million as of December 31, 2021, down $49.5 million, or 13.4%, compared to December 31, 2020. The following table sets forth the composition of the Company’s deposits as of the dates indicated.

	December 31,		Increase/(Decrease)
(dollars in thousands)	2021	2020	Amount	Percent
Demand deposit	$766,385	$615,700	$150,685	24.5%
Savings	285,728	250,165	35,563	14.2
Money market	371,478	333,078	38,400	11.5
NOW	792,919	646,085	146,834	22.7
Certificates of deposit	319,339	368,793	(49,454)	(13.4)
Total deposits	$2,535,849	$2,213,821	$322,028	14.5%

The following table shows the daily average balances of deposits by type and weighted-average rate paid for the periods indicated.

	For the Years Ended December 31,
(dollars in thousands)	2021			2020			2019
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Noninterest-bearing demand deposits	$717,536			$581,385			$443,063
Interest-bearing deposits
Interest-bearing demand deposits	274,359	$367	0.13%	228,500	610	0.27%	203,246	1,023	0.50%
Savings	689,991	1,940	0.28	606,623	3,353	0.55	501,766	4,609	0.92
Money market accounts	353,643	575	0.16	305,029	1,311	0.43	282,255	2,728	0.97
Certificates of deposit	338,487	2,348	0.69	385,363	5,760	1.49	384,657	6,690	1.74
Total interest-bearing deposits	1,656,480	5,230	0.32%	1,525,515	11,034	0.72%	1,371,924	15,050	1.10%
Total deposits	$2,374,016			$2,106,900			$1,814,987

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) were $820.0 million at December 31, 2021 and $596.0 million at December 31, 2020. Certificates of deposit in the amount of $250,000 and over decreased $5.8 million, or 8.5%, from $69.1 million at December 31, 2020 to $63.2 million at December 31, 2021. The following table details the remaining maturity of large-denomination certificates of deposit of $250,000 and over as of the dates indicated.

	December 31,
(dollars in thousands)	2021	2020	2019
3 months or less	$19,481	$24,321	$15,465
3 - 6 months	13,586	15,298	33,056
6 - 12 months	21,631	19,665	14,192
12 - 36 months	7,355	9,004	10,700
More than 36 months	1,168	772	1,400
Total certificates of deposit greater than $250,000	$63,221	$69,060	$74,813

Federal Home Loan Bank Advances
Advances from the FHLB may be obtained by the Company upon the security of the common stock it owns in the FHLB and certain real estate loans and investment securities, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Advances from the FHLB may be either short-term, maturities of one year or less, or long-term, maturities in excess of one year.
The Company had no short-term FHLB advances as of December 31, 2021 and 2020. Long-term FHLB advances totaled $26.0 million as of December 31, 2021, down $2.8 million, or 9.6%, compared to $28.8 million as of December 31, 2020.
Average FHLB advances were $27.3 million during 2021, down $17.7 million, or 39.4%, from 2020.
Shareholders’ Equity
Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At December 31, 2021, shareholders’ equity totaled $351.9 million, up $30.1 million, or 9.3%, compared to $321.8 million at December 31, 2020. The increase was primarily due to the Company’s earnings for the year ended December 31, 2021, which was partially offset by other comprehensive loss, share repurchases, and dividends paid during 2021.

RESULTS OF OPERATIONS
Net income in 2021 was $48.6 million, up $23.9 million, or 96.3%, compared to 2020. Diluted EPS for 2021 was $5.77, up $2.92, or 102.5% from 2020. The net income in 2021 was significantly impacted by the reversal of provision for loan losses primarily due to improvement in our assessment of the economic impact of the COVID-19 pandemic over the prior year and the recognition of PPP lender fees. For the year ended December 31, 2021, the Company reversed $10.2 million of the allowance for loan losses compared to $12.7 million provision for the year ended December 31, 2020. The provision for loan losses during 2020 reflected our assessment of expected losses due primarily to the economic impact of the COVID-19 pandemic.
Net income in 2020 was $24.8 million, down $3.2 million, or 11.3%, compared to 2019. Diluted EPS for 2020 was $2.85, down $0.20, or 6.6% from 2019. The decrease in net income was primarily due to the provision for loan losses in 2020 (most of which was recorded in the first and second quarters of the year).
Net Interest Income
Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s net interest spread was 3.76%, 3.72% and 3.94% for the years ended December 31, 2021, 2020, and 2019, respectively.
Net interest income totaled $101.0 million in 2021, up $8.8 million, or 9.5%, compared to $92.2 million in 2020. The increase was primarily due to lower deposit costs and an increase in loan income primarily due to PPP loans. Total interest expense on deposits decreased $5.8 million, or 52.6%, in 2021 compared to 2020. The average cost of total interest-bearing deposits decreased by 40 basis points to 0.32% in 2021.
The Company recognized $11.4 million and $4.1 million of PPP lender fees in loan interest income in 2021 and 2020, respectively. The remaining balance of $1.3 million in deferred lender fees at December 31, 2021 will be amortized into interest income over the life of the PPP loans. Outstanding PPP loans positively impacted the average loan yield by 24 basis points and the net interest margin by 27 basis points during 2021.

In addition, the increase in average cash and cash equivalents from 2020 to 2021 negatively impacted the average yield on total interest-earning assets and the net interest margin by 39 basis points and 37 basis points, respectively. Average cash and cash equivalents are reflected in the increase in the average balance of other interest-earning assets. Average other interest-earning assets during 2021 were up $225.1 million from the average of $142.2 million during 2020.

In 2020, net interest income totaled $92.2 million, up $6.2 million, or 7.2%, compared to $86.0 million in 2019. The increase in net interest income for 2020 compared to 2019 was primarily due to lower deposit costs and an increase in loan income primarily due to PPP loans during 2020. Total interest expense on deposits decreased $4.0 million, or 26.7%, in 2020 compared to 2019. The average cost of total interest-bearing deposits in 2020 totaled 0.72%, down 38 basis points from 2019.
The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 3.88%, 3.96%, and 4.26% during the years ended December 31, 2021, 2020, and 2019, respectively.

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

	For the Years Ended December 31,
(dollars in thousands)	2021			2020			2019
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans receivable(1)	$1,925,767	$101,577	5.22%	$1,905,288	$99,106	5.14%	$1,681,604	$94,414	5.56%
Investment securities(TE)
Taxable	263,459	4,301	1.63	240,161	4,228	1.76	243,404	5,886	2.42
Tax-exempt	19,506	339	2.20	14,304	335	2.96	22,877	507	2.80
Total investment securities	282,965	4,640	1.67	254,465	4,563	1.83	266,281	6,393	2.45
Other interest-earning assets	367,241	685	0.19	142,171	460	0.32	55,029	1,401	2.55
Total interest-earning assets(TE)	2,575,973	106,902	4.11	2,301,924	104,129	4.48	2,002,914	102,208	5.07
Noninterest-earning assets	189,905			189,688			195,569
Total assets	$2,765,878			$2,491,612			$2,198,483
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,317,993	$2,882	0.22%	$1,140,152	$5,274	0.46%	$987,267	$8,360	0.85%
Certificates of deposit	338,487	2,348	0.69	385,363	5,760	1.49	384,657	6,690	1.74
Total interest-bearing deposits	1,656,480	5,230	0.32	1,525,515	11,034	0.72	1,371,924	15,050	1.10
Other borrowings	5,581	212	3.81	5,539	212	3.83	5,542	213	3.83
FHLB advances	27,319	471	1.72	45,065	672	1.49	52,485	949	1.81
Total interest-bearing liabilities	1,689,380	5,913	0.35	1,576,119	11,918	0.76	1,429,951	16,212	1.13
Noninterest-bearing liabilities	738,491			599,362			456,547
Total liabilities	2,427,871			2,175,481			1,886,498
Shareholders’ equity	338,007			316,131			311,985
Total liabilities and shareholders’ equity	$2,765,878			$2,491,612			$2,198,483
Net interest-earning assets	$886,593			$725,805			$572,963
Net interest income; net interest spread(TE)		$100,989	3.76%		$92,211	3.72%		$85,996	3.94%
Net interest margin(TE)			3.88%			3.96%			4.26%
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

	2021 Compared to 2020 Change Attributable To			2020 Compared to 2019 Change Attributable To
(dollars in thousands)	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
Interest income:
Loans receivable	$1,320	$1,151	$2,471	$(115)	$4,807	$4,692
Investment securities	(84)	161	77	(1,071)	(759)	(1,830)
Other interest-earning assets	(4)	229	225	(904)	(37)	(941)
Total interest income	1,232	1,541	2,773	(2,090)	4,011	1,921
Interest expense:
Savings, checking and money market accounts	(1,645)	(747)	(2,392)	(2,191)	(895)	(3,086)
Certificates of deposit	(2,006)	(1,406)	(3,412)	(585)	(345)	(930)
Other borrowings	—	—	—	—	(1)	(1)
FHLB advances	(81)	(120)	(201)	(133)	(144)	(277)
Total interest expense	(3,732)	(2,273)	(6,005)	(2,909)	(1,385)	(4,294)
Increase (decrease) in net interest income	$4,964	$3,814	$8,778	$819	$5,396	$6,215

Interest income includes interest income earned on earning assets as well as applicable loan fees earned. Interest income that would have been earned on nonaccrual loans had they been on accrual status is not included in the data reported above.
Provision for Loan Losses
Effective January 1, 2020, the Company adopted the guidance under ASC 326, which introduced a new model known as CECL. For reporting periods beginning on and after January 1, 2020, our activity in the provision for loan losses, which are charges or recoveries to operating results, is undertaken to maintain a level of allowance that reflects expected losses for the full life of the financial assets. Prior to January 1, 2020 and the adoption of ASC 326, the activity in the provision for loan losses was recorded to maintain the allowance at an amount which management determined covered reasonably estimable and probable losses. For more information on the adoption of ASC 326, refer to Note 2 of the Consolidated Financial Statements.
For the year ended December 31, 2021, the Company reversed $10.2 million of the allowance for loan losses compared to provisions of $12.7 million and $3.0 million for 2020 and 2019, respectively. The provision for loan losses during 2020 reflected our assessment of the change in expected losses due primarily to the economic impact of the COVID-19 pandemic.
Net charge-offs were $1.7 million for 2021, compared to net charge-offs of $2.3 million and $1.5 million for 2020 and 2019, respectively. Net loan charge-offs for 2021 were primarily attributable to an acquired hotel loan and one originated commercial relationship, both of which were nonperforming prior to the COVID-19 crisis. Charge-offs during 2020 were primarily related to $1.0 million on two acquired commercial relationships and $806,000 on an originated commercial relationship classified as substandard prior to the COVID-19 pandemic.
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Allowance for Credit Losses" provides more information on the changes in the ALL and ACL.

Noninterest Income
The following table illustrates the primary components of noninterest income for the years indicated.

(dollars in thousands)	2021	2020	2021 vs 2020 Percent Increase (Decrease)	2019	2020 vs 2019 Percent Increase (Decrease)
Noninterest income:
Service fees and charges	$4,702	$4,646	1.2%	$5,940	(21.8)%
Bank card fees	5,935	4,868	21.9	4,516	7.8
Gain on sale of loans, net	2,518	2,925	(13.9)	1,074	172.3
Income from bank-owned life insurance	2,603	994	161.9	2,069	(52.0)
Loss on sale of assets, net	(504)	(11)	4,481.8	(335)	(96.7)
Other income	1,017	883	15.2	1,151	(23.3)
Total noninterest income	$16,271	$14,305	13.7%	$14,415	(0.8)%

2021 compared to 2020

Noninterest income for 2021 totaled $16.3 million, up $2.0 million, or 13.7%, compared to 2020. Income from BOLI for 2021 was up $1.6 million, or 161.9%, from 2020 primarily due to the recognition of a life insurance benefit of $1.7 million following the death of an employee during the third quarter of 2021.

Income from bank card fees for 2021 were up $1.1 million, or 21.9%, from 2020 primarily due to to increased transaction activity by our cardholders.

Losses on the sale of assets for 2021 totaled $504,000. This was an increase in losses of $493,000 from 2020. During the second quarter of 2021, the Company sold and leased back one of its Mississippi branch locations. The sale transferred control to the buyer-lessor and all losses were recognized at the time of the sale. The Company believes that the sale/leaseback will reduce the operating expenses related to this branch office in future periods.

2020 compared to 2019

Noninterest income for 2020 totaled $14.3 million, down $110,000, or 0.8%, compared to 2019. The decrease was primarily due to a decrease in service fees and charges (down $1.3 million) and the absence of $1.2 million death benefit from a BOLI policy recognized in 2019, which were partially offset by an increase in gains on the sale of loans (up $1.9 million).

Noninterest Expense
The following table illustrates the primary components of noninterest expense for the years indicated.

(dollars in thousands)	2021	2020	2021 vs 2020 Percent Increase (Decrease)	2019	2020 vs 2019 Percent Increase (Decrease)
Noninterest expense:
Compensation and benefits	$39,151	$37,935	3.2%	$38,415	(1.2)%
Occupancy	6,970	6,794	2.6	7,118	(4.6)
Marketing and advertising	1,871	1,132	65.3	1,576	(28.2)
Data processing and communication	8,500	7,343	15.8	6,611	11.1
Professional services	1,178	852	38.3	856	(0.5)
Forms, printing and supplies	644	625	3.0	683	(8.5)
Franchise and shares tax	1,475	1,487	(0.8)	1,444	3.0
Regulatory fees	1,317	1,377	(4.4)	830	65.9
Foreclosed assets, net	453	505	(10.3)	556	(9.2)
Amortization of acquisition intangible	1,163	1,360	(14.5)	1,583	(14.1)
Provision for credit losses on unfunded commitments	390	—	—	—	—
Other expenses	3,870	3,571	8.4	3,933	(9.2)
Total noninterest expense	$66,982	$62,981	6.4%	$63,605	(1.0)%

2021 compared to 2020
Noninterest expense for 2021 totaled $67.0 million, up $4.0 million, or 6.4%, from 2020.
Compensation and benefits expense for 2021 was up $1.2 million, or 3.2% compared to 2020 primarily due to increased health insurance costs, salaries and compensation expense related to the Company's ESOP driven primarily by the increase in market value of shares of the Company's common stock held by the ESOP.
Data processing and communication expense for 2021 was up $1.2 million, or 15.8%, compared to 2020 primarily due to a general increase in the cost of software and data processing, increased costs related to higher PPP loan origination volume as well as costs related to the implementation of enhancements to our lending software.
Marketing and advertising expense for 2021 was up $739,000, or 65.3%, compared to 2020 primarily due to an increase in donations and general advertising activities.
Professional fees for 2021 were up $326,000, or 38.3%, compared to 2020 primarily due to merger related expenses.
2020 compared to 2019
Noninterest expense for 2020 totaled $63.0 million, a decrease of $624,000, or 1.0%, from 2019. The decrease in noninterest expense in 2020 was primarily in compensation and benefits (down $480,000), marketing and advertising expense (down $444,000), occupancy (down $324,000), which were offset with increases in data processing and communications (up $732,000) and regulatory fees (up $547,000).
Income Taxes
For the years ended December 31, 2021, 2020 and 2019, the Company incurred income tax expense of $11.8 million, $6.0 million and $5.9 million, respectively. The Company’s effective tax rate was 19.6%, 19.6% and 17.3% for 2021, 2020 and 2019, respectively.
The Company's effective tax rate in 2021 remained consistent with 2020 and increased compared to 2019 due to the absence of certain non-recurring transactions. During 2019, the Company received a non-taxable BOLI benefit of $1.2 million following the death of a former employee.

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
We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At December 31, 2021, certificates of deposit maturing within the next 12 months totaled $251.6 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.
In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years, we have utilized borrowings as a cost efficient addition to deposits as a source of funds. Our borrowings consist of advances from the FHLB, of which we are a member. Under terms of the collateral agreement with the FHLB, we may pledge residential mortgage loans and mortgage-backed securities as well as our stock in the FHLB as collateral for such advances. For the year ended December 31, 2021, the average balance of our outstanding FHLB advances was $27.3 million. At December 31, 2021, we had $26.0 million in outstanding long-term FHLB advances and $810.4 million in additional FHLB advances available to us.
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
Our interest rate sensitivity is also monitored by management through the use of models which generate estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of December 31, 2021.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	19.8%
+200	13.4
+100	6.7
-100	(6.2)

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

	Contract Amount
(dollars in thousands)	2021	2020
Standby letters of credit	$5,075	$5,781
Available portion of lines of credit	320,611	266,349
Undisbursed portion of loans in process	142,048	99,527
Commitments to originate loans	153,487	139,471

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to be drawn upon, the total commitment amounts generally represent future cash requirements.
Unfunded commitments under commercial lines of credit and revolving credit lines are commitments for possible future extensions of credit to existing customers. These lines of credit usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.
The Company is subject to certain claims and litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the financial position or results of operations of the Company.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and the undisbursed portion of construction loans as of December 31, 2021.

(dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Unused commercial lines of credit	$103,147	$68,071	$22,557	$8,264	$202,039
Unused personal lines of credit	37,679	12,276	13,191	55,426	118,572
Undisbursed portion of loans in process	78,086	32,848	15,994	15,120	142,048
Standby letters of credit	4,199	876	—	—	5,075
Commitments to originate loans	146,077	7,410	—	—	153,487
Total	$369,188	$121,481	$51,742	$78,810	$621,221

The Company has utilized leasing arrangements to support the ongoing activities of the Company. The required payments under such commitments and other contractual cash commitments as of December 31, 2021 are shown in the following table.

(dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Operating leases	$475	$475	$436	$365	$354	$1,484	$3,589
Certificates of deposit	251,554	45,071	13,398	4,216	2,654	2,446	319,339
Long-term FHLB advances	4,207	3,036	4,294	10,911	3,598	—	26,046
Total	$256,236	$48,582	$18,128	$15,492	$6,606	$3,930	$348,974

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
Lafayette, Louisiana
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Home Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter below does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Estimate of the allowance for loan losses – reserves related to loans collectively evaluated for impairment

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s allowance for loan losses (“ALL”) totaled $21.0 million of which $20.4 million relates to loans collectively evaluated for impairment (“general reserves”). The Company has identified loan pools with similar risk characteristics. The Company estimated the general reserves for all loan pools using the discounted cash flow method, except for general reserves for the credit card portfolio which were estimated using the remaining life method.

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

We identified the estimate of the reserves related to loans collectively evaluated for impairment as a critical audit matter because auditing this portion of the ALL required significant auditor judgment and evaluation of significant estimates requiring industry knowledge and experience. The estimate of the reserves related to individually evaluated loans did not require the same degree of auditor judgment; therefore, we did not identify this portion of ALL as a critical audit matter.

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

Atlanta, Georgia
March 10, 2022

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(dollars in thousands)	2021	2020
Assets
Cash and cash equivalents	$601,443	$187,952
Interest-bearing deposits in banks	349	349
Investment securities available for sale, at fair value	327,632	254,752
Investment securities held to maturity (fair values of $2,132 and $2,996, respectively)	2,102	2,934
Mortgage loans held for sale	1,104	9,559
Loans, net of unearned income	1,840,093	1,979,954
Allowance for loan losses	(21,089)	(32,963)
Total loans, net of unearned income and allowance for loan losses	1,819,004	1,946,991
Office properties and equipment, net	43,542	45,497
Cash surrender value of bank-owned life insurance	40,361	40,334
Goodwill and core deposit intangibles	61,949	63,112
Accrued interest receivable and other assets	40,758	40,370
Total Assets	$2,938,244	$2,591,850
Liabilities
Deposits:
Noninterest-bearing	$766,385	$615,700
Interest-bearing	1,769,464	1,598,121
Total deposits	2,535,849	2,213,821
Other borrowings	5,539	5,539
Long-term Federal Home Loan Bank advances	26,046	28,824
Accrued interest payable and other liabilities	18,907	21,824
Total Liabilities	2,586,341	2,270,008
Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,526,907 and 8,740,104 shares issued and outstanding, respectively	85	87
Additional paid-in capital	164,982	164,988
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(2,410)	(2,767)
Recognition and Retention Plan (RRP)	(13)	(22)
Retained earnings	188,515	154,282
Accumulated other comprehensive income	744	5,274
Total Shareholders’ Equity	351,903	321,842
Total Liabilities and Shareholders’ Equity	$2,938,244	$2,591,850

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(dollars in thousands except per share data)	2021	2020	2019
Interest Income
Loans, including fees	$101,577	$99,106	$94,414
Investment securities:
Taxable interest	4,301	4,228	5,886
Tax-exempt interest	339	335	507
Other investments and deposits	685	460	1,401
Total interest income	106,902	104,129	102,208
Interest Expense
Deposits	5,230	11,034	15,050
Other borrowings expense	212	212	213
Short-term Federal Home Loan Bank advances	—	23	—
Long-term Federal Home Loan Bank advances	471	649	949
Total interest expense	5,913	11,918	16,212
Net interest income	100,989	92,211	85,996
Provision for loan losses	(10,161)	12,728	3,014
Net interest income after provision for loan losses	111,150	79,483	82,982
Noninterest Income
Service fees and charges	4,702	4,646	5,940
Bank card fees	5,935	4,868	4,516
Gain on sale of loans, net	2,518	2,925	1,074
Income from bank-owned life insurance	2,603	994	2,069
Loss on sale of assets, net	(504)	(11)	(335)
Other income	1,017	883	1,151
Total noninterest income	16,271	14,305	14,415
Noninterest Expense
Compensation and benefits	39,151	37,935	38,415
Occupancy	6,970	6,794	7,118
Marketing and advertising	1,871	1,132	1,576
Data processing and communication	8,500	7,343	6,611
Professional services	1,178	852	856
Forms, printing and supplies	644	625	683
Franchise and shares tax	1,475	1,487	1,444
Regulatory fees	1,317	1,377	830
Foreclosed assets, net	453	505	556
Amortization of acquisition intangible	1,163	1,360	1,583
Provision for credit losses on unfunded commitments	390	—	—
Other expenses	3,870	3,571	3,933
Total noninterest expense	66,982	62,981	63,605
Income before income tax expense	60,439	30,807	33,792
Income tax expense	11,818	6,042	5,860
Net Income	$48,621	$24,765	$27,932
Earnings per share:
Basic	$5.80	$2.86	$3.08
Diluted	$5.77	$2.85	$3.05
Cash dividends declared per common share	$0.91	$0.88	$0.84

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Net Income	$48,621	$24,765	$27,932
Other Comprehensive (Loss) income
Unrealized (losses) gains on available for sale investment securities	(7,108)	5,580	3,668
Unrealized gains on cash flow hedges	1,374	220	—
Tax effect	1,204	(1,218)	(770)
Other comprehensive (loss) income, net of taxes	(4,530)	4,582	2,898
Comprehensive Income	$44,091	$29,347	$30,830

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total

Balance, December 31, 2018	$95	$168,243	$(3,481)	$(58)	$141,447	$(2,206)	$304,040
Net income					27,932		27,932
Other comprehensive income						2,898	2,898
Purchase of Company’s common stock at cost, 419,498 shares	(4)	(4,191)			(11,250)		(15,445)
Cash dividends declared, $0.84 per share					(7,898)		(7,898)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 24,987 shares	—	230			(73)		157
Exercise of stock options	2	2,229					2,231
RRP shares released for allocation		(23)		23			—
ESOP shares released for allocation		1,256	357				1,613
Share-based compensation cost		801					801
Balance, December 31, 2019	$93	$168,545	$(3,124)	$(35)	$150,158	$692	$316,329
Cumulative effect of change in accounting principle due to the adoption of ASC 326, net of tax					(3,985)		(3,985)
Net income					24,765		24,765
Other comprehensive income						4,582	4,582
Purchase of Company’s common stock at cost, 530,504 shares	(6)	(5,299)			(8,708)		(14,013)
Cash dividends declared, $0.88 per share					(7,903)		(7,903)
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 16,485 shares	—	32			(45)		(13)
Exercise of stock options	—	30					30
RRP shares released for allocation		(13)		13			—
ESOP shares released for allocation		904	357				1,261
Share-based compensation cost		789					789
Balance, December 31, 2020	$87	$164,988	$(2,767)	$(22)	$154,282	$5,274	$321,842
Net income					48,621		48,621
Other comprehensive loss						(4,530)	(4,530)
Purchase of Company’s common stock at cost, 246,012 shares	(2)	(2,457)			(6,441)		(8,900)
Cash dividends declared, $0.91 per share					(7,867)		(7,867)
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 28,222 shares	—	383			(80)		303
Exercise of stock options	—	80					80
RRP shares released for allocation		(9)		9			—
ESOP shares released for allocation		1,228	357				1,585
Share-based compensation cost		769					769
Balance, December 31, 2021	$85	$164,982	$(2,410)	$(13)	$188,515	$744	$351,903

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Cash flows from operating activities, net of effects of acquisitions:
Net income	$48,621	$24,765	$27,932
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(10,161)	12,728	3,014
Depreciation	3,084	3,063	2,875
Amortization and accretion of purchase accounting valuations and intangibles	3,527	5,479	5,880
Net amortization of mortgage servicing asset	—	161	111
Federal Home Loan Bank stock dividends	(15)	(61)	(156)
Net amortization of premium on investments	1,874	2,900	2,342
Gain on sale of loans, net	(2,518)	(2,925)	(1,074)
Loss on sale of assets, net	504	11	335
Proceeds, including principal payments, from loans held for sale	199,639	288,642	123,065
Originations of loans held for sale	(188,666)	(288,286)	(126,895)
Non-cash compensation	2,354	2,050	2,414
Deferred income tax expense (benefit)	2,544	(1,588)	137
Increase in accrued interest receivable and other assets	(2,661)	(612)	(277)
Increase in cash surrender value of bank-owned life insurance	(886)	(948)	(874)
(Decrease) increase in accrued interest payable and other liabilities	(1,525)	3,651	5,109
Net cash provided by operating activities	55,715	49,030	43,938
Cash flows from investing activities, net of effects of acquisitions:
Purchases of securities available for sale	(167,584)	(91,978)	(68,523)
Proceeds from maturities, prepayments and calls on securities available for sale	80,686	97,311	72,865
Proceeds from maturities, prepayments and calls on securities held to maturity	800	4,130	3,517
Proceeds from sales on securities available for sale	5,068	—	—
Decrease (increase) in loans, net	133,808	(271,830)	(73,680)
Reimbursement from FDIC for covered assets	—	—	142
Decrease in interest-bearing deposits in banks	—	100	490
Proceeds from sale of foreclosed assets	2,493	3,585	1,825
Purchases of office properties and equipment	(2,472)	(2,147)	(3,840)
Proceeds from sale of office properties and equipment	414	5	54
Purchase of bank-owned life insurance	—	—	(10,000)
Proceeds from bank-owned life insurance	1,717	126	2,163
Purchase of Federal Home Loan Bank stock	—	(1,592)	—
Proceeds from redemption of Federal Home Loan Bank stock	—	2,254	2,658
Net cash provided by (used in) investing activities	54,930	(260,036)	(72,329)
Cash flows from financing activities, net of effects of acquisitions:
Increase in deposits, net	322,028	392,836	47,715
Borrowings on Federal Home Loan Bank advances	—	119,700	6,010
Repayments of Federal Home Loan Bank advances	(2,798)	(131,526)	(24,150)
Proceeds from exercise of stock options	80	30	2,231
Issuance of stock under incentive plans	303	(13)	157
Dividends paid to shareholders	(7,867)	(7,903)	(7,898)
Purchase of Company’s common stock	(8,900)	(14,013)	(15,445)
Net cash provided by financing activities	302,846	359,111	8,620
Net change in cash and cash equivalents	413,491	148,105	(19,771)
Cash and cash equivalents at beginning of year	187,952	39,847	59,618
Cash and cash equivalents at end of year	$601,443	$187,952	$39,847

Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$6,220	$11,933	$16,072
Income taxes paid	12,002	5,430	3,174
Noncash investing and financing activities:
Loans transferred to ORE, net of charge offs	1,979	869	3,103
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Home Bancorp, Inc., a Louisiana corporation (the “Company”), is the parent holding company for Home Bank, N.A. (the "Bank"). The Bank is a national bank and wholly owned subsidiary of the Company. The Company and Bank are headquartered in Lafayette, Louisiana. As of December 31, 2021, the Company was a bank holding company. In September 2018, the Bank established HB Investment Fund I, LLC, a wholly-owned subsidiary of the Bank to invest in New Markets Tax Credits (“NMTC”) in our market area.
In 2010, the Bank expanded into the Northshore (of Lake Pontchartrain) region through a Federal Deposit Insurance Corporation (“FDIC”) assisted acquisition of certain assets and liabilities of the former Statewide Bank. In July 2011, the Bank expanded into the Greater New Orleans region through its acquisition of GS Financial Corporation, the former holding company of Guaranty Savings Bank. In February 2014, the Bank expanded into west Mississippi through its acquisition of Britton & Koontz Capital Corporation, the holding company for Britton & Koontz Bank, N.A. of Natchez, Mississippi. In September 2015, the Bank expanded its presence in the Greater New Orleans region through the acquisition of Louisiana Bancorp, Inc., the former holding company of Bank of New Orleans of Metairie, Louisiana. In December 2017, the Bank expanded its presence in the Acadiana market through the acquisition of St. Martin Bancshares (“SMB”), the former holding company of St. Martin Bank & Trust Company of St. Martinville, Louisiana. As of December 31, 2021, the Bank conducted business from 38 banking offices in the Acadiana, Northshore, Baton Rouge and Greater New Orleans regions of south Louisiana and west Mississippi.
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
The Company’s primary banking regulator is the Board of Governors of the Federal Reserve System (the”Federal Reserve”). The Bank’s primary regulator is the Office of the Comptroller of the Currency (“OCC”). Its deposits are insured to the maximum amount permissible under federal law by the FDIC.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the Bank and HB Investment Fund I, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.
Subsequent Events
In January 2022, we sold the Bank's former branch office in Vicksburg, Mississippi, and transferred approximately $2.8 million in loans and $14.7 million in deposit liabilities from that office. The Company has evaluated for any additional subsequent events for potential recognition and disclosure through the date of filing for this Annual Report on Form 10-K with the U.S. Securities and Exchange Commission.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for credit losses, income taxes, the valuation of foreclosed assets and other real estate ("ORE"), goodwill and other intangible assets, acquisition accounting valuations and valuation of share-based compensation.

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks and interest-bearing deposits with the FHLB. The Company considers all highly liquid debt instruments with original maturities of three months or less (excluding interest-bearing deposits in banks) to be cash equivalents.
The Bank may be required to maintain cash reserves with the Federal Reserve Bank. The requirement is dependent upon the Bank’s cash on hand or noninterest-bearing balances. There was no reserve requirement as of December 31, 2021 or 2020.
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
Investment securities that are acquired with the intention of being resold in the near term are classified as trading securities under ASC 320 and are carried at fair value, with unrealized holding gains and losses recognized in current earnings. The Company did not hold any securities for trading purposes at, or during the years ended, December 31, 2021 or 2020.
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
For financial reporting purposes, the Company classifies a portion of its loans as “Mortgage loans held for sale”. Included in this category are loans which the Company has the current intent to sell and loans which are available to be sold in the event that the Company determines that loans should be sold to support the Company’s investment and liquidity objectives, as well as to support its overall asset and liability management strategies. Loans included in this category for which the Company has the current intention to sell are recorded at the lower of aggregate cost or fair value. As of December 31, 2021 and 2020, the Company had $1,104,000 and $9,559,000, respectively, in loans classified as “Mortgage loans held for sale.”
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
Acquired Loans
Acquired loans at December 31, 2021 and 2020 are those associated with our acquisitions of Statewide Bank, GS Financial Corporation, Britton & Koontz Capital Corporation, Louisiana Bancorp, Inc. and SMB. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The acquired loans were segregated between those considered to be performing and those with evidence of credit deterioration (purchased credit impaired or “PCI”), and then further segregated into loan pools designed to facilitate the development of expected cash flows. The fair value estimate for each pool of acquired performing and PCI loans was based on the estimate of expected cash flows, both principal and interest, from that pool, discounted at prevailing market interest rates. The difference between the fair value of an acquired loan pool and the contractual amounts due at the acquisition date (the “fair value discount”) is accreted into income over the estimated life of the pool.

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

ASC 326 replaced the guidance for PCI loans with the concept of purchased credit deteriorated ("PCD"). For reporting periods beginning on and after January 1, 2020, PCI loans have been re-classified as PCD loans. For PCD loans, the Company applied the guidance under ASC 326 using the prospective transition approach. As a result, the Company adjusted the amortized cost basis of the PCD loans to reclassify $996,000 of purchase discount to the allowance for loan losses on January 1, 2020. The Company applied the guidance under ASC 326 using the modified retrospective approach for all non-PCD assets, which resulted in an increase in the ACL and a corresponding decrease to retained earnings at the adoption date.

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
For reporting periods beginning on and after January 1, 2020 and the adoption of ASC 326:
Under ASC 326, the allowance for credit losses ("ACL") is measured on a pool basis when similar risk characteristics exist and is maintained at an amount which management believes is a current estimate of the expected credit losses for the full life of the relevant pool of loans and related unfunded lending commitments. The Company applies the practical expedient that permits the exclusion of the accrued interest receivable balance from amortized cost basis of financing receivables when measuring credit losses under CECL. The Company's CECL calculation estimates loan losses using the discounted cash flow method for all loan pools, except for the Company's credit card portfolio. Loan losses for the credit card portfolio are estimated using the remaining life method due to the limited complexity and size of this portfolio. The discounted cash flow analysis uses loan-level term information (e.g., maturity date, payment amount, interest rate, etc.) and pool-level assumptions (e.g., default rates, prepayment speeds, etc.) to produce expected future cash flows for the full life of every loan in the pool. The expected future cash flows are discounted and results are then aggregated to produce a net present value of the pool and ultimately the ACL requirement for the pool. The remaining life method applies a loss rate to a given pool of loans over the estimated remaining life of the given pool. The remaining life of the pool is based on historical data. The loss rates computed for each pool and expected pool-level funding rates are applied to the related unfunded lending commitments to calculate an ACL on unfunded amounts. For each pool of loans, management also evaluates and applies qualitative adjustments to the calculated ACL based on several factors, including, but not limited to, changes in current and expected future economic conditions, changes in industry experience and loan concentrations, changes in the volume and severity of nonperforming assets, changes in lending policies and personnel and changes in the competitive and regulatory environment of the banking industry. During 2021 and 2020, the ongoing effects of COVID-19 on the U.S. economy have been an additional consideration when measuring the ACL.
Loans that do not share similar risk characteristics are individually evaluated and are excluded from the pooled loan analysis. Individually analyzed loans generally include larger (i.e., loans with balances of $500,000 or greater) commercial real estate loans, multi-family residential loans, construction and land loans, commercial and industrial loans and other loans as deemed appropriate by management for which it is probable that all amounts due under the contractual terms of the loan will not be collected. The ACL for loans that are individually evaluated is based on a comparison of the recorded investment in the loan with either the expected cash flows discounted using the loan’s original effective interest rate, observable market price for the loan or the estimated fair value of the collateral underlying certain collateral-dependent loans.

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
On January 1, 2019, the Company adopted the amended provisions under ASC 842, Leases. Under the amended guidance, the Company recognizes lease assets and liabilities for both operating and capital leases. For lessees, lease assets represent the right to use leased assets for the relevant lease term and lease liabilities that represent the obligation to make lease payments. At December 31, 2021 and 2020, the Company's right-of-use assets, net of amortization, were $5,256,000 and $4,566,000, respectively. The Company's lease liabilities were $5,457,000 and $4,695,000 at December 31, 2021 and 2020, respectively. The Company reports its right-of-use assets and liabilities within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, on the Consolidated Statements of Financial Condition.
Cash Surrender Value of Bank-Owned Life Insurance
Life insurance contracts represent single premium life insurance contracts on the lives of certain officers of the Bank. The Bank is the beneficiary of these policies. These contracts are reported at their cash surrender value and changes in the cash surrender value are included in noninterest income.
Intangible Assets
Intangible assets consist of goodwill, core deposit intangibles and mortgage servicing rights. Goodwill and core deposit intangibles are presented together on the Consolidated Statements of Financial Condition. Mortgage servicing rights are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. Goodwill is not amortized but rather is evaluated for impairment at least annually. Core deposit intangibles represent the estimated value related to customer deposit relationships assumed in the Company’s acquisitions. Core deposit intangibles are being amortized over nine to 15 years. Core deposit intangibles are evaluated for impairment at least annually. Mortgage servicing rights represent servicing assets related to mortgage loans sold and serviced at fair value. Mortgage servicing rights are amortized over a maximum of 10 years using an accelerated method.
Foreclosed Assets and ORE
Foreclosed assets and ORE includes real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets are recorded at fair value less estimated selling costs at the date acquired or upon receiving new property valuations. Write-downs from cost to fair value at the date of foreclosure are charged against the allowance for credit losses. ORE is recorded at the lower of its net book value or fair value at the date of transfer to ORE. Costs relating to the development and improvement of foreclosed assets and ORE are capitalized, and costs relating to holding and maintaining foreclosed assets and ORE are expensed. Valuations are performed periodically and a charge to operations is recorded if the carrying value of a property exceeds its fair value less selling costs. Generally, the Company appraises foreclosed assets and ORE at the time of foreclosure or transfer to ORE and at least every 12 months following the foreclosure or transfer to ORE. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Financed sales of foreclosed property are accounted for in accordance with ASC 610, Subtopic 20, Gains and losses from the derecognition of nonfinancial assets. The Company had $1,189,000 and $1,302,000 of foreclosed assets and ORE as of December 31, 2021 and 2020, respectively. Foreclosed assets and ORE are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
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
Other Investments
Other investments are carried at cost and consist of Federal Reserve Bank ("FRB") stock, Federal Home Loan Bank ("FHLB") stock, First National Bankers Bank ("FNBB") stock, qualified investments under the Community Reinvestment Act ("CRA"), an investment in a Small Business Investment Company ("SBIC"), and a New Market Tax Credit ("NMTC") investment. The Company's other investments are not held for sale and do not have readily determinable fair values. As a member of the FRB and the FHLB, the Company is required to hold stock in the FRB and the FHLB. The FRB stock may not be sold or pledged as collateral. The FHLB stock is pledged as collateral for outstanding FHLB advances and its transfer is substantially restricted. The Company's CRA investments include investments in funds and membership shares that fund community development in low- and moderate-income areas. The Company's SBIC investment is guaranteed by the Small Business Association. Other investments totaled $15,004,000 and $15,721,000 as of December 31, 2021 and 2020, respectively. Other investments are reported in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
Shareholders’ Equity
Provisions of the Louisiana Business Corporation Act eliminate the concept of treasury stock and provide that shares reacquired by a company are to be treated as authorized but unissued shares. For the years ended December 31, 2021, 2020 and 2019, the cost of shares repurchased by the Company has been allocated to common stock, additional paid-in capital, and retained earnings.
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
In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable earnings and tax planning strategies.
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
The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2021, 2020 and 2019, the Company did not recognize any interest or penalties in its financial statements and did not record an accrued liability for interest or penalty payments.
Investments that generate investment tax credits are accounted for under the deferral method. Under the deferral method, the allowable investment credit is recognized as a reduction in income tax expense over the life of the acquired investment.
Stock-based Compensation Plans
The Company has issued stock options under the 2009 Stock Option Plan and the 2014 Equity Incentive Plan to directors, officers and other key employees. The Company had not issued stock options under the 2021 Equity Incentive Plan as of December 31, 2021. In accordance with the requirements of ASC 718, Compensation – Stock Compensation, the Company has adopted a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured as of the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.
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
Comprehensive Income
GAAP generally requires that recognized revenues, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and cash flow hedges, are reported as a separate component of the equity section of the balance sheets, such items, along with net earnings, are components of comprehensive income. The tax effect for unrealized losses and gains on investment securities and cash flow hedges was a $1,204,000 benefit, a $1,218,000 expense and a $770,000 expense for the periods ending December 31, 2021, 2020 and 2019, respectively. Comprehensive income is reflected in the Consolidated Statements of Comprehensive Income.
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
Issued but Not Yet Adopted Accounting Standards
There are no applicable material accounting pronouncements recently issued that have not yet been adopted by the Company.
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

Agreement and Plan of Merger with Friendswood Capital Corporation

As previously disclosed on December 15, 2021, the Company entered into a definitive agreement to expand into the Houston market with the merger of Friendswood Capital, Inc. ("Friendswood"), the holding company of Texan Bank, N. A, ("Texan Bank"). Shareholders of Friendswood will receive $15.34 per share in cash, or $66.6 million in aggregate upon consummation of the transaction. The merger with Friendswood Capital Corporation is expected to be completed in the first quarter of 2022. Upon completion of the Merger, the combined company is expected to have total assets of approximately $3.2 billion, $2.2 billion in loans and $2.7 billion in deposits.

4. Investment Securities
The following table summarizes the Company’s available for sale and held to maturity investment securities at December 31, 2021 and 2020.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2021			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$234,720	$1,793	$2,382	$358	$233,773
Collateralized mortgage obligations	31,356	557	1	—	31,912
Municipal bonds	51,094	402	719	58	50,719
U.S. government agency	5,615	8	—	9	5,614
Corporate bonds	5,500	114	—	—	5,614
Total available for sale	$328,285	$2,874	$3,102	$425	$327,632
Held to maturity:
Municipal bonds	$2,102	$30	$—	$—	$2,132
Total held to maturity	$2,102	$30	$—	$—	$2,132

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2020			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$138,669	$4,162	$19	$—	$142,812
Collateralized mortgage obligations	74,112	1,565	55	2	75,620
Municipal bonds	27,306	717	12	—	28,011
U.S. government agency	6,210	55	—	10	6,255
Corporate bonds	2,000	54	—	—	$2,054
Total available for sale	$248,297	$6,553	$86	$12	$254,752
Held to maturity:
Municipal bonds	$2,934	$62	$—	$—	$2,996
Total held to maturity	$2,934	$62	$—	$—	$2,996

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

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$158,908	$2,382	$11,575	$358	$170,483	$2,740
Collateralized mortgage obligations	254	1	988	—	1,242	1
Municipal bonds	29,047	719	1,228	58	30,275	777
U.S. government agency	—	—	1,001	9	1,001	9
Corporate bonds	3,499	—	—	—	3,499	—
Total available for sale	$191,708	$3,102	$14,792	$425	$206,500	$3,527
Held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Total held to maturity	$—	$—	$—	$—	$—	$—

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$13,666	$19	$—	$—	$13,666	$19
Collateralized mortgage obligations	13,615	55	2,309	2	15,924	57
Municipal bonds	1,278	12	—	—	1,278	12
U.S. government agency	—	—	1,196	10	1,196	10
Total available for sale	$28,559	$86	$3,505	$12	$32,064	$98
Held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Total held to maturity	$—	$—	$—	$—	$—	$—

At December 31, 2021, 67 of the Company’s debt securities had unrealized losses totaling 1.7% of the individual securities’ amortized cost basis and 1.10% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, seven of the 67 securities had been in a continuous loss position for over 12 months. Management has determined that the declines in the fair value of these securities were not attributable to credit losses. As a result, no ACL was recorded for available for sale investment securities at December 31, 2021.
At December 31, 2021, it was determined that no ACL was required for the Company's held to maturity investment securities. The Company monitors credit quality of debt securities held to maturity through the use of credit ratings. The following table presents the amortized cost of the Company's held to maturity securities by credit quality rating at December 31, 2021.

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
December 31, 2021
Held to maturity:
Municipal bonds	2,102	—	2,102

The amortized cost and estimated fair value by maturity of the Company’s investment securities as of December 31, 2021 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Available for sale:
U.S. agency mortgage-backed	$988	$29,148	$77,618	$126,019	$233,773
Collateralized mortgage obligations	440	21,451	1,318	8,703	31,912
Municipal bonds	356	501	15,912	33,950	50,719
U.S. government agency	—	—	5,216	398	5,614
Corporate bonds	—	—	5,614	—	5,614
Total securities available for sale	$1,784	$51,100	$105,678	$169,070	$327,632
Held to maturity:
Municipal bonds	$—	$1,118	$1,014	$—	$2,132
Total securities held to maturity	$—	$1,118	$1,014	$—	$2,132

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Available for sale:
U.S. agency mortgage-backed	$988	$28,541	$77,888	$127,303	$234,720
Collateralized mortgage obligations	435	21,001	1,307	8,613	31,356
Municipal bonds	355	500	15,742	34,497	51,094
U.S. government agency	—	—	5,214	401	5,615
Corporate bonds	—	—	5,500	—	5,500
Total securities available for sale	$1,778	$50,042	$105,651	$170,814	$328,285
Held to maturity:
Municipal bonds	$—	$1,094	$1,008	$—	$2,102
Total securities held to maturity	$—	$1,094	$1,008	$—	$2,102

For the year ended December 31, 2021, gross gains and losses recorded related to the sale of investment securities were $5,300 and $5,200, respectively. For the years ended December 31, 2020 and 2019, the Company recorded no gross gains or losses related to the sale of investment securities.
As of December 31, 2021 and 2020, the Company had accrued interest receivable for investment securities of $942,000 and $744,000, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
As of December 31, 2021 and 2020, the Company had $156,492,000 and $125,889,000, respectively, of securities pledged to secure public deposits.

5. Loans
The Company’s loans, net of unearned income, consisted of the following as of December 31 of the years indicated.

(dollars in thousands)	2021	2020
Real estate loans:
One- to four-family first mortgage	$350,843	$395,638
Home equity loans and lines	60,312	67,700
Commercial real estate	801,624	750,623
Construction and land	259,652	221,823
Multi-family residential	90,518	87,332
Total real estate loans	1,562,949	1,523,116
Other loans:
Commercial and industrial	244,123	417,926
Consumer	33,021	38,912
Total other loans	277,144	456,838
Total loans	$1,840,093	$1,979,954

The net discount on the Company’s acquired loans was $4,289,000 and $6,650,000 at December 31, 2021 and 2020, respectively. In addition, loan balances as of December 31, 2021 and 2020 are reported net of unearned income of $4,924,000 and $8,727,000, respectively. Unearned income at December 31, 2021 and December 31, 2020 included $1,301,000 and $5,449,000 of deferred lender fees related to PPP loans, respectively. The total recorded investment in PPP loans was $43,637,000 and $221,220,000 at December 31, 2021 and 2020, respectively, which is included in commercial and industrial loans.
Accrued interest receivable on the Company's loans was $6,496,000 and $8,635,000 at December 31, 2021 and 2020, respectively, and is excluded from the estimate of the ACL. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
A summary of activity in the ACL and ALL for the years ended December 31, 2021, 2020 and 2019 follows.

	For the Year Ended December 31, 2021
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$3,065	$(176)	$45	$(990)	$1,944
Home equity loans and lines	676	(6)	25	(187)	508
Commercial real estate	18,851	(1,337)	—	(7,060)	10,454
Construction and land	4,155	—	63	(646)	3,572
Multi-family residential	1,077	—	—	(620)	457
Commercial and industrial	4,276	(599)	313	(470)	3,520
Consumer	863	(187)	146	(188)	634
Total allowance for loan losses	$32,963	$(2,305)	$592	$(10,161)	$21,089

Unfunded lending commitments	1,425	—	—	390	1,815
Total allowance for credit losses	$34,388	$(2,305)	$592	$(9,771)	$22,904

	For the Year Ended December 31, 2020
(dollars in thousands)	Beginning Balance	ASC 326 Adoption Impact(1)	Charge-offs	Recoveries	Provision	Ending Balance
Allowance for loan losses:
One- to four-family first mortgage	$2,715	$986	$(99)	$13	$(550)	$3,065
Home equity loans and lines	1,084	(1)	(575)	16	152	676
Commercial real estate	6,541	1,974	(5)	55	10,286	18,851
Construction and land	2,670	519	(688)	—	1,654	4,155
Multi-family residential	572	(245)	—	—	750	1,077
Commercial and industrial	3,694	1,243	(984)	106	217	4,276
Consumer	592	157	(250)	145	219	863
Total allowance for loan losses	$17,868	$4,633	$(2,601)	$335	$12,728	$32,963

Unfunded lending commitments	—	1,425	—	—	—	1,425
Total allowance for credit losses	$17,868	$6,058	$(2,601)	$335	$12,728	$34,388
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

	As of December 31, 2021
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$1,944	$—	$1,944
Home equity loans and lines	508	—	508
Commercial real estate	10,207	247	10,454
Construction and land	3,572	—	3,572
Multi-family residential	457	—	457
Commercial and industrial	3,095	425	3,520
Consumer	634	—	634
Total allowance for loan losses	$20,417	$672	$21,089

Unfunded lending commitments(1)	$1,815	$—	$1,815
Total allowance for credit losses	$22,232	$672	$22,904

	As of December 31, 2021
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$350,843	$—	$350,843
Home equity loans and lines	60,312	—	60,312
Commercial real estate	797,751	3,873	801,624
Construction and land	259,652	—	259,652
Multi-family residential	90,518	—	90,518
Commercial and industrial	243,379	744	244,123
Consumer	33,021	—	33,021
Total loans	$1,835,476	$4,617	$1,840,093

	As of December 31, 2020
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Allowance for loan losses:
One- to four-family first mortgage	$2,965	$100	$—	$3,065
Home equity loans and lines	676	—	—	676
Commercial real estate	17,843	1,008	—	18,851
Construction and land	4,155	—	—	4,155
Multi-family residential	1,077	—	—	1,077
Commercial and industrial	3,845	431	—	4,276
Consumer	863	—	—	863
Total allowance for loan losses	$31,424	$1,539	$—	$32,963

Unfunded lending commitments(3)	$1,425	$—	$—	$1,425
Total allowance for credit losses	$32,849	$1,539	$—	$34,388

	As of December 31, 2020
(dollars in thousands)	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Acquired with Deteriorated Credit Quality	Total
Loans:
One- to four-family first mortgage	$394,632	$1,006	$—	$395,638
Home equity loans and lines	67,700	—	—	67,700
Commercial real estate	743,223	7,400	—	750,623
Construction and land	221,823	—	—	221,823
Multi-family residential	87,332	—	—	87,332
Commercial and industrial	417,320	606	—	417,926
Consumer	38,912	—	—	38,912
Total loans	$1,970,942	$9,012	$—	$1,979,954
(1)At December 31, 2021, $1.8 million of the ACL related to noncancellable unfunded lending commitments of $434.6 million. The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.
(2)There were no and $277,000 PCD loans individually evaluated at December 31, 2021 and December 31, 2020, respectively.
(3)At December 31, 2020, $1.4 million of the ACL related to noncancellable unfunded lending commitments of $336.9 million. The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.
Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent, in part, on values in the real estate market.

The following table presents the Company’s loan portfolio by credit quality classification and origination year as of December 31, 2021.

	Term Loans by Origination Year
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$77,865	$44,152	$45,542	$34,301	$35,048	$96,975	$12,412	$351	$346,646
Special Mention	—	—	—	—	—	369	—	—	369
Substandard	—	347	716	266	463	2,036	—	—	3,828
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$77,865	$44,499	$46,258	$34,567	$35,511	$99,380	$12,412	$351	$350,843
Home equity loans and lines:
Pass	$1,688	$873	$1,114	$919	$816	$3,567	$50,323	$975	$60,275
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	37	—	—	—	37
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,688	$873	$1,114	$919	$853	$3,567	$50,323	$975	$60,312
Commercial real estate:
Pass	$226,989	$193,637	$142,045	$68,949	$73,555	$59,396	$23,310	$1,699	$789,580
Special Mention	—	—	—	—	1,841	366	—	—	2,207
Substandard	437	821	381	1,741	306	5,991	—	160	9,837
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$227,426	$194,458	$142,426	$70,690	$75,702	$65,753	$23,310	$1,859	$801,624
Construction and land:
Pass	$148,054	$50,062	$48,432	$4,832	$2,867	$1,738	$2,845	$—	$258,830
Special Mention	575	—	—	—	—	—	—	—	575
Substandard	—	—	—	—	5	242	—	—	247
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$148,629	$50,062	$48,432	$4,832	$2,872	$1,980	$2,845	$—	$259,652
Multi-family residential:
Pass	$31,236	$31,805	$14,467	$6,363	$2,588	$2,762	$1,297	$—	$90,518
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$31,236	$31,805	$14,467	$6,363	$2,588	$2,762	$1,297	$—	$90,518
Commercial and industrial:
Pass	$82,765	$32,465	$14,794	$8,737	$3,066	$1,690	$96,648	$296	$240,461
Special Mention	—	—	—	—	—	—	267	—	267
Substandard	—	2,013	—	417	5	18	942	—	3,395
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$82,765	$34,478	$14,794	$9,154	$3,071	$1,708	$97,857	$296	$244,123
Consumer:
Pass	$5,472	$2,627	$1,211	$411	$1,041	$15,530	$6,488	$37	$32,817
Special Mention	—	—	—	—	—	2	—	—	2
Substandard	16	—	—	—	7	179	—	—	202
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$5,488	$2,627	$1,211	$411	$1,048	$15,711	$6,488	$37	$33,021
Total loans:
Pass	$574,069	$355,621	$267,605	$124,512	$118,981	$181,658	$193,323	$3,358	$1,819,127
Special Mention	575	—	—	—	1,841	737	267	—	3,420
Substandard	453	3,181	1,097	2,424	823	8,466	942	160	17,546
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$575,097	$358,802	$268,702	$126,936	$121,645	$190,861	$194,532	$3,518	$1,840,093

The following table presents the Company’s loan portfolio by credit quality classification and origination year as of December 31, 2020.

	Term Loans by Origination Year
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$58,958	$65,070	$46,412	$48,851	$37,039	$114,588	$17,762	$1,457	$390,137
Special Mention	—	—	167	16	—	1,057	—	—	1,240
Substandard	129	34	—	335	1,069	2,694	—	—	4,261
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$59,087	$65,104	$46,579	$49,202	$38,108	$118,339	$17,762	$1,457	$395,638
Home equity loans and lines:
Pass	$1,172	$1,307	$2,028	$964	$1,889	$5,537	$53,309	$1,389	$67,595
Special Mention	—	—	—	43	—	—	—	—	43
Substandard	—	—	—	—	—	58	4	—	62
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,172	$1,307	$2,028	$1,007	$1,889	$5,595	$53,313	$1,389	$67,700
Commercial real estate:
Pass	$235,900	$156,646	$96,153	$102,166	$59,859	$60,720	$22,962	$56	$734,462
Special Mention	—	—	—	15	951	—	—	—	966
Substandard	1,606	1,994	1,742	323	1,344	8,164	—	22	15,195
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$237,506	$158,640	$97,895	$102,504	$62,154	$68,884	$22,962	$78	$750,623
Construction and land:
Pass	$87,540	$91,337	$16,703	$5,486	$2,585	$1,505	$1,892	$429	$207,477
Special Mention	877	—	—	—	—	618	—	627	2,122
Substandard	451	50	—	—	252	249	—	11,222	12,224
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$88,868	$91,387	$16,703	$5,486	$2,837	$2,372	$1,892	$12,278	$221,823
Multi-family residential:
Pass	$40,462	$24,329	$9,711	$3,844	$2,889	$4,539	$1,452	$—	$87,226
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	106	—	—	106
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$40,462	$24,329	$9,711	$3,844	$2,889	$4,645	$1,452	$—	$87,332
Commercial and industrial:
Pass	$264,079	$29,115	$21,053	$6,001	$3,952	$2,408	$82,039	$1,311	$409,958
Special Mention	2,089	792	131	—	—	1	1,801	—	4,814
Substandard	592	—	427	23	141	16	1,955	—	3,154
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$266,760	$29,907	$21,611	$6,024	$4,093	$2,425	$85,795	$1,311	$417,926
Consumer:
Pass	$6,844	$2,667	$1,149	$2,073	$1,118	$18,258	$6,340	$27	$38,476
Special Mention	4	—	4	—	13	120	—	5	146
Substandard	—	34	3	12	17	223	—	1	290
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$6,848	$2,701	$1,156	$2,085	$1,148	$18,601	$6,340	$33	$38,912
Total loans:
Pass	$694,955	$370,471	$193,209	$169,385	$109,331	$207,555	$185,756	$4,669	$1,935,331
Special Mention	2,970	792	302	74	964	1,796	1,801	632	9,331
Substandard	2,778	2,112	2,172	693	2,823	11,510	1,959	11,245	35,292
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$700,703	$373,375	$195,683	$170,152	$113,118	$220,861	$189,516	$16,546	$1,979,954

Age analysis of past due loans, as of the dates indicated, is as follows.

	December 31, 2021
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,267	$266	$1,151	$2,684	$254,880	$257,564
Home equity loans and lines	—	—	—	—	48,561	48,561
Commercial real estate	438	—	4,854	5,292	682,323	687,615
Construction and land	428	—	—	428	249,802	250,230
Multi-family residential	—	—	—	—	87,316	87,316
Total real estate loans	2,133	266	6,005	8,404	1,322,882	1,331,286
Other loans:
Commercial and industrial	51	31	271	353	232,569	232,922
Consumer	289	—	25	314	29,247	29,561
Total other loans	340	31	296	667	261,816	262,483
Total originated loans	$2,473	$297	$6,301	$9,071	$1,584,698	$1,593,769
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,233	$428	$1,322	$2,983	$90,296	$93,279
Home equity loans and lines	141	—	—	141	11,610	11,751
Commercial real estate	54	—	2,139	2,193	111,816	114,009
Construction and land	—	—	241	241	9,181	9,422
Multi-family residential	—	—	—	—	3,202	3,202
Total real estate loans	1,428	428	3,702	5,558	226,105	231,663
Other loans:
Commercial and industrial	81	—	430	511	10,690	11,201
Consumer	53	3	21	77	3,383	3,460
Total other loans	134	3	451	588	14,073	14,661
Total acquired loans	$1,562	$431	$4,153	$6,146	$240,178	$246,324
Total loans:
Real estate loans:
One- to four-family first mortgage	$2,500	$694	$2,473	$5,667	$345,176	$350,843
Home equity loans and lines	141	—	—	141	60,171	60,312
Commercial real estate	492	—	6,993	7,485	794,139	801,624
Construction and land	428	—	241	669	258,983	259,652
Multi-family residential	—	—	—	—	90,518	90,518
Total real estate loans	3,561	694	9,707	13,962	1,548,987	1,562,949
Other loans:
Commercial and industrial	132	31	701	864	243,259	244,123
Consumer	342	3	46	391	32,630	33,021
Total other loans	474	34	747	1,255	275,889	277,144
Total loans	$4,035	$728	$10,454	$15,217	$1,824,876	$1,840,093

	December 31, 2020
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,651	$66	$365	$2,082	$258,386	$260,468
Home equity loans and lines	117	148	—	265	52,101	52,366
Commercial real estate	518	532	6,770	7,820	581,524	589,344
Construction and land	—	—	—	—	207,928	207,928
Multi-family residential	94	—	—	94	82,051	82,145
Total real estate loans	2,380	746	7,135	10,261	1,181,990	1,192,251
Other loans:
Commercial and industrial	797	3	603	1,403	398,377	399,780
Consumer	219	42	145	406	32,702	33,108
Total other loans	1,016	45	748	1,809	431,079	432,888
Total originated loans	$3,396	$791	$7,883	$12,070	$1,613,069	$1,625,139
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,823	$502	$1,154	$3,479	$131,691	$135,170
Home equity loans and lines	34	43	25	102	15,232	15,334
Commercial real estate	603	303	2,462	3,368	157,911	161,279
Construction and land	—	—	142	142	13,753	13,895
Multi-family residential	92	—	—	92	5,095	5,187
Total real estate loans	2,552	848	3,783	7,183	323,682	330,865
Other loans:
Commercial and industrial	3	—	907	910	17,236	18,146
Consumer	126	50	66	242	5,562	5,804
Total other loans	129	50	973	1,152	22,798	23,950
Total acquired loans	$2,681	$898	$4,756	$8,335	$346,480	$354,815
Total loans:
Real estate loans:
One- to four-family first mortgage	$3,474	$568	$1,519	$5,561	$390,077	$395,638
Home equity loans and lines	151	191	25	367	67,333	67,700
Commercial real estate	1,121	835	9,232	11,188	739,435	750,623
Construction and land	—	—	142	142	221,681	221,823
Multi-family residential	186	—	—	186	87,146	87,332
Total real estate loans	4,932	1,594	10,918	17,444	1,505,672	1,523,116
Other loans:
Commercial and industrial	800	3	1,510	2,313	415,613	417,926
Consumer	345	92	211	648	38,264	38,912
Total other loans	1,145	95	1,721	2,961	453,877	456,838
Total loans	$6,077	$1,689	$12,639	$20,405	$1,959,549	$1,979,954
Loans greater than 90 days past due and accruing interest were $6,000 and $2,000 at December 31, 2021 and December 31, 2020, respectively.

The Company reviews its significant nonaccrual loans (i.e., loans with balances of $500,000 or greater) for specific impairment in accordance with its allowance for credit loss methodology. If it is determined that it is probable that all amounts due will not be collected when other credit quality indicators are considered, the loan is considered impaired and the Company individually evaluates those loans to determine the expected credit losses. The following table summarizes information pertaining to nonaccrual loans as of dates indicated.

	December 31, 2021		December 31, 2020
(dollars in thousands)	Total	Without Related Allowance	Total	Without Related Allowance
Nonaccrual loans:
One- to four-family first mortgage	$3,575	$—	$3,838	$—
Home equity loans and lines	38	—	63	—
Commercial real estate	8,431	116	12,298	—
Construction and land	258	—	469	—
Multi-family residential	—	—	—	—
Commercial and industrial	763	20	1,717	—
Consumer	204	—	292	—
Total	$13,269	$136	$18,677	$—
All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. All payments received while on nonaccrual status are applied against the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.
As of December 31, 2021, the Company was not committed to lend additional funds to any customer whose loan was individually evaluated for impairment.

Collateral Dependent Loans
The Company held loans that were individually evaluated for impairment at December 31, 2021 and 2020 for which the repayments, on the basis of our assessment at the reporting date, were expected to be provided substantially through the operation or sale of the collateral and the borrower was experiencing financial difficulty. The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:
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
The table below summarizes collateral dependent loans and the related ACL as of the periods indicated for which the borrower was experiencing financial difficulty.

	December 31, 2021		December 31, 2020
(dollars in thousands)	Loans	ACL	Loans	ACL
One- to four-family first mortgage	$—	$—	$1,006	$100
Home equity loans and lines	—	—	—	—
Commercial real estate	3,873	247	7,400	1,008
Construction and land	—	—	—	—
Multi-family residential	—	—	—	—
Commercial and industrial	744	425	606	431
Consumer	—	—	—	—
Total	$4,617	$672	$9,012	$1,539

Foreclosed Assets and ORE
Foreclosed assets and ORE include real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets and ORE totaled $1,189,000 and $1,302,000 at December 31, 2021 and December 31, 2020, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

The carrying amount of foreclosed residential real estate properties held at December 31, 2021 and December 31, 2020 totaled $136,000 and $877,000, respectively. Loans secured by single family residential real estate that were in the process of foreclosure at December 31, 2021 and December 31, 2020 totaled $505,000 and $446,000, respectively.

Foreclosed assets and ORE included certain bank buildings that meet the criteria to be classified as assets held for sale. The carrying value of these assets totaled $423,000 and $212,000 at December 31, 2021 and December 31, 2020, respectively. During the year ended December 31, 2021, the Company sold four of those properties, with a total carrying value of $179,000, for a loss of $26,000 recorded in foreclosed assets and ORE, net expense on the Consolidated Statements of Income. The expected timing of the sale of the remaining properties is uncertain.
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
As of December 31, 2021, the Company had modified loans with an aggregate outstanding loan balance of $3,875,000, or less than 1% of total outstanding loans, via payment relief in the nature of principal and/or interest deferrals. These modifications were done in accordance with Section 4013 of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act and the Interagency Statement on Loan Modifications on Reporting for Financial Institutions Working With Customers Affected by the Coronavirus. Accordingly, these loans were not categorized as TDRs.

A summary of information pertaining to loans modified as of the periods indicated is as follows.

	For the Year Ended December 31
	2021			2020
(dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructurings:
One- to four-family first mortgage	2	$77	$73	11	$1,409	$778
Home equity loans and lines	—	—	—	—	—	—
Commercial real estate	3	520	478	9	3,193	3,100
Construction and land	—	—	—	1	185	185
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	2	2,397	2,245	5	96	81
Consumer	1	6	1	2	13	8
Total	8	$3,000	$2,797	28	$4,896	$4,152

As of December 31, 2021 and 2020, the Company had no unfunded commitments to borrowers whose loan terms had been modified through troubled debt restructurings.
Two residential mortgages totaling $73,000 were modified during the year ended 2021 and defaulted during the same time period. The defaults did not have a significant impact on our allowance for credit losses at December 31, 2021.
Two commercial real estate loans totaling $1.7 million, seven residential mortgages totaling $490,000, one construction and land loan totaling $185,000, three commercial and industrial loans totaling $35,000 and one consumer loan totaling $4,000 were modified during the year ended December 31, 2020 and defaulted within twelve months of modification. The defaults did not have a significant impact on our allowance for loan losses at December 31, 2020.
6. Loan Servicing
Mortgage loans sold to and serviced for others are not included in the accompanying statements of financial condition. The unpaid principal balances of these loans as of December 31 of the years indicated are summarized as follows:

(dollars in thousands)	2021	2020
Mortgage loans sold to Federal Home Loan Mortgage Corporation without recourse	$1,798	$2,633
Mortgage loans sold to Federal National Mortgage Association without recourse	54,429	78,080
Mortgage loans sold to Federal Home Loan Bank without recourse	169	185
Total, end of period	$56,396	$80,898

The Company records servicing assets related to mortgage loans sold and serviced at fair value and will amortize these servicing assets over the period of estimated net servicing income associated with each loan. Management assesses servicing assets for potential impairment annually. Changes in the carrying value of servicing assets are recorded in service fees and charges on the Consolidated Statements of Income. Activity related to servicing assets for the years ended December 31, 2021, 2020 and 2019 is summarized as follows.

(dollars in thousands)	2021	2020	2019
Balance, beginning of period	$—	$161	$272
Amortization	—	(161)	(111)
Balance, end of period	—	—	161
Fair value, end of period	$—	$—	$530

Custodial and escrow account balances maintained in connection with the foregoing loan servicing arrangements were $1,078,000 and $1,761,000 as of December 31, 2021 and 2020, respectively.
7. Office Properties and Equipment
Office properties and equipment consisted of the following at December 31 of the years indicated.

(dollars in thousands)	2021	2020
Land	$13,919	$14,245
Buildings and improvements	36,323	36,880
Furniture and equipment	16,486	15,416
Total office properties and equipment	66,728	66,541
Less accumulated depreciation	23,186	21,044
Total office properties and equipment, net	$43,542	$45,497

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $3,084,000, $3,063,000 and $2,875,000, respectively.
The Company determined that certain buildings met the criteria to be classified as assets held for sale. The carrying values of such assets were $423,000 and $212,000 at December 31, 2021 and 2020, respectively, and are reported as foreclosed assets and ORE. Foreclosed assets and ORE are recorded within accrued interest receivable and other assets in the Statements of Financial Condition as of December 31, 2021 and 2020. For more information on the Company's policy on foreclosed assets and ORE, refer to Note 2, Summary of Significant Accounting Policies.
8. Goodwill and Intangibles
Goodwill and other intangible assets are presented in the table below. Changes in carrying amount of the Company’s goodwill and core deposit intangible (“CDI”) for the years ended December 31, 2021, 2020 and 2019 were as follows.

(dollars in thousands)	Goodwill	CDI
Balance, December 31, 2018	$58,488	$7,567
Amortization of intangibles	—	(1,583)
Balance, December 31, 2019	58,488	5,984
Amortization of intangibles	—	(1,360)
Balance, December 31, 2020	58,488	4,624
Amortization of intangibles	—	(1,163)
Balance, December 31, 2021	$58,488	$3,461
The Company completed its annual impairment test of goodwill and other intangible assets as of December 31, 2021. The evaluation did not indicate impairment on its goodwill or other intangible assets.

9. Deposits
The Company’s deposits consisted of the following major classifications as of December 31 of the years indicated.

(dollars in thousands)	2021	2020
Demand deposit accounts	$766,385	$615,700
Savings	285,728	250,165
Money market accounts	371,478	333,078
NOW accounts	792,919	646,085
Certificates of deposit	319,339	368,793
Total deposits	$2,535,849	$2,213,821

As of December 31, 2021, the scheduled maturities of the Company’s certificates of deposit were as follows.

(dollars in thousands)	Amount
2022	$251,554
2023	45,071
2024	13,398
2025	4,216
2026	2,654
Thereafter	2,446
Total certificates of deposit	$319,339

The amount of our total uninsured deposits (that is, deposits in excess of the FDIC insurance limit) was $820,000,000 and $596,000,000 at December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021 and 2020, the aggregate amount of certificates of deposit with balances of $250,000 or more was $63,221,000 and $69,060,000, respectively.
10. Other Borrowings
Other borrowings at December 31, 2021 and 2020 included a $5,539,000 note payable with a rate of 3.83% on the Company’s investment in a new market tax credit entity. The note payable is a 20-year leverage loan with interest-only payments for the first seven years. The note was originated in October 2018.
11. Short-term FHLB Advances
As of December 31, 2021 and 2020, the Company had no short-term FHLB advances. For the years ended December 31, 2021 and 2020, the average volume of short-term FHLB advances carried by the Company was $0 and $8,081,000, respectively.
Collateral for short and long-term FHLB advances is secured through a blanket lien evidenced by the Company’s pledge of first mortgage collateral, demand deposit accounts, capital stock and certain other assets pursuant to the “Advances, Collateral Pledge and Security Agreement.” Under this collateral pledge agreement, the Bank must meet all statutory and regulatory capital standards and must meet all FHLB credit underwriting standards. Management believes that the Bank was in compliance with all such requirements as of December 31, 2021 and 2020.
As of December 31, 2021 and 2020, the Company had $810,448,000 and $787,232,000, respectively, of additional FHLB advances available. As of December 31, 2021 and 2020, the Company had $818,764,000 and $836,829,000, respectively, of loans pledged through the Company’s blanket lien.

12. Long-term FHLB Advances
As of December 31, 2021 and 2020, the Company’s long-term FHLB advances totaled $26,046,000 and $28,824,000, respectively. The following table summarizes long-term advances as of December 31, 2021.

(dollars in thousands)	Amount	Weighted Average Rate
Fixed rate advances maturing in:
2022	$4,207	2.09%
2023	3,036	1.37
2024	4,294	1.74
2025	10,911	1.62
2026	3,598	1.65
Total long-term FHLB advances	$26,046	1.69%

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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. As part of its efforts to accomplish this objective, during the second quarter of 2020, the Company entered into certain interest rate swap agreements as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2021 and 2020, such derivatives were used to hedge the variable cash flows associated with existing variable rate liabilities.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. During the next twelve months, the Company estimates that an additional $69,000 will be reclassified as additional interest income.

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
Fair Values of Derivative Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Financial Condition.

	December 31, 2021				December 31, 2020
	Derivative Assets(1)		Derivative Liabilities(1)		Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$40,000	$1,589	$—	$—	$40,000	$214	$—	$—

Derivatives not designated as hedging instruments:
Risk participation agreements	—	—	10,000	43	—	—	10,000	58

Netting adjustments		—		—		—		—

Net derivative amounts		$1,589		$43		$214		$58

(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.
Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
The following tables below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income as of December 31, 2021 and 2020.

	Year Ended December 31, 2021
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$1,310	$1,310	Interest expense	$(64)	$(64)

	For the Year Ended December 31, 2020
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$176	$176	Interest expense	$(44)	$(44)
Effect of Cash Flow Hedge Accounting on the Consolidated Statements of Income
The following tables below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income as of December 31, 2021 and 2020.

(dollars in thousands)	Location of Loss Reclassified from AOCI into Income	For the Year Ended December 31, 2021
Effects of cash flow hedging
Interest rate swaps - variable rate liabilities	Interest expense	$(64)

(dollars in thousands)	Location of Loss Reclassified from AOCI into Income	For the Year Ended December 31, 2020
Effects of cash flow hedging
Interest rate swaps - variable rate liabilities	Interest expense	$(44)

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of December 31, 2021 and 2020.

(dollars in thousands)	Location of Income Recognized on Non-designated Hedges	For the Year Ended December 31, 2021
Effects of non-designated hedges
Risk participation agreements	Other noninterest income	$16

(dollars in thousands)	Location of Income Recognized on Non-designated Hedges	For the Year Ended December 31, 2020
Effects of non-designated hedges
Risk participation agreements	Other noninterest income	$111

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

As of December 31, 2021, there were no derivatives with credit-risk-related contingent features in a net liability position. Such derivatives are measured at fair value, which includes accrued interest but excludes any adjustment for nonperformance risk. If the Company had breached any provisions at December 31, 2021, it would not have been required to settle any obligations under the agreements since the termination value was $0.
14. Income Taxes
The Company files federal income tax returns on a calendar year basis. Income tax expense for the years indicated is summarized as follows:

(dollars in thousands)	2021	2020	2019
Current	$9,754	$8,030	$6,123
Deferred	2,544	(1,588)	137
NMTC	(480)	(400)	(400)
Total income tax expense	$11,818	$6,042	$5,860

The components of the Company’s net deferred tax asset, which is included in accrued interest receivable and other assets in the accompanying Statement of Financial Condition at December 31 of the years indicated are as follows:

(dollars in thousands)	2021	2020
Deferred tax assets:
Provision for loan losses	$4,810	$5,949
Discount on purchased loans	584	1,146
Salary continuation plan	678	700
Mortgage servicing rights	64	80
Deferred compensation	5	5
Stock-based compensation	220	257
Unrealized loss on securities available for sale	137	—
ASC 326 Adoption Impact(1)	—	1,063
Other	83	65
Deferred tax assets	$6,581	$9,265
Deferred tax liabilities:
FHLB stock dividends	$(67)	$(64)
Accumulated depreciation	(3,369)	(3,457)
Intangible assets	(439)	(628)
Premium on investment securities acquired	—	—
Unrealized gain on securities available for sale	—	(1,356)
NMTC	(101)	(72)
Other	(358)	(105)
Deferred tax liabilities	(4,334)	(5,682)
Net deferred tax asset	$2,247	$3,583
(1)The company adopted ASC 326 on January 1, 2020 which included a transition adjustment, net of taxes, to retained earnings. The tax impact due to the adoption of ASC 326 shown here does not include the effect of state tax. Refer to Note 2 for more information on the adoption of ASC 326.

For the years ended December 31, 2021, 2020 and 2019, the Company’s provision for federal income taxes differed from the amount computed by applying the federal income tax statutory rate of 21% on income from operations as indicated in the following analysis:

(dollars in thousands)	2021	2020	2019
Federal tax based on statutory rate	$12,773	$6,544	$7,089
State tax based on statutory rate	97	42	34
(Decrease) increase resulting from:
NMTC	(480)	(400)	(400)
Effect of tax-exempt income	(196)	(136)	(128)
Changes in the cash surrender value of bank owned life insurance	(547)	(209)	(435)
Nondeductible merger-related expenses	30	—	—
Nondeductible share based compensation expense	180	162	177
Exercise of stock options	(23)	(8)	(599)
Other	(16)	47	122
Income tax expense	$11,818	$6,042	$5,860
Effective tax rate	19.6%	19.6%	17.3%

Retained earnings as of December 31, 2021 and 2020, included $5,837,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than bad debt losses would create income for tax purposes only, which would be subject to the then-current federal statutory income tax rate. The unrecorded deferred income tax liability on the above amount was $1,985,000 as of December 31, 2021 and 2020. Current accounting standards do not require the accrual of this deferred tax amount to be recorded unless it is probable that the reserve (for tax purposes) will be significantly depleted by loan losses deductible for tax purposes in the future. Based on current estimates of losses within the Company’s loan portfolio, accrual of the deferred tax liability associated with this reserve was not required as of December 31, 2021 and 2020.
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

	Contract Amount
(dollars in thousands)	2021	2020
Standby letters of credit	$5,075	$5,781
Available portion of lines of credit	320,611	266,349
Undisbursed portion of loans in process	142,048	99,527
Commitments to originate loans	153,487	139,471

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
Quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 risk-based capital (as defined) to average assets and risk-weighted assets (as defined). Management believes, as of December 31, 2021 and 2020, that the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2021 and 2020, the most recent notification from the OCC categorized the Bank as “well capitalized” under the OCC regulatory classification framework. To be categorized as “well capitalized,” the Bank must maintain minimum Total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following tables present actual and required capital ratios for the the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2021 and 2020 based on the phase-in provisions of the Basel III Capital Rules as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Bank:
Common equity Tier 1 capital	$280,788	14.66%	$134,089	7.00%	$124,511	6.50%
Tier 1 risk-based capital	280,788	14.66	162,822	8.50	153,245	8.00
Total risk-based capital	303,692	15.85	201,134	10.50	191,556	10.00
Tier 1 leverage capital	280,788	9.77	114,932	4.00	143,666	5.00

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Bank:
Common equity Tier 1 capital	$245,090	13.92%	$123,263	7.00%	$114,459	6.50%
Tier 1 risk-based capital	245,090	13.92	149,677	8.50	140,872	8.00
Total risk-based capital	267,254	15.18	184,895	10.50	176,090	10.00
Tier 1 leverage capital	245,090	9.68	101,247	4.00	126,559	5.00

17. Benefit Plans
401(k) and Profit Sharing Plan
The Company’s 401(k) defined contribution plan allows its participants to contribute up to 75% of their pretax earnings on a tax-deferred basis up to the statutory limit. The Company’s matching contributions are equal to 100% of the employee’s contributions up to 2%, plus 50% of the employees’ contributions over 2% but not over 6% of the employee’s pay. For the years ended December 31, 2021, 2020 and 2019, the Company made contributions of $974,000, $964,000 and $919,000, respectively, in connection with the plan, which is included in compensation and benefits expense in the accompanying Consolidated Statements of Income.
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
Compensation cost related to the ESOP was $1,052,000, $726,000 and $1,085,000 for the years ended December 31, 2021, 2020 and 2019, respectively. The fair value of the unearned ESOP shares, using the closing quoted market price per share as of year-end, was approximately $10,005,000 and $7,746,000 as of December 31, 2021 and 2020, respectively. A summary of the ESOP share allocation as of December 31, 2021 and 2020 follows.

	2021	2020
Shares allocated, beginning of year	318,021	303,395
Shares allocated during the year	35,708	35,708
Shares distributed during the year	(17,503)	(21,082)
Allocated shares held by ESOP trust as of year end	336,226	318,021
Unallocated shares	241,026	276,733
Total ESOP shares	577,252	594,754

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

The Company had an outstanding liability totaling $3,229,000 and $3,331,000 as of December 31, 2021 and 2020, respectively, in connection with the agreements, which is included in accrued interest payable and other liabilities in the accompanying statements of financial condition.
18. Stock-based Payment Arrangements
The Company’s shareholders approved the 2009 Stock Option Plan (the “SOP”) and the 2009 Recognition and Retention Plan (the “RRP”) on May 12, 2009 to provide incentives and awards for directors, officers, and other key employees of the Company and its subsidiary. A maximum of 892,687 shares of Company common stock were reserved for issuance upon the exercise of options granted under the SOP. A total of 357,075 shares of the Company’s outstanding common stock, or 4% of total shares outstanding at the time the RRP was implemented, were approved for restricted stock awards under the RRP. The SOP and RRP expired February 2019. Expiration of the SOP and RRP did not affect any unvested options or awards granted. On May 6, 2014, the Company’s shareholders approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan authorizes the granting of stock options, restricted stock units and other awards to directors, officers and other key employees. The aggregate number of shares of our common stock reserved and available for issuance pursuant to awards granted under the 2014 Plan is 350,000. On May 5, 2021, the Company’s shareholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the granting of stock options, restricted stock units and other awards to directors, officers and other key employees. The aggregate number of shares of our common stock reserved and available for issuance pursuant to awards granted under the 2021 Plan is 435,000. These plans are administered by a committee appointed by the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards. In accordance with ASC 718, the Company adopted a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured as of the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.
Stock Option Plans
The Company has issued stock options under the SOP and the 2014 Plan to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years. All stock options granted have been issued with vesting periods of five years with accelerated vesting provided under certain circumstances. As of December 31, 2021, options to acquire an aggregate of 213,857 shares were outstanding under the SOP and the 2014 Plan.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. This model requires management to make certain assumptions, including the expected life of the option, the risk-free rate of interest, the expected volatility and the expected dividend yield. The following weighted-average assumptions were used for option awards issued during the years ended December 31:

	2021	2020	2019
Expected dividends	2.50%	3.95%	2.34%
Expected volatility	33.77%	24.65%	21.44%
Risk-free interest rate	1.2%	7.0%	2.2%
Expected term (in years)	6.5	6.5	6.5

As of December 31, 2021, there was $487,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a period of 3.4 years.
For the years ended December 31, 2021, 2020 and 2019, the Company recognized $220,000, $216,000 and $200,000, respectively, in compensation cost related to stock options, which is included in compensation and benefits expense in the accompanying consolidated statements of income.
The following table represents stock option activity for the years indicated.

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2018	352,370	$19.78	$5.05
Granted	38,180	35.78	6.52
Exercised	(198,786)	12.52	3.85
Forfeited	(11,179)	33.13	6.79
Outstanding as of December 31, 2019	180,585	$30.33	$6.57	6.6
Granted	35,850	22.34	3.03
Exercised	(4,625)	21.33	5.30
Forfeited	(7,270)	29.47	5.58
Outstanding as of December 31, 2020	204,540	$29.17	$6.02	6.2
Granted	37,970	36.84	9.58
Exercised	(19,941)	24.72	5.20
Forfeited	(8,712)	34.35	6.98
Outstanding as of December 31, 2021	213,857	$30.73	$6.69	6.0
Exercisable as of December 31, 2019	86,401	$24.73	$5.94	5.1
Exercisable as of December 31, 2020	113,988	27.07	6.16	4.8
Exercisable as of December 31, 2021	125,601	28.66	6.28	4.5
Restricted Stock Plans
The Company has issued restricted stock under the RRP to directors, officers and other key employees. During 2009, the Company purchased in the open market all shares required to fund the RRP at an average cost of $11.81 per share. As of December 31, 2021, the cost of such shares held by the RRP totaled $13,000, which is included in the Company’s unallocated common stock held by the RRP in the consolidated statements of financial condition. Under the 2014 Plan, the Company may issue restricted stock units, restricted stock awards, options and other awards.
Awards under the RRP and the 2014 Plan may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned compensation related to these awards is amortized to compensation expense over the five-year vesting period. The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock as of the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of December 31, 2021, unearned share-based compensation associated with these awards totaled $1,212,000.

For the years ended December 31, 2021, 2020 and 2019, the Company recognized $549,000, $573,000 and $602,000, respectively, in compensation cost related to restricted stock and restricted stock units, which is included in compensation and benefits expense in the accompanying consolidated statements of income.

The following table represents unvested restricted stock activity for the years indicated.

Restricted Stock	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, December 31, 2018	55,380	$34.36
Granted	19,145	35.84
Forfeited	(4,336)	36.01
Released	(18,711)	31.79
Balance, December 31, 2019	51,478	$35.73
Granted	17,305	22.19
Forfeited	(5,183)	33.06
Released	(19,247)	32.77
Balance, December 31, 2020	44,353	$32.04
Granted	21,365	36.90
Forfeited	(3,937)	32.76
Released	(15,574)	32.95
Balance, December 31, 2021	46,207	$33.93

19. Earnings Per Share
Earnings per common share was computed based on the following:

	Years Ended December 31,
(dollars in thousands, except per share data)	2021	2020	2019
Numerator:
Income applicable to common shares	$48,621	$24,765	$27,932
Denominator:
Weighted average common shares outstanding	8,379	8,674	9,074
Effect of dilutive securities:
Restricted stock	12	9	12
Stock options	37	21	60
Weighted average common shares outstanding - assuming dilution	8,428	8,704	9,146
Earnings per common share	$5.80	$2.86	$3.08
Earnings per common share - assuming dilution	$5.77	$2.85	$3.05
Options on 97,836, 134,714 and 92,420 shares of common stock were not included in computing diluted earnings per share for the years ended December 31, 2021, 2020 and 2019, respectively, because the effect of these shares was anti-dilutive.

20. Related Party Transactions
Certain directors and officers of the Company are customers of the Company. Loan transactions with directors, officers and employees are made on the same terms as those prevailing at the time for comparable loans to other persons. A summary of related party loan activity during 2021 and 2020 follows.

(dollars in thousands)	2021	2020
Balance, beginning of year	$8,355	$6,215
New loans	1,954	1,185
Change in related parties, net	2,202	1,806
Repayments, net	(2,784)	(851)
Balance, end of year	$9,727	$8,355
None of the related party loans were identified as impaired or exceeded 5% of shareholders’ equity for the years ended 2021 or 2020.
Related party deposits totaled $11,794,000 and $6,610,000 as of December 31, 2021 and 2020, respectively.
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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of December 31, 2021, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.
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
The following tables present the balances of assets and liabilities measured on a recurring basis as of December 31, 2021 and 2020 aggregated by the level in the fair value hierarchy in which these measurements fall.

(dollars in thousands)	December 31, 2021	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$233,773	$—	$233,773	$—
Collateralized mortgage obligations	31,912	—	31,912	—
Municipal bonds	50,719	—	50,719	—
U.S. government agency	5,614	—	5,614	—
Corporate bonds	5,614	—	5,614	—
Total available for sale securities	$327,632	$—	$327,632	$—

Derivative assets(1)	$1,589	$—	$1,589	$—
Total	$329,221	$—	$329,221	$—

Liabilities
Derivative liabilities(1)	$43	$—	$43	$—

(dollars in thousands)	December 31, 2020	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$142,812	$—	$142,812	$—
Collateralized mortgage obligations	75,620	—	75,620	—
Municipal bonds	28,011	—	28,011	—
U.S. government agency	6,255	—	6,255	—
Corporate bonds	2,054	—	2,054	—
Total available for sale securities	$254,752	$—	$254,752	$—

Derivative assets(1)	$214	$—	$214	$—
Total	$254,966	$—	$254,966	$—

Liabilities
Derivative liabilities(1)	$58	$—	$58	$—
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

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2021	Level 1	Level 2	Level 3
Assets
Loans individually evaluated for impairment	$3,945	$—	$—	$3,945
Foreclosed assets and ORE	1,189	—	—	1,189
Total	$5,134	$—	$—	$5,134

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2020	Level 1	Level 2	Level 3
Assets
Loans individually evaluated for impairment	$7,473	$—	$—	$7,473
Foreclosed assets and ORE	1,302	—	—	1,302
Total	$8,775	$—	$—	$8,775

The following tables show significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2021
Loans individually evaluated for impairment	$3,945	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 100%	15%
Foreclosed assets and ORE	$1,189	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 16%	12%

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2020
Loans individually evaluated for impairment	$7,473	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	3% - 87%	17%
Foreclosed assets and ORE	$1,302	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 42%	11%
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
The fair value of off-balance sheet financial instruments as of December 31, 2021 and 2020 was immaterial.

		Fair Value Measurements at December 31, 2021
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$601,443	$601,443	$601,443	$—	$—
Interest-bearing deposits in banks	349	349	349	—	—
Investment securities available for sale	327,632	327,632	—	327,632	—
Investment securities held to maturity	2,102	2,132	—	2,132	—
Mortgage loans held for sale	1,104	1,104	—	1,104	—
Loans, net	1,819,004	1,834,023	—	1,830,078	3,945
Cash surrender value of BOLI	40,361	40,361	40,361	—	—
Derivative assets(1)	1,589	1,589	—	1,589	—
Financial Liabilities
Deposits	$2,535,849	$2,533,951	$—	$2,533,951	$—
Other borrowings	5,539	5,860	—	5,860	—
Long-term FHLB advances	26,046	26,263	—	26,263	—
Derivative liabilities(1)	43	43	—	43	—

		Fair value Measurements at December 31, 2020
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$187,952	$187,952	$187,952	$—	$—
Interest-bearing deposits in banks	349	349	349	—	—
Investment securities available for sale	254,752	254,752	—	254,752	—
Investment securities held to maturity	2,934	2,996	—	2,996	—
Mortgage loans held for sale	9,559	9,559	—	9,559	—
Loans, net	1,946,991	1,957,705	—	1,950,232	7,473
Cash surrender value of BOLI	40,334	40,334	40,334	—	—
Derivative assets(1)	214	214	—	214	—
Financial Liabilities
Deposits	$2,213,821	$2,216,002	$—	$2,216,002	$—
Other borrowings	5,539	6,224	—	6,224	—
Long-term FHLB advances	28,824	29,662	—	29,662	—
Derivative liabilities(1)	58	58	—	58	—
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
Condensed Balance Sheets

December 31, 2021 and 2020

(dollars in thousands)	2021	2020
Assets
Cash in bank	$2,043	$3,048
Investment in subsidiary	343,481	313,476
Other assets	6,424	5,366
Total assets	$351,948	$321,890
Liabilities	$45	$48
Shareholders’ equity	351,903	321,842
Total liabilities and shareholders’ equity	$351,948	$321,890

Condensed Statements of Income

For the Years Ended December 31, 2021, 2020 and 2019

(dollars in thousands)	2021	2020	2019
Operating income
Interest income	$—	$—	$—
Dividend from subsidiary	15,000	18,200	21,000
Total operating income	15,000	18,200	21,000
Operating expenses
Other expenses	183	234	192
Total operating expenses	183	234	192
Income before income tax benefit and equity in undistributed earnings of subsidiary	14,817	17,966	20,808
Income tax benefit	38	49	40
Income before equity in undistributed earnings of subsidiary	14,855	18,015	20,848
Undistributed earnings of subsidiary	33,766	6,750	7,084
Net income	$48,621	$24,765	$27,932

Condensed Statements of Cash Flows

For the Years Ended December 31, 2021, 2020 and 2019

(dollars in thousands)	2021	2020	2019
Cash flows from operating activities
Net income	$48,621	$24,765	$27,932
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation	1,585	1,261	1,613
Increase in accrued interest receivable and other assets	(1,058)	(753)	(1,118)
Undistributed earnings in subsidiary	(33,766)	(6,750)	(7,084)
(Decrease) increase in accrued expenses and other liabilities	(3)	24	14
Net cash provided by operating activities	15,379	18,547	21,357
Cash flows from financing activities
Proceeds from exercise of stock options	80	30	2,231
Payment of dividends on common stock	(7,867)	(7,903)	(7,898)
Issuance of stock under incentive plan	303	(13)	157
Purchase of Company’s common stock	(8,900)	(14,013)	(15,445)
Net cash used in financing activities	(16,384)	(21,899)	(20,955)
Net change in cash and cash equivalents	(1,005)	(3,352)	402
Cash and cash equivalents at beginning of year	3,048	6,400	5,998
Cash and cash equivalents at end of year	$2,043	$3,048	$6,400

23. Consolidated Quarterly Results of Operations (unaudited)

During the fourth quarter of 2020, we revised our estimate of losses on unfunded lending commitments. As a result, certain reclassifications have been made to prior period results to allow for comparability across quarterly periods during 2020. Refer to Note 2 for more information.

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2021
Total interest income	$26,928	$25,763	$28,423	$25,788
Total interest expense	1,833	1,653	1,289	1,138
Net interest income	25,095	24,110	27,134	24,650
Provision for loan losses	(1,703)	(3,425)	(2,385)	(2,648)
Net interest income after provision for loan losses	26,798	27,535	29,519	27,298
Noninterest income	4,060	3,294	5,383	3,534
Noninterest expense	15,966	16,568	16,431	18,017
Income before income taxes	14,892	14,261	18,471	12,815
Income tax expense	2,964	2,865	3,412	2,577
Net income	$11,928	$11,396	$15,059	$10,238
Earnings per share – basic	$1.41	$1.35	$1.80	$1.24
Earnings per share – diluted	$1.41	$1.34	$1.79	$1.23

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2020
Total interest income	$25,249	$25,670	$25,842	$27,368
Total interest expense	3,926	3,253	2,570	2,169
Net interest income	21,323	22,417	23,272	25,199
Provision for loan losses	6,257	6,471	—	—
Net interest income after provision for loan losses	15,066	15,946	23,272	25,199
Noninterest income	3,358	3,103	3,794	4,050
Noninterest expense	15,416	15,453	16,116	15,996
Income before income taxes	3,008	3,596	10,950	13,253
Income tax expense	526	675	2,168	2,673
Net income	$2,482	$2,921	$8,782	$10,580
Earnings per share – basic	$0.27	$0.33	$1.01	$1.25
Earnings per share – diluted	$0.27	$0.33	$1.01	$1.24

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2019
Total interest income	$25,369	$25,921	$25,474	$25,444
Total interest expense	3,647	4,046	4,333	4,186
Net interest income	21,722	21,875	21,141	21,258
Provision for loan losses	390	765	1,146	713
Net interest income after provision for loan losses	21,332	21,110	19,995	20,545
Noninterest income	3,165	2,977	4,774	3,499
Noninterest expense	15,291	15,952	16,610	15,752
Income before income taxes	9,206	8,135	8,159	8,292
Income tax expense	1,316	1,555	1,303	1,686
Net income	$7,890	$6,580	$6,856	$6,606
Earnings per share – basic	$0.86	$0.72	$0.76	$0.74
Earnings per share – diluted	$0.85	$0.72	$0.75	$0.73

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2021. Our independent registered public accountants have issued an audit report on the Company’s internal control over financial reporting. This report appears at the beginning of Item 8. Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
Not applicable.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC for the 2022 Annual Meeting of Shareholders expected to be held in May 2022 (the “Proxy Statement”).
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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information. The following table provides information as of December 31, 2021 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2009 Stock Option Plan, 2009 Recognition and Retention Plan, the 2014 Equity Incentive Plan and the 2021 Equity Incentive Plan, each of which was approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	260,064	(1)	$30.73	(1)	448,317
Equity compensation plans not approved by security holders	—		—		—
Total	260,064		$30.73		448,317
(1)Includes 1,120 shares subject to restricted stock grants and 45,087 restricted share units which were not vested as of December 31, 2021. The weighted-average exercise price excludes such restricted stock grants.
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
Report of Independent Registered Public Accounting Firm (Wipfli LLP, Atlanta, Georgia, PCAOB Firm ID 344)
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
(3)    Exhibits
The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Articles of Incorporation of Home Bancorp, Inc.	(1)

3.2	Amended and Restated Bylaws of Home Bancorp, Inc.	(2)

4.1	Form of Stock Certificate of Home Bancorp, Inc.	(1)

4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	(3)

10.1	2005 Directors’ Deferral Plan*	(4)

10.2	Amended and Restated Employment Agreement by and between Home Bank and John W. Bordelon*	(5)

10.3	Amended and Restated Employment Agreement by and between Home Bancorp, Inc. and John W. Bordelon*	(5)

10.4	Amended and Restated Employment Agreement by and between Home Bank and Darren E. Guidry*	(5)

10.5	Amended and Restated Employment Agreement between Home Bank, N.A. and Jason P. Freyou*	(5)

10.6	Home Bancorp, Inc. 2009 Stock Option Plan*	(6)

10.7	Home Bancorp, Inc. 2009 Recognition and Retention Plan and Trust Agreement*	(7)

10.8	Home Bancorp, Inc. 2014 Equity Incentive Plan*	(8)

10.9	Home Bancorp, Inc. 2021 Equity Incentive Plan*	(10)

10.1	Amended and Restated Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(5)

10.11	Amended and Restated Salary Continuation Agreement by and between Home Bank and Darren E. Guidry*	(5)

10.12	Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(5)

10.13	Salary Continuation Agreement by and between Home Bank and Jason P. Freyou*	(5)

10.14	Amendment to the Amended and Restated Employment Agreement between Home Bancorp, Inc. and John W. Bordelon*	(9)

10.15	Amendment to the Amended and Restated Employment Agreement between Home Bank, N.A. and John W. Bordelon*	(9)

No.	Description	Location
10.16	Amendment to the Amended and Restated Employment Agreement between Home Bank, N.A. and Jason P. Freyou*	(9)

10.17	Amendment to the Amended and Restated Employment Agreement between Home Bank, N.A. and Darren E. Guidry*	(9)

10.18	Employment Agreement between Home Bank, N.A. and David T. Kirkley	(9)

23.1	Consent of Wipfli LLP	Filed herewith

31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith

32.0	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
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
(7)Incorporated by reference from Appendix B to Home Bancorp’s definitive proxy statement filed April 1, 2009 (SEC File No. 001-34190).
(8)Incorporated by reference from Appendix A to Home Bancorp’s definitive proxy statement filed April 3, 2014 (SEC File No. 001-34190)
(9)Incorporated by reference from the exhibit included in the Company's Current Report on Form 8-K, dated as of May 20, 2021, and filed May 20, 2021 (SEC File No. 001-34190).
(10)Incorporated by reference from Appendix A to Home Bancorp’s definitive proxy statement filed March 26, 2021 (SEC File No. 001-34190)
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

HOME BANCORP, INC.

March 10, 2022	By:	/s/ John W. Bordelon
John W. Bordelon Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ John W. Bordelon	John W. Bordelon Chairman of the Board, President and Chief Executive Officer	March 10, 2022
John W. Bordelon

/s/ J. Scott Ballard	Director	March 10, 2022
J. Scott Ballard

/s/ Paul J. Blanchet, III	Director, Chairman of Audit Committee	March 10, 2022
Paul J. Blanchet, III

/s/ Daniel G. Guidry	Director	March 10, 2022
Daniel G. Guidry

/s/ John A. Hendry	Director	March 10, 2022
John A. Hendry

/s/ Chris P. Rader	Director	March 10, 2022
Chris P. Rader

/s/ Ann F. Trappey	Director	March 10, 2022
Ann F. Trappey

/s/ Donald W. Washington	Director	March 10, 2022
Donald W. Washington

/s/ David T. Kirkley	Senior Executive Vice President and Chief Financial Officer	March 10, 2022
David T. Kirkley

/s/ Mary H. Hopkins	Home Bank Senior Vice President and Director of Financial Management	March 10, 2022
Mary H. Hopkins