Form 10-Q
period 2022-03-31
HOME BANCORP, INC.
filed 2022-05-02
CIK 1436425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 27, 2022, the registrant had 8,347,045 shares of common stock, $0.01 par value, outstanding.

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

ACL	–	Allowance for credit losses
ALL	–	Allowance for loan losses
AOCI	–	Accumulated other comprehensive income
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
Bank	–	Home Bank, N. A., a wholly-owned subsidiary of the Company
BOLI	–	Bank-owned life insurance
bps	–	basis points, 100 basis points being equal to 1.0%
C&D	–	Construction and land
C&I	–	Commercial and industrial
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act
CECL	–	Current expected credit losses
Company	–	Home Bancorp, Inc., a Louisiana corporation and the holding company for Home Bank, N. A.
COVID-19	–	The novel coronavirus
CRE	–	Commercial real estate
EPS	–	Earnings per common share
FASB	–	Financial Accounting Standards Board
FHLB	–	Federal Home Loan Bank
GAAP	–	Generally Accepted Accounting Principles
LTV	–	Loan-to-value
NPA(s)	–	Nonperforming asset(s)
OCI	–	Other comprehensive income
ORE	–	Other real estate
PCD	–	Purchased credit deteriorated
PCI	–	Purchased credit impaired
PPP	–	Paycheck Protection Program
SBA	–	Small Business Association
SEC	–	Securities and Exchange Commission
TDR	–	Troubled debt restructuring
TE	–	Taxable equivalent
U.S.	–	United States

ii

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)	(Audited)
(dollars in thousands)	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$548,019	$601,443
Interest-bearing deposits in banks	349	349
Investment securities available for sale, at fair value	415,260	327,632
Investment securities held to maturity (fair values of $2,096 and $2,132, respectively)	2,094	2,102
Mortgage loans held for sale	4,187	1,104
Loans, net of unearned income	2,157,969	1,840,093
Allowance for loan losses	(26,731)	(21,089)
Total loans, net of unearned income and allowance for loan losses	2,131,238	1,819,004
Office properties and equipment, net	43,929	43,542
Cash surrender value of bank-owned life insurance	40,575	40,361
Goodwill and core deposit intangibles	87,569	61,949
Accrued interest receivable and other assets	59,008	40,758
Total Assets	$3,332,228	$2,938,244
Liabilities
Deposits:
Noninterest-bearing	$913,137	$766,385
Interest-bearing	2,028,042	1,769,464
Total Deposits	2,941,179	2,535,849
Other borrowings	5,539	5,539
Long-term Federal Home Loan Bank advances	25,671	26,046
Accrued interest payable and other liabilities	22,335	18,907
Total Liabilities	2,994,724	2,586,341
Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,453,014 and 8,526,907 shares issued and outstanding, respectively	85	85
Additional paid-in capital	164,830	164,982
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(2,321)	(2,410)
Recognition and Retention Plan (RRP)	(11)	(13)
Retained earnings	188,386	188,515
Accumulated other comprehensive (loss) income	(13,465)	744
Total Shareholders’ Equity	337,504	351,903
Total Liabilities and Shareholders’ Equity	$3,332,228	$2,938,244
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2022	2021
Interest Income
Loans, including fees	$22,667	$25,817
Investment securities:
Taxable interest	1,542	918
Tax-exempt interest	76	94
Other investments and deposits	277	99
Total interest income	24,562	26,928
Interest Expense
Deposits	893	1,656
Other borrowings	53	53
Short-term Federal Home Loan Bank advances	—	—
Long-term Federal Home Loan Bank advances	109	124
Total interest expense	1,055	1,833
Net interest income	23,507	25,095
Provision (reversal) for loan losses	3,215	(1,703)
Net interest income after provision (reversal) for loan losses	20,292	26,798
Noninterest Income
Service fees and charges	1,169	1,072
Bank card fees	1,454	1,306
Gain on sale of loans, net	299	1,168
Income from bank-owned life insurance	214	225
Gain on sale of assets, net	5	—
Other income	249	289
Total noninterest income	3,390	4,060
Noninterest Expense
Compensation and benefits	10,159	9,664
Occupancy	1,803	1,696
Marketing and advertising	407	171
Data processing and communication	2,195	1,986
Professional services	542	234
Forms, printing and supplies	146	159
Franchise and shares tax	391	360
Regulatory fees	446	379
Foreclosed assets and ORE, net	402	123
Amortization of acquisition intangible	252	300
Provision for credit losses on unfunded commitments	302	—
Other expenses	1,195	894
Total noninterest expense	18,240	15,966
Income before income tax expense	5,442	14,892
Income tax expense	1,041	2,964
Net Income	$4,401	$11,928
Earnings per share:
Basic	$0.53	$1.41
Diluted	$0.53	$1.41
Cash dividends declared per common share	$0.23	$0.22
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Net Income	$4,401	$11,928
Other Comprehensive Loss
Unrealized losses on available for sale investment securities	(19,853)	(4,757)
Unrealized gains on cash flow hedges	1,867	1,317
Tax effect	3,777	722
Other comprehensive loss, net of taxes	(14,209)	(2,718)
Comprehensive (Loss) Income	$(9,808)	$9,210
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2020	$87	$164,988	$(2,767)	$(22)	$154,282	$5,274	$321,842
Net income					11,928		11,928
Other comprehensive loss						(2,718)	(2,718)
Purchase of Company’s common stock at cost, 41,477 shares	—	(415)			(770)		(1,185)
Cash dividends declared, $0.22 per share					(1,915)		(1,915)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 8,004 shares	—	106			(18)		88
Exercise of stock options	—	44					44
RRP shares released for allocation		(5)		5			—
ESOP shares released for allocation		265	89				354
Share-based compensation cost		172					172
Balance, March 31, 2021	$87	$165,155	$(2,678)	$(17)	$163,507	$2,556	$328,610
Balance, December 31, 2021	$85	$164,982	$(2,410)	$(13)	$188,515	$744	$351,903
Net income					4,401		4,401
Other comprehensive loss						(14,209)	(14,209)
Purchase of Company’s common stock at cost, 84,515 shares	(1)	(844)			(2,546)		(3,391)
Cash dividends declared, $0.23 per share					(1,962)		(1,962)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 8,997 shares	1	160			(22)		139
Exercise of stock options	—	28					28
RRP shares released for allocation		(2)		2			—
ESOP shares released for allocation		337	89				426
Share-based compensation cost		169					169
Balance, March 31, 2022	$85	$164,830	$(2,321)	$(11)	$188,386	$(13,465)	$337,504
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$4,401	$11,928
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (reversal) for loan losses	3,215	(1,703)
Depreciation	762	765
Amortization and accretion of purchase accounting valuations and intangibles	710	1,035
Federal Home Loan Bank stock dividends	3	(5)
Net amortization of discount on investments	401	605
Gain on loans sold, net	(299)	(1,168)
Proceeds, including principal payments, from loans held for sale	25,131	85,481
Originations of loans held for sale	(27,915)	(80,058)
Gain on sale of assets, net	(5)	—
Non-cash compensation	595	526
Deferred income tax (benefit) expense	(604)	700
Increase in accrued interest receivable and other assets	(6,102)	(3,094)
Increase in cash surrender value of bank-owned life insurance	(214)	(225)
Increase (decrease) in accrued interest payable and other liabilities	1,448	(3,604)
Net cash provided by operating activities	1,527	11,183
Cash flows from investing activities:
Purchases of securities available for sale	(87,259)	(48,958)
Proceeds from maturities, prepayments and calls on securities available for sale	12,796	23,390
Proceeds from maturities, prepayments and calls on securities held to maturity	—	800
Increase in loans, net	(805)	(3,731)
Proceeds from sale of foreclosed assets	1,489	1,619
Purchases of office properties and equipment	(340)	(409)
Net cash disbursed in sale of banking center	(11,182)	—
Net cash disbursed in business combination	(16,122)	—
Proceeds from sale of office properties and equipment	28	—
Net cash used in investing activities	(101,395)	(27,289)
Cash flows from financing activities:
Increase in deposits, net	52,010	114,543
Repayments of Federal Home Loan Bank advances	(380)	(721)
Proceeds from exercise of stock options	28	44
Issuance of stock under incentive plans, net	139	88
Dividends paid to shareholders	(1,962)	(1,915)
Purchase of Company’s common stock	(3,391)	(1,185)
Net cash provided by financing activities	46,444	110,854
Net change in cash and cash equivalents	(53,424)	94,748
Cash and cash equivalents, beginning	601,443	187,952
Cash and cash equivalents, ending	$548,019	$282,700
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. Certain reclassifications have been made to prior period balances to conform to the current period presentation. The results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021.

Critical Accounting Policies and Estimates
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could reflect materially different results under different assumptions and conditions. Methodologies the Company uses when applying critical accounting policies and developing critical accounting estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2021.

There have been no material changes from the critical accounting policies previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. In preparing its financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
2. Recent Accounting Pronouncements
Accounting Standards Adopted in 2022
Accounting Standard Update (“ASU”) ASU 2022-01, “Derivatives and Hedging (Topic 815)” (“ASU 2022-01”) clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios and financial assets. Among other things, the amended guidance established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible and renamed that method the “portfolio layer” method. ASU 2022-01 is effective January 1, 2023 and is not expected to have a significant impact on our consolidated financial statements.
ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2022-02”) eliminates the guidance on troubled debt restructurings and requires entities to evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. ASU 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination for loans and leases. ASU 2022-02 is effective January 1, 2023 and is not expected to have a significant impact on our financial statement disclosures.
3. Acquisition Activity
On March 26, 2022, the Company completed the acquisition of Friendswood Capital Corporation (“Friendswood”), the former holding company of Texan Bank, N. A. (“Texan Bank”) of Houston, Texas. Shareholders of Friendswood received $15.34 per share in cash, yielding an aggregate purchase price of $64,864,000.

The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. In accordance with ASC 805, the Company recorded goodwill totaling $20,925,000 from the acquisition as a result of consideration transferred over net assets acquired. Both the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values. Identifiable intangible assets, including core deposit intangible assets, were recorded at fair value.

The fair value estimates of the Friendswood assets and liabilities are preliminary and require management to make estimates about discount rates, expected cash flows, market conditions, and other future events that are highly subjective in nature and are subject to refinement for a one year period after the date of the acquisition. Under current accounting principles, the Company’s estimates of fair values may be adjusted for a period of up to one year from the acquisition date.

The assets acquired and liabilities assumed, as well as the adjustments to record the assets and liabilities at fair value, are presented in the following table as of March 26, 2022.

(dollars in thousands)	As Acquired	Fair Value Adjustments		As recorded by Home Bancorp
Assets
Cash and cash equivalents	$48,741	$—		$48,741
Investment securities	33,679	(268)	(a)	33,411
Loans	320,050	(1,121)	(b)	318,929
Repossessed assets	950	(301)	(c)	649
Office properties and equipment, net	1,663	(116)	(d)	1,547
Core deposit intangible	—	4,947	(e)	4,947
Other assets	9,687	(2,123)	(f)	7,564
Total assets acquired	$414,770	$1,018		$415,788
Liabilities
Noninterest-bearing deposits	$97,668	—		$97,668
Interest-bearing deposits	269,301	1,032	(g)	270,333
Other liabilities	3,873	(25)	(h)	3,848
Total liabilities assumed	$370,842	$1,007		$371,849
Excess of assets acquired over liabilities assumed				43,939
Cash consideration paid				(64,864)
Total goodwill recorded				$20,925

(a) The adjustment represents the market value adjustments on Friendswood's investment securities based on their interest rate risk and credit risk.
(b) The adjustment to reflect the fair value of loans includes:
•Preliminary adjustment of $2.1 million to reflect the removal of Friendswood's allowance for loan losses, net of the allowance for credit losses on PCD loans at the acquisition date, in accordance with ASC 805.
•Preliminary allowance for credit losses of $2.3 million on PCD loans at the acquisition date. As a result of an analysis by management of all of Friendswood's impaired loans, $10.3 million of loans were determined to be within the scope of, and were evaluated under ASC 310-30 and were deemed PCD loans at the acquisition date.
•Preliminary net discount of $3.2 million for all remaining loans determined not to be within the scope of ASC 310-30 which totaled $309.8 million. In determining the fair value of the loans which were not within the scope of ASC 310-30, the acquired loan portfolio was evaluated based on risk characteristics and other credit and market criteria to determine credit quality and interest adjustments to the fair value of the loans acquired. The acquired loan balance was reduced by the net amount of the credit quality and interest adjustments in determining the fair value of the loans.
(c) The adjustment represents the write down of the book value of Friendswood's repossessed assets to their estimated fair value, as adjusted for estimated costs to sell.
(d) The adjustment represents the write down of the book value of Friendswood’s office properties and equipment to their estimated fair value at the acquisition date.
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
(h) The adjustment represents the fair value of liabilities at the acquisition date.

The following pro forma information for the three months ended March 31, 2022 and 2021 reflects the Company’s estimated consolidated results of operations as if the acquisition of Friendswood occurred at January 1, 2021, unadjusted for potential cost savings. Merger-related costs for the three months ended March 31, 2022 and 2021 were approximately $328,000 and $299,000, respectively, and have been excluded from the pro-forma information presented below.

(dollars in thousands except per share information)	2022	2021
Net interest income	$28,747	$29,690
Noninterest income	4,294	4,734
Noninterest expense	23,390	19,510
Net income	5,084	13,127
Earnings per share - basic	$0.61	$1.56
Earnings per share - diluted	0.61	1.55

The selected pro forma financial information presented above is for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period.

4. Investment Securities
The following tables summarize the Company’s available for sale and held to maturity investment securities at March 31, 2022 and December 31, 2021.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022
Available for sale:
U.S. agency mortgage-backed	$321,315	$382	$16,078	$305,619
Collateralized mortgage obligations	41,614	24	726	40,912
Municipal bonds	53,686	162	3,978	49,870
U.S. government agency	12,173	—	188	11,985
Corporate bonds	6,978	13	117	6,874
Total available for sale	$435,766	$581	$21,087	$415,260
Held to maturity:
Municipal bonds	$2,094	$3	$1	$2,096
Total held to maturity	$2,094	$3	$1	$2,096

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Available for sale:
U.S. agency mortgage-backed	$234,720	$1,793	$2,740	$233,773
Collateralized mortgage obligations	31,356	557	1	31,912
Municipal bonds	51,094	402	777	50,719
U.S. government agency	5,615	8	9	5,614
Corporate bonds	5,500	114	—	5,614
Total available for sale	$328,285	$2,874	$3,527	$327,632
Held to maturity:
Municipal bonds	$2,102	$30	$—	$2,132
Total held to maturity	$2,102	$30	$—	$2,132

The estimated fair value and amortized cost by contractual maturity of the Company’s investment securities as of March 31, 2022 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Available for sale:
U.S. agency mortgage-backed	$965	$29,616	$108,826	$166,212	$305,619
Collateralized mortgage obligations	366	20,759	5,416	14,371	40,912
Municipal bonds	—	501	15,925	33,444	49,870
U.S. government agency	—	—	11,592	393	11,985
Corporate bonds	—	—	6,874	—	6,874
Total available for sale	$1,331	$50,876	$148,633	$214,420	$415,260
Held to maturity:
Municipal bonds	$—	$2,096	$—	$—	$2,096
Total held to maturity	$—	$2,096	$—	$—	$2,096

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Available for sale:
U.S. agency mortgage-backed	$966	$30,229	$114,655	$175,465	$321,315
Collateralized mortgage obligations	365	20,999	5,732	14,518	41,614
Municipal bonds	—	500	16,762	36,424	53,686
U.S. government agency	—	—	11,777	396	12,173
Corporate bonds	—	—	6,978	—	6,978
Total available for sale	$1,331	$51,728	$155,904	$226,803	$435,766
Held to maturity:
Municipal bonds	$—	$2,094	$—	$—	$2,094
Total held to maturity	$—	$2,094	$—	$—	$2,094

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

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
March 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$195,565	$10,654	$52,720	$5,424	$248,285	$16,078
Collateralized mortgage obligations	28,486	725	984	1	29,470	726
Municipal bonds	29,610	2,160	14,037	1,818	43,647	3,978
U.S. government agency	4,063	178	853	10	4,916	188
Corporate bonds	5,877	117	—	—	5,877	117
Total available for sale	$263,601	$13,834	$68,594	$7,253	$332,195	$21,087
Held to maturity:
Municipal bonds	$1,003	$1	$—	$—	$1,003	$1
Total held to maturity	$1,003	$1	$—	$—	$1,003	$1

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$158,908	$2,382	$11,575	$358	$170,483	$2,740
Collateralized mortgage obligations	254	1	988	—	1,242	1
Municipal bonds	29,047	719	1,228	58	30,275	777
U.S. government agency	—	—	1,001	9	1,001	9
Corporate bonds	3,499	—	—	—	3,499	—
Total available for sale	$191,708	$3,102	$14,792	$425	$206,500	$3,527
Held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Total held to maturity	$—	$—	$—	$—	$—	$—

At March 31, 2022, 156 of the Company’s debt securities had unrealized losses totaling 6.0% of the individual securities’ amortized cost basis and 4.8% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 29 of the 156 securities had been in a continuous loss position for over 12 months. Management has determined that the declines in the fair value of these securities were not attributable to credit losses. As a result, no ACL was recorded for available for sale investment securities at March 31, 2022.

At March 31, 2022, it was determined that no ACL was required for the Company's held-to-maturity investment securities. The Company monitors credit quality of debt securities held-to-maturity through the use of credit ratings. The following tables present the amortized cost of the Company's held-to-maturity securities by credit quality rating at March 31, 2022 and December 31, 2021.

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
March 31, 2022
Held to maturity:
Municipal bonds	$2,094	$—	$2,094

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
December 31, 2021
Held to maturity:
Municipal bonds	$2,102	$—	$2,102

Accrued interest receivable on the Company's investment securities was $1,023,000 and $942,000 at March 31, 2022 and December 31, 2021, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
At March 31, 2022 and December 31, 2021, the Company had $173,660,000 and $156,492,000, respectively, of securities pledged to secure public deposits.
5. Earnings Per Share
Earnings per common share was computed based on the following:

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Numerator:
Net income available to common shareholders	$4,401	$11,928
Denominator:
Weighted average common shares outstanding	8,270	8,437
Effect of dilutive securities:
Restricted stock	18	11
Stock options	49	28
Weighted average common shares outstanding – assuming dilution	8,337	8,476
Basic earnings per common share	$0.53	$1.41
Diluted earnings per common share	$0.53	$1.41

Options for 59,328 and 96,422 shares of common stock were not included in the computation of diluted EPS for the three months ended March 31, 2022 and 2021, respectively, because the effect of those shares was anti-dilutive.

6. Credit Quality and Allowance for Credit Losses
The following briefly describes the distinction between originated and acquired loans and certain significant accounting policies.

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

Originated vs. Acquired Loans
"Originated loans" are loans that were originated for investment by the Company. Loans that were acquired as a result of business combinations are referred to as “acquired loans” and are recorded at their estimated fair value on the acquisition date. The Company's acquired loans purchased prior to the adoption of ASC Topic 326 on January 1, 2020 and were initially classified acquired loans as either purchased credit impaired (“PCI”) loans (i.e., loans that reflect credit deterioration since origination and for which it was probable at acquisition that the Company would be unable to collect all contractually required payments) or purchased non-impaired loans (i.e., “performing acquired loans”). The Company estimated the fair value of PCI loans based on the amount and timing of expected principal, interest and other cash flows for each loan. The excess of the loan’s contractual principal and interest payments over all cash flows expected to be collected at acquisition was considered an amount that should not be accreted. These credit discounts (“nonaccretable marks”) were included in the determination of the initial fair value for acquired loans; therefore, no allowance for credit losses was recorded at the acquisition date. Differences between the estimated fair values and expected cash flows of acquired loans at the acquisition date that were not credit-based (“accretable marks”) were subsequently accreted to interest income over the estimated life of the loans. Subsequent to the acquisition date for PCI loans, increases in cash flows over those expected at the acquisition date resulted in a move of the discount from nonaccretable to accretable, while decreases in expected cash flows after the acquisition date were recognized through the provision for credit losses.

Subsequent to January 1, 2020, acquired loans that have evidence of more-than-insignificant deterioration in credit quality since origination are considered purchased credit deteriorated (“PCD”) loans. At acquisition, an estimate of expected credit losses is made for PCD loans. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair value to establish the initial amortized cost basis of the PCD loans. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors, resulting in a discount or premium that is amortized to interest income. For acquired loans not deemed PCD loans at acquisition, the difference between the initial fair value mark and the unpaid principal balance are recognized in interest income over the estimated life of the loans. In addition, an initial allowance for expected credit losses is estimated and recorded as provision expense at the acquisition date. The subsequent measurement of expected credit losses for all acquired loans is the same as the subsequent measurement of expected credit losses for originated loans.

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

The Company’s loans, net of unearned income, consisted of the following as of the dates indicated.

(dollars in thousands)	March 31, 2022	December 31, 2021
Real estate loans:
One- to four-family first mortgage	$363,377	$350,843
Home equity loans and lines	58,375	60,312
Commercial real estate	1,046,568	801,624
Construction and land	297,079	259,652
Multi-family residential	98,527	90,518
Total real estate loans	1,863,926	1,562,949
Other loans:
Commercial and industrial	260,843	244,123
Consumer	33,200	33,021
Total other loans	294,043	277,144
Total loans	$2,157,969	$1,840,093

In January 2022, we sold the bank's former branch office in Vicksburg, Mississippi, and transferred $2.8 million in loans. Loans increased during the first quarter of 2022 with the addition of Friendswood's loan portfolio, which amounted to $318.9 million on March 26, 2022 (the date of acquisition). The net investment in PPP loans, which is included in commercial and industrial loans, was $22,759,000 (which included $3,163,000 in PPP loans acquired in the Friendswood acquisition) and $43,637,000 at March 31, 2022 and December 31, 2021, respectively.

The net discount on the Company’s acquired loans was $7,042,000 and $4,289,000 at March 31, 2022 and December 31, 2021, respectively. In addition, loan balances as of March 31, 2022 and December 31, 2021 are reported net of unearned income of $4,174,000 and $4,924,000, respectively. Unearned income at March 31, 2022 and December 31, 2021 included PPP deferred lender fees of $580,000 and $1,301,000, respectively.

Accrued interest receivable on the Company's loans was $6,902,000 and $6,496,000 at March 31, 2022 and December 31, 2021, respectively, and is excluded from the estimate of the ACL. Those amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

Allowance for Credit Losses

The ACL, which includes the ALL and the ACL on unfunded lending commitments, and recorded investment in loans as of the dates indicated are as follows.

	March 31, 2022
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$2,056	$—	$2,056
Home equity loans and lines	539	—	539
Commercial real estate	12,878	2,324	15,202
Construction and land	4,112	—	4,112
Multi-family residential	554	—	554
Commercial and industrial	3,200	440	3,640
Consumer	628	—	628
Total allowance for loan losses	$23,967	$2,764	$26,731

Unfunded lending commitments(1)	$2,117	$—	$2,117
Total allowance for credit losses	$26,084	$2,764	$28,848

	March 31, 2022
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$363,377	$—	$363,377
Home equity loans and lines	58,375	—	58,375
Commercial real estate	1,032,762	13,806	1,046,568
Construction and land	297,079	—	297,079
Multi-family residential	98,527	—	98,527
Commercial and industrial	260,356	487	260,843
Consumer	33,200	—	33,200
Total loans	$2,143,676	$14,293	$2,157,969

	December 31, 2021
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$1,944	$—	$1,944
Home equity loans and lines	508	—	508
Commercial real estate	10,207	247	10,454
Construction and land	3,572	—	3,572
Multi-family residential	457	—	457
Commercial and industrial	3,095	425	3,520
Consumer	634	—	634
Total allowance for loan losses	$20,417	$672	$21,089

Unfunded lending commitments(1)	$1,815	$—	$1,815
Total allowance for credit losses	$22,232	$672	$22,904

	December 31, 2021
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$350,843	$—	$350,843
Home equity loans and lines	60,312	—	60,312
Commercial real estate	797,751	3,873	801,624
Construction and land	259,652	—	259,652
Multi-family residential	90,518	—	90,518
Commercial and industrial	243,379	744	244,123
Consumer	33,021	—	33,021
Total loans	$1,835,476	$4,617	$1,840,093
(1)The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.
(2)Seven and zero PCD loans were individually evaluated at March 31, 2022 and December 31, 2021, respectively.

A summary of activity in the ACL for the three months ended March 31, 2022 and March 31, 2021 follows.

	Three Months Ended March 31, 2022
(dollars in thousands)	Beginning Balance	Allowance for Acquired PCD Loans(1)	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$1,944	$—	$—	$2	$110	$2,056
Home equity loans and lines	508	—	—	2	29	539
Commercial real estate	10,454	2,083	—	—	2,665	15,202
Construction and land	3,572	—	—	—	540	4,112
Multi-family residential	457	—	—	—	97	554
Commercial and industrial	3,520	195	(160)	386	(301)	3,640
Consumer	634	—	(156)	75	75	628
Total allowance for loan losses	$21,089	$2,278	$(316)	$465	$3,215	$26,731

Unfunded lending commitments	$1,815	$—	$—	$—	$302	$2,117
Total allowance for credit losses	$22,904	$2,278	$(316)	$465	$3,517	$28,848

	Three Months Ended March 31, 2021
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$3,065	$(56)	$2	$(132)	$2,879
Home equity loans and lines	676	—	2	(29)	649
Commercial real estate	18,851	(1,003)	—	(1,324)	16,524
Construction and land	4,155	—	—	293	4,448
Multi-family residential	1,077	—	—	(110)	967
Commercial and industrial	4,276	(220)	29	(330)	3,755
Consumer	863	(51)	30	(71)	771
Total allowance for loan losses	$32,963	$(1,330)	$63	$(1,703)	$29,993

Unfunded lending commitments	$1,425	$—	$—	$—	$1,425
Total allowance for credit losses	$34,388	$(1,330)	$63	$(1,703)	$31,418
(1)On January 1, 2020 the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced a new model known as CECL.

Credit Quality
The following tables present the Company’s loan portfolio by credit quality classification and origination year as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Term Loans by Origination Year
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$24,766	$85,561	$43,430	$42,453	$34,402	$117,865	$9,952	$1,463	$359,892
Special Mention	—	—	—	—	—	366	—	—	366
Substandard	—	—	83	328	—	2,708	—	—	3,119
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$24,766	$85,561	$43,513	$42,781	$34,402	$120,939	$9,952	$1,463	$363,377
Home equity loans and lines:
Pass	$374	$1,796	$853	$1,000	$748	$3,868	$48,752	$926	$58,317
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	36	—	22	58
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$374	$1,796	$853	$1,000	$748	$3,904	$48,752	$948	$58,375
Commercial real estate:
Pass	$68,906	$275,163	$215,194	$183,029	$92,868	$161,600	$27,722	$1,536	$1,026,018
Special Mention	465	—	—	—	—	361	—	—	826
Substandard	—	435	817	20	677	17,613	—	162	19,724
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$69,371	$275,598	$216,011	$183,049	$93,545	$179,574	$27,722	$1,698	$1,046,568
Construction and land:
Pass	$25,295	$165,408	$51,232	$39,455	$5,428	$6,212	$3,227	$—	$296,257
Special Mention	—	563	—	—	—	—	—	—	563
Substandard	—	—	151	—	—	108	—	—	259
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$25,295	$165,971	$51,383	$39,455	$5,428	$6,320	$3,227	$—	$297,079

	March 31, 2022
	Term Loans by Origination Year
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Multi-family residential:
Pass	$6,641	$31,669	$27,372	$16,560	$6,999	$6,243	$3,043	$—	$98,527
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$6,641	$31,669	$27,372	$16,560	$6,999	$6,243	$3,043	$—	$98,527
Commercial and industrial:
Pass	$14,729	$74,941	$25,032	$14,552	$13,984	$5,002	$108,736	$280	$257,256
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	26	1,973	—	—	22	1,566	—	3,587
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$14,729	$74,967	$27,005	$14,552	$13,984	$5,024	$110,302	$280	$260,843
Consumer:
Pass	$1,862	$4,844	$2,413	$992	$238	$15,807	$6,828	$35	$33,019
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	15	—	—	—	166	—	—	181
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$1,862	$4,859	$2,413	$992	$238	$15,973	$6,828	$35	$33,200
Total loans:
Pass	$142,573	$639,382	$365,526	$298,041	$154,667	$316,597	$208,260	$4,240	$2,129,286
Special Mention	465	563	—	—	—	727	—	—	1,755
Substandard	—	476	3,024	348	677	20,653	1,566	184	26,928
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$143,038	$640,421	$368,550	$298,389	$155,344	$337,977	$209,826	$4,424	$2,157,969

	December 31, 2021
	Term Loans by Origination Year
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$77,865	$44,152	$45,542	$34,301	$35,048	$96,975	$12,412	$351	$346,646
Special Mention	—	—	—	—	—	369	—	—	369
Substandard	—	347	716	266	463	2,036	—	—	3,828
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$77,865	$44,499	$46,258	$34,567	$35,511	$99,380	$12,412	$351	$350,843
Home equity loans and lines:
Pass	$1,688	$873	$1,114	$919	$816	$3,567	$50,323	$975	$60,275
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	37	—	—	—	37
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,688	$873	$1,114	$919	$853	$3,567	$50,323	$975	$60,312
Commercial real estate:
Pass	$226,989	$193,637	$142,045	$68,949	$73,555	$59,396	$23,310	$1,699	$789,580
Special Mention	—	—	—	—	1,841	366	—	—	2,207
Substandard	437	821	381	1,741	306	5,991	—	160	9,837
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$227,426	$194,458	$142,426	$70,690	$75,702	$65,753	$23,310	$1,859	$801,624
Construction and land:
Pass	$148,054	$50,062	$48,432	$4,832	$2,867	$1,738	$2,845	$—	$258,830
Special Mention	575	—	—	—	—	—	—	—	575
Substandard	—	—	—	—	5	242	—	—	247
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$148,629	$50,062	$48,432	$4,832	$2,872	$1,980	$2,845	$—	$259,652

	December 31, 2021
	Term Loans by Origination Year
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Multi-family residential:
Pass	$31,236	$31,805	$14,467	$6,363	$2,588	$2,762	$1,297	$—	$90,518
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$31,236	$31,805	$14,467	$6,363	$2,588	$2,762	$1,297	$—	$90,518
Commercial and industrial:
Pass	$82,765	$32,465	$14,794	$8,737	$3,066	$1,690	$96,648	$296	$240,461
Special Mention	—	—	—	—	—	—	267	—	267
Substandard	—	2,013	—	417	5	18	942	—	3,395
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$82,765	$34,478	$14,794	$9,154	$3,071	$1,708	$97,857	$296	$244,123
Consumer:
Pass	$5,472	$2,627	$1,211	$411	$1,041	$15,530	$6,488	$37	$32,817
Special Mention	—	—	—	—	—	2	—	—	2
Substandard	16	—	—	—	7	179	—	—	202
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$5,488	$2,627	$1,211	$411	$1,048	$15,711	$6,488	$37	$33,021
Total loans:
Pass	$574,069	$355,621	$267,605	$124,512	$118,981	$181,658	$193,323	$3,358	$1,819,127
Special Mention	575	—	—	—	1,841	737	267	—	3,420
Substandard	453	3,181	1,097	2,424	823	8,466	942	160	17,546
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$575,097	$358,802	$268,702	$126,936	$121,645	$190,861	$194,532	$3,518	$1,840,093

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

Age analysis of past due loans as of the dates indicated are as follows.

	March 31, 2022
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,180	$—	$599	$1,779	$257,296	$259,075
Home equity loans and lines	—	—	—	—	49,137	49,137
Commercial real estate	—	—	891	891	709,495	710,386
Construction and land	—	—	151	151	258,108	258,259
Multi-family residential	—	—	—	—	89,516	89,516
Total real estate loans	1,180	—	1,641	2,821	1,363,552	1,366,373
Other loans:
Commercial and industrial	403	7	251	661	217,957	218,618
Consumer	207	4	20	231	28,390	28,621
Total other loans	610	11	271	892	246,347	247,239
Total originated loans	$1,790	$11	$1,912	$3,713	$1,609,899	$1,613,612
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,224	$255	$1,147	$2,626	$101,676	$104,302
Home equity loans and lines	87	—	22	109	9,129	9,238
Commercial real estate	—	247	1,987	2,234	333,948	336,182
Construction and land	7	—	103	110	38,710	38,820
Multi-family residential	—	—	—	—	9,011	9,011
Total real estate loans	1,318	502	3,259	5,079	492,474	497,553
Other loans:
Commercial and industrial	60	22	—	82	42,143	42,225
Consumer	83	1	9	93	4,486	4,579
Total other loans	143	23	9	175	46,629	46,804
Total acquired loans	$1,461	$525	$3,268	$5,254	$539,103	$544,357
Total loans:
Real estate loans:
One- to four-family first mortgage	$2,404	$255	$1,746	$4,405	$358,972	$363,377
Home equity loans and lines	87	—	22	109	58,266	58,375
Commercial real estate	—	247	2,878	3,125	1,043,443	1,046,568
Construction and land	7	—	254	261	296,818	297,079
Multi-family residential	—	—	—	—	98,527	98,527
Total real estate loans	2,498	502	4,900	7,900	1,856,026	1,863,926
Other loans:
Commercial and industrial	463	29	251	743	260,100	260,843
Consumer	290	5	29	324	32,876	33,200
Total other loans	753	34	280	1,067	292,976	294,043
Total loans	$3,251	$536	$5,180	$8,967	$2,149,002	$2,157,969

	December 31, 2021
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,267	$266	$1,151	$2,684	$254,880	$257,564
Home equity loans and lines	—	—	—	—	48,561	48,561
Commercial real estate	438	—	4,854	5,292	682,323	687,615
Construction and land	428	—	—	428	249,802	250,230
Multi-family residential	—	—	—	—	87,316	87,316
Total real estate loans	2,133	266	6,005	8,404	1,322,882	1,331,286
Other loans:
Commercial and industrial	51	31	271	353	232,569	232,922
Consumer	289	—	25	314	29,247	29,561
Total other loans	340	31	296	667	261,816	262,483
Total originated loans	$2,473	$297	$6,301	$9,071	$1,584,698	$1,593,769
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,233	$428	$1,322	$2,983	$90,296	$93,279
Home equity loans and lines	141	—	—	141	11,610	11,751
Commercial real estate	54	—	2,139	2,193	111,816	114,009
Construction and land	—	—	241	241	9,181	9,422
Multi-family residential	—	—	—	—	3,202	3,202
Total real estate loans	1,428	428	3,702	5,558	226,105	231,663
Other loans:
Commercial and industrial	81	—	430	511	10,690	11,201
Consumer	53	3	21	77	3,383	3,460
Total other loans	134	3	451	588	14,073	14,661
Total acquired loans	$1,562	$431	$4,153	$6,146	$240,178	$246,324
Total loans:
Real estate loans:
One- to four-family first mortgage	$2,500	$694	$2,473	$5,667	$345,176	$350,843
Home equity loans and lines	141	—	—	141	60,171	60,312
Commercial real estate	492	—	6,993	7,485	794,139	801,624
Construction and land	428	—	241	669	258,983	259,652
Multi-family residential	—	—	—	—	90,518	90,518
Total real estate loans	3,561	694	9,707	13,962	1,548,987	1,562,949
Other loans:
Commercial and industrial	132	31	701	864	243,259	244,123
Consumer	342	3	46	391	32,630	33,021
Total other loans	474	34	747	1,255	275,889	277,144
Total loans	$4,035	$728	$10,454	$15,217	$1,824,876	$1,840,093
There were no and $6,000 of loans greater than 90 days past due and accruing at March 31, 2022 and December 31, 2021, respectively.

The following tables summarize information pertaining to nonaccrual loans as of dates indicated.

	March 31, 2022
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total
Nonaccrual loans(1):
One- to four-family first mortgage	$3,133	$—	$3,133
Home equity loans and lines	59	—	59
Commercial real estate	13,199	3,766	16,965
Construction and land	261	—	261
Multi-family residential	—	—	—
Commercial and industrial	494	19	513
Consumer	182	—	182
Total	$17,328	$3,785	$21,113

	December 31, 2021
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total
Nonaccrual loans(1):
One- to four-family first mortgage	$3,575	$—	$3,575
Home equity loans and lines	38	—	38
Commercial real estate	8,315	116	8,431
Construction and land	258	—	258
Multi-family residential	—	—	—
Commercial and industrial	743	20	763
Consumer	204	—	204
Total	$13,133	$136	$13,269
(1)Nonaccrual acquired loans include PCD loans of $10,228,000 at March 31, 2022. There were no nonaccrual acquired PCD loans at December 31, 2021.
All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. All payments received while on nonaccrual status are applied against the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.

Collateral Dependent Loans
The Company held loans that were individually evaluated for credit losses at March 31, 2022 and December 31, 2021 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:
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
•Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.

The tables below summarize collateral dependent loans and the related ACL at March 31, 2022 and December 31, 2021.

	March 31, 2022
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$—	$—
Home equity loans and lines	—	—
Commercial real estate	13,806	2,324
Construction and land	—	—
Multi-family residential	—	—
Commercial and industrial	487	440
Consumer	—	—
Total	$14,293	$2,764

	December 31, 2021
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$—	$—
Home equity loans and lines	—	—
Commercial real estate	3,873	247
Construction and land	—	—
Multi-family residential	—	—
Commercial and industrial	744	425
Consumer	—	—
Total	$4,617	$672

Foreclosed Assets and ORE
Foreclosed assets and ORE include real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets and ORE totaled $1,265,000 and 1,189,000 at March 31, 2022 and December 31, 2021, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

The carrying amount of foreclosed residential real estate properties held at March 31, 2022 and December 31, 2021 totaled $122,000 and $136,000, respectively. Loans secured by single family residential real estate that were in the process of foreclosure at March 31, 2022 and December 31, 2021 totaled $590,000 and $505,000, respectively.

Foreclosed assets and ORE included certain bank buildings that meet the criteria to be classified as assets held for sale. The carrying value of these assets totaled $423,000 at December 31, 2021. During the three months ended March 31, 2022, the Company sold the asset held for sale at the recorded carrying value of $423,000 at December 31, 2021.
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

The following table summarizes information pertaining to TDRs modified during the periods indicated.

	Three Months Ended March 31,
	2022			2021
(dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructurings:
One- to four-family first mortgage	1	$90	$90	—	$—	$—
Home equity loans and lines	—	—	—	—	—	—
Commercial real estate	1	135	135	2	479	479
Construction and land	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Other consumer	1	19	18	1	5	4
Total	3	$244	$243	3	$484	$483

None of the the loans modified during the three months ended March 31, 2022 defaulted during the same period.

One commercial real estate loan totaling $380,000 modified during the three months ended March 31, 2021 defaulted within twelve months of modification. The default did not have a significant impact on our allowance for credit losses at March 31, 2021.
7. Derivatives and Hedging Activities

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. During the next twelve months, the Company estimates that an additional $571,000 will be reclassified as additional interest income.

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

Fair Values of Derivative Instruments
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Financial Condition as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$40,000	$3,459	$—	$—

Derivatives not designated as hedging instruments:
Risk participation agreements	—	—	10,000	36

Netting adjustments		—		—

Net derivative amounts		$3,459		$36

	December 31, 2021
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$40,000	$1,589	$—	$—

Derivatives not designated as hedging instruments:
Risk participation agreements	—	—	10,000	43

Netting adjustments		—		—

Net derivative amounts		$1,589		$43

(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

At March 31, 2022 and December 31, 2021, accumulated unrealized gains, net of taxes, on derivative instruments totaled $2,734,000 and $1,259,000, respectively.

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income and the Consolidated Statements of Income
The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income and the Consolidated Statements of Income as of March 31, 2022 and March 31, 2021.

	Three Months Ended March 31, 2022
	Amount of Gain Recognized in OCI		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$1,855	$1,855	Interest expense	$(12)	$(12)

	Three Months Ended March 31, 2021
	Amount of Gain Recognized in OCI		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$1,301	$1,301	Interest expense	$(16)	$(16)

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of March 31, 2022.

(dollars in thousands)	Location of Income Recognized on Non-designated Hedges	Three Months Ended March 31, 2022
Effects of non-designated hedges
Risk participation agreements	Other noninterest income	$7

At and during the three months ended March 31, 2021, the Company was not a party to derivative contracts not designated as hedging instruments.

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

As of March 31, 2022, there were no derivatives with credit-risk-related contingent features in a net liability position. Such derivatives are measured at fair value, which includes accrued interest but excludes any adjustment for nonperformance risk. If the Company had breached any provisions at March 31, 2022, it would not have been required to settle any obligations under the agreements since the termination value was $0.

8. Fair Value Measurements and Disclosures
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
Management primarily identifies investment securities which may have traded in illiquid or inactive markets, by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of March 31, 2022, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

Derivative Assets and Liabilities
Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition. The fair value of these derivative financial instruments is obtained from a third-party pricing service that uses widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company has determined that its derivative valuations are classified in Level 2 of the fair vale hierarchy.

The following tables present the balances of assets measured for fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

(dollars in thousands)	March 31, 2022	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$305,619	$—	$305,619	$—
Collateralized mortgage obligations	40,912	—	40,912	—
Municipal bonds	49,870	—	49,870	—
U.S. government agency	11,985	—	11,985	—
Corporate bonds	6,874	—	6,874	—
Total	$415,260	$—	$415,260	$—

Derivative assets	$3,459	$—	$3,459	$—
Total	$418,719	$—	$418,719	$—

Liabilities
Derivative liabilities	$36	$—	$36	$—

(dollars in thousands)	December 31, 2021	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$233,773	$—	$233,773	$—
Collateralized mortgage obligations	31,912	—	31,912	—
Municipal bonds	50,719	—	50,719	—
U.S. government agency	5,614	—	5,614	—
Corporate bonds	5,614	—	5,614	—
Total	$327,632	$—	$327,632	$—

Derivative assets	$1,589	$—	$1,589	$—
Total	$329,221	$—	$329,221	$—

Liabilities
Derivative liabilities	$43	$—	$43	$—

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

		Fair Value Measurements Using
(dollars in thousands)	March 31, 2022	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$11,529	$—	$—	$11,529
Foreclosed assets and ORE	1,265	—	—	1,265
Total	$12,794	$—	$—	$12,794

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2021	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$3,945	$—	$—	$3,945
Foreclosed assets and ORE	1,189	—	—	1,189
Total	$5,134	$—	$—	$5,134

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
March 31, 2022
Loans individually evaluated	$11,529	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 100%	19%
Foreclosed assets and ORE	$1,265	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 34%	17%
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
December 31, 2021
Loans individually evaluated	$3,945	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 100%	15%
Foreclosed assets and ORE	$1,189	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 16%	12%

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
Methods and assumptions used to estimate fair value of each class of financial instruments for which it is practicable to estimate fair value are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes from the fair value estimate methods and assumptions previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at March 31, 2022
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$548,019	$548,019	$548,019	$—	$—
Interest-bearing deposits in banks	349	349	349	—	—
Investment securities available for sale	415,260	415,260	—	415,260	—
Investment securities held to maturity	2,094	2,096	—	2,096	—
Mortgage loans held for sale	4,187	4,187	—	4,187	—
Loans, net	2,131,238	2,129,864	—	2,118,335	11,529
Cash surrender value of BOLI	40,575	40,575	40,575	—	—
Derivative assets(1)	3,459	3,459	—	3,459	—
Financial Liabilities
Deposits	$2,941,179	$2,933,740	$—	$2,933,740	$—
Other borrowings	5,539	5,583	—	5,583	—
Long-term FHLB advances	25,671	24,902	—	24,902	—
Derivative liabilities(1)	36	36	—	36	—

		Fair Value Measurements at December 31, 2021
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$601,443	$601,443	$601,443	$—	$—
Interest-bearing deposits in banks	349	349	349	—	—
Investment securities available for sale	327,632	327,632	—	327,632	—
Investment securities held to maturity	2,102	2,132	—	2,132	—
Mortgage loans held for sale	1,104	1,104	—	1,104	—
Loans, net	1,819,004	1,834,023	—	1,830,078	3,945
Cash surrender value of BOLI	40,361	40,361	40,361	—	—
Derivative assets(1)	1,589	1,589	—	1,589	—
Financial Liabilities
Deposits	$2,535,849	$2,533,951	$—	$2,533,951	$—
Other borrowings	5,539	5,860	—	5,860	—
Long-term FHLB advances	26,046	26,263	—	26,263	—
Derivative liabilities(1)	43	43	—	43	—
(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and the Bank from December 31, 2021 through March 31, 2022 and on its results of operations for the three months ended March 31, 2022 and 2021. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

Forward-Looking Statements
To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company or Bank, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of words such as “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions, or by future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly”. The Company’s or the Bank’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Certain risks, uncertainties and other factors, including those set forth under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021 and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis and may include factors such as, but not limited to, credit quality and risk, the COVID-19 pandemic, industry and technological changes, cyber incidents or other failures, disruptions or security breaches, interest rates, commercial and residential real estate values, economic and market conditions in the United States or internationally, fund availability, accounting estimates and risk management processes, the transition away from the London Interbank Offered Rate (LIBOR), legislative and regulatory changes, business strategy execution, key personnel, competition, mortgage markets, fraud, environmental liability and severe weather, natural disasters, acts of war or terrorism or other external events. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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
EXECUTIVE OVERVIEW
The Company reported net income for the first quarter of 2022 of $4.4 million, or $0.53 diluted EPS, down $7.5 million compared to the first quarter of 2021. Net income for the first quarter of 2021 totaled $11.9 million, or $1.41 diluted EPS.

Key components of the Company’s performance during the three months ended March 31, 2022 include:

•Assets increased $394.0 million, or 13.4%, from December 31, 2021 to $3.3 billion at March 31, 2022.
•Total loans were $2.2 billion at March 31, 2022, up $317.9 million, or 17.3%, from December 31, 2021 primarily due to the Friendswood acquisition. The loan growth resulted from the addition of Texan Bank's loan portfolio, which amounted to $318.9 million on March 26, 2022 (the date of acquisition).
•PPP loans totaled $22.8 million at March 31, 2022, down $20.9 million, or 47.8%, from December 31, 2021. The net investment in PPP loans at March 31, 2022 included $3,163,000 of PPP loans acquired in the Friendswood acquisition on March 26, 2022.
•During the three months ended March 31, 2022, the Company provisioned $3.2 million to the allowance for loan losses, primarily due to the acquisition of Friendswood's loan portfolio, which was partially offset by improvements in our assessment of the economic impact of the COVID-19 pandemic. During three months ended March 31, 2021, the Company recorded a $1.7 million reversal to the allowance for loan losses.
•The ALL totaled $26.7 million, or 1.24% of total loans, at March 31, 2022 compared to $21.1 million, or 1.15% of total loans, at December 31, 2021. Excluding PPP loans, the ratio of the ALL to total loans was 1.25% and 1.17% at March 31, 2022 and December 31, 2021, respectively.
•Nonperforming assets increased $7.9 million, or 54.7%, from $14.5 million, or 0.49% of total assets, at December 31, 2021 to $22.4 million, or 0.67% of total assets, at March 31, 2022. The increase in NPAs during the first quarter of 2022 was primarily due to Friendswood's NPAs, which amounted to $10.2 million on March 26, 2022 (the date of acquisition).
•Total deposits increased $405.3 million, or 16.0%, from $2.5 billion at December 31, 2021 to $2.9 billion at March 31, 2022. The increase was primarily from the addition of Friendswood''s deposits, which amounted to $368.0 million on March 26, 2022 (the date of acquisition).
•The net interest margin was 3.39% for the three months ended March 31, 2022, down 75 bps, from the comparable period in 2021. Excluding the impact of PPP loans, the net interest margin was 3.31% for the three months ended March 31, 2022, compared to 3.88% for the three months ended March 31, 2021.
•The average rate paid on total interest-bearing deposits was 0.20%, down 22 bps from the first quarter of 2021.
•Total interest expense for the first quarter of 2022 was down $778,000, or 42.4%, compared to the first quarter of 2021.
•Noninterest income for the first quarter of 2022 was down $670,000, or 16.5%, compared to the first quarter of 2021, primarily due to a decrease in gains on the sale of loans (down $869,000).
•Noninterest expense for the first quarter of 2022 was up $2,274,000, or 14.2%, compared to the first quarter of 2021, primarily due to increases in expenses for compensation and benefits (up $495,000), merger expenses ($328,000) related to the acquisition of Friendswood, provision for credit losses on unfunded commitments (up $302,000), other expenses (up $301,000), marketing and advertising (up $236,000) and data processing and communication expense (up $209,000).
FINANCIAL CONDITION

Loans, Allowance for Credit Losses and Asset Quality

Loans
Total loans at March 31, 2022 were $2.2 billion, up $317.9 million, or 17.3%, from December 31, 2021. The loan growth resulted from the addition of Texan Bank's loan portfolio, which amounted to $318.9 million on March 26, 2022 (the date of acquisition). PPP loans, included in commercial and industrial loans, totaled $22.8 million at March 31, 2022, down $20.9 million, or 47.8%, from December 31, 2021. The net investment in PPP loans amounted to $22.8 million at March 31, 2022 (including $3,163,000 of PPP loans acquired in the Friendswood acquisition) compared to $43.6 million at December 31, 2021. Excluding PPP loans and Friendswood''s acquired loan portfolio, organic loans increased $20.7 million, or 1.2%, from December 31, 2021.

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

(dollars in thousands)	March 31, 2022	December 31, 2021	Increase/(Decrease)
Real estate loans:
One-to four-family first mortgage	$363,377	$350,843	$12,534	3.6%
Home equity loans and lines	58,375	60,312	(1,937)	(3.2)
Commercial real estate	1,046,568	801,624	244,944	30.6
Construction and land	297,079	259,652	37,427	14.4
Multi-family residential	98,527	90,518	8,009	8.8
Total real estate loans	1,863,926	1,562,949	300,977	19.3%
Other loans:
Commercial and industrial	260,843	244,123	16,720	6.8
Consumer	33,200	33,021	179	0.5
Total other loans	294,043	277,144	16,899	6.1
Total loans	$2,157,969	$1,840,093	$317,876	17.3%

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

At March 31, 2022, the ALL totaled $26.7 million, or 1.24% of total loans, up $5.6 million from $21.1 million, or 1.15% of total loans, at December 31, 2021. During the three months ended March 31, 2022, the Company provisioned $3.2 million of the allowance loan losses primarily due to the acquisition of Friendswood''s loan portfolio, which was partially offset by improvements in our assessment of the economic impact of the COVID-19 pandemic. Net loan recoveries totaled $149,000 for the three months ended March 31, 2022.
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

At March 31, 2022 and December 31, 2021, loans individually evaluated for credit losses were $14.3 million and $4.6 million, respectively. Total loans individually evaluated for credit losses at March 31, 2022 included $10.2 million of acquired loans, of which seven loans were acquired with deteriorated credit quality from the Friendswood loan portfolio. At December 31, 2021, loans individually evaluated for credit losses included $1.1 million of acquired loans, of which none were acquired with deteriorated credit quality.

The following tables provide a summary of loans individually evaluated for credit losses as of the dates indicated.

	March 31, 2022
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$—	$—	—%
Home equity loans and lines	—	—	—
Commercial real estate	13,806	2,324	16.83
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	487	440	90.35
Consumer	—	—	—
Total	$14,293	$2,764	19.34%

	December 31, 2021
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$—	$—	—%
Home equity loans and lines	—	—	—
Commercial real estate	3,873	247	6.38
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	744	425	57.12
Consumer	—	—	—
Total	$4,617	$672	14.55%

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
At March 31, 2022 and December 31, 2021, loans classified as substandard totaled $26.9 million and $17.5 million, respectively. There were no assets classified as doubtful at either date. For additional information, refer to Note 6 to the Consolidated Financial Statements. The $9.3 million, or 53.5%, increase in substandard loans at March 31, 2022 compared to December 31, 2021 was due primarily to substandard loans acquired from Friendswood, which amounted to $10.2 million at March 31, 2022.

The following tables provide a summary of loans classified as special mention and substandard as of the dates indicated.

(dollars in thousands)	March 31, 2022	December 31, 2021	Increase/(Decrease)
Special Mention Loans
One- to four-family first mortgage	$366	$369	$(3)	(0.8)%
Home equity loans and lines	—	—	—	—
Commercial real estate	826	2,207	(1,381)	(62.6)
Construction and land	563	575	(12)	(2.1)
Multi-family residential	—	—	—	—
Commercial and industrial	—	267	(267)	(100.0)
Consumer	—	2	(2)	(100.0)
Total special mention loans	$1,755	$3,420	$(1,665)	(48.7)%

(dollars in thousands)	March 31, 2022	December 31, 2021	Increase/(Decrease)
Substandard Loans
One- to four-family first mortgage	$3,119	$3,828	$(709)	(18.5)%
Home equity loans and lines	58	37	21	56.8
Commercial real estate	19,724	9,837	9,887	100.5
Construction and land	259	247	12	4.9
Multi-family residential	—	—	—	—
Commercial and industrial	3,587	3,395	192	5.7
Consumer	181	202	(21)	(10.4)
Total substandard loans	$26,928	$17,546	$9,382	53.5%

Special mention loans decreased $1.7 million from December 31, 2021 to March 31, 2022 primarily due to upgrades of special mention loans to a pass rating and pay-offs.

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

	March 31, 2022			December 31, 2021
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans(2):
Real estate loans:
One- to four-family first mortgage	$922	$2,211	$3,133	$1,468	$2,107	$3,575
Home equity loans and lines	—	59	59	—	38	38
Commercial real estate	3,998	12,967	16,965	5,316	3,115	8,431
Construction and land	151	110	261	—	258	258
Multi-family residential	—	—	—	—	—	—
Other loans:
Commercial and industrial	296	217	513	291	472	763
Consumer	148	34	182	158	46	204
Total nonaccrual loans	5,515	15,598	21,113	7,233	6,036	13,269
Accruing loans 90 days or more past due	—	—	—	6	—	6
Total nonperforming loans	5,515	15,598	21,113	7,239	6,036	13,275
Foreclosed assets and ORE	536	729	1,265	1,109	80	1,189
Total nonperforming assets	6,051	16,327	22,378	8,348	6,116	14,464
Performing troubled debt restructurings	3,797	1,100	4,897	3,867	1,096	4,963
Total nonperforming assets and troubled debt restructurings	$9,848	$17,427	$27,275	$12,215	$7,212	$19,427

Nonperforming loans to total loans			0.98%			0.72%
Nonperforming loans to total assets			0.63%			0.45%
Nonperforming assets to total assets			0.67%			0.49%
(1)Nonaccrual acquired loans include PCD loans of $10,228,000 at March 31, 2022. There were no nonaccrual acquired PCD loans at December 31, 2021.
(2)Nonaccrual loans include originated restructured loans placed on nonaccrual totaling $3.6 million and $3.7 million at March 31, 2022 and December 31, 2021, respectively. Acquired restructured loans placed on nonaccrual totaled $3.0 million and $3.5 million at March 31, 2022 and December 31, 2021, respectively.
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

Investment Securities

The Company’s investment securities portfolio totaled $417.4 million as of March 31, 2022, an increase of $87.6 million, or 26.6%, from December 31, 2021. At March 31, 2022, the Company had a net unrealized loss on its available for sale investment securities portfolio of $20.5 million, compared to a net unrealized loss of $653,000 at December 31, 2021.

The following table summarizes activity in the Company’s investment securities portfolio during the three months ended March 31, 2022.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2021	$327,632	$2,102
Purchases	87,259	—
Acquired from Texan Bank, at fair value	33,411	—
Sales	—	—
Principal maturities, prepayments and calls	(12,796)	—
Amortization of premiums and accretion of discounts	(393)	(8)
Decrease in market value	(19,853)	—
Balance, March 31, 2022	$415,260	$2,094

Funding Sources

Deposits
Deposits totaled $2.9 billion at March 31, 2022, an increase of $405.3 million, or 16.0%, compared to December 31, 2021. The increase was primarily from the addition of Texan Bank's deposits, which amounted to $368.0 million on March 26, 2022 (the date of acquisition). In January 2022, we sold the Bank's former branch office in Vicksburg, Mississippi, and transferred $14.7 million in deposits. The following table summarizes the changes in the Company’s deposits from December 31, 2021 to March 31, 2022.

(dollars in thousands)	March 31, 2022	December 31, 2021	Increase/(Decrease)
Demand deposit	$913,137	$766,385	$146,752	19.1%
Savings	315,356	285,728	29,628	10.4
Money market	484,847	371,478	113,369	30.5
NOW	806,501	792,919	13,582	1.7
Certificates of deposit	421,338	319,339	101,999	31.9
Total deposits	$2,941,179	$2,535,849	$405,330	16.0%

The average rate paid on interest-bearing deposits was 0.20% for the first quarter of 2022, down 22 bps compared to the first quarter of 2021.
At March 31, 2022, certificates of deposit maturing within the next 12 months totaled $321.7 million.

Federal Home Loan Bank Advances
The average balance of total FHLB advances was $25.8 million for the first quarter of 2022, down $2.6 million compared to the first quarter of 2021. Average total FHLB advances decreased over the comparable periods primarily due to paydowns during the three months ended March 31, 2022.

At March 31, 2022 and December 31, 2021, the Company had $25.7 million and $26.0 million in total outstanding FHLB advances, respectively, and $840.9 million and $810.4 million in additional FHLB advances available, respectively.

Shareholders’ Equity
Total shareholders’ equity decreased $14.4 million, or 4.1%, from $351.9 million at December 31, 2021 to $337.5 million at March 31, 2022. Shareholders' equity decreased primarily due to an other comprehensive loss of $14.2 million, share repurchases of $3.4 million and cash dividends of $2.0 million, which were partially offset by net income of $4.4 million during the three months ended March 31, 2022.
At March 31, 2022, the Bank had regulatory capital amounts that were well in excess of regulatory requirements. The following table presents actual and required capital ratios for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2022 based on the required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$249,791	11.03%	$158,494	7.00%	$147,173	6.50%
Tier 1 risk-based capital	249,791	11.03	192,457	8.50	181,136	8.00
Total risk-based capital	278,100	12.28	237,741	10.50	226,420	10.00
Tier 1 leverage capital	249,791	8.67	115,294	4.00	144,118	5.00

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

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At March 31, 2022, certificates of deposit maturing within the next 12 months totaled $321.7 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of securities available for sale, the Company has significant borrowing capacity available to fund liquidity needs. In recent years, the Company has utilized borrowings as a cost efficient addition to deposits as a source of funds. Borrowings consist of advances from the FHLB of Dallas, of which the Company is a member. Under terms of the collateral agreement with the FHLB, the Company pledges residential mortgage loans and investment securities as well as the Company’s stock in the FHLB as collateral for such advances. For the three months ended March 31, 2022, the average balance of outstanding FHLB advances was $25.8 million. At March 31, 2022, the Company had $25.7 million in total outstanding FHLB advances and had $840.9 million in additional FHLB advances available.

Asset/Liability Management
The objective of asset/liability management is to implement strategies for the funding and deployment of the Company’s financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk. Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of March 31, 2022.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	15.8%
+200	10.5%
+100	5.1%
-100	(5.2)%
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
During the second quarter of 2020, the Company entered into certain interest rate swap agreements as part of its interest rate risk management strategy. The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements. During 2022 and 2021, such derivatives were used to hedge the variable cost associated with existing variable rate liabilities. Refer to Note 7 of the Consolidated Financial Statements for more information on the effects of the derivative financial instruments on the consolidated financial statements.
To meet the financing needs of its customers, the Company issues financial instruments which represent conditional obligations that are not recognized, wholly or in part, in the statements of financial condition. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments expose the Company to varying degrees of credit and interest rate risk in much the same way as funded loans. The same credit policies are used in these commitments as for on-balance sheet instruments. At March 31, 2022 and December 31, 2021, the Company's allowance for credit losses on unfunded commitments totaled $2.1 million and $1.8 million, respectively.
The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of the periods indicated.

	Contract Amount
(dollars in thousands)	March 31, 2022	December 31, 2021
Standby letters of credit	$5,902	$5,075
Available portion of lines of credit	313,878	320,611
Undisbursed portion of loans in process	153,579	142,048
Commitments to originate loans	132,468	153,487

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
RESULTS OF OPERATIONS
Net income for the first quarter of 2022 was $4.4 million, down $7.5 million compared to the first quarter of 2021. Diluted EPS for the first quarter of 2022 was $0.53, down $0.88 compared to the first quarter of 2021.

The net income for the three months ended March 31, 2022 and 2021 was significantly impacted by the acquisition of Friendswood's loan portfolio, the change in our estimate of the allowance for loan losses over the comparable periods and the recognition of PPP lender fees. During the the three months ended March 31, 2022, the Company provisioned $3.2 million to the allowance for loan losses primarily due to the acquisition of Friendswood, which was partially offset by improvements in our assessment of the economic impact of the COVID-19 pandemic. During three months ended March 31, 2021, the Company reversed $1.7 million from the allowance for loan losses. The Company recognized $721,000 of deferred PPP lender fees during the three months ended March 31, 2022, compared to $3.3 million during the comparable periods in 2021.

Net Interest Income
Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 3.30% and 3.98% for the quarters ended March 31, 2022 and 2021, respectively.

Net interest income totaled $23.5 million for the first quarter of 2022, down $1.6 million, or 6.3%, compared to the first quarter of 2021.

Loan income from deferred PPP lender fees totaled $721,000 for the first quarter of 2022, down $2.5 million, or 78.0%, compared to the first quarter of 2021. Unrecognized PPP lender fees totaled $580,000 at March 31, 2022.

The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 3.39% and 4.14% for the quarters ended March 31, 2022 and 2021, respectively. For the same periods, the average loan yield was 4.88% and 5.21%, respectively. PPP loans increased the net interest margin by 8 bps and increased the average loan yield by 9 bps during the first quarter of 2022. During the first quarter of 2021, PPP loans increased the net interest margin by 26 bps and the average loan yield by 18 bps. Excluding the impact of PPP loans, the net interest margin and the average loan yield decreased by 57 and 24 bps, respectively, over the comparable quarters.

Average PPP loans were $31.3 million and $238.8 million for the first quarters of 2022 and 2021, respectively.

Acquired loan discount accretion included in interest income totaled $457,000 and $736,000 for the quarters ended March 31, 2022 and 2021, respectively.

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

	Three Months Ended March 31,
	2022			2021
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$1,862,616	$22,667	4.88%	$1,987,264	$25,817	5.21%
Investment securities

	Three Months Ended March 31,
	2022			2021
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Taxable	341,792	1,542	1.80	240,740	918	1.52
Tax-exempt (TE)	17,944	76	2.13	20,552	94	2.32
Total investment securities	359,736	1,618	1.82	261,292	1,012	1.59
Other interest-earning assets	561,262	277	0.20	183,771	99	0.22
Total interest-earning assets (TE)	2,783,614	$24,562	3.54	2,432,327	$26,928	4.44
Noninterest-earning assets	193,945			188,337
Total assets	$2,977,559			$2,620,664
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,461,966	$530	0.15%	$1,240,933	$881	0.29%
Certificates of deposit	317,866	363	0.46	352,501	775	0.89
Total interest-bearing deposits	1,779,832	893	0.20	1,593,434	1,656	0.42
Other borrowings	5,539	53	3.89	5,706	53	3.78
Short-term FHLB advances	—	—	—	—	—	—
Long term FHLB advances	25,795	109	1.70	28,424	124	1.74
Total interest-bearing liabilities	1,811,166	$1,055	0.24	1,627,564	$1,833	0.46
Noninterest-bearing liabilities	815,056			666,271
Total liabilities	2,626,222			2,293,835
Shareholders’ equity	351,337			326,829
Total liabilities and shareholders' equity	$2,977,559			$2,620,664
Net interest-earning assets	$972,448			$804,763
Net interest spread (TE)		$23,507	3.30%		$25,095	3.98%
Net interest margin (TE)			3.39%			4.14%
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

	Three Months Ended March 31,
	2022 Compared to 2021
	Change Attributable To
(dollars in thousands)	Rate	Volume	Increase/ (Decrease)
Interest income:
Loans receivable	$(1,056)	$(2,094)	$(3,150)
Investment securities	197	409	606
Other interest-earning assets	(16)	194	178
Total interest income	(875)	(1,491)	(2,366)
Interest expense:
Savings, checking and money market accounts	(481)	130	(351)
Certificates of deposit	(354)	(58)	(412)
Other borrowings	1	(1)	—
FHLB advances	(3)	(12)	(15)
Total interest expense	(837)	59	(778)
Increase (decrease) in net interest income	$(38)	$(1,550)	$(1,588)

Noninterest Income
Noninterest income for the first quarter of 2022 totaled $3.4 million, down $670,000, or 16.5%, from $4.1 million earned for the same period in 2021.

Gains on the sale of loans for the first quarter of 2022 were down $869,000, or 74.4%, from the comparable period in 2021. The origination of mortgage loans held for sale slowed in the first quarter of 2022.

Income from bank card fees for the three months ended March 31, 2022 was up $148,000, or 11.3%, from the comparable period in 2021 primarily due to increased transaction activity by our cardholders.

Net gain on the sale of assets totaled $5,000 for the first quarter of 2022 primarily due to sale of assets which was offset with a loss the sale of the bank's former branch office in Vicksburg, Mississippi in January 2022. We transferred $2.8 million in loans and $14.7 million in deposit liabilities from that office resulting in a net loss of $9,000 on the transaction.

Noninterest Expense
Noninterest expense for the first quarter of 2022 totaled $18.2 million, up $2,274,000, or 14.2%, from the first quarter of 2021.

Compensation and benefits expense for the three months ended March 31, 2022 was up $495,000, or 5.1%, from the comparable period in 2021 primarily due to an increase in annual salary expense, incentive bonuses and health insurance costs.

Noninterest expense for the first quarter of 2022 includes $328,000 of merger expenses related to the acquisition of Friendswood.

The Company recorded a provision for credit losses on unfunded lending commitments for the first quarter of 2022. Provisions totaling $302,000 for credit losses on unfunded commitments during the three months ended March 31, 2022 were due to the acquisition of Texan Bank's loan portfolio compared to no provision for the comparable period in 2021.

Other noninterest expense for the three months ended March 31, 2022 was up $301,000, or 33.7%, from the comparable period in 2021 primarily due to charge offs related to fraud on deposit accounts.

Marketing and advertising expense for the three months ended March 31, 2022 was up $236,000, or 138.0%, from the comparable period in 2021 primarily due to an increase in sponsorships and general advertising activities.

Data processing and communication expense for the three months ended March 31, 2022 was up $209,000, or 10.5%, from the comparable period in 2021 primarily due to a general increase in the cost of software and data processing

Income Taxes
Income tax expense for the three months ended March 31, 2022 totaled $1.0 million, compared to $3.0 million for the three months ended March 31, 2021, respectively. The decrease in income tax expense over the comparable periods were primarily due to decreases in taxable earnings.

The Company's effective tax rates for the first quarters of 2022 and 2021 were 19.1% and 19.9%, respectively. The effective tax rate decreased over the comparable three-month periods primarily due to an increase in non-taxable earnings from bank-owned life insurance during 2022.
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

We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. Our accounting policies are discussed in detail in Note 1 - Basis of Presentation in the accompanying notes to the consolidated financial statements included elsewhere in this report and in our 2021 Annual Report on Form 10-K. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, management believes the policy noted below meets the SEC’s definition of a critical accounting policy.
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

Reconciliation of Non-GAAP Measures
The following table provides a reconciliation of Non-GAAP financial measures used herein to GAAP reporting. For further information, see "Non-GAAP Financial Measures" on page 35.
Financial Condition

(dollars in thousands)	March 31, 2022	December 31, 2021
Total loans	$2,157,969	$1,840,093
Less: PPP loans	22,759	43,637
Total loans excluding PPP loans	$2,135,210	$1,796,456

Allowance for loan losses to total loans	1.24%	1.15%
Less: PPP loans	0.01	0.02
Non-GAAP allowance for loan losses to total loans	1.25%	1.17%

Results of Operations

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Reported loan income	$22,667	$25,817
Less: PPP loan income	800	3,893
Loan income excluding PPP loan income	$21,867	$21,924

Provision (reversal) for loan losses	$3,215	$(1,703)
Less: CECL impact for acquisition	3,802	—
Provision reversal for organic loans	$(587)	$(1,703)

Average total loans	$1,862,616	$1,987,264
Less: average PPP loans	31,326	238,813
Average total loans excluding PPP loans	$1,831,290	$1,748,451

Loan yield	4.88%	5.21%
Impact of PPP loans	(0.09)	(0.18)
Loan yield excluding PPP loans	4.79%	5.03%

Net interest margin	3.39%	4.14%
Impact of PPP loans	(0.08)	(0.26)
Net interest margin excluding PPP loans	3.31%	3.88%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at March 31, 2022 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Not applicable.

Item 1A.	Risk Factors.
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission.
.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds.
The Company’s purchases of its common stock made during the quarter ended March 31, 2022 consisted of stock repurchases under the Company’s approved plans and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
January 1 – January 31, 2022	—	$—	—	484,068
February 1 – February 28, 2022	39,216	40.27	39,216	444,852
March 1 – March 31, 2022	45,299	40.01	45,299	399,553
Total	84,515	$40.13	84,515	399,553
(1)On October 26, 2021, the Company announced the approval of a new repurchase program (the “2021 Repurchase Plan”). Under the 2021 Repurchase Plan, the Company may purchase up to an additional 430,000 shares, or approximately 5% of the Company’s outstanding common stock. Share repurchases under the 2021 Repurchase Plan may commence upon the completion of the Company’s 2020 Repurchase Plan.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits and Financial Statement Schedules.

No.	Description	Location

31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith

32.0	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP, INC.

May 2, 2022	By:	/s/ John W. Bordelon
John W. Bordelon
Chairman of the Board, President and Chief Executive Officer

May 2, 2022	By:	/s/ David T. Kirkley
David T. Kirkley
Senior Executive Vice President and Chief Financial Officer

May 2, 2022	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank, N. A. Senior Vice President and Director of Financial Management