Form 10-Q
period 2022-06-30
HOME BANCORP, INC.
filed 2022-08-05
CIK 1436425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At August 3, 2022, the registrant had 8,308,653 shares of common stock, $0.01 par value, outstanding.

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

ACL	–	Allowance for credit losses
ALL	–	Allowance for loan losses
AOCI	–	Accumulated other comprehensive income
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
Bank	–	Home Bank, N. A., a wholly-owned subsidiary of the Company
BOLI	–	Bank-owned life insurance
bps	–	basis points, 100 basis points being equal to 1.0%
C&D	–	Construction and land
C&I	–	Commercial and industrial
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act
CECL	–	Current expected credit losses
Company	–	Home Bancorp, Inc., a Louisiana corporation and the holding company for Home Bank, N. A.
COVID-19	–	The novel coronavirus
CRE	–	Commercial real estate
EPS	–	Earnings per common share
FASB	–	Financial Accounting Standards Board
FHLB	–	Federal Home Loan Bank
GAAP	–	Generally Accepted Accounting Principles
LTV	–	Loan-to-value
NPA(s)	–	Nonperforming asset(s)
OCI	–	Other comprehensive income
ORE	–	Other real estate
PCD	–	Purchased credit deteriorated
PCI	–	Purchased credit impaired
PPP	–	Paycheck Protection Program
SBA	–	Small Business Association
SEC	–	Securities and Exchange Commission
TDR	–	Troubled debt restructuring
TE	–	Taxable equivalent
U.S.	–	United States

ii

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)	(Audited)
(dollars in thousands)	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$444,151	$601,443
Interest-bearing deposits in banks	349	349
Investment securities available for sale, at fair value	480,007	327,632
Investment securities held to maturity (fair values of $2,088 and $2,132, respectively)	2,086	2,102
Mortgage loans held for sale	1,444	1,104
Loans, net of unearned income	2,224,655	1,840,093
Allowance for loan losses	(26,020)	(21,089)
Total loans, net of unearned income and allowance for loan losses	2,198,635	1,819,004
Office properties and equipment, net	43,979	43,542
Cash surrender value of bank-owned life insurance	40,788	40,361
Goodwill and core deposit intangibles	88,309	61,949
Accrued interest receivable and other assets	62,468	40,758
Total Assets	$3,362,216	$2,938,244
Liabilities
Deposits:
Noninterest-bearing	$938,531	$766,385
Interest-bearing	1,981,845	1,769,464
Total Deposits	2,920,376	2,535,849
Other borrowings	5,539	5,539
Subordinated debt, net of issuance cost	53,926	—
Long-term Federal Home Loan Bank advances	25,307	26,046
Accrued interest payable and other liabilities	27,944	18,907
Total Liabilities	3,033,092	2,586,341
Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,344,095 and 8,526,907 shares issued and outstanding, respectively	84	85
Additional paid-in capital	164,177	164,982
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(2,231)	(2,410)
Recognition and Retention Plan (RRP)	(9)	(13)
Retained earnings	191,114	188,515
Accumulated other comprehensive (loss) income	(24,011)	744
Total Shareholders’ Equity	329,124	351,903
Total Liabilities and Shareholders’ Equity	$3,362,216	$2,938,244
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Interest Income
Loans, including fees	$27,304	$24,500	$49,975	$50,317
Investment securities:
Taxable interest	2,222	1,043	3,764	1,961
Tax-exempt interest	116	87	192	181
Other investments and deposits	863	133	1,140	232
Total interest income	30,505	25,763	55,071	52,691
Interest Expense
Deposits	1,103	1,480	1,996	3,136
Other borrowings	54	53	107	106
Long-term Federal Home Loan Bank advances	107	120	216	244
Total interest expense	1,264	1,653	2,319	3,486
Net interest income	29,241	24,110	52,752	49,205
Provision (reversal) for loan losses	591	(3,425)	3,806	(5,128)
Net interest income after provision (reversal) for loan losses	28,650	27,535	48,946	54,333
Noninterest Income
Service fees and charges	1,257	1,146	2,422	2,218
Bank card fees	1,636	1,591	3,090	2,897
Gain on sale of loans, net	264	559	563	1,727
Income from bank-owned life insurance	213	221	427	446
Loss on sale of assets, net	(6)	(457)	(1)	(457)
Other income	322	234	571	523
Total noninterest income	3,686	3,294	7,072	7,354
Noninterest Expense
Compensation and benefits	12,583	9,687	22,742	19,351
Occupancy	2,354	1,733	4,157	3,429
Marketing and advertising	648	268	1,055	439
Data processing and communication	2,533	2,159	4,728	4,145
Professional services	475	217	1,017	451
Forms, printing and supplies	253	163	399	322
Franchise and shares tax	391	359	782	719
Regulatory fees	698	306	1,144	685
Foreclosed assets and ORE, net	(10)	101	392	224
Amortization of acquisition intangible	454	293	706	593
Provision for credit losses on unfunded commitments	—	375	302	375
Other expenses	1,386	907	2,581	1,801
Total noninterest expense	21,765	16,568	40,005	32,534
Income before income tax expense	10,571	14,261	16,013	29,153
Income tax expense	2,110	2,865	3,151	5,829
Net Income	$8,461	$11,396	$12,862	$23,324
Earnings per share:
Basic	$1.04	$1.35	$1.57	$2.76
Diluted	$1.03	$1.34	$1.56	$2.75
Cash dividends declared per common share	$0.23	$0.23	$0.46	$0.45
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Net Income	$8,461	$11,396	$12,862	$23,324
Other Comprehensive (Loss) Income
Unrealized (losses) gains on available for sale investment securities	(13,978)	1,453	(33,831)	(3,304)
Unrealized gains (losses) on cash flow hedges	629	(398)	2,496	919
Tax effect	2,803	(222)	6,580	500
Other comprehensive (loss) income, net of taxes	(10,546)	833	(24,755)	(1,885)
Comprehensive (Loss) Income	$(2,085)	$12,229	$(11,893)	$21,439
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, March 31, 2021	$87	$165,155	$(2,678)	$(17)	$163,507	$2,556	$328,610
Net income					11,396		11,396
Other comprehensive income						833	833
Purchase of Company’s common stock at cost, 42,258 shares	—	(422)			(1,207)		(1,629)
Cash dividends declared, $0.23 per share					(2,003)		(2,003)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 10,720 shares	—	52			(49)		3
Exercise of stock options	—	10					10
RRP shares released for allocation		(2)		2			—
ESOP shares released for allocation		315	89				404
Share-based compensation cost		188					188
Balance, June 30, 2021	$87	$165,296	$(2,589)	$(15)	$171,644	$3,389	$337,812
Balance, March 31, 2022	$85	$164,830	$(2,321)	$(11)	$188,386	$(13,465)	$337,504
Net income					8,461		8,461
Other comprehensive loss						(10,546)	(10,546)
Purchase of Company’s common stock at cost, 125,499 shares	(1)	(1,254)			(3,776)		(5,031)
Cash dividends declared, $0.23 per share					(1,919)		(1,919)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 10,580 shares	—	47			(38)		9
Exercise of stock options	—	101					101
RRP shares released for allocation		(2)		2			—
ESOP shares released for allocation		287	90				377
Share-based compensation cost		168					168
Balance, June 30, 2022	$84	$164,177	$(2,231)	$(9)	$191,114	$(24,011)	$329,124
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - CONTINUED
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2020	$87	$164,988	$(2,767)	$(22)	$154,282	$5,274	$321,842
Cumulative effect of change in accounting principle due the adoption of ASC Topic 326, net of tax					—		—
Net income					23,324		23,324
Other comprehensive loss						(1,885)	(1,885)
Purchase of Company’s common stock at cost, 83,735 shares	—	(837)			(1,977)		(2,814)
Cash dividends declared, $0.45 per share					(3,918)		(3,918)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 18,724 shares	—	158			(67)		91
Exercise of stock options	—	54					54
RRP shares released for allocation		(7)		7			—
ESOP shares released for allocation		580	178				758
Share-based compensation cost		360					360
Balance, June 30, 2021	$87	$165,296	$(2,589)	$(15)	$171,644	$3,389	$337,812
Balance, December 31, 2021	$85	$164,982	$(2,410)	$(13)	$188,515	$744	$351,903
Net income					12,862		12,862
Other comprehensive loss						(24,755)	(24,755)
Purchase of Company’s common stock at cost, 210,014 shares	(1)	(2,098)			(6,323)		(8,422)
Cash dividends declared, $0.46 per share					(3,880)		(3,880)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 19,577 shares		207			(60)		147
Exercise of stock options	—	129					129
RRP shares released for allocation		(4)		4			—
ESOP shares released for allocation		624	179				803
Share-based compensation cost		337					337
Balance, June 30, 2022	$84	$164,177	$(2,231)	$(9)	$191,114	$(24,011)	$329,124

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$12,862	$23,324
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (reversal) for loan losses	3,806	(5,128)
Depreciation	1,636	1,532
Amortization and accretion of purchase accounting valuations and intangibles	1,868	1,914
Federal Home Loan Bank stock dividends	(8)	(8)
Net amortization of discount on investments	675	1,099
Gain on loans sold, net	(563)	(1,727)
Proceeds, including principal payments, from loans held for sale	57,234	130,051
Originations of loans held for sale	(57,011)	(122,517)
Loss on sale of assets, net	1	457
Non-cash compensation	1,140	1,118
Deferred income tax (benefit) expense	(254)	1,307
Increase in accrued interest receivable and other assets	(7,696)	(1,468)
Increase in cash surrender value of bank-owned life insurance	(427)	(446)
Increase in accrued interest payable and other liabilities	6,413	2,243
Net cash provided by operating activities	19,676	31,751
Cash flows from investing activities:
Purchases of securities available for sale	(185,350)	(80,483)
Proceeds from maturities, prepayments and calls on securities available for sale	31,896	45,663
Proceeds from maturities, prepayments and calls on securities held to maturity	—	800
(Increase) decrease in loans, net	(71,129)	57,085
Proceeds from sale of foreclosed assets	2,545	2,138
Purchases of office properties and equipment	(1,277)	(1,127)
Net cash disbursed in sale of banking center	(11,182)	—
Net cash disbursed in business combination	(16,123)	—
Proceeds from sale of office properties and equipment	35	400
Net cash (used in) provided by investing activities	(250,585)	24,476
Cash flows from financing activities:
Increase in deposits, net	31,393	156,942
Repayments of Federal Home Loan Bank advances	(750)	(1,331)
Proceeds from issuance of subordinated debt	55,000	—
Proceeds from exercise of stock options	129	54
Issuance of stock under incentive plans, net	147	91
Dividends paid to shareholders	(3,880)	(3,918)
Purchase of Company’s common stock	(8,422)	(2,814)
Net cash provided by financing activities	73,617	149,024
Net change in cash and cash equivalents	(157,292)	205,251
Cash and cash equivalents, beginning	601,443	187,952
Cash and cash equivalents, ending	$444,151	$393,203
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. Certain reclassifications have been made to prior period balances to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021.

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
2. Recent Accounting Pronouncements
Issued but Not Yet Adopted Accounting Standards
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
ASU 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions" was issued to improve fair value guidance for equity securities subject to contractual sale restrictions. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions. These amendments are effective for fiscal years beginning after December 15, 2023, and is not expected to have a significant impact on our financial statement disclosures.

3. Acquisition Activity
On March 26, 2022, the Company completed the acquisition of Friendswood Capital Corporation (“Friendswood”), the former holding company of Texan Bank, N. A. (“Texan Bank”) of Houston, Texas. Shareholders of Friendswood received $15.34 per share in cash, yielding an aggregate purchase price of $64,864,000.

The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. In accordance with ASC 805, the Company recorded goodwill totaling $22,469,000 from the acquisition as a result of consideration transferred over net assets acquired. Both the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values. Identifiable intangible assets, including core deposit intangible assets, were recorded at fair value.

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

(dollars in thousands)	As Acquired	Fair Value Adjustments		As recorded by Home Bancorp
Assets
Cash and cash equivalents	$48,741	$—		$48,741
Investment securities	33,679	(268)	(a)	33,411
Loans	320,050	(2,558)	(b)	317,492
Repossessed assets	950	(301)	(c)	649
Office properties and equipment, net	1,663	(116)	(d)	1,547
Core deposit intangible	—	4,597	(e)	4,597
Other assets	9,687	(1,681)	(f)	8,006
Total assets acquired	$414,770	$(327)		$414,443
Liabilities
Noninterest-bearing deposits	$97,668	—		$97,668
Interest-bearing deposits	269,301	1,022	(g)	270,323
Other liabilities	3,873	184	(h)	4,057
Total liabilities assumed	$370,842	$1,206		$372,048
Excess of assets acquired over liabilities assumed				42,395
Cash consideration paid				(64,864)
Total goodwill recorded				$22,469

(a) The adjustment represents the market value adjustments on Friendswood's investment securities based on their interest rate risk and credit risk.
(b) The adjustment to reflect the fair value of loans includes:
•Adjustment of $3.0 million to reflect the removal of Friendswood's allowance for loan losses, net of the allowance for credit losses on PCD loans at the acquisition date, in accordance with ASC 805.
•Net discount of $5.5 million for all remaining loans determined not to be within the scope of ASC 310-30 which totaled $309.8 million. In determining the fair value of the loans which were not within the scope of ASC 310-30, the acquired loan portfolio was evaluated based on risk characteristics and other credit and market criteria to determine credit quality and interest adjustments to the fair value of the loans acquired. The acquired loan balance was reduced by the net amount of the credit quality and interest adjustments in determining the fair value of the loans.
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

The Company acquired loans at the acquisition date of Friendswood with more than significant deterioration of credit quality since origination (purchased credit deteriorated loans or "PCD" loans). The carrying amount of these loans at acquisition was as follows:

(in thousands)	Acquisition Date of March 26, 2021
Purchase price of PCD loans at acquisition	$10,228
Allowance for credit losses on PCD loans at acquisition	1,415
Par value of PCD acquired loans at acquisition	$11,643

The following pro forma information for the six months ended June 30, 2022 and 2021 reflects the Company’s estimated consolidated results of operations as if the acquisition of Friendswood occurred at January 1, 2021, unadjusted for potential cost savings. Merger-related costs for the six months ended June 30, 2022 and 2021 were approximately $1,911,000 and $299,000, respectively, and have been excluded from the pro-forma information presented below.

(dollars in thousands except per share information)	2022	2021
Net interest income	$60,534	$59,197
Noninterest income	7,976	8,765
Noninterest expense	43,433	40,054
Net income	16,804	26,098
Earnings per share - basic	$2.07	$3.09
Earnings per share - diluted	2.05	3.07

The selected pro forma financial information presented above is for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period.

4. Investment Securities
The following tables summarize the Company’s available for sale and held to maturity investment securities at June 30, 2022 and December 31, 2021.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
Available for sale:
U.S. agency mortgage-backed	$342,514	$31	$24,867	$317,678
Collateralized mortgage obligations	87,239	171	1,779	85,631
Municipal bonds	65,753	88	7,494	58,347
U.S. government agency	12,006	2	381	11,627
Corporate bonds	6,979	—	255	6,724
Total available for sale	$514,491	$292	$34,776	$480,007
Held to maturity:
Municipal bonds	$2,086	$2	$—	$2,088
Total held to maturity	$2,086	$2	$—	$2,088

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Available for sale:
U.S. agency mortgage-backed	$234,720	$1,793	$2,740	$233,773
Collateralized mortgage obligations	31,356	557	1	31,912
Municipal bonds	51,094	402	777	50,719
U.S. government agency	5,615	8	9	5,614
Corporate bonds	5,500	114	—	5,614
Total available for sale	$328,285	$2,874	$3,527	$327,632
Held to maturity:
Municipal bonds	$2,102	$30	$—	$2,132
Total held to maturity	$2,102	$30	$—	$2,132

The estimated fair value and amortized cost by contractual maturity of the Company’s investment securities as of June 30, 2022 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Available for sale:
U.S. agency mortgage-backed	$4,086	$32,295	$121,787	$159,510	$317,678
Collateralized mortgage obligations	—	34,574	25,888	25,169	85,631
Municipal bonds	—	5,937	21,909	30,501	58,347
U.S. government agency	—	1,139	10,123	365	11,627
Corporate bonds	—	—	6,724	—	6,724
Total available for sale	$4,086	$73,945	$186,431	$215,545	$480,007
Held to maturity:
Municipal bonds	$—	$2,088	$—	$—	$2,088
Total held to maturity	$—	$2,088	$—	$—	$2,088

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Available for sale:
U.S. agency mortgage-backed	$4,117	$33,362	$129,574	$175,461	$342,514
Collateralized mortgage obligations	—	35,123	26,509	25,607	87,239
Municipal bonds	—	5,934	23,644	36,175	65,753
U.S. government agency	—	1,137	10,503	366	12,006
Corporate bonds	—	—	6,979	—	6,979
Total available for sale	$4,117	$75,556	$197,209	$237,609	$514,491
Held to maturity:
Municipal bonds	$—	$2,086	$—	$—	$2,086
Total held to maturity	$—	$2,086	$—	$—	$2,086

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

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
June 30, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$269,432	$17,653	$45,417	$7,214	$314,849	$24,867
Collateralized mortgage obligations	64,809	1,776	978	3	65,787	1,779
Municipal bonds	34,638	4,582	12,907	2,912	47,545	7,494
U.S. government agency	9,738	375	750	6	10,488	381
Corporate bonds	6,724	255	—	—	6,724	255
Total available for sale	$385,341	$24,641	$60,052	$10,135	$445,393	$34,776
Held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Total held to maturity	$—	$—	$—	$—	$—	$—

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$158,908	$2,382	$11,575	$358	$170,483	$2,740
Collateralized mortgage obligations	254	1	988	—	1,242	1
Municipal bonds	29,047	719	1,228	58	30,275	777
U.S. government agency	—	—	1,001	9	1,001	9
Corporate bonds	3,499	—	—	—	3,499	—
Total available for sale	$191,708	$3,102	$14,792	$425	$206,500	$3,527
Held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Total held to maturity	$—	$—	$—	$—	$—	$—

At June 30, 2022, 273 of the Company’s debt securities had unrealized losses totaling 7.2% of the individual securities’ amortized cost basis and 6.7% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 28 of the 273 securities had been in a continuous loss position for over 12 months. Management has determined that the declines in the fair value of these securities were not attributable to credit losses. As a result, no ACL was recorded for available for sale investment securities at June 30, 2022.

At June 30, 2022, it was determined that no ACL was required for the Company's held-to-maturity investment securities. The Company monitors credit quality of debt securities held-to-maturity through the use of credit ratings. The following tables present the amortized cost of the Company's held-to-maturity securities by credit quality rating at June 30, 2022 and December 31, 2021.

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
June 30, 2022
Held to maturity:
Municipal bonds	$2,086	$—	$2,086

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
December 31, 2021
Held to maturity:
Municipal bonds	$2,102	$—	$2,102

Accrued interest receivable on the Company's investment securities was $1,527,000 and $942,000 at June 30, 2022 and December 31, 2021, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
At June 30, 2022 and December 31, 2021, the Company had $177,243,000 and $156,492,000, respectively, of securities pledged to secure public deposits.
5. Earnings Per Share
Earnings per common share was computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net income available to common shareholders	$8,461	$11,396	$12,862	$23,324
Denominator:
Weighted average common shares outstanding	8,129	8,449	8,199	8,443
Effect of dilutive securities:
Restricted stock	14	13	15	12
Stock options	43	37	46	33
Weighted average common shares outstanding – assuming dilution	8,186	8,499	8,260	8,488
Basic earnings per common share	$1.04	$1.35	$1.57	$2.76
Diluted earnings per common share	$1.03	$1.34	$1.56	$2.75

Options for 65,299 and 92,068 shares of common stock were not included in the computation of diluted EPS for the three months ended June 30, 2022 and 2021, respectively, because the effect of those shares was anti-dilutive. For the six months ended June 30, 2022 and 2021, options on 62,330 and 94,233, respectively, shares of common stock were not included in the computation of diluted EPS because the effect of these shares was anti-dilutive.

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

The Company’s loans, net of unearned income, consisted of the following as of the dates indicated.

(dollars in thousands)	June 30, 2022	December 31, 2021
Real estate loans:
One- to four-family first mortgage	$369,410	$350,843
Home equity loans and lines	59,799	60,312
Commercial real estate	1,053,696	801,624
Construction and land	317,351	259,652
Multi-family residential	101,136	90,518
Total real estate loans	1,901,392	1,562,949
Other loans:
Commercial and industrial	290,157	244,123
Consumer	33,106	33,021
Total other loans	323,263	277,144
Total loans	$2,224,655	$1,840,093

Loans increased during the first quarter of 2022 with the addition of Friendswood's loan portfolio, which amounted to $317.5 million on March 26, 2022 (the date of acquisition). The net investment in PPP loans, which is included in commercial and industrial loans, was $12,083,000 and $43,637,000 at June 30, 2022 and December 31, 2021, respectively.

The net discount on the Company’s acquired loans was $8,463,000 and $4,289,000 at June 30, 2022 and December 31, 2021, respectively. In addition, loan balances as of June 30, 2022 and December 31, 2021 are reported net of unearned income of $4,121,000 and $4,924,000, respectively. Unearned income at June 30, 2022 and December 31, 2021 included PPP deferred lender fees of $210,000 and $1,301,000, respectively.

Accrued interest receivable on the Company's loans was $6,832,000 and $6,496,000 at June 30, 2022 and December 31, 2021, respectively, and is excluded from the estimate of the ACL. Those amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

Allowance for Credit Losses
The ACL, which includes the ALL and the ACL on unfunded lending commitments, and recorded investment in loans as of the dates indicated are as follows.

	June 30, 2022
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$2,158	$—	$2,158
Home equity loans and lines	491	—	491
Commercial real estate	12,068	1,193	13,261
Construction and land	4,689	—	4,689
Multi-family residential	526	—	526
Commercial and industrial	3,654	591	4,245
Consumer	650	—	650
Total allowance for loan losses	$24,236	$1,784	$26,020

Unfunded lending commitments(1)	$2,117	$—	$2,117
Total allowance for credit losses	$26,353	$1,784	$28,137

	June 30, 2022
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$369,410	$—	$369,410
Home equity loans and lines	59,799	—	59,799
Commercial real estate	1,042,202	11,494	1,053,696
Construction and land	317,351	—	317,351
Multi-family residential	101,136	—	101,136
Commercial and industrial	289,539	618	290,157
Consumer	33,106	—	33,106
Total loans	$2,212,543	$12,112	$2,224,655

	December 31, 2021
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$1,944	$—	$1,944
Home equity loans and lines	508	—	508
Commercial real estate	10,207	247	10,454
Construction and land	3,572	—	3,572
Multi-family residential	457	—	457
Commercial and industrial	3,095	425	3,520
Consumer	634	—	634
Total allowance for loan losses	$20,417	$672	$21,089

Unfunded lending commitments(1)	$1,815	$—	$1,815
Total allowance for credit losses	$22,232	$672	$22,904

	December 31, 2021
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$350,843	$—	$350,843
Home equity loans and lines	60,312	—	60,312
Commercial real estate	797,751	3,873	801,624
Construction and land	259,652	—	259,652
Multi-family residential	90,518	—	90,518
Commercial and industrial	243,379	744	244,123
Consumer	33,021	—	33,021
Total loans	$1,835,476	$4,617	$1,840,093
(1)The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.
(2)Three and zero PCD loans were individually evaluated at June 30, 2022 and December 31, 2021, respectively.

A summary of activity in the ACL for the six months ended June 30, 2022 and June 30, 2021 follows.

	Six Months Ended June 30, 2022
(dollars in thousands)	Beginning Balance	Allowance for Acquired PCD Loans(1)	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$1,944	$—	$—	$4	$210	$2,158
Home equity loans and lines	508	—	—	4	(21)	491
Commercial real estate	10,454	1,220	(270)	—	1,857	13,261
Construction and land	3,572	—	—	—	1,117	4,689
Multi-family residential	457	—	—	—	69	526
Commercial and industrial	3,520	195	(373)	452	451	4,245
Consumer	634	—	(201)	94	123	650
Total allowance for loan losses	$21,089	$1,415	$(844)	$554	$3,806	$26,020

Unfunded lending commitments	$1,815	$—	$—	$—	$302	$2,117
Total allowance for credit losses	$22,904	$1,415	$(844)	$554	$4,108	$28,137

	Six Months Ended June 30, 2021
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$3,065	$(172)	$10	$(506)	$2,397
Home equity loans and lines	676	—	4	(98)	582
Commercial real estate	18,851	(1,003)	—	(2,411)	15,437
Construction and land	4,155	—	63	(633)	3,585
Multi-family residential	1,077	—	—	(332)	745
Commercial and industrial	4,276	(324)	282	(966)	3,268
Consumer	863	(60)	52	(182)	673
Total allowance for loan losses	$32,963	$(1,559)	$411	$(5,128)	$26,687

Unfunded lending commitments	$1,425	$—	$—	$375	$1,800
Total allowance for credit losses	$34,388	$(1,559)	$411	$(4,753)	$28,487
(1)On January 1, 2020 the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced a new model known as CECL.

Credit Quality
The following tables present the Company’s loan portfolio by credit quality classification and origination year as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	Term Loans by Origination Year
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$49,113	$83,479	$41,887	$39,583	$31,521	$109,459	$8,522	$1,784	$365,348
Special Mention	150	190	—	—	—	362	—	500	1,202
Substandard	—	30	78	314	100	2,338	—	—	2,860
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$49,263	$83,699	$41,965	$39,897	$31,621	$112,159	$8,522	$2,284	$369,410
Home equity loans and lines:
Pass	$893	$1,600	$824	$950	$496	$3,646	$50,436	$888	$59,733
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	44	—	22	66
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$893	$1,600	$824	$950	$496	$3,690	$50,436	$910	$59,799
Commercial real estate:
Pass	$155,363	$285,353	$215,441	$158,039	$74,791	$119,085	$29,595	$386	$1,038,053
Special Mention	454	—	—	—	—	356	—	—	810
Substandard	20	—	891	5,596	652	7,674	—	—	14,833
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$155,837	$285,353	$216,332	$163,635	$75,443	$127,115	$29,595	$386	$1,053,696
Construction and land:
Pass	$73,695	$166,155	$34,796	$30,026	$3,845	$4,032	$3,824	$—	$316,373
Special Mention	184	550	—	—	—	—	—	—	734
Substandard	—	—	151	—	—	93	—	—	244
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$73,879	$166,705	$34,947	$30,026	$3,845	$4,125	$3,824	$—	$317,351

	June 30, 2022
	Term Loans by Origination Year
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Multi-family residential:
Pass	$11,716	$34,107	$28,055	$13,439	$6,485	$4,294	$3,040	$—	$101,136
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$11,716	$34,107	$28,055	$13,439	$6,485	$4,294	$3,040	$—	$101,136
Commercial and industrial:
Pass	$51,985	$63,334	$20,469	$12,366	$12,769	$3,986	$120,907	$477	$286,293
Special Mention	402	—	—	—	—	—	—	—	402
Substandard	351	33	1,957	—	—	19	1,102	—	3,462
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$52,738	$63,367	$22,426	$12,366	$12,769	$4,005	$122,009	$477	$290,157
Consumer:
Pass	$4,254	$3,190	$2,097	$851	$200	$14,629	$7,319	$47	$32,587
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	307	—	—	—	212	—	—	519
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$4,254	$3,497	$2,097	$851	$200	$14,841	$7,319	$47	$33,106
Total loans:
Pass	$347,019	$637,218	$343,569	$255,254	$130,107	$259,131	$223,643	$3,582	$2,199,523
Special Mention	1,190	740	—	—	—	718	—	500	3,148
Substandard	371	370	3,077	5,910	752	10,380	1,102	22	21,984
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$348,580	$638,328	$346,646	$261,164	$130,859	$270,229	$224,745	$4,104	$2,224,655

	December 31, 2021
	Term Loans by Origination Year
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$77,865	$44,152	$45,542	$34,301	$35,048	$96,975	$12,412	$351	$346,646
Special Mention	—	—	—	—	—	369	—	—	369
Substandard	—	347	716	266	463	2,036	—	—	3,828
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$77,865	$44,499	$46,258	$34,567	$35,511	$99,380	$12,412	$351	$350,843
Home equity loans and lines:
Pass	$1,688	$873	$1,114	$919	$816	$3,567	$50,323	$975	$60,275
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	37	—	—	—	37
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,688	$873	$1,114	$919	$853	$3,567	$50,323	$975	$60,312
Commercial real estate:
Pass	$226,989	$193,637	$142,045	$68,949	$73,555	$59,396	$23,310	$1,699	$789,580
Special Mention	—	—	—	—	1,841	366	—	—	2,207
Substandard	437	821	381	1,741	306	5,991	—	160	9,837
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$227,426	$194,458	$142,426	$70,690	$75,702	$65,753	$23,310	$1,859	$801,624
Construction and land:
Pass	$148,054	$50,062	$48,432	$4,832	$2,867	$1,738	$2,845	$—	$258,830
Special Mention	575	—	—	—	—	—	—	—	575
Substandard	—	—	—	—	5	242	—	—	247
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$148,629	$50,062	$48,432	$4,832	$2,872	$1,980	$2,845	$—	$259,652

	December 31, 2021
	Term Loans by Origination Year
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Multi-family residential:
Pass	$31,236	$31,805	$14,467	$6,363	$2,588	$2,762	$1,297	$—	$90,518
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$31,236	$31,805	$14,467	$6,363	$2,588	$2,762	$1,297	$—	$90,518
Commercial and industrial:
Pass	$82,765	$32,465	$14,794	$8,737	$3,066	$1,690	$96,648	$296	$240,461
Special Mention	—	—	—	—	—	—	267	—	267
Substandard	—	2,013	—	417	5	18	942	—	3,395
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$82,765	$34,478	$14,794	$9,154	$3,071	$1,708	$97,857	$296	$244,123
Consumer:
Pass	$5,472	$2,627	$1,211	$411	$1,041	$15,530	$6,488	$37	$32,817
Special Mention	—	—	—	—	—	2	—	—	2
Substandard	16	—	—	—	7	179	—	—	202
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$5,488	$2,627	$1,211	$411	$1,048	$15,711	$6,488	$37	$33,021
Total loans:
Pass	$574,069	$355,621	$267,605	$124,512	$118,981	$181,658	$193,323	$3,358	$1,819,127
Special Mention	575	—	—	—	1,841	737	267	—	3,420
Substandard	453	3,181	1,097	2,424	823	8,466	942	160	17,546
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$575,097	$358,802	$268,702	$126,936	$121,645	$190,861	$194,532	$3,518	$1,840,093

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

Age analysis of past due loans as of the dates indicated are as follows.

	June 30, 2022
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$498	$75	$709	$1,282	$269,158	$270,440
Home equity loans and lines	—	—	—	—	50,438	50,438
Commercial real estate	8,127	3	456	8,586	727,746	736,332
Construction and land	—	—	151	151	277,324	277,475
Multi-family residential	80	—	—	80	92,496	92,576
Total real estate loans	8,705	78	1,316	10,099	1,417,162	1,427,261
Other loans:
Commercial and industrial	743	26	238	1,007	247,036	248,043
Consumer	104	102	105	311	28,629	28,940
Total other loans	847	128	343	1,318	275,665	276,983
Total originated loans	$9,552	$206	$1,659	$11,417	$1,692,827	$1,704,244
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,161	$244	$818	$2,223	$96,747	$98,970
Home equity loans and lines	87	—	22	109	9,252	9,361
Commercial real estate	1,365	146	1,517	3,028	314,336	317,364
Construction and land	—	—	90	90	39,786	39,876
Multi-family residential	92	—	—	92	8,468	8,560
Total real estate loans	2,705	390	2,447	5,542	468,589	474,131
Other loans:
Commercial and industrial	21	—	18	39	42,075	42,114
Consumer	21	—	4	25	4,141	4,166
Total other loans	42	—	22	64	46,216	46,280
Total acquired loans	$2,747	$390	$2,469	$5,606	$514,805	$520,411
Total loans:
Real estate loans:
One- to four-family first mortgage	$1,659	$319	$1,527	$3,505	$365,905	$369,410
Home equity loans and lines	87	—	22	109	59,690	59,799
Commercial real estate	9,492	149	1,973	11,614	1,042,082	1,053,696
Construction and land	—	—	241	241	317,110	317,351
Multi-family residential	172	—	—	172	100,964	101,136
Total real estate loans	11,410	468	3,763	15,641	1,885,751	1,901,392
Other loans:
Commercial and industrial	764	26	256	1,046	289,111	290,157
Consumer	125	102	109	336	32,770	33,106
Total other loans	889	128	365	1,382	321,881	323,263
Total loans	$12,299	$596	$4,128	$17,023	$2,207,632	$2,224,655

	December 31, 2021
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,267	$266	$1,151	$2,684	$254,880	$257,564
Home equity loans and lines	—	—	—	—	48,561	48,561
Commercial real estate	438	—	4,854	5,292	682,323	687,615
Construction and land	428	—	—	428	249,802	250,230
Multi-family residential	—	—	—	—	87,316	87,316
Total real estate loans	2,133	266	6,005	8,404	1,322,882	1,331,286
Other loans:
Commercial and industrial	51	31	271	353	232,569	232,922
Consumer	289	—	25	314	29,247	29,561
Total other loans	340	31	296	667	261,816	262,483
Total originated loans	$2,473	$297	$6,301	$9,071	$1,584,698	$1,593,769
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,233	$428	$1,322	$2,983	$90,296	$93,279
Home equity loans and lines	141	—	—	141	11,610	11,751
Commercial real estate	54	—	2,139	2,193	111,816	114,009
Construction and land	—	—	241	241	9,181	9,422
Multi-family residential	—	—	—	—	3,202	3,202
Total real estate loans	1,428	428	3,702	5,558	226,105	231,663
Other loans:
Commercial and industrial	81	—	430	511	10,690	11,201
Consumer	53	3	21	77	3,383	3,460
Total other loans	134	3	451	588	14,073	14,661
Total acquired loans	$1,562	$431	$4,153	$6,146	$240,178	$246,324
Total loans:
Real estate loans:
One- to four-family first mortgage	$2,500	$694	$2,473	$5,667	$345,176	$350,843
Home equity loans and lines	141	—	—	141	60,171	60,312
Commercial real estate	492	—	6,993	7,485	794,139	801,624
Construction and land	428	—	241	669	258,983	259,652
Multi-family residential	—	—	—	—	90,518	90,518
Total real estate loans	3,561	694	9,707	13,962	1,548,987	1,562,949
Other loans:
Commercial and industrial	132	31	701	864	243,259	244,123
Consumer	342	3	46	391	32,630	33,021
Total other loans	474	34	747	1,255	275,889	277,144
Total loans	$4,035	$728	$10,454	$15,217	$1,824,876	$1,840,093
There were $8,000 and $6,000 of loans greater than 90 days past due and accruing at June 30, 2022 and December 31, 2021, respectively.

The following tables summarize information pertaining to nonaccrual loans as of dates indicated.

	June 30, 2022
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total
Nonaccrual loans(1):
One- to four-family first mortgage	$2,872	$—	$2,872
Home equity loans and lines	68	—	68
Commercial real estate	10,393	3,671	14,064
Construction and land	246	—	246
Multi-family residential	—	—	—
Commercial and industrial	704	17	721
Consumer	526	—	526
Total	$14,809	$3,688	$18,497

	December 31, 2021
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total
Nonaccrual loans(1):
One- to four-family first mortgage	$3,575	$—	$3,575
Home equity loans and lines	38	—	38
Commercial real estate	8,315	116	8,431
Construction and land	258	—	258
Multi-family residential	—	—	—
Commercial and industrial	743	20	763
Consumer	204	—	204
Total	$13,133	$136	$13,269
(1)Nonaccrual acquired loans include PCD loans of $7,996,000 at June 30, 2022. There were no nonaccrual acquired PCD loans at December 31, 2021.
All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. All payments received while on nonaccrual status are applied against the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.

Collateral Dependent Loans
The Company held loans that were individually evaluated for credit losses at June 30, 2022 and December 31, 2021 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:
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
•Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.

The tables below summarize collateral dependent loans and the related ACL at June 30, 2022 and December 31, 2021.

	June 30, 2022
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$—	$—
Home equity loans and lines	—	—
Commercial real estate	11,494	1,193
Construction and land	—	—
Multi-family residential	—	—
Commercial and industrial	618	591
Consumer	—	—
Total	$12,112	$1,784

	December 31, 2021
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$—	$—
Home equity loans and lines	—	—
Commercial real estate	3,873	247
Construction and land	—	—
Multi-family residential	—	—
Commercial and industrial	744	425
Consumer	—	—
Total	$4,617	$672

Foreclosed Assets and ORE
Foreclosed assets and ORE include real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets and ORE totaled $277,000 and 1,189,000 at June 30, 2022 and December 31, 2021, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

The carrying amount of foreclosed residential real estate properties held at June 30, 2022 and December 31, 2021 totaled $89,000 and $136,000, respectively. Loans secured by single family residential real estate that were in the process of foreclosure at June 30, 2022 and December 31, 2021 totaled $342,000 and $505,000, respectively.

Foreclosed assets and ORE included certain bank buildings that meet the criteria to be classified as assets held for sale. The carrying value of these assets totaled $423,000 at December 31, 2021. During the six months ended June 30, 2022, the Company sold the asset held for sale at the recorded carrying value of $423,000 at December 31, 2021.
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

The following table summarizes information pertaining to TDRs modified during the periods indicated.

	Six Months Ended June 30,
	2022			2021
(dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructurings:
One- to four-family first mortgage	1	$90	$87	—	$—	$—
Home equity loans and lines	1	10	10	—	—	—
Commercial real estate	1	135	132	2	479	450
Construction and land	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	—	—	—	2	2,397	2,370
Other consumer	1	19	17	1	5	3
Total	4	$254	$246	5	$2,881	$2,823

None of the the loans modified during the six months ended June 30, 2022 defaulted during the same period.

One commercial real estate loan totaling $380,000 modified during the six months ended June 30, 2021 defaulted within twelve months of modification. The default did not have a significant impact on our allowance for credit losses at June 30, 2021.
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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. During the next twelve months, the Company estimates that an additional $1,094,000 will be reclassified as additional interest income.

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

Fair Values of Derivative Instruments
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Financial Condition as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$40,000	$4,122	$—	$—

Derivatives not designated as hedging instruments:
Risk participation agreements	—	—	10,000	16

Netting adjustments		—		—

Net derivative amounts		$4,122		$16

	December 31, 2021
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$40,000	$1,589	$—	$—

Derivatives not designated as hedging instruments:
Risk participation agreements	—	—	10,000	43

Netting adjustments		—		—

Net derivative amounts		$1,589		$43

(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

At June 30, 2022 and December 31, 2021, accumulated unrealized gains, net of taxes, on derivative instruments totaled $3,231,000 and $1,259,000, respectively.

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income and the Consolidated Statements of Income
The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income and the Consolidated Statements of Income as of June 30, 2022 and June 30, 2021.

	Three Months Ended June 30, 2022
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$678	$678	Interest income	$49	$49

	Six Months Ended June 30, 2022

	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$2,533	$2,533	Interest income	$37	$37

	Three Months Ended June 30, 2021
	Amount of Loss Recognized in OCI		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$(414)	$(414)	Interest expense	$(16)	$(16)

	Six Months Ended June 30, 2021
	Amount of Gain Recognized in OCI		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$887	$887	Interest expense	$(32)	$(32)

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of June 30, 2022.

(dollars in thousands)	Location of Income Recognized on Non-designated Hedges	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Effects of non-designated hedges
Risk participation agreements	Other noninterest income	$60	$67

(dollars in thousands)	Location of Income Recognized on Non-designated Hedges	Three months ended June 30, 2021	Six months ended June 30, 2021
Effects of non-designated hedges
Risk participation agreements	Other noninterest income	$(18)	$20

At and during the three and six months ended June 30, 2021, the Company was not a party to derivative contracts not designated as hedging instruments.

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

As of June 30, 2022, there were no derivatives with credit-risk-related contingent features in a net liability position. Such derivatives are measured at fair value, which includes accrued interest but excludes any adjustment for nonperformance risk. If the Company had breached any provisions at June 30, 2022, it would not have been required to settle any obligations under the agreements since the termination value was $0.

8. Long Term Debt

On June 30, 2022, The Company issued $55.0 million in aggregate principal amount of its 5.75% Fixed-to-Floating Rate Subordinated Notes (the "Notes") due 2032. The Notes were issued in a private placement to certain accredited investors and qualified institutional buyers at a price equal to 100% of the aggregate principal amount. The Notes have a stated maturity date of June 30, 2032 and will bear interest at a fixed rate of 5.75% per year from and including the issue date to but excluding June 30, 2027. From June 30, 2027, the Notes will bear interest at a floating rate equal to the then current three-month term secured overnight financing rate (“SOFR”), plus 282 basis points. The Notes may be redeemed by the Company, in whole or in part, on or after June 30, 2027. The Notes are intended to qualify as Tier 2 capital for regulatory purposes.
9. Fair Value Measurements and Disclosures
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
Management primarily identifies investment securities which may have traded in illiquid or inactive markets, by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of June 30, 2022, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

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

The following tables present the balances of assets measured for fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

(dollars in thousands)	June 30, 2022	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$317,678	$—	$317,678	$—
Collateralized mortgage obligations	85,631	—	85,631	—
Municipal bonds	58,347	—	58,347	—
U.S. government agency	11,627	—	11,627	—
Corporate bonds	6,724	—	6,724	—
Total	$480,007	$—	$480,007	$—

Derivative assets	$4,122	$—	$4,122	$—
Total	$484,129	$—	$484,129	$—

Liabilities
Derivative liabilities	$16	$—	$16	$—

(dollars in thousands)	December 31, 2021	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$233,773	$—	$233,773	$—
Collateralized mortgage obligations	31,912	—	31,912	—
Municipal bonds	50,719	—	50,719	—
U.S. government agency	5,614	—	5,614	—
Corporate bonds	5,614	—	5,614	—
Total	$327,632	$—	$327,632	$—

Derivative assets	$1,589	$—	$1,589	$—
Total	$329,221	$—	$329,221	$—

Liabilities
Derivative liabilities	$43	$—	$43	$—

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

		Fair Value Measurements Using
(dollars in thousands)	June 30, 2022	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$10,328	$—	$—	$10,328
Foreclosed assets and ORE	277	—	—	277
Total	$10,605	$—	$—	$10,605

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2021	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$3,945	$—	$—	$3,945
Foreclosed assets and ORE	1,189	—	—	1,189
Total	$5,134	$—	$—	$5,134

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
June 30, 2022
Loans individually evaluated	$10,328	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 100%	19%
Foreclosed assets and ORE	$277	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 21%	7%
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
December 31, 2021
Loans individually evaluated	$3,945	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 100%	15%
Foreclosed assets and ORE	$1,189	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 16%	12%

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
The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at June 30, 2022
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$444,151	$444,151	$444,151	$—	$—
Interest-bearing deposits in banks	349	349	349	—	—
Investment securities available for sale	480,007	480,007	—	480,007	—
Investment securities held to maturity	2,086	2,088	—	2,088	—
Mortgage loans held for sale	1,444	1,444	—	1,444	—
Loans, net	2,198,635	2,179,007	—	2,168,679	10,328
Cash surrender value of BOLI	40,788	40,788	40,788	—	—
Derivative assets(1)	4,122	4,122	—	4,122	—
Financial Liabilities
Deposits	$2,920,376	$2,909,830	$—	$2,909,830	$—
Other borrowings	5,539	5,043	—	5,043	—
Subordinated debt	53,926	54,978	—	54,978	—
Long-term FHLB advances	25,307	24,387	—	24,387	—
Derivative liabilities(1)	16	16	—	16	—

		Fair Value Measurements at December 31, 2021
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$601,443	$601,443	$601,443	$—	$—
Interest-bearing deposits in banks	349	349	349	—	—
Investment securities available for sale	327,632	327,632	—	327,632	—
Investment securities held to maturity	2,102	2,132	—	2,132	—
Mortgage loans held for sale	1,104	1,104	—	1,104	—
Loans, net	1,819,004	1,834,023	—	1,830,078	3,945
Cash surrender value of BOLI	40,361	40,361	40,361	—	—
Derivative assets(1)	1,589	1,589	—	1,589	—
Financial Liabilities
Deposits	$2,535,849	$2,533,951	$—	$2,533,951	$—
Other borrowings	5,539	5,860	—	5,860	—
Long-term FHLB advances	26,046	26,263	—	26,263	—
Derivative liabilities(1)	43	43	—	43	—
(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and the Bank from December 31, 2021 through June 30, 2022 and on its results of operations for the three and six months ended June 30, 2022 and 2021. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

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

Non-GAAP Financial Measures
Management's Discussion and Analysis of Financial Condition and Results of Operations contains financial information determined by methods other than in accordance with generally accepted accounting principles (“GAAP”). The Company's management uses this non-GAAP financial information in its analysis of the Company's performance. In this Item 2, information is included which excludes PPP loans and the effect of PPP loans on income. Management believes the presentation of this non-GAAP financial information provides useful information that is helpful to a full understanding of the Company’s financial position and operating results. This non-GAAP financial information should not be viewed as a substitute for financial information determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP financial information presented by other companies. A reconciliation on non-GAAP information included herein to GAAP is presented at the end of this item under the heading "Reconciliation of Non-GAAP Measures".
EXECUTIVE OVERVIEW
The Company reported net income for the second quarter of 2022 of $8.5 million, or $1.03 diluted EPS, down $2.9 million compared to the second quarter of 2021. Net income for the second quarter of 2021 totaled $11.4 million, or $1.34 diluted EPS. The second quarter of 2022 includes merger expenses related to the acquisition of Friendswood Capital Corporation (“Friendswood”) totaling $1.3 million, net of taxes. The second quarter of 2021 includes a net loss on the sale of a banking center totaling $360,000, net of taxes.

For the six months ended June 30, 2022, the Company reported net income $12.9 million, or $1.56 diluted EPS, down $10.5 million from $23.3 million, or $2.75 diluted EPS, reported for the six months ended June 30, 2021. The six months ended June 30, 2022 includes merger expenses related to the acquisition of Friendswood totaling $1.6 million, net of taxes compared to a net loss on the sale of a banking center totaling $360,000, net of taxes, noted above for the six months ended June 30, 2021.

Key components of the Company’s performance during the three and six months ended June 30, 2022 include:

•Assets increased $424.0 million, or 14.4%, from December 31, 2021 to $3.4 billion at June 30, 2022.

•Total loans were $2.2 billion at June 30, 2022, up $384.6 million, or 20.9%, from December 31, 2021. The loan growth resulted primarily from the addition of Friendswood's loan portfolio, which amounted to $317.5 million on March 26, 2022 (the date of acquisition).
•PPP loans totaled $12.1 million at June 30, 2022, down $31.6 million, or 72.3%, from December 31, 2021.
•During the three and six months ended June 30, 2022, the Company provisioned $591,000 and $3.8 million, respectively, to the allowance for loan losses, primarily due to the acquisition of Friendswood's loan portfolio and loan growth, which was partially offset by continued improvements in our assessment of industry economic conditions. During the three and six months ended June 30, 2021, the Company recorded a reversal to the allowance for loan losses of $3.4 million and $5.1 million, respectively.
•The ALL totaled $26.0 million, or 1.17% of total loans, at June 30, 2022 compared to $21.1 million, or 1.15% of total loans, at December 31, 2021. Excluding PPP loans, the ratio of the ALL to total loans was 1.18% and 1.17% at June 30, 2022 and December 31, 2021, respectively.
•Nonperforming assets increased $4.3 million, or 29.9%, from $14.5 million, or 0.49% of total assets, at December 31, 2021 to $18.8 million, or 0.56% of total assets, at June 30, 2022. The increase in NPAs was primarily due to Friendswood's NPAs, which amounted to $10.2 million on March 26, 2022 (the date of acquisition).
•Total deposits increased $384.5 million, or 15.2%, from $2.5 billion at December 31, 2021 to $2.9 billion at June 30, 2022. The increase was primarily from the addition of Friendswood''s deposits, which amounted to $368.0 million on March 26, 2022 (the date of acquisition).
•The Company issued $55.0 million in aggregate principal amount of its 5.75% Fixed-to-Floating Rate Subordinated Notes (the "Notes") due 2032. The Notes were issued in a private placement to certain accredited investors and qualified institutional buyers at a price equal to 100% of the aggregate principal amount.
•The net interest margin was 3.76% and 3.58% for the three and six months ended June 30, 2022, respectively, up 1 bps and down 36 bps, from the three and six months ended June 30, 2021, respectively. Excluding the impact of PPP loans, the net interest margin was 3.73% and 3.53% for the three and six months ended June 30, 2022, respectively, compared to 3.71% and 3.79% for the three and six months ended June 30, 2021, respectively.
•The average rate paid on total interest-bearing deposits was 0.22%, down 14 bps from the second quarter of 2021. For the six months ended June 30, 2022, the average rate paid on total interest-bearing deposits was 0.21%, down 18 bps from the six months ended June 30, 2021.
•Total interest expense for the second quarter of 2022 was down $389,000, or 23.5%, compared to the second quarter of 2021. For the six months ended June 30, 2022, total interest expense was down $1.2 million, or 33.5%, from the comparable period in 2021.
•Noninterest income for the second quarter of 2022 was up $392,000, or 11.9%, compared to the second quarter of 2021, primarily due to less net losses on the sale of assets (up $451,000). During the second quarter of 2021, the Company sold and leased back one of its Mississippi branch locations resulting in a net loss of $457,000. For the six months ended June 30, 2022, noninterest income was down $282,000, or 3.8%, from the comparable period in 2021 primarily due to a decrease in gains on the sale of loans (down $1.2 million), partially offset by less net losses on the sale of assets (up $456,000), an increase in service fees and charges (up $204,000) and in bank card fees (up $193,000).
•Noninterest expense for the second quarter of 2022 was up $5.2 million, or 31.4%, compared to the second quarter of 2021. For the six months ended June 30, 2022, noninterest expense was up $7.5 million, or 23.0%, from the comparable period in 2021. Noninterest expense includes merger-related expenses, which totaled $1.6 million (pre-tax) and $1.9 million (pre-tax) for the three and six months ended June 30, 2022, respectively. The increases in noninterest expense related primarily to the Friendswood acquisition and the attendant growth of the Company’s employee base as well as the resulting higher occupancy expense, regulatory fees and data processing costs.

FINANCIAL CONDITION

Loans, Allowance for Credit Losses and Asset Quality

Loans
Total loans at June 30, 2022 were $2.2 billion, up $384.6 million, or 20.9%, from December 31, 2021. The loan growth resulted primarily from the addition of Friendswood's loan portfolio, which amounted to $317.5 million on March 26, 2022 (the date of acquisition). PPP loans, included in commercial and industrial loans, totaled $12.1 million at June 30, 2022, down $31.6 million, or 72.3%, from December 31, 2021. Excluding PPP loans and Friendswood''s acquired loan portfolio, organic loans increased $98.6 million, or 5.5%, from December 31, 2021.
The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

(dollars in thousands)	June 30, 2022	December 31, 2021	Increase/(Decrease)
Real estate loans:
One-to four-family first mortgage	$369,410	$350,843	$18,567	5.3%
Home equity loans and lines	59,799	60,312	(513)	(0.9)
Commercial real estate	1,053,696	801,624	252,072	31.4
Construction and land	317,351	259,652	57,699	22.2
Multi-family residential	101,136	90,518	10,618	11.7
Total real estate loans	1,901,392	1,562,949	338,443	21.7%
Other loans:
Commercial and industrial	290,157	244,123	46,034	18.9
Consumer	33,106	33,021	85	0.3
Total other loans	323,263	277,144	46,119	16.6
Total loans	$2,224,655	$1,840,093	$384,562	20.9%

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

At June 30, 2022, the ALL totaled $26.0 million, or 1.17% of total loans, up $4.9 million from $21.1 million, or 1.15% of total loans, at December 31, 2021. During the six months ended June 30, 2022, the Company provisioned $3.8 million of the allowance loan losses primarily due to the acquisition of Friendswood's loan portfolio, which was partially offset by improvements in our assessment of the economic impact of the COVID-19 pandemic. Net loan charge-offs totaled $290,000 for the six months ended June 30, 2022.
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
At June 30, 2022 and December 31, 2021, loans individually evaluated for credit losses were $12.1 million and $4.6 million, respectively. Total loans individually evaluated for credit losses at June 30, 2022 included $7.8 million of acquired loans, of which seven loans were acquired with deteriorated credit quality from the Friendswood loan portfolio. At December 31, 2021, loans individually evaluated for credit losses included $1.1 million of acquired loans, of which none were acquired with deteriorated credit quality.

The following tables provide a summary of loans individually evaluated for credit losses as of the dates indicated.

June 30, 2022
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$—	$—	—%
Home equity loans and lines	—	—	—
Commercial real estate	11,494	1,193	10.38
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	618	591	95.63
Consumer	—	—	—

Total	$12,112	$1,784	14.73%

	December 31, 2021
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$—	$—	—%
Home equity loans and lines	—	—	—
Commercial real estate	3,873	247	6.38
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	744	425	57.12
Consumer	—	—	—
Total	$4,617	$672	14.55%

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
At June 30, 2022 and December 31, 2021, loans classified as substandard totaled $22.0 million and $17.5 million, respectively. There were no assets classified as doubtful at either date. For additional information, refer to Note 6 to the Consolidated Financial Statements. The $4.4 million, or 25.3%, increase in substandard loans at June 30, 2022 compared to December 31, 2021 was due primarily to substandard commercial real estate loans acquired from Friendswood, which amounted to $7.8 million at June 30, 2022.

The following tables provide a summary of loans classified as special mention and substandard as of the dates indicated.

(dollars in thousands)	June 30, 2022	December 31, 2021	Increase/(Decrease)
Special Mention Loans
One- to four-family first mortgage	$1,202	$369	$833	225.7%
Home equity loans and lines	—	—	—	—
Commercial real estate	810	2,207	(1,397)	(63.3)
Construction and land	734	575	159	27.7
Multi-family residential	—	—	—	—
Commercial and industrial	402	267	135	50.6
Consumer	—	2	(2)	(100.0)
Total special mention loans	$3,148	$3,420	$(272)	(8.0)%

(dollars in thousands)	June 30, 2022	December 31, 2021	Increase/(Decrease)
Substandard Loans
One- to four-family first mortgage	$2,860	$3,828	$(968)	(25.3)%
Home equity loans and lines	66	37	29	78.4
Commercial real estate	14,833	9,837	4,996	50.8
Construction and land	244	247	(3)	(1.2)
Multi-family residential	—	—	—	—
Commercial and industrial	3,462	3,395	67	2.0
Consumer	519	202	317	156.9
Total substandard loans	$21,984	$17,546	$4,438	25.3%

Special mention loans decreased $272,000 from December 31, 2021 to June 30, 2022 primarily due to upgrades of special mention loans to a pass rating and pay-offs.

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

	June 30, 2022			December 31, 2021
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans(2):
Real estate loans:
One- to four-family first mortgage	$780	$2,092	$2,872	$1,468	$2,107	$3,575
Home equity loans and lines	—	68	68	—	38	38
Commercial real estate	3,566	10,498	14,064	5,316	3,115	8,431
Construction and land	151	95	246	—	258	258
Multi-family residential	—	—	—	—	—	—
Other loans:
Commercial and industrial	633	88	721	291	472	763
Consumer	202	324	526	158	46	204
Total nonaccrual loans	5,332	13,165	18,497	7,233	6,036	13,269
Accruing loans 90 days or more past due	8	—	8	6	—	6
Total nonperforming loans	5,340	13,165	18,505	7,239	6,036	13,275
Foreclosed assets and ORE	—	277	277	1,109	80	1,189
Total nonperforming assets	5,340	13,442	18,782	8,348	6,116	14,464
Performing troubled debt restructurings	3,939	1,063	5,002	3,867	1,096	4,963
Total nonperforming assets and troubled debt restructurings	$9,279	$14,505	$23,784	$12,215	$7,212	$19,427

Nonperforming loans to total loans			0.83%			0.72%
Nonperforming loans to total assets			0.55%			0.45%
Nonperforming assets to total assets			0.56%			0.49%
(1)Nonaccrual acquired loans include PCD loans of $7,996,000 at June 30, 2022. There were no nonaccrual acquired PCD loans at December 31, 2021.
(2)Nonaccrual loans include originated restructured loans placed on nonaccrual totaling $5.3 million and $3.7 million at June 30, 2022 and December 31, 2021, respectively. Acquired restructured loans placed on nonaccrual totaled $2.8 million and $3.5 million at June 30, 2022 and December 31, 2021, respectively.
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

Investment Securities

The Company’s investment securities portfolio totaled $482.1 million as of June 30, 2022, an increase of $152.4 million, or 46.2%, from December 31, 2021. At June 30, 2022, the Company had a net unrealized loss on its available for sale investment securities portfolio of $34.5 million, compared to a net unrealized loss of $653,000 at December 31, 2021.

The following table summarizes activity in the Company’s investment securities portfolio during the six months ended June 30, 2022.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2021	$327,632	$2,102
Purchases	185,350	—
Acquired from Texan Bank, at fair value	33,411	—
Sales	—	—
Principal maturities, prepayments and calls	(31,896)	—
Amortization of premiums and accretion of discounts	(659)	(16)
Decrease in market value	(33,831)	—
Balance, June 30, 2022	$480,007	$2,086

Funding Sources

Deposits
Deposits totaled $2.9 billion at June 30, 2022, an increase of $384.5 million, or 15.2%, compared to December 31, 2021. The increase was primarily from the addition of Texan Bank's deposits, which amounted to $368.0 million on March 26, 2022 (the date of acquisition). The following table summarizes the changes in the Company’s deposits from December 31, 2021 to June 30, 2022.

(dollars in thousands)	June 30, 2022	December 31, 2021	Increase/(Decrease)
Demand deposit	$938,531	$766,385	$172,146	22.5%
Savings	316,974	285,728	31,246	10.9
Money market	483,951	371,478	112,473	30.3
NOW	791,692	792,919	(1,227)	(0.2)
Certificates of deposit	389,228	319,339	69,889	21.9
Total deposits	$2,920,376	$2,535,849	$384,527	15.2%

The average rate paid on interest-bearing deposits was 0.22% for the second quarter of 2022, down 14 bps compared to the second quarter of 2021.
At June 30, 2022, certificates of deposit maturing within the next 12 months totaled $297.0 million.

Subordinated Debt

On June 30, 2022, The Company issued $55.0 million in aggregate principal amount of its 5.75% Fixed-to-Floating Rate Subordinated Notes (the "Notes") due 2032. The Notes were issued in a private placement to certain accredited investors and qualified institutional buyers at a price equal to 100% of the aggregate principal amount. The Notes have a stated maturity date of June 30, 2032 and will bear interest at a fixed rate of 5.75% per year from and including the issue date to but excluding June 30, 2027. From June 30, 2027, the Notes will bear interest at a floating rate equal to the then current three-month term secured overnight financing rate (“SOFR”), plus 282 basis points. The Notes may be redeemed by the Company, in whole or in part, on or after June 30, 2027. The Notes are intended to qualify as Tier 2 capital for regulatory purposes.

Federal Home Loan Bank Advances
The average balance of total FHLB advances was $25.4 million for the second quarter of 2022, down $2.3 million compared to the second quarter of 2021. For the six months ended June 30, 2022, the average balance of total FHLB advances was $25.6 million, down $2.5 million compared to the six months ended June 30, 2021. Average total FHLB advances decreased over the comparable periods primarily due to paydowns during the six months ended June 30, 2022.

At June 30, 2022 and December 31, 2021, the Company had $25.3 million and $26.0 million in total outstanding FHLB advances, respectively, and $1.0 billion and $810.4 million in additional FHLB advances available, respectively.

Shareholders’ Equity
Total shareholders’ equity decreased $22.8 million, or 6.5%, from $351.9 million at December 31, 2021 to $329.1 million at June 30, 2022. Shareholders' equity decreased primarily due to an other comprehensive loss of $24.8 million, share repurchases of $8.4 million and cash dividends of $3.9 million, which were partially offset by net income of $8.5 million during the six months ended June 30, 2022.
At June 30, 2022, the Bank had regulatory capital amounts that were well in excess of regulatory requirements. The following table presents actual and required capital ratios for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2022 based on the required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$297,790	12.55%	$166,103	7.00%	$154,239	6.50%
Tier 1 risk-based capital	297,790	12.55	201,697	8.50	189,832	8.00
Total risk-based capital	325,927	13.74	249,155	10.50	237,291	10.00
Tier 1 leverage capital	297,790	9.30	128,017	4.00	160,021	5.00

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

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At June 30, 2022, certificates of deposit maturing within the next 12 months totaled $297.0 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of securities available for sale, the Company has significant borrowing capacity available to fund liquidity needs. In recent years, the Company has utilized borrowings as a cost efficient addition to deposits as a source of funds. Borrowings consist of advances from the FHLB of Dallas, of which the Company is a member. Under terms of the collateral agreement with the FHLB, the Company pledges residential mortgage loans and investment securities as well as the Company’s stock in the FHLB as collateral for such advances. For the six months ended June 30, 2022, the average balance of outstanding FHLB advances was $25.6 million. At June 30, 2022, the Company had $25.3 million in total outstanding FHLB advances and had $1.0 billion in additional FHLB advances available.

Asset/Liability Management
The objective of asset/liability management is to implement strategies for the funding and deployment of the Company’s financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk. Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of June 30, 2022.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	12.2%
+200	8.2%
+100	4.2%
-100	(9.1)%
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
To meet the financing needs of its customers, the Company issues financial instruments which represent conditional obligations that are not recognized, wholly or in part, in the statements of financial condition. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments expose the Company to varying degrees of credit and interest rate risk in much the same way as funded loans. The same credit policies are used in these commitments as for on-balance sheet instruments. At June 30, 2022 and December 31, 2021, the Company's allowance for credit losses on unfunded commitments totaled $2.1 million and $1.8 million, respectively.
The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of the periods indicated.

	Contract Amount
(dollars in thousands)	June 30, 2022	December 31, 2021
Standby letters of credit	$6,922	$5,075
Available portion of lines of credit	347,796	320,611
Undisbursed portion of loans in process	189,054	142,048
Commitments to originate loans	185,535	153,487

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
RESULTS OF OPERATIONS
Net income for the second quarter of 2022 was $8.5 million, down $2.9 million compared to the second quarter of 2021. Diluted EPS for the second quarter of 2022 was $1.03, down $0.31 compared to the second quarter of 2021.

Net income for the six months ended June 30, 2022 was $12.9 million, down $10.5 million, compared to the six months ended June 30, 2021. Diluted EPS for the six months ended June 30, 2022 was $1.56, down $1.19 compared to the six months ended June 30, 2021.

The net income for the three and six months ended June 30, 2022 and 2021 was significantly impacted by the acquisition of Friendswood's loan portfolio, the change in our estimate of the allowance for loan losses over the comparable periods and the recognition of PPP lender fees. During the three and six months ended June 30, 2022, the Company provisioned $591,000 and $3.8 million, respectively, to the allowance for loan losses primarily due to the acquisition of Friendswood, which was partially offset by improvements in our assessment of the economic impact of the COVID-19 pandemic. During the three and six months ended June 30, 2021, the Company reversed $3.4 million and $5.1 million, respectively, from the allowance for loan losses. The Company recognized $370,000 and $1.1 million of deferred PPP lender fees during the three and six months ended June 30, 2022, respectively, compared to $1.8 million and $5.0 million, respectively, during the comparable periods in 2021.

Net Interest Income
Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 3.68% and 3.62% for the quarters ended June 30, 2022 and 2021, respectively, and 3.50% and 3.80% for the six months ended June 30, 2022 and 2021, respectively.

Net interest income totaled $29.2 million for the second quarter of 2022, up $5.1 million, or 21.3%, compared to the second quarter of 2021. For the six months ended June 30, 2022, net interest income totaled $52.8 million, up $3.5 million, or 7.2%, compared to the six months ended June 30, 2021.

Loan income from deferred PPP lender fees totaled $370,000 for the second quarter of 2022, down $1.4 million, or 79.1%, compared to the second quarter of 2021. For the six months ended June 30, 2022, loan income from PPP lender fees totaled $1.1 million, down $4.0 million from the comparable period in 2021. Unrecognized PPP lender fees totaled $210,000 at June 30, 2022.

The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 3.76% and 3.75% for the quarters ended June 30, 2022 and 2021, respectively. For the same periods, the average loan yield was 4.94% and 4.95%, respectively. PPP loans increased the net interest margin by 3 bps and increased the average loan yield by 3 bps during the second quarter of 2022. During the second quarter of 2021, PPP loans increased the net interest margin by 4 bps and decreased the average loan yield by 11 bps. Excluding the impact of PPP loans, the net interest margin and the average loan yield increased by 2 and 15 bps, respectively, over the comparable quarters.

The net interest margin for the six months ended June 30, 2022 and 2021 was 3.58% and 3.94%, respectively. For the same periods, the average loan yield was 4.91% and 5.08%, respectively. PPP loans increased the the net interest margin by 5 bps and the average loan yield by 6 bps during the six months ended June 30, 2022. During the six months ended June 30, 2021, PPP loans increased the net interest margin by 15 bps and the average loan yield by 3 bps. Excluding the impact of PPP loans, the net interest margin and the average loan yield decreased by 26 and 20 bps, respectively, over the comparable year-to-date periods.

Average PPP loans were $15.5 million and $228.1 million for the second quarters of 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, average PPP loans were $23.4 million and $233.4 million, respectively.

Acquired loan discount accretion included in interest income totaled $879,000 and $585,000 for the quarters ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, acquired loan discount accretion included in interest income totaled $1.3 million and $1.3 million, respectively.

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

	Three Months Ended June 30,
	2022			2021
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$2,190,721	$27,304	4.94%	$1,963,935	$24,500	4.95%
Investment securities
Taxable	451,993	2,222	1.97	256,700	1,043	1.63
Tax-exempt (TE)	23,860	116	2.47	20,196	87	2.19
Total investment securities	475,853	2,338	1.99	276,896	1,130	1.67
Other interest-earning assets	422,265	863	0.82	313,954	133	0.17
Total interest-earning assets (TE)	3,088,839	$30,505	3.93	2,554,785	$25,763	4.01
Noninterest-earning assets	206,357			187,016
Total assets	$3,295,196			$2,741,801
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,584,118	$673	0.17%	$1,315,432	$842	0.26%
Certificates of deposit	406,367	430	0.42	341,300	638	0.75
Total interest-bearing deposits	1,990,485	1,103	0.22	1,656,732	1,480	0.36
Other borrowings	6,580	54	3.26	5,539	53	3.84
Short-term FHLB advances	—	—	—	—	—	—
Long term FHLB advances	25,426	107	1.69	27,699	120	1.73
Total interest-bearing liabilities	2,022,491	$1,264	0.25	1,689,970	$1,653	0.39
Noninterest-bearing liabilities	940,065			717,739
Total liabilities	2,962,556			2,407,709
Shareholders’ equity	332,640			334,092
Total liabilities and shareholders' equity	$3,295,196			$2,741,801
Net interest-earning assets	$1,066,348			$864,815
Net interest spread (TE)		$29,241	3.68%		$24,110	3.62%
Net interest margin (TE)			3.76%			3.75%
(1)Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process.

	Six Months Ended June 30,
	2022			2021
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$2,027,575	$49,975	4.91%	$1,975,535	$50,317	5.08%
Investment securities
Taxable	397,197	3,764	1.90	248,765	1,961	1.58
Tax-exempt (TE)	20,918	192	2.32	20,373	181	2.25
Total investment securities	418,115	3,956	1.92	269,138	2,142	1.63
Other interest-earning assets	491,380	1,140	0.47	249,222	232	0.19
Total interest-earning assets (TE)	2,937,070	$55,071	3.74	2,493,895	$52,691	4.22
Noninterest-earning assets	200,185			187,672
Total assets	$3,137,255			$2,681,567
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,523,380	$1,203	0.16%	$1,278,388	$1,723	0.27%
Certificates of deposit	362,361	793	0.44	346,870	1,413	0.82
Total interest-bearing deposits	1,885,741	1,996	0.21	1,625,258	3,136	0.39
Other borrowings	6,062	107	3.55	5,622	106	3.81
Short-term FHLB advances	—	—	—	—	—	—
Long term FHLB advances	25,609	216	1.69	28,059	244	1.73
Total interest-bearing liabilities	1,917,412	$2,319	0.24	1,658,939	$3,486	0.42
Noninterest-bearing liabilities	877,906			692,147
Total liabilities	2,795,318			2,351,086
Shareholders’ equity	341,937			330,481
Total liabilities and shareholders' equity	$3,137,255			$2,681,567
Net interest-earning assets	$1,019,658			$834,956
Net interest spread (TE)		$52,752	3.50%		$49,205	3.80%
Net interest margin (TE)			3.58%			3.94%
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2022 Compared to 2021			2022 Compared to 2021
	Change Attributable To			Change Attributable To
(dollars in thousands)	Rate	Volume	Increase/ (Decrease)	Rate	Volume	Increase/ (Decrease)
Interest income:
Loans receivable	$124	$2,680	$2,804	$(561)	$219	$(342)
Investment securities	314	894	1,208	714	1,100	1,814
Other interest-earning assets	596	134	730	484	424	908
Total interest income	1,034	3,708	4,742	637	1,743	2,380
Interest expense:
Savings, checking and money market accounts	(302)	133	(169)	(522)	2	(520)
Certificates of deposit	(303)	95	(208)	(490)	(130)	(620)
Other borrowings	(8)	9	1	(3)	4	1
FHLB advances	(3)	(10)	(13)	(11)	(17)	(28)
Total interest expense	(616)	227	(389)	(1,026)	(141)	(1,167)
Increase (decrease) in net interest income	$1,650	$3,481	$5,131	$1,663	$1,884	$3,547

Noninterest Income
Noninterest income for the second quarter of 2022 totaled $3.7 million, up $392,000, or 11.9%, from $3.3 million earned for the same period in 2021. Noninterest income for the six months ended June 30, 2022 totaled $7.1 million, down $282,000, or 3.8%, from $7.4 million earned for the same period in 2021.
Gains on the sale of loans for the second quarter of 2022 were down $295,000, or 52.8%, from the comparable period in 2021. The origination of mortgage loans held for sale slowed in the second quarter of 2022 reflecting, in part, the rising interest rate environment. For the six months ended June 30, 2022, gains on the sale of loans were down $1.2 million or 67.4% from the comparable period in 2020.
Net loss on the sale of assets totaled $6,000 and $1,000 for the three and six months ended June 30, 2022. This was up $451,000 and $456,000, from the three and six months ended June 30, 2021. During the second quarter of 2021, the Company sold and leased back one of its Mississippi branch locations. The sale transferred control to the buyer-lessor and all losses were recognized at the time of the sale.
Income from service fees and charges for the second quarter of 2022 was up $111,000, or 9.7%, from the second quarter of 2021. For the six months ended June 30, 2022, income from service fees and charges was up $204,000, or 9.2%. The change in income from service fees and charges over the three and six month periods was primarily due to the change in income from overdraft fees on deposit accounts.
Income from bank card fees for the three and six months ended June 30, 2022 was up $45,000, or 2.8% and $193,000, or 6.7%, respectively, from the comparable period in 2021 primarily due to increased transaction activity by our cardholders.
Noninterest Expense

Noninterest expense for the second quarter of 2022 totaled $21.8 million, up $5.2 million, or 31.4%, from the second quarter of 2021. Noninterest expense for the second quarter of 2022 includes merger-related expenses totaling $1.6 million (pre-tax). Other noninterest expense for the three months ended June 30, 2022 was up $479,000, or 52.8%, from the comparable period in 2021 primarily due to charge offs related to fraud on deposit accounts.The increase in noninterest expense related primarily to the Friendswood acquisition and the attendant growth of the Company’s employee base as well as the resultant higher occupancy expense and data processing costs..

Noninterest expense for the six months ended June 30, 2022 totaled $40.0 million, up $7.5 million, or 23.0%, from the same period in 2021. Noninterest expense includes merger-related expenses totaling $1.9 million (pre-tax) for the six months ended June 30, 2022. Other noninterest expense for the six months ended June 30, 2022 was up $780,000, or 43.3%, from the comparable period in 2021 primarily due to charge offs related to fraud on deposit accounts. The increase related primarily to the Friendswood acquisition.

Income Taxes
Income tax expense for the three and six months ended June 30, 2022 totaled $2.1 million and $3.2 million, respectively, compared to $2.9 million and $5.8 million for the three and six months ended June 30, 2021, respectively. The decrease in income tax expense over the comparable periods were primarily due to decreases in taxable earnings.

The Company's effective tax rates for the second quarters of 2022 and 2021 were 20.0% and 20.1%, respectively. The effective tax rate decreased over the comparable three-month periods primarily due to an increase in non-taxable earnings from bank-owned life insurance during 2022. For the six months ended June 30, 2022 and 2021, the Company's effective tax rates were 19.7% and 20.0%, respectively.
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

Reconciliation of Non-GAAP Measures
The following table provides a reconciliation of Non-GAAP financial measures used herein to GAAP reporting. For further information, see "Non-GAAP Financial Measures" on page 38.
Financial Condition

(dollars in thousands)	June 30, 2022	December 31, 2021
Total loans	$2,224,655	$1,840,093
Less: PPP loans	12,083	43,637
Total loans excluding PPP loans	$2,212,572	$1,796,456

Allowance for loan losses to total loans	1.17%	1.15%
Less: PPP loans	0.01	0.02
Non-GAAP allowance for loan losses to total loans	1.18%	1.17%

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Reported loan income	$27,304	$24,500	$49,975	$50,317
Less: PPP loan income	402	2,372	1,202	6,265
Loan income excluding PPP loan income	$26,902	$22,128	$48,773	$44,052

Provision (reversal) for loan losses	$591	$(3,425)	$3,806	$(5,128)
Less: CECL impact for acquisition	—	—	3,802	—
Provision reversal for organic loans	$591	$(3,425)	$4	$(5,128)

Average total loans	$2,190,721	$1,963,935	$2,027,575	$1,975,535
Less: average PPP loans	15,463	228,114	23,351	233,434
Average total loans excluding PPP loans	$2,175,258	$1,735,821	$2,004,224	$1,742,101

Loan yield	4.94%	4.95%	4.91%	5.08%
Impact of PPP loans	(0.03)	0.11	(0.06)	(0.03)
Loan yield excluding PPP loans	4.91%	5.06%	4.85%	5.05%

Net interest margin	3.76%	3.75%	3.58%	3.94%
Impact of PPP loans	(0.03)	(0.04)	(0.05)	(0.15)
Net interest margin excluding PPP loans	3.73%	3.71%	3.53%	3.79%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at June 30, 2022 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Not applicable.

Item 1A.	Risk Factors.
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission.
.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds.
The Company’s purchases of its common stock made during the quarter ended June 30, 2022 consisted of stock repurchases under the Company’s approved plans and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
April 1 – April 30, 2022	115,597	$40.50	115,597	283,956
May 1 – May 31, 2022	—	—	—	283,956
June 1 – June 30, 2022	9,902	35.34	9,902	274,054
Total	125,499	$40.09	125,499	274,054
(1)On October 26, 2021, the Company announced the approval of a new repurchase program (the “2021 Repurchase Plan”). Under the 2021 Repurchase Plan, the Company may purchase up to an additional 430,000 shares, or approximately 5% of the Company’s outstanding common stock. Share repurchases under the 2021 Repurchase Plan commenced upon completion of the Company’s 2020 Repurchase Plan.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits and Financial Statement Schedules.

No.	Description	Location

31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith

32.0	Section 1350 Certification	Filed herewith

4.1	Indenture, dated June 30, 2022, by and between Home Bancorp, Inc. and UMB Bank, National Association, as trustee.	(incorporated by reference from the like-numbered exhibit included in Home Bancorp’s Current Report on Form 8-K, dated as of June 30, 2022 and filed July 1, 2022 (SEC File No. 001-34190))

4.2	Form of 5.75% Fixed-to-Floating Rate Definitive Subordinated Note due 2032.	(included as Exhibit A-1 to the Indenture filed as Exhibit 4.1 hereto)

4.3	Form of 5.75% Fixed-to-Floating Rate Global Subordinated Note due 2032.	(included as Exhibit A-2 to the Indenture filed as Exhibit 4.1 hereto)

10.1	Form of Subordinated Note Purchase Agreement, dated June 30, 2022, by and among Home Bancorp, Inc. and the several purchasers identified on the signature pages thereto.	(incorporated by reference from the like-numbered exhibit included in Home Bancorp’s Current Report on Form 8-K, dated as of June 30, 2022 and filed July 1, 2022 (SEC file No. 001-34190))

10.2	Form of Registration Rights Agreement, dated June 30, 2022, by and among Home Bancorp, Inc. and the several purchasers identified on the signature pages thereto.	(incorporated by reference from the like-numbered exhibit included in Home Bancorp’s Current Report on Form 8-K, dated as of June 30, 2022 and filed July 1, 2022 (SEC File No. 001-34190))

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP, INC.

August 5, 2022	By:	/s/ John W. Bordelon
John W. Bordelon
Chairman of the Board, President and Chief Executive Officer

August 5, 2022	By:	/s/ David T. Kirkley
David T. Kirkley
Senior Executive Vice President and Chief Financial Officer

August 5, 2022	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank, N. A. Senior Vice President and Director of Financial Management