Form 10-Q
period 2022-09-30
HOME BANCORP, INC.
filed 2022-11-04
CIK 1436425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At November 2, 2022, the registrant had 8,281,634 shares of common stock, $0.01 par value, outstanding.

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

ACL	–	Allowance for credit losses
ALL	–	Allowance for loan losses
AOCI	–	Accumulated other comprehensive income
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
Bank	–	Home Bank, N. A., a wholly-owned subsidiary of the Company
BOLI	–	Bank-owned life insurance
bps	–	basis points, 100 basis points being equal to 1.0%
C&D	–	Construction and land
C&I	–	Commercial and industrial
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act
CECL	–	Current expected credit losses
Company	–	Home Bancorp, Inc., a Louisiana corporation and the holding company for Home Bank, N. A.
COVID-19	–	The novel coronavirus
CRE	–	Commercial real estate
EPS	–	Earnings per common share
FASB	–	Financial Accounting Standards Board
FHLB	–	Federal Home Loan Bank
GAAP	–	Generally Accepted Accounting Principles
LTV	–	Loan-to-value
NPA(s)	–	Nonperforming asset(s)
OCI	–	Other comprehensive income
ORE	–	Other real estate
PCD	–	Purchased credit deteriorated
PCI	–	Purchased credit impaired
PPP	–	Paycheck Protection Program
SBA	–	U.S. Small Business Association
SEC	–	U.S. Securities and Exchange Commission
TDR	–	Troubled debt restructuring
TE	–	Taxable equivalent
U.S.	–	United States

ii

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)	(Audited)
(dollars in thousands)	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$150,556	$601,443
Interest-bearing deposits in banks	349	349
Investment securities available for sale, at fair value	492,758	327,632
Investment securities held to maturity (fair values of $1,066 and $2,132, respectively)	1,080	2,102
Mortgage loans held for sale	169	1,104
Loans, net of unearned income	2,303,279	1,840,093
Allowance for loan losses	(27,351)	(21,089)
Total loans, net of unearned income and allowance for loan losses	2,275,928	1,819,004
Office properties and equipment, net	43,685	43,542
Cash surrender value of bank-owned life insurance	46,019	40,361
Goodwill and core deposit intangibles	87,839	61,949
Accrued interest receivable and other assets	69,283	40,758
Total Assets	$3,167,666	$2,938,244
Liabilities
Deposits:
Noninterest-bearing	$921,089	$766,385
Interest-bearing	1,817,335	1,769,464
Total Deposits	2,738,424	2,535,849
Other borrowings	5,539	5,539
Subordinated debt, net of issuance cost	53,958	—
Long-term Federal Home Loan Bank advances	24,816	26,046
Accrued interest payable and other liabilities	28,273	18,907
Total Liabilities	2,851,010	2,586,341
Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,273,334 and 8,526,907 shares issued and outstanding, respectively	83	85
Additional paid-in capital	164,024	164,982
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(2,142)	(2,410)
Recognition and Retention Plan (RRP)	(8)	(13)
Retained earnings	197,553	188,515
Accumulated other comprehensive (loss) income	(42,854)	744
Total Shareholders’ Equity	316,656	351,903
Total Liabilities and Shareholders’ Equity	$3,167,666	$2,938,244
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Interest Income
Loans, including fees	$29,859	$27,045	$79,834	$77,362
Investment securities:
Taxable interest	2,812	1,108	6,576	3,069
Tax-exempt interest	146	81	338	262
Other investments and deposits	1,447	189	2,587	421
Total interest income	34,264	28,423	89,335	81,114
Interest Expense
Deposits	1,270	1,120	3,266	4,256
Other borrowings	53	53	160	159
Subordinated debt expense	859	—	859	—
Long-term Federal Home Loan Bank advances	105	116	321	360
Total interest expense	2,287	1,289	4,606	4,775
Net interest income	31,977	27,134	84,729	76,339
Provision (reversal) for loan losses	1,696	(2,385)	5,502	(7,513)
Net interest income after provision (reversal) for loan losses	30,281	29,519	79,227	83,852
Noninterest Income
Service fees and charges	1,300	1,260	3,722	3,478
Bank card fees	1,623	1,519	4,713	4,416
Gain on sale of loans, net	78	415	641	2,142
Income from bank-owned life insurance	231	1,938	658	2,384
Gain (loss) on sale of assets, net	18	(3)	17	(460)
Other income	224	254	795	777
Total noninterest income	3,474	5,383	10,546	12,737
Noninterest Expense
Compensation and benefits	12,128	9,809	34,870	29,160
Occupancy	2,297	1,717	6,454	5,146
Marketing and advertising	658	399	1,713	838
Data processing and communication	2,284	2,118	7,012	6,263
Professional services	331	234	1,348	685
Forms, printing and supplies	185	158	584	480
Franchise and shares tax	633	360	1,415	1,079
Regulatory fees	467	301	1,611	986
Foreclosed assets and ORE, net	101	74	493	298
Amortization of acquisition intangible	453	291	1,159	884
Provision for credit losses on unfunded commitments	146	—	448	375
Other expenses	1,040	970	3,621	2,771
Total noninterest expense	20,723	16,431	60,728	48,965
Income before income tax expense	13,032	18,471	29,045	47,624
Income tax expense	2,598	3,412	5,749	9,241
Net Income	$10,434	$15,059	$23,296	$38,383
Earnings per share:
Basic	$1.29	$1.80	$2.86	$4.56
Diluted	$1.28	$1.79	$2.84	$4.54
Cash dividends declared per common share	$0.23	$0.23	$0.69	$0.68
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Net Income	$10,434	$15,059	$23,296	$38,383
Other Comprehensive Loss
Unrealized losses on available for sale investment securities	(25,149)	(1,897)	(58,980)	(5,201)
Unrealized gains on cash flow hedges	1,297	55	3,793	974
Tax effect	5,009	387	11,589	887
Other comprehensive loss, net of taxes	(18,843)	(1,455)	(43,598)	(3,340)
Comprehensive (Loss) Income	$(8,409)	$13,604	$(20,302)	$35,043
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, June 30, 2021	$87	$165,296	$(2,589)	$(15)	$171,644	$3,389	$337,812
Net income					15,059		15,059
Other comprehensive loss						(1,455)	(1,455)
Purchase of Company’s common stock at cost, 159,762 shares	(2)	(1,596)			(4,386)		(5,984)
Cash dividends declared, $0.23 per share					(1,988)		(1,988)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 3,549 shares	—	87			(2)		85
Exercise of stock options	—	26					26
RRP shares released for allocation		(1)		1			—
ESOP shares released for allocation		269	90				359
Share-based compensation cost		235					235
Balance, September 30, 2021	$85	$164,316	$(2,499)	$(14)	$180,327	$1,934	$344,149
Balance, June 30, 2022	$84	$164,177	$(2,231)	$(9)	$191,114	$(24,011)	$329,124
Net income					10,434		10,434
Other comprehensive loss						(18,843)	(18,843)
Purchase of Company’s common stock at cost, 77,021 shares	(1)	(770)			(2,084)		(2,855)
Cash dividends declared, $0.23 per share					(1,910)		(1,910)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 3,260 shares	—	97			(1)		96
Exercise of stock options	—	53					53
RRP shares released for allocation		(1)		1			—
ESOP shares released for allocation		309	89				398
Share-based compensation cost		159					159
Balance, September 30, 2022	$83	$164,024	$(2,142)	$(8)	$197,553	$(42,854)	$316,656
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - CONTINUED
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2020	$87	$164,988	$(2,767)	$(22)	$154,282	$5,274	$321,842
Net income					38,383		38,383
Other comprehensive loss						(3,340)	(3,340)
Purchase of Company’s common stock at cost, 243,497 shares	(2)	(2,433)			(6,363)		(8,798)
Cash dividends declared, $0.68 per share					(5,906)		(5,906)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 22,273 shares	—	245			(69)		176
Exercise of stock options	—	80					80
RRP shares released for allocation		(8)		8			—
ESOP shares released for allocation		849	268				1,117
Share-based compensation cost		595					595
Balance, September 30, 2021	$85	$164,316	$(2,499)	$(14)	$180,327	$1,934	$344,149
Balance, December 31, 2021	$85	$164,982	$(2,410)	$(13)	$188,515	$744	$351,903
Net income					23,296		23,296
Other comprehensive loss						(43,598)	(43,598)
Purchase of Company’s common stock at cost, 287,035 shares	(2)	(2,868)			(8,407)		(11,277)
Cash dividends declared, $0.69 per share					(5,790)		(5,790)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 22,837 shares		304			(61)		243
Exercise of stock options	—	182					182
RRP shares released for allocation		(5)		5			—
ESOP shares released for allocation		933	268				1,201
Share-based compensation cost		496					496
Balance, September 30, 2022	$83	$164,024	$(2,142)	$(8)	$197,553	$(42,854)	$316,656

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$23,296	$38,383
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (reversal) for loan losses	5,502	(7,513)
Depreciation	2,538	2,301
Amortization and accretion of purchase accounting valuations and intangibles	3,020	2,762
Federal Home Loan Bank stock dividends	(22)	(11)
Net amortization of discount on investments	871	1,484
Amortization of subordinated debt issuance cost	60	—
Gain on loans sold, net	(641)	(2,142)
Proceeds, including principal payments, from loans held for sale	64,755	165,995
Originations of loans held for sale	(63,179)	(157,770)
(Gain) loss on sale of assets, net	(17)	460
Non-cash compensation	1,697	1,712
Deferred income tax (benefit) expense	(425)	1,747
Increase in accrued interest receivable and other assets	(9,207)	(3,612)
Increase in cash surrender value of bank-owned life insurance	(658)	(667)
Increase in accrued interest payable and other liabilities	9,085	793
Net cash provided by operating activities	36,675	43,922
Cash flows from investing activities:
Purchases of securities available for sale	(236,236)	(125,380)
Proceeds from maturities, prepayments and calls on securities available for sale	44,692	64,278
Proceeds from maturities, prepayments and calls on securities held to maturity	1,000	800
Proceeds from sales of securities available for sale	—	5,068
(Increase) decrease in loans, net	(151,039)	99,621
Proceeds from sale of foreclosed assets	2,557	2,274
Purchases of office properties and equipment	(1,904)	(1,998)
Net cash disbursed in sale of banking center	(11,182)	—
Net cash disbursed in business combination	(16,123)	—
Purchase of bank-owned life insurance	(5,000)	—
Proceeds from bank-owned life insurance	—	1,717
Proceeds from sale of office properties and equipment	73	400
Net cash (used in) provided by investing activities	(373,162)	46,780
Cash flows from financing activities:
(Decrease) increase in deposits, net	(150,411)	151,896
Borrowings on Federal Home Loan Bank advances	—	—
Repayments of Federal Home Loan Bank advances	(1,245)	(2,408)
Proceeds from issuance of subordinated debt, net of issuance cost	53,898	—
Proceeds from exercise of stock options	182	80
Issuance of stock under incentive plans, net	243	176
Dividends paid to shareholders	(5,790)	(5,906)
Purchase of Company’s common stock	(11,277)	(8,798)
Net cash (used in) provided by financing activities	(114,400)	135,040
Net change in cash and cash equivalents	(450,887)	225,742
Cash and cash equivalents, beginning	601,443	187,952
Cash and cash equivalents, ending	$150,556	$413,694
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. Certain reclassifications have been made to prior period balances to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021.

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
ASU 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions" was issued to improve fair value guidance for equity securities subject to contractual sale restrictions. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions. These amendments are effective for fiscal years beginning after December 15, 2023, and are not expected to have a significant impact on our financial statement disclosures.

3. Acquisition Activity
On March 26, 2022, the Company completed the acquisition of Friendswood Capital Corporation (“Friendswood”), the former holding company of Texan Bank, N. A. (“Texan Bank”) of Houston, Texas. Shareholders of Friendswood received $15.34 per share in cash, yielding an aggregate purchase price of $64,864,000.

The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. In accordance with ASC 805, the Company recorded goodwill totaling $22,452,000 from the acquisition as a result of consideration transferred over net assets acquired. Both the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values. Identifiable intangible assets, including core deposit intangible assets, were recorded at fair value.

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

(dollars in thousands)	As Acquired	Fair Value Adjustments		As recorded by Home Bancorp
Assets
Cash and cash equivalents	$48,741	$—		$48,741
Investment securities	33,679	(268)	(a)	33,411
Loans	320,050	(2,558)	(b)	317,492
Repossessed assets	950	(246)	(c)	704
Office properties and equipment, net	1,663	(116)	(d)	1,547
Core deposit intangible	—	4,597	(e)	4,597
Other assets	9,687	(1,688)	(f)	7,999
Total assets acquired	$414,770	$(279)		$414,491
Liabilities
Noninterest-bearing deposits	$97,668	—		$97,668
Interest-bearing deposits	269,301	1,022	(g)	270,323
Other liabilities	3,873	215	(h)	4,088
Total liabilities assumed	$370,842	$1,237		$372,079
Excess of assets acquired over liabilities assumed				42,412
Cash consideration paid				(64,864)
Total goodwill recorded				$22,452

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
(c) The adjustment represents the write-down of the book value of Friendswood's repossessed assets to their estimated fair value, as adjusted for estimated costs to sell.

(d) The adjustment represents the write-down of the book value of Friendswood’s office properties and equipment to their estimated fair value at the acquisition date.
(e) The adjustment represents the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the estimated life of the deposit base of 10 years.
(f) The adjustment is to record the deferred tax asset on the transaction and the estimated fair value on other assets.
(g) Adjustment to reflect the fair value of certificates of deposit acquired based on current interest rates for similar instruments. The adjustment will be recognized using a level yield amortization method based on maturities of the deposit liabilities.
(h) Adjustment to reflect the fair value of liabilities at the acquisition date.

The Company acquired loans at the acquisition date of Friendswood with more than significant deterioration of credit quality since origination (purchased credit deteriorated loans or "PCD" loans). The carrying amount of these loans at acquisition was as follows:

(in thousands)	Acquisition Date of March 26, 2022
Purchase price of PCD loans at acquisition	$10,228
Allowance for credit losses on PCD loans at acquisition	1,415
Par value of PCD acquired loans at acquisition	$11,643

The following pro forma information for the nine months ended September 30, 2022 and 2021 reflects the Company’s estimated consolidated results of operations as if the acquisition of Friendswood occurred at January 1, 2021, unadjusted for potential cost savings. Merger-related costs for the nine months ended September 30, 2022 and 2021 were approximately $1,971,000 and $299,000, respectively, and have been excluded from the pro-forma information presented below.

(dollars in thousands except per share information)	2022	2021
Net interest income	$89,764	$91,007
Noninterest income	11,450	15,024
Noninterest expense	64,263	60,522
Net income	24,845	41,887
Earnings per share - basic	$3.07	$4.98
Earnings per share - diluted	3.05	4.95

The selected pro forma financial information presented above is for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period.

4. Investment Securities
The following tables summarize the Company’s available for sale and held to maturity investment securities at September 30, 2022 and December 31, 2021.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022
Available for sale:
U.S. agency mortgage-backed	$361,235	$7	$42,025	$319,217
Collateralized mortgage obligations	95,699	—	5,163	90,536
Municipal bonds	67,629	2	10,726	56,905
U.S. government agency	20,849	2	1,238	19,613
Corporate bonds	6,979	—	492	6,487
Total available for sale	$552,391	$11	$59,644	$492,758
Held to maturity:
Municipal bonds	$1,080	$—	$14	$1,066
Total held to maturity	$1,080	$—	$14	$1,066

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Available for sale:
U.S. agency mortgage-backed	$234,720	$1,793	$2,740	$233,773
Collateralized mortgage obligations	31,356	557	1	31,912
Municipal bonds	51,094	402	777	50,719
U.S. government agency	5,615	8	9	5,614
Corporate bonds	5,500	114	—	5,614
Total available for sale	$328,285	$2,874	$3,527	$327,632
Held to maturity:
Municipal bonds	$2,102	$30	$—	$2,132
Total held to maturity	$2,102	$30	$—	$2,132

The estimated fair value and amortized cost by contractual maturity of the Company’s investment securities as of September 30, 2022 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Available for sale:
U.S. agency mortgage-backed	$4,104	$38,846	$121,211	$155,056	$319,217
Collateralized mortgage obligations	—	50,855	16,609	23,072	90,536
Municipal bonds	500	5,330	21,401	29,674	56,905
U.S. government agency	—	5,971	13,292	350	19,613
Corporate bonds	—	—	6,487	—	6,487
Total available for sale	$4,604	$101,002	$179,000	$208,152	$492,758
Held to maturity:
Municipal bonds	$—	$1,066	$—	$—	$1,066
Total held to maturity	$—	$1,066	$—	$—	$1,066

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Available for sale:
U.S. agency mortgage-backed	$4,126	$41,683	$135,526	$179,900	$361,235
Collateralized mortgage obligations	—	53,238	18,154	24,307	95,699
Municipal bonds	500	5,407	24,284	37,438	67,629
U.S. government agency	—	6,083	14,414	352	20,849
Corporate bonds	—	—	6,979	—	6,979
Total available for sale	$4,626	$106,411	$199,357	$241,997	$552,391
Held to maturity:
Municipal bonds	$—	$1,080	$—	$—	$1,080
Total held to maturity	$—	$1,080	$—	$—	$1,080

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

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
September 30, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$221,881	$22,585	$96,763	$19,440	$318,644	$42,025
Collateralized mortgage obligations	89,820	5,160	698	3	90,518	5,163
Municipal bonds	36,410	4,846	19,493	5,880	55,903	10,726
U.S. government agency	17,862	1,232	666	6	18,528	1,238
Corporate bonds	3,301	178	3,186	314	6,487	492
Total available for sale	$369,274	$34,001	$120,806	$25,643	$490,080	$59,644
Held to maturity:
Municipal bonds	$1,066	$14	$—	$—	$1,066	$14
Total held to maturity	$1,066	$14	$—	$—	$1,066	$14

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$158,908	$2,382	$11,575	$358	$170,483	$2,740
Collateralized mortgage obligations	254	1	988	—	1,242	1
Municipal bonds	29,047	719	1,228	58	30,275	777
U.S. government agency	—	—	1,001	9	1,001	9
Corporate bonds	3,499	—	—	—	3,499	—
Total available for sale	$191,708	$3,102	$14,792	$425	$206,500	$3,527
Held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Total held to maturity	$—	$—	$—	$—	$—	$—

At September 30, 2022, 324 of the Company’s debt securities had unrealized losses totaling 10.8% of the individual securities’ amortized cost basis and 10.8% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 51 of the 324 securities had been in a continuous loss position for over 12 months. Management has determined that the declines in the fair value of these securities were not attributable to credit losses. As a result, no ACL was recorded for available for sale investment securities at September 30, 2022.

At September 30, 2022, it was determined that no ACL was required for the Company's held-to-maturity investment securities. The Company monitors credit quality of debt securities held-to-maturity through the use of credit ratings. The following tables present the amortized cost of the Company's held-to-maturity securities by credit quality rating at September 30, 2022 and December 31, 2021.

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
September 30, 2022
Held to maturity:
Municipal bonds	$1,080	$—	$1,080

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
December 31, 2021
Held to maturity:
Municipal bonds	$2,102	$—	$2,102

Accrued interest receivable on the Company's investment securities was $1,548,000 and $942,000 at September 30, 2022 and December 31, 2021, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
At September 30, 2022 and December 31, 2021, the Company had $182,022,000 and $156,492,000, respectively, of securities pledged to secure public deposits.
5. Earnings Per Share
Earnings per common share was computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net income available to common shareholders	$10,434	$15,059	$23,296	$38,383
Denominator:
Weighted average common shares outstanding	8,089	8,354	8,162	8,413
Effect of dilutive securities:
Restricted stock	11	12	14	12
Stock options	38	40	43	35
Weighted average common shares outstanding – assuming dilution	8,138	8,406	8,219	8,460
Basic earnings per common share	$1.29	$1.80	$2.86	$4.56
Diluted earnings per common share	$1.28	$1.79	$2.84	$4.54

Options for 75,789 and 106,190 shares of common stock were not included in the computation of diluted EPS for the three months ended September 30, 2022 and 2021, respectively, because the effect of those shares was anti-dilutive. For the nine months ended September 30, 2022 and 2021, options on 66,866 and 98,262, respectively, shares of common stock were not included in the computation of diluted EPS because the effect of these shares was anti-dilutive.

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

Originated vs. Acquired Loans
"Originated loans" are loans that were originated for investment by the Company. Loans that were acquired as a result of business combinations are referred to as “acquired loans” and are recorded at their estimated fair value on the acquisition date. The Company's acquired loans purchased prior to the adoption of ASC Topic 326 on January 1, 2020 were initially classified as either purchased credit impaired (“PCI”) loans (i.e., loans that reflect credit deterioration since origination and for which it was probable at acquisition that the Company would be unable to collect all contractually required payments) or purchased non-impaired loans (i.e., “performing acquired loans”). The Company estimated the fair value of PCI loans based on the amount and timing of expected principal, interest and other cash flows for each loan. The excess of the loan’s contractual principal and interest payments over all cash flows expected to be collected at acquisition was considered an amount that should not be accreted. These credit discounts (“nonaccretable marks”) were included in the determination of the initial fair value for acquired loans; therefore, no allowance for credit losses was recorded at the acquisition date. Differences between the estimated fair values and expected cash flows of acquired loans at the acquisition date that were not credit-based (“accretable marks”) were subsequently accreted to interest income over the estimated life of the loans. Subsequent to the acquisition date for PCI loans, increases in cash flows over those expected at the acquisition date resulted in a move of the discount from nonaccretable to accretable, while decreases in expected cash flows after the acquisition date were recognized through the provision for credit losses.

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

The Company’s loans, net of unearned income, consisted of the following as of the dates indicated.

(dollars in thousands)	September 30, 2022	December 31, 2021
Real estate loans:
One- to four-family first mortgage	$376,028	$350,843
Home equity loans and lines	60,624	60,312
Commercial real estate	1,086,656	801,624
Construction and land	328,753	259,652
Multi-family residential	97,212	90,518
Total real estate loans	1,949,273	1,562,949
Other loans:
Commercial and industrial	320,900	244,123
Consumer	33,106	33,021
Total other loans	354,006	277,144
Total loans	$2,303,279	$1,840,093

Loans increased during the first quarter of 2022 with the addition of Friendswood's loan portfolio, which amounted to $317.5 million on March 26, 2022 (the date of acquisition). The net investment in PPP loans, which is included in commercial and industrial loans, was $7,094,000 and $43,637,000 at September 30, 2022 and December 31, 2021, respectively.

The net discount on the Company’s acquired loans was $7,616,000 and $4,289,000 at September 30, 2022 and December 31, 2021, respectively. In addition, loan balances as of September 30, 2022 and December 31, 2021 are reported net of unearned income of $4,244,000 and $4,924,000, respectively. Unearned income at September 30, 2022 and December 31, 2021 included PPP deferred lender fees of $103,000 and $1,301,000, respectively.

Accrued interest receivable on the Company's loans was $7,742,000 and $6,496,000 at September 30, 2022 and December 31, 2021, respectively, and is excluded from the estimate of the ACL. Those amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

Allowance for Credit Losses
The ACL, which includes the ALL and the ACL on unfunded lending commitments, and recorded investment in loans as of the dates indicated are as follows.

	September 30, 2022
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$2,293	$32	$2,325
Home equity loans and lines	500	—	500
Commercial real estate	12,504	1,193	13,697
Construction and land	4,973	—	4,973
Multi-family residential	498	—	498
Commercial and industrial	4,523	188	4,711
Consumer	647	—	647
Total allowance for loan losses	$25,938	$1,413	$27,351

Unfunded lending commitments(1)	$2,263	$—	$2,263
Total allowance for credit losses	$28,201	$1,413	$29,614

	September 30, 2022
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$375,916	$112	$376,028
Home equity loans and lines	60,624	—	60,624
Commercial real estate	1,075,964	10,692	1,086,656
Construction and land	328,753	—	328,753
Multi-family residential	97,212	—	97,212
Commercial and industrial	320,656	244	320,900
Consumer	33,020	86	33,106
Total loans	$2,292,145	$11,134	$2,303,279

	December 31, 2021
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$1,944	$—	$1,944
Home equity loans and lines	508	—	508
Commercial real estate	10,207	247	10,454
Construction and land	3,572	—	3,572
Multi-family residential	457	—	457
Commercial and industrial	3,095	425	3,520
Consumer	634	—	634
Total allowance for loan losses	$20,417	$672	$21,089

Unfunded lending commitments(1)	$1,815	$—	$1,815
Total allowance for credit losses	$22,232	$672	$22,904

	December 31, 2021
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$350,843	$—	$350,843
Home equity loans and lines	60,312	—	60,312
Commercial real estate	797,751	3,873	801,624
Construction and land	259,652	—	259,652
Multi-family residential	90,518	—	90,518
Commercial and industrial	243,379	744	244,123
Consumer	33,021	—	33,021
Total loans	$1,835,476	$4,617	$1,840,093
(1)The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.
(2)Three and zero PCD loans were individually evaluated at September 30, 2022 and December 31, 2021, respectively.

A summary of activity in the ACL for the nine months ended September 30, 2022 and September 30, 2021 follows.

	Nine Months Ended September 30, 2022
(dollars in thousands)	Beginning Balance	Allowance for Acquired PCD Loans(1)	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$1,944	$—	$—	$6	$375	$2,325
Home equity loans and lines	508	—	—	7	(15)	500
Commercial real estate	10,454	1,220	(270)	—	2,293	13,697
Construction and land	3,572	—	—	—	1,401	4,973
Multi-family residential	457	—	—	—	41	498
Commercial and industrial	3,520	195	(750)	468	1,278	4,711
Consumer	634	—	(240)	124	129	647
Total allowance for loan losses	$21,089	$1,415	$(1,260)	$605	$5,502	$27,351

Unfunded lending commitments	$1,815	$—	$—	$—	$448	$2,263
Total allowance for credit losses	$22,904	$1,415	$(1,260)	$605	$5,950	$29,614

	Nine Months Ended September 30, 2021
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$3,065	$(176)	$13	$(757)	$2,145
Home equity loans and lines	676	(6)	6	(155)	521
Commercial real estate	18,851	(1,024)	—	(4,500)	13,327
Construction and land	4,155	—	63	(590)	3,628
Multi-family residential	1,077	—	—	(450)	627
Commercial and industrial	4,276	(522)	307	(811)	3,250
Consumer	863	(79)	117	(250)	651
Total allowance for loan losses	$32,963	$(1,807)	$506	$(7,513)	$24,149

Unfunded lending commitments	$1,425	$—	$—	$375	$1,800
Total allowance for credit losses	$34,388	$(1,807)	$506	$(7,138)	$25,949
(1)On January 1, 2020 the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced a new model known as CECL.

Credit Quality
The following tables present the Company’s loan portfolio by credit quality classification and origination year as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	Term Loans by Origination Year
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$79,286	$80,482	$39,464	$35,406	$27,804	$99,681	$7,975	$1,715	$371,813
Special Mention	150	189	—	—	—	358	—	500	1,197
Substandard	277	29	392	93	172	2,055	—	—	3,018
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$79,713	$80,700	$39,856	$35,499	$27,976	$102,094	$7,975	$2,215	$376,028
Home equity loans and lines:
Pass	$1,460	$1,554	$804	$1,165	$633	$3,579	$51,264	$132	$60,591
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	33	—	—	33
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,460	$1,554	$804	$1,165	$633	$3,612	$51,264	$132	$60,624
Commercial real estate:
Pass	$232,390	$273,789	$206,929	$156,285	$68,110	$102,580	$29,227	$443	$1,069,753
Special Mention	1,118	—	350	585	—	351	751	—	3,155
Substandard	101	—	170	5,476	534	7,467	—	—	13,748
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$233,609	$273,789	$207,449	$162,346	$68,644	$110,398	$29,978	$443	$1,086,656
Construction and land:
Pass	$119,984	$141,095	$32,738	$20,991	$3,671	$3,602	$4,013	$1,618	$327,712
Special Mention	184	533	—	—	—	—	—	—	717
Substandard	87	—	151	—	—	86	—	—	324
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$120,255	$141,628	$32,889	$20,991	$3,671	$3,688	$4,013	$1,618	$328,753

	September 30, 2022
	Term Loans by Origination Year
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Multi-family residential:
Pass	$25,111	$20,687	$26,163	$13,207	$2,269	$3,351	$176	$2,859	$93,823
Special Mention	—	—	—	—	3,312	—	—	—	3,312
Substandard	—	—	—	—	77	—	—	—	77
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$25,111	$20,687	$26,163	$13,207	$5,658	$3,351	$176	$2,859	$97,212
Commercial and industrial:
Pass	$81,508	$53,550	$17,678	$11,214	$12,140	$3,337	$136,107	$672	$316,206
Special Mention	941	—	278	—	7	—	1,154	—	2,380
Substandard	—	—	1,946	—	—	17	325	26	2,314
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$82,449	$53,550	$19,902	$11,214	$12,147	$3,354	$137,586	$698	$320,900
Consumer:
Pass	$6,165	$2,573	$1,759	$733	$173	$13,643	$7,509	$5	$32,560
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	312	—	—	—	234	—	—	546
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$6,165	$2,885	$1,759	$733	$173	$13,877	$7,509	$5	$33,106
Total loans:
Pass	$545,904	$573,730	$325,535	$239,001	$114,800	$229,773	$236,271	$7,444	$2,272,458
Special Mention	2,393	722	628	585	3,319	709	1,905	500	10,761
Substandard	465	341	2,659	5,569	783	9,892	325	26	20,060
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$548,762	$574,793	$328,822	$245,155	$118,902	$240,374	$238,501	$7,970	$2,303,279

	December 31, 2021
	Term Loans by Origination Year
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$77,865	$44,152	$45,542	$34,301	$35,048	$96,975	$12,412	$351	$346,646
Special Mention	—	—	—	—	—	369	—	—	369
Substandard	—	347	716	266	463	2,036	—	—	3,828
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$77,865	$44,499	$46,258	$34,567	$35,511	$99,380	$12,412	$351	$350,843
Home equity loans and lines:
Pass	$1,688	$873	$1,114	$919	$816	$3,567	$50,323	$975	$60,275
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	37	—	—	—	37
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,688	$873	$1,114	$919	$853	$3,567	$50,323	$975	$60,312
Commercial real estate:
Pass	$226,989	$193,637	$142,045	$68,949	$73,555	$59,396	$23,310	$1,699	$789,580
Special Mention	—	—	—	—	1,841	366	—	—	2,207
Substandard	437	821	381	1,741	306	5,991	—	160	9,837
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$227,426	$194,458	$142,426	$70,690	$75,702	$65,753	$23,310	$1,859	$801,624
Construction and land:
Pass	$148,054	$50,062	$48,432	$4,832	$2,867	$1,738	$2,845	$—	$258,830
Special Mention	575	—	—	—	—	—	—	—	575
Substandard	—	—	—	—	5	242	—	—	247
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$148,629	$50,062	$48,432	$4,832	$2,872	$1,980	$2,845	$—	$259,652

	December 31, 2021
	Term Loans by Origination Year
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Multi-family residential:
Pass	$31,236	$31,805	$14,467	$6,363	$2,588	$2,762	$1,297	$—	$90,518
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$31,236	$31,805	$14,467	$6,363	$2,588	$2,762	$1,297	$—	$90,518
Commercial and industrial:
Pass	$82,765	$32,465	$14,794	$8,737	$3,066	$1,690	$96,648	$296	$240,461
Special Mention	—	—	—	—	—	—	267	—	267
Substandard	—	2,013	—	417	5	18	942	—	3,395
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$82,765	$34,478	$14,794	$9,154	$3,071	$1,708	$97,857	$296	$244,123
Consumer:
Pass	$5,472	$2,627	$1,211	$411	$1,041	$15,530	$6,488	$37	$32,817
Special Mention	—	—	—	—	—	2	—	—	2
Substandard	16	—	—	—	7	179	—	—	202
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$5,488	$2,627	$1,211	$411	$1,048	$15,711	$6,488	$37	$33,021
Total loans:
Pass	$574,069	$355,621	$267,605	$124,512	$118,981	$181,658	$193,323	$3,358	$1,819,127
Special Mention	575	—	—	—	1,841	737	267	—	3,420
Substandard	453	3,181	1,097	2,424	823	8,466	942	160	17,546
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$575,097	$358,802	$268,702	$126,936	$121,645	$190,861	$194,532	$3,518	$1,840,093

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

Age analysis of past due loans as of the dates indicated are as follows.

	September 30, 2022
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,502	$205	$446	$2,153	$280,343	$282,496
Home equity loans and lines	—	—	—	—	51,635	51,635
Commercial real estate	154	—	27	181	789,988	790,169
Construction and land	—	—	151	151	288,952	289,103
Multi-family residential	—	—	—	—	90,021	90,021
Total real estate loans	1,656	205	624	2,485	1,500,939	1,503,424
Other loans:
Commercial and industrial	95	490	236	821	280,852	281,673
Consumer	187	20	190	397	28,817	29,214
Total other loans	282	510	426	1,218	309,669	310,887
Total originated loans	$1,938	$715	$1,050	$3,703	$1,810,608	$1,814,311
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,152	$387	$408	$1,947	$91,585	$93,532
Home equity loans and lines	23	—	—	23	8,966	8,989
Commercial real estate	—	—	629	629	295,858	296,487
Construction and land	—	—	139	139	39,511	39,650
Multi-family residential	—	—	—	—	7,191	7,191
Total real estate loans	1,175	387	1,176	2,738	443,111	445,849
Other loans:
Commercial and industrial	309	294	—	603	38,624	39,227
Consumer	47	—	35	82	3,810	3,892
Total other loans	356	294	35	685	42,434	43,119
Total acquired loans	$1,531	$681	$1,211	$3,423	$485,545	$488,968
Total loans:
Real estate loans:
One- to four-family first mortgage	$2,654	$592	$854	$4,100	$371,928	$376,028
Home equity loans and lines	23	—	—	23	60,601	60,624
Commercial real estate	154	—	656	810	1,085,846	1,086,656
Construction and land	—	—	290	290	328,463	328,753
Multi-family residential	—	—	—	—	97,212	97,212
Total real estate loans	2,831	592	1,800	5,223	1,944,050	1,949,273
Other loans:
Commercial and industrial	404	784	236	1,424	319,476	320,900
Consumer	234	20	225	479	32,627	33,106
Total other loans	638	804	461	1,903	352,103	354,006
Total loans	$3,469	$1,396	$2,261	$7,126	$2,296,153	$2,303,279

	December 31, 2021
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,267	$266	$1,151	$2,684	$254,880	$257,564
Home equity loans and lines	—	—	—	—	48,561	48,561
Commercial real estate	438	—	4,854	5,292	682,323	687,615
Construction and land	428	—	—	428	249,802	250,230
Multi-family residential	—	—	—	—	87,316	87,316
Total real estate loans	2,133	266	6,005	8,404	1,322,882	1,331,286
Other loans:
Commercial and industrial	51	31	271	353	232,569	232,922
Consumer	289	—	25	314	29,247	29,561
Total other loans	340	31	296	667	261,816	262,483
Total originated loans	$2,473	$297	$6,301	$9,071	$1,584,698	$1,593,769
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,233	$428	$1,322	$2,983	$90,296	$93,279
Home equity loans and lines	141	—	—	141	11,610	11,751
Commercial real estate	54	—	2,139	2,193	111,816	114,009
Construction and land	—	—	241	241	9,181	9,422
Multi-family residential	—	—	—	—	3,202	3,202
Total real estate loans	1,428	428	3,702	5,558	226,105	231,663
Other loans:
Commercial and industrial	81	—	430	511	10,690	11,201
Consumer	53	3	21	77	3,383	3,460
Total other loans	134	3	451	588	14,073	14,661
Total acquired loans	$1,562	$431	$4,153	$6,146	$240,178	$246,324
Total loans:
Real estate loans:
One- to four-family first mortgage	$2,500	$694	$2,473	$5,667	$345,176	$350,843
Home equity loans and lines	141	—	—	141	60,171	60,312
Commercial real estate	492	—	6,993	7,485	794,139	801,624
Construction and land	428	—	241	669	258,983	259,652
Multi-family residential	—	—	—	—	90,518	90,518
Total real estate loans	3,561	694	9,707	13,962	1,548,987	1,562,949
Other loans:
Commercial and industrial	132	31	701	864	243,259	244,123
Consumer	342	3	46	391	32,630	33,021
Total other loans	474	34	747	1,255	275,889	277,144
Total loans	$4,035	$728	$10,454	$15,217	$1,824,876	$1,840,093
There were $3,000 and $6,000 of loans greater than 90 days past due and accruing at September 30, 2022 and December 31, 2021, respectively.

The following tables summarize information pertaining to nonaccrual loans as of dates indicated.

	September 30, 2022
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total
Nonaccrual loans(1):
One- to four-family first mortgage	$2,463	$—	$2,463
Home equity loans and lines	34	—	34
Commercial real estate	10,304	3,031	13,335
Construction and land	327	—	327
Multi-family residential	—	—	—
Commercial and industrial	352	16	368
Consumer	467	86	553
Total	$13,947	$3,133	$17,080

	December 31, 2021
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total
Nonaccrual loans(1):
One- to four-family first mortgage	$3,575	$—	$3,575
Home equity loans and lines	38	—	38
Commercial real estate	8,315	116	8,431
Construction and land	258	—	258
Multi-family residential	—	—	—
Commercial and industrial	743	20	763
Consumer	204	—	204
Total	$13,133	$136	$13,269
(1)Nonaccrual acquired loans include PCD loans of $7,693,000 at September 30, 2022. There were no nonaccrual acquired PCD loans at December 31, 2021.
All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. All payments received while on nonaccrual status are applied against the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.

Collateral Dependent Loans
The Company held loans that were individually evaluated for credit losses at September 30, 2022 and December 31, 2021 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:
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
•Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.

The tables below summarize collateral dependent loans and the related ACL at September 30, 2022 and December 31, 2021.

	September 30, 2022
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$112	$32
Home equity loans and lines	—	—
Commercial real estate	10,692	1,193
Construction and land	—	—
Multi-family residential	—	—
Commercial and industrial	244	188
Consumer	86	—
Total	$11,134	$1,413

	December 31, 2021
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$—	$—
Home equity loans and lines	—	—
Commercial real estate	3,873	247
Construction and land	—	—
Multi-family residential	—	—
Commercial and industrial	744	425
Consumer	—	—
Total	$4,617	$672

Foreclosed Assets and ORE
Foreclosed assets and ORE include real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets and ORE totaled $390,000 and $1,189,000 at September 30, 2022 and December 31, 2021, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

The carrying amount of foreclosed residential real estate properties held at September 30, 2022 and December 31, 2021 totaled $147,000 and $136,000, respectively. Loans secured by single family residential real estate that were in the process of foreclosure at September 30, 2022 and December 31, 2021 totaled $314,000 and $505,000, respectively.

Foreclosed assets and ORE included certain bank buildings that meet the criteria to be classified as assets held for sale. The carrying value of these assets totaled $423,000 at December 31, 2021. During the nine months ended September 30, 2022, the Company sold the asset held for sale at the recorded carrying value of $423,000 at December 31, 2021.
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

The following table summarizes information pertaining to TDRs modified during the periods indicated.

	Nine Months Ended September 30,
	2022			2021
(dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructurings:
One- to four-family first mortgage	6	$1,185	$1,142	2	$77	$74
Home equity loans and lines	—	—	—	—	—	—
Commercial real estate	2	407	344	2	479	445
Construction and land	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	1	7	7	2	2,397	2,308
Other consumer	1	19	16	1	5	2
Total	10	$1,618	$1,509	7	$2,958	$2,829

None of the the loans modified during the nine months ended September 30, 2022 defaulted during the same period.

One commercial real estate loan totaling $342,000, two one- to four-family first mortgage loans totaling $73,000, and one commercial and industrial loan totaling $304,000 were modified during the nine months ended September 30, 2021 and defaulted within twelve months of modification. The defaults did not have a significant impact on our allowance for credit losses at September 30, 2021.
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

During the next twelve months, the Company estimates that an additional $1,554,000 will be reclassified as additional interest income.

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

Fair Values of Derivative Instruments
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Financial Condition as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$40,000	$5,462	$—	$—

Derivatives not designated as hedging instruments:
Risk participation agreements	—	—	10,000	10

Netting adjustments		—		—

Net derivative amounts		$5,462		$10

	December 31, 2021
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$40,000	$1,589	$—	$—

Derivatives not designated as hedging instruments:
Risk participation agreements	—	—	10,000	43

Netting adjustments		—		—

Net derivative amounts		$1,589		$43

(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

At September 30, 2022 and December 31, 2021, accumulated unrealized gains, net of taxes, on derivative instruments totaled $4,256,000 and $1,259,000, respectively.

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income and the Consolidated Statements of Income
The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income and the Consolidated Statements of Income as of September 30, 2022 and September 30, 2021.

	Three Months Ended September 30, 2022
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$1,490	$1,490	Interest income	$193	$193

	Nine Months Ended September 30, 2022

	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$4,024	$4,024	Interest income	$231	$231

	Three Months Ended September 30, 2021
	Amount of Gain Recognized in OCI		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$39	$39	Interest expense	$(16)	$(16)

	Nine Months Ended September 30, 2021
	Amount of Gain Recognized in OCI		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$926	$926	Interest expense	$(48)	$(48)

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of September 30, 2022.

(dollars in thousands)	Location of Income Recognized on Non-designated Hedges	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Effects of non-designated hedges
Risk participation agreements	Other noninterest income	$6	$73

(dollars in thousands)	Location of Income Recognized on Non-designated Hedges	Three months ended September 30, 2021	Nine months ended September 30, 2021
Effects of non-designated hedges
Risk participation agreements	Other noninterest income	$6	$26

At and during the three and nine months ended September 30, 2021, the Company was not a party to derivative contracts not designated as hedging instruments.

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

As of September 30, 2022, there were no derivatives with credit-risk-related contingent features in a net liability position. Such derivatives are measured at fair value, which includes accrued interest but excludes any adjustment for nonperformance risk. If the Company had breached any provisions at September 30, 2022, it would not have been required to settle any obligations under the agreements since the termination value was $0.

8. Long Term Debt

On June 30, 2022, the Company issued $55,000,000 in aggregate principal amount of its 5.75% Fixed-to-Floating Rate Subordinated Notes (the "Notes") due 2032. The Notes were issued at a price equal to 100% of the aggregate principal amount. The Notes have a stated maturity date of June 30, 2032 and will bear interest at a fixed rate of 5.75% per year from and including the issue date to but excluding June 30, 2027. From June 30, 2027, the Notes will bear interest at a floating rate equal to the then current three-month term secured overnight financing rate (“SOFR”), plus 282 basis points. The Notes may be redeemed by the Company, in whole or in part, on or after June 30, 2027. The Notes are intended to qualify as Tier 2 capital for regulatory purposes.

The carrying value of subordinated debt was $53,958,000 at September 30, 2022. The subordinated debt was recorded net of issuance costs of $1,102,000 at September 30, 2022, which is being amortized using the straight-line method over five years.
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
Management primarily identifies investment securities which may have traded in illiquid or inactive markets, by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of September 30, 2022, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.

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

The following tables present the balances of assets measured for fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

(dollars in thousands)	September 30, 2022	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$319,217	$—	$319,217	$—
Collateralized mortgage obligations	90,536	—	90,536	—
Municipal bonds	56,905	—	56,905	—
U.S. government agency	19,613	—	19,613	—
Corporate bonds	6,487	—	6,487	—
Total	$492,758	$—	$492,758	$—

Derivative assets	$5,462	$—	$5,462	$—
Total	$498,220	$—	$498,220	$—

Liabilities
Derivative liabilities	$10	$—	$10	$—

(dollars in thousands)	December 31, 2021	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$233,773	$—	$233,773	$—
Collateralized mortgage obligations	31,912	—	31,912	—
Municipal bonds	50,719	—	50,719	—
U.S. government agency	5,614	—	5,614	—
Corporate bonds	5,614	—	5,614	—
Total	$327,632	$—	$327,632	$—

Derivative assets	$1,589	$—	$1,589	$—
Total	$329,221	$—	$329,221	$—

Liabilities
Derivative liabilities	$43	$—	$43	$—

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

		Fair Value Measurements Using
(dollars in thousands)	September 30, 2022	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$9,721	$—	$—	$9,721
Foreclosed assets and ORE	390	—	—	390
Total	$10,111	$—	$—	$10,111

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2021	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$3,945	$—	$—	$3,945
Foreclosed assets and ORE	1,189	—	—	1,189
Total	$5,134	$—	$—	$5,134

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
September 30, 2022
Loans individually evaluated	$9,721	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 83%	13%
Foreclosed assets and ORE	$390	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	0% - 27%	6%
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
December 31, 2021
Loans individually evaluated	$3,945	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 100%	15%
Foreclosed assets and ORE	$1,189	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 16%	12%

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
Methods and assumptions used to estimate fair value of each class of financial instruments for which it is practicable to estimate fair value are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The fair value of subordinated debt is estimated based on current market rates on similar debt in the market. The Company classifies this debt in Level 2 of the fair value table. There have been no other material changes from the fair value estimate methods and assumptions previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at September 30, 2022
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$150,556	$150,556	$150,556	$—	$—
Interest-bearing deposits in banks	349	349	349	—	—
Investment securities available for sale	492,758	492,758	—	492,758	—
Investment securities held to maturity	1,080	1,066	—	1,066	—
Mortgage loans held for sale	169	169	—	169	—
Loans, net	2,275,928	2,174,834	—	2,165,113	9,721
Cash surrender value of BOLI	46,019	46,019	46,019	—	—
Derivative assets(1)	5,462	5,462	—	5,462	—
Financial Liabilities
Deposits	$2,738,424	$2,725,412	$—	$2,725,412	$—
Other borrowings	5,539	4,890	—	4,890	—
Subordinated debt	53,958	52,299	—	52,299	—
Long-term FHLB advances	24,816	23,571	—	23,571	—
Derivative liabilities(1)	10	10	—	10	—

		Fair Value Measurements at December 31, 2021
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$601,443	$601,443	$601,443	$—	$—
Interest-bearing deposits in banks	349	349	349	—	—
Investment securities available for sale	327,632	327,632	—	327,632	—
Investment securities held to maturity	2,102	2,132	—	2,132	—
Mortgage loans held for sale	1,104	1,104	—	1,104	—
Loans, net	1,819,004	1,834,023	—	1,830,078	3,945
Cash surrender value of BOLI	40,361	40,361	40,361	—	—
Derivative assets(1)	1,589	1,589	—	1,589	—
Financial Liabilities
Deposits	$2,535,849	$2,533,951	$—	$2,533,951	$—
Other borrowings	5,539	5,860	—	5,860	—
Long-term FHLB advances	26,046	26,263	—	26,263	—
Derivative liabilities(1)	43	43	—	43	—
(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and the Bank from December 31, 2021 through September 30, 2022 and on its results of operations for the three and nine months ended September 30, 2022 and 2021. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

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

Non-GAAP Financial Measures
Management's Discussion and Analysis of Financial Condition and Results of Operations contains financial information determined by methods other than in accordance with generally accepted accounting principles (“GAAP”). The Company's management uses this non-GAAP financial information in its analysis of the Company's performance. In this Item 2, information is included which excludes PPP loans, the effect of PPP loans on income and the effect of acquired loans on the provision for loan losses. Management believes the presentation of this non-GAAP financial information provides useful information that is helpful to a full understanding of the Company’s financial position and operating results. This non-GAAP financial information should not be viewed as a substitute for financial information determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP financial information presented by other companies. A reconciliation on non-GAAP information included herein to GAAP is presented at the end of this item under the heading "Reconciliation of Non-GAAP Measures".
EXECUTIVE OVERVIEW
The Company reported net income for the third quarter of 2022 of $10.4 million, or $1.28 diluted EPS, down $4.6 million compared to the third quarter of 2021. Net income for the third quarter of 2021 totaled $15.1 million, or $1.79 diluted EPS. The third quarter of 2022 includes merger expenses related to the acquisition of Friendswood Capital Corporation (“Friendswood”) totaling $41,000, net of taxes. The third quarter of 2021 includes a non-taxable BOLI benefit totaling $1.7 million following the death of a former employee.

For the nine months ended September 30, 2022, the Company reported net income $23.3 million, or $2.84 diluted EPS, down $15.1 million from $38.4 million, or $4.54 diluted EPS, reported for the nine months ended September 30, 2021. The nine months ended September 30, 2022 includes merger expenses related to the acquisition of Friendswood totaling $1.6 million, net of taxes, compared to a net loss on the sale of a banking center totaling $361,000, net of taxes, and a non-taxable BOLI benefit following the death of a former employee totaling $1.7 million for the nine months ended September 30, 2021.

Key components of the Company’s performance during the three and nine months ended September 30, 2022 include:

•Assets increased $229.4 million, or 7.8%, from December 31, 2021 to $3.2 billion at September 30, 2022.
•Total loans were $2.3 billion at September 30, 2022, up $463.2 million, or 25.2%, from December 31, 2021. The loan growth resulted primarily from the addition of Friendswood's loan portfolio, which amounted to $317.5 million on March 26, 2022 (the date of acquisition).
•PPP loans totaled $7.1 million at September 30, 2022, down $36.5 million, or 83.7%, from December 31, 2021.
•During the three and nine months ended September 30, 2022, the Company provisioned $1.7 million and $5.5 million, respectively, to the allowance for loan losses, primarily due to the acquisition of Friendswood's loan portfolio and loan growth. During the three and nine months ended September 30, 2021, the Company recorded a reversal to the allowance for loan losses of $2.4 million and $7.5 million, respectively.
•The ALL totaled $27.4 million, or 1.19% of total loans, at September 30, 2022 compared to $21.1 million, or 1.15% of total loans, at December 31, 2021. Excluding PPP loans, the ratio of the ALL to total loans was 1.19% and 1.17% at September 30, 2022 and December 31, 2021, respectively.
•Nonperforming assets increased $3.0 million, or 20.8%, from $14.5 million, or 0.49% of total assets, at December 31, 2021 to $17.5 million, or 0.55% of total assets, at September 30, 2022. The increase in NPAs was primarily due to NPAs acquired from Friendswood, which amounted to $10.2 million on March 26, 2022 (the date of acquisition), which was partially offset by paydowns and improvements in credit quality of loans.
•Total deposits increased $202.6 million, or 8.0%, from $2.5 billion at December 31, 2021 to $2.7 billion at September 30, 2022. The increase was primarily from the addition of Friendswood''s deposits, which amounted to $368.0 million on March 26, 2022 (the date of acquisition), which was partially offset by a $40.6 million decline in public funds and a $53.1 million decline in surge deposits related to three current customers.
•The Company issued $55.0 million in aggregate principal amount of its 5.75% Fixed-to-Floating Rate Subordinated Notes (the "Notes") due 2032. The Notes were issued at a price equal to 100% of the aggregate principal amount. The carrying value of subordinated debt was $54.0 million at September 30, 2022. The subordinated debt was recorded net of issuance costs of $1.1 million at September 30, 2022.
•The net interest margin was 4.11% and 3.77% for the three and nine months ended September 30, 2022, respectively, down 5 bps and down 24 bps, from the three and nine months ended September 30, 2021, respectively. Excluding the impact of PPP loans, the net interest margin was 4.11% and 3.73% for the three and nine months ended September 30, 2022, respectively, compared to 3.64% and 3.74% for the three and nine months ended September 30, 2021, respectively.
•The average rate paid on total interest-bearing deposits was 0.27% for the third quarter of 2022, which was unchanged from the third quarter of 2021. For the nine months ended September 30, 2022, the average rate paid on total interest-bearing deposits was 0.23%, down 12 bps from the nine months ended September 30, 2021.
•Total interest expense for the third quarter of 2022 was up $998,000, or 77.4%, compared to the third quarter of 2021. For the nine months ended September 30, 2022, total interest expense was down $169,000, or 3.5%, from the comparable period in 2021.
•Noninterest income for the third quarter of 2022 was down $1.9 million, or 35.5%, compared to the third quarter of 2021, primarily due to the receipt in the third quarter of 2021 of a non-taxable BOLI benefit totaling $1.7 million following the death of a former employee. For the nine months ended September 30, 2022, noninterest income was down $2.2 million, or 17.2%, from the comparable period in 2021 primarily due to the absence of the $1.7 million BOLI benefit received in the third quarter of 2021 and a decrease in gains on the sale of loans (down $1.5 million), partially offset by a difference of $477,000 in the gain/loss on the sale of assets.
•Noninterest expense for the third quarter of 2022 was up $4.3 million, or 26.1%, compared to the third quarter of 2021. For the nine months ended September 30, 2022, noninterest expense was up $11.8 million, or 24.0%, from the comparable period in 2021. Noninterest expense includes merger-related expenses, which totaled $60,000 (pre-tax) and $2.0 million (pre-tax) for the three and nine months ended September 30, 2022, respectively. The increase in noninterest expense related primarily to the Friendswood acquisition and the attendant growth of the Company’s employee base as well as the resulting higher occupancy expense, regulatory fees, and data processing costs.

FINANCIAL CONDITION

Loans, Allowance for Credit Losses and Asset Quality

Loans
Total loans at September 30, 2022 were $2.3 billion, up $463.2 million, or 25.2%, from December 31, 2021. The loan growth resulted primarily from the addition of Friendswood's loan portfolio, which amounted to $317.5 million on March 26, 2022 (the date of acquisition). PPP loans, included in commercial and industrial loans, totaled $7.1 million at September 30, 2022, down $36.5 million, or 83.7%, from December 31, 2021. Excluding PPP loans and Friendswood''s acquired loan portfolio, organic loans increased $180.8 million, or 10.1%, from December 31, 2021.
The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

(dollars in thousands)	September 30, 2022	December 31, 2021	Increase/(Decrease)
Real estate loans:
One-to four-family first mortgage	$376,028	$350,843	$25,185	7.2%
Home equity loans and lines	60,624	60,312	312	0.5
Commercial real estate	1,086,656	801,624	285,032	35.6
Construction and land	328,753	259,652	69,101	26.6
Multi-family residential	97,212	90,518	6,694	7.4
Total real estate loans	1,949,273	1,562,949	386,324	24.7%
Other loans:
Commercial and industrial	320,900	244,123	76,777	31.5
Consumer	33,106	33,021	85	0.3
Total other loans	354,006	277,144	76,862	27.7
Total loans	$2,303,279	$1,840,093	$463,186	25.2%

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

At September 30, 2022, the ALL totaled $27.4 million, or 1.19% of total loans, up $6.3 million from $21.1 million, or 1.15% of total loans, at December 31, 2021. During the nine months ended September 30, 2022, the Company provisioned $5.5 million of the allowance loan losses primarily due to the acquisition of Friendswood and loan growth. Net loan charge-offs totaled $655,000 for the nine months ended September 30, 2022.
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
At September 30, 2022 and December 31, 2021, loans individually evaluated for credit losses were $11.1 million and $4.6 million, respectively. Total loans individually evaluated for credit losses at September 30, 2022 included $7.7 million of acquired loans, of which three loans were acquired with deteriorated credit quality in the Friendswood acquisition. At December 31, 2021, loans individually evaluated for credit losses included $1.1 million of acquired loans, of which none were acquired with deteriorated credit quality.

The following tables provide a summary of loans individually evaluated for credit losses as of the dates indicated.

	September 30, 2022
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$112	$32	28.57%
Home equity loans and lines	—	—	—
Commercial real estate	10,692	1,193	11.16
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	244	188	77.05
Consumer	86	—	—
Total	$11,134	$1,413	12.69%

	December 31, 2021
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$—	$—	—%
Home equity loans and lines	—	—	—
Commercial real estate	3,873	247	6.38
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	744	425	57.12
Consumer	—	—	—
Total	$4,617	$672	14.55%

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
At September 30, 2022 and December 31, 2021, loans classified as substandard totaled $20.1 million and $17.5 million, respectively. There were no assets classified as doubtful at either date. For additional information, refer to Note 6 to the Consolidated Financial Statements. The $2.5 million, or 14.3%, increase in substandard loans at September 30, 2022 compared to December 31, 2021 was due primarily to substandard commercial real estate loans acquired from Friendswood, which amounted to $7.7 million at September 30, 2022, partially offset by loan payoffs and improvements in loans.

The following tables provide a summary of loans classified as special mention and substandard as of the dates indicated.

(dollars in thousands)	September 30, 2022	December 31, 2021	Increase/(Decrease)
Special Mention Loans
One- to four-family first mortgage	$1,197	$369	$828	224.4%
Home equity loans and lines	—	—	—	—
Commercial real estate	3,155	2,207	948	43.0
Construction and land	717	575	142	24.7
Multi-family residential	3,312	—	3,312	—
Commercial and industrial	2,380	267	2,113	791.4
Consumer	—	2	(2)	(100.0)
Total special mention loans	$10,761	$3,420	$7,341	214.6%

Special mention loans increased $7.3 million from December 31, 2021 to September 30, 2022 primarily due to downgrades of pass loans to a special mention rating.

(dollars in thousands)	September 30, 2022	December 31, 2021	Increase/(Decrease)
Substandard Loans
One- to four-family first mortgage	$3,018	$3,828	$(810)	(21.2)%
Home equity loans and lines	33	37	(4)	(10.8)
Commercial real estate	13,748	9,837	3,911	39.8
Construction and land	324	247	77	31.2
Multi-family residential	77	—	77	—
Commercial and industrial	2,314	3,395	(1,081)	(31.8)
Consumer	546	202	344	170.3
Total substandard loans	$20,060	$17,546	$2,514	14.3%

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

	September 30, 2022			December 31, 2021
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans(2):
Real estate loans:
One- to four-family first mortgage	$515	$1,948	$2,463	$1,468	$2,107	$3,575
Home equity loans and lines	—	34	34	—	38	38
Commercial real estate	3,145	10,190	13,335	5,316	3,115	8,431
Construction and land	151	176	327	—	258	258
Multi-family residential	—	—	—	—	—	—
Other loans:
Commercial and industrial	253	115	368	291	472	763
Consumer	217	336	553	158	46	204
Total nonaccrual loans	4,281	12,799	17,080	7,233	6,036	13,269
Accruing loans 90 days or more past due	3	—	3	6	—	6
Total nonperforming loans	4,284	12,799	17,083	7,239	6,036	13,275
Foreclosed assets and ORE	14	376	390	1,109	80	1,189
Total nonperforming assets	4,298	13,175	17,473	8,348	6,116	14,464
Performing troubled debt restructurings	4,686	879	5,565	3,867	1,096	4,963
Total nonperforming assets and troubled debt restructurings	$8,984	$14,054	$23,038	$12,215	$7,212	$19,427

Nonperforming loans to total loans			0.74%			0.72%
Nonperforming loans to total assets			0.54%			0.45%
Nonperforming assets to total assets			0.55%			0.49%
(1)Nonaccrual acquired loans include PCD loans of $7.7 million at September 30, 2022. There were no nonaccrual acquired PCD loans at December 31, 2021.
(2)Nonaccrual loans include originated restructured loans placed on nonaccrual totaling $3.3 million and $3.7 million at September 30, 2022 and December 31, 2021, respectively. Acquired restructured loans placed on nonaccrual totaled $4.7 million and $3.5 million at September 30, 2022 and December 31, 2021, respectively.
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

Investment Securities

The Company’s investment securities portfolio totaled $493.8 million as of September 30, 2022, an increase of $164.1 million, or 49.8%, from December 31, 2021. At September 30, 2022, the Company had a net unrealized loss on its available for sale investment securities portfolio of $59.6 million, compared to a net unrealized loss of $653,000 at December 31, 2021.

The following table summarizes activity in the Company’s investment securities portfolio during the nine months ended September 30, 2022.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2021	$327,632	$2,102
Purchases	236,236	—
Acquired from Texan Bank, at fair value	33,411	—
Sales	—	—
Principal maturities, prepayments and calls	(44,692)	(1,000)
Amortization of premiums and accretion of discounts	(849)	(22)
Decrease in market value	(58,980)	—
Balance, September 30, 2022	$492,758	$1,080

Funding Sources

Deposits
Deposits totaled $2.7 billion at September 30, 2022, an increase of $202.6 million, or 8.0%, compared to December 31, 2021. The increase was primarily from the addition of Texan Bank's deposits, which amounted to $368.0 million on March 26, 2022 (the date of acquisition), which was partially offset by a $40.6 million decline in public funds and a $53.1 million decline in surge deposits related to three current customers. The following table summarizes the changes in the Company’s deposits from December 31, 2021 to September 30, 2022.

(dollars in thousands)	September 30, 2022	December 31, 2021	Increase/(Decrease)
Demand deposit	$921,089	$766,385	$154,704	20.2%
Savings	325,594	285,728	39,866	14.0
Money market	452,474	371,478	80,996	21.8
NOW	686,592	792,919	(106,327)	(13.4)
Certificates of deposit	352,675	319,339	33,336	10.4
Total deposits	$2,738,424	$2,535,849	$202,575	8.0%

The average rate paid on interest-bearing deposits was 0.27% for the third quarter of 2022, which remained unchanged compared to the third quarter of 2021.
At September 30, 2022, certificates of deposit maturing within the next 12 months totaled $274.7 million.

Subordinated Debt

On June 30, 2022, The Company issued $55.0 million in aggregate principal amount of its 5.75% Fixed-to-Floating Rate Subordinated Notes due 2032. The Notes were issued at a price equal to 100% of the aggregate principal amount. The Notes have a stated maturity date of June 30, 2032 and bear interest at a fixed rate of 5.75% per year from and including the issue date to but excluding June 30, 2027. From June 30, 2027, the Notes will bear interest at a floating rate equal to the then current three-month term secured overnight financing rate (“SOFR”), plus 282 basis points. The Notes may be redeemed by the Company, in whole or in part, on or after June 30, 2027. The Notes are intended to qualify as Tier 2 capital for regulatory purposes.

The carrying value of subordinated debt was $54.0 million at September 30, 2022. The subordinated debt was recorded net of issuance costs of $1.1 million at September 30, 2022.

Federal Home Loan Bank Advances
The average balance of total FHLB advances was $25.0 million for the third quarter of 2022, down $2.0 million compared to the third quarter of 2021. For the nine months ended September 30, 2022, the average balance of total FHLB advances was $25.4 million, down $2.3 million compared to the nine months ended September 30, 2021. Average total FHLB advances decreased over the comparable periods primarily due to paydowns during the 2022 periods.

At September 30, 2022 and December 31, 2021, the Company had $24.8 million and $26.0 million in total outstanding FHLB advances, respectively, and $1.1 billion and $810.4 million in additional FHLB advances available, respectively.

Shareholders’ Equity
Total shareholders’ equity decreased $35.2 million, or 10.0%, from $351.9 million at December 31, 2021 to $316.7 million at September 30, 2022. Shareholders' equity decreased primarily due to an other comprehensive loss of $43.6 million, share repurchases of $11.3 million and cash dividends of $5.8 million, which were partially offset by net income of $23.3 million during the nine months ended September 30, 2022. Other comprehensive loss primarily reflects the market value of the Company's available for sale securities declining $59.0 million due primarily to the rising interest rate environment during the nine months ended September 30, 2022.
At September 30, 2022, the Bank had regulatory capital amounts that were well in excess of regulatory requirements. The following table presents actual and required capital ratios for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2022 based on the required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$309,547	12.49%	$173,440	7.00%	$161,051	6.50%
Tier 1 risk-based capital	309,547	12.49	210,606	8.50	198,217	8.00
Total risk-based capital	338,210	13.65	260,160	10.50	247,771	10.00
Tier 1 leverage capital	309,547	9.76	126,844	4.00	158,555	5.00

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

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At September 30, 2022, certificates of deposit maturing within the next 12 months totaled $274.7 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of securities available for sale, the Company has significant borrowing capacity available to fund liquidity needs. In recent years, the Company has utilized borrowings as a cost efficient addition to deposits as a source of funds. Borrowings consist of advances from the FHLB of Dallas, of which the Company is a member. Under terms of the collateral agreement with the FHLB, the Company pledges residential mortgage loans and investment securities as well as the Company’s stock in the FHLB as collateral for such advances. For the nine months ended September 30, 2022, the average balance of outstanding FHLB advances was $25.4 million. At September 30, 2022, the Company had $24.8 million in total outstanding FHLB advances and had $1.1 billion in additional FHLB advances available.

Asset/Liability Management
The objective of asset/liability management is to implement strategies for the funding and deployment of the Company’s financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk. Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of September 30, 2022.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	2.5%
+200	1.8%
+100	0.9%
-100	(3.3)%
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
To meet the financing needs of its customers, the Company issues financial instruments which represent conditional obligations that are not recognized, wholly or in part, in the statements of financial condition. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments expose the Company to varying degrees of credit and interest rate risk in much the same way as funded loans. The same credit policies are used in these commitments as for on-balance sheet instruments. At September 30, 2022 and December 31, 2021, the Company's allowance for credit losses on unfunded commitments totaled $2.3 million and $1.8 million, respectively.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of the periods indicated.

	Contract Amount
(dollars in thousands)	September 30, 2022	December 31, 2021
Standby letters of credit	$6,674	$5,075
Available portion of lines of credit	356,464	320,611
Undisbursed portion of loans in process	179,917	142,048
Commitments to originate loans	218,874	153,487

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
RESULTS OF OPERATIONS
Net income for the third quarter of 2022 was $10.4 million, down $4.6 million compared to the third quarter of 2021. Diluted EPS for the third quarter of 2022 was $1.28, down $0.51 compared to the third quarter of 2021.

Net income for the nine months ended September 30, 2022 was $23.3 million, down $15.1 million, compared to the nine months ended September 30, 2021. Diluted EPS for the nine months ended September 30, 2022 was $2.84, down $1.70 compared to the nine months ended September 30, 2021.

The net income for the three and nine months ended September 30, 2022 and 2021 was significantly impacted by the acquisition of Friendswood's loan portfolio, the change in our estimate of the allowance for loan losses over the comparable periods and the recognition of PPP lender fees. During the three and nine months ended September 30, 2022, the Company provisioned $1.7 million and $5.5 million, respectively, to the allowance for loan losses primarily due to loan growth and the acquisition of Friendswood. During the three and nine months ended September 30, 2021, the Company reversed $2.4 million and $7.5 million, respectively, from the allowance for loan losses. The Company recognized $108,000 and $1.2 million of deferred PPP lender fees during the three and nine months ended September 30, 2022, respectively, compared to $4.4 million and $9.4 million, respectively, during the comparable periods in 2021.

Net Interest Income
Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 3.95% and 4.05% for the quarters ended September 30, 2022 and 2021, respectively, and 3.65% and 3.89% for the nine months ended September 30, 2022 and 2021, respectively.

Net interest income totaled $32.0 million for the third quarter of 2022, up $4.8 million, or 17.8%, compared to the third quarter of 2021. For the nine months ended September 30, 2022, net interest income totaled $84.7 million, up $8.4 million, or 11.0%, compared to the nine months ended September 30, 2021.

Loan income from deferred PPP lender fees totaled $108,000 for the third quarter of 2022, down $4.3 million, or 97.5%, compared to the third quarter of 2021. For the nine months ended September 30, 2022, loan income from PPP lender fees totaled $1.2 million, down $8.2 million from the comparable period in 2021. Unrecognized PPP lender fees totaled $103,000 at September 30, 2022.

The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.11% and 4.16% for the quarters ended September 30, 2022 and 2021, respectively. For the same periods, the average loan yield was 5.17% and 5.60%, respectively. PPP loans did not significantly impact the net interest margin and the average loan yield during the third quarter of 2022. During the third quarter of 2021, PPP loans increased the net interest margin by 52 bps and increased the average loan yield by 60 bps. Excluding the impact of PPP loans, the net interest margin and the average loan yield increased by 47 and 17 bps, respectively, over the comparable quarters.

The net interest margin for the nine months ended September 30, 2022 and 2021 was 3.77% and 4.01%, respectively. For the same periods, the average loan yield was 5.01% and 5.25%, respectively. PPP loans increased the the net interest margin by four bps and the average loan yield by four bps during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, PPP loans increased the net interest margin by 27 bps and the average loan yield by 22 bps. Excluding the impact of PPP loans, the net interest margin and the average loan yield decreased by one and six bps, respectively, over the comparable year-to-date periods.

Average PPP loans were $9.4 million and $144.6 million for the third quarters of 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, average PPP loans were $18.7 million and $203.5 million, respectively.

Acquired loan discount accretion included in interest income totaled $847,000 and $556,000 for the quarters ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, acquired loan discount accretion included in interest income totaled $2.2 million and $1.9 million, respectively.

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

	Three Months Ended September 30,
	2022			2021
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$2,265,846	$29,859	5.17%	$1,896,808	$27,045	5.60%
Investment securities
Taxable	504,241	2,812	2.23	259,282	1,108	1.71
Tax-exempt (TE)	28,059	146	2.64	19,168	81	2.13
Total investment securities	532,300	2,958	2.25	278,450	1,189	1.74
Other interest-earning assets	262,127	1,447	2.19	388,723	189	0.19
Total interest-earning assets (TE)	3,060,273	$34,264	4.41	2,563,981	$28,423	4.36
Noninterest-earning assets	205,634			192,372
Total assets	$3,265,907			$2,756,353
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,522,350	$876	0.23%	$1,312,131	$605	0.18%
Certificates of deposit	371,925	394	0.42	332,916	515	0.61
Total interest-bearing deposits	1,894,275	1,270	0.27	1,645,047	1,120	0.27
Other borrowings	5,539	53	3.80	5,539	53	3.80
Subordinated debt	53,943	859	6.37	—	—	—
Short-term FHLB advances	—	—	—	—	—	—

	Three Months Ended September 30,
	2022			2021
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Long term FHLB advances	24,977	105	1.68	27,011	116	1.72
Total interest-bearing liabilities	1,978,734	$2,287	0.46	1,677,597	$1,289	0.31
Noninterest-bearing liabilities	952,120			736,567
Total liabilities	2,930,854			2,414,164
Shareholders’ equity	335,053			342,189
Total liabilities and shareholders' equity	$3,265,907			$2,756,353
Net interest-earning assets	$1,081,539			$886,384
Net interest spread (TE)		$31,977	3.95%		$27,134	4.05%
Net interest margin (TE)			4.11%			4.16%
(1)Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process.

	Nine Months Ended September 30,
	2022			2021
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$2,107,871	$79,834	5.01%	$1,949,004	$77,362	5.25%
Investment securities
Taxable	433,270	6,576	2.02	252,309	3,069	1.62
Tax-exempt (TE)	23,325	338	2.45	19,967	262	2.22
Total investment securities	456,595	6,914	2.05	272,276	3,331	1.67
Other interest-earning assets	414,122	2,587	0.84	296,233	421	0.19
Total interest-earning assets (TE)	2,978,588	$89,335	3.97	2,517,513	$81,114	4.27
Noninterest-earning assets	202,022			189,256
Total assets	$3,180,610			$2,706,769
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,523,033	$2,079	0.18%	$1,289,759	$2,328	0.24%
Certificates of deposit	365,584	1,187	0.43	342,167	1,928	0.75
Total interest-bearing deposits	1,888,617	3,266	0.23	1,631,926	4,256	0.35
Other borrowings	5,624	160	3.80	5,594	159	3.81
Subordinated debt	18,436	859	6.22	—	—	—
Short-term FHLB advances	—	—	—	—	—	—
Long term FHLB advances	25,396	321	1.69	27,706	360	1.73
Total interest-bearing liabilities	1,938,073	$4,606	0.32	1,665,226	$4,775	0.38
Noninterest-bearing liabilities	902,920			707,117
Total liabilities	2,840,993			2,372,343
Shareholders’ equity	339,617			334,426
Total liabilities and shareholders' equity	$3,180,610			$2,706,769
Net interest-earning assets	$1,040,515			$852,287
Net interest spread (TE)		$84,729	3.65%		$76,339	3.89%
Net interest margin (TE)			3.77%			4.01%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022 Compared to 2021			2022 Compared to 2021
	Change Attributable To			Change Attributable To
(dollars in thousands)	Rate	Volume	Increase/ (Decrease)	Rate	Volume	Increase/ (Decrease)
Interest income:
Loans receivable	$(1,698)	$4,512	$2,814	$56	$2,416	$2,472
Investment securities	518	1,251	1,769	1,548	2,035	3,583
Other interest-earning assets	1,638	(380)	1,258	1,296	870	2,166
Total interest income	458	5,383	5,841	2,900	5,321	8,221
Interest expense:
Savings, checking and money market accounts	169	102	271	(287)	38	(249)
Certificates of deposit	(171)	50	(121)	(530)	(211)	(741)
Other borrowings	—	—	—	—	1	1
Subordinated debt	—	859	859	—	859	859
FHLB advances	(2)	(9)	(11)	(16)	(23)	(39)
Total interest expense	(4)	1,002	998	(833)	664	(169)
Increase (decrease) in net interest income	$462	$4,381	$4,843	$3,733	$4,657	$8,390

Noninterest Income
Noninterest income for the third quarter of 2022 totaled $3.5 million, down $1.9 million, or 35.5%, from $5.4 million earned for the same period in 2021. Noninterest income for the nine months ended September 30, 2022 totaled $10.5 million, down $2.2 million, or 17.2%, from $12.7 million earned for the same period in 2021.
Gains on the sale of loans for the third quarter of 2022 were down $337,000, or 81.2%, from the comparable period in 2021. The origination of mortgage loans held for sale continued declining in the third quarter of 2022 reflecting, in part, the rising interest rate environment. For the nine months ended September 30, 2022, gains on the sale of loans were down $1.5 million or 70.1% from the comparable period in 2021.
The net gain on the sale of assets totaled $18,000 and $17,000 for the three and nine months ended September 30, 2022. This was up $21,000 and $477,000, respectively, from the net losses recorded for three and nine months ended September 30, 2021. During the second quarter of 2021, the Company sold and leased back one of its Mississippi branch locations. The sale transferred control to the buyer-lessor and all losses were recognized at the time of the sale.
Income from service fees and charges for the third quarter of 2022 was up $40,000, or 3.2%, from the third quarter of 2021. For the nine months ended September 30, 2022, income from service fees and charges was up $244,000, or 7.0%. The change in income from service fees and charges over the three and nine month periods was primarily due to the change in income from overdraft fees on deposit accounts.
Income from bank-owned life insurance for the third quarter of 2022 was down $1.7 million. or 88.1%, from the third quarter of 2021 and down $1.7 million. or 72.4%, from the nine months ended September 2021 due to a non-taxable BOLI benefit totaling $1.7 million we recognized following the death of a former employee in the third quarter of 2021.
Income from bank card fees for the three and nine months ended September 30, 2022 was up $104,000, or 6.8% and $297,000, or 6.7%, respectively, from the comparable period in 2021 primarily due to increased transaction activity by our cardholders.

Noninterest Expense

Noninterest expense for the third quarter of 2022 totaled $20.7 million, up $4.3 million, or 26.1%, from the third quarter of 2021. Noninterest expense for the third quarter of 2022 includes merger-related expenses totaling $60,000 (pre-tax). The increase in noninterest expense related primarily to the Friendswood acquisition and the attendant growth of the Company’s employee base as well as the resultant higher occupancy expense and data processing costs.

Noninterest expense for the nine months ended September 30, 2022 totaled $60.7 million, up $11.8 million, or 24.0%, from the same period in 2021. Noninterest expense includes merger-related expenses for the Friendswood acquisition totaling $2.0 million (pre-tax) for the nine months ended September 30, 2022. Other noninterest expense for the nine months ended September 30, 2022 was up $850,000, or 30.7%, from the comparable period in 2021 primarily due to charge offs related to fraud on deposit accounts. The increase in noninterest expense for the comparable period related primarily to the Friendswood acquisition and the attendant growth of the Company’s employee base as well as the resultant higher occupancy expense and data processing costs.
Income Taxes
Income tax expense for the three and nine months ended September 30, 2022 totaled $2.6 million and $5.7 million, respectively, compared to $3.4 million and $9.2 million for the three and nine months ended September 30, 2021, respectively. The decrease in income tax expense over the comparable periods were primarily due to decreases in taxable earnings.

The Company's effective tax rates for the third quarters of 2022 and 2021 were 19.9% and 18.5%, respectively. The effective tax rate decreased over the comparable three-month periods primarily due to an increase in non-taxable earnings from bank-owned life insurance during 2021. For the nine months ended September 30, 2022 and 2021, the Company's effective tax rates were 19.8% and 19.4%, respectively.
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
Financial Condition

(dollars in thousands)	September 30, 2022	December 31, 2021
Total loans	$2,303,279	$1,840,093
Less: PPP loans	7,094	43,637
Less: Friendswood loan portfolio	318,907
Total loans excluding PPP loans	$1,977,278	$1,796,456

Allowance for loan losses to total loans	1.19%	1.15%
Less: PPP loans	—	0.02
Non-GAAP allowance for loan losses to total loans	1.19%	1.17%

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Reported loan income	$29,859	$27,045	$79,834	$77,362
Less: PPP loan income	132	4,742	1,333	11,007
Loan income excluding PPP loan income	$29,727	$22,303	$78,501	$66,355

Provision (reversal) for loan losses	$1,696	$(2,385)	$5,502	$(7,513)
Less: CECL impact for acquisition	—	—	3,802	—
Provision reversal for organic loans	$1,696	$(2,385)	$1,700	$(7,513)

Average total loans	$2,265,846	$1,896,808	$2,107,871	$1,949,004
Less: average PPP loans	9,431	144,626	18,660	203,506
Average total loans excluding PPP loans	$2,256,415	$1,752,182	$2,089,211	$1,745,498

Loan yield	5.17%	5.60%	5.01%	5.25%
Impact of PPP loans	—	(0.60)	(0.04)	(0.22)
Loan yield excluding PPP loans	5.17%	5.00%	4.97%	5.03%

Net interest margin	4.11%	4.16%	3.77%	4.01%
Impact of PPP loans	—	(0.52)	(0.04)	(0.27)
Net interest margin excluding PPP loans	4.11%	3.64%	3.73%	3.74%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at September 30, 2022 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Not applicable.

Item 1A.	Risk Factors.
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission.
.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds.
The Company’s purchases of its common stock made during the quarter ended September 30, 2022 consisted of stock repurchases under the Company’s approved plans and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
July 1 – July 31, 2022	35,451	$35.68	35,451	238,603
August 1 – August 31, 2022	5,160	38.60	5,160	233,443
September 1 – September 30, 2022	36,410	38.18	36,410	197,033
Total	77,021	$37.06	77,021	197,033
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

HOME BANCORP, INC.

November 4, 2022	By:	/s/ John W. Bordelon
John W. Bordelon
Chairman of the Board, President and Chief Executive Officer

November 4, 2022	By:	/s/ David T. Kirkley
David T. Kirkley
Senior Executive Vice President and Chief Financial Officer

November 4, 2022	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank, N. A. Senior Vice President and Director of Financial Management