Form 10-K
period 2022-12-31
HOME BANCORP, INC.
filed 2023-03-09
CIK 1436425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the 7,540,304 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $34.13 for the common stock on June 30, 2022, as reported by the Nasdaq Stock Market, was approximately $257.4 million. Shares of common stock held by the registrant’s executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of common stock outstanding as of March 7, 2023: 8,290,505.

DOCUMENTS INCORPORATED BY REFERENCE
Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:
Portions of the definitive Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

HOME BANCORP, INC.
2022 ANNUAL REPORT ON FORM 10-K

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

ACL	–	Allowance for credit losses	ESOP	–	Employee Stock Ownership Plan
ALL	–	Allowance for loan losses	FDIC	–	Federal Deposit Insurance Corporation
AOCI	–	Accumulated other comprehensive income	FASB	–	Financial Accounting Standards Board
ASC	–	Accounting Standards Codification	FHLB	–	Federal Home Loan Bank
ASU	–	Accounting Standards Update	FRB or Federal Reserve	–	Board of Governors of the Federal Reserve System
Bank	–	Home Bank, N.A., a wholly-owned subsidiary of the Company	GAAP	–	Generally Accepted Accounting Principles in the United States of America
BOLI	–	Bank-owned life insurance	NMTC	–	New Markets Tax Credit(s)
bps	–	basis points, 100 basis points being equal to 1.0%	OCC	–	Office of the Comptroller of the Currency
C&D	–	Construction and land	OCI	–	Other comprehensive income
C&I	–	Commercial and industrial	ORE	–	Other real estate
CAA	–	Consolidated Appropriations Act	PCD	–	Purchased credit deteriorated
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act	PCI	–	Purchased credit impaired
CBLR	–	Community bank leverage ratio	PPP	–	Paycheck Protection Program
CECL	–	Current expected credit losses	RRP	–	Recognition and Retention Plan
CFPB	–	Consumer Financial Protection Bureau	SBA	–	Small Business Association
Company	–	Home Bancorp, Inc., a Louisiana corporation and the holding company for Home Bank, N.A.	SBIC	–	Small Business Investment Company
COVID-19	–	The novel coronavirus	SEC	–	U.S. Securities and Exchange Commission
CRA	–	Community Reinvestment Act	SMB	–	St. Martin Bancshares, an entity the Company acquired on December 6, 2017
CRE	–	Commercial real estate	TDR	–	Troubled debt restructuring
Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act	TE	–	Taxable equivalent
EPS	–	Earnings per common share	U.S.	–	United States

Forward-Looking Statements
This Annual Report on Form 10-K contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder). Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Home Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or words of similar meaning or future or conditional terms such as “will,” “would,” “should,” “could,” “may,” “likely,” “probably” or “possibly.” Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumptions, many of which are difficult to predict and generally are beyond the control of Home Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows or real estate values; (2) the levels of noninterest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Home Bancorp, Inc. is or will be doing business, being less favorable than expected; (6) political and social unrest, including acts of war or terrorism; (7) failure to fully realize all the benefits we anticipate in connection with any future acquisitions of other institutions or our assumptions made in connection therewith being inaccurate; (8) the COVID-19 pandemic; (9) cyber incidents or other failures, disruptions or security beaches; or (10) legislation or changes in regulatory requirements adversely affecting the business of Home Bancorp, Inc. Home Bancorp, Inc. undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.
The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

PART I
Item 1.    Business.
General. Home Bancorp, Inc. (the “Company”) is a Louisiana corporation and the holding company for Home Bank, N.A. (the “Bank”). The Bank, which is headquartered in Lafayette, Louisiana and is a wholly-owned subsidiary of the Company, currently conducts business through 43 banking offices in the Acadiana, Baton Rouge, Greater New Orleans and Northshore (of Lake Pontchartrain) regions of south Louisiana, the Natchez region of west Mississippi and Houston region of Texas.
The Company is subject to regulation as a bank holding company by the Board of Governors of the Federal Reserve System (the “FRB” or the “Federal Reserve”). The Bank established HB Investment Fund I, LLC and HB Investment Fund II, LLC, wholly-owned subsidiaries of the Bank to invest in New Markets Tax Credits (“NMTC”) and Federal Tax Credits ("FTC") in our market areas.
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
The Company’s headquarters is located at 503 Kaliste Saloom Road, Lafayette, Louisiana, and our telephone number is (337) 237-1960. We maintain a website at www.home24bank.com, and we provide our customers with online banking services. Filings of the Company made with the U.S. Securities and Exchange Commission ("SEC") are available, without charge, on our website. They are also available to the public at the SEC’s website at https://www.sec.gov. Information on our website should not be considered a part of this Annual Report on Form 10-K.
Human Capital Resources
At December 31, 2022, we had 475 full-time employees and nine part-time employees. None of our employees are represented by a collective bargaining group, and we believe that the Company's relationship with its employees is good. We believe our ability to attract and retain employees is a key to the Bank's success.
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
We value and promote diversity and inclusion in every aspect of our business and at every level within the Company. We recruit, hire, and promote employees based on their individual ability and experience and in accordance with Affirmative Action and Equal Employment Opportunity laws and regulations. Our policy is that we do not discriminate on the basis of race, color, religion, sex, gender, sexual orientation, ancestry, pregnancy, medical condition, age, marital status, national origin, citizenship status, disability veteran status, gender identity, genetic information, or any other status protected by law.

Market Area and Competition
The Bank has four primary market areas across south Louisiana: Acadiana, Baton Rouge, Greater New Orleans, and the Northshore (of Lake Pontchartrain), currently, one primary market area in each of Natchez, Mississippi and the Houston, Texas area. Since completing its initial public offering of stock in October 2008, the Company has acquired six other financial institutions. On March 26, 2022 the Company completed the acquisition of Friendswood Capital Corporation ("Friendswood"), the former holding company of Texan Bank, N.A. ("Texan Bank") of Houston, Texas, expanding the Company's market area to Houston. The Bank currently operates 19 banking offices in Acadiana, four banking offices in Baton Rouge, six banking offices in the Greater New Orleans area, six banking offices in the Northshore region, three banking offices in Natchez, and five banking offices in the Houston area. In January 2022, we sold the Bank's former branch office in Vicksburg, Mississippi, and transferred approximately $2.8 million in loans and $14.7 million in deposit liabilities from that office. For additional information on our acquisition activity, see Part II, Item 7 in this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisition Activity.”
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

Regulation of Home Bancorp, Inc.
The Company is a bank holding company, subject to regulation, supervision and examination by the Federal Reserve. The Federal Reserve has enforcement authority with respect to the Company similar to that of the OCC over the Bank. Applicable federal law and regulations limit the activities of the Company and require the approval of the Federal Reserve for any acquisition of a subsidiary, including another financial institution or holding company thereof, or a merger or acquisition of the Company. The Company must serve as a source of financial and managerial strength for the Bank, maintaining the ability to provide financial assistance if the Bank suffers financial distress. These and other Federal Reserve policies may restrict the Company’s ability to pay dividends. In addition, dividends from the Company may depend, in part, upon its receipt of dividends from the Bank. If the Company does not have the required capital conservation buffer or otherwise meet its capital requirements, its ability to pay dividends to its stockholders will be limited.
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
Insurance of Accounts. The deposits of the Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. government. The Dodd-Frank Act permanently increased deposit insurance on most separately insured deposit relationship category to $250,000. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against insured institutions.
The FDIC assesses deposit insurance premiums on the assessment base of a depository institution, which is the average total assets reduced by the amount of its average tangible equity. Under the current rules, when the reserve ratio for the Deposit Insurance Fund for the prior assessment period reaches, or is greater than 2.0% and less than 2.5%, assessment rates will range from two basis points to 28 basis points and when the reserve ratio for the prior assessment period is greater than 2.5%, assessment rates will range from one basis-point to 25 basis points. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. As of December 31, 2022, assessment rates ranged from three basis points to 30 basis points for all institutions, subject to adjustments for unsecured debt issued by the institution, unsecured debt issued by other FDIC-insured institutions, and brokered deposits held by the institution.
Extraordinary growth in insured deposits during the first and second quarters of 2020 caused the Deposit Insurance Fund reserve ratio to decline below the statutory minimum of 1.35 percent as of June 30, 2020. In September 2020, the FDIC Board of Directors adopted a Restoration Plan to restore the reserve ratio to at least 1.35 percent within eight years, absent extraordinary circumstances, as required by the Federal Deposit Insurance Act. The Restoration Plan maintained the assessment rate schedules in place at the time and required the FDIC to update its analysis and projections for the deposit insurance fund balance and reserve ratio at least semiannually.
In the semiannual update for the Restoration Plan in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35 percent by September 30, 2028, the statutory deadline to restore the reserve ratio. Based on this update, the FDIC Board approved an Amended Restoration Plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules uniformly by 2 basis points, applicable to all insured depository institutions.
In October 2022, the FDIC Board finalized the increase with an effective date of January 1, 2023, applicable to the first quarterly assessment period of 2023. The revised assessment rate schedules are intended to increase the likelihood that the reserve ratio of the Deposit Insurance Fund reaches the statutory minimum level of 1.35 percent by September 30, 2028.
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
Regulatory Capital Requirements. Current OCC capital standards require these institutions to satisfy a common equity Tier 1 capital requirement, a leverage capital requirement and a risk-based capital requirement. The common equity Tier 1 capital component generally consists of retained earnings and common stock instruments and must equal at least 4.5% of risk-weighted assets. Leverage capital, also known as “core” capital, must equal at least 4.0% of adjusted total assets.. Core capital generally consists of common stockholders’ equity (including retained earnings). Under the risk-based capital requirement, “total” capital (a combination of core and “supplementary” capital) must equal at least 8.0% of “risk-weighted”

assets. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain a capital conservation buffer consisting of additional Tier 1 Common Equity Capital greater than 2.5% of risk weighted assets above the required minimum risk-based capital levels. The OCC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.
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
At December 31, 2022, the Bank exceeded all of its regulatory capital requirements, with Tier 1, Tier 1 common equity, Tier 1 common equity (to risk-weighted assets) and total risk-based capital ratios of 10.43%, 12.43%, 12.43% and 13.63%, respectively.
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
As of December 31, 2022, the Bank was deemed a well-capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.
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
The Community Reinvestment Act requires all institutions insured by the Federal Deposit Insurance Corporation to publicly disclose their rating. The Bank received an “Outstanding” Community Reinvestment Act rating in its most recent federal examination.
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
In addition, Sections 22(g) and (h) of the Federal Reserve Act, place restrictions on loans to executive officers, directors and principal shareholders of a national bank and its affiliates. Under Section 22(h), loans to a director, an executive officer, a greater than 10% shareholder of a national bank and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, a national bank’s loans to one borrower limit (generally equal to 15% of the bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to any director, executive officer or principal shareholder or certain affiliated interests of either, over other employees of the national bank. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a national bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. The Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act, and as of December 31, 2022 was in compliance with the above restrictions.
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

Commercial Real Estate Lending Concentrations. The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the FDIC and other bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:
•Total reported loans for construction, land development and other land represent 100% or more of the bank’s total regulatory capital; or
•Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total regulatory capital and the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.
The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy.
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
Federal Home Loan Bank System. The Bank is a member of the FHLB of Dallas, which is one of 11 regional FHLBs that administer the home financing credit function of various financial institutions. The FHLBs provides financial institutions additional strength to serve their communities through financial services to support its mission of affordable housing and economic development. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. As of December 31, 2022, the Bank had $176.2 million of FHLB advances and $937.4 million available on its line of credit with the FHLB.
As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 0.4% of its total assets in Class B-1 stock and activity-based investment of Class B-2 stock equal to 4.1% of its advances outstanding and 2.0% of acquired members advances currently on the Bank’s balance sheet. As of December 31, 2022, the Bank had $8.5 million in FHLB stock, which was in compliance with this requirement.
Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. Effective March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent.
Privacy and Cyber Security. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions’ own products and services.
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
Risks Related to the COVID-19 Pandemic
The long-term macroeconomic effects of the COVID-19 pandemic and any future pandemic or epidemic could have an adverse impact on our financial performance and results of operations.
Outbreaks of contagious disease, including COVID-19, or other adverse public health developments in the U.S. or worldwide could have a material adverse effect on our business, financial condition and results of operations. While many of the direct impacts of the COVID-19 pandemic have eased, the longer-term macroeconomic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loans. Moreover, with the potential for new strains of existing viruses to emerge, or other pandemics or epidemics, governments and businesses may re-impose aggressive measures to help slow its spread in the future.
Long-term macroeconomic effects from a pandemic or epidemic, including from supply and labor shortages, workforce reductions in response to challenging economic conditions, or shifts in demand for real estate may have an adverse impact on our portfolio which includes loans collateralized by office, hotel, and other asset classes that are particularly negatively impacted by such supply and labor issues. The impact of such long-term effects may disproportionally affect certain asset classes and geographic areas. For example, many businesses increasingly permit employees to work from home and make use of flexible work schedules, open workplaces, videoconferences and teleconferences, which could have a longer-term impact on the demand for both office space and hotel rooms for business travel, which could adversely affect our investments in assets secured by office or hotel properties. While we believe the principal amount of our loans are generally adequately protected by underlying property value, there can be no assurance that we will realize the entire principal amount of certain investments.
The full extent of the impact and effects of COVID-19, and any future pandemics or epidemics, will depend on future developments, including, among other factors, how rapidly variants develop, availability, acceptance and effectiveness of vaccines along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. COVID-19, or any future pandemics or epidemics, and resulting impacts on the financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, results of operations and ability to pay distributions.
Risks Related to Our Lending Activities
There are increased risks involved with commercial real estate, including multi-family residential, commercial and industrial and construction and land lending activities.
Our lending activities include loans secured by commercial real estate and commercial and industrial loans. Our commercial and industrial loans, multi-family residential loans, and commercial real estate loans increased by an aggregate of 118.5%, 84.7% and 79.9% respectively, from December 31, 2018 through December 31, 2022. Excluding PPP loans, our commercial and industrial loans increased by an aggregate of 114.6% over the same time period. Generally, multi-family residential, commercial and industrial and commercial real estate lending involve a higher degree of risk than single-family residential lending due to a variety of factors. Due to the larger loan balances typically involved in these loans, an adverse development with respect to one loan or one borrower relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. As of December 31, 2022, the largest outstanding balances of our commercial and industrial, multi-family residential and commercial real estate loans were $18.6 million, $11.0 million and $21.8 million respectively. If a large loan were to become non-performing, as we have experienced in the past, it can have a significant impact on our results of operations. Because we intend to continue our growth in multi-family residential, commercial and industrial and commercial real estate loans, our credit risk exposure may increase and we may need to make additional provisions to our allowance for loan losses, which could adversely affect our future results of operations.
In addition to commercial and industrial, multi-family residential loans, and commercial real estate, the Bank holds a significant portfolio of construction and land loans. As of December 31, 2022, the Bank’s construction and land loans amounted to $313.2 million, or 12.9% of our loan portfolio. Construction and land loans generally have a higher risk of loss than single-family residential mortgage loans due primarily to the critical nature of the initial estimates of a property’s value upon completion of construction compared to the estimated costs, including interest, of construction as well as other assumptions. If the estimates upon which construction loans are made prove to be inaccurate, we may be confronted with projects that, upon completion, have values which are below the loan amounts. If the Bank is forced to liquidate the collateral associated with such loans at values less than the remaining loan balance, it could have a significant impact on our results of operations.
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
Risks Related to Our Market Areas
Our business is geographically concentrated in south Louisiana, southeast Texas and west Mississippi, which are areas where the oil and gas industry has a significant presence. Reductions in prices in crude oil and gas, among other factors, could cause a downturn in the local economy, which could adversely affect the Company’s financial condition and results of operations.
Most of our loans are to individuals and businesses located in south Louisiana, west Mississippi and the Houston, Texas region. The oil and gas industry has a significant presence in the market areas in which we operate. Regional economic conditions affect the demand for our products and services as well as the ability of our customers to repay loans. While crude oil prices have rebounded since the Spring of 2020, global markets for oil and gas were disrupted by the COVID-19 pandemic. Continued fluctuations in crude oil prices could adversely affect our operations and economic conditions in some of our markets during 2023 and future periods, which could adversely affect our future results of operations. Although the Company attempts to mitigate risk by diversifying its borrower base, approximately $75.2 million, or 3.1% of the Company’s loan portfolio, at December 31, 2022 was comprised of loans to borrowers in the oil and gas industry (which is also referred to as the “energy sector”). We had an additional $37.8 million in unfunded loan commitments to companies in the energy sector at such date. At December 31, 2022, $1.4 million of our loans in the energy sector were on nonaccrual status, and $1.0 million of our total allowance for loan losses was attributable to energy sector loans. Historically, the oil and gas industry has been an important factor in the local economy in our Acadiana and Natchez markets as well as the Houston market. If oil prices decline, it could have an adverse effect on our customers resulting in increased levels of nonperforming loans, provisions for loan losses and expense associated with loan collection efforts.
A natural disaster, especially one affecting our market areas, could adversely affect the Company’s financial condition and results of operations.
Since a considerable portion of our business is conducted in south Louisiana and southeast Texas, most of our credit exposure is in that area. Historically, south Louisiana has been vulnerable to natural disasters, including hurricanes and floods. Natural disasters could harm our operations directly through interference with communications, which would prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our loan portfolio, as uninsured or underinsured losses, including losses from business disruption, may reduce our borrowers’ ability to repay their loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural disasters in our market areas could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
While we are not aware of any specific factors indicating a deficiency in the amount of our allowance for credit losses, in light of the current economic environment, one of the most pressing issues faced by financial institutions is the adequacy of their allowance for credit losses. Federal bank regulators routinely scrutinize the level of the allowance for credit losses maintained by regulated institutions. In the event that we have to increase our allowance for credit losses beyond current levels, it would have an adverse effect on our results in future periods. As of December 31, 2022, our allowance for loan losses amounted to $29.3 million, or 1.21% of total loans and our total allowance for credit losses amounted to $31.4 million, or 1.29% of total loans. See Note 2 to the Consolidated Financial Statements for a detailed discussion of the Company's methodologies for estimating expected credit losses.
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
Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 2.    Properties.
We currently conduct business from 19 banking offices in Acadiana, four banking offices in Baton Rouge, six banking offices in Greater New Orleans, six banking offices in the Northshore (of Lake Pontchartrain) region of Louisiana, three banking offices in Natchez, Mississippi, and five banking offices in the Houston area. The Bank owns 34 of its 43 banking offices. The Bank leases the land for one banking office in our Northshore market, and leases one banking office in Acadiana, Baton Rouge, Mississippi and Greater New Orleans, respectively and five banking centers in the Houston market.
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
Item 4.    Mine Safety Disclosures.
Not applicable
PART II
Item 5.     Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)Home Bancorp, Inc.’s common stock is listed on the Nasdaq Global Select Market under the symbol “HBCP”. The common stock commenced trading on the Nasdaq Stock Market on October 3, 2008. As of the close of business on December 31, 2022, there were 8,286,084 shares of common stock outstanding, held by approximately 634 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following graph shows a comparison of the cumulative total returns for the common stock of Home Bancorp, Inc., the Nasdaq Composite Index, and the S&P US Small Cap Banks Index for the period beginning December 31, 2017 and ending December 31, 2022. The graph below represents $100 invested in our common stock at its closing price on December 31, 2017.

Total Return Performance
250
200
150
100
50
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Home Bancorp, Inc.
NASDAQ Composite
S&P US Small Cap Banks

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Home Bancorp, Inc.	100.00	83.29	94.34	69.61	105.79	104.46
NASDAQ Composite	100.00	95.47	129.10	185.44	225.10	150.59
S&P US Small Cap Banks	100.00	83.44	104.69	95.08	132.36	116.69
The stock price information shown above is not necessarily indicative of future price performance. Information used was obtained from S&P Global Market Intelligence, Charlottesville, Virginia. The Company assumes no responsibility for any errors or omissions in such information.
The Company did not sell any of its equity securities during 2022 that were not registered under the Securities Act of 1933.
For information regarding the Company’s equity compensation plans, see Item 12.
(b)Not applicable.
(c)On October 26, 2021, the Company announced the approval of a new repurchase program (the "2021 Repurchase Plan"). Under the 2021 Repurchase Plan, the Company may purchase up to 430,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions. Shares repurchases under the 2021 Repurchase Plan commenced upon the completion of the Company's 2020 Repurchase Plan in the first quarter of 2022. The Company’s purchases of its common stock made during the fourth quarter of 2022 (which were made pursuant to the 2021 Repurchase Plan) are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2022	—	$—	—	197,033
November 1 - November 30, 2022	—	—	—	197,033
December 1 - December 31, 2022	1,315	42.84	1,315	195,718
Total	1,315	$42.84	1,315	195,718
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
EXECUTIVE OVERVIEW
The Company reported net income for 2022 of $34.1 million, or $4.16 diluted EPS compared to $48.6 million, or $5.77 diluted EPS, reported for 2021. Key components of the Company's performance in 2022 are summarized below.
The Company’s financial condition and income as of and for the period ended December 31, 2022 were impacted by the acquisition of Friendswood Capital Corporation (“Friendswood”), the former holding company of Texan Bank, N.A. (“Texan Bank”) of Houston, Texas, on March 26, 2022. As a result of the acquisition, the Company acquired assets of $413.9 million, which included loans of $317.5 million, and $368.0 million in deposits and goodwill of $23.0 million. Shareholders of Friendswood received $15.34 per share in cash, yielding an aggregate purchase price of $64.9 million. The Company incurred $2.0 million and $299,000 in pre-tax merger-related expenses during the years ended December 31, 2022 and December 31, 2021, respectively See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisition of Friendswood.
•Assets increased $290.0 million, or 9.9%, from December 31, 2021 to $3.2 billion at December 31, 2022. The increase was primarily the result of the Friendswood acquisition.
•Loans increased by $590.7 million, or 32.1%, from December 31, 2021 to $2.4 billion at December 31, 2022. Excluding PPP loans, loans increased by $627.6 million, or 34.9%. The increase in loans was due to the Friendswood acquisition and organic loan growth.
•During the year ended December 31, 2022, the Company provisioned $7.5 million of the allowance for loan losses compared to a $10.2 million reversal for the year ended December 31, 2021. The provision charged in 2022 was primarily the result of the acquisition of Friendswood and organic loan growth. The provision charged in 2022 included $3.8 million for loans acquired in the Friendswood acquisition.
•The ALL totaled $29.3 million, or 1.21% of total loans, at December 31, 2022. The ACL, which is comprised of the allowance for loan losses plus the allowance for unfunded lending commitments, totaled $31.4 million, or 1.29% of total loans, at December 31, 2022.
•Total deposits increased $97.3 million, or 3.8%, from December 31, 2021 to $2.6 billion at December 31, 2022 Excluding the deposits assumed from Friendswood, core deposits decreased $166.1 million, or 7.5%, while certificates of deposit decreased $104.5 million, or 32.7%, primarily due to customers deploying excess cash, deposit attrition, as well as one customer transferring approximately $54.0 million in public funds to another fiscal agent.
•The Company issued $55.0 million in aggregate principal amount of its 5.75% Fixed-to-Floating Rate Subordinated Notes (the "Notes") due 2032. The Notes were issued at a price equal to 100% of the aggregate principal amount. The carrying value of subordinated debt was $54.0 million at December 31, 2022. The subordinated debt was recorded net of issuance costs of $1.1 million at December 31, 2022, which is being amortized using the straight-line method over five years.

•The Company repurchased 288,350 shares of common stock at an average price of $39.30 per share.
•The net interest margin was 3.92% for the year ended December 31, 2022, up 4 bps compared to 2021, primarily due to an increase in the average yield earned on interest-earning assets, partially offset with an increase in the average cost of interest-bearing liabilities during 2022.
•Loan income from the recognition of deferred PPP lender fees decreased $10.2 million, or 89.4%, from the year ended December 31, 2021 to $1.2 million for the year ended December 31, 2022.
•The average rate paid on total interest-bearing deposits during 2022 was 0.28%, down 4 bps compared to 2021.
•Noninterest income decreased $2.4 million, or 14.7%, in 2022 compared to 2021 primarily due to a decrease in gains on the sale of loans and a decrease in income from bank-owned life insurance primarily due to the receipt of non-taxable life insurance proceeds of $1.7 million from a BOLI policy following the death of an employee in 2021.
•Noninterest expense increased $14.9 million, or 22.3%, in 2022 compared to 2021 primarily due to the acquisition of Friendswood. The Company incurred $2.0 million and $299,000 in pre-tax merger-related expenses during 2022 and 2021, respectively. Increases across several noninterest expense categories (including, but not limited to, compensation, occupancy, data processing, regulatory fees and other expenses) were partially offset by a decrease in the provision for credit losses on unfunded commitments.
SELECTED FINANCIAL DATA
Set forth below is selected summary historical financial and other data of the Company. When you read this summary historical financial data, it is important that you also read the historical financial statements and related notes contained in Item 8 of this Form 10-K. Taxable equivalent (“TE”) ratios have been calculated using a marginal tax rate of 21%.

	As of December 31,
(dollars in thousands)	2022	2021	2020	2019	2018
Selected Financial Condition Data:
Total assets	$3,228,280	$2,938,244	$2,591,850	$2,200,465	$2,153,658
Cash and cash equivalents	87,401	601,443	187,952	39,847	59,618
Interest-bearing deposits in banks	349	349	349	449	939
Investment securities:
Available for sale	486,518	327,632	254,752	257,321	260,131
Held to maturity	1,075	2,102	2,934	7,149	10,872
Loans receivable, net	2,401,451	1,819,004	1,946,991	1,696,493	1,633,406
Intangible assets	87,973	61,949	63,112	64,472	66,055
Deposits	2,633,181	2,535,849	2,213,821	1,820,975	1,773,217
Other borrowings	5,539	5,539	5,539	5,539	5,539
Subordinated debt, net of issuance cost	54,013	—	—	—	—
Federal Home Loan Bank advances	176,213	26,046	28,824	40,620	58,698
Shareholders’ equity	329,954	351,903	321,842	316,329	304,040

	For the Years Ended December 31,
(dollars in thousands, except per share data)	2022	2021	2020	2019	2018
Selected Operating Data:
Interest income	$125,930	$106,902	$104,129	$102,208	$102,312
Interest expense	7,915	5,913	11,918	16,212	10,306
Net interest income	118,015	100,989	92,211	85,996	92,006
Provision (reversal) for loan losses	7,489	(10,161)	12,728	3,014	3,943
Net interest income after provision for loan losses	110,526	111,150	79,483	82,982	88,063
Noninterest income	13,885	16,271	14,305	14,415	13,447
Noninterest expense	81,909	66,982	62,981	63,605	63,225
Income before income taxes	42,502	60,439	30,807	33,792	38,285
Income taxes	8,430	11,818	6,042	5,860	6,695
Net income	$34,072	$48,621	$24,765	$27,932	$31,590
Earnings per share - basic	$4.19	$5.80	$2.86	$3.08	$3.48
Earnings per share - diluted	$4.16	$5.77	$2.85	$3.05	$3.40
Cash dividends per share	$0.93	$0.91	$0.88	$0.84	$0.71

	As of or For the Years Ended December 31,
	2022	2021	2020	2019	2018
Selected Operating Ratios: (1)
Average yield on interest-earning assets(TE)	4.19%	4.11%	4.48%	5.07%	5.15%
Average rate on interest-bearing liabilities	0.41	0.35	0.76	1.13	0.73
Average interest rate spread(TE)(2)	3.78	3.76	3.72	3.94	4.42
Net interest margin(TE)(3)	3.92	3.88	3.96	4.26	4.62
Average interest-earning assets to average interest-bearing liabilities	154.87	152.48	146.05	140.07	139.72
Noninterest expense to average assets	2.58	2.42	2.53	2.89	2.93
Efficiency ratio(4)	62.10	57.12	59.13	63.34	59.96
Return on average assets	1.07	1.76	0.99	1.27	1.46
Return on average common equity	10.16	14.38	7.83	8.95	10.88
Return on average tangible common equity (Non-GAAP)(8)	13.93	17.98	10.24	11.83	14.80
Common stock dividend payout ratio	22.36	15.77	30.88	27.54	20.88
Average equity to average assets	10.55	12.22	12.69	14.19	13.43
Book value per common share	$39.82	$41.27	$36.82	$34.19	$32.14
Tangible book value per common share (Non-GAAP)(9)	29.20	34.00	29.60	27.22	25.16

	As of or For the Years Ended December 31,
	2022	2021	2020	2019	2018
Asset Quality Ratios: (5) (6)
Non-performing loans as a percent of total loans receivable	0.43%	0.72%	0.61%	1.17%	1.40%
Non-performing assets as a percent of total assets	0.34	0.49	0.95	0.95	0.97
Allowance for loan losses as a percent of non-performing loans as of end of period	278.6	158.86	110.0	110.0	96.6
Allowance for loan losses as a percent of net loans as of end of period	1.21	1.15	1.29	1.29	1.36

Capital Ratios: (5) (7)
Tier 1 risk-based capital ratio	12.43%	14.66%	13.92%	14.22%	14.55%
Leverage capital ratio	10.43	9.77	9.68	11.17	11.15
Total risk-based capital ratio	13.63	15.85	15.18	15.28	15.59

(1)With the exception of end-of-period ratios, all ratios are based on average monthly balances during the respective periods.
(2)Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.
(3)Net interest margin represents net interest income as a percentage of average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 21%.
(4)The efficiency ratio represents noninterest expense as a percentage of total revenues. Total revenues is the sum of net interest income and noninterest income.
(5)Asset quality and capital ratios are end-of-period ratios.
(6)Due to the adoption of ASC 326, asset quality ratios are based on total non-performing assets at December 31, 2022, 2021 and 2020 For the periods prior to January 1, 2020, asset quality ratios represent originated non-performing assets. Acquired nonimpaired loans, which were on nonaccrual or 90 days or more past due, and acquired assets, which were foreclosed assets or ORE, are not included for periods prior to January 1, 2020. Acquired nonimpaired loans, which were on nonaccrual or 90 days or more past due totaled $9.8 million and $9.0 million at December 31, 2019 and 2018, respectively. Acquired assets, which were foreclosed assets or ORE, totaled $2.4 million and $1.4 million at December 31, 2019 and 2018, respectively. Refer to Note 2 to the Consolidated Financial Statements for more information on the adoption of ASC 326.
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

Non-GAAP Reconciliation

	As of or For the Years Ended December 31,
(dollars in thousands, except per share data)	2022	2021	2020	2019	2018
Book value per common share	$39.82	$41.27	$36.82	$34.19	$32.14
Less: Intangibles	10.62	7.27	7.22	6.97	6.98
Tangible book value per common share	29.20	34.00	29.60	27.22	25.16
Net Income	34,072	48,621	24,765	27,932	31,590
Add: CDI amortization, net of tax	1,266	919	1,074	1,250	1,458
Non-GAAP tangible income	35,338	49,540	25,839	29,182	33,048
Return on common equity	10.16%	14.38%	7.83%	8.95%	10.88%
Add: Intangibles	3.77	3.60	2.41	2.88	3.92
Return on average tangible common equity	13.93%	17.98%	10.24%	11.83%	14.80%
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
We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. Our accounting policies are discussed in detail in Note 2 - Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, management believes the policies noted below meet the SEC’s definition of critical accounting policies.
Allowance for Credit Losses
Management considers the policies related to the allowance for credit losses as the most critical to the financial statement presentation. The total allowance for credit losses includes activity related to allowances calculated in accordance with Accounting Standards Codification 326, Financial Instruments — Credit Losses. The allowance for credit losses is established through a provision for credit losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the credit losses expected to be recognized over the life of the loans in our portfolio. The allowance for credit losses on loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. For purposes of determining the allowance for credit losses, the loan portfolio is segregated by product types in order to recognize differing risk profiles among categories. Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. Management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Adjustments to historical loss information are made to incorporate our reasonable and supportable forecast of future losses at the portfolio segment level, as well as any necessary qualitative adjustments, including, but not limited to, changes in current and expected future economic conditions, changes in industry experience and industry loan concentrations, changes in the volume and severity of nonperforming assets, changes in lending policies and personnel and changes in the competitive and regulatory environment of the banking industry. Loans that do not share similar risk characteristics are individually evaluated and are excluded from the pooled loan analysis.
Business Combinations
Assets and liabilities acquired in business combinations are recorded at their fair value. In accordance with ASC Topic 805, Business Combinations, the Company generally records provisional amounts at the time of acquisition based on the information available to the Company. The determination of fair value as of the acquisition date requires management to consider various factors that involve judgment and estimation, including the application of discount rates, prepayment rates, attrition rates, future estimates of interest rates, as well as many other assumptions. These assumptions can have a material impact on the estimated fair value, and as a result, the goodwill recorded in a business combination. The provisional estimates of fair values may be adjusted for a period of up to one year ("measurement period") from the date of acquisition if new information is obtained. Subsequently, adjustments recorded during the measurement period are recognized in the current reporting period.

ACQUISITION ACTIVITY
The Company has completed six acquisitions since 2010. The following table is a summary of the Company’s acquisition activity as recorded.
SUMMARY OF ACQUISITION ACTIVITY

(dollars in thousands)
Acquisition	Acquisition Date	Total Assets	Total Loans	Goodwill	Core Deposit Intangible	Total Deposits
Statewide Bank	3/12/2010	$188,026	$110,415	$560	$1,429	$206,925
GS Financial Corporation	7/15/2011	256,677	182,440	296	859	193,518
Britton & Koontz Capital Corporation	2/14/2014	298,930	161,581	43	3,030	216,600
Louisiana Bancorp, Inc.	9/15/2015	352,897	281,583	8,454	1,586	208,670
St. Martin Bancshares, Inc.	12/6/2017	592,852	439,872	49,135	6,766	533,497
Friendswood Capital Corporation	3/26/2022	413,919	317,492	23,029	4,597	367,991
Total Acquisitions		$2,103,301	$1,493,383	$81,517	$18,267	$1,727,201

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
Total loans in portfolio (which does not include mortgage loans held for sale) increased $590.7 million, or 32.1%, from December 31, 2021 to $2.4 billion at December 31, 2022. At December 31, 2022, the total recorded net investment in PPP loans was $6.7 million, which is included in commercial and industrial loans. The recorded investment in PPP loans is net of $94,000 in deferred lender fees, which will be amortized into interest income over the life of the loans. Excluding PPP loans, total loans increased by $627.6 million, or 34.9%.
The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

	December 31,
(dollars in thousands)	2022	2021	2020	2019	2018
Real estate loans:
One- to four-family first mortgage	$389,616	$350,843	$395,638	$430,820	$450,363
Home equity loans and lines	61,863	60,312	67,700	79,812	83,976
Commercial real estate	1,152,537	801,624	750,623	722,807	640,575
Construction and land	313,175	259,652	221,823	195,748	193,597
Multi-family residential	100,588	90,518	87,332	54,869	54,455
Total real estate loans	2,017,779	1,562,949	1,523,116	1,484,056	1,422,966

	December 31,
(dollars in thousands)	2022	2021	2020	2019	2018
Other loans:
Commercial and industrial	377,894	244,123	417,926	184,701	172,934
Consumer	35,077	33,021	38,912	45,604	53,854
Total other loans	412,971	277,144	456,838	230,305	226,788
Total loans	$2,430,750	$1,840,093	$1,979,954	$1,714,361	$1,649,754
The following table reflects contractual loan maturities as of December 31, 2022, unadjusted for scheduled principal reductions, prepayments, or repricing opportunities. The table also reflects the portion of loans due after one year that have fixed or variable interest rates.

	Amounts as of December 31, 2022 which mature in:
(dollars in thousands)	One year or less	After one, but within five years	After five but within fifteen years	After fifteen years	Total
One- to four-family first mortgage	$25,921	$106,746	$83,604	$173,345	$389,616
Home equity loans and lines	2,226	10,753	9,907	38,977	61,863
Commercial real estate	112,167	553,871	378,360	108,139	1,152,537
Construction and land	153,027	96,356	39,988	23,804	313,175
Multi-family residential	21,580	56,681	10,913	11,414	100,588
Commercial and industrial	148,606	143,595	85,691	2	377,894
Consumer	4,522	10,976	16,637	2,942	35,077
Total	$468,049	$978,978	$625,100	$358,623	$2,430,750

Loans with fixed interest rates:
One- to four-family first mortgage		$103,313	$62,300	$81,187	$246,800
Home equity loans and lines		632	5,618	61	6,311
Commercial real estate		486,276	306,117	14,207	806,600
Construction and land		72,858	16,661	2,896	92,415
Multi-family residential		54,857	8,307	6,759	69,923
Commercial and industrial		66,480	78,628	2	145,110
Consumer		8,661	16,498	2,664	27,823
Total		$793,077	$494,129	$107,776	$1,394,982

Loans with variable interest rates:
One- to four-family first mortgage		$3,433	$21,304	$92,158	$116,895
Home equity loans and lines		10,121	4,289	38,916	53,326
Commercial real estate		67,595	72,243	93,932	233,770
Construction and land		23,498	23,327	20,908	67,733
Multi-family residential		1,824	2,606	4,655	9,085
Commercial and industrial		77,115	7,063	—	84,178
Consumer		2,315	139	278	2,732
Total		$185,901	$130,971	$250,847	$567,719
Allowance for Credit Losses
Effective January 1, 2020, the Company adopted the guidance under ASC 326, Financial Instruments — Credit Losses, which introduced a new model known as CECL. For reporting periods beginning on and after January 1, 2020 and the adoption of ASC 326, the ACL is maintained at level that reflects expected losses for the full life of the financial assets. Prior to January 1, 2020 and the adoption of ASC 326, the ALL was maintained at an amount which management determined covered reasonably estimable and probable losses. The day one impact of the change in accounting principle is reflected in the table below as an increase to the beginning balance in 2020. Management recalculates the ACL at least quarterly to reassess the estimate of credit losses for the total portfolio at the relevant reporting date. For more information on the adoption of ASC 326 and the Company's relevant accounting policies, refer to Note 2 of the Consolidated Financial Statements.
The following table presents the activity in the allowance for credit losses for the years indicated.

	For the Years Ended December 31,
(dollars in thousands)	2022	2021	2020	2019	2018
Allowance for loan losses:
Beginning balance	$21,089	$32,963	$17,868	$16,348	$14,807
ASC 326 adoption impact	—	—	4,633	—	—
Provision for acquired PCD loans	1,415	—	—	—	—
Provision for loan losses	7,489	(10,161)	12,728	3,014	3,943
Loans charged off:
One- to four-family first mortgage	(80)	(176)	(99)	(4)	(1)
Home equity loans and lines	—	(6)	(575)	(42)	—
Commercial real estate	(270)	(1,337)	(5)	(360)	—
Construction and land	—	—	(688)	(6)	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	(792)	(599)	(984)	(893)	(2,506)
Consumer	(256)	(187)	(250)	(272)	(74)
Recoveries on charged off loans	704	592	335	83	179
Ending balance - allowance for loan losses	$29,299	$21,089	$32,963	$17,868	$16,348

Allowance for unfunded lending commitments:
Beginning balance	$1,815	$1,425	$—	$—	$—
ASC 326 adoption impact	—	—	1,425	—	—
Provision for losses on unfunded commitments	278	390	—	—	—
Ending balance - allowance for unfunded commitments	2,093	1,815	1,425	—	—
Total allowance for credit losses	$31,392	$22,904	$34,388	$17,868	$16,348
At December 31, 2022, the ALL totaled $29.3 million, or 1.21% of total loans, and the ACL, which includes the reserve for unfunded lending commitments, totaled $31.4 million, or 1.29% of total loans. For the year ended December 31, 2022, the Company provisioned $7.5 million of the allowance for loan losses compared to a reversal of $10.2 million for the year ended December 31, 2021. The provision for loan losses during 2022 primarily reflected our assessment of the risk characteristics of loans acquired in the acquisition of Friendswood, which amounted to $3.8 million of the 2022 provision amount. The $10.2 million reversal in 2021 primarily was due to improvements in our assessment of the change in expected losses due primarily to the economic impact of the COVID-19 pandemic.

The following table presents the allocation of the allowance for loan losses as of December 31 for the years indicated.

	December 31,
	2022		2021		2020		2019		2018
(dollars in thousands)	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans
One-to four-family first mortgage	$2,883	16.0%	$1,944	19.1%	$3,065	20.0%	$2,715	25.1%	$2,136	27.3%
Home equity loans and lines	624	2.6	508	3.2	676	3.4	1,084	4.6	1,079	5.1
Commercial real estate	13,814	47.4	10,454	43.6	18,851	37.9	6,541	42.2	6,125	38.8
Construction and land	4,680	12.9	3,572	14.1	4,155	11.2	2,670	11.4	2,285	11.7
Multi-family residential	572	4.1	457	4.9	1,077	4.4	572	3.2	550	3.3
Commercial and industrial	6,024	15.6	3,520	13.3	4,276	21.1	3,694	10.8	3,228	10.5
Consumer	702	1.4	634	1.8	863	2.0	592	2.7	945	3.3
Total	$29,299	100.0%	$21,089	100.0%	$32,963	100.0%	$17,868	100.0%	$16,348	100.0%
The following table shows credit ratios at and for the periods indicated and each component of the ratio's calculation:

	For the Years Ended December 31,
	2022	2021	2020	2019	2018
Allowance for loan losses as a percentage of total loans outstanding	1.21%	1.15%	1.66%	1.04%	0.99%
Allowance for loan losses	$29,299	$21,089	$32,963	$17,868	$16,348
Total loans outstanding	$2,430,750	$1,840,093	$1,979,954	$1,714,361	$1,649,754

Nonaccrual loans as a percentage of total loans outstanding	0.43%	0.72%	0.94%	1.42%	1.48%
Total nonaccrual loans	$10,513	$13,269	$18,677	$24,386	$24,412
Total loans outstanding	$2,430,750	$1,840,093	$1,979,954	$1,714,361	$1,649,754

Allowance for loan losses as a percentage of nonaccrual loans	278.69%	158.93%	176.49%	73.27%	66.97%
Allowance for loan losses	$29,299	$21,089	$32,963	$17,868	$16,348
Total nonaccrual loans	$10,513	$13,269	$18,677	$24,386	$24,412

Net charge-offs during period to average loans outstanding:
One-to four family residential loans	(0.01)%	(0.04)%	(0.02)%	—%	—%
Net charge-offs	$(41)	$(131)	$(86)	$(4)	$(1)
Average loans outstanding	$367,570	$372,207	$422,156	$441,183	$461,712

Net charge-offs during period to average loans outstanding:
Home equity loans and lines	0.02%	0.03%	(0.76)%	(0.03)%	0.01%
Net charge-offs	$14	$19	$(559)	$(26)	$5
Average loans outstanding	$60,023	$62,957	$73,396	$80,994	$89,085

Net charge-offs during period to average loans outstanding:
Commercial real estate	(0.03)%	(0.17)%	0.01%	(0.05)%	—%
Net charge-offs	$(270)	$(1,337)	$50	$(360)	$—
Average loans outstanding	$1,024,610	$769,950	$728,959	$686,442	$619,690

	For the Years Ended December 31,
	2022	2021	2020	2019	2018
Net charge-offs during period to average loans outstanding:
Construction and land	—%	0.03%	(0.33)%	—%	—%
Net charge-offs	$—	$63	$(688)	$(6)	$—
Average loans outstanding	$297,218	$241,725	$205,591	$194,976	$174,033

Net charge-offs during period to average loans outstanding:
Multi-family residential	—%	—%	—%	—%	—%
Net charge-offs	$—	$—	$—	$—	$—
Average loans outstanding	$97,753	$87,101	$72,906	$50,474	$53,678

Net charge-offs during period to average loans outstanding:
Commercial and industrial	(0.10)%	(0.08)%	(0.24)%	(0.49)%	(1.30)%
Net charge-offs	$(283)	$(286)	$(878)	$(868)	$(2,348)
Average loans outstanding	$294,459	$356,180	$360,930	$178,236	$180,456

Net charge-offs during period to average loans outstanding:
Consumer	(0.34)%	(0.12)%	(0.25)%	(0.47)%	(0.10)%
Net charge-offs	$(114)	$(41)	$(105)	$(230)	$(58)
Average loans outstanding	$33,334	$35,647	$41,350	$49,297	$58,189
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
The following table provides a summary of the loan portfolio and related reserves at December 31, 2022. We have separately identified certain information regarding PPP loans which, due to the existence of full repayment guarantees from the SBA as well as the likelihood that the vast majority of such loans will be forgiven, we believe entail minimal credit risk to the Company.

(dollars in thousands)	Total Loans	PPP Loans	Total ACL	ACL to Total Loans	ACL to Total Non-PPP Loans
December 31, 2022
Retail CRE	$325,806	$—	$3,196	0.98%	0.98%
Hotels and short-term rentals	153,304	2,151	3,306	2.16	2.19
Restaurants and bars	63,636	344	908	1.43	1.43
Energy	75,180	257	1,049	1.40	1.40
Credit cards	4,540	—	355	7.82	7.82
Other loans	1,808,284	3,940	20,485	1.13	1.14
Total	$2,430,750	$6,692	$29,299	1.21%	1.21%

(dollars in thousands)	Total Loans	PPP Loans	Total ACL	ACL to Total Loans	ACL to Total Non-PPP Loans
Unfunded lending commitments(1)	—	—	2,093	—	—
Total	$2,430,750	$6,692	$31,392	1.29%	1.30%
(1)At December 31, 2022, the allowance of $2.1 million related to unfunded lending commitments of $520.7 million. The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.
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
Loans that do not share similar risk characteristics are individually evaluated and are excluded from the pooled loan analysis. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger (i.e., loans with balances of $500,000 or greater) commercial real estate loans, multi-family residential loans, construction and land loans and commercial and industrial loans are individually evaluated for impairment. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer at the Bank. The Company typically orders an “as is” valuation for collateral property if a loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on individually evaluated loans.
At December 31, 2022 and 2021, loans identified as impaired and individually evaluated for expected losses were $5.0 million and $4.6 million, respectively. Due to the adoption of ASC 326, total loans identified as impaired and individually evaluated at December 31, 2022 included $1.5 million of acquired loans, of which none were acquired with deteriorated credit quality. For more information on the adoption of ASC 326, refer to Note 2 of the Consolidated Financial Statements.

The following tables provide a summary of loans individually evaluated for expected losses as of the dates indicated.

	December 31, 2022
(dollars in thousands)	Recorded Investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$—	$—	—%
Home equity loans and lines	—	—	—
Commercial real estate	4,743	550	11.60
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	204	171	83.82
Consumer	86	—	—
Total	$5,033	$721	14.33%

	December 31, 2021
(dollars in thousands)	Recorded Investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$—	$—	—%
Home equity loans and lines	—	—	—
Commercial real estate	3,873	247	6.38
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	744	425	57.12
Consumer	—	—	—
Total	$4,617	$672	14.55%
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
At December 31, 2022 and 2021, we had a total of $21.5 million and $17.5 million, respectively, in loans classified as substandard. We had no assets classified as doubtful or loss at either date. For additional information, see Note 5 to the Consolidated Financial Statements.
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
The following table sets forth the composition of the Company’s total nonperforming assets and troubled debt restructurings as of the dates indicated.

	December 31,
(dollars in thousands)	2022	2021	2020	2019	2018
Nonaccrual loans (1):
Real estate loans:
One- to four-family first mortgage	$2,300	$3,575	$3,838	$3,948	$5,172
Home equity loans and lines	34	38	63	1,244	1,699
Commercial real estate	6,945	8,431	12,298	13,325	11,343
Construction and land	315	258	469	2,469	1,594
Multi-family residential	—	—	—	—	—
Other loans:
Commercial and industrial	378	763	1,717	3,224	3,988
Consumer	541	204	292	176	616
Total nonaccrual loans	10,513	13,269	18,677	24,386	24,412
Accruing loans 90 days or more past due	2	6	2	—	—
Total nonperforming loans	10,515	13,275	18,679	24,386	24,412
Foreclosed assets and ORE	461	1,189	1,302	4,156	1,558
Total nonperforming assets	10,976	14,464	19,981	28,542	25,970
Performing troubled debt restructurings	6,205	4,963	2,085	2,378	1,406
Total nonperforming assets and troubled debt restructurings	$17,181	$19,427	$22,066	$30,920	$27,376
Nonperforming loans to total loans	0.43%	0.72%	0.94%	1.42%	1.48%
Nonperforming loans to total assets	0.33%	0.45%	0.72%	1.11%	1.13%
Nonaccrual loans to total loans	0.43%	0.72%	0.94%	1.42%	1.48%
Nonperforming assets to total assets	0.34%	0.49%	0.77%	1.30%	1.21%
Total loans outstanding	$2,430,750	$1,840,093	$1,979,954	$1,714,361	$1,649,754
Total assets outstanding	$3,228,280	$2,938,244	$2,591,850	$2,200,465	$2,153,658
(1)Prior to January 1, 2020, PCD loans were classified as PCI under ASC 310-30 and excluded from nonperforming loans because they continued to earn interest income from the accretable yield at the pool level regardless of their status as past due or otherwise not in compliance with their contractual terms. At adoption, the pools were discontinued and performance is based on contractual terms for individual loans. Refer to Note 2 to the Consolidated Financial Statements for more information on the adoption of ASC 326. PCI loans that were 90 days or more past due and were accounted for under ASC 310-30 totaled $2.2 million and $1.7 million at December 31, 2019 and 2018, respectively.
Total nonperforming assets decreased by $3.5 million, or 24.1%, to $11.0 million at December 31, 2022, compared to $14.5 million at December 31, 2021. The ratio of nonperforming assets to total assets was 0.34% at December 31, 2022, compared to 0.49% at December 31, 2021.
As of December 31, 2022, total nonperforming loans were down $2.8 million, or 20.8%, from December 31, 2021 primarily due to improved performance of loans and paydowns on nonaccrual loans. Foreclosed assets and ORE were also down $728,000, or 61.2%, from December 31, 2021.

Investment Securities
The Company invests in securities pursuant to our Investment Policy, which has been approved by our Board of Directors. The Investment Policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate or credit risk and to provide and maintain liquidity. The Asset-Liability Committee (“ALCO”), comprised of the Chief Executive Officer, Chief Financial Officer, Chief Operations Officer, Chief Risk Officer and Director of Financial Management, monitors investment activity and ensures that investments are consistent with the Investment Policy. The Board of Directors of the Company reviews investment activity monthly.
The investment securities portfolio increased by an aggregate of $157.9 million, or 47.9%, during 2022. Securities available for sale made up 99.8% of the investment securities portfolio as of December 31, 2022. The following table sets forth the amortized cost and market value of our investment securities portfolio as of the dates indicated.

	December 31,
	2022		2021		2020
(dollars in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Available for sale:
U.S. agency mortgage-backed	$355,014	$316,832	$234,720	$233,773	$138,669	$142,812
Collateralized mortgage obligations	91,217	86,345	31,356	31,912	74,112	75,620
Municipal bonds	67,476	57,625	51,094	50,719	27,306	28,011
U.S. government agency	20,600	19,333	5,615	5,614	6,210	6,255
Corporate bonds	6,980	6,383	5,500	5,614	2,000	2,054
Total available for sale	541,287	486,518	328,285	327,632	248,297	254,752
Held to maturity:
Municipal bonds	1,075	1,072	2,102	2,132	2,934	2,996
Total held to maturity	1,075	1,072	2,102	2,132	2,934	2,996
Total investment securities	$542,362	$487,590	$330,387	$329,764	$251,231	$257,748
The following table sets forth the fixed versus adjustable rate profile of the investment securities portfolio as of the dates indicated. All amounts are shown at amortized cost.

	December 31,
(dollars in thousands)	2022	2021	2020
Fixed rate:
Available for sale	$511,960	$300,923	$230,056
Held to maturity	1,075	2,102	2,934
Total fixed rate	513,035	303,025	232,990
Adjustable rate:
Available for sale	29,327	27,362	18,241
Total adjustable rate	29,327	27,362	18,241
Total investment securities	$542,362	$330,387	$251,231

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities as of December 31, 2022. No tax-exempt yields have been adjusted to a tax-equivalent basis. All amounts are shown at amortized cost.

	Amounts as of December 31, 2022 which mature in:
(dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Through Ten Years	Over Ten Years	Total
Available for sale:
U.S. agency mortgage-backed	$6,754	$56,502	$118,815	$172,943	$355,014
Collateralized mortgage obligations	—	62,556	5,493	23,168	91,217
Municipal bonds	2,219	5,559	25,154	34,544	67,476
U.S. government agency	—	6,182	14,089	329	20,600
Corporate bonds	—	—	6,980	—	6,980
Total available for sale	8,973	130,799	170,531	230,984	541,287
Weighted average yield	2.48%	2.84%	2.26%	2.13%	2.35%
Held to maturity:
Municipal bonds	—	1,075	—	—	1,075
Total held to maturity	—	1,075	—	—	1,075
Weighted average yield	—%	2.11%	—%	—%	2.11%
Total investment securities	$8,973	$131,874	$170,531	$230,984	$542,362
Weighted average yield	2.48%	2.83%	2.26%	2.13%	2.35%
The following table summarizes activity in the Company’s investment securities portfolio during 2022.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2021	$327,632	$2,102
Purchases	238,498	—
Acquired from Friendswood, at fair value	33,411	—
Sales	—	—
Principal maturities, prepayments and calls	(57,922)	(1,000)
Amortization of premiums and accretion of discounts	(985)	(27)
Decrease in market value	(54,116)
Balance, December 31, 2022	$486,518	$1,075
As of December 31, 2022, the Company had a net unrealized loss on its available for sale investment securities portfolio of $54.8 million, compared to a net unrealized loss of $653,000 as of December 31, 2021. Management has determined that the declines in the fair value of these securities are due primarily to the rising interest rate environment and were not attributable to credit losses. The Company has the intent and ability to hold the securities until maturity or until anticipated recovery.
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
Total deposits were $2.6 billion as of December 31, 2022, up $97.3 million, or 3.8%, compared to December 31, 2021. Certificates of deposits totaled $335.4 million as of December 31, 2022, up $16.1 million, or 5.0%, compared to December 31, 2021. The following table sets forth the composition of the Company’s deposits as of the dates indicated.

	December 31,		Increase/(Decrease)
(dollars in thousands)	2022	2021	Amount	Percent
Demand deposit	$904,301	$766,385	$137,916	18.0%
Savings	305,871	285,728	20,143	7.0
Money market	423,990	371,478	52,512	14.1
NOW	663,574	792,919	(129,345)	(16.3)
Certificates of deposit	335,445	319,339	16,106	5.0
Total deposits	$2,633,181	$2,535,849	$97,332	3.8%
The following table shows the daily average balances of deposits by type and weighted-average rate paid for the periods indicated.

	For the Years Ended December 31,
(dollars in thousands)	2022			2021			2020
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Noninterest-bearing demand deposits	$894,103			$717,536			$581,385
Interest-bearing deposits
Interest-bearing demand deposits	313,151	$413	0.13%	274,359	367	0.13%	228,500	610	0.27%
Savings	745,463	1,941	0.26	689,991	1,940	0.28	606,623	3,353	0.55
Money market accounts	441,367	1,187	0.27	353,643	575	0.16	305,029	1,311	0.43
Certificates of deposit	358,729	1,674	0.47	338,487	2,348	0.69	385,363	5,760	1.49
Total interest-bearing deposits	1,858,710	5,215	0.28%	1,656,480	5,230	0.32%	1,525,515	11,034	0.72%
Total deposits	$2,752,813			$2,374,016			$2,106,900
The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) were $830.9 million at December 31, 2022 and $820.0 million at December 31, 2021. Certificates of deposit in the amount of $250,000 and over increased $6.2 million, or 9.8%, from $63.2 million at December 31, 2021 to $69.4 million at December 31, 2022. The following table details the remaining maturity of large-denomination certificates of deposit of $250,000 and over as of the dates indicated.

	December 31,
(dollars in thousands)	2022	2021	2020
3 months or less	$19,826	$19,481	$24,321
3 - 6 months	13,646	13,586	15,298
6 - 12 months	26,620	21,631	19,665
12 - 36 months	8,040	7,355	9,004
More than 36 months	1,310	1,168	772
Total certificates of deposit greater than $250,000	$69,442	$63,221	$69,060
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
The carrying value of subordinated debt was $54.0 million at December 31, 2022. The subordinated debt was recorded net of issuance costs of $1.1 million at December 31, 2022, which is being amortized using the straight-line method over five years.
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
The Company had $155.0 million short-term FHLB advances as of December 31, 2022, compared to no short-term FHLB advances as of December 31, 2021. Long-term FHLB advances totaled $21.2 million as of December 31, 2022, down $4.8 million, or 18.6%, compared to $26.0 million as of December 31, 2021.
Average FHLB advances were $32.8 million during 2022, up $5.4 million, or 19.9%, from 2021.
Shareholders’ Equity
Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At December 31, 2022, shareholders’ equity totaled $330.0 million, down $21.9 million, or 6.2%, compared to $351.9 million at December 31, 2021. The decrease was primarily due to other comprehensive loss, repurchase of shares and dividends paid to shareholders, which were partially offset by the Company’s earnings for the year ended December 31, 2022.

RESULTS OF OPERATIONS
Net income in 2022 was $34.1 million, down $14.5 million, or 29.9%, compared to 2021. Diluted EPS for 2022 was $4.16, down $1.61, or 27.9%, from 2021. The net income in 2022 was significantly impacted by the acquisition of Friendswood, less recognition of PPP lender fees and the provision for loan losses over the comparable period. For the year ended December 31, 2022, the Company provisioned $7.5 million of the allowance for loan losses compared to a reversal of $10.2 million for the year ended December 31, 2021.
Net income in 2021 was $48.6 million, up $23.9 million, or 96.3%, compared to 2020. Diluted EPS for 2021 was $5.77, up $2.92, or 102.5% from 2020. The net income in 2021 was significantly impacted by the reversal of provision for loan losses primarily due to improvement in our assessment of the economic impact of the COVID-19 pandemic over the prior year and the recognition of PPP lender fees.
Net Interest Income
Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s net interest spread was 3.78%, 3.76% and 3.72% for the years ended December 31, 2022, 2021, and 2020, respectively.
Net interest income totaled $118.0 million in 2022, up $17.0 million, or 16.9%, compared to $101.0 million in 2021. The increase was primarily due to the addition of Friendswood's interest-earning assets. Total interest expense increased $2.0 million, or 33.9%, in 2022 compared to 2021 primarily related to subordinated debt issued on June 30, 2022. The average cost of total interest-bearing deposits decreased by 4 basis points to 0.28% in 2022.
The Company recognized $1.2 million and $11.4 million of PPP lender fees in loan interest income in 2022 and 2021, respectively. The remaining balance of $94,000 in deferred lender fees at December 31, 2022 will be amortized into interest income over the remaining life of the PPP loans. Outstanding PPP loans positively impacted the average loan yield by 2 basis points and the net interest margin by 2 basis points during 2022.

In 2021, net interest income totaled $101.0 million, up $8.8 million, or 9.5%, compared to $92.2 million in 2020. The increase in net interest income for 2021 compared to 2020 was primarily due to lower deposit costs and an increase in loan income primarily due to PPP loans during 2021. Total interest expense on deposits decreased $5.8 million, or 52.6%, in 2021 compared to 2020. The average cost of total interest-bearing deposits in 2021 totaled 0.32%, down 40 basis points from 2020.
The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 3.92%, 3.88%, and 3.96% during the years ended December 31, 2022, 2021, and 2020, respectively.
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

	For the Years Ended December 31,
(dollars in thousands)	2022			2021			2020
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans receivable(1)	$2,174,967	$112,660	5.12%	$1,925,767	$101,577	5.22%	$1,905,288	$99,106	5.14%
Investment securities(TE)
Taxable	455,757	9,647	2.12	263,459	4,301	1.63	240,161	4,228	1.76
Tax-exempt	24,371	481	2.50	19,506	339	2.20	14,304	335	2.96
Total investment securities	480,128	10,128	2.14	282,965	4,640	1.67	254,465	4,563	1.83
Other interest-earning assets	325,429	3,142	0.97	367,241	685	0.19	142,171	460	0.32
Total interest-earning assets(TE)	2,980,524	125,930	4.19	2,575,973	106,902	4.11	2,301,924	104,129	4.48
Noninterest-earning assets	198,338			189,905			189,688
Total assets	$3,178,862			$2,765,878			$2,491,612
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,499,981	$3,541	0.24%	$1,317,993	$2,882	0.22%	$1,140,152	$5,274	0.46%
Certificates of deposit	358,729	1,674	0.47	338,487	2,348	0.69	385,363	5,760	1.49
Total interest-bearing deposits	1,858,710	5,215	0.28	1,656,480	5,230	0.32	1,525,515	11,034	0.72
Other borrowings	5,603	213	3.80	5,581	212	3.81	5,539	212	3.83
Subordinated debt	27,396	1,710	6.24	—	—	—	—	—	—
FHLB advances	32,762	777	2.36	27,319	471	1.72	45,065	672	1.49
Total interest-bearing liabilities	1,924,471	7,915	0.41	1,689,380	5,913	0.35	1,576,119	11,918	0.76
Noninterest-bearing liabilities	918,937			738,491			599,362
Total liabilities	2,843,408			2,427,871			2,175,481
Shareholders’ equity	335,454			338,007			316,131
Total liabilities and shareholders’ equity	$3,178,862			$2,765,878			$2,491,612
Net interest-earning assets	$1,056,053			$886,593			$725,805
Net interest income; net interest spread(TE)		$118,015	3.78%		$100,989	3.76%		$92,211	3.72%
Net interest margin(TE)			3.92%			3.88%			3.96%
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

	2022 Compared to 2021 Change Attributable To			2021 Compared to 2020 Change Attributable To
(dollars in thousands)	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
Interest income:
Loans receivable	$4,086	$6,997	$11,083	$1,320	$1,151	$2,471
Investment securities	2,505	2,983	5,488	(84)	161	77
Other interest-earning assets	1,599	858	2,457	(4)	229	225
Total interest income	8,190	10,838	19,028	1,232	1,541	2,773
Interest expense:
Savings, checking and money market accounts	314	345	659	(1,645)	(747)	(2,392)
Certificates of deposit	(451)	(223)	(674)	(2,006)	(1,406)	(3,412)
Other borrowings	—	1	1	—	—	—
Subordinated debt	—	1,710	1,710	—	—	—
FHLB advances	157	149	306	(81)	(120)	(201)
Total interest expense	20	1,982	2,002	(3,732)	(2,273)	(6,005)
Increase (decrease) in net interest income	$8,170	$8,856	$17,026	$4,964	$3,814	$8,778
Interest income includes interest income earned on earning assets as well as applicable loan fees earned. Interest income that would have been earned on nonaccrual loans had they been on accrual status is not included in the data reported above.
Provision for Loan Losses
For the year ended December 31, 2022, the Company provisioned $7.5 million of the allowance for loan losses compared to a reversal of $10.2 million and a provision of $12.7 million for 2021 and 2020, respectively. The provision for loan losses during 2022 reflected our assessment of the change in expected losses due primarily to the acquisition of Friendswood's loan portfolio and organic loan growth.
Net charge-offs were $694,000 for 2022, compared to net charge-offs of $1.7 million and $2.3 million for 2021 and 2020, respectively. Net loan charge-offs for 2022 were primarily attributable to an originated commercial and industrial loan and one acquired Friendswood commercial relationship. Charge-offs during 2021 were primarily attributable to an acquired hotel loan and one originated commercial relationship, both of which were nonperforming prior to the COVID-19 crisis.
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Allowance for Credit Losses" provides more information on the changes in the ALL and ACL.

Noninterest Income
The following table illustrates the primary components of noninterest income for the years indicated.

(dollars in thousands)	2022	2021	2022 vs 2021 Percent Increase (Decrease)	2020	2021 vs 2020 Percent Increase (Decrease)
Noninterest income:
Service fees and charges	$4,920	$4,702	4.6%	$4,646	1.2%
Bank card fees	6,279	5,935	5.8	4,868	21.9
Gain on sale of loans, net	663	2,518	(73.7)	2,925	(13.9)
Income from bank-owned life insurance	915	2,603	(64.8)	994	161.9
Gain (loss) on sale of assets, net	26	(504)	(105.2)	(11)	4,481.8
Other income	1,082	1,017	6.4	883	15.2
Total noninterest income	$13,885	$16,271	(14.7)%	$14,305	13.7%
2022 compared to 2021
Noninterest income for 2022 totaled $13.9 million, down $2.4 million, or 14.7%, compared to 2021. Income from BOLI for 2022 was down $1.7 million, or 64.8%, from 2021 primarily due to the recognition of a life insurance benefit of $1.7 million following the death of an employee during the third quarter of 2021.
Income from bank card fees for 2022 was up $344,000, or 5.8%, from 2021 primarily due to to increased transaction activity by our cardholders.
Gain on sale of loans for 2022 decreased $1.9 million, or 73.7%, compared to 2021. The origination of mortgage loans held for sale slowed in 2022 due to the current rate environment.
Gains on the sale of assets for 2022 totaled $26,000 compared to losses on the sale of assets of $504,000 during 2021. During the second quarter of 2021, the Company sold and leased back one of its Mississippi branch locations. The sale transferred control to the buyer-lessor and all losses totaling $457,000 were recognized at the time of the sale. The sale/leaseback has reduced the operating expenses related to this branch office.
2021 compared to 2020
Noninterest income for 2021 totaled $16.3 million, up $2.0 million, or 13.7%, compared to 2020. Income from BOLI for 2021 was up $1.6 million, or 161.9%, from 2020 primarily due to the recognition of a life insurance benefit of $1.7 million following the death of an employee during the third quarter of 2021.
Income from bank card fees for 2021 was up $1.1 million, or 21.9%, from 2020 primarily due to to increased transaction activity by our cardholders.
Losses on the sale of assets for 2021 totaled $504,000. This was an increase in losses of $493,000 from 2020. The losses on the sale of assets in 2021 primarily reflect a $547,000 loss recognized during the second quarter of 2021 upon the sale/leaseback transaction on one of its Mississippi branch locations referenced above.

Noninterest Expense
The following table illustrates the primary components of noninterest expense for the years indicated.

(dollars in thousands)	2022	2021	2022 vs 2021 Percent Increase (Decrease)	2020	2021 vs 2020 Percent Increase (Decrease)
Noninterest expense:
Compensation and benefits	$47,750	$39,151	22.0%	$37,935	3.2%
Occupancy	8,715	6,970	25.0	6,794	2.6
Marketing and advertising	2,263	1,871	21.0	1,132	65.3
Data processing and communication	9,307	8,500	9.5	7,343	15.8
Professional services	1,740	1,178	47.7	852	38.3
Forms, printing and supplies	766	644	18.9	625	3.0
Franchise and shares tax	2,108	1,475	42.9	1,487	(0.8)
Regulatory fees	2,122	1,317	61.1	1,377	(4.4)
Foreclosed assets, net	523	453	15.5	505	(10.3)
Amortization of acquisition intangible	1,602	1,163	37.7	1,360	(14.5)
Provision for credit losses on unfunded commitments	278	390	(28.7)	—	—
Other expenses	4,735	3,870	22.4	3,571	8.4
Total noninterest expense	$81,909	$66,982	22.3%	$62,981	6.4%
2022 compared to 2021
Noninterest expense for 2022 totaled $81.9 million, up $14.9 million, or 22.3%, from 2021. Noninterest expense for 2022 and 2021 included merger-related expenses from the Friendswood acquisition totaling $2.0 million and $299,000 (pre-tax), respectively. The increase in noninterest expense in 2022 primarily reflects the overall growth of the Company's employee base and higher occupancy, data processing and regulatory costs due to the Friendswood acquisition. In addition, occupancy costs increased by $1.7 million in 2022 compared to 2021, primarily reflecting costs related to the additional offices in the Houston market area acquired in the Friendswood acquisition.
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
Professional fees for 2021 were up $326,000, or 38.3%, compared to 2020 primarily due to merger-related expenses.
Income Taxes
For the years ended December 31, 2022, 2021 and 2020, the Company incurred income tax expense of $8.4 million, $11.8 million and $6.0 million, respectively. The Company’s effective tax rate was 19.8%, 19.6% and 19.6% for 2022, 2021 and 2020, respectively.
The Company's effective tax rate in 2022 increased compared to 2021 due to the absence of certain non-recurring transactions. During 2021, the Company recognized a life insurance benefit of $1.7 million following the death of an employee during the third quarter of 2021. The Company's effective tax rate in 2021 remained consistent with 2020.

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
We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At December 31, 2022, certificates of deposit maturing within the next 12 months totaled $259.1 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.
In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years, we have utilized borrowings as a cost efficient addition to deposits as a source of funds. Our borrowings consist of advances from the FHLB, of which we are a member. Under terms of the collateral agreement with the FHLB, we may pledge residential mortgage loans and mortgage-backed securities as well as our stock in the FHLB as collateral for such advances. For the year ended December 31, 2022, the average balance of our outstanding FHLB advances was $32.8 million. At December 31, 2022, we had $176.2 million in outstanding FHLB advances and $937.4 million in additional FHLB advances available to us.
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
Our interest rate sensitivity is also monitored by management through the use of models which generate estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of December 31, 2022.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	5.3%
+200	3.7
+100	1.9
-100	(2.4)
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
The principal objective of our interest rate risk management function is to evaluate the interest rate risk embedded in certain balance sheet accounts, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements, performance objectives and interest rate environment and manage the risk consistent with approved guidelines. We seek to manage our exposure to risks from changes in interest rates while at the same time trying to improve our net interest spread. We monitor interest rate risk as such risk relates to our operating strategies. ALCO is responsible for reviewing our asset/liability and investment policies and interest rate risk position. ALCO meets at least quarterly. The extent of the movement of interest rates is an uncertainty that could have a negative impact on future earnings.
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
In addition to the strategies above, on occasion the Company has entered into certain interest rate swap agreements as part of its interest rate risk management strategy. The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements. During 2022 and 2021, such derivatives were used to hedge the variable cost associated with existing variable rate liabilities. Refer to Note 14. Derivatives and Hedging Activities of the Consolidated Financial Statements for more information on the effects of the derivative financial instruments on the consolidated financial statements.
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

	Contract Amount
(dollars in thousands)	2022	2021
Standby letters of credit	$6,969	$5,075
Available portion of lines of credit	367,167	320,611
Undisbursed portion of loans in process	194,182	142,048
Commitments to originate loans	164,682	153,487
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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and the undisbursed portion of construction loans as of December 31, 2022.

(dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Unused commercial lines of credit	$133,253	$67,935	$33,791	$13,009	$247,988
Unused personal lines of credit	37,914	12,139	7,986	61,140	119,179
Undisbursed portion of loans in process	65,099	28,194	60,167	40,722	194,182
Standby letters of credit	6,874	95	—	—	6,969
Commitments to originate loans	157,238	7,444	—	—	164,682
Total	$400,378	$115,807	$101,944	$114,871	$733,000
The Company has utilized leasing arrangements to support the ongoing activities of the Company. The required payments under such commitments and other contractual cash commitments as of December 31, 2022 are shown in the following table.

(dollars in thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Operating leases	$1,320	$1,206	$877	$890	$904	$9,967	$15,164
Certificates of deposit	259,051	56,710	8,328	5,689	3,506	2,161	335,445
Subordinated debt	—	—	—	—	—	55,000	55,000
Long-term FHLB advances	3,012	4,176	10,609	3,416	—	—	21,213
Total	$263,383	$62,092	$19,814	$9,995	$4,410	$67,128	$426,822

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
Lafayette, Louisiana
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Home Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive (loss) income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively, the consolidated financial statements). We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

As described in Management’s Report on Internal Control over Financial Reporting, the scope of management’s assessment of internal control over financial reporting as of December 31, 2022, has excluded Friendswood Capital Corporation and its subsidiary bank, Texan Bank, N.A. (collectively “Friendswood”), acquired in a purchase business combination on March 26, 2022. We have also excluded the operations associated with Friendswood from the scope of our audit of internal control over financial reporting. The total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting relating to the operations associated with Friendswood represent approximately 12% and 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.
Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Critical Audit Matters

The critical audit matters communicated below are matters arising from the audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters below does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimate of the fair value of assets acquired and liabilities assumed in business combination

As described in Notes 2 and 3 to the consolidated financial statements, the Company completed an acquisition with a bank holding company during the year ended December 31, 2022, resulting in the expansion of the Company’s operating footprint and additional goodwill of approximately $23 million being recognized on the Company’s consolidated statement of financial condition. Management determined that the acquisition qualified as a business combination. Accordingly, all identifiable assets acquired and liabilities assumed were recorded at fair value as part of the purchase price allocation as of the acquisition date.

We identified the estimate of the fair value of assets acquired and liabilities assumed in the business combination as a critical audit matter because the identification and valuation of such acquired assets and assumed liabilities required management to exercise significant judgment and consider the use of an external valuation specialist to estimate the fair value of certain assets acquired and liabilities assumed. Auditing fair value estimates of the net assets acquired and other acquisition-related considerations involved a high degree of subjectivity and industry knowledge in evaluating management’s operational assumptions of the acquisition, fair value estimates, purchase price allocation, and assessing the appropriateness of management’s valuation specialist’s valuation model used for certain assets acquired and liabilities assumed.

The primary audit procedures we performed to address this critical audit matter included:

•We evaluated the design and tested the operating effectiveness of key controls relating to the identification and valuation of assets acquired and liabilities assumed in the business combination, including controls over the completeness and accuracy of data used in valuation estimates, the assumptions used in the estimates, and the precision of management’s review and approval of the calculations and resulting estimates.
•We obtained and inspected the executed Plan of Merger agreement to gain an understanding of the underlying terms of the business combination.
•We obtained and inspected management’s business combination purchase accounting memo to gain an understanding of the procedures performed to identify and calculate the fair value of the assets acquired and liabilities assumed.
•We tested management’s business combination accounting analysis, focusing on the completeness and accuracy of the assets acquired and liabilities assumed and the related fair value purchase price allocation.
•We obtained the valuation estimates prepared by the Company’s external valuation specialists or prepared internally and scrutinized management’s analysis of the appropriateness of the valuations allocated to assets acquired and liabilities assumed, including but not limited to, testing of critical inputs, assumptions applied, and valuation models utilized.
•We tested the completeness and accuracy of data used in the valuation estimates prepared by the Company’s external valuation specialists or prepared internally.
•We utilized our internal valuation specialist team to assist with testing and scrutinizing valuation estimates prepared by the Company’s external valuation specialists or prepared internally, including the valuation models, assumptions, and inputs used in the estimates.
•We tested the completeness and accuracy of the goodwill calculation resulting from the business combination, which is the difference between the total net consideration paid and the fair value of the net assets acquired.
•We evaluated the completeness and accuracy of the disclosures made in the consolidated financial statements with regards to the business combination.

Estimate of the allowance for loan losses – reserves related to collectively evaluated loans

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s allowance for loan losses (“ALL”) totaled $29.3 million of which $28.6 million relates to collectively evaluated loans (“general reserves”). The Company has identified loan pools with similar risk characteristics. The Company estimated the general reserves for all loan pools using the discounted cash flow method, except for general reserves for the credit card portfolio which were estimated using the remaining life method.

The discounted cash flow method utilizes loan-level term information (including maturity date, payment amount, and interest rate) and certain assumptions by management (including default rates, prepayment speeds, and curtailment rates) to estimate the expected future cash flows for the full life of each loon pool. The results of the discounted cash flow calculations are aggregated by pool to produce the net present value of each loan pool. The net present value of each loan pool is used to calculate the ALL reserve based on the book balance of the pool. The reserves are then adjusted for certain qualitative factors related to current conditions in addition to adjustments for reasonable and supportable forecasts for future periods to arrive at general reserves.

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

We identified the estimate of the reserves related to collectively evaluated loans as a critical audit matter because auditing this portion of the ALL required significant auditor judgment and evaluation of significant estimates requiring industry knowledge and experience. The estimate of the reserves related to individually evaluated loans did not require the same degree of auditor judgment; therefore, we did not identify this portion of ALL as a critical audit matter.

The primary audit procedures we performed to address this critical audit matter included:

•We evaluated the design and tested the operating effectiveness of key controls relating to the Company’s ALL calculation, including controls over the segmentation of the loan portfolio, the completeness and accuracy of data used in the calculation, the periods and assumptions used in the calculation, the determination of qualitative factors including reasonable and supportable forecasts, and the precision of management’s review and approval of the calculation and resulting estimate.

•We tested the completeness and accuracy of the data used by management to calculate general reserves.
•We tested the completeness and accuracy of the data used by management in determining qualitative factor adjustments, including the reasonable and supportable factors, by agreeing them to internal and external information.
•We analyzed the qualitative factors in comparison to information utilized by management and to historical periods to evaluate the directional consistency in relation to the Company’s loan portfolio and local economy.
•We evaluated the completeness and accuracy of disclosures made within the consolidated financial statements with regards to the ALL.
We have served as the Company’s auditor since 2009.

Atlanta, Georgia
March 9, 2023

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(dollars in thousands)	2022	2021
Assets
Cash and cash equivalents	$87,401	$601,443
Interest-bearing deposits in banks	349	349
Investment securities available for sale, at fair value	486,518	327,632
Investment securities held to maturity (fair values of $1,072 and $2,132, respectively)	1,075	2,102
Mortgage loans held for sale	98	1,104
Loans, net of unearned income	2,430,750	1,840,093
Allowance for loan losses	(29,299)	(21,089)
Total loans, net of unearned income and allowance for loan losses	2,401,451	1,819,004
Office properties and equipment, net	43,560	43,542
Cash surrender value of bank-owned life insurance	46,276	40,361
Goodwill and core deposit intangibles	87,973	61,949
Accrued interest receivable and other assets	73,579	40,758
Total Assets	$3,228,280	$2,938,244
Liabilities
Deposits:
Noninterest-bearing	$904,301	$766,385
Interest-bearing	1,728,880	1,769,464
Total deposits	2,633,181	2,535,849
Other borrowings	5,539	5,539
Subordinated debt, net of unamortized issuance cost	54,013	—
Short-term Federal Home Loan Bank advances	155,000	—
Long-term Federal Home Loan Bank advances	21,213	26,046
Accrued interest payable and other liabilities	29,380	18,907
Total Liabilities	2,898,326	2,586,341
Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,286,084 and 8,526,907 shares issued and outstanding, respectively	83	85
Additional paid-in capital	164,942	164,982
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(2,053)	(2,410)
Recognition and Retention Plan (RRP)	(7)	(13)
Retained earnings	206,296	188,515
Accumulated other comprehensive (loss) income	(39,307)	744
Total Shareholders’ Equity	329,954	351,903
Total Liabilities and Shareholders’ Equity	$3,228,280	$2,938,244

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(dollars in thousands except per share data)	2022	2021	2020
Interest Income
Loans, including fees	$112,660	$101,577	$99,106
Investment securities:
Taxable interest	9,647	4,301	4,228
Tax-exempt interest	481	339	335
Other investments and deposits	3,142	685	460
Total interest income	125,930	106,902	104,129
Interest Expense
Deposits	5,215	5,230	11,034
Other borrowings expense	213	212	212
Subordinated debt expense	1,710	—	—
Short-term Federal Home Loan Bank advances	361	—	23
Long-term Federal Home Loan Bank advances	416	471	649
Total interest expense	7,915	5,913	11,918
Net interest income	118,015	100,989	92,211
Provision for loan losses	7,489	(10,161)	12,728
Net interest income after provision for loan losses	110,526	111,150	79,483
Noninterest Income
Service fees and charges	4,920	4,702	4,646
Bank card fees	6,279	5,935	4,868
Gain on sale of loans, net	663	2,518	2,925
Income from bank-owned life insurance	915	2,603	994
Gain (loss) on sale of assets, net	26	(504)	(11)
Other income	1,082	1,017	883
Total noninterest income	13,885	16,271	14,305
Noninterest Expense
Compensation and benefits	47,750	39,151	37,935
Occupancy	8,715	6,970	6,794
Marketing and advertising	2,263	1,871	1,132
Data processing and communication	9,307	8,500	7,343
Professional services	1,740	1,178	852
Forms, printing and supplies	766	644	625
Franchise and shares tax	2,108	1,475	1,487
Regulatory fees	2,122	1,317	1,377
Foreclosed assets, net	523	453	505
Amortization of acquisition intangible	1,602	1,163	1,360
Provision for credit losses on unfunded commitments	278	390	—
Other expenses	4,735	3,870	3,571
Total noninterest expense	81,909	66,982	62,981
Income before income tax expense	42,502	60,439	30,807
Income tax expense	8,430	11,818	6,042
Net Income	$34,072	$48,621	$24,765
Earnings per share:
Basic	$4.19	$5.80	$2.86
Diluted	$4.16	$5.77	$2.85
Cash dividends declared per common share	$0.93	$0.91	$0.88

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Net Income	$34,072	$48,621	$24,765
Other Comprehensive (Loss) income
Unrealized (losses) gains on available for sale investment securities	(54,116)	(7,108)	5,580
Unrealized gains on cash flow hedges	3,419	1,374	220
Tax effect	10,646	1,204	(1,218)
Other comprehensive (loss) income, net of taxes	(40,051)	(4,530)	4,582
Comprehensive (Loss) Income	$(5,979)	$44,091	$29,347

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2019	$93	$168,545	$(3,124)	$(35)	$150,158	$692	$316,329
Cumulative effect of change in accounting principle due to the adoption of ASC 326, net of tax					(3,985)		$(3,985)
Net income					24,765		24,765
Other comprehensive income						4,582	4,582
Purchase of Company’s common stock at cost, 530,504 shares	(6)	(5,299)			(8,708)		(14,013)
Cash dividends declared, $0.88 per share					(7,903)		(7,903)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 16,485 shares	—	32			(45)		(13)
Exercise of stock options	—	30					30
RRP shares released for allocation		(13)		13			—
ESOP shares released for allocation		904	357				1,261
Share-based compensation cost		789					789
Balance, December 31, 2020	$87	$164,988	$(2,767)	$(22)	$154,282	$5,274	$321,842
Net income					48,621		48,621
Other comprehensive loss						(4,530)	(4,530)
Purchase of Company’s common stock at cost, 246,012 shares	(2)	(2,457)			(6,441)		(8,900)
Cash dividends declared, $0.91 per share					(7,867)		(7,867)
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 28,222 shares	—	383			(80)		303
Exercise of stock options	—	80					80
RRP shares released for allocation		(9)		9			—
ESOP shares released for allocation		1,228	357				1,585
Share-based compensation cost		769					769
Balance, December 31, 2021	$85	$164,982	$(2,410)	$(13)	$188,515	$744	$351,903
Net income					34,072		34,072
Other comprehensive loss						(40,051)	(40,051)
Purchase of Company’s common stock at cost, 288,350 shares	(2)	(2,881)			(8,450)		(11,333)
Cash dividends declared, $0.93 per share					(7,777)		(7,777)
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 25,902 shares	—	388			(64)		324
Exercise of stock options	—	375					375
RRP shares released for allocation		(6)		6			—
ESOP shares released for allocation		1,272	357				1,629
Share-based compensation cost		812					812
Balance, December 31, 2022	$83	$164,942	$(2,053)	$(7)	$206,296	$(39,307)	$329,954

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Cash flows from operating activities, net of effects of acquisitions:
Net income	$34,072	$48,621	$24,765
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,489	(10,161)	12,728
Depreciation	3,464	3,084	3,063
Amortization and accretion of purchase accounting valuations and intangibles	4,078	3,527	5,479
Net amortization of mortgage servicing asset	—	—	161
Federal Home Loan Bank stock dividends	(53)	(15)	(61)
Net amortization of premium on investments	1,012	1,874	2,900
Amortization of subordinated debt issuance cost	120	—	—
Gain on sale of loans, net	(663)	(2,518)	(2,925)
(Gain) loss on sale of assets, net	(26)	504	11
Proceeds, including principal payments, from loans held for sale	66,748	199,639	288,642
Originations of loans held for sale	(65,079)	(188,666)	(288,286)
Non-cash compensation	2,441	2,354	2,050
Deferred income tax (benefit) expense	(882)	2,544	(1,588)
Increase in accrued interest receivable and other assets	(10,427)	(2,661)	(612)
Increase in cash surrender value of bank-owned life insurance	(915)	(886)	(948)
Increase (decrease) in accrued interest payable and other liabilities	9,820	(1,525)	3,651
Net cash provided by operating activities	51,199	55,715	49,030
Cash flows from investing activities, net of effects of acquisitions:
Purchases of securities available for sale	(238,498)	(167,584)	(91,978)
Proceeds from maturities, prepayments and calls on securities available for sale	57,922	80,686	97,311
Proceeds from maturities, prepayments and calls on securities held to maturity	1,000	800	4,130
Proceeds from sales on securities available for sale	—	5,068	—
(Increase) decrease in loans, net	(279,450)	133,808	(271,830)
Decrease in interest-bearing deposits in banks	—	—	100
Proceeds from sale of foreclosed assets	2,650	2,493	3,585
Purchases of office properties and equipment	(2,706)	(2,472)	(2,147)
Net cash disbursed in sale of banking center	(11,182)	—	—
Net cash disbursed in business combination	(16,123)	—	—
Proceeds from sale of office properties and equipment	82	414	5
Purchase of bank-owned life insurance	(5,000)	—	—
Proceeds from bank-owned life insurance	—	1,717	126
Purchase of Federal Home Loan Bank stock	(4,047)	—	(1,592)
Proceeds from redemption of Federal Home Loan Bank stock	—	—	2,254
Net cash (used in) provided by investing activities	(495,352)	54,930	(260,036)
Cash flows from financing activities, net of effects of acquisitions:
(Decrease) increase in deposits, net	(255,520)	322,028	392,836
Borrowings on Federal Home Loan Bank advances	155,000	—	119,700
Repayments of Federal Home Loan Bank advances	(4,850)	(2,798)	(131,526)
Proceeds from issuance of subordinated debt, net of issuance cost	53,892	—	—
Proceeds from exercise of stock options	375	80	30
Issuance of stock under incentive plans	324	303	(13)
Dividends paid to shareholders	(7,777)	(7,867)	(7,903)
Purchase of Company’s common stock	(11,333)	(8,900)	(14,013)
Net cash (used in) provided by financing activities	(69,889)	302,846	359,111
Net change in cash and cash equivalents	(514,042)	413,491	148,105
Cash and cash equivalents at beginning of year	601,443	187,952	39,847
Cash and cash equivalents at end of year	$87,401	$601,443	$187,952

Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$7,744	$6,220	$11,933
Income taxes paid	6,535	12,002	5,430
Noncash investing and financing activities:
Loans transferred to ORE, net of charge offs	1,297	1,979	869
Recognition of new operating leases	4,690	933	—
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Home Bancorp, Inc., a Louisiana corporation (the “Company”), is the parent holding company for Home Bank, N.A. (the "Bank"). The Bank is a national bank and wholly owned subsidiary of the Company. The Company and Bank are headquartered in Lafayette, Louisiana. As of December 31, 2022, the Company was a bank holding company. The Bank established HB Investment Fund I, LLC and HB Investment Fund II, LLC, as wholly-owned subsidiaries of the Bank to invest in New Markets Tax Credits (“NMTC”) and Federal Tax Credits ("FTC") in our market areas.
In 2010, the Bank expanded into the Northshore (of Lake Pontchartrain) region through a Federal Deposit Insurance Corporation (“FDIC”) assisted acquisition of certain assets and liabilities of the former Statewide Bank. In July 2011, the Bank expanded into the Greater New Orleans region through its acquisition of GS Financial Corporation, the former holding company of Guaranty Savings Bank. In February 2014, the Bank expanded into west Mississippi through its acquisition of Britton & Koontz Capital Corporation, the holding company for Britton & Koontz Bank, N.A. of Natchez, Mississippi. In September 2015, the Bank expanded its presence in the Greater New Orleans region through the acquisition of Louisiana Bancorp, Inc., the former holding company of Bank of New Orleans of Metairie, Louisiana. In December 2017, the Bank expanded its presence in the Acadiana market through the acquisition of St. Martin Bancshares (“SMB”), the former holding company of St. Martin Bank & Trust Company of St. Martinville, Louisiana. In March 2022, the Bank expanded into the Houston, Texas region through the acquisition of Friendswood Capital Corporation ("Friendswood"), the former holding company of Texan Bank, N.A. ("Texan Bank") of Houston, Texas. As of December 31, 2022, the Bank conducted business from 43 banking offices in the Acadiana, Northshore, Baton Rouge, Greater New Orleans, Natchez and Houston regions of south Louisiana, west Mississippi, and east Texas.
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
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the Bank, HB Investment Fund I, LLC and HB Investment Fund II, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.
Subsequent Events
The Company has evaluated subsequent events for potential recognition and disclosure through the date of filing for this Annual Report on Form 10-K with the U.S. Securities and Exchange Commission..
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
The Bank may be required to maintain cash reserves with the Federal Reserve Bank. The requirement is dependent upon the Bank’s cash on hand or noninterest-bearing balances. There was no reserve requirement as of December 31, 2022 or 2021.
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
Investment securities that are acquired with the intention of being resold in the near term are classified as trading securities under ASC 320 and are carried at fair value, with unrealized holding gains and losses recognized in current earnings. The Company did not hold any securities for trading purposes at, or during the years ended, December 31, 2022 or 2021.
Securities not meeting the criteria of either trading securities or held to maturity are classified as available for sale and are carried at fair value. Unrealized holding gains and losses for these securities are recognized, net of related income tax effects, in the Consolidated Statements of Comprehensive (Loss) Income.
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
For financial reporting purposes, the Company classifies a portion of its loans as “Mortgage loans held for sale”. Included in this category are loans which the Company has the current intent to sell and loans which are available to be sold in the event that the Company determines that loans should be sold to support the Company’s investment and liquidity objectives, as well as to support its overall asset and liability management strategies. Loans included in this category for which the Company has the current intention to sell are recorded at the lower of aggregate cost or fair value. As of December 31, 2022 and 2021, the Company had $98,000 and $1,104,000, respectively, in loans classified as “Mortgage loans held for sale.”
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
Acquired Loans
Acquired loans at December 31, 2022 and 2021 are those associated with our acquisitions of Statewide Bank, GS Financial Corporation, Britton & Koontz Capital Corporation, Louisiana Bancorp, Inc., SMB, and Friendswood. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The acquired loans were segregated between those considered to be performing and those with evidence of credit deterioration (purchased credit impaired or “PCI” for loans acquired prior to January 1, 2020), and then further segregated into loan pools designed to facilitate the development of expected cash flows. The fair value estimate for each pool of acquired performing and PCI loans was based on the estimate of expected cash flows, both principal and interest, from that pool, discounted at prevailing market interest rates. The difference between the fair value of an acquired loan pool and the contractual amounts due at the acquisition date (the “fair value discount”) is accreted into income over the estimated life of the pool.
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
Under ASC 326, the allowance for credit losses ("ACL") is measured on a pool basis when similar risk characteristics exist and is maintained at an amount which management believes is a current estimate of the expected credit losses for the full life of the relevant pool of loans and related unfunded lending commitments. The Company applies the practical expedient that permits the exclusion of the accrued interest receivable balance from amortized cost basis of financing receivables when measuring credit losses under CECL. The Company's CECL calculation estimates loan losses using the discounted cash flow method for all loan pools, except for the Company's credit card portfolio. Loan losses for the credit card portfolio are estimated using the remaining life method due to the limited complexity and size of this portfolio. The discounted cash flow analysis uses loan-level term information (e.g., maturity date, payment amount, interest rate, etc.) and pool-level assumptions (e.g., default rates, prepayment speeds, etc.) to produce expected future cash flows for the full life of every loan in the pool. The expected future cash flows are discounted and results are then aggregated to produce a net present value of the pool and ultimately the ACL requirement for the pool. The remaining life method applies a loss rate to a given pool of loans over the estimated remaining life of the given pool. The remaining life of the pool is based on historical data. The loss rates computed for each pool and expected pool-level funding rates are applied to the related unfunded lending commitments to calculate an ACL on unfunded amounts. For each pool of loans, management also evaluates and applies qualitative adjustments to the calculated ACL based on several factors, including, but not limited to, changes in current and expected future economic conditions, changes in industry experience and loan concentrations, changes in the volume and severity of nonperforming assets, changes in lending policies and personnel and changes in the competitive and regulatory environment of the banking industry. During 2022, 2021 and 2020, the ongoing effects of COVID-19 on the U.S. economy have been an additional consideration when measuring the ACL.
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
Operating Leases
On January 1, 2019, the Company adopted the amended provisions under ASC 842, Leases. Under the amended guidance, the Company recognizes lease assets and liabilities for both operating and capital leases. For lessees, lease assets represent the right-of-use ("ROU") leased assets for the relevant lease term and lease liabilities that represent the obligation to make lease payments. The Company has made an accounting policy election not to recognize short-term lease assets and liabilities (less than a 12 month term) or immaterial equipment leases in its balance sheets; instead, the Company recognizes the lease expense on a straight-line basis over the life of the lease. At December 31, 2022 and 2021, the Company's right-of-use assets, net of amortization, were $9,021,000 and $5,256,000, respectively. The Company's lease liabilities were $9,322,000 and $5,457,000 at December 31, 2022 and 2021, respectively. The Company reports its right-of-use assets and liabilities within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, on the Consolidated Statements of Financial Condition. The ROU asset and lease liability are recognized at lease commencement based on the present value of the remaining lease payments, considering a discount rate that represents the Company's incremental borrowing rate. Operating lease expense is recognized on a straight-line basis over the lease term and is recognized in occupancy expense Consolidated Statements of Income. See Note 7 for additional information and disclosures on operating leases.
Cash Surrender Value of Bank-Owned Life Insurance
Life insurance contracts represent single premium life insurance contracts on the lives of certain officers of the Bank. The Bank is the beneficiary of these policies. These contracts are reported at their cash surrender value and changes in the cash surrender value are included in noninterest income.
Intangible Assets
Intangible assets consist of goodwill, core deposit intangibles and mortgage servicing rights. Goodwill and core deposit intangibles are presented together on the Consolidated Statements of Financial Condition. Mortgage servicing rights were recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. Goodwill is not amortized but rather is evaluated for impairment at least annually. Core deposit intangibles represent the estimated value related to customer deposit relationships assumed in the Company’s acquisitions. Core deposit intangibles are being amortized over nine to 15 years. Core deposit intangibles are evaluated for impairment at least annually. Mortgage servicing rights represent servicing assets related to mortgage loans sold and serviced at fair value. Mortgage servicing rights were amortized over a maximum of 10 years using an accelerated method.
Foreclosed Assets and ORE
Foreclosed assets and ORE includes real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets are recorded at fair value less estimated selling costs at the date acquired or upon receiving new property valuations. Write-downs from cost to fair value at the date of foreclosure are charged against the allowance for credit losses. ORE is recorded at the lower of its net book value or fair value at the date of transfer to ORE. Costs relating to the development and improvement of foreclosed assets and ORE are capitalized, and costs relating to holding and maintaining foreclosed assets and ORE are expensed. Valuations are performed periodically and a charge to operations is recorded if the carrying value of a property exceeds its fair value less selling costs. Generally, the Company appraises foreclosed assets and ORE at the time of foreclosure or transfer to ORE and at least every 12 months following the foreclosure or transfer to ORE. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Financed sales of foreclosed property are accounted for in accordance with ASC 610, Subtopic 20, Gains and losses from the derecognition of nonfinancial assets. The Company had $461,000 and $1,189,000 of foreclosed assets and ORE as of December 31, 2022 and 2021, respectively. Foreclosed assets and ORE are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

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
Other Investments
Other investments are carried at cost and consist of Federal Reserve Bank ("FRB") stock, FHLB stock, First National Bankers Bank ("FNBB") stock, qualified investments under the Community Reinvestment Act ("CRA"), an investment in a Small Business Investment Company ("SBIC"), and a New Market Tax Credit ("NMTC") investment. The Company's other investments are not held for sale and do not have readily determinable fair values. As a member of the FRB and the FHLB, the Company is required to hold stock in the FRB and the FHLB. The FRB stock may not be sold or pledged as collateral. The FHLB stock is pledged as collateral for outstanding FHLB advances and its transfer is substantially restricted. The Company's CRA investments include investments in funds and membership shares that fund community development in low- and moderate-income areas. The Company's SBIC investment is guaranteed by the Small Business Association. Other investments totaled $22,026,000 and $15,004,000 as of December 31, 2022 and 2021, respectively. Other investments are reported in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
Shareholders’ Equity
Pursuant to applicable provisions of the Louisiana Business Corporation Act, shares reacquired by the Company are to be treated as authorized but unissued shares. For the years ended December 31, 2022, 2021 and 2020, the cost of shares repurchased by the Company has been allocated to common stock, additional paid-in capital, and retained earnings.
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
The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2022, 2021 and 2020, the Company did not recognize any interest or penalties in its financial statements and did not record an accrued liability for interest or penalty payments.
Investments that generate investment tax credits are accounted for under the deferral method. Under the deferral method, the allowable investment credit is recognized as a reduction in income tax expense over the life of the acquired investment.
Stock-based Compensation Plans
The Company has issued stock options under the 2009 Stock Option Plan and the 2014 Equity Incentive Plan to directors, officers and other key employees. The Company had not issued stock options under the 2021 Equity Incentive Plan as of December 31, 2022. In accordance with the requirements of ASC 718, Compensation – Stock Compensation, the Company has adopted a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured as of the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.
The Company has issued restricted stock under the 2009 Recognition and Retention Plan and restricted stock units under the 2014 Equity Incentive Plan and 2021 Equity Incentive Plan to directors, officers and other key employees. Awards under the plans may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned compensation related to these awards is amortized to compensation expense over the service period, which is usually the vesting period. The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock as of the date of grant applied to the total number of shares granted and is amortized over the vesting period.
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
Comprehensive (Loss) Income
GAAP generally requires that recognized revenues, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and cash flow hedges, are reported as a separate component of the equity section of the balance sheets, such items, along with net earnings, are components of comprehensive (loss) income. The tax effect for unrealized losses and gains on investment securities and cash flow hedges was a $10,646,000 benefit, a $1,204,000 benefit and a $1,218,000 expense for the periods ending December 31,

2022, 2021 and 2020, respectively. Comprehensive (loss) income is reflected in the Consolidated Statements of Comprehensive (Loss) Income.
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

Recent Accounting Pronouncements
Accounting Standards Adopted in 2022
There were no applicable accounting pronouncements adopted by the Company in 2022.
Issued but Not Yet Adopted Accounting Standards
ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method.” Under prior guidance, entities can apply the last-of-layer hedging method to hedge the exposure of a closed portfolio of prepayable financial assets to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 expands the last-of-layer method, which permits only one hedge layer, to allow multiple hedged layers of a single closed portfolio. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. ASU 2022-01 also (i) expands the scope of the portfolio layer method to include non-prepayable financial assets, (ii) specifies eligible hedging instruments in a single-layer hedge, (iii) provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method and (iv) specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. ASU 2022-01 is effective for fiscal years and interim periods after December, 15, 2022. The adoption of ASU 2022-01 is not expected to have a significant impact on our financial statements.
ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in Accounting Standards Codification (“ASC”) Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 3126-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 is effective for fiscal years and interim periods after December, 15, 2022. The adoption of ASU 2022-02 is not expected to have a significant impact on our financial statements.
ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires certain new disclosures for equity securities subject to contractual sale restrictions. ASU 2022-03 is effective for fiscal years and interim periods after December, 15, 2023, though early adoption is permitted. The adoption of ASU 2022-03 is not expected to have a significant impact on our financial statements.
ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance provided by ASU 2020-04 and ASU 2021-01, which are discussed above. ASU 2022-06, which was effective upon issuance, defers the sunset date of this prior guidance from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief guidance in Topic 848. The adoption of ASU 2022-06 did not significantly impact our financial statements.

3. Acquisition Activity
The Company has completed six acquisitions since 2010. The following table is a summary of the Company's acquisition activity as recorded:
SUMMARY OF ACQUISITION ACTIVITY

(dollars in thousands)
Acquisition	Acquisition Date	Total Assets	Total Loans	Goodwill	Core Deposit Intangible	Total Deposits
Statewide Bank	3/12/2010	$188,026	$110,415	$560	$1,429	$206,925
GS Financial Corporation	7/15/2011	256,677	182,440	296	859	193,518
Britton & Koontz Capital Corporation	2/14/2014	298,930	161,581	43	3,030	216,600
Louisiana Bancorp, Inc.	9/15/2015	352,897	281,583	8,454	1,586	208,670
St. Martin Bancshares, Inc.	12/6/2017	592,852	439,872	49,135	6,766	533,497
Friendswood Capital Corporation	3/26/2022	413,919	317,492	23,029	4,597	367,991
Total Acquisitions		$2,103,301	$1,493,383	$81,517	$18,267	$1,727,201
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
The Friendswood acquisition was accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. In accordance with ASC 805, the Company recorded goodwill totaling $23,029,000 from the acquisition as a result of consideration transferred over net assets acquired. Both the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values. Identifiable intangible assets, including core deposit intangible assets, were recorded at fair value.
The fair value estimates of the Friendswood assets and liabilities require management to make estimates about discount rates, expected cash flows, market conditions, and other future events that are highly subjective in nature and are subject to refinement for a one year period after the date of the acquisition. Under current accounting principles, the Company’s estimates of fair values may be adjusted for a period of up to one year from the acquisition date.
The assets acquired and liabilities assumed in the Friendswood acquisition, as well as the adjustments to record the assets and liabilities at fair value, are presented in the following table as of March 26, 2022:

(dollars in thousands)	As Acquired	Fair Value Adjustments		As recorded by Home Bancorp
Assets
Cash and cash equivalents	$48,741	$—		$48,741
Investment securities	33,679	(268)	(a)	33,411
Loans	320,050	(2,558)	(b)	317,492
Repossessed assets	950	(246)	(c)	704
Office properties and equipment, net	1,663	(116)	(d)	1,547
Core deposit intangible	—	4,597	(e)	4,597
Other assets	9,687	(2,260)	(f)	7,427
Total assets acquired	$414,770	$(851)		$413,919
Liabilities
Noninterest-bearing deposits	$97,668	$—		$97,668
Interest-bearing deposits	269,301	1,022	(g)	270,323
Other liabilities	3,873	220	(h)	4,093
Total liabilities assumed	$370,842	$1,242		$372,084
Excess of assets acquired over liabilities assumed				41,835
Cash consideration paid				(64,864)
Total goodwill recorded				$23,029

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
•Net discount of $5.5 million for all non-PCD loans which totaled $309.8 million. In determining the fair value of non-PCD loans, the acquired loan portfolio was evaluated based on risk characteristics and other credit and market criteria to determine credit quality and interest adjustments to the fair value of the loans acquired. The acquired loan balance was reduced by the net amount of the credit quality and interest adjustments in determining the fair value of the loans.
(c) The adjustment represents the write-down of the book value of Friendswood's repossessed assets to their estimated fair value, as adjusted for estimated costs to sell.
 (d) The adjustment represents the write-down of the book value of Friendswood’s office properties and equipment to their estimated fair value at the acquisition date.
(e) The adjustment represents the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and is being be amortized on an accelerated basis over the estimated life of the deposit base of 10 years.
(f) The adjustment is to record the deferred tax asset on the transaction and the estimated fair value on other assets.
(g) Adjustment to reflect the fair value of certificates of deposit acquired based on the interest rates as of the acquisition date for similar instruments. The adjustment is being recognized using a level yield amortization method based on maturities of the deposit liabilities.
(h) Adjustment to reflect the fair value of liabilities at the acquisition date.
The Company acquired loans at the acquisition date of Friendswood with more than significant deterioration of credit quality since origination PCD loans. The carrying amount of these loans at acquisition was as follows:

(in thousands)	Acquisition Date of March 26, 2022
Purchase price of PCD loans at acquisition	$8,813
Allowance for credit losses on PCD loans at acquisition	1,415
Par value of PCD acquired loans at acquisition	10,228
The following pro forma information for the years ended December 31, 2022 and 2021 reflects the Company’s estimated consolidated results of operations as if the acquisition of Friendswood occurred at January 1, 2021, unadjusted for potential cost savings. Merger-related costs for the years December 31, 2022 and 2021 were approximately $1,971,000 and $299,000, respectively, and have been excluded from the pro-forma information presented below.

(dollars in thousands except per share information)	2022	2021
Net interest income	$122,893	$120,421
Noninterest income	14,789	19,705
Noninterest expense	85,423	82,853
Net income	35,368	53,273
Earnings per share - basic	$4.35	$6.36
Earnings per share - diluted	$4.32	$6.32
The selected pro forma financial information presented above is for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period.

4. Investment Securities
The following table summarizes the Company’s available for sale and held to maturity investment securities at December 31, 2022 and 2021.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2022			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$355,014	$63	$14,828	$23,417	$316,832
Collateralized mortgage obligations	91,217	1	4,860	13	86,345
Municipal bonds	67,476	50	3,245	6,656	57,625
U.S. government agency	20,600	—	1,259	8	19,333
Corporate bonds	6,980	—	247	350	6,383
Total available for sale	$541,287	$114	$24,439	$30,444	$486,518
Held to maturity:
Municipal bonds	$1,075	$—	$3	$—	$1,072
Total held to maturity	$1,075	$—	$3	$—	$1,072

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2021			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$234,720	$1,793	$2,382	$358	$233,773
Collateralized mortgage obligations	31,356	557	1	—	31,912
Municipal bonds	51,094	402	719	58	50,719
U.S. government agency	5,615	8	—	9	5,614
Corporate bonds	5,500	114	—	—	$5,614
Total available for sale	$328,285	$2,874	$3,102	$425	$327,632
Held to maturity:
Municipal bonds	$2,102	$30	$—	$—	$2,132
Total held to maturity	$2,102	$30	$—	$—	$2,132
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

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$184,896	$14,828	$129,248	$23,417	$314,144	$38,245
Collateralized mortgage obligations	85,715	4,860	620	13	86,335	4,873
Municipal bonds	28,710	3,245	24,100	6,656	52,810	9,901
U.S. government agency	18,718	1,259	615	8	19,333	1,267
Corporate bonds	3,233	247	3,150	350	6,383	597
Total available for sale	$321,272	$24,439	$157,733	$30,444	$479,005	$54,883
Held to maturity:
Municipal bonds	$1,072	$3	$—	$—	$1,072	$3
Total held to maturity	$1,072	$3	$—	$—	$1,072	$3

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$158,908	$2,382	$11,575	$358	$170,483	$2,740
Collateralized mortgage obligations	254	1	988	—	1,242	1
Municipal bonds	29,047	719	1,228	58	30,275	777
U.S. government agency	—	—	1,001	9	1,001	9
Corporate bonds	3,499	—	—	—	3,499	—
Total available for sale	$191,708	$3,102	$14,792	$425	$206,500	$3,527
Held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Total held to maturity	$—	$—	$—	$—	$—	$—
At December 31, 2022, 324 of the Company’s debt securities had unrealized losses totaling 10.3% of the individual securities’ amortized cost basis and 10.1% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 63 of the 324 securities had been in a continuous loss position for over 12 months. Management has determined that the declines in the fair value of these securities were not attributable to credit losses. As a result, no ACL was recorded for available for sale investment securities at December 31, 2022.
At December 31, 2022 and December 31, 2021, it was determined that no ACL was required for the Company's held to maturity investment securities. The Company monitors credit quality of debt securities held to maturity through the use of credit ratings. The following tables present the amortized cost of the Company's held to maturity securities by credit quality rating at December 31, 2022 and December 31, 2021.

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
December 31, 2022
Held to maturity:
Municipal bonds	$1,075	$—	$1,075

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
December 31, 2021
Held to maturity:
Municipal bonds	$2,102	$—	$2,102

The amortized cost and estimated fair value by maturity of the Company’s investment securities as of December 31, 2022 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Available for sale:
U.S. agency mortgage-backed	$6,648	$52,243	$107,194	$150,747	$316,832
Collateralized mortgage obligations	—	59,640	4,782	21,923	86,345
Municipal bonds	2,191	5,331	22,383	27,720	57,625
U.S. government agency	—	6,063	12,945	325	19,333
Corporate bonds	—	—	6,383	—	6,383
Total securities available for sale	$8,839	$123,277	$153,687	$200,715	$486,518
Held to maturity:
Municipal bonds	$—	$1,072	$—	$—	$1,072
Total securities held to maturity	$—	$1,072	$—	$—	$1,072

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Available for sale:
U.S. agency mortgage-backed	$6,754	$56,502	$118,815	$172,943	$355,014
Collateralized mortgage obligations	—	62,556	5,493	23,168	91,217
Municipal bonds	2,219	5,559	25,154	34,544	67,476
U.S. government agency	—	6,182	14,089	329	20,600
Corporate bonds	—	—	6,980	—	6,980
Total securities available for sale	$8,973	$130,799	$170,531	$230,984	$541,287
Held to maturity:
Municipal bonds	$—	$1,075	$—	$—	$1,075
Total securities held to maturity	$—	$1,075	$—	$—	$1,075
For the year ended December 31, 2022, the Company recorded no gross gains and losses related to the sale of investment securities. For the year ended December 31, 2021, gross gains and losses recorded related to the sale of investment securities were $5,300 and $5,200, respectively. For the year ended December 31, 2020, the Company recorded no gross gains or losses related to the sale of investment securities.
As of December 31, 2022 and 2021, the Company had accrued interest receivable for investment securities of $1,798,000 and $942,000, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
As of December 31, 2022 and 2021, the Company had $170,036,000 and $161,388,000, respectively, of securities pledged to secure public deposits.

5. Loans
The Company’s loans, net of unearned income, consisted of the following as of December 31 of the years indicated.

(dollars in thousands)	2022	2021
Real estate loans:
One- to four-family first mortgage	$389,616	$350,843
Home equity loans and lines	61,863	60,312
Commercial real estate	1,152,537	801,624
Construction and land	313,175	259,652
Multi-family residential	100,588	90,518
Total real estate loans	2,017,779	1,562,949
Other loans:
Commercial and industrial	377,894	244,123
Consumer	35,077	33,021
Total other loans	412,971	277,144
Total loans	$2,430,750	$1,840,093

In January 2022, the Bank sold its former branch office in Vicksburg, Mississippi, and transferred approximately $2.8 million in loans from that office. The net discount on the Company’s acquired loans was $6,866,000 and $4,289,000 at December 31, 2022 and 2021, respectively. In addition, loan balances as of December 31, 2022 and 2021 are reported net of unearned income of $4,580,000 and $4,924,000, respectively. Unearned income at December 31, 2022 and December 31, 2021 included $94,000 and $1,301,000 of deferred lender fees related to PPP loans, respectively. The total recorded investment in PPP loans was $6,692,000 and $43,637,000 at December 31, 2022 and 2021, respectively, which is included in commercial and industrial loans.
Accrued interest receivable on the Company's loans was $9,520,000 and $6,496,000 at December 31, 2022 and 2021, respectively, and is excluded from the estimate of the ACL. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
A summary of activity in the ACL for the years ended December 31, 2022, 2021 and 2020 follows.

	For the Year Ended December 31, 2022
(dollars in thousands)	Beginning Balance	Allowance for Acquired PCD Loans(1)	Charge-offs	Recoveries	Provision	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$1,944	$—	$(80)	$39	$980	$2,883
Home equity loans and lines	508	—	—	14	102	624
Commercial real estate	10,454	1,220	(270)	—	2,410	13,814
Construction and land	3,572	—	—	—	1,108	4,680
Multi-family residential	457	—	—	—	115	572
Commercial and industrial	3,520	195	(792)	509	2,592	6,024
Consumer	634	—	(256)	142	182	702
Total allowance for loan losses	$21,089	$1,415	$(1,398)	$704	$7,489	$29,299

Unfunded lending commitments	1,815	—	—	—	278	2,093
Total allowance for credit losses	$22,904	$1,415	$(1,398)	$704	$7,767	$31,392

	For the Year Ended December 31, 2021
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$3,065	$(176)	$45	$(990)	$1,944
Home equity loans and lines	676	(6)	25	(187)	508
Commercial real estate	18,851	(1,337)	—	(7,060)	10,454
Construction and land	4,155	—	63	(646)	3,572
Multi-family residential	1,077	—	—	(620)	457
Commercial and industrial	4,276	(599)	313	(470)	3,520
Consumer	863	(187)	146	(188)	634
Total allowance for loan losses	$32,963	$(2,305)	$592	$(10,161)	$21,089

Unfunded lending commitments	1,425	—	—	390	1,815
Total allowance for credit losses	$34,388	$(2,305)	$592	$(9,771)	$22,904

	For the Year Ended December 31, 2020
(dollars in thousands)	Beginning Balance	ASC 326 Adoption Impact(1)	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$2,715	$986	$(99)	$13	$(550)	$3,065
Home equity loans and lines	1,084	(1)	(575)	16	152	676
Commercial real estate	6,541	1,974	(5)	55	10,286	18,851
Construction and land	2,670	519	(688)	—	1,654	4,155
Multi-family residential	572	(245)	—	—	750	1,077
Commercial and industrial	3,694	1,243	(984)	106	217	4,276
Consumer	592	157	(250)	145	219	863
Total allowance for loan losses	$17,868	$4,633	$(2,601)	$335	$12,728	$32,963

Unfunded lending commitments	—	1,425	—	—	—	1,425
Total allowance for credit losses	$17,868	$6,058	$(2,601)	$335	$12,728	$34,388
(1)On January 1, 2020, the Company adopted ASC 326, Financial Instruments - Credit Losses, which introduced a new model known as CECL. Refer to Note 2 for more information on the adoption of ASC 326.

The ACL, which includes the ALL and the ACL on unfunded lending commitments, and recorded investment in loans as of the dates indicated are as follows.

	As of December 31, 2022
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$2,883	$—	$2,883
Home equity loans and lines	624	—	624
Commercial real estate	13,264	550	13,814
Construction and land	4,680	—	4,680
Multi-family residential	572	—	572
Commercial and industrial	5,853	171	6,024
Consumer	702	—	702
Total allowance for loan losses	$28,578	$721	$29,299

Unfunded lending commitments(1)	$2,093	$—	$2,093
Total allowance for credit losses	$30,671	$721	$31,392

	As of December 31, 2022
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$389,616	$—	$389,616
Home equity loans and lines	61,863	—	61,863
Commercial real estate	1,147,794	4,743	1,152,537
Construction and land	313,175	—	313,175
Multi-family residential	100,588	—	100,588
Commercial and industrial	377,690	204	377,894
Consumer	34,991	86	35,077
Total loans	$2,425,717	$5,033	$2,430,750

	As of December 31, 2021
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$1,944	$—	$1,944
Home equity loans and lines	508	—	508
Commercial real estate	10,207	247	10,454
Construction and land	3,572	—	3,572
Multi-family residential	457	—	457
Commercial and industrial	3,095	425	3,520
Consumer	634	—	634
Total allowance for loan losses	$20,417	$672	$21,089

Unfunded lending commitments(3)	$1,815	$—	$1,815
Total allowance for credit losses	$22,232	$672	$22,904

	As of December 31, 2021
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$350,843	$—	$350,843
Home equity loans and lines	60,312	—	60,312
Commercial real estate	797,751	3,873	801,624
Construction and land	259,652	—	259,652
Multi-family residential	90,518	—	90,518
Commercial and industrial	243,379	744	244,123
Consumer	33,021	—	33,021
Total loans	$1,835,476	$4,617	$1,840,093
(1)At December 31, 2022, $2.1 million of the ACL related to noncancellable unfunded lending commitments of $520.7 million. The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.
(2)PCD loans individually evaluated totaled $1.5 million and none at December 31, 2022 and December 31, 2021, respectively.
(3)At December 31, 2021, $1.8 million of the ACL related to noncancellable unfunded lending commitments of $434.6 million. The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.
Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent, in part, on values in the real estate market.

The following table presents the Company’s loan portfolio by credit quality classification and origination year as of December 31, 2022.

	Term Loans by Origination Year
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$107,546	$78,744	$37,876	$34,114	$26,455	$94,729	$5,387	$348	$385,199
Special Mention	150	189	—	—	—	355	—	500	1,194
Substandard	272	56	368	145	372	2,010	—	—	3,223
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$107,968	$78,989	$38,244	$34,259	$26,827	$97,094	$5,387	$848	$389,616
Home equity loans and lines:
Pass	$1,898	$1,453	$783	$1,142	$604	$3,453	$51,502	$995	$61,830
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	33	—	—	33
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,898	$1,453	$783	$1,142	$604	$3,486	$51,502	$995	$61,863
Commercial real estate:
Pass	$292,894	$279,397	$210,983	$159,169	$64,554	$95,083	$35,918	$586	$1,138,584
Special Mention	—	179	345	—	—	—	—	—	524
Substandard	97	—	167	5,579	294	7,292	—	—	13,429
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$292,991	$279,576	$211,495	$164,748	$64,848	$102,375	$35,918	$586	$1,152,537
Construction and land:
Pass	$170,744	$101,321	$19,620	$8,912	$2,534	$2,716	$4,434	$1,727	$312,008
Special Mention	—	520	—	—	—	—	—	—	520
Substandard	417	—	152	—	—	78	—	—	647
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$171,161	$101,841	$19,772	$8,912	$2,534	$2,794	$4,434	$1,727	$313,175
Multi-family residential:
Pass	$33,822	$15,775	$25,661	$13,070	$2,241	$2,491	$1,302	$2,840	$97,202
Special Mention	—	—	—	—	3,312	—	—	—	3,312
Substandard	—	—	—	—	74	—	—	—	74
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$33,822	$15,775	$25,661	$13,070	$5,627	$2,491	$1,302	$2,840	$100,588
Commercial and industrial:
Pass	$108,464	$50,850	$16,043	$8,599	$11,203	$2,759	$174,145	$712	$372,775
Special Mention	338	—	—	—	7	—	1,188	—	1,533
Substandard	590	—	2,317	8	—	293	328	50	3,586
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$109,392	$50,850	$18,360	$8,607	$11,210	$3,052	$175,661	$762	$377,894
Consumer:
Pass	$10,012	$2,048	$1,577	$536	$136	$12,785	$7,420	$29	$34,543
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	9	298	—	—	—	227	—	—	534
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$10,021	$2,346	$1,577	$536	$136	$13,012	$7,420	$29	$35,077
Total loans:
Pass	$725,380	$529,588	$312,543	$225,542	$107,727	$214,016	$280,108	$7,237	$2,402,141
Special Mention	488	888	345	—	3,319	355	1,188	500	7,083
Substandard	1,385	354	3,004	5,732	740	9,933	328	50	21,526
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$727,253	$530,830	$315,892	$231,274	$111,786	$224,304	$281,624	$7,787	$2,430,750

The following table presents the Company’s loan portfolio by credit quality classification and origination year as of December 31, 2021.

	Term Loans by Origination Year
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$77,865	$44,152	$45,542	$34,301	$35,048	$96,975	$12,412	$351	$346,646
Special Mention	—	—	—	—	—	369	—	—	369
Substandard	—	347	716	266	463	2,036	—	—	3,828
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$77,865	$44,499	$46,258	$34,567	$35,511	$99,380	$12,412	$351	$350,843
Home equity loans and lines:
Pass	$1,688	$873	$1,114	$919	$816	$3,567	$50,323	$975	$60,275
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	37	—	—	—	37
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,688	$873	$1,114	$919	$853	$3,567	$50,323	$975	$60,312
Commercial real estate:
Pass	$226,989	$193,637	$142,045	$68,949	$73,555	$59,396	$23,310	$1,699	$789,580
Special Mention	—	—	—	—	1,841	366	—	—	2,207
Substandard	437	821	381	1,741	306	5,991	—	160	9,837
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$227,426	$194,458	$142,426	$70,690	$75,702	$65,753	$23,310	$1,859	$801,624
Construction and land:
Pass	$148,054	$50,062	$48,432	$4,832	$2,867	$1,738	$2,845	$—	$258,830
Special Mention	575	—	—	—	—	—	—	—	575
Substandard	—	—	—	—	5	242	—	—	247
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$148,629	$50,062	$48,432	$4,832	$2,872	$1,980	$2,845	$—	$259,652
Multi-family residential:
Pass	$31,236	$31,805	$14,467	$6,363	$2,588	$2,762	$1,297	$—	$90,518
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$31,236	$31,805	$14,467	$6,363	$2,588	$2,762	$1,297	$—	$90,518
Commercial and industrial:
Pass	$82,765	$32,465	$14,794	$8,737	$3,066	$1,690	$96,648	$296	$240,461
Special Mention	—	—	—	—	—	—	267	—	267
Substandard	—	2,013	—	417	5	18	942	—	3,395
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$82,765	$34,478	$14,794	$9,154	$3,071	$1,708	$97,857	$296	$244,123
Consumer:
Pass	$5,472	$2,627	$1,211	$411	$1,041	$15,530	$6,488	$37	$32,817
Special Mention	—	—	—	—	—	2	—	—	2
Substandard	16	—	—	—	7	179	—	—	202
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$5,488	$2,627	$1,211	$411	$1,048	$15,711	$6,488	$37	$33,021
Total loans:
Pass	$574,069	$355,621	$267,605	$124,512	$118,981	$181,658	$193,323	$3,358	$1,819,127
Special Mention	575	—	—	—	1,841	737	267	—	3,420
Substandard	453	3,181	1,097	2,424	823	8,466	942	160	17,546
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$575,097	$358,802	$268,702	$126,936	$121,645	$190,861	$194,532	$3,518	$1,840,093

Age analysis of past due loans, as of the dates indicated, is as follows.

	December 31, 2022
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$490	$147	$646	$1,283	$298,547	$299,830
Home equity loans and lines	40	—	—	40	52,950	52,990
Commercial real estate	3,210	179	27	3,416	853,096	856,512
Construction and land	345	160	147	652	284,740	285,392
Multi-family residential	—	—	—	—	96,400	96,400
Total real estate loans	4,085	486	820	5,391	1,585,733	1,591,124
Other loans:
Commercial and industrial	152	—	210	362	338,418	338,780
Consumer	264	7	191	462	31,059	31,521
Total other loans	416	7	401	824	369,477	370,301
Total originated loans	$4,501	$493	$1,221	$6,215	$1,955,210	$1,961,425
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,591	$136	$519	$2,246	$87,540	$89,786
Home equity loans and lines	116	—	1	117	8,756	8,873
Commercial real estate	294	—	566	860	295,165	296,025
Construction and land	—	—	132	132	27,651	27,783
Multi-family residential	—	—	—	—	4,188	4,188
Total real estate loans	2,001	136	1,218	3,355	423,300	426,655
Other loans:
Commercial and industrial	—	225	38	263	38,851	39,114
Consumer	41	3	21	65	3,491	3,556
Total other loans	41	228	59	328	42,342	42,670
Total acquired loans	$2,042	$364	$1,277	$3,683	$465,642	$469,325
Total loans:
Real estate loans:
One- to four-family first mortgage	$2,081	$283	$1,165	$3,529	$386,087	$389,616
Home equity loans and lines	156	—	1	157	61,706	61,863
Commercial real estate	3,504	179	593	4,276	1,148,261	1,152,537
Construction and land	345	160	279	784	312,391	313,175
Multi-family residential	—	—	—	—	100,588	100,588
Total real estate loans	6,086	622	2,038	8,746	2,009,033	2,017,779
Other loans:
Commercial and industrial	152	225	248	625	377,269	377,894
Consumer	305	10	212	527	34,550	35,077
Total other loans	457	235	460	1,152	411,819	412,971
Total loans	$6,543	$857	$2,498	$9,898	$2,420,852	$2,430,750

	December 31, 2021
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,267	$266	$1,151	$2,684	$254,880	$257,564
Home equity loans and lines	—	—	—	—	48,561	48,561
Commercial real estate	438	—	4,854	5,292	682,323	687,615
Construction and land	428	—	—	428	249,802	250,230
Multi-family residential	—	—	—	—	87,316	87,316
Total real estate loans	2,133	266	6,005	8,404	1,322,882	1,331,286
Other loans:
Commercial and industrial	51	31	271	353	232,569	232,922
Consumer	289	—	25	314	29,247	29,561
Total other loans	340	31	296	667	261,816	262,483
Total originated loans	$2,473	$297	$6,301	$9,071	$1,584,698	$1,593,769
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,233	$428	$1,322	$2,983	$90,296	$93,279
Home equity loans and lines	141	—	—	141	11,610	11,751
Commercial real estate	54	—	2,139	2,193	111,816	114,009
Construction and land	—	—	241	241	9,181	9,422
Multi-family residential	—	—	—	—	3,202	3,202
Total real estate loans	1,428	428	3,702	5,558	226,105	231,663
Other loans:
Commercial and industrial	81	—	430	511	10,690	11,201
Consumer	53	3	21	77	3,383	3,460
Total other loans	134	3	451	588	14,073	14,661
Total acquired loans	$1,562	$431	$4,153	$6,146	$240,178	$246,324
Total loans:
Real estate loans:
One- to four-family first mortgage	$2,500	$694	$2,473	$5,667	$345,176	$350,843
Home equity loans and lines	141	—	—	141	60,171	60,312
Commercial real estate	492	—	6,993	7,485	794,139	801,624
Construction and land	428	—	241	669	258,983	259,652
Multi-family residential	—	—	—	—	90,518	90,518
Total real estate loans	3,561	694	9,707	13,962	1,548,987	1,562,949
Other loans:
Commercial and industrial	132	31	701	864	243,259	244,123
Consumer	342	3	46	391	32,630	33,021
Total other loans	474	34	747	1,255	275,889	277,144
Total loans	$4,035	$728	$10,454	$15,217	$1,824,876	$1,840,093
Loans greater than 90 days past due and accruing interest were $2,000 and $6,000 at December 31, 2022 and December 31, 2021, respectively.

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

	December 31, 2022		December 31, 2021
(dollars in thousands)	Total	Without Related Allowance	Total	Without Related Allowance
Nonaccrual loans(1):
One- to four-family first mortgage	$2,300	$—	$3,575	$—
Home equity loans and lines	34	—	38	—
Commercial real estate	6,945	2,914	8,431	116
Construction and land	315	—	258	—
Multi-family residential	—	—	—	—
Commercial and industrial	378	13	763	20
Consumer	541	86	204	—
Total	$10,513	$3,013	$13,269	$136
(1)Nonaccrual acquired loans include PCD loans of $1,530,000 at December 31, 2022. There were no nonaccrual acquired PCD loans at December 31, 2021.
All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. All payments received while on nonaccrual status are applied against the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.
As of December 31, 2022, the Company was not committed to lend additional funds to any customer whose loan was individually evaluated for impairment.

Collateral Dependent Loans
The Company held loans that were individually evaluated for impairment at December 31, 2022 and 2021 for which the repayments, on the basis of our assessment at the reporting date, were expected to be provided substantially through the operation or sale of the collateral and the borrower was experiencing financial difficulty. The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:
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

	December 31, 2022		December 31, 2021
(dollars in thousands)	Loans	ACL	Loans	ACL
One- to four-family first mortgage	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—
Commercial real estate	4,743	550	3,873	247
Construction and land	—	—	—	—
Multi-family residential	—	—	—	—
Commercial and industrial	204	171	744	425
Consumer	86	—	—	—
Total	$5,033	$721	$4,617	$672

Foreclosed Assets and ORE
Foreclosed assets and ORE include real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets and ORE totaled $461,000 and $1,189,000 at December 31, 2022 and December 31, 2021, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
The carrying amount of foreclosed residential real estate properties held at December 31, 2022 and December 31, 2021 totaled $231,000 and $136,000, respectively. Loans secured by single family residential real estate that were in the process of foreclosure at December 31, 2022 and December 31, 2021 totaled $179,000 and $505,000, respectively.
Foreclosed assets and ORE included certain bank buildings that meet the criteria to be classified as assets held for sale. The carrying value of these assets totaled $423,000 at December 31, 2021. During the year ended December 31, 2022, the Company sold the asset held for sale at the recorded carrying value of $423,000.
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

A summary of information pertaining to loans modified as of the periods indicated is as follows.

	For the Year Ended December 31
	2022			2021
(dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled debt restructurings:
One- to four-family first mortgage	6	$1,196	$1,188	2	$77	$73
Home equity loans and lines	—	—	—	—	—	—
Commercial real estate	3	428	415	3	520	478
Construction and land	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial and industrial	1	7	7	2	2,397	2,245
Consumer	1	19	15	1	6	1
Total	11	$1,650	$1,625	8	$3,000	$2,797
As of December 31, 2022 and 2021, the Company had no unfunded commitments to borrowers whose loan terms had been modified through troubled debt restructurings.
None of the the loans modified during the year ended December 31, 2022 defaulted during the same period.
One commercial real estate loan totaling $342,000 and, two one- to four-family first mortgage loans totaling $73,000 were modified during the year ended December 31, 2021 and defaulted within twelve months of modification. The defaults did not have a significant impact on our allowance for loan losses at December 31, 2021.

6. Loan Servicing
Mortgage loans sold to and serviced for others are not included in the accompanying statements of financial condition. The unpaid principal balances of these loans as of December 31 of the years indicated are summarized as follows:

(dollars in thousands)	2022	2021
Mortgage loans sold to Federal Home Loan Mortgage Corporation without recourse	$1,465	$1,798
Mortgage loans sold to Federal National Mortgage Association without recourse	43,059	54,429
Mortgage loans sold to Federal Home Loan Bank without recourse	151	169
Total, end of period	$44,675	$56,396
The Company recorded servicing assets related to mortgage loans sold and serviced at fair value and amortized the associated servicing assets over the period of estimated net servicing income associated with each loan. Changes in the carrying value of servicing assets are recorded in service fees and charges on the Consolidated Statements of Income. The Company no longer retains servicing rights for mortgage loans sold. Activity related to servicing assets for the years ended December 31, 2022, 2021 and 2020 is summarized as follows.

(dollars in thousands)	2022	2021	2020
Balance, beginning of period	$—	$—	$161
Amortization	—	—	(161)
Balance, end of period	—	—	—
Fair value, end of period	$—	$—	$—
Custodial and escrow account balances maintained in connection with the foregoing loan servicing arrangements were $1,036,000 and $1,078,000 as of December 31, 2022 and 2021, respectively.
7. Office Properties and Equipment
Office properties and equipment consisted of the following at December 31 of the years indicated.

(dollars in thousands)	2022	2021
Land	$13,709	$13,919
Buildings and improvements	37,732	36,323
Furniture and equipment	18,189	16,486
Total office properties and equipment	69,630	66,728
Less accumulated depreciation	26,070	23,186
Total office properties and equipment, net	$43,560	$43,542
Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $3,464,000, $3,084,000 and $3,063,000, respectively.
The Company determined that certain buildings met the criteria to be classified as assets held for sale. The carrying values of such assets were $0 and $423,000 at December 31, 2022 and 2021, respectively, and are reported as foreclosed assets and ORE. Foreclosed assets and ORE are recorded within accrued interest receivable and other assets in the Statements of Financial Condition as of December 31, 2022 and 2021. For more information on the Company's policy on foreclosed assets and ORE, refer to Note 2, Summary of Significant Accounting Policies.
The Company leases space under non-cancelable operating leases agreements for certain bank branch facilities with remaining lease terms of 1 to 13 years. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the fair market rental rates. The lease and asset liability considers renewal options when they are reasonably certain of being exercised. Refer to Note 2, Summary of Significant Accounting Policies.

The following table summarizes net lease cost and selected other information related to operating leases at December 31 of the years indicated.

(dollars in thousands)	2022	2021	2020
Net lease cost:
Operating lease cost	$1,197	$513	$483
Variable lease cost	—	—	—
Net lease cost	$1,197	$513	$483

Selected other operating lease information
Weighted average remaining lease term (years)	6.7	9.3	9.6
Weighted average discount rate	5.7%	5.9%	6.9%
The following table summarizes the maturity of remaining lease liabilities.

Years Ending December 31,	(dollars in thousands)
2023	$1,320
2024	1,206
2025	877
2026	890
2027	904
Thereafter	9,967
Total future minimum lease payments	15,164
Less: amount representing interest	(5,842)
Present value of net future minimum lease payments	$9,322
8. Goodwill and Intangibles
Goodwill and other intangible assets are presented in the table below. Changes in carrying amount of the Company’s goodwill and core deposit intangible (“CDI”) for the years ended December 31, 2022, 2021 and 2020 were as follows.

(dollars in thousands)	Goodwill	CDI
Balance, December 31, 2019	$58,488	$5,984
Amortization of intangibles	—	(1,360)
Balance, December 31, 2020	58,488	4,624
Amortization of intangibles	—	(1,163)
Balance, December 31, 2021	58,488	3,461
Friendswood acquisition	23,029	4,597
Amortization of intangibles	—	(1,602)
Balance, December 31, 2022	$81,517	$6,456
The weighted-average amortization period for CDI acquired is 11 years. The Company completed its annual impairment test of goodwill and other intangible assets as of December 31, 2022. The evaluation did not indicate impairment on its goodwill or other intangible assets.
Estimated future amortization expense for CDI remaining at December 31, 2022, was as follows.

(dollars in thousands)	Amount
2023	$1,571
2024	1,328
2025	1,087
2026	851
2027	618
Thereafter	1,001
Total CDI	$6,456

9. Deposits
The Company’s deposits consisted of the following major classifications as of December 31 of the years indicated.

(dollars in thousands)	2022	2021
Demand deposit accounts	$904,301	$766,385
Savings	305,871	285,728
Money market accounts	423,990	371,478
NOW accounts	663,574	792,919
Certificates of deposit	335,445	319,339
Total deposits	$2,633,181	$2,535,849
As of December 31, 2022, the scheduled maturities of the Company’s certificates of deposit were as follows.

(dollars in thousands)	Amount
2023	$259,051
2024	56,710
2025	8,328
2026	5,689
2027	3,506
Thereafter	2,161
Total certificates of deposit	$335,445
In January 2022, the Bank sold its former branch office in Vicksburg, Mississippi, and transferred approximately $14.7 million in deposit liabilities from that office. The amount of our total uninsured deposits (that is, deposits in excess of the FDIC insurance limit) was $830,932,000 and $820,000,000 at December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022 and 2021, the aggregate amount of certificates of deposit with balances of $250,000 or more was $69,442,000 and $63,221,000, respectively.
10. Other Borrowings
Other borrowings at December 31, 2022 and 2021 included a $5,539,000 note payable with a rate of 3.83% on the Company’s investment in a new market tax credit entity. The note payable is a 20-year leverage loan with interest-only payments for the first seven years. The note was originated in October 2018.
11. Subordinated Debt
On June 30, 2022, the Company issued $55,000,000 in aggregate principal amount of its 5.75% Fixed-to-Floating Rate Subordinated Notes (the "Notes") due 2032. The Notes were issued at a price equal to 100% of the aggregate principal amount. The Notes have a stated maturity date of June 30, 2032 and bear interest at a fixed rate of 5.75% per year from and including the issue date to but excluding June 30, 2027. From June 30, 2027, the Notes bear interest at a floating rate equal to the then current three-month term secured overnight financing rate (“SOFR”), plus 282 basis points. The Notes may be redeemed by the Company, in whole or in part, on or after June 30, 2027. The Notes are intended to qualify as Tier 2 capital for regulatory purposes.

The carrying value of subordinated debt was $54,013,000 at December 31, 2022. The subordinated debt was recorded net of issuance costs of $1,107,000 at December 31, 2022, which is being amortized using the straight-line method over five years.
12. Short-term FHLB Advances
As of December 31, 2022 and 2021, the Company had short-term FHLB advances of $155,000,000 and $0, respectively. For the years ended December 31, 2022 and 2021, the average volume of short-term FHLB advances carried by the Company was $7,976,000 and $0, respectively.
Collateral for short and long-term FHLB advances is secured through a blanket lien evidenced by the Company’s pledge of first mortgage collateral, demand deposit accounts, capital stock and certain other assets pursuant to the “Advances, Collateral Pledge and Security Agreement.” Under this collateral pledge agreement, the Bank must meet all statutory and regulatory capital standards and must meet all FHLB credit underwriting standards. Management believes that the Bank was in compliance with all such requirements as of December 31, 2022 and 2021.
As of December 31, 2022 and 2021, the Company had $937,439,000 and $810,448,000, respectively, of additional FHLB advances available based on collateral pledged. As of December 31, 2022 and 2021, the Company had $1,032,745,000 and $818,764,000, respectively, of loans pledged through the Company’s blanket lien.
13. Long-term FHLB Advances
As of December 31, 2022 and 2021, the Company’s long-term FHLB advances totaled $21,213,000 and $26,046,000, respectively. The following table summarizes long-term advances as of December 31, 2022.

(dollars in thousands)	Amount	Weighted Average Rate
Fixed rate advances maturing in:
2023	$3,012	1.36%
2024	4,176	1.73
2025	10,609	1.60
2026	3,416	1.61
Total long-term FHLB advances	$21,213	1.59%

14. Derivatives and Hedging Activities
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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. As part of its efforts to accomplish this objective, during the second quarter of 2020, the Company entered into certain interest rate swap agreements as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2022 and 2021, such derivatives were used to hedge the variable cash flows associated with existing variable rate liabilities.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. During the next twelve months, the Company estimates that an additional $1,771,000 will be reclassified as additional interest income.
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

	December 31, 2022				December 31, 2021
	Derivative Assets(1)		Derivative Liabilities(1)		Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$40,000	$5,144	$—	$—	$40,000	$1,589	$—	$—

Derivatives not designated as hedging instruments:
Risk participation agreements	—	—	12,036	9	—	—	10,000	43

Netting adjustments		—		—		—		—

Net derivative amounts		$5,144		$9		$1,589		$43
(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

At December 31, 2022 and 2021, accumulated unrealized gains, net of taxes, on derivative instruments totaled $3,961,000 and $1,259,000, respectively.
Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
The following tables below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive (Loss) Income as of December 31, 2022 and 2021.

	Year Ended December 31, 2022
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$3,991	$3,991	Interest income	$572	$572

	For the Year Ended December 31, 2021
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$1,310	$1,310	Interest expense	$(64)	$(64)
Effect of Cash Flow Hedge Accounting on the Consolidated Statements of Income
The following tables below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income as of December 31, 2022 and 2021.

(dollars in thousands)	Location of Gain Reclassified from AOCI into Income	For the Year Ended December 31, 2022
Effects of cash flow hedging
Interest rate swaps - variable rate liabilities	Interest income	$572

(dollars in thousands)	Location of Loss Reclassified from AOCI into Income	For the Year Ended December 31, 2021
Effects of cash flow hedging
Interest rate swaps - variable rate liabilities	Interest expense	$(64)

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of December 31, 2022 and 2021.

(dollars in thousands)	Location of Income Recognized on Non-designated Hedges	For the Year Ended December 31, 2022
Effects of non-designated hedges
Risk participation agreements	Other noninterest income	$74

(dollars in thousands)	Location of Income Recognized on Non-designated Hedges	For the Year Ended December 31, 2021
Effects of non-designated hedges
Risk participation agreements	Other noninterest income	$16
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
As of December 31, 2022, there were no derivatives with credit-risk-related contingent features in a net liability position. Such derivatives are measured at fair value, which includes accrued interest but excludes any adjustment for nonperformance risk. If the Company had breached any provisions at December 31, 2022, it would not have been required to settle any obligations under the agreements since the termination value was $0.
15. Income Taxes
The Company files federal income tax returns on a calendar year basis. Income tax expense for the years indicated is summarized as follows:

(dollars in thousands)	2022	2021	2020
Current	$9,792	$9,754	$8,030
Deferred	(882)	2,544	(1,588)
NMTC	(480)	(480)	(400)
Total income tax expense	$8,430	$11,818	$6,042
The components of the Company’s net deferred tax asset, which is included in accrued interest receivable and other assets in the accompanying Statement of Financial Condition at December 31 of the years indicated are as follows:

(dollars in thousands)	2022	2021
Deferred tax assets:
Provision for loan losses	$6,581	$4,810
Discount on purchased loans	1,277	584
Salary continuation plan	676	678
Mortgage servicing rights	47	64
Deferred compensation	5	5
Stock-based compensation	262	220
Unrealized loss on securities available for sale	11,501	137
Net operating loss acquired	499	—

(dollars in thousands)	2022	2021
Other	382	83
Deferred tax assets	$21,230	$6,581
Deferred tax liabilities:
FHLB stock dividends	$(78)	$(67)
Accumulated depreciation	(3,362)	(3,369)
Intangible assets	(1,123)	(439)
Derivatives	(1,053)	(335)
NMTC	(130)	(101)
Other	(46)	(23)
Deferred tax liabilities	(5,792)	(4,334)
Net deferred tax asset	$15,438	$2,247
For the years ended December 31, 2022, 2021 and 2020, the Company’s provision for federal income taxes differed from the amount computed by applying the federal income tax statutory rate of 21% on income from operations as indicated in the following analysis:

(dollars in thousands)	2022	2021	2020
Federal tax based on statutory rate	$8,994	$12,773	$6,544
State tax based on statutory rate	151	97	42
(Decrease) increase resulting from:
NMTC	(480)	(480)	(400)
Effect of tax-exempt income	(276)	(196)	(136)
Changes in the cash surrender value of bank owned life insurance	(192)	(547)	(209)
Nondeductible merger-related expenses	41	30	—
Nondeductible share based compensation expense	188	180	162
Exercise of stock options	(37)	(23)	(8)
Other	41	(16)	47
Income tax expense	$8,430	$11,818	$6,042
Effective tax rate	19.8%	19.6%	19.6%
Retained earnings as of December 31, 2022 and 2021, included $5,837,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than bad debt losses would create income for tax purposes only, which would be subject to the then-current federal statutory income tax rate. The unrecorded deferred income tax liability on the above amount was $1,985,000 as of December 31, 2022 and 2021. Current accounting standards do not require the accrual of this deferred tax amount to be recorded unless it is probable that the reserve (for tax purposes) will be significantly depleted by loan losses deductible for tax purposes in the future. Based on current estimates of losses within the Company’s loan portfolio, accrual of the deferred tax liability associated with this reserve was not required as of December 31, 2022 and 2021.
16. Commitments
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

	Contract Amount
(dollars in thousands)	2022	2021
Standby letters of credit	$6,969	$5,075
Available portion of lines of credit	367,167	320,611
Undisbursed portion of loans in process	194,182	142,048
Commitments to originate loans	164,682	153,487
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
17. Regulatory Matters
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
Quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 risk-based capital (as defined) to average assets and risk-weighted assets (as defined). Management believes, as of December 31, 2022 and 2021, that the Bank met all capital adequacy requirements to which it was subject.
As of December 31, 2022 and 2021, the most recent notification from the OCC categorized the Bank as “well capitalized” under the OCC regulatory classification framework. To be categorized as “well capitalized,” the Bank must maintain minimum Total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The following tables present actual and required capital ratios for the the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2022 and 2021 based on the phase-in provisions of the Basel III Capital Rules as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Company:
Tier 1 risk-based capital	$281,288	10.85%	$220,269	8.50%	N/A	N/A
Total risk-based capital	366,243	14.13	272,096	10.50	N/A	N/A
Tier 1 leverage capital	281,288	9.12	123,428	4.00	N/A	N/A

Bank:
Common equity Tier 1 capital	$321,245	12.43%	$180,892	7.00%	$167,971	6.50%
Tier 1 risk-based capital	321,245	12.43	219,654	8.50	206,733	8.00
Total risk-based capital	352,187	13.63	271,337	10.50	258,417	10.00
Tier 1 leverage capital	321,245	10.43	123,150	4.00	153,937	5.00

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Bank:
Common equity Tier 1 capital	$280,788	14.66%	$134,089	7.00%	$124,511	6.50%
Tier 1 risk-based capital	280,788	14.66	162,822	8.50	153,245	8.00
Total risk-based capital	303,692	15.85	201,134	10.50	191,556	10.00
Tier 1 leverage capital	280,788	9.77	114,932	4.00	143,666	5.00

18. Benefit Plans
401(k) and Profit Sharing Plan
The Company’s 401(k) defined contribution plan allows its participants to contribute up to 75% of their pretax earnings on a tax-deferred basis up to the statutory limit. The Company’s matching contributions are equal to 100% of the employee’s contributions up to 2%, plus 50% of the employees’ contributions over 2% but not over 6% of the employee’s pay. For the years ended December 31, 2022, 2021 and 2020, the Company made contributions of $1,255,000, $974,000 and $964,000, respectively, in connection with the plan, which is included in compensation and benefits expense in the accompanying Consolidated Statements of Income.
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
Compensation cost related to the ESOP was $1,096,000, $1,052,000 and $726,000 for the years ended December 31, 2022, 2021 and 2020, respectively. The fair value of the unearned ESOP shares, using the closing quoted market price per share as of year-end, was approximately $8,219,000 and $10,005,000 as of December 31, 2022 and 2021, respectively. A summary of the ESOP share allocation as of December 31, 2022 and 2021 follows.

	2022	2021
Shares allocated, beginning of year	336,226	318,021
Shares allocated during the year	35,708	35,708
Shares distributed during the year	(10,739)	(17,503)
Allocated shares held by ESOP trust as of year end	361,195	336,226
Unallocated shares	205,318	241,026
Total ESOP shares	566,513	577,252
Salary Continuation Agreements
As a supplement to its 401(k) retirement plan, the Bank has entered into nonqualified salary continuation agreements with four executive officers of the Bank. The Bank's 2007 salary continuation agreement with its Chief Executive Officer (“CEO”) provides that the executive will receive a stated annual benefit for a period of ten years upon retirement from the Bank. Benefits under the 2007 agreement vested over ten years, with 100% of this benefit having vested in 2017. Also, effective May 20, 2019, the Bank entered into a new salary continuation agreement with its CEO, which will provide the CEO with an additional stated annual benefit for a period of ten years upon his retirement after attaining age 65. The CEO is 100% vested in his normal retirement benefit under the 2019 agreement. In the event of early retirement, the Bank will pay the CEO his vested benefits, in a lump sum on the first day of the month following the separation from service.
On May 23, 2022, the Bank amended the salary continuation agreement with its Chief Risk Officer ("CRO"). The agreement provides that the executive will be entitled to a stated annual benefit, distributed monthly, for a period of ten years upon retirement from the Bank after attaining age 65. Benefits under the agreement became fully vested in August 2019. In the event of early retirement, the Bank shall pay the executive his vested benefits in 120 equal monthly installments upon attaining age 65. In the event of a separation from service within 24 months following a change in control of the Bank prior to reaching age 65, the Bank shall pay the executive officer an amount equal to the greater of (i) his accrued benefits as of the end of the year immediately preceding the separation from service or (ii) a stated amount. This amount will be paid in a lump sum on the first day of the month following the separation from service.
On May 23, 2022 the Bank also amended the salary continuation agreement with its Chief Operations Officer ("COO"). The agreement provides that the COO will be entitled to a stated annual benefit, distributed monthly, for a period of ten years upon retirement from the Bank after attaining age 65. The retirement benefits vest over a period of ten years or until the executive officer reaches age 65. In the event of early retirement, the Bank will pay the executive officer his vested benefits in a lump sum on the first day of the month following the separation from service. In the event of a separation from service within 24 months following a change in control of the Bank prior to reaching age 65, the Bank shall pay the executive officer an amount equal to the greater of (i) his accrued benefits as of the end of the year immediately preceding the separation from service or (ii) a stated amount. This amount will be paid in a lump sum on the first day of the month following the separation from service.
On May 23, 2022, the Bank entered into a salary continuation agreement with its Chief Financial Officer ("CFO"). The agreement provides that the CFO will be entitled to a stated annual benefit, distributed monthly, for a period of ten years upon retirement from the Bank after attaining age 65. The retirement benefits vest over a period of ten years or until the executive officer reaches age 65. In the event of early retirement, the Bank will pay the executive officer his vested benefits in a lump sum on the first day of the month following the separation from service. If the executive has a separation from service within 24 months following a change in control of the Bank prior to reaching age 65, the Bank shall pay the executive officer an amount equal to the greater of (i) his accrued benefits as of the end of the year immediately preceding the separation from service or (ii) a stated amount. This amount will be paid in a lump sum on the first day of the month following the separation from service.
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
The Company had an outstanding liability totaling $3,220,000 and $3,229,000 as of December 31, 2022 and 2021, respectively, in connection with the agreements, which is included in accrued interest payable and other liabilities in the accompanying statements of financial condition.
19. Stock-based Payment Arrangements
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
Stock Option Plans
The Company has issued stock options under the SOP and the 2014 Plan to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years. All stock options granted have been issued with vesting periods of five years with accelerated vesting provided under certain circumstances. As of December 31, 2022, options to acquire an aggregate of 181,383 shares were outstanding under the SOP and the 2014 Plan.
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

	2022	2021	2020
Expected dividends	2.24%	2.50%	3.95%
Expected volatility	34.34%	33.77%	24.65%
Risk-free interest rate	1.8%	1.2%	7.0%
Expected term (in years)	6.5	6.5	6.5
As of December 31, 2022, there was $358,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a period of 2.9 years.
For the years ended December 31, 2022, 2021 and 2020, the Company recognized $187,000, $220,000 and $216,000, respectively, in compensation cost related to stock options, which is included in compensation and benefits expense in the accompanying consolidated statements of income.

The following table represents stock option activity for the years indicated.

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2019	180,585	$30.33	$6.57
Granted	35,850	22.34	3.03
Exercised	(4,625)	21.33	5.30
Forfeited	(7,270)	29.47	5.58
Outstanding as of December 31, 2020	204,540	$29.17	$6.02	6.2
Granted	37,970	36.84	9.58
Exercised	(19,941)	24.72	5.20
Forfeited	(8,712)	34.35	6.98
Outstanding as of December 31, 2021	213,857	$30.73	$6.69	6.0
Granted	3,800	41.15	11.72
Exercised	(35,794)	22.00	5.85
Forfeited	(480)	45.12	10.43
Outstanding as of December 31, 2022	181,383	$32.64	$6.95	5.7
Exercisable as of December 31, 2020	113,988	$27.07	$6.16	4.8
Exercisable as of December 31, 2021	125,601	$28.66	$6.28	4.5
Exercisable as of December 31, 2022	116,239	$32.03	$6.64	4.7
Restricted Stock Plans
The Company has issued restricted stock under the RRP to directors, officers and other key employees. During 2009, the Company purchased in the open market all shares required to fund the RRP at an average cost of $11.81 per share. As of December 31, 2022, the cost of such shares held by the RRP totaled $7,000, which is included in the Company’s unallocated common stock held by the RRP in the consolidated statements of financial condition. Under the 2014 Plan, the Company may issue restricted stock units, restricted stock awards, options and other awards.
Awards under the RRP, 2014 and the 2021 Plan may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned compensation related to these awards is amortized to compensation expense over the 5-year vesting period. The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock as of the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of December 31, 2022, unearned share-based compensation associated with these awards totaled $2,088,000.
For the years ended December 31, 2022, 2021 and 2020, the Company recognized $625,000, $549,000 and $573,000, respectively, in compensation cost related to restricted stock and restricted stock units, which is included in compensation and benefits expense in the accompanying consolidated statements of income.

The following table represents unvested restricted stock activity for the years indicated.

Restricted Stock	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, December 31, 2019	51,478	$35.73
Granted	17,305	22.19
Forfeited	(5,183)	33.06
Released	(19,247)	32.77
Balance, December 31, 2020	44,353	$32.04
Granted	21,365	36.90
Forfeited	(3,937)	32.76
Released	(15,574)	32.95
Balance, December 31, 2021	46,207	$33.93
Granted	42,495	35.32
Forfeited	—	—
Released	(14,640)	34.67
Balance, December 31, 2022	74,062	$34.58

20. Earnings Per Share
Earnings per common share was computed based on the following:

	Years Ended December 31,
(dollars in thousands, except per share data)	2022	2021	2020
Numerator:
Income applicable to common shares	$34,072	$48,621	$24,765
Denominator:
Weighted average common shares outstanding	8,139	8,379	8,674
Effect of dilutive securities:
Restricted stock	13	12	9
Stock options	42	37	21
Weighted average common shares outstanding - assuming dilution	8,194	8,428	8,704
Earnings per common share	$4.19	$5.80	$2.86
Earnings per common share - assuming dilution	$4.16	$5.77	$2.85
Options on 77,655, 97,836 and 134,714 shares of common stock were not included in computing diluted earnings per share for the years ended December 31, 2022, 2021 and 2020, respectively, because the effect of these shares was anti-dilutive.

21. Related Party Transactions
Certain directors and officers of the Company are customers of the Company. Loan transactions with directors, officers and employees are made on the same terms as those prevailing at the time for comparable loans to other persons. A summary of related party loan activity during 2022 and 2021 follows.

(dollars in thousands)	2022	2021
Balance, beginning of year	$9,727	$8,355
New loans	2,760	1,954
Change in related parties, net	—	2,202
Repayments, net	(1,770)	(2,784)
Balance, end of year	$10,717	$9,727
None of the related party loans were identified as impaired or exceeded 5% of shareholders’ equity for the years ended 2022 or 2021.
Related party deposits totaled $7,778,000 and $11,794,000 as of December 31, 2022 and 2021, respectively.
22. Fair Value Measurements and Disclosures
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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of December 31, 2022, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.
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
The following tables present the balances of assets and liabilities measured on a recurring basis as of December 31, 2022 and 2021 aggregated by the level in the fair value hierarchy in which these measurements fall.

(dollars in thousands)	December 31, 2022	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$316,832	$—	$316,832	$—
Collateralized mortgage obligations	86,345	—	86,345	—
Municipal bonds	57,625	—	57,625	—
U.S. government agency	19,333	—	19,333	—
Corporate bonds	6,383	—	6,383	—
Total available for sale securities	$486,518	$—	$486,518	$—

Derivative assets(1)	$5,144	$—	$5,144	$—
Total	$491,662	$—	$491,662	$—

Liabilities
Derivative liabilities(1)	$9	$—	$9	$—

(dollars in thousands)	December 31, 2021	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$233,773	$—	$233,773	$—
Collateralized mortgage obligations	31,912	—	31,912	—
Municipal bonds	50,719	—	50,719	—
U.S. government agency	5,614	—	5,614	—
Corporate bonds	5,614	—	5,614	—
Total available for sale securities	$327,632	$—	$327,632	$—

Derivative assets(1)	$1,589	$—	$1,589	$—
Total	$329,221	$—	$329,221	$—

Liabilities
Derivative liabilities(1)	$43	$—	$43	$—
(1)For more information, refer to Note 14.
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

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2022	Level 1	Level 2	Level 3
Assets
Loans individually evaluated for impairment	$4,312	$—	$—	$4,312
Foreclosed assets and ORE	461	—	—	461
Total	$4,773	$—	$—	$4,773

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2021	Level 1	Level 2	Level 3
Assets
Loans individually evaluated for impairment	$3,945	$—	$—	$3,945
Foreclosed assets and ORE	1,189	—	—	1,189
Total	$5,134	$—	$—	$5,134

The following tables show significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2022
Loans individually evaluated for impairment	$4,312	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 89%	14%
Foreclosed assets and ORE	$461	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 31%	16%

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2021
Loans individually evaluated for impairment	$3,945	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 100%	15%
Foreclosed assets and ORE	$1,189	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 16%	12%
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
•The fair value of subordinated debt is estimated based on current market rates on similar debt in the market.

•The fair value of other borrowings and FHLB advances is estimated by discounting the future cash flows using the rates currently offered for borrowings of similar maturities.
•The fair value of derivative assets and liabilities are obtained from a third-party pricing service that uses the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).
The fair value of off-balance sheet financial instruments as of December 31, 2022 and 2021 was immaterial.

		Fair Value Measurements at December 31, 2022
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$87,401	$87,401	$87,401	$—	$—
Interest-bearing deposits in banks	349	349	349	—	—
Investment securities available for sale	486,518	486,518	—	486,518	—
Investment securities held to maturity	1,075	1,072	—	1,072	—
Mortgage loans held for sale	98	98	—	98	—
Loans, net	2,401,451	2,326,104	—	2,321,792	4,312
Cash surrender value of BOLI	46,276	46,276	46,276	—	—
Derivative assets(1)	5,144	5,144	—	5,144	—
Financial Liabilities
Deposits	$2,633,181	$2,620,577	$2,297,736	$322,841	$—
Other borrowings	5,539	5,388	—	5,388	—
Subordinated debt, net of issuance cost	54,013	51,287	—	51,287	—
Short-term FHLB advances	155,000	155,000	155,000	—	—
Long-term FHLB advances	21,213	20,019	—	20,019	—
Derivative liabilities(1)	9	9	—	9	—

		Fair value Measurements at December 31, 2021
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$601,443	$601,443	$601,443	$—	$—
Interest-bearing deposits in banks	349	349	349	—	—
Investment securities available for sale	327,632	327,632	—	327,632	—
Investment securities held to maturity	2,102	2,132	—	2,132	—
Mortgage loans held for sale	1,104	1,104	—	1,104	—
Loans, net	1,819,004	1,834,023	—	1,830,078	3,945
Cash surrender value of BOLI	40,361	40,361	40,361	—	—
Derivative assets(1)	1,589	1,589	—	1,589	—
Financial Liabilities
Deposits	$2,535,849	$2,533,951	$2,216,510	$317,441	$—
Other borrowings	5,539	5,860	—	5,860	—
Long-term FHLB advances	26,046	26,263	—	26,263	—
Derivative liabilities(1)	43	43	—	43	—
(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

23. Condensed Parent Company Only Financial Statements
Condensed financial statements of Home Bancorp, Inc. (parent company only) are shown below. The parent company has no significant operating activities.
Condensed Balance Sheets
December 31, 2022 and 2021

(dollars in thousands)	2022	2021
Assets
Cash in bank	$6,443	$2,043
Investment in subsidiary	369,911	343,481
Other assets	7,649	6,424
Total assets	$384,003	$351,948
Liabilities
Subordinated debt, net of issuance cost	$54,013	$—
Other liabilities	36	45
Total liabilities	$54,049	$45
Shareholders’ equity	329,954	351,903
Total liabilities and shareholders’ equity	$384,003	$351,948
Condensed Statements of Income
For the Years Ended December 31, 2022, 2021 and 2020

(dollars in thousands)	2022	2021	2020
Operating income
Interest income	$—	$—	$—
Dividend from subsidiary	74,576	15,000	18,200
Total operating income	74,576	15,000	18,200
Operating expenses
Other expenses	289	183	234
Total operating expenses	289	183	234
Interest expense
Subordinated debt expense	1,710	—	—
Total interest expense	1,710	—	—
Income before income tax benefit and equity in undistributed earnings of subsidiary	72,577	14,817	17,966
Income tax benefit	420	38	49
Income before equity in undistributed earnings of subsidiary	72,997	14,855	18,015
Undistributed earnings of subsidiary	(38,925)	33,766	6,750
Net income	$34,072	$48,621	$24,765

Condensed Statements of Cash Flows
For the Years Ended December 31, 2022, 2021 and 2020

(dollars in thousands)	2022	2021	2020
Cash flows from operating activities
Net income	$34,072	$48,621	$24,765
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation	1,629	1,585	1,261
Amortization of subordinated debt issuance cost	120	—	—
Increase in accrued interest receivable and other assets	(1,225)	(1,058)	(753)
Undistributed earnings in subsidiary	38,925	(33,766)	(6,750)
(Decrease) increase in accrued expenses and other liabilities	(9)	(3)	24
Net cash provided by operating activities	73,512	15,379	18,547
Cash flows from investing activities
Net cash paid in acquisitions	(64,593)	—	—
Investment in subsidiaries	(40,000)	—	—
Net cash used in investing activities	(104,593)	—	—
Cash flows from financing activities
Proceeds from exercise of stock options	375	80	30
Proceeds from issuance of subordinated debt, net of issuance cost	53,892	—	—
Payment of dividends on common stock	(7,777)	(7,867)	(7,903)
Issuance of stock under incentive plan	324	303	(13)
Purchase of Company’s common stock	(11,333)	(8,900)	(14,013)
Net cash provided by (used in) financing activities	35,481	(16,384)	(21,899)
Net change in cash and cash equivalents	4,400	(1,005)	(3,352)
Cash and cash equivalents at beginning of year	2,043	3,048	6,400
Cash and cash equivalents at end of year	$6,443	$2,043	$3,048

24. Consolidated Quarterly Results of Operations (unaudited)
During the fourth quarter of 2020, we revised our estimate of losses on unfunded lending commitments. As a result, certain reclassifications have been made to prior period results to allow for comparability across quarterly periods during 2020. Refer to Note 2 for more information.

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2022
Total interest income	$24,566	$30,505	$34,264	$36,595
Total interest expense	1,055	1,264	2,287	3,309
Net interest income	23,511	29,241	31,977	33,286
Provision for loan losses	3,215	591	1,696	1,987
Net interest income after provision for loan losses	20,296	28,650	30,281	31,299
Noninterest income	3,386	3,686	3,474	3,339
Noninterest expense	18,240	21,765	20,723	21,181
Income before income taxes	5,442	10,571	13,032	13,457
Income tax expense	1,041	2,110	2,598	2,681
Net income	$4,401	$8,461	$10,434	$10,776
Earnings per share – basic	$0.53	$1.04	$1.29	$1.33
Earnings per share – diluted	$0.53	$1.03	$1.28	$1.32

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2021
Total interest income	$26,928	$25,763	$28,423	$25,788
Total interest expense	1,833	1,653	1,289	1,138
Net interest income	25,095	24,110	27,134	24,650
Provision for loan losses	(1,703)	(3,425)	(2,385)	(2,648)
Net interest income after provision for loan losses	26,798	27,535	29,519	27,298
Noninterest income	4,060	3,294	5,383	3,534
Noninterest expense	15,966	16,568	16,431	18,017
Income before income taxes	14,892	14,261	18,471	12,815
Income tax expense	2,964	2,865	3,412	2,577
Net income	$11,928	$11,396	$15,059	$10,238
Earnings per share – basic	$1.41	$1.35	$1.80	$1.24
Earnings per share – diluted	$1.41	$1.34	$1.79	$1.23

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2020
Total interest income	$25,249	$25,670	$25,842	$27,368
Total interest expense	3,926	3,253	2,570	2,169
Net interest income	21,323	22,417	23,272	25,199
Provision for loan losses	6,257	6,471	—	—
Net interest income after provision for loan losses	15,066	15,946	23,272	25,199
Noninterest income	3,358	3,103	3,794	4,050
Noninterest expense	15,416	15,453	16,116	15,996
Income before income taxes	3,008	3,596	10,950	13,253
Income tax expense	526	675	2,168	2,673
Net income	$2,482	$2,921	$8,782	$10,580
Earnings per share – basic	$0.27	$0.33	$1.01	$1.25
Earnings per share – diluted	$0.27	$0.33	$1.01	$1.24

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.
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
On March 26, 2022, the merger of Friendswood Capital Corporation (“Friendswood”) with the Company was completed with Home Bancorp, Inc. being the surviving entity. As permitted by guidance issued by the SEC, companies are allowed to exclude certain acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition. Accordingly, Management’s Report on Internal Control over Financial Reporting excludes Friendswood from management’s assessment of the Company’s internal control over financial reporting as of December 31, 2022. The Friendswood acquisition represented approximately 12% of total consolidated assets at December 31, 2022 and approximately 7% of our total consolidated revenue for the year ended December 31, 2022.
The Company’s internal control systems are designed to ensure that transactions are properly authorized and recorded in the financial records and to safeguard assets from material loss or misuse. Such assurance cannot be absolute because of inherent limitations in any internal control system.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2022. Our independent registered public accountants have issued an audit report on the Company’s internal control over financial reporting. This report appears at the beginning of Item 8. Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
Not applicable.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC for the 2023 Annual Meeting of Shareholders expected to be held in May 2023 (the “Proxy Statement”).
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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information. The following table provides information as of December 31, 2022 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2009 Stock Option Plan, 2009 Recognition and Retention Plan, the 2014 Equity Incentive Plan and the 2021 Equity Incentive Plan, each of which was approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	255,445	(1)	$32.64	(1)	402,502
Equity compensation plans not approved by security holders	—		—		—
Total	255,445		$32.64		402,502
(1)Includes 610 shares subject to restricted stock grants and 73,962 restricted share units which were not vested as of December 31, 2022. The weighted-average exercise price excludes such restricted stock grants.
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
(3) Exhibits
The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Articles of Incorporation of Home Bancorp, Inc.	(1)

3.2	Amended and Restated Bylaws of Home Bancorp, Inc.	Filed herewith

4.1	Form of Stock Certificate of Home Bancorp, Inc.	(1)

4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	(2)

4.3	Indenture, dated June 30, 2022, by and between Home Bancorp, Inc. and UMB Bank, National Association, as trustee.	(3)

4.4	Forms of 5.75% Fixed-to-Floating Rate Definitive Subordinated Note due 2032	(4)

10.1	2005 Directors’ Deferral Plan*	(5)

10.2	Amended and Restated Employment Agreement by and between Home Bank and John W. Bordelon*	(6)

10.3	Amended and Restated Employment Agreement by and between Home Bancorp, Inc. and John W. Bordelon*	(6)

10.4	Amended and Restated Employment Agreement by and between Home Bank and Darren E. Guidry*	(6)

10.5	Amended and Restated Employment Agreement between Home Bank, N.A. and Jason P. Freyou*	(6)

10.6	Home Bancorp, Inc. 2009 Stock Option Plan*	(7)

10.7	Home Bancorp, Inc. 2009 Recognition and Retention Plan and Trust Agreement*	(8)

10.8	Home Bancorp, Inc. 2014 Equity Incentive Plan*	(9)

10.9	Home Bancorp, Inc. 2021 Equity Incentive Plan*	(11)

10.1	Amended and Restated Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(6)

10.11	Amended and Restated Salary Continuation Agreement by and between Home Bank and Darren E. Guidry*	(6)

10.12	Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(6)

No.	Description	Location
10.13	Salary Continuation Agreement by and between Home Bank and Jason P. Freyou*	(6)

10.14	Amendment to the Amended and Restated Employment Agreement between Home Bancorp, Inc. and John W. Bordelon*	(10)

10.15	Amendment to the Amended and Restated Employment Agreement between Home Bank, N.A. and John W. Bordelon*	(10)

10.16	Amendment to the Amended and Restated Employment Agreement between Home Bank, N.A. and Jason P. Freyou*	(10)

10.17	Amendment to the Amended and Restated Employment Agreement between Home Bank, N.A. and Darren E. Guidry*	(10)

10.18	Employment Agreement between Home Bank, N.A. and David T. Kirkley*	(10)

10.19	Amendment to the Employment Agreement between Home Bank, N.A. and David T. Kirkley*	(10)

10.20	Amended Continuation Agreement by and between Home Bank and Jason P. Freyou*	(13)

10.21	Amendment to the Amended and Restated Salary Continuation Agreement between Home Bank, N.A. and Darren E. Guidry*	(13)

10.22	Salary Continuation Agreement by and between Home Bank and David T. Kirkley*	(13)

23.1	Consent of Wipfli LLP	Filed herewith

31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith

32.0	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
_______________
*Denotes a management contract or compensatory plan or arrangement.
(1)Incorporated by reference from the exhibit included in Home Bancorp’s registration statement on Form S-1, filed June 6, 2008 (SEC File No. 333-151492).
(2)Incorporated by reference from the exhibit 4.2 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and filed March 12, 2020 (SEC File No. 001-34190).
(3)Incorporated by reference from Exhibit 4.1 included in Home Bancorp’s Current Report on Form 8-K, dated as of June 30, 2022 and filed July 1, 2022 (SEC File No. 001-34190).
(4)Incorporated by reference from Exhibits 4.2 and 4.3 included in Home Bancorp’s registration statement on Form S-4 dated as of August 12, 2022 and filed August 12, 2022 (SEC File No. 333-266819).
(5)Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of December 22, 2008 and filed December 29, 2008 (SEC File No. 001-34190).
(6)Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of May 20, 2019 and filed May 24, 2019 (SEC File No. 001-34190).
(7)Incorporated by reference from Appendix A to Home Bancorp’s definitive proxy statement filed April 1, 2009 (SEC File No. 001-34190) and included in Form S-8, filed June 23, 2009 (SEC File No. 333-160155).

(8)Incorporated by reference from Appendix B to Home Bancorp’s definitive proxy statement filed April 1, 2009 (SEC File No. 001-34190).
(9)Incorporated by reference from Appendix A to Home Bancorp’s definitive proxy statement filed April 3, 2014 (SEC File No. 001-34190)
(10)Incorporated by reference from the exhibit included in the Company's Current Report on Form 8-K, dated as of May 20, 2022, and filed May 20, 2022 (SEC File No. 001-34190).
(11)Incorporated by reference from Appendix A to Home Bancorp’s definitive proxy statement filed March 26, 2021 (SEC File No. 001-34190)
(12)Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of May 20, 2021 and filed May 20, 2021 (SEC File No. 001-34190)
(13)Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of May 25, 2025 and filed May 25, 2025 (SEC File No. 001-34190)
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

HOME BANCORP, INC.

March 9, 2023	By:	/s/ John W. Bordelon
John W. Bordelon Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ John W. Bordelon	John W. Bordelon Chairman of the Board, President and Chief Executive Officer	March 9, 2023
John W. Bordelon

/s/ J. Scott Ballard	Director	March 9, 2023
J. Scott Ballard

/s/ Paul J. Blanchet, III	Director, Chairman of Audit Committee	March 9, 2023
Paul J. Blanchet, III

/s/ Daniel G. Guidry	Director	March 9, 2023
Daniel G. Guidry

/s/ John A. Hendry	Director	March 9, 2023
John A. Hendry

/s/ Chris P. Rader	Director	March 9, 2023
Chris P. Rader

/s/ Ann F. Trappey	Director	March 9, 2023
Ann F. Trappey

/s/ Donald W. Washington	Director	March 9, 2023
Donald W. Washington

/s/ David T. Kirkley	Senior Executive Vice President and Chief Financial Officer	March 9, 2023
David T. Kirkley

/s/ Mary H. Hopkins	Home Bank Senior Vice President and Director of Financial Management	March 9, 2023
Mary H. Hopkins