Form 10-Q
period 2023-03-31
HOME BANCORP, INC.
filed 2023-05-05
CIK 1436425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At May 2, 2023, the registrant had 8,250,807 shares of common stock, $0.01 par value, outstanding.

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

ACL	–	Allowance for credit losses
ALL	–	Allowance for loan losses
AOCI	–	Accumulated other comprehensive income
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
Bank	–	Home Bank, N. A., a wholly-owned subsidiary of the Company
BOLI	–	Bank-owned life insurance
bps	–	basis points, 100 basis points being equal to 1.0%
C&D	–	Construction and land
C&I	–	Commercial and industrial
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act
CECL	–	Current expected credit losses
Company	–	Home Bancorp, Inc., a Louisiana corporation and the holding company for Home Bank, N. A.
COVID-19	–	The novel coronavirus
CRE	–	Commercial real estate
EPS	–	Earnings per common share
FASB	–	Financial Accounting Standards Board
FHLB	–	Federal Home Loan Bank
GAAP	–	Generally Accepted Accounting Principles
LTV	–	Loan-to-value
NPA(s)	–	Nonperforming asset(s)
OCI	–	Other comprehensive income
ORE	–	Other real estate
PCD	–	Purchased credit deteriorated
PPP	–	Paycheck Protection Program
SBA	–	U.S. Small Business Association
SEC	–	U.S. Securities and Exchange Commission
TDR	–	Troubled debt restructuring
TE	–	Taxable equivalent
U.S.	–	United States

ii

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)	(Audited)
(dollars in thousands)	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$107,171	$87,401
Interest-bearing deposits in banks	349	349
Investment securities available for sale, at fair value	466,506	486,518
Investment securities held to maturity (fair values of $1,069 and $1,072, respectively)	1,070	1,075
Mortgage loans held for sale	473	98
Loans, net of unearned income	2,466,392	2,430,750
Allowance for loan losses	(30,118)	(29,299)
Total loans, net of unearned income and allowance for loan losses	2,436,274	2,401,451
Office properties and equipment, net	42,844	43,560
Cash surrender value of bank-owned life insurance	46,528	46,276
Goodwill and core deposit intangibles	87,527	87,973
Accrued interest receivable and other assets	78,228	73,579
Total Assets	$3,266,970	$3,228,280
Liabilities
Deposits:
Noninterest-bearing	$854,736	$904,301
Interest-bearing	1,703,008	1,728,880
Total Deposits	2,557,744	2,633,181
Other borrowings	5,539	5,539
Subordinated debt, net of issuance cost	54,073	54,013
Short-term Federal Home Loan Bank advances	233,650	155,000
Long-term Federal Home Loan Bank advances	43,077	21,213
Accrued interest payable and other liabilities	27,787	29,380
Total Liabilities	2,921,870	2,898,326
Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,284,130 and 8,286,084 shares issued and outstanding, respectively	83	83
Additional paid-in capital	165,470	164,942
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(1,964)	(2,053)
Recognition and Retention Plan (RRP)	(5)	(7)
Retained earnings	215,290	206,296
Accumulated other comprehensive loss	(33,774)	(39,307)
Total Shareholders’ Equity	345,100	329,954
Total Liabilities and Shareholders’ Equity	$3,266,970	$3,228,280
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2023	2022
Interest Income
Loans, including fees	$34,498	$22,671
Investment securities:
Taxable interest	2,998	1,542
Tax-exempt interest	144	76
Other investments and deposits	475	277
Total interest income	38,115	24,566
Interest Expense
Deposits	3,240	893
Other borrowings	53	53
Subordinated debt expense	851	—
Short-term Federal Home Loan Bank advances	2,259	—
Long-term Federal Home Loan Bank advances	117	109
Total interest expense	6,520	1,055
Net interest income	31,595	23,511
Provision for loan losses	814	3,215
Net interest income after provision for loan losses	30,781	20,296
Noninterest Income
Service fees and charges	1,250	1,165
Bank card fees	1,787	1,454
Gain on sale of loans, net	57	299
Income from bank-owned life insurance	253	214
Loss on sale of securities, net	(249)	—
(Loss) gain on sale of assets, net	(17)	5
Other income	230	249
Total noninterest income	3,311	3,386
Noninterest Expense
Compensation and benefits	12,439	10,159
Occupancy	2,350	1,803
Marketing and advertising	307	407
Data processing and communication	2,321	2,195
Professional services	364	542
Forms, printing and supplies	187	146
Franchise and shares tax	541	391
Regulatory fees	539	446
Foreclosed assets and ORE, net	(739)	402
Amortization of acquisition intangible	446	252
Provision for credit losses on unfunded commitments	210	302
Other expenses	975	1,195
Total noninterest expense	19,940	18,240
Income before income tax expense	14,152	5,442
Income tax expense	2,832	1,041
Net Income	$11,320	$4,401
Earnings per share:
Basic	$1.40	$0.53
Diluted	$1.39	$0.53
Cash dividends declared per common share	$0.25	$0.23
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Net Income	$11,320	$4,401
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available for sale investment securities	7,470	(19,853)
Unrealized (losses) gains on cash flow hedges	(716)	1,867
Reclassification adjustment for losses included in net income	249	—
Tax effect	(1,470)	3,777
Other comprehensive income (loss), net of taxes	5,533	(14,209)
Comprehensive Income (Loss)	$16,853	$(9,808)
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021	$85	$164,982	$(2,410)	$(13)	$188,515	$744	$351,903
Net income					4,401		4,401
Other comprehensive loss						(14,209)	(14,209)
Purchase of Company’s common stock at cost, 84,515 shares	(1)	(844)			(2,546)		(3,391)
Cash dividends declared, $0.23 per share					(1,962)		(1,962)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 8,997 shares	1	160			(22)		139
Exercise of stock options	—	28					28
RRP shares released for allocation		(2)		2			—
ESOP shares released for allocation		337	89				426
Share-based compensation cost		169					169
Balance, March 31, 2022	$85	$164,830	$(2,321)	$(11)	$188,386	$(13,465)	$337,504
Balance, December 31, 2022	$83	$164,942	$(2,053)	$(7)	$206,296	$(39,307)	$329,954
Net income					11,320		11,320
Other comprehensive income						5,533	5,533
Purchase of Company’s common stock at cost, 10,199 shares	—	(102)			(233)		(335)
Cash dividends declared, $0.25 per share					(2,072)		(2,072)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 4,029 shares	—	33			(21)		12
Exercise of stock options	—	85					85
RRP shares released for allocation		(2)		2			—
ESOP shares released for allocation		308	89				397
Share-based compensation cost		206					206
Balance, March 31, 2023	$83	$165,470	$(1,964)	$(5)	$215,290	$(33,774)	$345,100
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$11,320	$4,401
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	814	3,215
Depreciation	894	762
Amortization and accretion of purchase accounting valuations and intangibles	979	710
Federal Home Loan Bank stock dividends	(55)	3
Net amortization of discount on investments	135	401
Amortization of subordinated debt issuance cost	60	—
Loss on sale of securities, net	249	—
Gain on loans sold, net	(57)	(299)
Proceeds, including principal payments, from loans held for sale	4,339	25,131
Originations of loans held for sale	(4,657)	(27,915)
Loss (gain) on sale of assets, net	17	(5)
Non-cash compensation	603	595
Deferred income tax benefit	(104)	(604)
Increase in accrued interest receivable and other assets	(2,179)	(6,102)
Increase in cash surrender value of bank-owned life insurance	(253)	(214)
(Decrease) increase in accrued interest payable and other liabilities	(2,303)	1,448
Net cash provided by operating activities	9,802	1,527
Cash flows from investing activities:
Purchases of securities available for sale	—	(87,259)
Proceeds from maturities, prepayments and calls on securities available for sale	13,590	12,796
Proceeds from sales of securities available for sale	13,762	—
Increase in loans, net	(36,305)	(805)
Proceeds from sale of foreclosed assets	413	1,489
Purchases of office properties and equipment	(199)	(340)
Net cash disbursed in sale of banking center	—	(11,182)
Net cash disbursed in business combination	—	(16,122)
Proceeds from sale of office properties and equipment	4	28
Purchase of Federal Home Loan Bank stock	(4,193)	—
Net cash used in investing activities	(12,928)	(101,395)
Cash flows from financing activities:
(Decrease) increase in deposits, net	(75,306)	52,010
Borrowings on Federal Home Loan Bank advances	6,261,375	—
Repayments of Federal Home Loan Bank advances	(6,160,863)	(380)
Proceeds from exercise of stock options	85	28
Issuance of stock under incentive plans, net	12	139
Dividends paid to shareholders	(2,072)	(1,962)
Purchase of Company’s common stock	(335)	(3,391)
Net cash provided by financing activities	22,896	46,444
Net change in cash and cash equivalents	19,770	(53,424)
Cash and cash equivalents, beginning	87,401	601,443
Cash and cash equivalents, ending	$107,171	$548,019
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. Certain reclassifications have been made to prior period balances to conform to the current period presentation. The results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022.

Critical Accounting Policies and Estimates
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could reflect materially different results under different assumptions and conditions. Methodologies the Company uses when applying critical accounting policies and developing critical accounting estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2022.

There have been no material changes from the critical accounting policies previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. In preparing its financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications
Certain reclassifications have been made to prior period balances to conform to the current period presentation.
2. Recent Accounting Pronouncements
Accounting Standards Adopted in 2023
ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method.” Under prior guidance, entities can apply the last-of-layer hedging method to hedge the exposure of a closed portfolio of prepayable financial assets to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 expands the last-of-layer method, which permits only one hedge layer, to allow multiple hedged layers of a single closed portfolio. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. ASU 2022-01 also (i) expands the scope of the portfolio layer method to include non-prepayable financial assets, (ii) specifies eligible hedging instruments in a single-layer hedge, (iii) provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method and (iv) specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. ASU 2022-01 is effective for fiscal years and interim periods after December, 15, 2022. The adoption of ASU 2022-01 did not impact our Consolidated Financial Statements.

ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in Accounting Standards Codification (“ASC”) Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 3126-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 is effective for fiscal years and interim periods after December, 15, 2022. The Company adopted ASU 2022-02 on a prospective basis on January 1, 2023. The adoption of ASU 2022-02 did not have a significant impact on our Consolidated Financial Statements.

Issued but Not Yet Adopted Accounting Standards
Accounting Standard Update (“ASU”) ASU 2023-01, “Leases (Topic 842): Common Control Arrangements” (“ASU 2023-01”) clarifies the accounting for leasehold improvements associated with common control leases to public business entities. This update is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of ASU 2023-01 is not expected to have a significant impact on our consolidated financial statements.

ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (“ASU 2023-02”) permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. This update is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of ASU 2023-02 is not expected to have a significant impact on our consolidated financial statements.
3. Investment Securities
The following tables summarize the Company’s available for sale and held to maturity investment securities at March 31, 2023 and December 31, 2022.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2023
Available for sale:
U.S. agency mortgage-backed	$341,049	$94	$33,762	$307,381
Collateralized mortgage obligations	88,800	1	3,914	84,887
Municipal bonds	56,426	8	7,878	48,556
U.S. government agency	20,301	—	979	19,322
Corporate bonds	6,980	—	620	6,360
Total available for sale	$513,556	$103	$47,153	$466,506
Held to maturity:
Municipal bonds	$1,070	$—	$1	$1,069
Total held to maturity	$1,070	$—	$1	$1,069

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Available for sale:
U.S. agency mortgage-backed	$355,014	$63	$38,245	$316,832
Collateralized mortgage obligations	91,217	1	4,873	86,345
Municipal bonds	67,476	50	9,901	57,625
U.S. government agency	20,600	—	1,267	19,333
Corporate bonds	6,980	—	597	6,383
Total available for sale	$541,287	$114	$54,883	$486,518
Held to maturity:
Municipal bonds	$1,075	$—	$3	$1,072
Total held to maturity	$1,075	$—	$3	$1,072

The estimated fair value and amortized cost by contractual maturity of the Company’s investment securities as of March 31, 2023 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities. The Company’s investment securities portfolio had an effective duration of 4.5 years at March 31, 2023 and December 31, 2022.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Available for sale:
U.S. agency mortgage-backed	$2,901	$53,234	$108,800	$142,446	$307,381
Collateralized mortgage obligations	—	59,551	4,937	20,399	84,887
Municipal bonds	2,194	1,737	19,889	24,736	48,556
U.S. government agency	—	6,039	12,961	322	19,322
Corporate bonds	—	—	6,360	—	6,360
Total available for sale	$5,095	$120,561	$152,947	$187,903	$466,506
Held to maturity:
Municipal bonds	$—	$1,069	$—	$—	$1,069
Total held to maturity	$—	$1,069	$—	$—	$1,069

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Available for sale:
U.S. agency mortgage-backed	$2,958	$56,901	$118,859	$162,331	$341,049
Collateralized mortgage obligations	—	61,831	5,577	21,392	88,800
Municipal bonds	2,214	1,897	22,669	29,646	56,426
U.S. government agency	—	6,115	13,861	325	20,301
Corporate bonds	—	—	6,980	—	6,980
Total available for sale	$5,172	$126,744	$167,946	$213,694	$513,556
Held to maturity:
Municipal bonds	$—	$1,070	$—	$—	$1,070
Total held to maturity	$—	$1,070	$—	$—	$1,070

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

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
March 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$98,538	$4,908	$206,144	$28,854	$304,682	$33,762
Collateralized mortgage obligations	64,860	2,480	20,018	1,434	84,878	3,914
Municipal bonds	6,931	417	39,154	7,461	46,085	7,878
U.S. government agency	16,088	666	3,234	313	19,322	979
Corporate bonds	1,374	107	4,986	513	6,360	620
Total available for sale	$187,791	$8,578	$273,536	$38,575	$461,327	$47,153
Held to maturity:
Municipal bonds	$534	$1	$—	$—	$534	$1
Total held to maturity	$534	$1	$—	$—	$534	$1

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$184,896	$14,828	$129,248	$23,417	$314,144	$38,245
Collateralized mortgage obligations	85,715	4,860	620	13	86,335	4,873
Municipal bonds	28,710	3,245	24,100	6,656	52,810	9,901
U.S. government agency	18,718	1,259	615	8	19,333	1,267
Corporate bonds	3,233	247	3,150	350	6,383	597
Total available for sale	$321,272	$24,439	$157,733	$30,444	$479,005	$54,883
Held to maturity:
Municipal bonds	$1,072	$3	$—	$—	$1,072	$3
Total held to maturity	$1,072	$3	$—	$—	$1,072	$3

At March 31, 2023, 310 of the Company’s debt securities had unrealized losses totaling 9.3% of the individual securities’ amortized cost basis and 9.2% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 145 of the 310 securities had been in a continuous loss position for over 12 months. Management has determined that the declines in the fair value of these securities were not attributable to credit losses. As a result, no ACL was recorded for available for sale investment securities at March 31, 2023.

At March 31, 2023, it was determined that no ACL was required for the Company's held-to-maturity investment securities. The Company monitors credit quality of debt securities held-to-maturity through the use of credit ratings. The following tables present the amortized cost of the Company's held-to-maturity securities by credit quality rating at March 31, 2023 and December 31, 2022.

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
March 31, 2023
Held to maturity:
Municipal bonds	$1,070	$—	$1,070

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
December 31, 2022
Held to maturity:
Municipal bonds	$1,075	$—	$1,075

For the three months ended March 31, 2023, the Company recorded gross gains of $98,000 and gross losses of $347,000 related to the sale of investment securities. There were no gross gains or gross losses related to the sale of investment securities for the three months ended March 31, 2022.

Accrued interest receivable on the Company's investment securities was $1,389,000 and $1,798,000 at March 31, 2023 and December 31, 2022, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

At March 31, 2023 and December 31, 2022, the Company had $146,500,000 and $170,036,000, respectively, of securities pledged to secure public deposits.
4. Earnings Per Share
Earnings per common share was computed based on the following:

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Numerator:
Net income available to common shareholders	$11,320	$4,401
Denominator:
Weighted average common shares outstanding	8,088	8,270
Effect of dilutive securities:
Restricted stock	21	18
Stock options	28	49
Weighted average common shares outstanding – assuming dilution	8,137	8,337
Basic earnings per common share	$1.40	$0.53
Diluted earnings per common share	$1.39	$0.53

Options for 63,558 and 59,328 shares of common stock were not included in the computation of diluted EPS for the three months ended March 31, 2023 and 2022, respectively, because the effect of those shares was anti-dilutive.

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

Allowance for Credit Losses
The allowance for credit losses ("ACL") , which equals the sum of the ALL and the ACL on unfunded lending commitments, is established through provisions for credit losses. Management recalculates the ACL at least quarterly to reassess the estimate of credit losses for the total portfolio at the relevant reporting date. Under ASC Topic 326, the ACL is measured on a pool basis when similar risk characteristics exist. For each pool of loans, management also evaluates and applies qualitative adjustments to the calculated ACL based on several factors, including, but not limited to, changes in current and expected future economic conditions, changes in industry experience and industry loan concentrations, changes in the volume and severity of nonperforming assets, changes in lending policies and personnel and changes in the competitive and regulatory environment of the banking industry. Loans that do not share similar risk characteristics are individually evaluated and are excluded from the pooled loan analysis.

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

The Company’s loans, net of unearned income, consisted of the following as of the dates indicated.

(dollars in thousands)	March 31, 2023	December 31, 2022
Real estate loans:
One- to four-family first mortgage	$405,638	$389,616
Home equity loans and lines	64,107	61,863
Commercial real estate	1,162,367	1,152,537
Construction and land	318,622	313,175
Multi-family residential	102,604	100,588
Total real estate loans	2,053,338	2,017,779
Other loans:
Commercial and industrial	379,119	377,894
Consumer	33,935	35,077
Total other loans	413,054	412,971
Total loans	$2,466,392	$2,430,750

The net discount on the Company’s acquired loans was $6,199,000 and $6,866,000 at March 31, 2023 and December 31, 2022, respectively. In addition, loan balances as of March 31, 2023 and December 31, 2022 are reported net of unearned income of

$4,633,000 and $4,580,000, respectively. Unearned income at March 31, 2023 and December 31, 2022 included PPP deferred lender fees of $84,000 and $94,000, respectively.

Accrued interest receivable on the Company's loans was $9,587,000 and $9,520,000 at March 31, 2023 and December 31, 2022, respectively, and is excluded from the estimate of the ACL. Those amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

Allowance for Credit Losses
The ACL, which includes the ALL and the ACL on unfunded lending commitments, and recorded investment in loans as of the dates indicated are as follows.

	March 31, 2023
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$3,356	$—	$3,356
Home equity loans and lines	753	—	753
Commercial real estate	13,344	450	13,794
Construction and land	4,921	—	4,921
Multi-family residential	608	—	608
Commercial and industrial	5,831	143	5,974
Consumer	712	—	712
Total allowance for loan losses	$29,525	$593	$30,118

Unfunded lending commitments(1)	$2,303	$—	$2,303
Total allowance for credit losses	$31,828	$593	$32,421

	March 31, 2023
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$405,610	$28	$405,638
Home equity loans and lines	64,107	—	64,107
Commercial real estate	1,158,077	4,290	1,162,367
Construction and land	318,622	—	318,622
Multi-family residential	102,604	—	102,604
Commercial and industrial	378,948	171	379,119
Consumer	33,935	—	33,935
Total loans	$2,461,903	$4,489	$2,466,392

	December 31, 2022
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$2,883	$—	$2,883
Home equity loans and lines	624	—	624
Commercial real estate	13,264	550	13,814
Construction and land	4,680	—	4,680
Multi-family residential	572	—	572
Commercial and industrial	5,853	171	6,024
Consumer	702	—	702
Total allowance for loan losses	$28,578	$721	$29,299

Unfunded lending commitments(1)	$2,093	$—	$2,093
Total allowance for credit losses	$30,671	$721	$31,392

	December 31, 2022
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$389,616	$—	$389,616
Home equity loans and lines	61,863	—	61,863
Commercial real estate	1,147,794	4,743	1,152,537
Construction and land	313,175	—	313,175
Multi-family residential	100,588	—	100,588
Commercial and industrial	377,690	204	377,894
Consumer	34,991	86	35,077
Total loans	$2,425,717	$5,033	$2,430,750
(1)The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.
(2)One PCD loan was individually evaluated at March 31, 2023 and December 31, 2022, respectively.

A summary of activity in the ACL for the three months ended March 31, 2023 and March 31, 2022 follows.

	Three Months Ended March 31, 2023
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$2,883	$—	$6	$467	$3,356
Home equity loans and lines	624	—	1	128	753
Commercial real estate	13,814	—	—	(20)	13,794
Construction and land	4,680	—	—	241	4,921
Multi-family residential	572	—	—	36	608
Commercial and industrial	6,024	(56)	81	(75)	5,974
Consumer	702	(37)	10	37	712
Total allowance for loan losses	$29,299	$(93)	$98	$814	$30,118

Unfunded lending commitments	$2,093	$—	$—	$210	$2,303
Total allowance for credit losses	$31,392	$(93)	$98	$1,024	$32,421

	Three Months Ended March 31, 2022
(dollars in thousands)	Beginning Balance	Allowance for Acquired PCD Loans (1)	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$1,944	$—	$—	$2	$110	$2,056
Home equity loans and lines	508	—	—	2	29	539
Commercial real estate	10,454	2,083	—	—	2,665	15,202
Construction and land	3,572	—	—	—	540	4,112
Multi-family residential	457	—	—	—	97	554
Commercial and industrial	3,520	195	(160)	386	(301)	3,640
Consumer	634	—	(156)	75	75	628
Total allowance for loan losses	$21,089	$2,278	$(316)	$465	$3,215	$26,731

Unfunded lending commitments	$1,815	$—	$—	$—	$302	$2,117
Total allowance for credit losses	$22,904	$2,278	$(316)	$465	$3,517	$28,848
(1)Allowance recorded for PCD loans in the Company's acquisition of Friendswood Capital Corporation at the acquisition date of March 26, 2022.

Credit Quality
The following tables present the Company’s loan portfolio by credit quality classification and origination year as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Term Loans by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$29,134	$106,524	$81,824	$36,712	$32,058	$110,281	$4,707	$56	$401,296
Special Mention	—	650	189	—	—	385	—	—	1,224
Substandard	—	172	54	362	162	2,368	—	—	3,118
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$29,134	$107,346	$82,067	$37,074	$32,220	$113,034	$4,707	$56	$405,638
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity loans and lines:
Pass	$1,014	$1,953	$1,272	$765	$1,063	$3,736	$53,474	$799	$64,076
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	31	—	—	31
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,014	$1,953	$1,272	$765	$1,063	$3,767	$53,474	$799	$64,107
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$45,016	$297,505	$269,717	$203,283	$149,196	$144,581	$39,254	$276	$1,148,828
Special Mention	—	—	—	340	—	—	—	—	340
Substandard	—	18	174	74	5,542	7,119	272	—	13,199
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$45,016	$297,523	$269,891	$203,697	$154,738	$151,700	$39,526	$276	$1,162,367
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land:
Pass	$24,932	$180,459	$73,592	$13,925	$8,047	$4,835	$3,635	$2,213	$311,638
Special Mention	509	174	4,597	151	—	—	—	—	5,431

	March 31, 2023
	Term Loans by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Substandard	—	1,305	181	—	—	67	—	—	1,553
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$25,441	$181,938	$78,370	$14,076	$8,047	$4,902	$3,635	$2,213	$318,622
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential:
Pass	$5,155	$34,572	$12,231	$25,367	$12,938	$4,650	$1,488	$2,820	$99,221
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,383	—	—	3,383
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$5,155	$34,572	$12,231	$25,367	$12,938	$8,033	$1,488	$2,820	$102,604
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Pass	$18,162	$99,630	$43,172	$13,627	$7,640	$12,855	$178,597	$681	$374,364
Special Mention	—	1,318	—	338	—	221	906	—	2,783
Substandard	1,569	—	—	42	—	3	358	—	1,972
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$19,731	$100,948	$43,172	$14,007	$7,640	$13,079	$179,861	$681	$379,119
Current period gross charge-offs	$—	$—	$—	$—	$7	$—	$49	$—	$56
Consumer:
Pass	$1,399	$8,807	$1,756	$1,300	$485	$12,342	$7,555	$28	$33,672
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	9	11	—	—	243	—	—	263
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$1,399	$8,816	$1,767	$1,300	$485	$12,585	$7,555	$28	$33,935
Current period gross charge-offs	$—	$6	$1	$—	$—	$—	$30	$—	$37
Total loans:
Pass	$124,812	$729,450	$483,564	$294,979	$211,427	$293,280	$288,710	$6,873	$2,433,095
Special Mention	509	2,142	4,786	829	—	606	906	—	9,778
Substandard	1,569	1,504	420	478	5,704	13,214	630	—	23,519
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$126,890	$733,096	$488,770	$296,286	$217,131	$307,100	$290,246	$6,873	$2,466,392
Current period gross charge-offs	$—	$6	$1	$—	$7	—	79	—	$93

	December 31, 2022
	Term Loans by Origination Year
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$107,546	$78,744	$37,876	$34,114	$26,455	$94,729	$5,387	$348	$385,199
Special Mention	150	189	—	—	—	355	—	500	1,194
Substandard	272	56	368	145	372	2,010	—	—	3,223
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$107,968	$78,989	$38,244	$34,259	$26,827	$97,094	$5,387	$848	$389,616
Home equity loans and lines:
Pass	$1,898	$1,453	$783	$1,142	$604	$3,453	$51,502	$995	$61,830
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	33	—	—	33
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,898	$1,453	$783	$1,142	$604	$3,486	$51,502	$995	$61,863
Commercial real estate:
Pass	$292,894	$279,397	$210,983	$159,169	$64,554	$95,083	$35,918	$586	$1,138,584
Special Mention	—	179	345	—	—	—	—	—	524
Substandard	97	—	167	5,579	294	7,292	—	—	13,429
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$292,991	$279,576	$211,495	$164,748	$64,848	$102,375	$35,918	$586	$1,152,537
Construction and land:
Pass	$170,744	$101,321	$19,620	$8,912	$2,534	$2,716	$4,434	$1,727	$312,008
Special Mention	—	520	—	—	—	—	—	—	520
Substandard	417	—	152	—	—	78	—	—	647
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$171,161	$101,841	$19,772	$8,912	$2,534	$2,794	$4,434	$1,727	$313,175

	December 31, 2022
	Term Loans by Origination Year
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Multi-family residential:
Pass	$33,822	$15,775	$25,661	$13,070	$2,241	$2,491	$1,302	$2,840	$97,202
Special Mention	—	—	—	—	3,312	—	—	—	3,312
Substandard	—	—	—	—	74	—	—	—	74
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$33,822	$15,775	$25,661	$13,070	$5,627	$2,491	$1,302	$2,840	$100,588
Commercial and industrial:
Pass	$108,464	$50,850	$16,043	$8,599	$11,203	$2,759	$174,145	$712	$372,775
Special Mention	338	—	—	—	7	—	1,188	—	1,533
Substandard	590	—	2,317	8	—	293	328	50	3,586
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$109,392	$50,850	$18,360	$8,607	$11,210	$3,052	$175,661	$762	$377,894
Consumer:
Pass	$10,012	$2,048	$1,577	$536	$136	$12,785	$7,420	$29	$34,543
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	9	298	—	—	—	227	—	—	534
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$10,021	$2,346	$1,577	$536	$136	$13,012	$7,420	$29	$35,077
Total loans:
Pass	$725,380	$529,588	$312,543	$225,542	$107,727	$214,016	$280,108	$7,237	$2,402,141
Special Mention	488	888	345	—	3,319	355	1,188	500	7,083
Substandard	1,385	354	3,004	5,732	740	9,933	328	50	21,526
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$727,253	$530,830	$315,892	$231,274	$111,786	$224,304	$281,624	$7,787	$2,430,750

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
Age analysis of past due loans as of the dates indicated are as follows.

	March 31, 2023
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$748	$—	$529	$1,277	$319,440	$320,717
Home equity loans and lines	70	—	—	70	55,963	56,033
Commercial real estate	426	57	—	483	870,711	871,194
Construction and land	1,158	—	328	1,486	292,713	294,199
Multi-family residential	—	—	—	—	98,474	98,474
Total real estate loans	2,402	57	857	3,316	1,637,301	1,640,617
Other loans:
Commercial and industrial	557	6	202	765	342,651	343,416
Consumer	121	—	183	304	30,546	30,850
Total other loans	678	6	385	1,069	373,197	374,266
Total originated loans	$3,080	$63	$1,242	$4,385	$2,010,498	$2,014,883
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$630	$54	$685	$1,369	$83,552	$84,921
Home equity loans and lines	21	—	1	22	8,052	8,074
Commercial real estate	62	—	567	629	290,544	291,173
Construction and land	—	—	35	35	24,388	24,423
Multi-family residential	—	—	—	—	4,130	4,130
Total real estate loans	713	54	1,288	2,055	410,666	412,721
Other loans:
Commercial and industrial	—	32	—	32	35,671	35,703
Consumer	11	—	65	76	3,009	3,085
Total other loans	11	32	65	108	38,680	38,788
Total acquired loans	$724	$86	$1,353	$2,163	$449,346	$451,509
Total loans:
Real estate loans:
One- to four-family first mortgage	$1,378	$54	$1,214	$2,646	$402,992	$405,638
Home equity loans and lines	91	—	1	92	64,015	64,107

	March 31, 2023
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial real estate	488	57	567	1,112	1,161,255	1,162,367
Construction and land	1,158	—	363	1,521	317,101	318,622
Multi-family residential	—	—	—	—	102,604	102,604
Total real estate loans	3,115	111	2,145	5,371	2,047,967	2,053,338
Other loans:
Commercial and industrial	557	38	202	797	378,322	379,119
Consumer	132	—	248	380	33,555	33,935
Total other loans	689	38	450	1,177	411,877	413,054
Total loans	$3,804	$149	$2,595	$6,548	$2,459,844	$2,466,392

	December 31, 2022
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$490	$147	$646	$1,283	$298,547	$299,830
Home equity loans and lines	40	—	—	40	52,950	52,990
Commercial real estate	3,210	179	27	3,416	853,096	856,512
Construction and land	345	160	147	652	284,740	285,392
Multi-family residential	—	—	—	—	96,400	96,400
Total real estate loans	4,085	486	820	5,391	1,585,733	1,591,124
Other loans:
Commercial and industrial	152	—	210	362	338,418	338,780
Consumer	264	7	191	462	31,059	31,521
Total other loans	416	7	401	824	369,477	370,301
Total originated loans	$4,501	$493	$1,221	$6,215	$1,955,210	$1,961,425
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,591	$136	$519	$2,246	$87,540	$89,786
Home equity loans and lines	116	—	1	117	8,756	8,873
Commercial real estate	294	—	566	860	295,165	296,025
Construction and land	—	—	132	132	27,651	27,783
Multi-family residential	—	—	—	—	4,188	4,188
Total real estate loans	2,001	136	1,218	3,355	423,300	426,655
Other loans:
Commercial and industrial	—	225	38	263	38,851	39,114
Consumer	41	3	21	65	3,491	3,556
Total other loans	41	228	59	328	42,342	42,670
Total acquired loans	$2,042	$364	$1,277	$3,683	$465,642	$469,325
Total loans:
Real estate loans:
One- to four-family first mortgage	$2,081	$283	$1,165	$3,529	$386,087	$389,616

	December 31, 2022
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Home equity loans and lines	156	—	1	157	61,706	61,863
Commercial real estate	3,504	179	593	4,276	1,148,261	1,152,537
Construction and land	345	160	279	784	312,391	313,175
Multi-family residential	—	—	—	—	100,588	100,588
Total real estate loans	6,086	622	2,038	8,746	2,009,033	2,017,779
Other loans:
Commercial and industrial	152	225	248	625	377,269	377,894
Consumer	305	10	212	527	34,550	35,077
Total other loans	457	235	460	1,152	411,819	412,971
Total loans	$6,543	$857	$2,498	$9,898	$2,420,852	$2,430,750
There were $0 and $2,000 of loans greater than 90 days past due and accruing at March 31, 2023 and December 31, 2022, respectively.
The following tables summarize information pertaining to nonaccrual loans as of dates indicated.

	March 31, 2023
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total
Nonaccrual loans(1):
One- to four-family first mortgage	$2,210	$28	$2,238
Home equity loans and lines	32	—	32
Commercial real estate	3,982	2,778	6,760
Construction and land	1,555	—	1,555
Multi-family residential	—	—	—
Commercial and industrial	382	—	382
Consumer	265	—	265
Total	$8,426	$2,806	$11,232

	December 31, 2022
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total
Nonaccrual loans(1):
One- to four-family first mortgage	$2,300	$—	$2,300
Home equity loans and lines	34	—	34
Commercial real estate	4,031	2,914	6,945
Construction and land	315	—	315
Multi-family residential	—	—	—
Commercial and industrial	365	13	378
Consumer	455	86	541
Total	$7,500	$3,013	$10,513
(1)Nonaccrual acquired loans include PCD loans of $2,087,000 and $1,530,000 at March 31, 2023 and December 31, 2022, respectively.

All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. All payments received while on nonaccrual status are applied against the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.
Collateral Dependent Loans
The Company held loans that were individually evaluated for credit losses at March 31, 2023 and December 31, 2022 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:
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
•Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.
The tables below summarize collateral dependent loans and the related ACL at March 31, 2023 and December 31, 2022.

	March 31, 2023
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$28	$—
Home equity loans and lines	—	—
Commercial real estate	4,290	450
Construction and land	—	—
Multi-family residential	—	—
Commercial and industrial	171	143
Consumer	—	—
Total	$4,489	$593

	December 31, 2022
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$—	$—
Home equity loans and lines	—	—
Commercial real estate	4,743	550
Construction and land	—	—
Multi-family residential	—	—
Commercial and industrial	204	171
Consumer	86	—
Total	$5,033	$721

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Occasionally, the Company modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, term extension, an other-than-insignificant payment delay, interest only for a specified period of time, an interest rate reduction, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is charged-off. During the three months ended March 31, 2023, there was no modifications of loans to borrowers who were experiencing financial difficulty. the Company did not provide any modifications under these circumstances to borrowers. Three loans were modified during the three months ended March 31, 2022 and they did not default within twelve months of modification.

Foreclosed Assets and ORE
Foreclosed assets and ORE include real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets and ORE totaled $80,000 and $461,000 at March 31, 2023 and December 31, 2022, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

The carrying amount of foreclosed residential real estate properties held at March 31, 2023 and December 31, 2022 totaled $80,000 and $231,000, respectively. Loans secured by single family residential real estate that were in the process of foreclosure at March 31, 2023 and December 31, 2022 totaled $180,000 and $179,000, respectively.
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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. During the next twelve months, the Company estimates that an additional $1,729,000 will be reclassified as additional interest income.

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

Fair Values of Derivative Instruments
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Financial Condition as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$40,000	$4,447	$—	$—

Derivatives not designated as hedging instruments:
Risk participation agreements	—	—	11,977	10

Netting adjustments		—		—

Net derivative amounts		$4,447		$10

	December 31, 2022
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$40,000	$5,144	$—	$—

Derivatives not designated as hedging instruments:
Risk participation agreements	—	—	12,036	9

Netting adjustments		—		—

Net derivative amounts		$5,144		$9

(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

At March 31, 2023 and December 31, 2022, accumulated unrealized gains, net of taxes, on derivative instruments totaled $3,395,000 and $3,961,000, respectively.
Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income and the Consolidated Statements of Income
The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income and the Consolidated Statements of Income as of March 31, 2023 and March 31, 2022.

	Three Months Ended March 31, 2023
	Amount of Loss Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$(295)	$(295)	Interest income	$421	$421

	Three Months Ended March 31, 2022
	Amount of Gain Recognized in OCI		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$1,855	$1,855	Interest expense	$(12)	$(12)

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of March 31, 2023 and March 31, 2022.

(dollars in thousands)	Location of Loss Recognized on Non-designated Hedges	Three Months Ended March 31, 2023
Effects of non-designated hedges
Risk participation agreements	Other noninterest expense	$(1)

(dollars in thousands)	Location of Income Recognized on Non-designated Hedges	Three Months Ended March 31, 2022
Effects of non-designated hedges
Risk participation agreements	Other noninterest income	$7

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

As of March 31, 2023, there were no derivatives with credit-risk-related contingent features in a net liability position. Such derivatives are measured at fair value, which includes accrued interest but excludes any adjustment for nonperformance risk. If the Company had breached any provisions at March 31, 2023, it would not have been required to settle any obligations under the agreements since the termination value was $0.

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

The carrying value of subordinated debt was $54,073,000 and $54,013,000 at March 31, 2023 and December 31, 2022, respectively. The subordinated debt was recorded net of issuance costs which is being amortized using the straight-line method over five years.
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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets, by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of March 31, 2023, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.
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

The following tables present the balances of assets measured for fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

(dollars in thousands)	March 31, 2023	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$307,381	$—	$307,381	$—
Collateralized mortgage obligations	84,887	—	84,887	—
Municipal bonds	48,556	—	48,556	—
U.S. government agency	19,322	—	19,322	—
Corporate bonds	6,360	—	6,360	—
Total	$466,506	$—	$466,506	$—

Derivative assets	$4,447	$—	$4,447	$—
Total	$470,953	$—	$470,953	$—

Liabilities
Derivative liabilities	$10	$—	$10	$—

(dollars in thousands)	December 31, 2022	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$316,832	$—	$316,832	$—
Collateralized mortgage obligations	86,345	—	86,345	—
Municipal bonds	57,625	—	57,625	—
U.S. government agency	19,333	—	19,333	—
Corporate bonds	6,383	—	6,383	—
Total	$486,518	$—	$486,518	$—

Derivative assets	$5,144	$—	$5,144	$—
Total	$491,662	$—	$491,662	$—

Liabilities
Derivative liabilities	$9	$—	$9	$—

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

		Fair Value Measurements Using
(dollars in thousands)	March 31, 2023	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$3,896	$—	$—	$3,896
Foreclosed assets and ORE	80	—	—	80
Total	$3,976	$—	$—	$3,976

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2022	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$4,312	$—	$—	$4,312
Foreclosed assets and ORE	461	—	—	461
Total	$4,773	$—	$—	$4,773

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
March 31, 2023
Loans individually evaluated	$3,896	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 83%	13%
Foreclosed assets and ORE	$80	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 31%	31%
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
December 31, 2022
Loans individually evaluated	$4,312	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 89%	14%
Foreclosed assets and ORE	$461	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 31%	16%

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

Methods and assumptions used to estimate fair value of each class of financial instruments for which it is practicable to estimate fair value are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The fair value of subordinated debt is estimated based on current market rates on similar debt in the market. The Company classifies this debt in Level 2 of the fair value table. There have been no other material changes from the fair value estimate methods and assumptions previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at March 31, 2023
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$107,171	$107,171	$107,171	$—	$—
Interest-bearing deposits in banks	349	349	349	—	—
Investment securities available for sale	466,506	466,506	—	466,506	—
Investment securities held to maturity	1,070	1,069	—	1,069	—
Mortgage loans held for sale	473	473	—	473	—
Loans, net	2,436,274	2,325,572	—	2,321,676	3,896
Cash surrender value of BOLI	46,528	46,528	46,528	—	—
Derivative assets(1)	4,447	4,447	—	4,447	—
Financial Liabilities
Deposits	$2,557,744	$2,548,197	$2,185,832	$362,365	$—
Other borrowings	5,539	5,444	—	5,444	—
Subordinated debt, net of issuance cost	54,073	51,848	—	51,848	—
Short-term FHLB advances	233,650	233,650	233,650	—	—
Long-term FHLB advances	43,077	41,799	—	41,799	—
Derivative liabilities(1)	10	10	—	10	—

		Fair Value Measurements at December 31, 2022
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$87,401	$87,401	$87,401	$—	$—
Interest-bearing deposits in banks	349	349	349	—	—
Investment securities available for sale	486,518	486,518	—	486,518	—
Investment securities held to maturity	1,075	1,072	—	1,072	—
Mortgage loans held for sale	98	98	—	98	—
Loans, net	2,401,451	2,326,104	—	2,321,792	4,312
Cash surrender value of BOLI	46,276	46,276	46,276	—	—
Derivative assets(1)	5,144	5,144	—	5,144	—
Financial Liabilities
Deposits	$2,633,181	$2,620,577	$2,297,736	$322,841	$—
Other borrowings	5,539	5,388	—	5,388	—
Subordinated debt, net of issuance cost	54,013	51,287	—	51,287	—
Short-term FHLB advances	155,000	155,000	155,000	—	—
Long-term FHLB advances	21,213	20,019	—	20,019	—
Derivative liabilities(1)	9	9	—	9	—
(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and the Bank from December 31, 2022 through March 31, 2023 and on its results of operations for the three months ended March 31, 2023 and 2022. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

Forward-Looking Statements
To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company or Bank, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of words such as “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions, or by future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly”. The Company’s or the Bank’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Certain risks, uncertainties and other factors, including those set forth under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022 and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis and may include factors such as, but not limited to, credit quality and risk, the COVID-19 pandemic, industry and technological changes, cyber incidents or other failures, disruptions or security breaches, interest rates, commercial and residential real estate values, economic and market conditions in the United States or internationally, fund availability, accounting estimates and risk management processes, the transition away from the London Interbank Offered Rate (LIBOR), legislative and regulatory changes, business strategy execution, key personnel, competition, mortgage markets, fraud, environmental liability and severe weather, natural disasters, acts of war or terrorism or other external events. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.
EXECUTIVE OVERVIEW
The Company reported net income for the first quarter of 2023 of $11.3 million, or $1.39 diluted EPS, up $6.9 million compared to the first quarter of 2022. Net income for the first quarter of 2022 totaled $4.4 million, or $0.53 diluted EPS. The first quarter of 2022 included merger expenses related to the acquisition of Friendswood Capital Corporation (“Friendswood”) on March 26, 2022 totaling $284,000, net of taxes.

Key components of the Company’s performance during the three months ended March 31, 2023 include:

•Assets increased $38.7 million, or 1.2%, from December 31, 2022 to $3.3 billion at March 31, 2023.
•Total loans were $2.5 billion at March 31, 2023, up $35.6 million, or 1.5%, from December 31, 2022.
•During the three months ended March 31, 2023, the Company provisioned $814,000 to the allowance for loan losses, primarily due to loan growth. During the three months ended March 31, 2022, the Company provisioned $3.2 million to the allowance for loan losses primarily due to the acquisition of Friendswood's loan portfolio.
•The ALL totaled $30.1 million, or 1.22% of total loans, at March 31, 2023 compared to $29.3 million, or 1.21% of total loans, at December 31, 2022. The ACL, which is comprised of the allowance for loan losses plus the allowance for unfunded lending commitments, totaled $32.4 million, or 1.31% of total loans, at March 31, 2023 compared to $31.4 million, or 1.29% of total loans, at December 31, 2022.
•Nonperforming assets increased $336,000, or 3.1%, from $11.0 million, or 0.34% of total assets, at December 31, 2022 to $11.3 million, or 0.35% of total assets, at March 31, 2023. The increase in NPAs was primarily due to one credit relationship being downgraded to substandard.
•Total deposits decreased $75.4 million, or 2.9%, from $2.6 billion at December 31, 2022 to $2.6 billion at March 31, 2023.
•The net interest margin was 4.18% for the three months ended March 31, 2023, up 79 bps, from the three months ended March 31, 2022.
•The average rate paid on total interest-bearing deposits was 0.77% for the first quarter of 2023, which was up 57 bps from the first quarter of 2022.
•Total interest expense for the first quarter of 2023 was up $5.5 million, or 518.0%, compared to the first quarter of 2022 primarily due to the rising interest rate environment and the attendant higher costs on deposits, expense related to subordinated debt, and increase in short-term FHLB borrowings in the first quarter of 2023
•Noninterest income for the first quarter of 2023 was down $75,000, or 2.2%, compared to the first quarter of 2022, primarily due to a net loss on sale of securities totaling $249,000 during the first quarter of 2023, which was partially offset by an increase in bank card fees of $333,000.
•Noninterest expense for the first quarter of 2023 was up $1.7 million, or 9.3%, compared to the first quarter of 2022, primarily due to increases in expenses for compensation and benefits (up $2.3 million primarily to the growth of the Company's employee base due to the Friendswood acquisition) and occupancy (up $547,000, again primarily due to the growth of the Company with the Friendswood acquisition), which was partially offset by a decrease in foreclosed assets (down $1.1 million primarily due to the recovery of a previous loss on a OREO sale and less foreclosed asset expenses).

FINANCIAL CONDITION

Loans, Allowance for Credit Losses and Asset Quality

Loans
Total loans at March 31, 2023 were $2.5 billion, up $35.6 million, or 1.5%, from December 31, 2022. The loan growth resulted primarily from the additions of loans across all loan types with the exception of consumer loans. PPP loans, included in commercial and industrial loans, totaled $6.2 million at March 31, 2023, down $466,000, or 7.0%, from December 31, 2022.

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

(dollars in thousands)	March 31, 2023	December 31, 2022	Increase/(Decrease)
Real estate loans:
One-to four-family first mortgage	$405,638	$389,616	$16,022	4.1%
Home equity loans and lines	64,107	61,863	2,244	3.6
Commercial real estate	1,162,367	1,152,537	9,830	0.9
Construction and land	318,622	313,175	5,447	1.7
Multi-family residential	102,604	100,588	2,016	2.0
Total real estate loans	2,053,338	2,017,779	35,559	1.8%
Other loans:
Commercial and industrial	379,119	377,894	1,225	0.3
Consumer	33,935	35,077	(1,142)	(3.3)
Total other loans	413,054	412,971	83	—
Total loans	$2,466,392	$2,430,750	$35,642	1.5%

Allowance for Credit Losses
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

At March 31, 2023, the ALL totaled $30.1 million, or 1.22% of total loans, up $819,000 from $29.3 million, or 1.21% of total loans, at December 31, 2022. During the three months ended March 31, 2023, the Company provisioned $814,000 of the allowance loan losses primarily due to loan growth. Net loan recoveries totaled $5,000 for the three months ended March 31, 2023.
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

At March 31, 2023 and December 31, 2022, loans identified as impaired and individually evaluated for expected losses were $4.5 million and $5.0 million, respectively. The following tables provide a summary of loans individually evaluated for credit losses as of the dates indicated.

	March 31, 2023
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$28	$—	—%
Home equity loans and lines	—	—	—
Commercial real estate	4,290	450	10.49
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	171	143	83.63
Consumer	—	—	—
Total	$4,489	$593	13.21%

	December 31, 2022
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$—	$—	—%
Home equity loans and lines	—	—	—
Commercial real estate	4,743	550	11.60
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	204	171	83.82
Consumer	86	—	—
Total	$5,033	$721	14.33%

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

At March 31, 2023 and December 31, 2022, loans classified as substandard totaled $23.5 million and $21.5 million, respectively. There were no assets classified as doubtful at either date. For additional information, refer to Note 5 to the Consolidated Financial Statements. The $2.0 million, or 9.3%, increase in substandard loans at March 31, 2023 compared to December 31, 2022 was primarily due to one credit relationship being downgraded to substandard, partially offset by loan payoffs and improvements in other classified loans.

The following tables provide a summary of loans classified as special mention and substandard as of the dates indicated.

(dollars in thousands)	March 31, 2023	December 31, 2022	Increase/(Decrease)
Special Mention Loans
One- to four-family first mortgage	$1,224	$1,194	$30	2.5%
Home equity loans and lines	—	—	—	—
Commercial real estate	340	524	(184)	(35.1)
Construction and land	5,431	520	4,911	944.4
Multi-family residential	—	3,312	(3,312)	(100.0)
Commercial and industrial	2,783	1,533	1,250	81.5
Consumer	—	—	—	—
Total special mention loans	$9,778	$7,083	$2,695	38.0%

(dollars in thousands)	March 31, 2023	December 31, 2022	Increase/(Decrease)
Substandard Loans
One- to four-family first mortgage	$3,118	$3,223	$(105)	(3.3)%
Home equity loans and lines	31	33	(2)	(6.1)
Commercial real estate	13,199	13,429	(230)	(1.7)
Construction and land	1,553	647	906	140.0
Multi-family residential	3,383	74	3,309	4471.6
Commercial and industrial	1,972	3,586	(1,614)	(45.0)
Consumer	263	534	(271)	(50.7)
Total substandard loans	$23,519	$21,526	$1,993	9.3%

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

	March 31, 2023			December 31, 2022
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans(2):
Real estate loans:
One- to four-family first mortgage	$614	$1,624	$2,238	$711	$1,589	$2,300
Home equity loans and lines	—	32	32	—	34	34
Commercial real estate	3,044	3,716	6,760	3,039	3,906	6,945
Construction and land	1,486	69	1,555	147	168	315
Multi-family residential	—	—	—	—	—	—
Other loans:
Commercial and industrial	216	166	382	224	154	378
Consumer	186	79	265	215	326	541
Total nonaccrual loans	5,546	5,686	11,232	4,336	6,177	10,513
Accruing loans 90 days or more past due	—	—	—	2	—	2
Total nonperforming loans	5,546	5,686	11,232	4,338	6,177	10,515
Foreclosed assets and ORE	—	80	80	151	310	461
Total nonperforming assets	5,546	5,766	11,312	4,489	6,487	10,976
Performing troubled debt restructurings(2)	—	—	—	4,600	1,605	6,205
Total nonperforming assets and troubled debt restructurings	$5,546	$5,766	$11,312	$9,089	$8,092	$17,181

Nonperforming loans to total loans			0.46%			0.43%
Nonperforming loans to total assets			0.34%			0.33%
Nonperforming assets to total assets			0.35%			0.34%
(1)Nonaccrual acquired loans include PCD loans of $2.1 million for the periods ending March 31, 2023 and December 31, 2022.
(2)Nonaccrual loans include originated restructured loans placed on nonaccrual totaling $3.1 million at December 31, 2022. Acquired restructured loans placed on nonaccrual totaled $3.7 million at December 31, 2022. With the adoption of ASU 2022-02, effective January 1, 2023, TDR accounting has been eliminated.
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
Investment Securities

The Company’s investment securities portfolio totaled $467.6 million as of March 31, 2023, a decrease of $20.0 million, or 4.1%, from December 31, 2022. During the first quarter 2023, the Company recorded a net loss of $249,000 related to the sale of available-for-sale investment securities totaling $14.0 million of securities. At March 31, 2023, the Company had a net unrealized loss on its available for sale investment securities portfolio of $47.1 million, compared to a net unrealized loss of $54.8 million at December 31, 2022. The Company’s investment securities portfolio had an effective duration of 4.5 years at March 31, 2023 and December 31, 2022.

The following table summarizes activity in the Company’s investment securities portfolio during the three months ended March 31, 2023.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2022	$486,518	$1,075
Purchases	—	—
Sales	(14,011)	—
Principal maturities, prepayments and calls	(13,590)	—
Amortization of premiums and accretion of discounts	(130)	(5)
Increase in market value	7,470	—
Balance, March 31, 2023	$466,506	$1,070

Funding Sources

Deposits
Deposits totaled $2.6 billion at March 31, 2023, a decrease of $75.4 million, or 2.9%, compared to December 31, 2022. The following table summarizes the changes in the Company’s deposits from December 31, 2022 to March 31, 2023.

(dollars in thousands)	March 31, 2023	December 31, 2022	Increase/(Decrease)
Demand deposit	$854,736	$904,301	$(49,565)	(5.5)%
Savings	288,788	305,871	(17,083)	(5.6)
Money market	384,809	423,990	(39,181)	(9.2)
NOW	657,499	663,574	(6,075)	(0.9)
Certificates of deposit	371,912	335,445	36,467	10.9
Total deposits	$2,557,744	$2,633,181	$(75,437)	(2.9)%

The average rate paid on interest-bearing deposits was 0.77% for the first quarter of 2023, up 57 bps compared to the first quarter of 2022. At March 31, 2023, certificates of deposit maturing within the next 12 months totaled $305.1 million.

We obtain most of our deposits from individuals, small businesses and public funds in our market areas. The following table presents our deposits per customer type for the periods indicated.

	March 31, 2023	December 31, 2022
Individuals	51%	51%
Small businesses	39	40
Public funds	8	7
Broker	2	2
Total	100%	100%

The total amounts of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) were $778.0 million at March 31, 2023 and $830.9 million at December 31, 2022. Public funds in excess of the FDIC insurance limits are fully collateralized.

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

The carrying value of subordinated debt was $54.1 million and $54.0 million at March 31, 2023 and December 31, 2022, respectively. The subordinated debt was recorded net of issuance costs and amortized using the straight-line method over five years.

Federal Home Loan Bank Advances
The average balance of total FHLB advances was $215.5 million for the first quarter of 2023, up $189.7 million compared to the first quarter of 2022.

The Company had $233.7 million short-term FHLB advances as of March 31, 2023 compared to $155.0 million as of December 31, 2022. At March 31, 2023 and December 31, 2022, the Company had $43.1 million and $21.2 million in long-term FHLB advances, respectively, and $913.9 million and $937.4 million in additional FHLB advances available, respectively.

Shareholders’ Equity
Total shareholders’ equity increased $15.1 million, or 4.6%, from $330.0 million at December 31, 2022 to $345.1 million at March 31, 2023. Shareholders' equity increased primarily due to net income of $11.3 million and a $5.5 million reduction in accumulated other comprehensive loss during the three months ended March 31, 2023.

At March 31, 2023, the Bank had regulatory capital amounts that were well in excess of regulatory requirements. The following table presents actual and required capital ratios for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2023 based on the required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Tier 1 risk-based capital	291,347	11.11	222,878	8.50	N/A	N/A
Total risk-based capital	377,391	14.39	275,320	10.50	N/A	N/A
Tier 1 leverage capital	291,347	9.30	125,293	4.00	N/A	N/A

Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$333,949	12.77%	$183,022	7.00%	$169,949	6.50%
Tier 1 risk-based capital	333,949	12.77	222,240	8.50	209,167	8.00
Total risk-based capital	365,920	14.00	274,532	10.50	261,459	10.00
Tier 1 leverage capital	333,949	10.69	125,003	4.00	156,254	5.00

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

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At March 31, 2023, certificates of deposit maturing within the next 12 months totaled $305.1 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of securities available for sale, the Company has significant borrowing capacity available to fund liquidity needs. In recent years, the Company has utilized borrowings as a cost efficient addition to deposits as a source of funds. Borrowings consist of advances from the FHLB of Dallas, of which the Company is a member. Under terms of the collateral agreement with the FHLB, the Company pledges residential mortgage loans and investment securities as well as the Company’s stock in the FHLB as collateral for such advances. For the three months ended March 31, 2023, the average balance of outstanding FHLB advances was $215.5 million. At March 31, 2023, the Company had $276.7 million in total outstanding FHLB advances.

The following table summarizes the Company's primary and secondary sources of liquidity which were available at March 31, 2023.

(dollars in thousands)	March 31, 2023
Cash and cash equivalents	$107,171
Unpledged investment securities, amortized cost(1)	352,077
FHLB advance availability(1)	913,921
Amounts available from unsecured lines of credit	55,000
Federal Reserve discount window availability(1)	500
Total primary and secondary sources of available liquidity	$1,428,669

(1) Approximately $148.2 million of securities were moved in April 2023 from Federal Home Loan Bank to the Federal Reserve for future discount window availability at the Federal Reserve.

Asset/Liability Management
The objective of asset/liability management is to implement strategies for the funding and deployment of the Company’s financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk. Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of March 31, 2023.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	3.3%
+200	2.3%
+100	1.2%
-100	(1.9)%

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

During the second quarter of 2020, the Company entered into certain interest rate swap agreements as part of its interest rate risk management strategy. The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements. During 2023 and 2022, such derivatives were used to hedge the variable cost associated with existing variable rate liabilities. Refer to Note 6 of the Consolidated Financial Statements for more information on the effects of the derivative financial instruments on the consolidated financial statements.

To meet the financing needs of its customers, the Company issues financial instruments which represent conditional obligations that are not recognized, wholly or in part, in the statements of financial condition. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments expose the Company to varying degrees of credit and interest rate risk in much the same way as funded loans. The same credit policies are used in these commitments as for on-balance sheet instruments. At March 31, 2023 and December 31, 2022, the Company's allowance for credit losses on unfunded commitments totaled $2.3 million and $2.1 million, respectively.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of the periods indicated.

	Contract Amount
(dollars in thousands)	March 31, 2023	December 31, 2022
Standby letters of credit	$6,721	$6,969
Available portion of lines of credit	351,751	367,167
Undisbursed portion of loans in process	185,784	194,182
Commitments to originate loans	191,414	164,682

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
RESULTS OF OPERATIONS
Net income for the first quarter of 2023 was $11.3 million, up $6.9 million compared to the first quarter of 2022. Diluted EPS for the first quarter of 2023 was $1.39, up $0.86 compared to the first quarter of 2022. The increase in net income for the first quarter of 2023 compared to the same period in 2022 was primarily due to an increase in net interest income along with a significant decrease in the provision for loan losses. The first quarter of 2022 includes merger expenses totaling $284,000, net of taxes, related to the acquisition of Friendswood.

During the three months ended March 31, 2023, the Company provisioned $814,000 to the allowance for loan losses primarily due to loan growth. During the three months ended March 31, 2022, the Company provisioned $3.2 million to the allowance for loan losses primarily due to the acquisition of Friendswood's loan portfolio. The Company recognized $10,000 of deferred PPP lender fees during the three months ended March 31, 2023, compared to $721,000 during the comparable period in 2022.

Net Interest Income
Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 3.72% and 3.30% for the quarters ended March 31, 2023 and 2022, respectively.

Net interest income totaled $31.6 million for the first quarter of 2023, up $8.1 million, or 34.4%, compared to the first quarter of 2022.

Loan income from deferred PPP lender fees totaled $10,000 for the first quarter of 2023, down $711,000, or 98.6%, compared to the first quarter of 2022. Unrecognized PPP lender fees totaled $84,000 at March 31, 2023.

The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.18% and 3.39% for the quarters ended March 31, 2023 and 2022, respectively. For the same periods, the average loan yield was 5.67% and 4.88%, respectively.

Average PPP loans were $6.4 million and $31.3 million for the first quarters of 2023 and 2022, respectively.

Acquired loan discount accretion included in interest income totaled $668,000 and $457,000 for the quarters ended March 31, 2023 and 2022, respectively.

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

	Three Months Ended March 31,
	2023			2022
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$2,437,770	$34,498	5.67%	$1,862,616	$22,671	4.88%
Investment securities
Taxable	507,952	2,998	2.36	341,792	1,542	1.80
Tax-exempt (TE)	27,243	144	2.67	17,944	76	2.13
Total investment securities	535,195	3,142	2.38	359,736	1,618	1.82
Other interest-earning assets	53,456	475	3.60	561,262	277	0.20
Total interest-earning assets (TE)	3,026,421	$38,115	5.05	2,783,614	$24,566	3.54
Noninterest-earning assets	193,435			193,945
Total assets	$3,219,856			$2,977,559
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,349,185	$2,048	0.62%	$1,461,966	$530	0.15%
Certificates of deposit	349,683	1,192	1.38	317,866	363	0.46
Total interest-bearing deposits	1,698,868	3,240	0.77	1,779,832	893	0.20
Other borrowings	5,539	53	3.89	5,539	53	3.89
Subordinated debt	54,041	851	6.30	—	—	—
Short-term FHLB advances	191,734	2,259	4.71	—	—	—
Long term FHLB advances	23,744	117	1.97	25,795	109	1.70
Total interest-bearing liabilities	1,973,926	$6,520	1.33	1,811,166	$1,055	0.24
Noninterest-bearing liabilities	906,619			815,056
Total liabilities	2,880,545			2,626,222
Shareholders’ equity	339,311			351,337
Total liabilities and shareholders' equity	$3,219,856			$2,977,559
Net interest-earning assets	$1,052,495			$972,448
Net interest spread (TE)		$31,595	3.72%		$23,511	3.30%
Net interest margin (TE)			4.18%			3.39%
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

	Three Months Ended March 31,
	2023 Compared to 2022
	Change Attributable To
(dollars in thousands)	Rate	Volume	Increase/ (Decrease)
Interest income:
Loans receivable	$4,151	$7,676	$11,827
Investment securities	612	912	1,524
Other interest-earning assets	2,578	(2,380)	198
Total interest income	7,341	6,208	13,549
Interest expense:
Savings, checking and money market accounts	1,606	(88)	1,518
Certificates of deposit	757	72	829
Other borrowings	—	—	—
Subordinated debt	—	851	851
FHLB advances	1,147	1,120	2,267
Total interest expense	3,510	1,955	5,465
Increase in net interest income	$3,831	$4,253	$8,084

Noninterest Income
Noninterest income for the first quarter of 2023 totaled $3.3 million, down $75,000, or 2.2%, from $3.4 million earned for the same period in 2022.

Gains on the sale of loans for the first quarter of 2023 were down $242,000, or 80.9%, from the comparable period in 2022.

The net loss on the sale of assets totaled $17,000 for the three months ended March 31, 2023, compared to the net gain on the sale of assets in the amount of $5,000 for three months ended March 31, 2022.

The Company recorded a net loss of $249,000 related to the sale of investment securities during the first quarter of 2023. There were no gross gains or gross losses related to the sale of investment securities for the three months ended March 31, 2022.

Income from bank card fees for the three months ended March 31, 2023 was up $333,000, or 22.9% from the comparable period in 2022 primarily due to increased transaction activity by our cardholders.

Noninterest Expense
Noninterest expense for the first quarter of 2023 totaled $19.9 million, up $1.7 million, or 9.3%, from the first quarter of 2022. Noninterest expense for the first quarter of 2022 includes merger-related expenses totaling $328,000 (pre-tax).

Compensation and benefits expense for the three months ended March 31, 2023 was up $2.3 million, or 22.4%, from the comparable period in 2022 primarily due to the growth of the Company's employee base as a result of the Friendswood acquisition.

Occupancy expense for the three months ended March 31, 2023 was up $547,000, or 30.3%, from the comparable period in 2022 primarily as a result of the expansion of the Company's branch office network due to the Friendswood acquisition.

Foreclosed assets expense for the three ended March 31, 2023 was down $1.1 million, or 283.8%, from the comparable period in 2022 primarily due to a recovery of a previous loss and less foreclosed assets expenses.

Income Taxes
Income tax expense for the three months ended March 31, 2023 totaled $2.8 million compared to $1.0 million for the three months ended March 31, 2022. The increase in income tax expense over the comparable periods was primarily due to increased taxable earnings. The Company's effective tax rates for the first quarters of 2023 and 2022 were 20.0% and 19.1%, respectively.
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

We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. Our accounting policies are discussed in detail in Note 1 - Basis of Presentation in the accompanying notes to the consolidated financial statements included elsewhere in this report and in our 2022 Annual Report on Form 10-K. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, management believes the policy noted below meets the SEC’s definition of a critical accounting policy.
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
Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at March 31, 2023 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Not applicable.

Item 1A.	Risk Factors.
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission.
.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds.
The Company’s purchases of its common stock made during the quarter ended March 31, 2023 consisted of stock repurchases under the Company’s approved plans and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
January 1 – January 31, 2023	—	$—	—	195,718
February 1 – February 28, 2023	—	—	—	195,718
March 1 – March 31, 2023	10,199	32.81	10,199	185,519
Total	10,199	$32.81	10,199	185,519
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

HOME BANCORP, INC.

May 5, 2023	By:	/s/ John W. Bordelon
John W. Bordelon
Chairman of the Board, President and Chief Executive Officer

May 5, 2023	By:	/s/ David T. Kirkley
David T. Kirkley
Senior Executive Vice President and Chief Financial Officer

May 5, 2023	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank, N. A. Senior Vice President and Director of Financial Management