Form 10-Q
period 2023-06-30
HOME BANCORP, INC.
filed 2023-08-04
CIK 1436425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At August 2, 2023, the registrant had 8,195,561 shares of common stock, $0.01 par value, outstanding.

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

ACL	–	Allowance for credit losses
ALL	–	Allowance for loan losses
AOCI	–	Accumulated other comprehensive income
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
Bank	–	Home Bank, N. A., a wholly-owned subsidiary of the Company
BOLI	–	Bank-owned life insurance
bps	–	basis points, 100 basis points being equal to 1.0%
C&D	–	Construction and land
C&I	–	Commercial and industrial
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act
CECL	–	Current expected credit losses
Company	–	Home Bancorp, Inc., a Louisiana corporation and the holding company for Home Bank, N. A.
COVID-19	–	The novel coronavirus
CRE	–	Commercial real estate
EPS	–	Earnings per common share
FASB	–	Financial Accounting Standards Board
FHLB	–	Federal Home Loan Bank
GAAP	–	Generally Accepted Accounting Principles
LTV	–	Loan-to-value
NPA(s)	–	Nonperforming asset(s)
OCI	–	Other comprehensive income
ORE	–	Other real estate
PCD	–	Purchased credit deteriorated
PPP	–	Paycheck Protection Program
SBA	–	U.S. Small Business Association
SEC	–	U.S. Securities and Exchange Commission
TDR	–	Troubled debt restructuring
TE	–	Taxable equivalent
U.S.	–	United States

ii

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)	(Audited)
(dollars in thousands)	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$96,873	$87,401
Interest-bearing deposits in banks	99	349
Investment securities available for sale, at fair value	449,396	486,518
Investment securities held to maturity (fair values of $1,065 and $1,072, respectively)	1,066	1,075
Mortgage loans held for sale	538	98
Loans, net of unearned income	2,510,759	2,430,750
Allowance for loan losses	(30,639)	(29,299)
Total loans, net of unearned income and allowance for loan losses	2,480,120	2,401,451
Office properties and equipment, net	42,904	43,560
Cash surrender value of bank-owned life insurance	46,789	46,276
Goodwill and core deposit intangibles	87,138	87,973
Accrued interest receivable and other assets	85,230	73,579
Total Assets	$3,290,153	$3,228,280
Liabilities
Deposits:
Noninterest-bearing	$816,555	$904,301
Interest-bearing	1,735,163	1,728,880
Total Deposits	2,551,718	2,633,181
Other borrowings	5,539	5,539
Subordinated debt, net of issuance cost	54,133	54,013
Short-term Federal Home Loan Bank advances	262,350	155,000
Long-term Federal Home Loan Bank advances	42,947	21,213
Accrued interest payable and other liabilities	27,349	29,380
Total Liabilities	2,944,036	2,898,326
Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,197,859 and 8,286,084 shares issued and outstanding, respectively	82	83
Additional paid-in capital	164,945	164,942
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(1,875)	(2,053)
Recognition and Retention Plan (RRP)	(3)	(7)
Retained earnings	220,801	206,296
Accumulated other comprehensive loss	(37,833)	(39,307)
Total Shareholders’ Equity	346,117	329,954
Total Liabilities and Shareholders’ Equity	$3,290,153	$3,228,280
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2023	2022	2023	2022
Interest Income
Loans, including fees	$36,530	$27,304	$71,028	$49,975
Investment securities:
Taxable interest	2,911	2,222	5,909	3,764
Tax-exempt interest	75	116	219	192
Other investments and deposits	555	863	1,030	1,140
Total interest income	40,071	30,505	78,186	55,071
Interest Expense
Deposits	5,547	1,103	8,787	1,996
Other borrowings	55	54	108	107
Subordinated debt expense	850	—	1,701	—
Short-term Federal Home Loan Bank advances	2,973	—	5,232	—
Long-term Federal Home Loan Bank advances	340	107	457	216
Total interest expense	9,765	1,264	16,285	2,319
Net interest income	30,306	29,241	61,901	52,752
Provision for loan losses	511	591	1,325	3,806
Net interest income after provision for loan losses	29,795	28,650	60,576	48,946
Noninterest Income
Service fees and charges	1,230	1,257	2,480	2,422
Bank card fees	1,715	1,636	3,502	3,090
Gain on sale of loans, net	26	264	83	563
Income from bank-owned life insurance	260	213	513	427
Loss on sale of securities, net	—	—	(249)	—
Loss on sale of assets, net	(3)	(6)	(20)	(1)
Other income	220	322	450	571
Total noninterest income	3,448	3,686	6,759	7,072
Noninterest Expense
Compensation and benefits	12,601	12,583	25,040	22,742
Occupancy	2,447	2,354	4,797	4,157
Marketing and advertising	442	648	749	1,055
Data processing and communication	2,132	2,533	4,453	4,728
Professional services	459	475	823	1,017
Forms, printing and supplies	204	253	391	399
Franchise and shares tax	541	391	1,082	782
Regulatory fees	401	698	940	1,144
Foreclosed assets and ORE, net	50	(10)	(689)	392
Amortization of acquisition intangible	389	454	835	706
Provision for credit losses on unfunded commitments	151	—	361	302
Other expenses	1,142	1,386	2,117	2,581
Total noninterest expense	20,959	21,765	40,899	40,005
Income before income tax expense	12,284	10,571	26,436	16,013
Income tax expense	2,503	2,110	5,335	3,151
Net Income	$9,781	$8,461	$21,101	$12,862
Earnings per share:
Basic	$1.22	$1.04	$2.62	$1.57
Diluted	$1.21	$1.03	$2.60	$1.56
Cash dividends declared per common share	$0.25	$0.23	$0.50	$0.46
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Net Income	$9,781	$8,461	$21,101	$12,862
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available for sale investment securities	(6,146)	(13,978)	1,324	(33,831)
Unrealized gains on cash flow hedges	1,009	629	293	2,496
Reclassification adjustment for losses included in net income	—	—	249	—
Tax effect	1,078	2,803	(392)	6,580
Other comprehensive income (loss), net of taxes	(4,059)	(10,546)	1,474	(24,755)
Comprehensive Income (Loss)	$5,722	$(2,085)	$22,575	$(11,893)
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, March 31, 2022	$85	$164,830	$(2,321)	$(11)	$188,386	$(13,465)	$337,504
Net income					8,461		8,461
Other comprehensive loss						(10,546)	(10,546)
Purchase of Company’s common stock at cost, 125,499 shares	(1)	(1,254)			(3,776)		(5,031)
Cash dividends declared, $0.23 per share					(1,919)		(1,919)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 10,580 shares	—	47			(38)		9
Exercise of stock options	—	101					101
RRP shares released for allocation		(2)		2			—
ESOP shares released for allocation		287	90				377
Share-based compensation cost		168					168
Balance, June 30, 2022	$84	$164,177	$(2,231)	$(9)	$191,114	$(24,011)	$329,124
Balance, March 31, 2023	$83	$165,470	$(1,964)	$(5)	$215,290	$(33,774)	$345,100
Net income					9,781		9,781
Other comprehensive loss						(4,059)	(4,059)
Purchase of Company’s common stock at cost, 99,734 shares	(1)	(996)			(2,152)		(3,149)
Cash dividends declared, $0.25 per share					(2,064)		(2,064)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 13,429 shares	—	(7)			(54)		(61)
RRP shares released for allocation		(2)		2			—
ESOP shares released for allocation		250	89				339
Share-based compensation cost		230					230
Balance, June 30, 2023	$82	$164,945	$(1,875)	$(3)	$220,801	$(37,833)	$346,117
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - CONTINUED
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021	$85	$164,982	$(2,410)	$(13)	$188,515	$744	$351,903
Net income					12,862		12,862
Other comprehensive loss						(24,755)	(24,755)
Purchase of Company’s common stock at cost, 210,014 shares	(1)	(2,098)			(6,323)		(8,422)
Cash dividends declared, $0.46 per share					(3,880)		(3,880)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 19,577 shares	—	207			(60)		147
Exercise of stock options	—	129					129
RRP shares released for allocation		(4)		4			—
ESOP shares released for allocation		624	179				803
Share-based compensation cost		337					337
Balance, June 30, 2022	$84	$164,177	$(2,231)	$(9)	$191,114	$(24,011)	$329,124
Balance, December 31, 2022	$83	$164,942	$(2,053)	$(7)	$206,296	$(39,307)	$329,954
Net income					21,101		21,101
Other comprehensive income						1,474	1,474
Purchase of Company’s common stock at cost, 109,933 shares	(1)	(1,098)			(2,385)		(3,484)
Cash dividends declared, $0.50 per share					(4,136)		(4,136)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 17,458 shares		26			(75)		(49)
Exercise of stock options	—	85					85
RRP shares released for allocation		(4)		4			—
ESOP shares released for allocation		558	178				736
Share-based compensation cost		436					436
Balance, June 30, 2023	$82	$164,945	$(1,875)	$(3)	$220,801	$(37,833)	$346,117

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$21,101	$12,862
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,325	3,806
Depreciation	1,776	1,636
Amortization and accretion of purchase accounting valuations and intangibles	1,891	1,868
Federal Home Loan Bank stock dividends	(193)	(8)
Net amortization of discount on investments	226	675
Amortization of subordinated debt issuance cost	120	—
Loss on sale of securities, net	249	—
Gain on loans sold, net	(83)	(563)
Proceeds, including principal payments, from loans held for sale	7,174	57,234
Originations of loans held for sale	(7,531)	(57,011)
Loss on sale of assets, net	20	1
Non-cash compensation	1,172	1,140
Deferred income tax (benefit) expense	22	(254)
Increase in accrued interest receivable and other assets	(6,947)	(7,696)
Increase in cash surrender value of bank-owned life insurance	(513)	(427)
(Decrease) increase in accrued interest payable and other liabilities	(1,731)	6,413
Net cash provided by operating activities	18,078	19,676
Cash flows from investing activities:
Purchases of securities available for sale	—	(185,350)
Proceeds from maturities, prepayments and calls on securities available for sale	24,467	31,896
Proceeds from sales of securities available for sale	13,762	—
Increase in loans, net	(81,445)	(71,129)
Decrease in interest-bearing deposits in banks	250	—
Proceeds from sale of foreclosed assets	426	2,545
Purchases of office properties and equipment	(1,143)	(1,277)
Net cash disbursed in sale of banking center	—	(11,182)
Net cash disbursed in business combination	—	(16,123)
Proceeds from sale of office properties and equipment	4	35
Purchase of Federal Home Loan Bank stock	(5,215)	—
Net cash used in investing activities	(48,894)	(250,585)
Cash flows from financing activities:
(Decrease) increase in deposits, net	(81,210)	31,393
Borrowings on Federal Home Loan Bank advances	12,721,975	—
Repayments of Federal Home Loan Bank advances	(12,592,893)	(750)
Proceeds from issuance of subordinated debt, net of issuance cost	—	55,000
Proceeds from exercise of stock options	85	129
Issuance of stock under incentive plans, net	(49)	147
Dividends paid to shareholders	(4,136)	(3,880)
Purchase of Company’s common stock	(3,484)	(8,422)
Net cash provided by financing activities	40,288	73,617
Net change in cash and cash equivalents	9,472	(157,292)
Cash and cash equivalents, beginning	87,401	601,443
Cash and cash equivalents, ending	$96,873	$444,151
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. Certain reclassifications have been made to prior period balances to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022.

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

ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in Accounting Standards Codification (“ASC”) Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 is effective for fiscal years and interim periods after December, 15, 2022. The Company adopted ASU 2022-02 on a prospective basis on January 1, 2023. The adoption of ASU 2022-02 did not have a significant impact on our Consolidated Financial Statements.

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
3. Investment Securities
The following tables summarize the Company’s available for sale and held to maturity investment securities at June 30, 2023 and December 31, 2022.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023
Available for sale:
U.S. agency mortgage-backed	$332,737	$49	$37,245	$295,541
Collateralized mortgage obligations	86,478	1	5,152	81,327
Municipal bonds	56,316	1	8,462	47,855
U.S. government agency	20,080	—	1,492	18,588
Corporate bonds	6,981	—	896	6,085
Total available for sale	$502,592	$51	$53,247	$449,396
Held to maturity:
Municipal bonds	$1,066	$—	$1	$1,065
Total held to maturity	$1,066	$—	$1	$1,065

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Available for sale:
U.S. agency mortgage-backed	$355,014	$63	$38,245	$316,832
Collateralized mortgage obligations	91,217	1	4,873	86,345
Municipal bonds	67,476	50	9,901	57,625
U.S. government agency	20,600	—	1,267	19,333
Corporate bonds	6,980	—	597	6,383
Total available for sale	$541,287	$114	$54,883	$486,518
Held to maturity:
Municipal bonds	$1,075	$—	$3	$1,072
Total held to maturity	$1,075	$—	$3	$1,072

The estimated fair value and amortized cost by contractual maturity of the Company’s investment securities as of June 30, 2023 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities. The Company’s investment securities portfolio had an effective duration of 4.5 years at June 30, 2023 and December 31, 2022.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Available for sale:
U.S. agency mortgage-backed	$2,929	$61,633	$98,003	$132,976	$295,541
Collateralized mortgage obligations	—	57,318	4,757	19,252	81,327
Municipal bonds	2,197	1,724	20,419	23,515	47,855
U.S. government agency	—	5,779	12,490	319	18,588
Corporate bonds	—	—	6,085	—	6,085
Total available for sale	$5,126	$126,454	$141,754	$176,062	$449,396
Held to maturity:
Municipal bonds	$—	$1,065	$—	$—	$1,065
Total held to maturity	$—	$1,065	$—	$—	$1,065

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Available for sale:
U.S. agency mortgage-backed	$2,975	$67,461	$108,239	$154,062	$332,737
Collateralized mortgage obligations	—	60,380	5,439	20,659	86,478
Municipal bonds	2,210	1,894	23,642	28,570	56,316
U.S. government agency	—	5,902	13,857	321	20,080
Corporate bonds	—	—	6,981	—	6,981
Total available for sale	$5,185	$135,637	$158,158	$203,612	$502,592
Held to maturity:
Municipal bonds	$—	$1,066	$—	$—	$1,066
Total held to maturity	$—	$1,066	$—	$—	$1,066

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

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
June 30, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$56,110	$2,892	$236,866	$34,353	$292,976	$37,245
Collateralized mortgage obligations	46,170	2,348	35,148	2,804	81,318	5,152
Municipal bonds	3,827	181	43,027	8,281	46,854	8,462
U.S. government agency	9,305	286	9,283	1,206	18,588	1,492
Corporate bonds	441	54	5,644	842	6,085	896
Total available for sale	$115,853	$5,761	$329,968	$47,486	$445,821	$53,247
Held to maturity:
Municipal bonds	$1,065	$1	$—	$—	$1,065	$1
Total held to maturity	$1,065	$1	$—	$—	$1,065	$1

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$184,896	$14,828	$129,248	$23,417	$314,144	$38,245
Collateralized mortgage obligations	85,715	4,860	620	13	86,335	4,873
Municipal bonds	28,710	3,245	24,100	6,656	52,810	9,901
U.S. government agency	18,718	1,259	615	8	19,333	1,267
Corporate bonds	3,233	247	3,150	350	6,383	597
Total available for sale	$321,272	$24,439	$157,733	$30,444	$479,005	$54,883
Held to maturity:
Municipal bonds	$1,072	$3	$—	$—	$1,072	$3
Total held to maturity	$1,072	$3	$—	$—	$1,072	$3

At June 30, 2023, 308 of the Company’s debt securities had unrealized losses totaling 10.6% of the individual securities’ amortized cost basis and 10.6% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 234 of the 308 securities had been in a continuous loss position for over 12 months. Management has determined that the declines in the fair value of these securities were not attributable to credit losses. As a result, no ACL was recorded for available for sale investment securities at June 30, 2023.

At June 30, 2023, it was determined that no ACL was required for the Company's held-to-maturity investment securities. The Company monitors credit quality of debt securities held-to-maturity through the use of credit ratings. The following tables present the amortized cost of the Company's held-to-maturity securities by credit quality rating at June 30, 2023 and December 31, 2022.

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
June 30, 2023
Held to maturity:
Municipal bonds	$1,066	$—	$1,066

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
December 31, 2022
Held to maturity:
Municipal bonds	$1,075	$—	$1,075

For the three and six months ended June 30, 2023, the Company recorded gross gains of $0 and $98,000, respectively, and gross losses of $0 and $347,000, respectively, related to the sale of investment securities. There were no gross gains or gross losses related to the sale of investment securities for the three and six months ended June 30, 2022.

Accrued interest receivable on the Company's investment securities was $1,589,000 and $1,798,000 at June 30, 2023 and December 31, 2022, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

At June 30, 2023 and December 31, 2022, the Company had $134,894,000 and $170,036,000, respectively, of securities pledged to secure public deposits.
4. Earnings Per Share
Earnings per common share was computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net income available to common shareholders	$9,781	$8,461	$21,101	$12,862
Denominator:
Weighted average common shares outstanding	8,042	8,129	8,065	8,199
Effect of dilutive securities:
Restricted stock	16	14	19	15
Stock options	21	43	24	46
Weighted average common shares outstanding – assuming dilution	8,079	8,186	8,108	8,260
Basic earnings per common share	$1.22	$1.04	$2.62	$1.57
Diluted earnings per common share	$1.21	$1.03	$2.60	$1.56

Options for 111,999 and 65,299 shares of common stock were not included in the computation of diluted EPS for the three months ended June 30, 2023 and 2022, respectively, because the effect of those shares was anti-dilutive. For the six months ended June 30, 2023 and 2022, options on 87,912 and 62,330, respectively, shares of common stock were not included in the computation of diluted EPS because the effect of those shares was anti-dilutive.

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

The Company’s loans, net of unearned income, consisted of the following as of the dates indicated.

(dollars in thousands)	June 30, 2023	December 31, 2022
Real estate loans:
One- to four-family first mortgage	$419,091	$389,616
Home equity loans and lines	66,932	61,863
Commercial real estate	1,176,976	1,152,537
Construction and land	327,488	313,175
Multi-family residential	103,951	100,588
Total real estate loans	2,094,438	2,017,779
Other loans:
Commercial and industrial	382,292	377,894
Consumer	34,029	35,077
Total other loans	416,321	412,971
Total loans	$2,510,759	$2,430,750

The net discount on the Company’s acquired loans was $5,551,000 and $6,866,000 at June 30, 2023 and December 31, 2022, respectively. In addition, loan balances as of June 30, 2023 and December 31, 2022 are reported net of unearned income of $4,990,000 and $4,580,000, respectively.

Accrued interest receivable on the Company's loans was $9,975,000 and $9,520,000 at June 30, 2023 and December 31, 2022, respectively, and is excluded from the estimate of the ACL. Those amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

Allowance for Credit Losses
The ACL, which includes the ALL and the ACL on unfunded lending commitments, and recorded investment in loans as of the dates indicated are as follows.

	June 30, 2023
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$3,200	$—	$3,200
Home equity loans and lines	707	—	707
Commercial real estate	14,299	499	14,798
Construction and land	4,822	—	4,822
Multi-family residential	512	—	512
Commercial and industrial	5,734	121	5,855
Consumer	745	—	745
Total allowance for loan losses	$30,019	$620	$30,639

Unfunded lending commitments(1)	$2,454	$—	$2,454
Total allowance for credit losses	$32,473	$620	$33,093

	June 30, 2023
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$419,091	$—	$419,091
Home equity loans and lines	66,932	—	66,932
Commercial real estate	1,172,232	4,744	1,176,976
Construction and land	327,488	—	327,488
Multi-family residential	103,951	—	103,951
Commercial and industrial	382,141	151	382,292
Consumer	34,029	—	34,029
Total loans	$2,505,864	$4,895	$2,510,759

	December 31, 2022
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$2,883	$—	$2,883
Home equity loans and lines	624	—	624
Commercial real estate	13,264	550	13,814
Construction and land	4,680	—	4,680
Multi-family residential	572	—	572
Commercial and industrial	5,853	171	6,024
Consumer	702	—	702
Total allowance for loan losses	$28,578	$721	$29,299

Unfunded lending commitments(1)	$2,093	$—	$2,093
Total allowance for credit losses	$30,671	$721	$31,392

	December 31, 2022
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$389,616	$—	$389,616
Home equity loans and lines	61,863	—	61,863
Commercial real estate	1,147,794	4,743	1,152,537
Construction and land	313,175	—	313,175
Multi-family residential	100,588	—	100,588
Commercial and industrial	377,690	204	377,894
Consumer	34,991	86	35,077
Total loans	$2,425,717	$5,033	$2,430,750
(1)The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.
(2)One PCD loan was individually evaluated at June 30, 2023 and December 31, 2022, respectively.

A summary of activity in the ACL for the six months ended June 30, 2023 and June 30, 2022 follows.

	Six Months Ended June 30, 2023
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$2,883	$—	$9	$308	$3,200
Home equity loans and lines	624	—	3	80	707
Commercial real estate	13,814	—	—	984	14,798
Construction and land	4,680	—	—	142	4,822
Multi-family residential	572	—	—	(60)	512
Commercial and industrial	6,024	(85)	122	(206)	5,855
Consumer	702	(52)	18	77	745
Total allowance for loan losses	$29,299	$(137)	$152	$1,325	$30,639

Unfunded lending commitments	$2,093	$—	$—	$361	$2,454
Total allowance for credit losses	$31,392	$(137)	$152	$1,686	$33,093

	Six Months Ended June 30, 2022
(dollars in thousands)	Beginning Balance	Allowance for Acquired PCD Loans (1)	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$1,944	$—	$—	$4	$210	$2,158
Home equity loans and lines	508	—	—	4	(21)	491
Commercial real estate	10,454	1,220	(270)	—	1,857	13,261
Construction and land	3,572	—	—	—	1,117	4,689
Multi-family residential	457	—	—	—	69	526
Commercial and industrial	3,520	195	(373)	452	451	4,245
Consumer	634	—	(201)	94	123	650
Total allowance for loan losses	$21,089	$1,415	$(844)	$554	$3,806	$26,020

Unfunded lending commitments	$1,815	$—	$—	$—	$302	$2,117
Total allowance for credit losses	$22,904	$1,415	$(844)	$554	$4,108	$28,137
(1)Allowance recorded for PCD loans in the Company's acquisition of Friendswood Capital Corporation at the acquisition date of March 26, 2022.

Credit Quality
The following tables present the Company’s loan portfolio by credit quality classification and origination year as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Term Loans by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$54,433	$106,942	$79,382	$35,853	$31,015	$103,582	$3,674	$281	$415,162
Special Mention	150	499	188	—	—	35	—	—	872
Substandard	—	169	54	357	106	2,371	—	—	3,057
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$54,583	$107,610	$79,624	$36,210	$31,121	$105,988	$3,674	$281	$419,091
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity loans and lines:
Pass	$1,267	$1,926	$1,222	$748	$1,066	$3,565	$56,305	$710	$66,809
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	30	50	43	123
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,267	$1,926	$1,222	$748	$1,066	$3,595	$56,355	$753	$66,932
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$89,109	$297,168	$260,312	$197,358	$144,119	$130,210	$41,229	$900	$1,160,405
Special Mention	—	—	—	335	—	—	—	—	335
Substandard	—	17	1,620	2,676	5,506	6,417	—	—	16,236
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$89,109	$297,185	$261,932	$200,369	$149,625	$136,627	$41,229	$900	$1,176,976
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land:
Pass	$56,104	$171,690	$63,595	$9,192	$7,903	$4,643	$6,611	$—	$319,738
Special Mention	488	174	4,597	151	—	—	—	—	5,410
Substandard	—	1,752	528	—	—	60	—	—	2,340
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$56,592	$173,616	$68,720	$9,343	$7,903	$4,703	$6,611	$—	$327,488
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	June 30, 2023
	Term Loans by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Multi-family residential:
Pass	$7,859	$37,473	$11,457	$25,143	$12,807	$4,458	$1,324	$—	$100,521
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,430	—	—	3,430
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$7,859	$37,473	$11,457	$25,143	$12,807	$7,888	$1,324	$—	$103,951
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Pass	$32,691	$95,218	$36,076	$12,363	$6,831	$10,064	$183,048	$1,238	$377,529
Special Mention	—	1,418	—	338	—	222	916	—	2,894
Substandard	1,569	—	32	11	—	2	255	—	1,869
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$34,260	$96,636	$36,108	$12,712	$6,831	$10,288	$184,219	$1,238	$382,292
Current period gross charge-offs	$—	$—	$—	$29	$7	$—	$49	$—	$85
Consumer:
Pass	$3,100	$8,087	$1,521	$1,148	$436	$11,705	$7,807	$28	$33,832
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	3	10	—	—	184	—	—	197
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$3,100	$8,090	$1,531	$1,148	$436	$11,889	$7,807	$28	$34,029
Current period gross charge-offs	$—	$12	$1	$—	$2	$4	$33	$—	$52
Total loans:
Pass	$244,563	$718,504	$453,565	$281,805	$204,177	$268,227	$299,998	$3,157	$2,473,996
Special Mention	638	2,091	4,785	824	—	257	916	—	9,511
Substandard	1,569	1,941	2,244	3,044	5,612	12,494	305	43	27,252
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$246,770	$722,536	$460,594	$285,673	$209,789	$280,978	$301,219	$3,200	$2,510,759
Current period gross charge-offs	$—	$12	$1	$29	$9	4	82	—	$137

	December 31, 2022
	Term Loans by Origination Year
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$107,546	$78,744	$37,876	$34,114	$26,455	$94,729	$5,387	$348	$385,199
Special Mention	150	189	—	—	—	355	—	500	1,194
Substandard	272	56	368	145	372	2,010	—	—	3,223
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$107,968	$78,989	$38,244	$34,259	$26,827	$97,094	$5,387	$848	$389,616
Home equity loans and lines:
Pass	$1,898	$1,453	$783	$1,142	$604	$3,453	$51,502	$995	$61,830
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	33	—	—	33
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,898	$1,453	$783	$1,142	$604	$3,486	$51,502	$995	$61,863
Commercial real estate:
Pass	$292,894	$279,397	$210,983	$159,169	$64,554	$95,083	$35,918	$586	$1,138,584
Special Mention	—	179	345	—	—	—	—	—	524
Substandard	97	—	167	5,579	294	7,292	—	—	13,429
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$292,991	$279,576	$211,495	$164,748	$64,848	$102,375	$35,918	$586	$1,152,537
Construction and land:
Pass	$170,744	$101,321	$19,620	$8,912	$2,534	$2,716	$4,434	$1,727	$312,008
Special Mention	—	520	—	—	—	—	—	—	520
Substandard	417	—	152	—	—	78	—	—	647
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$171,161	$101,841	$19,772	$8,912	$2,534	$2,794	$4,434	$1,727	$313,175

	December 31, 2022
	Term Loans by Origination Year
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Multi-family residential:
Pass	$33,822	$15,775	$25,661	$13,070	$2,241	$2,491	$1,302	$2,840	$97,202
Special Mention	—	—	—	—	3,312	—	—	—	3,312
Substandard	—	—	—	—	74	—	—	—	74
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$33,822	$15,775	$25,661	$13,070	$5,627	$2,491	$1,302	$2,840	$100,588
Commercial and industrial:
Pass	$108,464	$50,850	$16,043	$8,599	$11,203	$2,759	$174,145	$712	$372,775
Special Mention	338	—	—	—	7	—	1,188	—	1,533
Substandard	590	—	2,317	8	—	293	328	50	3,586
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$109,392	$50,850	$18,360	$8,607	$11,210	$3,052	$175,661	$762	$377,894
Consumer:
Pass	$10,012	$2,048	$1,577	$536	$136	$12,785	$7,420	$29	$34,543
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	9	298	—	—	—	227	—	—	534
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$10,021	$2,346	$1,577	$536	$136	$13,012	$7,420	$29	$35,077
Total loans:
Pass	$725,380	$529,588	$312,543	$225,542	$107,727	$214,016	$280,108	$7,237	$2,402,141
Special Mention	488	888	345	—	3,319	355	1,188	500	7,083
Substandard	1,385	354	3,004	5,732	740	9,933	328	50	21,526
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$727,253	$530,830	$315,892	$231,274	$111,786	$224,304	$281,624	$7,787	$2,430,750

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
Age analysis of past due loans as of the dates indicated are as follows.

	June 30, 2023
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$1,309	$—	$592	$1,901	$334,574	$336,475
Home equity loans and lines	—	54	50	104	58,245	58,349
Commercial real estate	1,995	64	—	2,059	890,309	892,368
Construction and land	—	262	2,018	2,280	301,110	303,390
Multi-family residential	—	—	—	—	99,985	99,985
Total real estate loans	3,304	380	2,660	6,344	1,684,223	1,690,567
Other loans:
Commercial and industrial	266	74	152	492	349,610	350,102
Consumer	264	83	77	424	30,793	31,217
Total other loans	530	157	229	916	380,403	381,319
Total originated loans	$3,834	$537	$2,889	$7,260	$2,064,626	$2,071,886
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$685	$245	$709	$1,639	$80,977	$82,616
Home equity loans and lines	23	102	—	125	8,458	8,583
Commercial real estate	828	33	—	861	283,747	284,608
Construction and land	—	—	28	28	24,070	24,098
Multi-family residential	—	—	—	—	3,966	3,966
Total real estate loans	1,536	380	737	2,653	401,218	403,871
Other loans:
Commercial and industrial	—	—	32	32	32,158	32,190
Consumer	14	23	42	79	2,733	2,812
Total other loans	14	23	74	111	34,891	35,002
Total acquired loans	$1,550	$403	$811	$2,764	$436,109	$438,873
Total loans:
Real estate loans:
One- to four-family first mortgage	$1,994	$245	$1,301	$3,540	$415,551	$419,091
Home equity loans and lines	23	156	50	229	66,703	66,932

	June 30, 2023
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial real estate	2,823	97	—	2,920	1,174,056	1,176,976
Construction and land	—	262	2,046	2,308	325,180	327,488
Multi-family residential	—	—	—	—	103,951	103,951
Total real estate loans	4,840	760	3,397	8,997	2,085,441	2,094,438
Other loans:
Commercial and industrial	266	74	184	524	381,768	382,292
Consumer	278	106	119	503	33,526	34,029
Total other loans	544	180	303	1,027	415,294	416,321
Total loans	$5,384	$940	$3,700	$10,024	$2,500,735	$2,510,759

	December 31, 2022
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$490	$147	$646	$1,283	$298,547	$299,830
Home equity loans and lines	40	—	—	40	52,950	52,990
Commercial real estate	3,210	179	27	3,416	853,096	856,512
Construction and land	345	160	147	652	284,740	285,392
Multi-family residential	—	—	—	—	96,400	96,400
Total real estate loans	4,085	486	820	5,391	1,585,733	1,591,124
Other loans:
Commercial and industrial	152	—	210	362	338,418	338,780
Consumer	264	7	191	462	31,059	31,521
Total other loans	416	7	401	824	369,477	370,301
Total originated loans	$4,501	$493	$1,221	$6,215	$1,955,210	$1,961,425
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,591	$136	$519	$2,246	$87,540	$89,786
Home equity loans and lines	116	—	1	117	8,756	8,873
Commercial real estate	294	—	566	860	295,165	296,025
Construction and land	—	—	132	132	27,651	27,783
Multi-family residential	—	—	—	—	4,188	4,188
Total real estate loans	2,001	136	1,218	3,355	423,300	426,655
Other loans:
Commercial and industrial	—	225	38	263	38,851	39,114
Consumer	41	3	21	65	3,491	3,556
Total other loans	41	228	59	328	42,342	42,670
Total acquired loans	$2,042	$364	$1,277	$3,683	$465,642	$469,325
Total loans:
Real estate loans:
One- to four-family first mortgage	$2,081	$283	$1,165	$3,529	$386,087	$389,616

	December 31, 2022
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Home equity loans and lines	156	—	1	157	61,706	61,863
Commercial real estate	3,504	179	593	4,276	1,148,261	1,152,537
Construction and land	345	160	279	784	312,391	313,175
Multi-family residential	—	—	—	—	100,588	100,588
Total real estate loans	6,086	622	2,038	8,746	2,009,033	2,017,779
Other loans:
Commercial and industrial	152	225	248	625	377,269	377,894
Consumer	305	10	212	527	34,550	35,077
Total other loans	457	235	460	1,152	411,819	412,971
Total loans	$6,543	$857	$2,498	$9,898	$2,420,852	$2,430,750
There were $26,000 and $2,000 of loans greater than 90 days past due and accruing at June 30, 2023 and December 31, 2022, respectively.
The following tables summarize information pertaining to nonaccrual loans as of dates indicated.

	June 30, 2023
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total
Nonaccrual loans(1):
One- to four-family first mortgage	$2,187	$—	$2,187
Home equity loans and lines	124	—	124
Commercial real estate	4,339	2,701	7,040
Construction and land	2,341	—	2,341
Multi-family residential	—	—	—
Commercial and industrial	280	—	280
Consumer	198	—	198
Total	$9,469	$2,701	$12,170

	December 31, 2022
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total
Nonaccrual loans(1):
One- to four-family first mortgage	$2,300	$—	$2,300
Home equity loans and lines	34	—	34
Commercial real estate	4,031	2,914	6,945
Construction and land	315	—	315
Multi-family residential	—	—	—
Commercial and industrial	365	13	378
Consumer	455	86	541
Total	$7,500	$3,013	$10,513
(1)Nonaccrual acquired loans include PCD loans of $1,494,000 and $1,530,000 at June 30, 2023 and December 31, 2022, respectively.

All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. All payments received while on nonaccrual status are applied against the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.
Collateral Dependent Loans
The Company held loans that were individually evaluated for credit losses at June 30, 2023 and December 31, 2022 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:
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
•Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.
The tables below summarize collateral dependent loans and the related ACL at June 30, 2023 and December 31, 2022.

	June 30, 2023
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$—	$—
Home equity loans and lines	—	—
Commercial real estate	4,744	499
Construction and land	—	—
Multi-family residential	—	—
Commercial and industrial	151	121
Consumer	—	—
Total	$4,895	$620

	December 31, 2022
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$—	$—
Home equity loans and lines	—	—
Commercial real estate	4,743	550
Construction and land	—	—
Multi-family residential	—	—
Commercial and industrial	204	171
Consumer	86	—
Total	$5,033	$721

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Occasionally, the Company modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, term extension, an other-than-insignificant payment delay, interest only for a specified period of time, an interest rate reduction, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is charged-off. During the six months ended

June 30, 2023, there were no modifications of loans to borrowers who were experiencing financial difficulty. The Company did not provide any modifications under these circumstances to borrowers. Four loans were modified during the six months ended June 30, 2022 and they did not default within twelve months of modification.

Foreclosed Assets and ORE
Foreclosed assets and ORE include real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets and ORE totaled $201,000 and $461,000 at June 30, 2023 and December 31, 2022, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

The carrying amount of foreclosed residential real estate properties held at June 30, 2023 and December 31, 2022 totaled $201,000 and $231,000, respectively. Loans secured by single family residential real estate that were in the process of foreclosure at June 30, 2023 and December 31, 2022 totaled $351,000 and $179,000, respectively.
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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. During the next twelve months, the Company estimates that an additional $2,319,000 will be reclassified as additional interest income.

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

Fair Values of Derivative Instruments
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Financial Condition as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$60,000	$5,494	$—	$—

Derivatives not designated as hedging instruments:
Risk participation agreements	—	—	11,919	8

Netting adjustments		—		—

Net derivative amounts		$5,494		$8

	December 31, 2022
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$40,000	$5,144	$—	$—

Derivatives not designated as hedging instruments:
Risk participation agreements	—	—	12,036	9

Netting adjustments		—		—

Net derivative amounts		$5,144		$9

(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

At June 30, 2023 and December 31, 2022, accumulated unrealized gains, net of taxes, on derivative instruments totaled $4,192,000 and $3,961,000, respectively.
Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income and the Consolidated Statements of Income
The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income and the Consolidated Statements of Income as of June 30, 2023 and June 30, 2022.

	Three Months Ended June 30, 2023
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$1,557	$1,557	Interest income	$548	$548

	Six Months Ended June 30, 2023

	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$1,262	$1,262	Interest income	$969	$969

	Three Months Ended June 30, 2022
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$678	$678	Interest income	$49	$49

	Six Months Ended June 30, 2022
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$2,533	$2,533	Interest income	$37	$37

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of June 30, 2023 and June 30, 2022.

(dollars in thousands)	Location of Income Recognized on Non-designated Hedges	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Effects of non-designated hedges
Risk participation agreements	Other noninterest income	$3	$1

(dollars in thousands)	Location of Income Recognized on Non-designated Hedges	Three Months Ended June 30, 2022	Six months ended June 30, 2022
Effects of non-designated hedges
Risk participation agreements	Other noninterest income	$60	$67

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

As of June 30, 2023, there were no derivatives with credit-risk-related contingent features in a net liability position. Such derivatives are measured at fair value, which includes accrued interest but excludes any adjustment for nonperformance risk. If the Company had breached any provisions at June 30, 2023, it would not have been required to settle any obligations under the agreements since the termination value was $0.

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

The carrying value of subordinated debt was $54,133,000 and $54,013,000 at June 30, 2023 and December 31, 2022, respectively. The subordinated debt was recorded net of issuance costs which is being amortized using the straight-line method over five years.
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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets, by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of June 30, 2023, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.
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

The following tables present the balances of assets measured for fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

(dollars in thousands)	June 30, 2023	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$295,541	$—	$295,541	$—
Collateralized mortgage obligations	81,327	—	81,327	—
Municipal bonds	47,855	—	47,855	—
U.S. government agency	18,588	—	18,588	—
Corporate bonds	6,085	—	6,085	—
Total	$449,396	$—	$449,396	$—

Derivative assets	$5,494	$—	$5,494	$—
Total	$454,890	$—	$454,890	$—

Liabilities
Derivative liabilities	$8	$—	$8	$—

(dollars in thousands)	December 31, 2022	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$316,832	$—	$316,832	$—
Collateralized mortgage obligations	86,345	—	86,345	—
Municipal bonds	57,625	—	57,625	—
U.S. government agency	19,333	—	19,333	—
Corporate bonds	6,383	—	6,383	—
Total	$486,518	$—	$486,518	$—

Derivative assets	$5,144	$—	$5,144	$—
Total	$491,662	$—	$491,662	$—

Liabilities
Derivative liabilities	$9	$—	$9	$—

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

		Fair Value Measurements Using
(dollars in thousands)	June 30, 2023	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$4,275	$—	$—	$4,275
Foreclosed assets and ORE	201	—	—	201
Total	$4,476	$—	$—	$4,476

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2022	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$4,312	$—	$—	$4,312
Foreclosed assets and ORE	461	—	—	461
Total	$4,773	$—	$—	$4,773

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
June 30, 2023
Loans individually evaluated	$4,275	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 80%	13%
Foreclosed assets and ORE	$201	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	31% - 53%	44%
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
December 31, 2022
Loans individually evaluated	$4,312	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 89%	14%
Foreclosed assets and ORE	$461	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 31%	16%

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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at June 30, 2023
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$96,873	$96,873	$96,873	$—	$—
Interest-bearing deposits in banks	99	99	99	—	—
Investment securities available for sale	449,396	449,396	—	449,396	—
Investment securities held to maturity	1,066	1,065	—	1,065	—
Mortgage loans held for sale	538	538	—	538	—
Loans, net	2,480,120	2,365,584	—	2,361,309	4,275
Cash surrender value of BOLI	46,789	46,789	46,789	—	—
Derivative assets(1)	5,494	5,494	—	5,494	—
Financial Liabilities
Deposits	$2,551,718	$2,542,489	$2,087,222	$455,267	$—
Other borrowings	5,539	5,356	—	5,356	—
Subordinated debt, net of issuance cost	54,133	50,601	—	50,601	—
Short-term FHLB advances	262,350	262,346	262,346	—	—
Long-term FHLB advances	42,947	41,353	—	41,353	—
Derivative liabilities(1)	8	8	—	8	—

		Fair Value Measurements at December 31, 2022
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$87,401	$87,401	$87,401	$—	$—
Interest-bearing deposits in banks	349	349	349	—	—
Investment securities available for sale	486,518	486,518	—	486,518	—
Investment securities held to maturity	1,075	1,072	—	1,072	—
Mortgage loans held for sale	98	98	—	98	—
Loans, net	2,401,451	2,326,104	—	2,321,792	4,312
Cash surrender value of BOLI	46,276	46,276	46,276	—	—
Derivative assets(1)	5,144	5,144	—	5,144	—
Financial Liabilities
Deposits	$2,633,181	$2,620,577	$2,297,736	$322,841	$—
Other borrowings	5,539	5,388	—	5,388	—
Subordinated debt, net of issuance cost	54,013	51,287	—	51,287	—
Short-term FHLB advances	155,000	155,000	155,000	—	—
Long-term FHLB advances	21,213	20,019	—	20,019	—
Derivative liabilities(1)	9	9	—	9	—
(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and the Bank from December 31, 2022 through June 30, 2023 and on its results of operations for the three and six months ended June 30, 2023 and 2022. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

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
EXECUTIVE OVERVIEW
The Company reported net income for the second quarter of 2023 of $9.8 million, or $1.21 diluted EPS, up $1.3 million compared to the second quarter of 2022. Net income for the second quarter of 2022 totaled $8.5 million, or $1.03 diluted EPS. The second quarter of 2022 included merger expenses related to the acquisition of Friendswood Capital Corporation (“Friendswood”) on March 26, 2022 totaling $1.3 million, net of taxes.

For the six months ended June 30, 2023, the Company reported net income $21.1 million, or $2.60 diluted EPS, up $8.2 million from $12.9 million, or $1.56 diluted EPS, reported for the six months ended June 30, 2022. The six months ended June 30, 2022 includes merger expenses related to the acquisition of Friendswood totaling $1.6 million, net of taxes.

Key components of the Company’s performance during the three and six months ended June 30, 2023 include:

•Assets increased $61.9 million, or 1.9%, from December 31, 2022 to $3.3 billion at June 30, 2023.
•Total loans were $2.5 billion at June 30, 2023, up $80.0 million, or 3.3%, from December 31, 2022.
•During the three and six months ended June 30, 2023, the Company provisioned $511,000 and $1.3 million, respectively, to the allowance for loan losses, primarily due to loan growth. During the three and six months ended June 30, 2022, the Company provisioned $591,000 and $3.8 million, respectively, to the allowance for loan losses primarily due to the acquisition of Friendswood's loan portfolio and loan growth.
•The ALL totaled $30.6 million, or 1.22% of total loans, at June 30, 2023 compared to $29.3 million, or 1.21% of total loans, at December 31, 2022. The ACL, which is comprised of the allowance for loan losses plus the allowance for unfunded lending commitments, totaled $33.1 million, or 1.32% of total loans, at June 30, 2023 compared to $31.4 million, or 1.29% of total loans, at December 31, 2022.
•Nonperforming assets increased $1.4 million, or 12.9%, from $11.0 million, or 0.34% of total assets, at December 31, 2022 to $12.4 million, or 0.38% of total assets, at June 30, 2023. The increase in NPAs was primarily due to three credit relationships being downgraded to substandard.
•Total deposits amounted to $2.6 billion at June 30, 2023, a decrease of $81.5 million, or 3.1%, from December 31, 2022.
•The net interest margin was 3.94% and 4.06% for the three and six months ended June 30, 2023, respectively, up 18 bps and up 48 bps, from the three and six months ended June 30, 2022, respectively.
•The average rate paid on total interest-bearing deposits was 1.30% for the second quarter of 2023, which was up 108 bps from the second quarter of 2022. For the six months ended June 30, 2023, the average rate paid on total interest-bearing deposits was 1.04%, up 83 bps from the six months ended June 30, 2022.
•Total interest expense for the second quarter of 2023 was up $8.5 million, or 672.5%, compared to the second quarter of 2022 primarily due to the rising interest rate environment and the higher costs on deposits, expense related to subordinated debt, and an increase in short-term FHLB borrowings in the 2023 period. For the six months ended June 30, 2023, total interest expense was up $14.0 million, or 602.2%, from the comparable period in 2022.
•Noninterest income for the second quarter of 2023 was down $238,000, or 6.5%, compared to the second quarter of 2022, primarily due to a decrease in gains on sale of loans (down $238,000). For the six months ended June 30, 2023, noninterest income was down $313,000, or 4.4%, from the comparable period in 2022 primarily due to a decrease in gains on sale of loans (down $480,000) and a net loss on sale of securities totaling $249,000 during the first quarter of 2023, which were partially offset by an increase in bank card fees (up $412,000).
•Noninterest expense for the second quarter of 2023 was down $806,000, or 3.7%, compared to the second quarter of 2022. For the six months ended June 30, 2023, noninterest expense was up $894,000, or 2.2%, from the comparable period in 2022. Noninterest expense for the three and six months ended June 30, 2022 included $1.6 million and $1.9 million (pre-tax), respectively, of merger-related expenses for the Friendswood acquisition. The increase in noninterest expense for the six months ended June 30, 2023 related primarily to the growth of the Company's employee base, occupancy and franchise tax expenses as a result of the Friendswood acquisition, which were partially offset by a $739,000 recovery of a previous loss on a foreclosed asset in the first quarter of 2023.

FINANCIAL CONDITION

Loans, Allowance for Credit Losses and Asset Quality

Loans

Total loans at June 30, 2023 were $2.5 billion, up $80.0 million, or 3.3%, from December 31, 2022. The loan growth resulted primarily from the additions of loans across all loan types and most markets of the Company.
The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

(dollars in thousands)	June 30, 2023	December 31, 2022	Increase/(Decrease)
Real estate loans:
One-to four-family first mortgage	$419,091	$389,616	$29,475	7.6%
Home equity loans and lines	66,932	61,863	5,069	8.2
Commercial real estate	1,176,976	1,152,537	24,439	2.1
Construction and land	327,488	313,175	14,313	4.6
Multi-family residential	103,951	100,588	3,363	3.3
Total real estate loans	2,094,438	2,017,779	76,659	3.8%
Other loans:
Commercial and industrial	382,292	377,894	4,398	1.2
Consumer	34,029	35,077	(1,048)	(3.0)
Total other loans	416,321	412,971	3,350	0.8
Total loans	$2,510,759	$2,430,750	$80,009	3.3%

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

At June 30, 2023, the ALL totaled $30.6 million, or 1.22% of total loans, up $1.3 million from $29.3 million, or 1.21% of total loans, at December 31, 2022. During the six months ended June 30, 2023, the Company provisioned $1.3 million of the allowance loan losses primarily due to loan growth. Net loan recoveries totaled $15,000 for the six months ended June 30, 2023.
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

At June 30, 2023 and December 31, 2022, loans identified as impaired and individually evaluated for expected losses were $4.9 million and $5.0 million, respectively. The following tables provide a summary of loans individually evaluated for credit losses as of the dates indicated.

	June 30, 2023
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$—	$—	—%
Home equity loans and lines	—	—	—
Commercial real estate	4,744	499	10.52
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	151	121	80.13
Consumer	—	—	—
Total	$4,895	$620	12.67%

	December 31, 2022
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$—	$—	—%
Home equity loans and lines	—	—	—
Commercial real estate	4,743	550	11.60
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	204	171	83.82
Consumer	86	—	—
Total	$5,033	$721	14.33%

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

At June 30, 2023 and December 31, 2022, loans classified as substandard totaled $27.3 million and $21.5 million, respectively. There were no assets classified as doubtful at either date. For additional information, refer to Note 5 to the Consolidated Financial Statements. The $5.7 million, or 26.6%, increase in substandard loans at June 30, 2023 compared to December 31, 2022 was primarily due to four credit relationships being downgraded to substandard, partially offset by loan payoffs and improvements in other classified loans.

The following tables provide a summary of loans classified as special mention and substandard as of the dates indicated.

(dollars in thousands)	June 30, 2023	December 31, 2022	Increase/(Decrease)
Special Mention Loans
One- to four-family first mortgage	$872	$1,194	$(322)	(27.0)%
Home equity loans and lines	—	—	—	—
Commercial real estate	335	524	(189)	(36.1)
Construction and land	5,410	520	4,890	940.4
Multi-family residential	—	3,312	(3,312)	(100.0)
Commercial and industrial	2,894	1,533	1,361	88.8
Consumer	—	—	—	—
Total special mention loans	$9,511	$7,083	$2,428	34.3%

(dollars in thousands)	June 30, 2023	December 31, 2022	Increase/(Decrease)
Substandard Loans
One- to four-family first mortgage	$3,057	$3,223	$(166)	(5.2)%
Home equity loans and lines	123	33	90	272.7
Commercial real estate	16,236	13,429	2,807	20.9
Construction and land	2,340	647	1,693	261.7
Multi-family residential	3,430	74	3,356	4535.1
Commercial and industrial	1,869	3,586	(1,717)	(47.9)
Consumer	197	534	(337)	(63.1)
Total substandard loans	$27,252	$21,526	$5,726	26.6%

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

	June 30, 2023			December 31, 2022
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans(2):
Real estate loans:
One- to four-family first mortgage	$613	$1,574	$2,187	$711	$1,589	$2,300
Home equity loans and lines	94	30	124	—	34	34
Commercial real estate	3,511	3,529	7,040	3,039	3,906	6,945
Construction and land	2,280	61	2,341	147	168	315
Multi-family residential	—	—	—	—	—	—
Other loans:
Commercial and industrial	166	114	280	224	154	378
Consumer	142	56	198	215	326	541
Total nonaccrual loans	6,806	5,364	12,170	4,336	6,177	10,513
Accruing loans 90 days or more past due	26	—	26	2	—	2
Total nonperforming loans	6,832	5,364	12,196	4,338	6,177	10,515
Foreclosed assets and ORE	121	80	201	151	310	461
Total nonperforming assets	6,953	5,444	12,397	4,489	6,487	10,976
Performing troubled debt restructurings(2)	—	—	—	4,600	1,605	6,205
Total nonperforming assets and troubled debt restructurings	$6,953	$5,444	$12,397	$9,089	$8,092	$17,181

Nonperforming loans to total loans			0.49%			0.43%
Nonperforming loans to total assets			0.37%			0.33%
Nonperforming assets to total assets			0.38%			0.34%
(1)Nonaccrual acquired loans include PCD loans of $1.5 million and $1.5 million for the periods ending June 30, 2023 and December 31, 2022, respectively.
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
Investment Securities

The Company’s investment securities portfolio totaled $450.5 million as of June 30, 2023, a decrease of $37.1 million, or 7.6%, from December 31, 2022. During the first quarter 2023, the Company recorded a net loss of $249,000 related to the sale of available-for-sale investment securities totaling $14.0 million of securities. At June 30, 2023, the Company had a net unrealized loss on its available for sale investment securities portfolio of $53.2 million, compared to a net unrealized loss of $54.8 million at December 31, 2022. The Company’s investment securities portfolio had an effective duration of 4.5 years at June 30, 2023 and December 31, 2022.

The following table summarizes activity in the Company’s investment securities portfolio during the six months ended June 30, 2023.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2022	$486,518	$1,075
Purchases	—	—
Sales	(14,011)	—
Principal maturities, prepayments and calls	(24,467)	—
Amortization of premiums and accretion of discounts	(217)	(9)
Increase in market value	1,573	—
Balance, June 30, 2023	$449,396	$1,066

Funding Sources

Deposits
Deposits totaled $2.6 billion at June 30, 2023, a decrease of $81.5 million, or 3.1%, compared to December 31, 2022. The following table summarizes the changes in the Company’s deposits from December 31, 2022 to June 30, 2023.

(dollars in thousands)	June 30, 2023	December 31, 2022	Increase/(Decrease)
Demand deposit	$816,555	$904,301	$(87,746)	(9.7)%
Savings	261,780	305,871	(44,091)	(14.4)
Money market	363,801	423,990	(60,189)	(14.2)
NOW	645,087	663,574	(18,487)	(2.8)
Certificates of deposit	464,495	335,445	129,050	38.5
Total deposits	$2,551,718	$2,633,181	$(81,463)	(3.1)%

The average rate paid on interest-bearing deposits was 1.30% for the second quarter of 2023, up 108 bps compared to the second quarter of 2022. At June 30, 2023, certificates of deposit maturing within the next 12 months totaled $402.3 million.

We obtain most of our deposits from individuals, small businesses and public funds in our market areas. The following table presents our deposits per customer type for the periods indicated.

	June 30, 2023	December 31, 2022
Individuals	51%	51%
Small businesses	39	40
Public funds	8	7
Broker	2	2
Total	100%	100%

The total amounts of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) were $735.4 million at June 30, 2023 and $830.9 million at December 31, 2022. Public funds in excess of the FDIC insurance limits are fully collateralized.

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

The carrying value of subordinated debt was $54.1 million and $54.0 million at June 30, 2023 and December 31, 2022, respectively. The subordinated debt was recorded net of issuance costs and amortized using the straight-line method over five years.

Federal Home Loan Bank Advances
The average balance of total FHLB advances was $272.8 million for the second quarter of 2023, up $247.4 million compared to the second quarter of 2022. For the six months ended June 30, 2023, the average balance of total FHLB advances was $244.3 million, up $218.7 million compared to the six months ended June 30, 2022. Average FHLB advances increased over the comparable periods due to loan growth and a decline in deposits.

The Company had $262.4 million short-term FHLB advances as of June 30, 2023 compared to $155.0 million as of December 31, 2022. As discussed above, the increase in FHLB advances was due to loan growth and a decline in deposits. At June 30, 2023 and December 31, 2022, the Company had $42.9 million and $21.2 million in long-term FHLB advances, respectively, and $897.8 million and $937.4 million in additional FHLB advances available, respectively.

Shareholders’ Equity
Total shareholders’ equity increased $16.2 million, or 4.9%, from $330.0 million at December 31, 2022 to $346.1 million at June 30, 2023. Shareholders' equity increased primarily due to net income of $21.1 million and improvement in the accumulated other comprehensive loss on available for sale investment securities, which were partially offset by cash dividends and share repurchases during the six months ended June 30, 2023.

At June 30, 2023, the Bank had regulatory capital amounts that were well in excess of regulatory requirements. The following table presents actual and required capital ratios for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2023 based on the required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Tier 1 risk-based capital	296,812	11.17	225,819	8.50	N/A	N/A
Total risk-based capital	383,589	14.44	278,952	10.50	N/A	N/A
Tier 1 leverage capital	296,812	9.38	126,522	4.00	N/A	N/A

Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$340,106	12.84%	$185,425	7.00%	$172,181	6.50%
Tier 1 risk-based capital	340,106	12.84	225,159	8.50	211,915	8.00
Total risk-based capital	372,750	14.07	278,138	10.50	264,893	10.00
Tier 1 leverage capital	340,106	10.78	126,222	4.00	157,777	5.00

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

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At June 30, 2023, certificates of deposit maturing within the next 12 months totaled $402.3 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of securities available for sale, the Company has significant borrowing capacity available to fund liquidity needs. In recent years, the Company has utilized borrowings as a cost efficient addition to deposits as a source of funds. Borrowings consist of advances from the FHLB of Dallas, of which the Company is a member. Under terms of the collateral agreement with the FHLB, the Company pledges residential mortgage loans and investment securities as well as the Company’s stock in the FHLB as collateral for such advances. For the six months ended June 30, 2023, the average balance of outstanding FHLB advances was $244.3 million. At June 30, 2023, the Company had $305.3 million in total outstanding FHLB advances.

The following table summarizes the Company's primary and secondary sources of liquidity which were available at June 30, 2023.

(dollars in thousands)	June 30, 2023
Cash and cash equivalents	$96,873
Unencumbered investment securities, amortized cost	72,354
FHLB advance availability	897,776
Amounts available from unsecured lines of credit	55,000
Federal Reserve bank term funding program	109,379
Federal Reserve discount window availability	500
Total primary and secondary sources of available liquidity	$1,231,882

Asset/Liability Management
The objective of asset/liability management is to implement strategies for the funding and deployment of the Company’s financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk. Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of June 30, 2023.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	1.6%
+200	1.1%
+100	0.7%
-100	(1.5)%

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

During the second quarter of 2020 and 2023, the Company entered into certain interest rate swap agreements as part of its interest rate risk management strategy. The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements. During 2023 and 2022, such derivatives were used to hedge the variable cost associated with existing variable rate liabilities. Refer to Note 6 of the Consolidated Financial Statements for more information on the effects of the derivative financial instruments on the consolidated financial statements.

To meet the financing needs of its customers, the Company issues financial instruments which represent conditional obligations that are not recognized, wholly or in part, in the statements of financial condition. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments expose the Company to varying degrees of credit and interest rate risk in much the same way as funded loans. The same credit policies are used in these commitments as for on-balance sheet instruments. At June 30, 2023 and December 31, 2022, the Company's allowance for credit losses on unfunded commitments totaled $2.5 million and $2.1 million, respectively.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of the periods indicated.

	Contract Amount
(dollars in thousands)	June 30, 2023	December 31, 2022
Standby letters of credit	$7,049	$6,969
Available portion of lines of credit	366,232	367,167
Undisbursed portion of loans in process	215,722	194,182
Commitments to originate loans	151,883	164,682

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
RESULTS OF OPERATIONS
Net income for the second quarter of 2023 was $9.8 million, up $1.3 million compared to the second quarter of 2022. Diluted EPS for the second quarter of 2023 was $1.21, up $0.18 compared to the second quarter of 2022.

Net income for the six months ended June 30, 2023 was $21.1 million, up $8.2 million, compared to the six months ended June 30, 2022. Diluted EPS for the six months ended June 30, 2023 was $2.60, up $1.04 compared to the six months ended June 30, 2022.

During the three and six months ended June 30, 2023, the Company provisioned $511,000 and $1.3 million. respectively, to the allowance for loan losses primarily due to loan growth. During the three and six months ended June 30, 2022, the Company provisioned $591,000 and $3.8 million to the allowance for loan losses primarily due to the acquisition of Friendswood.

Net Interest Income
Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 3.31% and 3.68% for the quarters ended June 30, 2023 and 2022, respectively, and 3.51% and 3.50% for the six months ended June 30, 2023 and 2022, respectively.

Net interest income totaled $30.3 million for the second quarter of 2023, up $1.1 million, or 3.6%, compared to the second quarter of 2022. For the six months ended June 30, 2023, net interest income totaled $61.9 million, up $9.1 million, or 17.3%, compared to the six months ended June 30, 2022.

The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 3.94% and 3.76% for the quarters ended June 30, 2023 and 2022, respectively. For the same periods, the average loan yield was 5.82% and 4.94%, respectively.

The net interest margin for the six months ended June 30, 2023 and 2022 was 4.06% and 3.58%, respectively. For the same periods, the average loan yield was 5.74% and 4.91%, respectively.

Acquired loan discount accretion included in interest income totaled $647,000 and $879,000 for the quarters ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, acquired loan discount accretion included in interest income totaled $1.3 million and $1.3 million, respectively.

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

	Three Months Ended June 30,
	2023			2022
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$2,491,029	$36,530	5.82%	$2,190,721	$27,304	4.94%
Investment securities
Taxable	490,076	2,911	2.38	451,993	2,222	1.97
Tax-exempt (TE)	16,974	75	2.23	23,860	116	2.47
Total investment securities	507,050	2,986	2.37	475,853	2,338	1.99
Other interest-earning assets	52,256	555	4.26	422,265	863	0.82
Total interest-earning assets (TE)	3,050,335	$40,071	5.22	3,088,839	$30,505	3.93
Noninterest-earning assets	199,855			206,357
Total assets	$3,250,190			$3,295,196
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,300,245	$3,023	0.93%	$1,584,118	$673	0.17%
Certificates of deposit	407,038	2,524	2.49	406,367	430	0.42
Total interest-bearing deposits	1,707,283	5,547	1.30	1,990,485	1,103	0.22
Other borrowings	5,651	55	3.88	5,794	54	3.71
Subordinated debt	54,098	850	6.29	774	—	—
Short-term FHLB advances	229,794	2,973	5.12	—	—	—
Long term FHLB advances	42,989	340	3.16	25,426	107	1.69
Total interest-bearing liabilities	2,039,815	$9,765	1.91	2,022,479	$1,264	0.25
Noninterest-bearing liabilities	861,961			940,077
Total liabilities	2,901,776			2,962,556
Shareholders’ equity	348,414			332,640
Total liabilities and shareholders' equity	$3,250,190			$3,295,196
Net interest-earning assets	$1,010,520			$1,066,360
Net interest spread (TE)		$30,306	3.31%		$29,241	3.68%
Net interest margin (TE)			3.94%			3.76%
(1)Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process.

	Six Months Ended June 30,
	2023			2022
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$2,464,547	$71,028	5.74%	$2,027,575	$49,975	4.91%
Investment securities
Taxable	498,965	5,909	2.37	397,197	3,764	1.90
Tax-exempt (TE)	22,080	219	2.51	20,918	192	2.32
Total investment securities	521,045	6,128	2.37	418,115	3,956	1.92
Other interest-earning assets	52,853	1,030	3.93	491,380	1,140	0.47
Total interest-earning assets (TE)	3,038,445	$78,186	5.14	2,937,070	$55,071	3.74
Noninterest-earning assets	196,662			200,185
Total assets	$3,235,107			$3,137,255
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,324,580	$5,071	0.77%	$1,523,380	$1,203	0.16%
Certificates of deposit	378,518	3,716	1.98	362,361	793	0.44
Total interest-bearing deposits	1,703,098	8,787	1.04	1,885,741	1,996	0.21
Other borrowings	5,596	108	3.88	5,667	107	3.79
Subordinated debt	54,070	1,701	6.29	389	—	—
Short-term FHLB advances	210,869	5,232	4.93	—	—	—
Long term FHLB advances	33,420	457	2.74	25,609	216	1.69
Total interest-bearing liabilities	2,007,053	$16,285	1.63	1,917,406	$2,319	0.24
Noninterest-bearing liabilities	884,167			877,912
Total liabilities	2,891,220			2,795,318
Shareholders’ equity	343,887			341,937
Total liabilities and shareholders' equity	$3,235,107			$3,137,255
Net interest-earning assets	$1,031,392			$1,019,664
Net interest spread (TE)		$61,901	3.51%		$52,752	3.50%
Net interest margin (TE)			4.06%			3.58%
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2023 Compared to 2022			2023 Compared to 2022
	Change Attributable To			Change Attributable To
(dollars in thousands)	Rate	Volume	Increase/ (Decrease)	Rate	Volume	Increase/ (Decrease)
Interest income:
Loans receivable	$4,952	$4,274	$9,226	$9,788	$11,265	$21,053
Investment securities	476	172	648	1,081	1,091	2,172
Other interest-earning assets	2,037	(2,345)	(308)	2,322	(2,432)	(110)
Total interest income	7,465	2,101	9,566	13,191	9,924	23,115
Interest expense:
Savings, checking and money market accounts	2,784	(434)	2,350	3,141	727	3,868
Certificates of deposit	2,092	2	2,094	2,148	775	2,923
Other borrowings	2	(1)	1	1	—	1
Subordinated debt	431	419	850	854	847	1,701
FHLB advances	126	3,080	3,206	138	5,335	5,473
Total interest expense	5,435	3,066	8,501	6,282	7,684	13,966
Increase in net interest income	$2,030	$(965)	$1,065	$6,909	$2,240	$9,149

Noninterest Income
Noninterest income for the second quarter of 2023 totaled $3.4 million, down $238,000, or 6.5%, from $3.7 million earned for the same period in 2022.
Noninterest income for the six months ended June 30, 2023 totaled $6.8 million, down $313,000, or 4.4%, from $7.1 million earned for the same period in 2022.

Gains on the sale of loans for the second quarter of 2023 were down $238,000, or 90.2%, from the comparable period in 2022. For the six months ended June 30, 2023, gains on the sale of loans were down $480,000 or 85.3% from the comparable period in 2022 due to a decrease in mortgage loan sales.

The Company recorded a net loss of $249,000 related to the sale of investment securities for the six months ended June 30, 2023. There were no gross gains or gross losses related to the sale of investment securities for the three months ended June 30, 2023 or for the three and six months ended June 30, 2022.

Income from bank card fees for the three and six months ended June 30, 2023 was up $79,000, or 4.8% and $412,000, or 13.3%, respectively, from the comparable period in 2022 primarily due to increased transaction activity by our cardholders.

Noninterest Expense
Noninterest expense for the second quarter of 2023 totaled $21.0 million, down $806,000, or 3.7%, from the second quarter of 2022. Noninterest expense for the second quarter of 2022 included merger-related expenses for the Friendswood acquisition totaling $1.6 million (pre-tax). Noninterest expense decreased over the comparable quarters primarily due to the absence of merger-related expenses, which were partially offset by increases in compensation and benefits, occupancy and franchise tax expenses.
Noninterest expense for the six months ended June 30, 2023 totaled $40.9 million, up $894,000, or 2.2%, from the same period in 2022. Noninterest expense included merger-related expenses totaling $1.9 million (pre-tax) for the six months ended June 30, 2022. The increase in noninterest expense for the six months ended June 30, 2023 related primarily to the growth of the

Company's employee base, occupancy and franchise tax expenses as a result of the Friendswood acquisition, which were partially offset by a $739,000 recovery of a previous loss on a foreclosed asset in the first quarter of 2023.
Income Taxes
Income tax expense for the three and six months ended June 30, 2023 totaled $2.5 million and $5.3 million, respectively, compared to $2.1 million and $3.2 million for the three and six months ended June 30, 2022, respectively. The increase in income tax expense over the comparable periods was primarily due to increased taxable earnings. The Company's effective tax rates for the second quarters of 2023 and 2022 were 20.4% and 20.0%, respectively. For the six months ended June 30, 2023 and 2022, the Company's effective tax rates were 20.2% and 19.7%, respectively.
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
Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at June 30, 2023 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Not applicable.

Item 1A.	Risk Factors.
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission.
.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds.
(a)    Not applicable.
(b)    Not applicable.
(c)    The Company’s purchases of its common stock made during the quarter ended June 30, 2023 consisted of stock repurchases under the Company’s approved plans and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
April 1 – April 30, 2023	28,269	$32.64	28,269	157,250
May 1 – May 31, 2023	57,932	30.81	57,932	99,318
June 1 – June 30, 2023	13,533	32.61	13,533	85,785
Total	99,734	$31.58	99,734	85,785
(1)On October 26, 2021, the Company announced the approval of a new repurchase program (the “2021 Repurchase Plan”). Under the 2021 Repurchase Plan, the Company may purchase up to an additional 430,000 shares, or approximately 5% of the Company’s outstanding common stock.

Item 3.	Defaults Upon Senior Securities.
(a)    Not applicable.
(b)    Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
(a)    Not applicable.
(b)    Not applicable.

(c)    During the fiscal quarter ended June 30, 2023, none of the Company’s directors or executive officers none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

HOME BANCORP, INC.

August 4, 2023	By:	/s/ John W. Bordelon
John W. Bordelon
Chairman of the Board, President and Chief Executive Officer

August 4, 2023	By:	/s/ David T. Kirkley
David T. Kirkley
Senior Executive Vice President and Chief Financial Officer

August 4, 2023	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank, N. A. Senior Vice President and Director of Financial Management