Form 10-Q
period 2023-09-30
HOME BANCORP, INC.
filed 2023-11-01
CIK 1436425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 30, 2023, the registrant had 8,147,869 shares of common stock, $0.01 par value, outstanding.

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

ACL	–	Allowance for credit losses
ALL	–	Allowance for loan losses
AOCI	–	Accumulated other comprehensive income
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
Bank	–	Home Bank, N. A., a wholly-owned subsidiary of the Company
BOLI	–	Bank-owned life insurance
bps	–	basis points, 100 basis points being equal to 1.0%
C&D	–	Construction and land
C&I	–	Commercial and industrial
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act
CECL	–	Current expected credit losses
Company	–	Home Bancorp, Inc., a Louisiana corporation and the holding company for Home Bank, N. A.
COVID-19	–	The novel coronavirus
CRE	–	Commercial real estate
EPS	–	Earnings per common share
FASB	–	Financial Accounting Standards Board
FHLB	–	Federal Home Loan Bank
GAAP	–	Generally Accepted Accounting Principles
LTV	–	Loan-to-value
NPA(s)	–	Nonperforming asset(s)
OCI	–	Other comprehensive income
ORE	–	Other real estate
PCD	–	Purchased credit deteriorated
PPP	–	Paycheck Protection Program
SBA	–	U.S. Small Business Association
SEC	–	U.S. Securities and Exchange Commission
TDR	–	Troubled debt restructuring
TE	–	Taxable equivalent
U.S.	–	United States

ii

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)	(Audited)
(dollars in thousands)	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$84,520	$87,401
Interest-bearing deposits in banks	99	349
Investment securities available for sale, at fair value	427,019	486,518
Investment securities held to maturity (fair values of $1,052 and $1,072, respectively)	1,065	1,075
Mortgage loans held for sale	467	98
Loans, net of unearned income	2,569,094	2,430,750
Allowance for loan losses	(31,123)	(29,299)
Total loans, net of unearned income and allowance for loan losses	2,537,971	2,401,451
Office properties and equipment, net	42,402	43,560
Cash surrender value of bank-owned life insurance	47,054	46,276
Goodwill and core deposit intangibles	86,749	87,973
Accrued interest receivable and other assets	90,383	73,579
Total Assets	$3,317,729	$3,228,280
Liabilities
Deposits:
Noninterest-bearing	$785,448	$904,301
Interest-bearing	1,812,036	1,728,880
Total Deposits	2,597,484	2,633,181
Other borrowings	5,539	5,539
Subordinated debt, net of issuance cost	54,187	54,013
Short-term Federal Home Loan Bank advances	241,000	155,000
Long-term Federal Home Loan Bank advances	42,826	21,213
Accrued interest payable and other liabilities	31,361	29,380
Total Liabilities	2,972,397	2,898,326
Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,163,655 and 8,286,084 shares issued and outstanding, respectively	81	83
Additional paid-in capital	165,149	164,942
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(1,785)	(2,053)
Recognition and Retention Plan (RRP)	(2)	(7)
Retained earnings	227,649	206,296
Accumulated other comprehensive loss	(45,760)	(39,307)
Total Shareholders’ Equity	345,332	329,954
Total Liabilities and Shareholders’ Equity	$3,317,729	$3,228,280
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2023	2022	2023	2022
Interest Income
Loans, including fees	$38,490	$29,859	$109,518	$79,834
Investment securities:
Taxable interest	2,863	2,812	8,772	6,576
Tax-exempt interest	76	146	295	338
Other investments and deposits	649	1,447	1,679	2,587
Total interest income	42,078	34,264	120,264	89,335
Interest Expense
Deposits	8,181	1,270	16,968	3,266
Other borrowings	53	53	161	160
Subordinated debt expense	845	859	2,546	859
Short-term Federal Home Loan Bank advances	3,150	—	8,382	—
Long-term Federal Home Loan Bank advances	340	105	797	321
Total interest expense	12,569	2,287	28,854	4,606
Net interest income	29,509	31,977	91,410	84,729
Provision for loan losses	351	1,696	1,676	5,502
Net interest income after provision for loan losses	29,158	30,281	89,734	79,227
Noninterest Income
Service fees and charges	1,277	1,300	3,757	3,722
Bank card fees	1,903	1,623	5,405	4,713
Gain on sale of loans, net	687	78	770	641
Income from bank-owned life insurance	265	231	778	658
Loss on sale of securities, net	—	—	(249)	—
(Loss) gain on sale of assets, net	—	18	(20)	17
Other income	267	224	717	795
Total noninterest income	4,399	3,474	11,158	10,546
Noninterest Expense
Compensation and benefits	12,492	12,128	37,532	34,870
Occupancy	2,410	2,297	7,207	6,454
Marketing and advertising	638	658	1,387	1,713
Data processing and communication	2,496	2,284	6,949	7,012
Professional services	402	331	1,225	1,348
Forms, printing and supplies	195	185	586	584
Franchise and shares tax	542	633	1,624	1,415
Regulatory fees	511	467	1,451	1,611
Foreclosed assets and ORE, net	99	101	(590)	493
Amortization of acquisition intangible	389	453	1,224	1,159
Provision for credit losses on unfunded commitments	—	146	361	448
Other expenses	1,164	1,040	3,281	3,621
Total noninterest expense	21,338	20,723	62,237	60,728
Income before income tax expense	12,219	13,032	38,655	29,045
Income tax expense	2,465	2,598	7,800	5,749
Net Income	$9,754	$10,434	$30,855	$23,296
Earnings per share:
Basic	$1.22	$1.29	$3.84	$2.86
Diluted	$1.22	$1.28	$3.82	$2.84
Cash dividends declared per common share	$0.25	$0.23	$0.75	$0.69
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Net Income	$9,754	$10,434	$30,855	$23,296
Other Comprehensive Loss
Unrealized losses on available for sale investment securities	(10,218)	(25,149)	(8,894)	(58,980)
Unrealized gains on cash flow hedges	183	1,297	476	3,793
Reclassification adjustment for losses included in net income	—	—	249	—
Tax effect	2,108	5,009	1,716	11,589
Other comprehensive loss, net of taxes	(7,927)	(18,843)	(6,453)	(43,598)
Comprehensive Income (Loss)	$1,827	$(8,409)	$24,402	$(20,302)
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2022	$84	$164,177	$(2,231)	$(9)	$191,114	$(24,011)	$329,124
Net income					10,434		10,434
Other comprehensive loss						(18,843)	(18,843)
Purchase of Company’s common stock at cost, 77,021 shares	(1)	(770)			(2,084)		(2,855)
Cash dividends declared, $0.23 per share					(1,910)		(1,910)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 3,260 shares	—	97			(1)		96
Exercise of stock options	—	53					53
RRP shares released for allocation		(1)		1			—
ESOP shares released for allocation		309	89				398
Share-based compensation cost		159					159
Balance, September 30, 2022	$83	$164,024	$(2,142)	$(8)	$197,553	$(42,854)	$316,656
Balance, June 30, 2023	$82	$164,945	$(1,875)	$(3)	$220,801	$(37,833)	$346,117
Net income					9,754		9,754
Other comprehensive loss						(7,927)	(7,927)
Purchase of Company’s common stock at cost, 37,805 shares	(1)	(378)			(856)		(1,235)
Cash dividends declared, $0.25 per share					(2,049)		(2,049)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 2,801 shares	—	71			(1)		70
Exercise of stock options	—	17					17
RRP shares released for allocation		(1)		1			—
ESOP shares released for allocation		264	90				354
Share-based compensation cost		231					231
Balance, September 30, 2023	$81	$165,149	$(1,785)	$(2)	$227,649	$(45,760)	$345,332
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - CONTINUED
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021	$85	$164,982	$(2,410)	$(13)	$188,515	$744	$351,903
Net income					23,296		23,296
Other comprehensive loss						(43,598)	(43,598)
Purchase of Company’s common stock at cost, 287,035 shares	(2)	(2,868)			(8,407)		(11,277)
Cash dividends declared, $0.69 per share					(5,790)		(5,790)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 22,837 shares	—	304			(61)		243
Exercise of stock options	—	182					182
RRP shares released for allocation		(5)		5			—
ESOP shares released for allocation		933	268				1,201
Share-based compensation cost		496					496
Balance, September 30, 2022	$83	$164,024	$(2,142)	$(8)	$197,553	$(42,854)	$316,656
Balance, December 31, 2022	$83	$164,942	$(2,053)	$(7)	$206,296	$(39,307)	$329,954
Net income					30,855		30,855
Other comprehensive loss						(6,453)	(6,453)
Purchase of Company’s common stock at cost, 147,738 shares	(2)	(1,476)			(3,240)		(4,718)
Cash dividends declared, $0.75 per share					(6,185)		(6,185)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 20,259 shares		98			(77)		21
Exercise of stock options	—	102					102
RRP shares released for allocation		(5)		5			—
ESOP shares released for allocation		821	268				1,089
Share-based compensation cost		667					667
Balance, September 30, 2023	$81	$165,149	$(1,785)	$(2)	$227,649	$(45,760)	$345,332

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$30,855	$23,296
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,676	5,502
Depreciation	2,659	2,538
Amortization and accretion of purchase accounting valuations and intangibles	2,807	3,020
Federal Home Loan Bank stock dividends	(391)	(22)
Net amortization of discount on investments	292	871
Amortization of subordinated debt issuance cost	174	60
Loss on sale of securities, net	249	—
Gain on loans sold, net	(770)	(641)
Proceeds, including principal payments, from loans held for sale	12,510	64,755
Originations of loans held for sale	(12,749)	(63,179)
Loss (gain) on sale of assets, net	20	(17)
Non-cash compensation	1,756	1,697
Deferred income tax (benefit) expense	31	(425)
Increase in accrued interest receivable and other assets	(9,641)	(9,207)
Increase in cash surrender value of bank-owned life insurance	(778)	(658)
Decrease in accrued interest payable and other liabilities	2,469	9,085
Net cash provided by operating activities	31,169	36,675
Cash flows from investing activities:
Purchases of securities available for sale	—	(236,236)
Proceeds from maturities, prepayments and calls on securities available for sale	36,561	44,692
Proceeds from maturities, prepayments and calls on securities held to maturity	—	1,000
Proceeds from sales of securities available for sale	13,762	—
Increase in loans, net	(139,803)	(151,039)
Decrease in interest-bearing deposits in banks	250	—
Proceeds from sale of foreclosed assets	426	2,557
Purchases of office properties and equipment	(1,525)	(1,904)
Net cash disbursed in sale of banking center	—	(11,182)
Net cash disbursed in business combination	—	(16,123)
Purchase of bank-owned life insurance	—	(5,000)
Proceeds from sale of office properties and equipment	4	73
Purchase of Federal Home Loan Bank stock	(5,215)	—
Net cash used in investing activities	(95,540)	(373,162)
Cash flows from financing activities:
Decrease in deposits, net	(35,340)	(150,411)
Borrowings on Federal Home Loan Bank advances	15,695,975	—
Repayments of Federal Home Loan Bank advances	(15,588,365)	(1,245)
Proceeds from issuance of subordinated debt, net of issuance cost	—	53,898
Proceeds from exercise of stock options	102	182
Issuance of stock under incentive plans, net	21	243
Dividends paid to shareholders	(6,185)	(5,790)
Purchase of Company’s common stock	(4,718)	(11,277)
Net cash provided by (used in) financing activities	61,490	(114,400)
Net change in cash and cash equivalents	(2,881)	(450,887)
Cash and cash equivalents, beginning	87,401	601,443
Cash and cash equivalents, ending	$84,520	$150,556

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. Certain reclassifications have been made to prior period balances to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022.

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
3. Investment Securities
The following tables summarize the Company’s available for sale and held to maturity investment securities at September 30, 2023 and December 31, 2022.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2023
Available for sale:
U.S. agency mortgage-backed	$324,459	$2	$44,290	$280,171
Collateralized mortgage obligations	84,009	1	5,731	78,279
Municipal bonds	55,705	1	10,669	45,037
U.S. government agency	19,278	—	1,834	17,444
Corporate bonds	6,982	—	894	6,088
Total available for sale	$490,433	$4	$63,418	$427,019
Held to maturity:
Municipal bonds	$1,065	$—	$13	$1,052
Total held to maturity	$1,065	$—	$13	$1,052

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Available for sale:
U.S. agency mortgage-backed	$355,014	$63	$38,245	$316,832
Collateralized mortgage obligations	91,217	1	4,873	86,345
Municipal bonds	67,476	50	9,901	57,625
U.S. government agency	20,600	—	1,267	19,333
Corporate bonds	6,980	—	597	6,383
Total available for sale	$541,287	$114	$54,883	$486,518
Held to maturity:
Municipal bonds	$1,075	$—	$3	$1,072
Total held to maturity	$1,075	$—	$3	$1,072

The estimated fair value and amortized cost by contractual maturity of the Company’s investment securities as of September 30, 2023 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities. The Company’s investment securities portfolio had an effective duration of 4.5 years at September 30, 2023 and December 31, 2022.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Available for sale:
U.S. agency mortgage-backed	$2,885	$64,645	$88,804	$123,837	$280,171
Collateralized mortgage obligations	430	54,915	4,636	18,298	78,279
Municipal bonds	1,705	1,707	19,721	21,904	45,037
U.S. government agency	—	5,164	11,964	316	17,444
Corporate bonds	—	—	6,088	—	6,088
Total available for sale	$5,020	$126,431	$131,213	$164,355	$427,019
Held to maturity:
Municipal bonds	$—	$1,052	$—	$—	$1,052
Total held to maturity	$—	$1,052	$—	$—	$1,052

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Available for sale:
U.S. agency mortgage-backed	$2,909	$71,833	$99,747	$149,970	$324,459
Collateralized mortgage obligations	433	58,262	5,405	19,909	84,009
Municipal bonds	1,705	1,892	23,606	28,502	55,705
U.S. government agency	—	5,292	13,669	317	19,278
Corporate bonds	—	—	6,982	—	6,982
Total available for sale	$5,047	$137,279	$149,409	$198,698	$490,433
Held to maturity:
Municipal bonds	$—	$1,065	$—	$—	$1,065
Total held to maturity	$—	$1,065	$—	$—	$1,065

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

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
September 30, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$10,320	$421	$269,593	$43,869	$279,913	$44,290
Collateralized mortgage obligations	—	—	78,271	5,731	78,271	5,731
Municipal bonds	1,887	95	42,649	10,574	44,536	10,669
U.S. government agency	3,649	305	13,795	1,529	17,444	1,834
Corporate bonds	—	—	6,088	894	6,088	894
Total available for sale	$15,856	$821	$410,396	$62,597	$426,252	$63,418
Held to maturity:
Municipal bonds	$1,052	$13	$—	$—	$1,052	$13
Total held to maturity	$1,052	$13	$—	$—	$1,052	$13

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$184,896	$14,828	$129,248	$23,417	$314,144	$38,245
Collateralized mortgage obligations	85,715	4,860	620	13	86,335	4,873
Municipal bonds	28,710	3,245	24,100	6,656	52,810	9,901
U.S. government agency	18,718	1,259	615	8	19,333	1,267
Corporate bonds	3,233	247	3,150	350	6,383	597
Total available for sale	$321,272	$24,439	$157,733	$30,444	$479,005	$54,883
Held to maturity:
Municipal bonds	$1,072	$3	$—	$—	$1,072	$3
Total held to maturity	$1,072	$3	$—	$—	$1,072	$3

At September 30, 2023, 305 of the Company’s debt securities had unrealized losses totaling 12.9% of the individual securities’ amortized cost basis and 12.9% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 290 of the 305 securities had been in a continuous loss position for over 12 months. Management has determined that the declines in the fair value of these securities were not attributable to credit losses. As a result, no ACL was recorded for available for sale investment securities at September 30, 2023.

At September 30, 2023, it was determined that no ACL was required for the Company's held-to-maturity investment securities. The Company monitors credit quality of debt securities held-to-maturity through the use of credit ratings. The following tables present the amortized cost of the Company's held-to-maturity securities by credit quality rating at September 30, 2023 and December 31, 2022.

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
September 30, 2023
Held to maturity:
Municipal bonds	$1,065	$—	$1,065

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
December 31, 2022
Held to maturity:
Municipal bonds	$1,075	$—	$1,075

For the three and nine months ended September 30, 2023, the Company recorded gross gains of $0 and $98,000, respectively, and gross losses of $0 and $347,000, respectively, related to the sale of investment securities. There were no gross gains or gross losses related to the sale of investment securities for the three and nine months ended September 30, 2022.

Accrued interest receivable on the Company's investment securities was $1,374,000 and $1,798,000 at September 30, 2023 and December 31, 2022, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

At September 30, 2023 and December 31, 2022, the Company had $127,860,000 and $170,036,000, respectively, of securities pledged to secure public deposits.
4. Earnings Per Share
Earnings per common share was computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net income available to common shareholders	$9,754	$10,434	$30,855	$23,296
Denominator:
Weighted average common shares outstanding	8,006	8,089	8,045	8,162
Effect of dilutive securities:
Restricted stock	14	11	17	14
Stock options	19	38	22	43
Weighted average common shares outstanding – assuming dilution	8,039	8,138	8,084	8,219
Basic earnings per common share	$1.22	$1.29	$3.84	$2.86
Diluted earnings per common share	$1.22	$1.28	$3.82	$2.84

Options for 131,180 and 75,789 shares of common stock were not included in the computation of diluted EPS for the three months ended September 30, 2023 and 2022, respectively, because the effect of those shares was anti-dilutive. For the nine months ended September 30, 2023 and 2022, options on 102,493 and 66,866, respectively, shares of common stock were not included in the computation of diluted EPS because the effect of those shares was anti-dilutive.

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

The Company’s loans, net of unearned income, consisted of the following as of the dates indicated.

(dollars in thousands)	September 30, 2023	December 31, 2022
Real estate loans:
One- to four-family first mortgage	$432,092	$389,616
Home equity loans and lines	69,350	61,863
Commercial real estate	1,178,111	1,152,537
Construction and land	342,711	313,175
Multi-family residential	106,411	100,588
Total real estate loans	2,128,675	2,017,779
Other loans:
Commercial and industrial	407,189	377,894
Consumer	33,230	35,077
Total other loans	440,419	412,971
Total loans	$2,569,094	$2,430,750

The net discount on the Company’s acquired loans was $4,920,000 and $6,866,000 at September 30, 2023 and December 31, 2022, respectively. In addition, loan balances as of September 30, 2023 and December 31, 2022 are reported net of unearned income of $5,179,000 and $4,580,000, respectively.

Accrued interest receivable on the Company's loans was $11,485,000 and $9,520,000 at September 30, 2023 and December 31, 2022, respectively, and is excluded from the estimate of the ACL. Those amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

Allowance for Credit Losses
The ACL, which includes the ALL and the ACL on unfunded lending commitments, and recorded investment in loans as of the dates indicated are as follows.

	September 30, 2023
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$3,320	$—	$3,320
Home equity loans and lines	742	—	742
Commercial real estate	14,185	230	14,415
Construction and land	5,123	—	5,123
Multi-family residential	523	—	523
Commercial and industrial	6,161	105	6,266
Consumer	734	—	734
Total allowance for loan losses	$30,788	$335	$31,123

Unfunded lending commitments(1)	$2,454	$—	$2,454
Total allowance for credit losses	$33,242	$335	$33,577

	September 30, 2023
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$432,092	$—	$432,092
Home equity loans and lines	69,350	—	69,350
Commercial real estate	1,173,506	4,605	1,178,111
Construction and land	342,711	—	342,711
Multi-family residential	106,411	—	106,411
Commercial and industrial	407,057	132	407,189
Consumer	33,230	—	33,230
Total loans	$2,564,357	$4,737	$2,569,094

	December 31, 2022
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$2,883	$—	$2,883
Home equity loans and lines	624	—	624
Commercial real estate	13,264	550	13,814
Construction and land	4,680	—	4,680
Multi-family residential	572	—	572
Commercial and industrial	5,853	171	6,024
Consumer	702	—	702
Total allowance for loan losses	$28,578	$721	$29,299

Unfunded lending commitments(1)	$2,093	$—	$2,093
Total allowance for credit losses	$30,671	$721	$31,392

	December 31, 2022
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$389,616	$—	$389,616
Home equity loans and lines	61,863	—	61,863
Commercial real estate	1,147,794	4,743	1,152,537
Construction and land	313,175	—	313,175
Multi-family residential	100,588	—	100,588
Commercial and industrial	377,690	204	377,894
Consumer	34,991	86	35,077
Total loans	$2,425,717	$5,033	$2,430,750
(1)The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.
(2)One PCD loan was individually evaluated at September 30, 2023 and December 31, 2022, respectively.

A summary of activity in the ACL for the nine months ended September 30, 2023 and September 30, 2022 follows.

	Nine Months Ended September 30, 2023
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$2,883	$—	$43	$394	$3,320
Home equity loans and lines	624	—	5	113	742
Commercial real estate	13,814	—	55	546	14,415
Construction and land	4,680	—	—	443	5,123
Multi-family residential	572	—	—	(49)	523
Commercial and industrial	6,024	(86)	165	163	6,266
Consumer	702	(62)	28	66	734
Total allowance for loan losses	$29,299	$(148)	$296	$1,676	$31,123

Unfunded lending commitments	$2,093	$—	$—	$361	$2,454
Total allowance for credit losses	$31,392	$(148)	$296	$2,037	$33,577

	Nine Months Ended September 30, 2022
(dollars in thousands)	Beginning Balance	Allowance for Acquired PCD Loans (1)	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$1,944	$—	$—	$6	$375	$2,325
Home equity loans and lines	508	—	—	7	(15)	500
Commercial real estate	10,454	1,220	(270)	—	2,293	13,697
Construction and land	3,572	—	—	—	1,401	4,973
Multi-family residential	457	—	—	—	41	498
Commercial and industrial	3,520	195	(750)	468	1,278	4,711
Consumer	634	—	(240)	124	129	647
Total allowance for loan losses	$21,089	$1,415	$(1,260)	$605	$5,502	$27,351

Unfunded lending commitments	$1,815	$—	$—	$—	$448	$2,263
Total allowance for credit losses	$22,904	$1,415	$(1,260)	$605	$5,950	$29,614
(1)Allowance recorded for PCD loans in the Company's acquisition of Friendswood Capital Corporation at the acquisition date of March 26, 2022.

Credit Quality
The following tables present the Company’s loan portfolio by credit quality classification and origination year as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Term Loans by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$82,292	$107,715	$73,509	$34,415	$30,035	$97,105	$3,438	$502	$429,011
Special Mention	149	498	188	—	—	35	—	—	870
Substandard	—	167	117	312	83	1,532	—	—	2,211
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$82,441	$108,380	$73,814	$34,727	$30,118	$98,672	$3,438	$502	$432,092
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity loans and lines:
Pass	$1,711	$1,676	$1,273	$778	$1,297	$3,300	$58,677	$513	$69,225
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	96	—	29	125
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,711	$1,676	$1,273	$778	$1,297	$3,396	$58,677	$542	$69,350
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$122,107	$289,147	$256,212	$191,091	$140,184	$121,539	$40,995	$820	$1,162,095
Special Mention	—	—	—	330	—	—	—	—	330
Substandard	—	16	1,623	2,652	5,471	5,761	100	63	15,686
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$122,107	$289,163	$257,835	$194,073	$145,655	$127,300	$41,095	$883	$1,178,111
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land:
Pass	$90,344	$162,894	$54,384	$7,017	$7,789	$4,284	$3,800	$—	$330,512
Special Mention	466	174	4,597	151	—	—	—	—	5,388
Substandard	—	2,054	658	—	—	52	4,047	—	6,811
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$90,810	$165,122	$59,639	$7,168	$7,789	$4,336	$7,847	$—	$342,711
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	September 30, 2023
	Term Loans by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Multi-family residential:
Pass	$13,434	$37,503	$11,954	$21,762	$12,673	$3,540	$2,041	$—	$102,907
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,504	—	—	3,504
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$13,434	$37,503	$11,954	$21,762	$12,673	$7,044	$2,041	$—	$106,411
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Pass	$59,926	$84,770	$34,459	$11,518	$6,076	$6,277	$194,352	$4,874	$402,252
Special Mention	—	1,157	—	338	—	220	743	—	2,458
Substandard	1,569	132	32	13	4	525	154	50	2,479
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$61,495	$86,059	$34,491	$11,869	$6,080	$7,022	$195,249	$4,924	$407,189
Current period gross charge-offs	$—	$—	$—	$30	$7	$—	$49	$—	$86
Consumer:
Pass	$4,803	$6,389	$1,129	$1,033	$398	$11,246	$8,002	$—	$33,000
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	29	9	6	8	178	—	—	230
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$4,803	$6,418	$1,138	$1,039	$406	$11,424	$8,002	$—	$33,230
Current period gross charge-offs	$—	$15	$2	$—	$—	$5	$40	$—	$62
Total loans:
Pass	$374,617	$690,094	$432,920	$267,614	$198,452	$247,291	$311,305	$6,709	$2,529,002
Special Mention	615	1,829	4,785	819	—	255	743	—	9,046
Substandard	1,569	2,398	2,439	2,983	5,566	11,648	4,301	142	31,046
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$376,801	$694,321	$440,144	$271,416	$204,018	$259,194	$316,349	$6,851	$2,569,094
Current period gross charge-offs	$—	$15	$2	$30	$7	$5	$89	$—	$148

	December 31, 2022
	Term Loans by Origination Year
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$107,546	$78,744	$37,876	$34,114	$26,455	$94,729	$5,387	$348	$385,199
Special Mention	150	189	—	—	—	355	—	500	1,194
Substandard	272	56	368	145	372	2,010	—	—	3,223
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$107,968	$78,989	$38,244	$34,259	$26,827	$97,094	$5,387	$848	$389,616
Home equity loans and lines:
Pass	$1,898	$1,453	$783	$1,142	$604	$3,453	$51,502	$995	$61,830
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	33	—	—	33
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,898	$1,453	$783	$1,142	$604	$3,486	$51,502	$995	$61,863
Commercial real estate:
Pass	$292,894	$279,397	$210,983	$159,169	$64,554	$95,083	$35,918	$586	$1,138,584
Special Mention	—	179	345	—	—	—	—	—	524
Substandard	97	—	167	5,579	294	7,292	—	—	13,429
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$292,991	$279,576	$211,495	$164,748	$64,848	$102,375	$35,918	$586	$1,152,537
Construction and land:
Pass	$170,744	$101,321	$19,620	$8,912	$2,534	$2,716	$4,434	$1,727	$312,008
Special Mention	—	520	—	—	—	—	—	—	520
Substandard	417	—	152	—	—	78	—	—	647
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$171,161	$101,841	$19,772	$8,912	$2,534	$2,794	$4,434	$1,727	$313,175

	December 31, 2022
	Term Loans by Origination Year
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Multi-family residential:
Pass	$33,822	$15,775	$25,661	$13,070	$2,241	$2,491	$1,302	$2,840	$97,202
Special Mention	—	—	—	—	3,312	—	—	—	3,312
Substandard	—	—	—	—	74	—	—	—	74
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$33,822	$15,775	$25,661	$13,070	$5,627	$2,491	$1,302	$2,840	$100,588
Commercial and industrial:
Pass	$108,464	$50,850	$16,043	$8,599	$11,203	$2,759	$174,145	$712	$372,775
Special Mention	338	—	—	—	7	—	1,188	—	1,533
Substandard	590	—	2,317	8	—	293	328	50	3,586
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$109,392	$50,850	$18,360	$8,607	$11,210	$3,052	$175,661	$762	$377,894
Consumer:
Pass	$10,012	$2,048	$1,577	$536	$136	$12,785	$7,420	$29	$34,543
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	9	298	—	—	—	227	—	—	534
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$10,021	$2,346	$1,577	$536	$136	$13,012	$7,420	$29	$35,077
Total loans:
Pass	$725,380	$529,588	$312,543	$225,542	$107,727	$214,016	$280,108	$7,237	$2,402,141
Special Mention	488	888	345	—	3,319	355	1,188	500	7,083
Substandard	1,385	354	3,004	5,732	740	9,933	328	50	21,526
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$727,253	$530,830	$315,892	$231,274	$111,786	$224,304	$281,624	$7,787	$2,430,750

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
Age analysis of past due loans as of the dates indicated are as follows.

	September 30, 2023
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$2,404	$47	$409	$2,860	$351,315	$354,175
Home equity loans and lines	83	—	6	89	60,712	60,801
Commercial real estate	69	163	231	463	901,994	902,457
Construction and land	5,532	130	1,121	6,783	311,353	318,136
Multi-family residential	3,987	—	—	3,987	98,431	102,418
Total real estate loans	12,075	340	1,767	14,182	1,723,805	1,737,987
Other loans:
Commercial and industrial	77	123	721	921	375,952	376,873
Consumer	259	—	90	349	30,219	30,568
Total other loans	336	123	811	1,270	406,171	407,441
Total originated loans	$12,411	$463	$2,578	$15,452	$2,129,976	$2,145,428
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,729	$125	$454	$2,308	$75,609	$77,917
Home equity loans and lines	49	—	—	49	8,500	8,549
Commercial real estate	175	—	—	175	275,479	275,654
Construction and land	—	—	21	21	24,554	24,575
Multi-family residential	—	—	—	—	3,993	3,993
Total real estate loans	1,953	125	475	2,553	388,135	390,688
Other loans:
Commercial and industrial	1	—	32	33	30,283	30,316
Consumer	9	1	55	65	2,597	2,662
Total other loans	10	1	87	98	32,880	32,978
Total acquired loans	$1,963	$126	$562	$2,651	$421,015	$423,666
Total loans:
Real estate loans:
One- to four-family first mortgage	$4,133	$172	$863	$5,168	$426,924	$432,092
Home equity loans and lines	132	—	6	138	69,212	69,350

	September 30, 2023
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial real estate	244	163	231	638	1,177,473	1,178,111
Construction and land	5,532	130	1,142	6,804	335,907	342,711
Multi-family residential	3,987	—	—	3,987	102,424	106,411
Total real estate loans	14,028	465	2,242	16,735	2,111,940	2,128,675
Other loans:
Commercial and industrial	78	123	753	954	406,235	407,189
Consumer	268	1	145	414	32,816	33,230
Total other loans	346	124	898	1,368	439,051	440,419
Total loans	$14,374	$589	$3,140	$18,103	$2,550,991	$2,569,094

	December 31, 2022
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$490	$147	$646	$1,283	$298,547	$299,830
Home equity loans and lines	40	—	—	40	52,950	52,990
Commercial real estate	3,210	179	27	3,416	853,096	856,512
Construction and land	345	160	147	652	284,740	285,392
Multi-family residential	—	—	—	—	96,400	96,400
Total real estate loans	4,085	486	820	5,391	1,585,733	1,591,124
Other loans:
Commercial and industrial	152	—	210	362	338,418	338,780
Consumer	264	7	191	462	31,059	31,521
Total other loans	416	7	401	824	369,477	370,301
Total originated loans	$4,501	$493	$1,221	$6,215	$1,955,210	$1,961,425
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,591	$136	$519	$2,246	$87,540	$89,786
Home equity loans and lines	116	—	1	117	8,756	8,873
Commercial real estate	294	—	566	860	295,165	296,025
Construction and land	—	—	132	132	27,651	27,783
Multi-family residential	—	—	—	—	4,188	4,188
Total real estate loans	2,001	136	1,218	3,355	423,300	426,655
Other loans:
Commercial and industrial	—	225	38	263	38,851	39,114
Consumer	41	3	21	65	3,491	3,556
Total other loans	41	228	59	328	42,342	42,670
Total acquired loans	$2,042	$364	$1,277	$3,683	$465,642	$469,325
Total loans:
Real estate loans:
One- to four-family first mortgage	$2,081	$283	$1,165	$3,529	$386,087	$389,616

	December 31, 2022
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Home equity loans and lines	156	—	1	157	61,706	61,863
Commercial real estate	3,504	179	593	4,276	1,148,261	1,152,537
Construction and land	345	160	279	784	312,391	313,175
Multi-family residential	—	—	—	—	100,588	100,588
Total real estate loans	6,086	622	2,038	8,746	2,009,033	2,017,779
Other loans:
Commercial and industrial	152	225	248	625	377,269	377,894
Consumer	305	10	212	527	34,550	35,077
Total other loans	457	235	460	1,152	411,819	412,971
Total loans	$6,543	$857	$2,498	$9,898	$2,420,852	$2,430,750
There were $43,000 and $2,000 of loans greater than 90 days past due and accruing at September 30, 2023 and December 31, 2022, respectively.
The following tables summarize information pertaining to nonaccrual loans as of dates indicated.

	September 30, 2023
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total
Nonaccrual loans(1):
One- to four-family first mortgage	$1,682	$—	$1,682
Home equity loans and lines	126	—	126
Commercial real estate	3,589	2,624	6,213
Construction and land	2,765	—	2,765
Multi-family residential	—	—	—
Commercial and industrial	889	—	889
Consumer	231	—	231
Total	$9,282	$2,624	$11,906

	December 31, 2022
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total
Nonaccrual loans(1):
One- to four-family first mortgage	$2,300	$—	$2,300
Home equity loans and lines	34	—	34
Commercial real estate	4,031	2,914	6,945
Construction and land	315	—	315
Multi-family residential	—	—	—
Commercial and industrial	365	13	378
Consumer	455	86	541
Total	$7,500	$3,013	$10,513
(1)Nonaccrual acquired loans include PCD loans of $1,452,000 and $1,530,000 at September 30, 2023 and December 31, 2022, respectively.

All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. All payments received while on nonaccrual status are applied against the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.
Collateral Dependent Loans
The Company held loans that were individually evaluated for credit losses at September 30, 2023 and December 31, 2022 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:
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
•Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.
The tables below summarize collateral dependent loans and the related ACL at September 30, 2023 and December 31, 2022.

	September 30, 2023
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$—	$—
Home equity loans and lines	—	—
Commercial real estate	4,605	230
Construction and land	—	—
Multi-family residential	—	—
Commercial and industrial	132	105
Consumer	—	—
Total	$4,737	$335

	December 31, 2022
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$—	$—
Home equity loans and lines	—	—
Commercial real estate	4,743	550
Construction and land	—	—
Multi-family residential	—	—
Commercial and industrial	204	171
Consumer	86	—
Total	$5,033	$721

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Occasionally, the Company modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, term extension, an other-than-insignificant payment delay, interest only for a specified period of time, an interest rate reduction, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is charged-off. During the nine months ended September 30, 2023, there were no modifications of loans to borrowers who were experiencing financial difficulty. The Company did not provide any modifications under these circumstances to borrowers. Ten loans were modified during the nine months ended September 30, 2022 and they did not default within twelve months of modification.

Foreclosed Assets and ORE
Foreclosed assets and ORE include real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets and ORE totaled $362,000 and $461,000 at September 30, 2023 and December 31, 2022, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

The carrying amount of foreclosed residential real estate properties held at September 30, 2023 and December 31, 2022 totaled $362,000 and $231,000, respectively. Loans secured by single family residential real estate that were in the process of foreclosure at September 30, 2023 and December 31, 2022 totaled $114,000 and $179,000, respectively.
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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. During the next twelve months, the Company estimates that an additional $2,313,000 will be reclassified as additional interest income.

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

Fair Values of Derivative Instruments
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Financial Condition as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$60,000	$5,690	$—	$—

Derivatives not designated as hedging instruments:
Risk participation agreements	—	—	11,858	1

Netting adjustments		—		—

Net derivative amounts		$5,690		$1

	December 31, 2022
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$40,000	$5,144	$—	$—

Derivatives not designated as hedging instruments:
Risk participation agreements	—	—	12,036	9

Netting adjustments		—		—

Net derivative amounts		$5,144		$9

(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

At September 30, 2023 and December 31, 2022, accumulated unrealized gains, net of taxes, on derivative instruments totaled $4,337,000 and $3,961,000, respectively.
Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income and the Consolidated Statements of Income
The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income and the Consolidated Statements of Income as of September 30, 2023 and September 30, 2022.

	Three Months Ended September 30, 2023
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$785	$785	Interest income	$602	$602

	Nine Months Ended September 30, 2023

	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$2,047	$2,047	Interest income	$1,571	$1,571

	Three Months Ended September 30, 2022
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$1,490	$1,490	Interest income	$193	$193

	Nine Months Ended September 30, 2022
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$4,024	$4,024	Interest income	$231	$231

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of September 30, 2023 and September 30, 2022.

(dollars in thousands)	Location of Income Recognized on Non-designated Hedges	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Effects of non-designated hedges
Risk participation agreements	Other noninterest income	$6	$8

(dollars in thousands)	Location of Income Recognized on Non-designated Hedges	Three Months Ended September 30, 2022	Nine months ended September 30, 2022
Effects of non-designated hedges
Risk participation agreements	Other noninterest income	$6	$73

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

As of September 30, 2023, there were no derivatives with credit-risk-related contingent features in a net liability position. Such derivatives are measured at fair value, which includes accrued interest but excludes any adjustment for nonperformance risk. If the Company had breached any provisions at September 30, 2023, it would not have been required to settle any obligations under the agreements since the termination value was $0.

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

The carrying value of subordinated debt was $54,187,000 and $54,013,000 at September 30, 2023 and December 31, 2022, respectively. The subordinated debt was recorded net of issuance costs which is being amortized using the straight-line method over five years.
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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets, by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of September 30, 2023, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.
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

The following tables present the balances of assets measured for fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

(dollars in thousands)	September 30, 2023	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$280,171	$—	$280,171	$—
Collateralized mortgage obligations	78,279	—	78,279	—
Municipal bonds	45,037	—	45,037	—
U.S. government agency	17,444	—	17,444	—
Corporate bonds	6,088	—	6,088	—
Total	$427,019	$—	$427,019	$—

Derivative assets	$5,690	$—	$5,690	$—
Total	$432,709	$—	$432,709	$—

Liabilities
Derivative liabilities	$1	$—	$1	$—

(dollars in thousands)	December 31, 2022	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$316,832	$—	$316,832	$—
Collateralized mortgage obligations	86,345	—	86,345	—
Municipal bonds	57,625	—	57,625	—
U.S. government agency	19,333	—	19,333	—
Corporate bonds	6,383	—	6,383	—
Total	$486,518	$—	$486,518	$—

Derivative assets	$5,144	$—	$5,144	$—
Total	$491,662	$—	$491,662	$—

Liabilities
Derivative liabilities	$9	$—	$9	$—

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

		Fair Value Measurements Using
(dollars in thousands)	September 30, 2023	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$4,402	$—	$—	$4,402
Foreclosed assets and ORE	362	—	—	362
Total	$4,764	$—	$—	$4,764

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2022	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$4,312	$—	$—	$4,312
Foreclosed assets and ORE	461	—	—	461
Total	$4,773	$—	$—	$4,773

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
September 30, 2023
Loans individually evaluated	$4,402	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 80%	7%
Foreclosed assets and ORE	$362	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	12% - 44%	33%
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
December 31, 2022
Loans individually evaluated	$4,312	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 89%	14%
Foreclosed assets and ORE	$461	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 31%	16%

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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at September 30, 2023
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$84,520	$84,520	$84,520	$—	$—
Interest-bearing deposits in banks	99	99	99	—	—
Investment securities available for sale	427,019	427,019	—	427,019	—
Investment securities held to maturity	1,065	1,052	—	1,052	—
Mortgage loans held for sale	467	467	—	467	—
Loans, net	2,537,971	2,357,045	—	2,352,643	4,402
Cash surrender value of BOLI	47,054	47,054	47,054	—	—
Derivative assets(1)	5,690	5,690	—	5,690	—
Financial Liabilities
Deposits	$2,597,484	$2,589,335	$2,041,027	$548,308	$—
Other borrowings	5,539	5,342	—	5,342	—
Subordinated debt, net of issuance cost	54,187	48,312	—	48,312	—
Short-term FHLB advances	241,000	241,000	241,000	—	—
Long-term FHLB advances	42,826	41,321	—	41,321	—
Derivative liabilities(1)	1	1	—	1	—

		Fair Value Measurements at December 31, 2022
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$87,401	$87,401	$87,401	$—	$—
Interest-bearing deposits in banks	349	349	349	—	—
Investment securities available for sale	486,518	486,518	—	486,518	—
Investment securities held to maturity	1,075	1,072	—	1,072	—
Mortgage loans held for sale	98	98	—	98	—
Loans, net	2,401,451	2,326,104	—	2,321,792	4,312
Cash surrender value of BOLI	46,276	46,276	46,276	—	—
Derivative assets(1)	5,144	5,144	—	5,144	—
Financial Liabilities
Deposits	$2,633,181	$2,620,577	$2,297,736	$322,841	$—
Other borrowings	5,539	5,388	—	5,388	—
Subordinated debt, net of issuance cost	54,013	51,287	—	51,287	—
Short-term FHLB advances	155,000	155,000	155,000	—	—
Long-term FHLB advances	21,213	20,019	—	20,019	—
Derivative liabilities(1)	9	9	—	9	—
(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and the Bank from December 31, 2022 through September 30, 2023 and on its results of operations for the three and nine months ended September 30, 2023 and 2022. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

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
EXECUTIVE OVERVIEW
The Company reported net income for the third quarter of 2023 of $9.8 million, or $1.22 diluted EPS, down $680,000 compared to the third quarter of 2022. Net income for the third quarter of 2022 totaled $10.4 million, or $1.28 diluted EPS. The third quarter of 2022 included merger expenses related to the acquisition of Friendswood Capital Corporation (“Friendswood”) on March 26, 2022 totaling $41,000, net of taxes.

For the nine months ended September 30, 2023, the Company reported net income $30.9 million, or $3.82 diluted EPS, up $7.6 million from $23.3 million, or $2.84 diluted EPS, reported for the nine months ended September 30, 2022. The nine months ended September 30, 2022 includes merger expenses related to the acquisition of Friendswood totaling $1.6 million, net of taxes.

Key components of the Company’s performance during the three and nine months ended September 30, 2023 include:

•Assets increased $89.4 million, or 2.8%, from December 31, 2022 to $3.3 billion at September 30, 2023.
•Total loans were $2.6 billion at September 30, 2023, up $138.3 million, or 5.7%, from December 31, 2022.
•During the three and nine months ended September 30, 2023, the Company provisioned $351,000 and $1.7 million, respectively, to the allowance for loan losses, primarily due to loan growth. During the three and nine months ended September 30, 2022, the Company provisioned $1.7 million and $5.5 million, respectively, to the allowance for loan losses primarily due to the acquisition of Friendswood's loan portfolio and loan growth.
•The ALL totaled $31.1 million, or 1.21% of total loans, at September 30, 2023 compared to $29.3 million, or 1.21% of total loans, at December 31, 2022. The ACL, which is comprised of the allowance for loan losses plus the allowance for unfunded lending commitments, totaled $33.6 million, or 1.31% of total loans, at September 30, 2023 compared to $31.4 million, or 1.29% of total loans, at December 31, 2022.
•Nonperforming assets increased $1.3 million, or 12.2%, from $11.0 million, or 0.34% of total assets, at December 31, 2022 to $12.3 million, or 0.37% of total assets, at September 30, 2023. The increase in NPAs was primarily due to three credit relationships placed on nonaccrual.
•Total deposits amounted to $2.6 billion at September 30, 2023, a decrease of $35.7 million, or 1.4%, from December 31, 2022.
•The net interest margin was 3.75% and 3.95% for the three and nine months ended September 30, 2023, respectively, down 36 bps and up 18 bps, from the three and nine months ended September 30, 2022, respectively.
•The average rate paid on total interest-bearing deposits was 1.84% for the third quarter of 2023, which was up 157 bps from the third quarter of 2022. For the nine months ended September 30, 2023, the average rate paid on total interest-bearing deposits was 1.32%, up 109 bps from the nine months ended September 30, 2022.
•Total interest expense for the third quarter of 2023 was up $10.3 million, or 449.6%, compared to the third quarter of 2022 primarily due to the rising interest rate environment and the higher costs on deposits, and an increase in short-term FHLB borrowings in the 2023 period. For the nine months ended September 30, 2023, total interest expense was up $24.2 million, or 526.4%, from the comparable period in 2022.
•Noninterest income for the third quarter of 2023 was up $925,000, or 26.6%, compared to the third quarter of 2022, primarily due to an increase in gains on sale of loans (up $609,000, of which $640,000 was related to the sale of SBA loans during the third quarter of 2023) and an increase in bank card fees (up $280,000). For the nine months ended September 30, 2023, noninterest income was up $612,000, or 5.8%, from the comparable period in 2022 primarily due to an increase in bank card fees (up $692,000) and an increase in gains on sale of loans (up $129,000), which were partially offset by a $249,000 loss on sale of securities that occurred during the first quarter of 2023.
•Noninterest expense for the third quarter of 2023 was up $615,000, or 3.0%, compared to the third quarter of 2022. For the nine months ended September 30, 2023, noninterest expense was up $1.5 million, or 2.5%, from the comparable period in 2022. Noninterest expense for the three and nine months ended September 30, 2022 included $60,000 and $2.0 million (pre-tax), respectively, of merger-related expenses for the Friendswood acquisition. The increase in noninterest expense for the nine months ended September 30, 2023 related primarily to the growth of the Company's employee base, occupancy, data processing and communications, professional fees and franchise tax expenses as a result of the Friendswood acquisition, which were partially offset by a $739,000 recovery of a previous loss on a foreclosed asset in the first quarter of 2023.

FINANCIAL CONDITION

Loans, Allowance for Credit Losses and Asset Quality

Loans
Total loans at September 30, 2023 were $2.6 billion, up $138.3 million, or 5.7%, from December 31, 2022. The loan growth resulted primarily from the additions of loans across all loan types, with the exception of consumer loans, and most markets of the Company.
The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

(dollars in thousands)	September 30, 2023	December 31, 2022	Increase/(Decrease)
Real estate loans:
One-to four-family first mortgage	$432,092	$389,616	$42,476	10.9%
Home equity loans and lines	69,350	61,863	7,487	12.1
Commercial real estate	1,178,111	1,152,537	25,574	2.2
Construction and land	342,711	313,175	29,536	9.4
Multi-family residential	106,411	100,588	5,823	5.8
Total real estate loans	2,128,675	2,017,779	110,896	5.5%
Other loans:
Commercial and industrial	407,189	377,894	29,295	7.8
Consumer	33,230	35,077	(1,847)	(5.3)
Total other loans	440,419	412,971	27,448	6.6
Total loans	$2,569,094	$2,430,750	$138,344	5.7%

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

At September 30, 2023, the ALL totaled $31.1 million, or 1.21% of total loans, up $1.8 million from $29.3 million, or 1.21% of total loans, at December 31, 2022. During the nine months ended September 30, 2023, the Company provisioned $1.7 million of the allowance loan losses primarily due to loan growth. Net loan recoveries totaled $148,000 for the nine months ended September 30, 2023.
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

At September 30, 2023 and December 31, 2022, loans identified as credit deteriorated loans and individually evaluated for expected losses were $4.7 million and $5.0 million, respectively. The following tables provide a summary of loans individually evaluated for credit losses as of the dates indicated.

	September 30, 2023
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$—	$—	—%
Home equity loans and lines	—	—	—
Commercial real estate	4,605	230	4.99
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	132	105	79.55
Consumer	—	—	—
Total	$4,737	$335	7.07%

	December 31, 2022
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$—	$—	—%
Home equity loans and lines	—	—	—
Commercial real estate	4,743	550	11.60
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	204	171	83.82
Consumer	86	—	—
Total	$5,033	$721	14.33%

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

At September 30, 2023 and December 31, 2022, loans classified as substandard totaled $31.0 million and $21.5 million, respectively. There were no assets classified as doubtful at either date. For additional information, refer to Note 5 to the Consolidated Financial Statements. The $9.5 million, or 44.2%, increase in substandard loans at September 30, 2023 compared to December 31, 2022 was primarily due to four credit relationships being downgraded to substandard, partially offset by loan payoffs and improvements in other classified loans.

The following tables provide a summary of loans classified as special mention and substandard as of the dates indicated.

(dollars in thousands)	September 30, 2023	December 31, 2022	Increase/(Decrease)
Special Mention Loans
One- to four-family first mortgage	$870	$1,194	$(324)	(27.1)%
Home equity loans and lines	—	—	—	—
Commercial real estate	330	524	(194)	(37.0)
Construction and land	5,388	520	4,868	936.2
Multi-family residential	—	3,312	(3,312)	(100.0)
Commercial and industrial	2,458	1,533	925	60.3
Consumer	—	—	—	—
Total special mention loans	$9,046	$7,083	$1,963	27.7%

(dollars in thousands)	September 30, 2023	December 31, 2022	Increase/(Decrease)
Substandard Loans
One- to four-family first mortgage	$2,211	$3,223	$(1,012)	(31.4)%
Home equity loans and lines	125	33	92	278.8
Commercial real estate	15,686	13,429	2,257	16.8
Construction and land	6,811	647	6,164	952.7
Multi-family residential	3,504	74	3,430	4,635.1
Commercial and industrial	2,479	3,586	(1,107)	(30.9)
Consumer	230	534	(304)	(56.9)
Total substandard loans	$31,046	$21,526	$9,520	44.2%

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

	September 30, 2023			December 31, 2022
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans(2):
Real estate loans:
One- to four-family first mortgage	$578	$1,104	$1,682	$711	$1,589	$2,300
Home equity loans and lines	58	68	126	—	34	34
Commercial real estate	3,632	2,581	6,213	3,039	3,906	6,945
Construction and land	2,712	53	2,765	147	168	315
Multi-family residential	—	—	—	—	—	—
Other loans:
Commercial and industrial	856	33	889	224	154	378
Consumer	165	66	231	215	326	541
Total nonaccrual loans	8,001	3,905	11,906	4,336	6,177	10,513
Accruing loans 90 days or more past due	43	—	43	2	—	2
Total nonperforming loans	8,044	3,905	11,949	4,338	6,177	10,515
Foreclosed assets and ORE	221	141	362	151	310	461
Total nonperforming assets	8,265	4,046	12,311	4,489	6,487	10,976
Performing troubled debt restructurings(2)	—	—	—	4,600	1,605	6,205
Total nonperforming assets and troubled debt restructurings	$8,265	$4,046	$12,311	$9,089	$8,092	$17,181

Nonperforming loans to total loans			0.47%			0.43%
Nonperforming loans to total assets			0.36%			0.33%
Nonperforming assets to total assets			0.37%			0.34%
(1)Nonaccrual acquired loans include PCD loans of $1.5 million and $1.5 million at September 30, 2023 and December 31, 2022, respectively.
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
Investment Securities

The Company’s investment securities portfolio totaled $428.1 million as of September 30, 2023, a decrease of $59.5 million, or 12.2%, from December 31, 2022. During the first quarter 2023, the Company recorded a net loss of $249,000 related to the sale of available-for-sale investment securities totaling $14.0 million of securities. At September 30, 2023, the Company had a net unrealized loss on its available for sale investment securities portfolio of $63.4 million, compared to a net unrealized loss of $54.8 million at December 31, 2022. The Company’s investment securities portfolio had an effective duration of 4.5 years at September 30, 2023 and December 31, 2022.

The following table summarizes activity in the Company’s investment securities portfolio during the nine months ended September 30, 2023.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2022	$486,518	$1,075
Purchases	—	—
Sales	(14,011)	—
Principal maturities, prepayments and calls	(36,561)	—
Amortization of premiums and accretion of discounts	(282)	(10)
Decrease in market value	(8,645)	—
Balance, September 30, 2023	$427,019	$1,065

Funding Sources

Deposits
Deposits totaled $2.6 billion at September 30, 2023, a decrease of $35.7 million, or 1.4%, compared to December 31, 2022. The following table summarizes the changes in the Company’s deposits from December 31, 2022 to September 30, 2023.

(dollars in thousands)	September 30, 2023	December 31, 2022	Increase/(Decrease)
Demand deposit	$785,448	$904,301	$(118,853)	(13.1)%
Savings	246,402	305,871	(59,469)	(19.4)
Money market	392,174	423,990	(31,816)	(7.5)
NOW	617,003	663,574	(46,571)	(7.0)
Certificates of deposit	556,457	335,445	221,012	65.9
Total deposits	$2,597,484	$2,633,181	$(35,697)	(1.4)%

The average rate paid on interest-bearing deposits was 1.84% for the third quarter of 2023, up 157 bps compared to the third quarter of 2022. At September 30, 2023, certificates of deposit maturing within the next 12 months totaled $460.6 million.

We obtain most of our deposits from individuals, small businesses and public funds in our market areas. The following table presents our deposits per customer type for the periods indicated.

	September 30, 2023	December 31, 2022
Individuals	52%	51%
Small businesses	39	40
Public funds	7	7
Broker	2	2
Total	100%	100%

The total amounts of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) were $755.5 million at September 30, 2023 and $830.9 million at December 31, 2022. Public funds in excess of the FDIC insurance limits are fully collateralized.

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

The carrying value of subordinated debt was $54.2 million and $54.0 million at September 30, 2023 and December 31, 2022, respectively. The subordinated debt was recorded net of issuance costs and amortized using the straight-line method over five years.

Federal Home Loan Bank Advances
The average balance of total FHLB advances was $273.1 million for the third quarter of 2023, up $248.1 million compared to the third quarter of 2022. For the nine months ended September 30, 2023, the average balance of total FHLB advances was $254.0 million, up $228.6 million compared to the nine months ended September 30, 2022. Given the reduction in total deposits during the quarter, we increased our utilization of FHLB advances as a source of funds in order to, among other things, fund our loan growth during the period.

The Company had $241.0 million short-term FHLB advances as of September 30, 2023 compared to $155.0 million as of December 31, 2022. As discussed above, the increase in FHLB advances was due to loan growth and a decline in deposits. At September 30, 2023 and December 31, 2022, the Company had $42.8 million and $21.2 million in long-term FHLB advances, respectively, and $914.1 million and $937.4 million in additional FHLB advances available, respectively.

Shareholders’ Equity
Total shareholders’ equity increased $15.4 million, or 4.7%, from $330.0 million at December 31, 2022 to $345.3 million at September 30, 2023. Shareholders' equity increased primarily due to net income of $30.9 million, which was partially offset by an increase in accumulated other comprehensive loss on available for sale investment securities, cash dividends and share repurchases during the nine months ended September 30, 2023.

At September 30, 2023, the Bank had regulatory capital amounts that were well in excess of regulatory requirements. The following table presents actual and required capital ratios for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2023 based on the required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Tier 1 risk-based capital	304,343	11.13	232,503	8.50	N/A	N/A
Total risk-based capital	391,907	14.33	287,210	10.50	N/A	N/A
Tier 1 leverage capital	304,343	9.53	127,774	4.00	N/A	N/A

Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$341,207	12.51%	$190,940	7.00%	$177,302	6.50%
Tier 1 risk-based capital	341,207	12.51	231,856	8.50	218,218	8.00
Total risk-based capital	374,584	13.73	286,411	10.50	272,772	10.00
Tier 1 leverage capital	341,207	10.71	127,463	4.00	159,328	5.00

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

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At September 30, 2023, certificates of deposit maturing within the next 12 months totaled $460.6 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of securities available for sale, the Company has significant borrowing capacity available to fund liquidity needs. In recent years, the Company has utilized borrowings as a cost efficient addition to deposits as a source of funds. Borrowings consist of advances from the FHLB of Dallas, of which the Company is a member. Under terms of the collateral agreement with the FHLB, the Company pledges residential mortgage loans and investment securities as well as the Company’s stock in the FHLB as collateral for such advances. For the nine months ended September 30, 2023, the average balance of outstanding FHLB advances was $254.0 million. At September 30, 2023, the Company had $283.8 million in total outstanding FHLB advances.

The following table summarizes the Company's primary and secondary sources of liquidity which were available at September 30, 2023.

(dollars in thousands)	September 30, 2023
Cash and cash equivalents	$84,520
Unencumbered investment securities, amortized cost	79,015
FHLB advance availability	914,064
Amounts available from unsecured lines of credit	55,000
Federal Reserve bank term funding program	106,140
Federal Reserve discount window availability	500
Total primary and secondary sources of available liquidity	$1,239,239

Asset/Liability Management
The objective of asset/liability management is to implement strategies for the funding and deployment of the Company’s financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk. Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of September 30, 2023.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+300	0.9%
+200	0.6%
+100	0.3%
-100	(1.1)%

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

To meet the financing needs of its customers, the Company issues financial instruments which represent conditional obligations that are not recognized, wholly or in part, in the statements of financial condition. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments expose the Company to varying degrees of credit and interest rate risk in much the same way as funded loans. The same credit policies are used in these commitments as for on-balance sheet instruments. At September 30, 2023 and December 31, 2022, the Company's allowance for credit losses on unfunded commitments totaled $2.5 million and $2.1 million, respectively.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of the periods indicated.

	Contract Amount
(dollars in thousands)	September 30, 2023	December 31, 2022
Standby letters of credit	$5,918	$6,969
Available portion of lines of credit	356,546	367,167
Undisbursed portion of loans in process	221,964	194,182
Commitments to originate loans	192,917	164,682

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
RESULTS OF OPERATIONS
Net income for the third quarter of 2023 was $9.8 million, down $680,000 compared to the third quarter of 2022. Diluted EPS for the third quarter of 2023 was $1.22, down $0.06 compared to the third quarter of 2022.

Net income for the nine months ended September 30, 2023 was $30.9 million, up $7.6 million, compared to the nine months ended September 30, 2022. Diluted EPS for the nine months ended September 30, 2023 was $3.82, up $0.98 compared to the nine months ended September 30, 2022.

During the three and nine months ended September 30, 2023, the Company provisioned $351,000 and $1.7 million. respectively, to the allowance for loan losses primarily due to loan growth. During the three and nine months ended September 30, 2022, the Company provisioned $1.7 million and $5.5 million to the allowance for loan losses primarily due to loan growth and the acquisition of Friendswood.

Net Interest Income
Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 2.99% and 3.95% for the quarters ended September 30, 2023 and 2022, respectively, and 3.33% and 3.65% for the nine months ended September 30, 2023 and 2022, respectively.

Net interest income totaled $29.5 million for the third quarter of 2023, down $2.5 million, or 7.7%, compared to the third quarter of 2022. For the nine months ended September 30, 2023, net interest income totaled $91.4 million, up $6.7 million, or 7.9%, compared to the nine months ended September 30, 2022.

The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 3.75% and 4.11% for the quarters ended September 30, 2023 and 2022, respectively. For the same periods, the average loan yield was 5.95% and 5.17%, respectively.

The net interest margin for the nine months ended September 30, 2023 and 2022 was 3.95% and 3.77%, respectively. For the same periods, the average loan yield was 5.82% and 5.01%, respectively.

Acquired loan discount accretion included in interest income totaled $634,000 and $847,000 for the quarters ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, acquired loan discount accretion included in interest income totaled $1.9 million and $2.2 million, respectively.

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

	Three Months Ended September 30,
	2023			2022
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$2,538,218	$38,490	5.95%	$2,265,846	$29,859	5.17%
Investment securities
Taxable	478,380	2,863	2.39	504,241	2,812	2.23
Tax-exempt (TE)	16,839	76	2.28	28,059	146	2.64
Total investment securities	495,219	2,939	2.39	532,300	2,958	2.25
Other interest-earning assets	54,015	649	4.77	262,127	1,447	2.19
Total interest-earning assets (TE)	3,087,452	$42,078	5.36	3,060,273	$34,264	4.41
Noninterest-earning assets	193,641			205,634
Total assets	$3,281,093			$3,265,907
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,256,885	$3,791	1.20%	$1,522,350	$876	0.23%
Certificates of deposit	511,754	4,390	3.40	371,925	394	0.42
Total interest-bearing deposits	1,768,639	8,181	1.84	1,894,275	1,270	0.27
Other borrowings	5,539	53	3.80	5,539	53	3.80
Subordinated debt	54,159	845	6.24	53,943	859	6.37
Short-term FHLB advances	230,222	3,150	5.35	—	—	—
Long term FHLB advances	42,865	340	3.17	24,977	105	1.68
Total interest-bearing liabilities	2,101,424	$12,569	2.37	1,978,734	$2,287	0.46
Noninterest-bearing liabilities	829,233			952,120

	Three Months Ended September 30,
	2023			2022
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Total liabilities	2,930,657			2,930,854
Shareholders’ equity	350,436			335,053
Total liabilities and shareholders' equity	$3,281,093			$3,265,907
Net interest-earning assets	$986,028			$1,081,539
Net interest spread (TE)		$29,509	2.99%		$31,977	3.95%
Net interest margin (TE)			3.75%			4.11%
(1)Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process.

	Nine Months Ended September 30,
	2023			2022
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$2,489,374	$109,518	5.82%	$2,107,871	$79,834	5.01%
Investment securities
Taxable	492,027	8,772	2.38	433,270	6,576	2.02
Tax-exempt (TE)	20,314	295	2.45	23,325	338	2.45
Total investment securities	512,341	9,067	2.38	456,595	6,914	2.05
Other interest-earning assets	53,245	1,679	4.22	414,122	2,587	0.84
Total interest-earning assets (TE)	3,054,960	$120,264	5.21	2,978,588	$89,335	3.97
Noninterest-earning assets	195,644			202,022
Total assets	$3,250,604			$3,180,610
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,301,767	$8,863	0.91%	$1,523,033	$2,079	0.18%
Certificates of deposit	423,418	8,105	2.56	365,584	1,187	0.43
Total interest-bearing deposits	1,725,185	16,968	1.32	1,888,617	3,266	0.23
Other borrowings	5,577	161	3.86	5,624	160	3.80
Subordinated debt	54,100	2,546	6.27	18,436	859	6.22
Short-term FHLB advances	217,391	8,382	5.08	—	—	—
Long term FHLB advances	36,603	797	2.90	25,396	321	1.69
Total interest-bearing liabilities	2,038,856	$28,854	1.88	1,938,073	$4,606	0.32
Noninterest-bearing liabilities	865,654			902,920
Total liabilities	2,904,510			2,840,993
Shareholders’ equity	346,094			339,617
Total liabilities and shareholders' equity	$3,250,604			$3,180,610
Net interest-earning assets	$1,016,104			$1,040,515
Net interest spread (TE)		$91,410	3.33%		$84,729	3.65%
Net interest margin (TE)			3.95%			3.77%
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023 Compared to 2022			2023 Compared to 2022
	Change Attributable To			Change Attributable To
(dollars in thousands)	Rate	Volume	Increase/ (Decrease)	Rate	Volume	Increase/ (Decrease)
Interest income:
Loans receivable	$4,616	$4,015	$8,631	$14,433	$15,251	$29,684
Investment securities	190	(209)	(19)	1,129	1,024	2,153
Other interest-earning assets	1,027	(1,825)	(798)	1,690	(2,598)	(908)
Total interest income	5,833	1,981	7,814	17,252	13,677	30,929
Interest expense:
Savings, checking and money market accounts	3,387	(472)	2,915	4,838	1,946	6,784
Certificates of deposit	3,322	674	3,996	4,407	2,511	6,918
Other borrowings	—	—	—	1	—	1
Subordinated debt	(18)	4	(14)	565	1,122	1,687
FHLB advances	93	3,292	3,385	77	8,781	8,858
Total interest expense	6,784	3,498	10,282	9,888	14,360	24,248
Increase in net interest income	$(951)	$(1,517)	$(2,468)	$7,364	$(683)	$6,681

Noninterest Income
Noninterest income for the third quarter of 2023 totaled $4.4 million, up $925,000, or 26.6%, from $3.5 million earned for the same period in 2022.

Noninterest income for the nine months ended September 30, 2023 totaled $11.2 million, up $612,000, or 5.8%, from $10.5 million earned for the same period in 2022.

Gains on the sale of loans for the third quarter of 2023 were up $609,000, or 780.8%, from the comparable period in 2022 primarily due to the sale of SBA loans during the third quarter of 2023 resulting in a gain of $640,000. For the nine months ended September 30, 2023, gains on the sale of loans were up $129,000 or 20.1% from the comparable period in 2022.

The Company recorded a net loss of $249,000 related to the sale of investment securities for the nine months ended September 30, 2023. There were no gross gains or gross losses related to the sale of investment securities for the three months ended September 30, 2023 or for the three and nine months ended September 30, 2022.
Income from bank owned life insurance for the three and nine months ended September 30, 2023 was up $34,000, or 14.7% and $120,000, or 18.2%, respectively, from the comparable period in 2022 primarily due to additional policies purchased in August 2022.
Income from bank card fees for the three and nine months ended September 30, 2023 was up $280,000, or 17.3% and $692,000, or 14.7%, respectively, from the comparable period in 2022 primarily due to increased transaction activity by our cardholders.

Noninterest Expense
Noninterest expense for the third quarter of 2023 totaled $21.3 million, up $615,000, or 3.0%, from the third quarter of 2022. Noninterest expense for the third quarter of 2022 included merger-related expenses for the Friendswood acquisition totaling $60,000 (pre-tax). Noninterest expense increased over the comparable quarters primarily due to increases in compensation and benefits, data processing and communication, other expenses and occupancy, which were partially offset by the absence of provision for credit losses on unfunded commitments.

Noninterest expense for the nine months ended September 30, 2023 totaled $62.2 million, up $1.5 million, or 2.5%, from the same period in 2022. Noninterest expense included merger-related expenses totaling $2.0 million (pre-tax) for the nine months ended September 30, 2022. The increase in noninterest expense for the nine months ended September 30, 2023 related primarily to the growth of the Company's employee base, occupancy and franchise tax expenses as a result of the Friendswood acquisition, which were partially offset by a $739,000 recovery of a previous loss on a foreclosed asset in the first quarter of 2023.
Income Taxes
Income tax expense for the three and nine months ended September 30, 2023 totaled $2.5 million and $7.8 million, respectively, compared to $2.6 million and $5.7 million for the three and nine months ended September 30, 2022, respectively. Income tax expense decreased over the comparable quarters primarily due to decreased taxable earnings in the third quarter of 2023. Income tax expense for the nine months ended September 30, 2023 increased from the comparable period in 2022 primarily due to increased taxable earnings during the 2023 period. The Company's effective tax rates for the third quarters of 2023 and 2022 were 20.2% and 19.9%, respectively. For the nine months ended September 30, 2023 and 2022, the Company's effective tax rates were 20.2% and 19.8%, respectively.
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
Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at September 30, 2023 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Not applicable.

Item 1A.	Risk Factors.
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission.
.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds.
(a)    Not applicable.
(b)    Not applicable.
(c)    The Company’s purchases of its common stock made during the quarter ended September 30, 2023 consisted of stock repurchases under the Company’s approved plans and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
July 1 – July 31, 2023	5,807	$32.91	5,807	79,978
August 1 – August 31, 2023	7,337	32.67	7,337	72,641
September 1 – September 30, 2023	24,661	32.55	24,661	47,980
Total	37,805	$32.63	37,805	47,980
(1)On October 26, 2021, the Company announced the approval of a new repurchase program (the “2021 Repurchase Plan”). Under the 2021 Repurchase Plan, the Company may purchase up to an additional 430,000 shares, or approximately 5% of the Company’s outstanding common stock. On October 18, 2023, the Company announced the approval of a new repurchase program (the “2023 Repurchase Plan”). Under the 2023 Repurchase Plan, the Company may purchase up to an additional 405,000 shares, or approximately 5% of the Company’s outstanding common stock. Share repurchases under the 2023 Repurchase Plan may commence upon the completion of the Company’s 2021 Repurchase Plan.

Item 3.	Defaults Upon Senior Securities.
(a)    Not applicable.
(b)    Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
(a)    Not applicable.
(b)    Not applicable.
(c)    During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

HOME BANCORP, INC.

November 1, 2023	By:	/s/ John W. Bordelon
John W. Bordelon
Chairman of the Board, President and Chief Executive Officer

November 1, 2023	By:	/s/ David T. Kirkley
David T. Kirkley
Senior Executive Vice President and Chief Financial Officer

November 1, 2023	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank, N. A. Senior Vice President and Director of Financial Management