Form 10-K
period 2023-12-31
HOME BANCORP, INC.
filed 2024-03-08
CIK 1436425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the 7,416,006 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $33.21 for the common stock on June 30, 2023, as reported by the Nasdaq Stock Market, was approximately $246.3 million. Shares of common stock held by the registrant’s executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of common stock outstanding as of March 6, 2024: 8,149,308.

DOCUMENTS INCORPORATED BY REFERENCE
Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:
Portions of the definitive Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

HOME BANCORP, INC.
2023 ANNUAL REPORT ON FORM 10-K

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

ACL	–	Allowance for credit losses	ESOP	–	Employee Stock Ownership Plan
ALL	–	Allowance for loan losses	FDIC	–	Federal Deposit Insurance Corporation
AOCI	–	Accumulated other comprehensive income	FASB	–	Financial Accounting Standards Board
ASC	–	Accounting Standards Codification	FHLB	–	Federal Home Loan Bank
ASU	–	Accounting Standards Update	FRB or Federal Reserve	–	Board of Governors of the Federal Reserve System
Bank	–	Home Bank, N.A., a wholly-owned subsidiary of the Company	GAAP	–	Generally Accepted Accounting Principles in the United States of America
BTFP	–	Bank Term Funding Program	HTC	–	Historic Tax Credit(s)
BOLI	–	Bank-owned life insurance	NMTC	–	New Markets Tax Credit(s)
bps	–	basis points, 100 basis points being equal to 1.0%	OCC	–	Office of the Comptroller of the Currency
C&D	–	Construction and land	OCI	–	Other comprehensive income
C&I	–	Commercial and industrial	ORE	–	Other real estate
CAA	–	Consolidated Appropriations Act	PCD	–	Purchased credit deteriorated
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act	PCI	–	Purchased credit impaired
CBLR	–	Community bank leverage ratio	PPP	–	Paycheck Protection Program
CECL	–	Current expected credit losses	RRP	–	Recognition and Retention Plan
CFPB	–	Consumer Financial Protection Bureau	SBA	–	Small Business Association
Company	–	Home Bancorp, Inc., a Louisiana corporation and the holding company for Home Bank, N.A.	SBIC	–	Small Business Investment Company
COVID-19	–	The novel coronavirus	SEC	–	U.S. Securities and Exchange Commission
CRA	–	Community Reinvestment Act	SMB	–	St. Martin Bancshares, an entity the Company acquired on December 6, 2017
CRE	–	Commercial real estate	TDR	–	Troubled debt restructuring
Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act	TE	–	Taxable equivalent
EPS	–	Earnings per common share	U.S.	–	United States

Forward-Looking Statements
This Annual Report on Form 10-K contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder). Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Home Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or words of similar meaning or future or conditional terms such as “will,” “would,” “should,” “could,” “may,” “likely,” “probably” or “possibly.” Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumptions, many of which are difficult to predict and generally are beyond the control of Home Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows or real estate values; (2) the levels of noninterest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Home Bancorp, Inc. is or will be doing business, being less favorable than expected; (6) political and social unrest, including acts of war or terrorism; (7) failure to fully realize all the benefits we anticipate in connection with any future acquisitions of other institutions or our assumptions made in connection therewith being inaccurate; (8) cyber incidents or other failures, disruptions or security beaches; or (9) legislation or changes in regulatory requirements adversely affecting the business of Home Bancorp, Inc. Home Bancorp, Inc. undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.
The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

PART I
Item 1.    Business.
General. Home Bancorp, Inc. (the “Company”) is a Louisiana corporation and the holding company for Home Bank, N.A. (the “Bank”). The Bank, which is headquartered in Lafayette, Louisiana and is a wholly-owned subsidiary of the Company, currently conducts business through 42 banking offices in the Acadiana, Baton Rouge, Greater New Orleans and Northshore (of Lake Pontchartrain) regions of south Louisiana, the Natchez region of west Mississippi and Houston region of Texas.
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
Human Capital Resources
At December 31, 2023, we had 467 full-time employees and ten part-time employees. None of our employees are represented by a collective bargaining group, and we believe that the Company's relationship with its employees is good. We believe our ability to attract and retain employees is a key to the Bank's success.
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

Market Area and Competition
The Bank has four primary market areas across south Louisiana: Acadiana, Baton Rouge, Greater New Orleans, and the Northshore (of Lake Pontchartrain), currently, one primary market area in each of Natchez, Mississippi and the Houston, Texas area. Since completing its initial public offering of stock in October 2008, the Company has acquired six other financial institutions. On March 26, 2022 the Company completed the acquisition of Friendswood Capital Corporation ("Friendswood"), the former holding company of Texan Bank, N.A. ("Texan Bank") of Houston, Texas, expanding the Company's market area to Houston. The Bank currently operates 18 banking offices in Acadiana, four banking offices in Baton Rouge, six banking offices in the Greater New Orleans area, six banking offices in the Northshore region, three banking offices in Natchez, and five banking offices in the Houston area. For additional information on our acquisition activity, see Part II, Item 7 in this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisition Activity.”
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
The FDIC assesses deposit insurance premiums on the assessment base of a depository institution, which is the average total assets reduced by the amount of its average tangible equity. Under the current rules, when the reserve ratio for the Deposit Insurance Fund for the prior assessment period reaches, or is greater than 2.0% and less than 2.5%, assessment rates will range from two basis points to 28 basis points and when the reserve ratio for the prior assessment period is greater than 2.5%, assessment rates will range from one basis-point to 25 basis points. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. As of December 31, 2023, assessment rates ranged from five basis points to 32 basis points for all institutions, subject to adjustments for unsecured debt issued by the institution, unsecured debt issued by other FDIC-insured institutions, and brokered deposits held by the institution.
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
Regulatory Capital Requirements. Current OCC capital standards require institutions such as the Bank to satisfy a common equity Tier 1 capital requirement, a leverage capital requirement and a risk-based capital requirement. The common equity Tier 1 capital component generally consists of retained earnings and common stock instruments and must equal at least 4.5% of risk-weighted assets. Leverage capital, also known as “core” capital, must equal at least 4.0% of adjusted total assets. Core capital generally consists of common stockholders’ equity (including retained earnings). Under the risk-based capital requirement, “total” capital (a combination of core and “supplementary” capital) must equal at least 8.0% of “risk-weighted”

assets. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain a capital conservation buffer consisting of additional Tier 1 Common Equity Capital greater than 2.5% of risk weighted assets above the required minimum risk-based capital levels. The OCC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.
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
At December 31, 2023, the Bank exceeded all of its regulatory capital requirements, with Tier 1, Tier 1 common equity, Tier 1 common equity (to risk-weighted assets) and total risk-based capital ratios of 10.98%, 12.98%, 12.98% and 14.23%, respectively.
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
As of December 31, 2023, the Bank was deemed a well-capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.
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
On October 24, 2023, the federal banking agencies, including the OCC issued a final rule designed to strengthen and modernize regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. The Bank cannot predict the impact the changes to the CRA will have on its operations at this time.
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
In addition, Sections 22(g) and (h) of the Federal Reserve Act, place restrictions on loans to executive officers, directors and principal shareholders of a national bank and its affiliates. Under Section 22(h), loans to a director, an executive officer, a greater than 10% shareholder of a national bank and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, a national bank’s loans to one borrower limit (generally equal to 15% of the bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to any director, executive officer or principal shareholder or certain affiliated interests of either, over other employees of the national bank. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a national bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. The Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act, and as of December 31, 2023 was in compliance with the above restrictions.
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
Federal Home Loan Bank System. The Bank is a member of the FHLB of Dallas, which is one of 11 regional FHLBs that administer the home financing credit function of various financial institutions. The FHLBs provides financial institutions additional strength to serve their communities through financial services to support its mission of affordable housing and economic development. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. As of December 31, 2023, the Bank had $192.7 million of FHLB advances and $1.0 billion available on its line of credit with the FHLB.
As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 0.4% of its total assets in Class B-1 stock and activity-based investment of Class B-2 stock equal to 4.1% of its advances outstanding and 2.0% of acquired members advances currently on the Bank’s balance sheet. As of December 31, 2023, the Bank had $11.1 million in FHLB stock, which was in compliance with this requirement.
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
The federal banking agencies recently adopted rules providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rules require a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours.

Item 1A.    Risk Factors.
In analyzing whether to make or to continue an investment in our securities, investors should consider, among other factors, the following risk factors.
Risks Related to Our Lending Activities
There are increased risks involved with commercial real estate, including multi-family residential, commercial and industrial and construction and land lending activities.
Our lending activities include loans secured by commercial real estate and commercial and industrial loans. Our commercial and industrial loans, multi-family residential loans, and commercial real estate loans increased by an aggregate of 119.6%, 95.5% and 65.0% respectively, from December 31, 2019 through December 31, 2023. Excluding PPP loans, our commercial and industrial loans increased by an aggregate of 116.6% over the same time period. Generally, multi-family residential, commercial and industrial and commercial real estate lending involve a higher degree of risk than single-family residential lending due to a variety of factors. Due to the larger loan balances typically involved in these loans, an adverse development with respect to one loan or one borrower relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. As of December 31, 2023, the largest outstanding balances of our commercial and industrial, multi-family residential and commercial real estate loans were $18.6 million, $10.6 million and $20.9 million respectively. If a large loan were to become non-performing, as we have experienced in the past, it can have a significant impact on our results of operations. Because we intend to continue our growth in multi-family residential, commercial and industrial and commercial real estate loans, our credit risk exposure may increase and we may need to make additional provisions to our allowance for loan losses, which could adversely affect our future results of operations.
As of December 31, 2023, commercial real estate mortgage loans comprised approximately 46.2% of our loan portfolio. Commercial real estate mortgage loans generally involve a greater degree of credit risk than residential real estate mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. In recent years, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. The COVID-19 pandemic has also been a catalyst for the evolution of various remote work options which could impact the long-term performance of some types of office properties within our commercial real estate portfolio. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition and results of operations
In addition to commercial and industrial, multi-family residential loans, and commercial real estate, the Bank holds a significant portfolio of construction and land loans. As of December 31, 2023, the Bank’s construction and land loans amounted to $340.7 million, or 13.2% of our loan portfolio. Construction and land loans generally have a higher risk of loss than single-family residential mortgage loans due primarily to the critical nature of the initial estimates of a property’s value upon completion of construction compared to the estimated costs, including interest, of construction as well as other assumptions. If the estimates upon which construction loans are made prove to be inaccurate, we may be confronted with projects that, upon completion, have values which are below the loan amounts. If the Bank is forced to liquidate the collateral associated with such loans at values less than the remaining loan balance, it could have a significant impact on our results of operations.

Risks Related to Our Deposit Activities

Municipal deposits are an important source of cost-effective funds for us, and a reduced level of such deposits may hurt our profits.
Municipal deposits are an important source of our cost-effective funds, and we intend to continue to solicit municipal deposits following the completion of the conversion and stock offering. As of December 31, 2023, the Bank held $175.7 million in municipal deposits, consisting of public funds on deposit from local government entities domiciled in the States of Louisiana, Mississippi and Texas. Given our use of these high-average balance municipal deposits as a source of spread income, our inability to retain such funds could have an adverse effect on our liquidity. In addition, our municipal deposits are primarily demand deposit accounts or short-term deposits and therefore are more volatile and sensitive to changes in interest rates. If we are forced to pay higher rates on our municipal deposits to retain those funds, or if we are unable to retain those funds, it could have an adverse effect our net income.

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
Most of our loans are to individuals and businesses located in south Louisiana, west Mississippi and the Houston, Texas region. The oil and gas industry has a significant presence in the market areas in which we operate. Regional economic conditions affect the demand for our products and services as well as the ability of our customers to repay loans. Actions by members of the Organization of Petroleum Exporting Countries (“OPEC”) can impact global crude oil production levels and lead to significant volatility in global oil supplies and market oil prices. In recent years, decreased market oil prices compressed margins for many U.S. based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. While crude oil prices have rebounded since the Spring of 2020, global markets for oil and gas were disrupted by the COVID-19 pandemic. The current wars in Ukraine and Israel also have impacted global oil supplies and caused further volatility in oil prices. Continued fluctuations in crude oil prices could adversely affect our operations and economic conditions in some of our markets during 2024 and future periods, which could adversely affect our future results of operations. Although the Company attempts to mitigate risk by diversifying its borrower base, approximately $75.2 million, or 2.9% of the Company’s loan portfolio, at December 31, 2023 was comprised of loans to borrowers in the oil and gas industry (which is also referred to as the “energy sector”). We had an additional $37.8 million in unfunded loan commitments to companies in the energy sector at such date. At December 31, 2023, $1.4 million of our loans in the energy sector were on nonaccrual status, and $1.0 million of our total allowance for loan losses was attributable to energy sector loans. Historically, the oil and gas industry has been an important factor in the local economy in our Acadiana and Natchez markets as well as the Houston market. If oil prices decline, it could have an adverse effect on our customers resulting in increased levels of nonperforming loans, provisions for loan losses and expense associated with loan collection efforts.
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
While we are not aware of any specific factors indicating a deficiency in the amount of our allowance for credit losses, in light of the current economic environment, one of the most pressing issues faced by financial institutions is the adequacy of their allowance for credit losses. Federal bank regulators routinely scrutinize the level of the allowance for credit losses maintained by regulated institutions. In the event that we have to increase our allowance for credit losses beyond current levels, it would have an adverse effect on our results in future periods. As of December 31, 2023, our allowance for loan losses amounted to $31.5 million, or 1.22% of total loans and our total allowance for credit losses amounted to $34.1 million, or 1.32% of total loans. See Note 2 to the Consolidated Financial Statements for a detailed discussion of the Company's methodologies for estimating expected credit losses.
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
CECL requires expected credit related losses for available for sale debt securities to be recorded through an allowance for credit losses, while non-credit related losses will continue to be recognized through other comprehensive income. The Company’s held to maturity debt securities are also required to utilize the CECL approach to estimate expected credit losses.
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
The fair value of our investment securities can fluctuate due to factors outside of our control.
Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions with respect to individual securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause credit losses and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether impairment of a security is related to credit usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Significant negative changes to valuations could result in credit losses on our securities portfolio, which could have an adverse effect on our financial condition or results of operations. As of December 31, 2023, we had $31.4 million of accumulated other comprehensive losses.

Impairment of investment securities, goodwill, other intangible assets, or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

In assessing whether the impairment of investment securities is related to a deterioration in credit factors, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Significant negative industry or economic trends, reduced estimates of future cash flows or disruptions to our business, could indicate that goodwill might be impaired. Our valuation methodology for assessing impairment requires management to make judgements and assumptions based on historical experience and to rely on projections of future operating performance. In the event that we conclude in a future assessment that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2023, we had goodwill of $81.5 million, which represents approximately 22.2% of shareholders’ equity. See Notes 2 and 8 to the Consolidated Financial Statements for additional information concerning our goodwill and the required impairment test.

In assessing the realizability of DTAs, management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary.

The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.
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
Financial challenges at other banking institutions could lead to disruptive and destabilizing deposit outflows, as well as an increase in FDIC deposit premiums, which could negatively impact our profitability and results of operations.
In March 2023, Silicon Valley Bank and Signature Bank experienced large deposit outflows, coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into FDIC receivership. Additionally in May 2023, First Republic Bank experienced similar circumstances which resulted in the institution being placed into FDIC receivership. The placement of these institutions into receivership has resulted in market disruption and increased concerns that diminished depositor confidence across the banking industry in general could lead to deposit outflows that could destabilize other institutions. At December 31, 2023, we had $75.8 million in cash and cash equivalents. Notwithstanding our significant liquidity, large deposit outflows could materially and adversely affect our financial condition and results of operations. Following the placement of Silicon Valley Bank and Signature Bank into FDIC receivership, the federal banking regulators also issued a joint statement providing that the losses to support the uninsured deposits of those banks would be recovered via a special assessment on banks. The announced special assessment, as well as any future additional special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums, to the extent that they result in increased deposit insurance costs, would reduce our profitability.

Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 1C.    Cybersecurity.
Risk Management and Strategy
The Company recognizes that the security of our banking operations is critical to protecting our customers, maintaining our reputation and preserving the value of the Company. The Board of Directors, through the Enterprise Risk Committee (“ERC”), the Technology Steering Committee (“TSC”) and the Cyber Risk Oversight Committee (“CROC”), provides direction and oversight of the enterprise-wide risk management framework of the Company, and cybersecurity represents a component of the overall approach to enterprise-wide risk management. Our risk management program is designed to identify, assess, and mitigate risks across various aspects of our company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats. Our Director of Information Security is primarily responsible for this cybersecurity component and is a key member of the risk management organization, reporting directly to the Chief Risk Officer and, as discussed below, periodically to the TSC and the CROC. The Chairman of the CROC is an independent member of the Board of Directors and is considered an expert in technology and cybersecurity and provides regular updates on cybersecurity risk management to the Board of Directors.

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. The structure of our information security program is designed around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, and other industry standards. In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness. Our Director of Information Security and Director of Information Technology, who reports directly to our Director of Technology Management, along with key members of their teams, regularly collaborate with peer banks, industry groups, and policymakers to discuss cybersecurity trends and issues and identify best practices. The information security program is reviewed periodically by such personnel with the goal of addressing changing threats and conditions.

We employ an in-depth, layered, defensive strategy that embraces a “trust by design” philosophy when designing new products, services, and technology. We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats. We have established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests. We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity experts and third-party specialists. We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks associated with our use of third-party service providers and our supply chain. We also actively monitor our email gateways for malicious phishing email campaigns and monitor remote connections as a sizable portion of our workforce has the option to work remotely. We leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate Board-approved management committees, including the CROC. The Incident Response Plan is coordinated through the Director of Information Security and key members of management are embedded into the Plan by its design. The Incident Response Plan facilitates coordination across multiple parts of our organization and is evaluated at least annually.

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is severe. Our internal systems, processes, and controls are designed to mitigate loss from cyber-attacks. To our knowledge, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, including its business strategy, results of operations or financial condition. For further discussion of risks from cybersecurity threats, see the section captioned “Risks Related to Our Operational and Information Technology Systems” in Item 1A. Risk Factors.

Governance

Our Director of Information Security is accountable for managing our enterprise information security department and delivering our information security program. The responsibilities of this department include cybersecurity risk assessment, defense operations, incident response, vulnerability assessment, threat intelligence, identity access governance, third-party risk management, and business resilience. The foregoing responsibilities are covered on a day-to-day basis by a first line of defense function, and our second line of defense function, including the Director of Information Security, provides guidance, oversight, monitoring and challenging the first line’s activities. The second line of defense function is separated from the first line of defense function through organizational structure and reports directly to the Chief Risk Officer. The department consists of information security professionals with varying degrees of education and experience. Individuals within the department are subject to professional education and certification requirements. Our Director of Information Security has substantial relevant expertise and formal training in the areas of information security and cybersecurity risk management. Certifications include Certified Information Security Manager (“CISM”) and Certified Information Systems Security Professional (“CISSP”), which includes continuing education requirements.

Our Board of Directors has approved management committees including the TSC, which focuses on technology impact, and the CROC, which focuses on business impact. These committees provide oversight and governance of the technology program and the information security program. The TSC is chaired by management within the Company and includes the Chief Risk Officer, Director of Information Security and Director of Technology Management as well as other key departmental managers throughout the entire company. These committees meet at least quarterly to provide oversight of the risk management strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks. More frequent meetings occur from time to time in accordance with the Incident Response Plan to facilitate timely informing and monitoring efforts. The Director of Information Security reports summaries of key issues, including significant cybersecurity and/or privacy incidents, discussed at committee meetings and the actions taken to the CROC on a quarterly basis (or more frequently as may be required by the Incident Response Plan).

The CROC is responsible for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Our Director of Information Security and our Director of Technology Management provide quarterly reports to the CROC regarding the information security program and the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes. Our Board of Directors reviews and approves our information security and technology budgets and strategies annually. Additionally, the CROC reviews our cyber security risk profile on an annual basis. The chairman of our CROC provides a report of its activities to the full Board of Directors at least quarterly.

Item 2.    Properties.
We currently conduct business from 18 banking offices in Acadiana, four banking offices in Baton Rouge, six banking offices in Greater New Orleans, six banking offices in the Northshore (of Lake Pontchartrain) region of Louisiana, three banking offices in Natchez, Mississippi, and five banking offices in the Houston area. The Bank owns 33 of its 42 banking offices. The Bank leases the land for one banking office in our Northshore market, and leases one banking office in Acadiana, Baton Rouge, Mississippi and Greater New Orleans, respectively and five banking centers in the Houston market.
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
Item 4.    Mine Safety Disclosures.
Not applicable
PART II
Item 5.     Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)Home Bancorp, Inc.’s common stock is listed on the Nasdaq Global Select Market under the symbol “HBCP”. The common stock commenced trading on the Nasdaq Stock Market on October 3, 2008. As of the close of business on December 31, 2023, there were 8,158,281 shares of common stock outstanding, held by approximately 613 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following graph shows a comparison of the cumulative total returns for the common stock of Home Bancorp, Inc., the Nasdaq Composite Index, and the S&P US Small Cap Banks Index for the period beginning December 31, 2018 and ending December 31, 2023. The graph below represents $100 invested in our common stock at its closing price on December 31, 2018.

Total Return Performance
Index Value
250
200
150
100
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Home Bancorp, Inc.
NASDAQ Composite
S&P US Small Cap Banks

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Home Bancorp, Inc.	100.00	113.27	83.57	127.01	125.41	135.43
NASDAQ Composite	100.00	136.27	195.74	237.60	158.96	227.98
S&P US Small Cap Banks	100.00	125.46	113.94	158.62	139.85	140.55
The stock price information shown above is not necessarily indicative of future price performance. Information used was obtained from S&P Global Market Intelligence, Charlottesville, Virginia. The Company assumes no responsibility for any errors or omissions in such information.
The Company did not sell any of its equity securities during 2023 that were not registered under the Securities Act of 1933.
For information regarding the Company’s equity compensation plans, see Item 12.
(b)Not applicable.
(c)On October 18, 2023, the Company announced the approval of a new repurchase program (the "2023 Repurchase Plan"). Under the 2023 Repurchase Plan, the Company may purchase up to 405,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions. Shares repurchases under the 2023 Repurchase Plan will commence upon the completion of the Company's 2021 Repurchase Plan. The Company’s purchases of its common stock made during the fourth quarter of 2023 (which were made pursuant to the 2021 Repurchase Plan) are set forth in the following table. As of December 31, 2023, 31,446 shares remain to be purchased under the Company's 2021 Repurchase Plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2023	15,918	$32.53	15,918	437,062
November 1 - November 30, 2023	601	36.56	601	436,461
December 1 - December 31, 2023	15	38.51	15	436,446
Total	16,534	$32.68	16,534	436,446
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
EXECUTIVE OVERVIEW
The Company reported net income for 2023 of $40.2 million, or $4.99 diluted EPS compared to $34.1 million, or $4.16 diluted EPS, reported for 2022. Key components of the Company's performance in 2023 are summarized below.
•Assets increased $91.8 million, or 2.8%, from December 31, 2022 to $3.3 billion at December 31, 2023.
•Loans increased by $150.9 million, or 6.2%, from December 31, 2022 to $2.6 billion at December 31, 2023.
•During the year ended December 31, 2023, the Company provisioned $2.3 million of the allowance for loan losses compared to a $7.5 million provisioned for the year ended December 31, 2022. The provision charged in 2022 included $3.8 million for loans acquired in the Friendswood acquisition.
•The ALL totaled $31.5 million, or 1.22% of total loans, at December 31, 2023. The ACL, which is comprised of the allowance for loan losses plus the allowance for unfunded lending commitments, totaled $34.1 million, or 1.32% of total loans, at December 31, 2023.
•Total deposits increased $37.4 million, or 1.4%, from December 31, 2022 to $2.7 billion at December 31, 2023, primarily due to increase in certificate of deposits, which was partially offset with decreases in core deposits.
•The Company repurchased 164,272 shares of common stock at an average price of $32.01 per share during 2023.
•The net interest margin was 3.89% for the year ended December 31, 2023, down 3 bps compared to 2022, primarily due to an increase in the average cost of interest-bearing liabilities, partially offset with an increase in the average yield earned on interest-earning assets during 2023.
•The average rate paid on total interest-bearing deposits during 2023 was 1.56%, up 128 bps compared to 2022.
•Noninterest income increased $751,000, or 5.4%, in 2023 compared to 2022, primarily due to an increase in bank card fees and gain on sale of loans.
•Noninterest expense increased $932,000, or 1.1%, in 2023 compared to 2022 primarily due to increase in compensation and benefits, occupancy and provision for credit losses on unfunded commitments, which were partially offset with a recovery of foreclosed assets expense and lower franchise and shares tax expense. The Company incurred $2.0 million in pre-tax merger-related expenses during 2022.
SELECTED FINANCIAL DATA
Set forth below is selected summary historical financial and other data of the Company. When you read this summary historical financial data, it is important that you also read the historical financial statements and related notes contained in Item 8 of this Form 10-K. Taxable equivalent (“TE”) ratios have been calculated using a marginal tax rate of 21%.

	As of December 31,
(dollars in thousands)	2023	2022	2021	2020	2019
Selected Financial Condition Data:
Total assets	$3,320,122	$3,228,280	$2,938,244	$2,591,850	$2,200,465
Cash and cash equivalents	75,831	87,401	601,443	187,952	39,847
Interest-bearing deposits in banks	99	349	349	349	449
Investment securities:
Available for sale	433,926	486,518	327,632	254,752	257,321
Held to maturity	1,065	1,075	2,102	2,934	7,149
Loans receivable, net	2,550,101	2,401,451	1,819,004	1,946,991	1,696,493
Intangible assets	86,372	87,973	61,949	63,112	64,472
Deposits	2,670,624	2,633,181	2,535,849	2,213,821	1,820,975
Other borrowings	5,539	5,539	5,539	5,539	5,539
Subordinated debt, net of issuance cost	54,241	54,013	—	—	—
Federal Home Loan Bank advances	192,713	176,213	26,046	28,824	40,620
Shareholders’ equity	367,444	329,954	351,903	321,842	316,329

	For the Years Ended December 31,
(dollars in thousands, except per share data)	2023	2022	2021	2020	2019
Selected Operating Data:
Interest income	$163,663	$125,930	$106,902	$104,129	$102,208
Interest expense	42,971	7,915	5,913	11,918	16,212
Net interest income	120,692	118,015	100,989	92,211	85,996
Provision (reversal) for loan losses	2,341	7,489	(10,161)	12,728	3,014
Net interest income after provision for loan losses	118,351	110,526	111,150	79,483	82,982
Noninterest income	14,636	13,885	16,271	14,305	14,415
Noninterest expense	82,841	81,909	66,982	62,981	63,605
Income before income taxes	50,146	42,502	60,439	30,807	33,792
Income taxes	9,906	8,430	11,818	6,042	5,860
Net income	$40,240	$34,072	$48,621	$24,765	$27,932
Earnings per share - basic	$5.02	$4.19	$5.80	$2.86	$3.08
Earnings per share - diluted	$4.99	$4.16	$5.77	$2.85	$3.05
Cash dividends per share	$1.00	$0.93	$0.91	$0.88	$0.84

	As of or For the Years Ended December 31,
	2023	2022	2021	2020	2019
Selected Operating Ratios: (1)
Average yield on interest-earning assets(TE)	5.28%	4.19%	4.11%	4.48%	5.07%
Average rate on interest-bearing liabilities	2.08	0.41	0.35	0.76	1.13
Average interest rate spread(TE)(2)	3.20	3.78	3.76	3.72	3.94
Net interest margin(TE)(3)	3.89	3.92	3.88	3.96	4.26
Average interest-earning assets to average interest-bearing liabilities	148.73	154.87	152.48	146.05	140.07
Noninterest expense to average assets	2.54	2.58	2.42	2.53	2.89
Efficiency ratio(4)	61.21	62.10	57.12	59.13	63.34
Return on average assets	1.23	1.07	1.76	0.99	1.27
Return on average common equity	11.59	10.16	14.38	7.83	8.95

	As of or For the Years Ended December 31,
	2023	2022	2021	2020	2019
Return on average tangible common equity (Non-GAAP)(8)	15.95	13.93	17.98	10.24	11.83
Common stock dividend payout ratio	20.04	22.36	15.77	30.88	27.54
Average equity to average assets	10.64	10.55	12.22	12.69	14.19
Book value per common share	$45.04	$39.82	$41.27	$36.82	$34.19
Tangible book value per common share (Non-GAAP)(9)	34.45	29.20	34.00	29.60	27.22
Asset Quality Ratios: (5) (6)
Non-performing loans as a percent of total loans receivable	0.34%	0.43%	0.72%	0.61%	1.17%
Non-performing assets as a percent of total assets	0.31	0.34	0.49	0.95	0.95
Allowance for loan losses as a percent of non-performing loans as of end of period	357.8	278.64	158.9	110.0	110.0
Allowance for loan losses as a percent of net loans as of end of period	1.22	1.15	1.15	1.29	1.29

Capital Ratios: (5) (7)
Tier 1 risk-based capital ratio	12.98%	12.43%	14.66%	13.92%	14.22%
Leverage capital ratio	10.98	10.43	9.77	9.68	11.17
Total risk-based capital ratio	14.23	13.63	15.85	15.18	15.28

(1)With the exception of end-of-period ratios, all ratios are based on average daily balances during the respective periods.
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
(6)Due to the adoption of ASC 326, asset quality ratios are based on total non-performing assets at December 31, 2023, 2022, 2021 and 2020. For the periods prior to January 1, 2020, asset quality ratios represent originated non-performing assets. Acquired nonimpaired loans, which were on nonaccrual or 90 days or more past due, and acquired assets, which were foreclosed assets or ORE, are not included for periods prior to January 1, 2020. Acquired nonimpaired loans, which were on nonaccrual or 90 days or more past due totaled $9.8 million at December 31, 2019. Acquired assets, which were foreclosed assets or ORE, totaled $2.4 million at December 31, 2019. Refer to Note 2 to the Consolidated Financial Statements for more information on the adoption of ASC 326.
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

Non-GAAP Reconciliation

	As of or For the Years Ended December 31,
(dollars in thousands, except per share data)	2023	2022	2021	2020	2019
Book value per common share	$45.04	$39.82	$41.27	$36.82	$34.19
Less: Intangibles	10.59	10.62	7.27	7.22	6.97
Tangible book value per common share	34.45	29.20	34.00	29.60	27.22
Net Income	40,240	34,072	48,621	24,765	27,932
Add: CDI amortization, net of tax	1,264	1,266	919	1,074	1,251
Non-GAAP tangible income	41,504	35,338	49,540	25,839	29,183
Return on common equity	11.59%	10.16%	14.38%	7.83%	8.95%
Add: Intangibles	4.36	3.77	3.60	2.41	2.88
Return on average tangible common equity	15.95%	13.93%	17.98%	10.24%	11.83%
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
Allowance for Credit Losses
Management considers the policies related to the allowance for credit losses as the most critical to the financial statement presentation. The total allowance for credit losses includes activity related to allowances calculated in accordance with Accounting Standards Codification ("ASC") 326, Financial Instruments — Credit Losses. The allowance for credit losses is established through a provision for credit losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the credit losses expected to be recognized over the life of the loans in our portfolio. The allowance for credit losses on loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. For purposes of determining the allowance for credit losses, the loan portfolio is segregated by product types in order to recognize differing risk profiles among categories. Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. Management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Adjustments to historical loss information are made to incorporate our reasonable and supportable forecast of future losses at the portfolio segment level, as well as any necessary qualitative adjustments, including, but not limited to, changes in current and expected future economic conditions, changes in industry experience and industry loan concentrations, changes in the volume and severity of nonperforming assets, changes in lending policies and personnel and changes in the competitive and regulatory environment of the banking industry. Loans that do not share similar risk characteristics are individually evaluated and are excluded from the pooled loan analysis.
Allowance for credit losses on unfunded loan commitments represents expected credit losses over the contractual period for which the Company is exposed to credit risk from a contractual obligation to extend credit. No allowance is recorded if the Company has the unconditional right to cancel the obligation. The allowance is reported as a component of other liabilities within the Consolidated Statements of Financial Condition. Adjustments to the allowance for unfunded commitments are reported in the Consolidated Statements of Income as a component of Noninterest Expense.
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
Total loans in portfolio (which does not include mortgage loans held for sale) increased $150.9 million, or 6.2%, from December 31, 2022 to $2.6 billion at December 31, 2023. At December 31, 2023, the total recorded net investment in PPP loans was $5.5 million, which is included in commercial and industrial loans. The recorded investment in PPP loans is net of $60,000 in deferred lender fees, which will be amortized into interest income over the life of the loans. Excluding PPP loans, total loans increased by $152.0 million, or 6.3%.

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

	December 31,
(dollars in thousands)	2023	2022	2021	2020	2019
Real estate loans:
One- to four-family first mortgage	$433,401	$389,616	$350,843	$395,638	$430,820
Home equity loans and lines	68,977	61,863	60,312	67,700	79,812
Commercial real estate	1,192,691	1,152,537	801,624	750,623	722,807
Construction and land	340,724	313,175	259,652	221,823	195,748
Multi-family residential	107,263	100,588	90,518	87,332	54,869
Total real estate loans	2,143,056	2,017,779	1,562,949	1,523,116	1,484,056

Other loans:
Commercial and industrial	405,659	377,894	244,123	417,926	184,701
Consumer	32,923	35,077	33,021	38,912	45,604
Total other loans	438,582	412,971	277,144	456,838	230,305
Total loans	$2,581,638	$2,430,750	$1,840,093	$1,979,954	$1,714,361
The following table reflects contractual loan maturities as of December 31, 2023, unadjusted for scheduled principal reductions, prepayments, or repricing opportunities. The table also reflects the portion of loans due after one year that have fixed or variable interest rates.

	Amounts as of December 31, 2023 which mature in:
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
One- to four-family first mortgage	$27,152	$108,222	$73,752	$224,275	$433,401
Home equity loans and lines	3,809	8,140	8,388	48,640	68,977
Commercial real estate	128,588	575,761	365,414	122,928	1,192,691
Construction and land	141,530	140,355	32,937	25,902	340,724
Multi-family residential	28,768	50,488	16,361	11,646	107,263
Commercial and industrial	188,823	121,229	95,606	1	405,659
Consumer	3,406	11,974	16,277	1,266	32,923
Total	$522,076	$1,016,169	$608,735	$434,658	$2,581,638

Loans with fixed interest rates:
One- to four-family first mortgage		$102,794	$50,194	$101,557	$254,545
Home equity loans and lines		1,669	4,818	102	6,589
Commercial real estate		508,958	278,158	14,485	801,601
Construction and land		109,448	16,439	—	125,887
Multi-family residential		47,366	12,353	7,233	66,952
Commercial and industrial		78,493	69,918	1	148,412
Consumer		9,402	16,208	1,065	26,675
Total		$858,130	$448,088	$124,443	$1,430,661

Loans with variable interest rates:
One- to four-family first mortgage		$5,428	$23,558	$122,718	$151,704
Home equity loans and lines		6,471	3,570	48,538	58,579
Commercial real estate		66,803	87,256	108,443	262,502
Construction and land		30,907	16,498	25,902	73,307
Multi-family residential		3,122	4,008	4,413	11,543
Commercial and industrial		42,736	25,688	—	68,424

	Amounts as of December 31, 2023 which mature in:
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Consumer		2,572	69	201	2,842
Total		$158,039	$160,647	$310,215	$628,901
Allowance for Credit Losses
Effective January 1, 2020, the Company adopted the guidance under ASC 326, Financial Instruments — Credit Losses, which introduced a new model known as CECL. For reporting periods beginning on and after January 1, 2020 and the adoption of ASC 326, the ACL is maintained at level that reflects expected losses for the full life of the financial assets. Prior to January 1, 2020 and the adoption of ASC 326, the ALL was maintained at an amount which management determined covered reasonably estimable and probable losses. The adoption impact of the change in accounting principle is reflected in the table below as an increase to the beginning balance in 2020. Management recalculates the ACL at least quarterly to reassess the estimate of credit losses for the total portfolio at the relevant reporting date. For more information on the adoption of ASC 326 and the Company's relevant accounting policies, refer to Note 2 of the Consolidated Financial Statements.
The following table presents the activity in the allowance for credit losses for the years indicated.

	For the Years Ended December 31,
(dollars in thousands)	2023	2022	2021	2020	2019
Allowance for loan losses:
Beginning balance	$29,299	$21,089	$32,963	$17,868	$16,348
ASC 326 adoption impact	—	—	—	4,633	—
Provision for acquired PCD loans	—	1,415	—	—	—
Provision for loan losses	2,341	7,489	(10,161)	12,728	3,014
Loans charged off:
One- to four-family first mortgage	(12)	(80)	(176)	(99)	(4)
Home equity loans and lines	—	—	(6)	(575)	(42)
Commercial real estate	(29)	(270)	(1,337)	(5)	(360)
Construction and land	—	—	—	(688)	(6)
Multi-family residential	—	—	—	—	—
Commercial and industrial	(255)	(792)	(599)	(984)	(893)
Consumer	(175)	(256)	(187)	(250)	(272)
Recoveries on charged off loans	368	704	592	335	83
Ending balance - allowance for loan losses	$31,537	$29,299	$21,089	$32,963	$17,868

Allowance for unfunded lending commitments:
Beginning balance	$2,093	$1,815	$1,425	$—	$—
ASC 326 adoption impact	—	—	—	1,425	—
Provision for losses on unfunded commitments	501	278	390	—	—
Ending balance - allowance for unfunded commitments	2,594	2,093	1,815	1,425	—
Total allowance for credit losses	$34,131	$31,392	$22,904	$34,388	$17,868
At December 31, 2023, the ALL totaled $31.5 million, or 1.22% of total loans, and the ACL, which includes the reserve for unfunded lending commitments, totaled $34.1 million, or 1.32% of total loans. For the year ended December 31, 2023, the Company provisioned $2.3 million of the allowance for loan losses compared to a provision of $7.5 million for the year ended December 31, 2022. The provision for loan losses during 2023 primarily reflected our loan growth during the year. The provision for loan losses during 2022 primarily reflected our assessment of the risk characteristics of loans acquired in the acquisition of Friendswood, which amounted to $3.8 million of the 2022 provision amount and loan growth.

The following table presents the allocation of the allowance for loan losses as of December 31 for the years indicated.

	December 31,
	2023		2022		2021		2020		2019
(dollars in thousands)	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans
One-to four-family first mortgage	$3,255	16.8%	$2,883	16.0%	$1,944	19.1%	$3,065	20.0%	$2,715	25.1%
Home equity loans and lines	688	2.7	624	2.6	508	3.2	676	3.4	1,084	4.6
Commercial real estate	14,805	46.2	13,814	47.4	10,454	43.6	18,851	37.9	6,541	42.2
Construction and land	5,415	13.2	4,680	12.9	3,572	14.1	4,155	11.2	2,670	11.4
Multi-family residential	474	4.1	572	4.1	457	4.9	1,077	4.4	572	3.2
Commercial and industrial	6,166	15.7	6,024	15.6	3,520	13.3	4,276	21.1	3,694	10.8
Consumer	734	1.3	702	1.4	634	1.8	863	2.0	592	2.7
Total	$31,537	100.0%	$29,299	100.0%	$21,089	100.0%	$32,963	100.0%	$17,868	100.0%
The following table shows credit ratios at and for the periods indicated and each component of the ratio's calculation:

	For the Years Ended December 31,
	2023	2022	2021	2020	2019
Allowance for loan losses as a percentage of total loans outstanding	1.22%	1.21%	1.15%	1.66%	1.04%
Allowance for loan losses	$31,537	$29,299	$21,089	$32,963	$17,868
Total loans outstanding	$2,581,638	$2,430,750	$1,840,093	$1,979,954	$1,714,361

Nonaccrual loans as a percentage of total loans outstanding	0.34%	0.43%	0.72%	0.94%	1.42%
Total nonaccrual loans	$8,814	$10,513	$13,269	$18,677	$24,386
Total loans outstanding	$2,581,638	$2,430,750	$1,840,093	$1,979,954	$1,714,361

Allowance for loan losses as a percentage of nonaccrual loans	357.81%	278.69%	158.93%	176.49%	73.27%
Allowance for loan losses	$31,537	$29,299	$21,089	$32,963	$17,868
Total nonaccrual loans	$8,814	$10,513	$13,269	$18,677	$24,386

Net charge-offs during period to average loans outstanding:
One-to four family residential loans	0.01%	(0.01)%	(0.04)%	(0.02)%	—%
Net charge-offs	$31	$(41)	$(131)	$(86)	$(4)
Average loans outstanding	$414,780	$367,570	$372,207	$422,156	$441,183

Net charge-offs during period to average loans outstanding:
Home equity loans and lines	0.01%	0.02%	0.03%	(0.76)%	(0.03)%
Net charge-offs	$6	$14	$19	$(559)	$(26)
Average loans outstanding	$66,428	$60,023	$62,957	$73,396	$80,994

Net charge-offs during period to average loans outstanding:
Commercial real estate	0.01%	(0.03)%	(0.17)%	0.01%	(0.05)%
Net charge-offs	$71	$(270)	$(1,337)	$50	$(360)
Average loans outstanding	$1,170,475	$1,024,610	$769,950	$728,959	$686,442

	For the Years Ended December 31,
	2023	2022	2021	2020	2019

Net charge-offs during period to average loans outstanding:
Construction and land	—%	—%	0.03%	(0.33)%	—%
Net charge-offs	$—	$—	$63	$(688)	$(6)
Average loans outstanding	$328,218	$297,218	$241,725	$205,591	$194,976

Net charge-offs during period to average loans outstanding:
Multi-family residential	—%	—%	—%	—%	—%
Net charge-offs	$—	$—	$—	$—	$—
Average loans outstanding	$104,166	$97,753	$87,101	$72,906	$50,474

Net charge-offs during period to average loans outstanding:
Commercial and industrial	(0.02)%	(0.10)%	(0.08)%	(0.24)%	(0.49)%
Net charge-offs	$(75)	$(283)	$(286)	$(878)	$(868)
Average loans outstanding	$392,397	$294,459	$356,180	$360,930	$178,236

Net charge-offs during period to average loans outstanding:
Consumer	(0.40)%	(0.34)%	(0.12)%	(0.25)%	(0.47)%
Net charge-offs	$(136)	$(114)	$(41)	$(105)	$(230)
Average loans outstanding	$33,837	$33,334	$35,647	$41,350	$49,297
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
At December 31, 2023 and 2022, loans identified as individually evaluated for expected losses were $4.2 million and $5.0 million, respectively. Due to the adoption of ASC 326, total loans identified as impaired and individually evaluated at December 31, 2023 included $1.4 million of acquired loans, of which none were acquired with deteriorated credit quality. For more information on the adoption of ASC 326, refer to Note 2 of the Consolidated Financial Statements.

The following tables provide a summary of loans individually evaluated for expected losses as of the dates indicated.

	December 31, 2023
(dollars in thousands)	Recorded Investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$—	$—	—%
Home equity loans and lines	—	—	—
Commercial real estate	3,957	201	5.08
Construction and land	147	123	83.67
Multi-family residential	—	—	—
Commercial and industrial	112	95	84.82
Consumer	—	—	—
Total	$4,216	$419	9.94%

	December 31, 2022
(dollars in thousands)	Recorded Investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$—	$—	—%
Home equity loans and lines	—	—	—
Commercial real estate	4,743	550	11.60
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	204	171	83.82
Consumer	86	—	—
Total	$5,033	$721	14.33%
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
At December 31, 2023 and 2022, we had a total of $28.2 million and $21.5 million, respectively, in loans classified as substandard. We had no assets classified as doubtful or loss at either date. For additional information, see Note 5 to the Consolidated Financial Statements.
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
The following table sets forth the composition of the Company’s total nonperforming assets and troubled debt restructurings as of the dates indicated.

	December 31,
(dollars in thousands)	2023	2022	2021	2020	2019
Nonaccrual loans (1):
Real estate loans:
One- to four-family first mortgage	$1,600	$2,300	$3,575	$3,838	$3,948
Home equity loans and lines	208	34	38	63	1,244
Commercial real estate	5,203	6,945	8,431	12,298	13,325
Construction and land	1,181	315	258	469	2,469
Multi-family residential	—	—	—	—	—
Other loans:
Commercial and industrial	331	378	763	1,717	3,224
Consumer	291	541	204	292	176
Total nonaccrual loans	8,814	10,513	13,269	18,677	24,386
Accruing loans 90 days or more past due	—	2	6	2	—
Total nonperforming loans	8,814	10,515	13,275	18,679	24,386
Foreclosed assets and ORE	1,575	461	1,189	1,302	4,156
Total nonperforming assets	10,389	10,976	14,464	19,981	28,542
Performing troubled debt restructurings(2)	—	6,205	4,963	2,085	2,378
Total nonperforming assets and troubled debt restructurings	$10,389	$17,181	$19,427	$22,066	$30,920
Nonperforming loans to total loans	0.34%	0.43%	0.72%	0.94%	1.42%
Nonperforming loans to total assets	0.27%	0.33%	0.45%	0.72%	1.11%
Nonaccrual loans to total loans	0.34%	0.43%	0.72%	0.94%	1.42%
Nonperforming assets to total assets	0.31%	0.34%	0.49%	0.77%	1.30%
Total loans outstanding	$2,581,638	$2,430,750	$1,840,093	$1,979,954	$1,714,361
Total assets outstanding	$3,320,122	$3,228,280	$2,938,244	$2,591,850	$2,200,465
(1)Prior to January 1, 2020, PCD loans were classified as PCI under ASC 310-30 and excluded from nonperforming loans because they continued to earn interest income from the accretable yield at the pool level regardless of their status as past due or otherwise not in compliance with their contractual terms. At adoption, the pools were discontinued and performance is based on contractual terms for individual loans. Refer to Note 2 to the Consolidated Financial Statements for more information on the adoption of ASC 326. PCI loans that were 90 days or more past due and were accounted for under ASC 310-30 totaled $2.2 million at December 31, 2019.
(2)With the adoption of ASU 2022-02, effective January 1, 2023, TDR accounting has been eliminated.
Total nonperforming assets decreased by $587,000, or 5.3%, to $10.4 million at December 31, 2023, compared to $11.0 million at December 31, 2022. The ratio of nonperforming assets to total assets was 0.31% at December 31, 2023, compared to 0.34% at December 31, 2022.
As of December 31, 2023, total nonperforming loans were down $1.7 million, or 16.2%, from December 31, 2022 primarily due to improved performance of loans and paydowns on nonaccrual loans. Foreclosed assets and ORE were up $1.1 million, or 241.6%, from December 31, 2022.

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
The investment securities portfolio decreased by an aggregate of $52.6 million, or 10.8%, during 2023. Securities available for sale made up 99.8% of the investment securities portfolio as of December 31, 2023. The following table sets forth the amortized cost and market value of our investment securities portfolio as of the dates indicated.

	December 31,
	2023		2022		2021
(dollars in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Available for sale:
U.S. agency mortgage-backed	$314,569	$283,853	$355,014	$316,832	$234,720	$233,773
Collateralized mortgage obligations	82,764	79,262	91,217	86,345	31,356	31,912
Municipal bonds	53,891	46,674	67,476	57,625	51,094	50,719
U.S. government agency	19,151	18,049	20,600	19,333	5,615	5,614
Corporate bonds	6,982	6,088	6,980	6,383	5,500	5,614
Total available for sale	477,357	433,926	541,287	486,518	328,285	327,632
Held to maturity:
Municipal bonds	1,065	1,066	1,075	1,072	2,102	2,132
Total held to maturity	1,065	1,066	1,075	1,072	2,102	2,132
Total investment securities	$478,422	$434,992	$542,362	$487,590	$330,387	$329,764
The following table sets forth the fixed versus adjustable rate profile of the investment securities portfolio as of the dates indicated. All amounts are shown at amortized cost.

	December 31,
(dollars in thousands)	2023	2022	2021
Fixed rate:
Available for sale	$451,517	$511,960	$300,923
Held to maturity	1,065	1,075	2,102
Total fixed rate	452,582	513,035	303,025
Adjustable rate:
Available for sale	25,840	29,327	27,362
Total adjustable rate	25,840	29,327	27,362
Total investment securities	$478,422	$542,362	$330,387

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities as of December 31, 2023. No tax-exempt yields have been adjusted to a tax-equivalent basis. All amounts are shown at amortized cost.

	Amounts as of December 31, 2023 which mature in:
(dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Through Ten Years	Over Ten Years	Total
Available for sale:
U.S. agency mortgage-backed	$236	$82,757	$85,306	$146,270	$314,569
Collateralized mortgage obligations	432	62,779	576	18,977	82,764
Municipal bonds	—	1,889	28,161	23,841	53,891
U.S. government agency	—	5,232	13,664	255	19,151
Corporate bonds	—	—	6,982	—	6,982
Total available for sale	668	152,657	134,689	189,343	477,357
Weighted average yield	5.29%	2.59%	2.52%	2.04%	2.36%
Held to maturity:
Municipal bonds	—	1,065	—	—	1,065
Total held to maturity	—	1,065	—	—	1,065
Weighted average yield	—%	4.00%	—%	—%	4.00%
Total investment securities	$668	$153,722	$134,689	$189,343	$478,422
Weighted average yield	5.29%	2.60%	2.52%	2.04%	2.36%
The following table summarizes activity in the Company’s investment securities portfolio during 2023.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2022	$486,518	$1,075
Sales	(14,011)	—
Principal maturities, prepayments and calls	(49,554)	—
Amortization of premiums and accretion of discounts	(364)	(10)
Increase in market value	11,337
Balance, December 31, 2023	$433,926	$1,065
As of December 31, 2023, the Company had a net unrealized loss on its available for sale investment securities portfolio of $43.4 million, compared to a net unrealized loss of $54.8 million as of December 31, 2022. Management has determined that the declines in the fair value of these securities are due primarily to the rising interest rate environment and were not attributable to credit losses. The Company has the intent and ability to hold the securities until maturity or until anticipated recovery. During 2023, the Company sold an aggregate of $14.0 million in investment securities at a net loss of 249,000.
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
Total deposits were $2.7 billion as of December 31, 2023, up $37.4 million, or 1.4%, compared to December 31, 2022. Certificates of deposits totaled $644.7 million as of December 31, 2023, up $309.3 million, or 92.2%, compared to December 31, 2022. The following table sets forth the composition of the Company’s deposits as of the dates indicated.

	December 31,		Increase/(Decrease)
(dollars in thousands)	2023	2022	Amount	Percent
Demand deposit	$744,424	$904,301	$(159,877)	(17.7)%
Savings	231,624	305,871	(74,247)	(24.3)
Money market	408,024	423,990	(15,966)	(3.8)
NOW	641,818	663,574	(21,756)	(3.3)
Certificates of deposit	644,734	335,445	309,289	92.2
Total deposits	$2,670,624	$2,633,181	$37,443	1.4%
The following table shows the daily average balances of deposits by type and weighted-average rate paid for the periods indicated.

	For the Years Ended December 31,
(dollars in thousands)	2023			2022			2021
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Noninterest-bearing demand deposits	$821,592			$894,103			$717,536
Interest-bearing deposits
Interest-bearing demand deposits	265,850	$1,079	0.41%	313,151	413	0.13%	274,359	367	0.13%
Savings	638,846	5,464	0.86	745,463	1,941	0.26	689,991	1,940	0.28
Money market accounts	389,959	6,881	1.76	441,367	1,187	0.27	353,643	575	0.16
Certificates of deposit	465,710	14,080	3.02	358,729	1,674	0.47	338,487	2,348	0.69
Total interest-bearing deposits	1,760,365	27,504	1.56%	1,858,710	5,215	0.28%	1,656,480	5,230	0.32%
Total deposits	$2,581,957			$2,752,813			$2,374,016
The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) were $748.6 million at December 31, 2023 and $830.9 million at December 31, 2022. Certificates of deposit in the amount of $250,000 and over increased $121.3 million, or 174.7%, from $69.4 million at December 31, 2022 to $190.7 million at December 31, 2023. The following table details the remaining maturity of large-denomination certificates of deposit of $250,000 and over as of the dates indicated.

	December 31,
(dollars in thousands)	2023	2022	2021
3 months or less	$46,372	$19,826	$19,481
3 - 6 months	33,421	13,646	13,586
6 - 12 months	89,262	26,620	21,631
12 - 36 months	20,366	8,040	7,355
More than 36 months	1,312	1,310	1,168
Total certificates of deposit greater than $250,000	$190,733	$69,442	$63,221
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
The carrying value of subordinated debt was $54.2 million and $54.0 million at December 31, 2023 and December 31, 2022, respectively. The subordinated debt was recorded net of issuance costs, which is being amortized using the straight-line method over five years.
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
The Company had $150.0 million short-term FHLB advances as of December 31, 2023, down $5.0 million, or 3.2%, compared to $155.0 million as of December 31, 2022. Long-term FHLB advances totaled $42.7 million as of December 31, 2023, up $21.5 million, or 101.4%, compared to $21.2 million as of December 31, 2022.
Average FHLB advances were $243.5 million during 2023, up $210.8 million, or 643.3%, from 2022.
Shareholders’ Equity
Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At December 31, 2023, shareholders’ equity totaled $367.4 million, up $37.5 million, or 11.4%, compared to $330.0 million at December 31, 2022. The increase was primarily due to the Company’s earnings for the year ended December 31, 2023 and a reduction in other comprehensive loss, partially offset by shareholders' dividends and repurchases of shares of the Company's common stock.

RESULTS OF OPERATIONS
Net income in 2023 was $40.2 million, up $6.2 million, or 18.1%, compared to 2022. Diluted EPS for 2023 was $4.99, up $0.83, or 20.0%, from 2022. For the year ended December 31, 2023, the Company provisioned $2.3 million of the allowance for loan losses compared to a provision of $7.5 million for the year ended December 31, 2022. The provision during 2022 was significantly impacted by the acquisition of Friendswood.
Net income in 2022 was $34.1 million, down $14.5 million, or 29.9%, compared to 2021. Diluted EPS for 2022 was $4.16, down $1.61, or 27.9% from 2021. The net income in 2022 was significantly impacted by the acquisition of Friendswood and the provision for loan losses.
Net Interest Income
Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s net interest spread was 3.20%, 3.78% and 3.76% for the years ended December 31, 2023, 2022, and 2021, respectively.
Net interest income totaled $120.7 million in 2023, up $2.7 million, or 2.3%, compared to $118.0 million in 2022. The increase was primarily due to the impact of a full year of Friendswood's interest-earning assets and loan growth. Total interest expense increased $35.1 million, or 442.9%, in 2023 compared to 2022 primarily related higher FHLB advances during 2023 compared to 2022, increased costs in interest-bearing deposits and a full year of interest expense on our subordinated debt issued in 2022. The average cost of total interest-bearing deposits increased by 128 basis points to 1.56% in 2023.
The Company recognized $34,000 and $1.2 million of PPP lender fees in loan interest income in 2023 and 2022, respectively. The remaining balance of $60,000 in deferred lender fees at December 31, 2023 will be amortized into interest income over the remaining life of the PPP loans.

In 2022, net interest income totaled $118.0 million, up $17.0 million, or 16.9%, compared to $101.0 million in 2021. The increase in net interest income for 2022 compared to 2021 was primarily due to the addition of Friendswood's interest-earning assets. Total interest expense increased $2.0 million, or 33.9%, in 2022 compared to 2021 primarily related to the subordinated debt we issued on June 30, 2022. The average cost of total interest-bearing deposits in 2022 totaled 0.28%, down 4 basis points from 2021.
The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 3.89%, 3.92%, and 3.88% during the years ended December 31, 2023, 2022, and 2021, respectively.
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

	For the Years Ended December 31,
(dollars in thousands)	2023			2022			2021
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans receivable(1)	$2,510,301	$149,338	5.88%	$2,174,967	$112,660	5.12%	$1,925,767	$101,577	5.22%
Investment securities(TE)
Taxable	485,201	11,537	2.38	455,757	9,647	2.12	263,459	4,301	1.63
Tax-exempt	19,322	367	2.41	24,371	481	2.50	19,506	339	2.20
Total investment securities	504,523	11,904	2.38	480,128	10,128	2.14	282,965	4,640	1.67
Other interest-earning assets	54,323	2,421	4.46	325,429	3,142	0.97	367,241	685	0.19
Total interest-earning assets(TE)	3,069,147	163,663	5.28	2,980,524	125,930	4.19	2,575,973	106,902	4.11
Noninterest-earning assets	193,673			198,338			189,905
Total assets	$3,262,820			$3,178,862			$2,765,878
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,294,655	$13,424	1.04%	$1,499,981	$3,541	0.24%	$1,317,993	$2,882	0.22%
Certificates of deposit	465,710	14,080	3.02	358,729	1,674	0.47	338,487	2,348	0.69
Total interest-bearing deposits	1,760,365	27,504	1.56	1,858,710	5,215	0.28	1,656,480	5,230	0.32
Other borrowings	5,567	214	3.84	5,603	213	3.80	5,581	212	3.81
Subordinated debt	54,128	3,390	6.26	27,396	1,710	6.24	—	—	—
FHLB advances	243,513	11,863	4.81	32,762	777	2.36	27,319	471	1.72
Total interest-bearing liabilities	2,063,573	42,971	2.08	1,924,471	7,915	0.41	1,689,380	5,913	0.35
Noninterest-bearing liabilities	851,942			918,937			738,491
Total liabilities	2,915,515			2,843,408			2,427,871
Shareholders’ equity	347,305			335,454			338,007
Total liabilities and shareholders’ equity	$3,262,820			$3,178,862			$2,765,878
Net interest-earning assets	$1,005,574			$1,056,053			$886,593
Net interest income; net interest spread(TE)		$120,692	3.20%		$118,015	3.78%		$100,989	3.76%
Net interest margin(TE)			3.89%			3.92%			3.88%
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

	2023 Compared to 2022 Change Attributable To			2022 Compared to 2021 Change Attributable To
(dollars in thousands)	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
Interest income:
Loans receivable	$18,114	$18,564	$36,678	$4,086	$6,997	$11,083
Investment securities	972	804	1,776	2,505	2,983	5,488
Other interest-earning assets	1,401	(2,122)	(721)	1,599	858	2,457
Total interest income	20,487	17,246	37,733	8,190	10,838	19,028
Interest expense:
Savings, checking and money market accounts	6,501	3,382	9,883	314	345	659
Certificates of deposit	7,296	5,110	12,406	(451)	(223)	(674)
Other borrowings	1	—	1	—	1	1
Subordinated debt	630	1,050	1,680	—	1,710	1,710
FHLB advances	4,461	6,625	11,086	157	149	306
Total interest expense	18,889	16,167	35,056	20	1,982	2,002
Increase (decrease) in net interest income	$1,598	$1,079	$2,677	$8,170	$8,856	$17,026
Interest income includes interest income earned on earning assets as well as applicable loan fees earned. Interest income that would have been earned on nonaccrual loans had they been on accrual status is not included in the data reported above.
Provision for Loan Losses
For the year ended December 31, 2023, the Company provisioned $2.3 million to the allowance for loan losses compared to a provision of $7.5 million and a reversal of $10.2 million for 2022 and 2021, respectively. The provision for loan losses during 2023 reflected our assessment of the change in expected losses due primarily to loan growth during the year.
Net charge-offs were $103,000 for 2023, compared to net charge-offs of $694,000 and $1.7 million for 2022 and 2021, respectively. Net loan charge-offs for 2023 were primarily attributable to originated commercial and industrial and consumer loans. Charge-offs during 2022 were primarily attributable to an originated commercial and industrial loan and one acquired Friendswood commercial relationship.
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Allowance for Credit Losses" provides additional information on the changes in the ALL and ACL.

Noninterest Income
The following table illustrates the primary components of noninterest income for the years indicated.

(dollars in thousands)	2023	2022	2023 vs 2022 Percent Increase (Decrease)	2021	2022 vs 2021 Percent Increase (Decrease)
Noninterest income:
Service fees and charges	$4,992	$4,920	1.5%	$4,702	4.6%
Bank card fees	7,051	6,279	12.3	5,935	5.8
Gain on sale of loans, net	816	663	23.1	2,518	(73.7)
Income from bank-owned life insurance	1,045	915	14.2	2,603	(64.8)
Loss on sale of securities, net	(249)	—	—	—	—
(Loss) gain on sale of assets, net	(27)	26	(203.8)	(504)	(105.2)
Other income	1,008	1,082	(6.8)	1,017	6.4
Total noninterest income	$14,636	$13,885	5.4%	$16,271	(14.7)%
2023 compared to 2022
Noninterest income for 2023 totaled $14.6 million, up $751,000, or 5.4%, compared to 2022. Income from bank card fees for 2023 was up $772,000, or 12.3%, from 2022 primarily due to to increased transaction activity by our cardholders.
Gain on sale of loans for 2023 increased $153,000, or 23.1%, compared to 2022, primarily due to the sale of SBA loans during the third quarter of 2023, which was partially offset by lower mortgage loans held for sale due to the current rate environment.
The Company recorded a net loss of $249,000 related to the sale of investment securities during 2023. There were no gross gains or gross losses related to the sale of investment securities during 2022.
Income from bank-owned life insurance in 2023 increased $130,000 primarily due to full year of income for insurance policies purchase purchased late in the third quarter of 2022.
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
Gains on the sale of assets for 2022 totaled $26,000 compared to losses on sale of assets of $504,000 from 2021. During the second quarter of 2021, the Company sold and leased back one of its Mississippi branch locations. The sale transferred control to the buyer-lessor and all losses totaling $457,000 were recognized at the time of the sale. The sale/leaseback has reduced the operating expenses related to this branch office.

Noninterest Expense
The following table illustrates the primary components of noninterest expense for the years indicated.

(dollars in thousands)	2023	2022	2023 vs 2022 Percent Increase (Decrease)	2021	2022 vs 2021 Percent Increase (Decrease)
Noninterest expense:
Compensation and benefits	$48,933	$47,750	2.5%	$39,151	22.0%
Occupancy	9,674	8,715	11.0	6,970	25.0
Marketing and advertising	2,146	2,263	(5.2)	1,871	21.0
Data processing and communication	9,372	9,307	0.7	8,500	9.5
Professional services	1,690	1,740	(2.9)	1,178	47.7
Forms, printing and supplies	781	766	2.0	644	18.9
Franchise and shares tax	1,755	2,108	(16.7)	1,475	42.9
Regulatory fees	2,040	2,122	(3.9)	1,317	61.1
Foreclosed assets, net	(547)	523	(204.6)	453	15.5
Amortization of acquisition intangible	1,601	1,602	(0.1)	1,163	37.7
Provision for credit losses on unfunded commitments	501	278	80.2	390	(28.7)
Other expenses	4,895	4,735	3.4	3,870	22.4
Total noninterest expense	$82,841	$81,909	1.1%	$66,982	22.3%
2023 compared to 2022
Noninterest expense for 2023 totaled $82.8 million, up $932,000, or 1.1%, from 2022. Noninterest expense for 2022 included merger-related expenses from the Friendswood acquisition totaling $2.0 million (pre-tax). The increase in noninterest expense in 2023 primarily reflects the overall growth of the Company and the impact of the Friendswood acquisition for a full year.
Compensation and benefits expense for 2023 was up $1.2 million, or 2.5%, compared to 2022 primarily due to increased salaries and compensation expense.
Occupancy expense for 2023 was up $959,000, or 11.0%, compared to 2022 primarily due to the additional offices in the Houston market area.
Provision for credit losses on unfunded commitments increased $223,000, or 80.2%, compared to 2022 primarily due to increased funding commitments.
In 2023, the Company recorded a $547,000 reversal to expenses related to foreclosed assets, primarily due to a $769,000 recovery of a previous loss on a foreclosed asset, compared to a $523,000 expense in 2022.
2022 compared to 2021
Noninterest expense for 2022 totaled $81.9 million, up $14.9 million, or 22.3%, from 2021. Noninterest expense for 2022 and 2021 included merger-related expenses from the Friendswood acquisition totaling $2.0 million and $299,000 (pre-tax), respectively. The increase in noninterest expense in 2022 primarily reflected the overall growth of the Company's employee base and higher occupancy, data processing and regulatory costs due to the Friendswood acquisition. In addition, occupancy costs increased by $1.7 million in 2022 compared to 2021, primarily reflecting costs related to the additional offices in the Houston market area acquired in the Friendswood acquisition.
Income Taxes
For the years ended December 31, 2023, 2022 and 2021, the Company incurred income tax expense of $9.9 million, $8.4 million and $11.8 million, respectively. The Company’s effective tax rate was 19.8%, 19.8% and 19.6% for 2023, 2022 and 2021, respectively.

The Company's effective tax rate in 2023 remained consistent with 2022. The Company's effective tax rate in 2022 increased compared to 2021 due to the absence of certain non-recurring transactions. During 2021, the Company recognized a life insurance benefit of $1.7 million following the death of an employee during the third quarter of 2021.
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
We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At December 31, 2023, certificates of deposit maturing within the next 12 months totaled $544.5 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.
In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years, we have utilized borrowings as a cost efficient addition to deposits as a source of funds. Our borrowings consist of advances from the FHLB, of which we are a member. Under terms of the collateral agreement with the FHLB, we may pledge residential mortgage loans and mortgage-backed securities as well as our stock in the FHLB as collateral for such advances. For the year ended December 31, 2023, the average balance of our outstanding FHLB advances was $243.5 million. At December 31, 2023, we had $192.7 million in outstanding FHLB advances and $1.0 billion in additional FHLB advances available to us.
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
Our interest rate sensitivity is also monitored by management through the use of models which generate estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of December 31, 2023.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	1.9
+100	1.1
-100	(1.8)
-200	(3.9)
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

	Contract Amount
(dollars in thousands)	2023	2022
Standby letters of credit	$7,289	$6,969
Available portion of lines of credit	368,398	367,167
Undisbursed portion of loans in process	221,997	194,182
Commitments to originate loans	127,076	164,682
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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and the undisbursed portion of construction loans as of December 31, 2023.

(dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Unused commercial lines of credit	$135,179	$57,998	$32,267	$22,163	$247,607
Unused personal lines of credit	39,423	11,896	3,094	66,378	120,791
Undisbursed portion of loans in process	45,637	56,523	46,237	73,600	221,997
Standby letters of credit	6,459	303	527	—	7,289
Commitments to originate loans	118,425	4,090	4,561	—	127,076
Total	$345,123	$130,810	$86,686	$162,141	$724,760
The Company has utilized leasing arrangements to support the ongoing activities of the Company. The required payments under such commitments and other contractual cash commitments as of December 31, 2023 are shown in the following table.

(dollars in thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Operating leases	$1,540	$1,227	$1,241	$1,256	$1,170	$11,313	$17,747
Certificates of deposit	544,504	86,770	6,225	2,975	2,258	2,002	644,734
Subordinated debt	—	—	—	—	—	55,000	55,000
Long-term FHLB advances	4,076	35,375	3,262	—	—	—	42,713
Total	$550,120	$123,372	$10,728	$4,231	$3,428	$68,315	$760,194

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
Lafayette, Louisiana
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of Home Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive (loss) income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively, the consolidated financial statements). We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter below does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Estimate of the allowance for loan losses – reserves related to collectively evaluated loans
As described in Notes 2 and 5 to the consolidated financial statements, the Company’s allowance for loan losses (“ALL”) totaled $31.5 million of which $31.1 million relates to collectively evaluated loans (“general reserves”). The Company has identified loan pools with similar risk characteristics. The Company estimated the general reserves for all loan pools using the discounted cash flow method, except for general reserves for the credit card portfolio which were estimated using the remaining life method.
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
We identified management’s selection of qualitative factor adjustments, including reasonable and supportable forecasts, used in the calculation of general reserves as a critical audit matter. Management’s selection of qualitative factor adjustments, including reasonable and supportable forecasts, which are used to adjust the quantitative historical losses (both upwards and downwards), are highly subjective and could have a significant impact on the allowance for loan losses. Auditing these complex judgments and assumptions involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill and knowledge needed.
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
•We tested the Company’s ALL calculation for computational accuracy.
•We tested the completeness and accuracy of the information used by management to calculate general reserves, including evaluating the relevance and reliability of such information.
•We evaluated management’s judgments and assumptions used in the development of the qualitative factor adjustments, including reasonable and supportable forecasts, for reasonableness, and tested the reliability of the underlying data on which these factors are based, by comparing information to source documents and external information sources.
•We analyzed the qualitative factor adjustments in comparison to observable data utilized by management and to historical periods to evaluate the directional consistency in relation to the Company’s loan portfolio and local economy.
•We evaluated the completeness and accuracy of disclosures made within the consolidated financial statements with regards to the ALL.

We have served as the Company’s auditor since 2009.

Atlanta, Georgia
March 8, 2024

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(dollars in thousands)	2023	2022
Assets
Cash and cash equivalents	$75,831	$87,401
Interest-bearing deposits in banks	99	349
Investment securities available for sale, at fair value	433,926	486,518
Investment securities held to maturity (fair values of $1,066 and $1,072, respectively)	1,065	1,075
Mortgage loans held for sale	361	98
Loans, net of unearned income	2,581,638	2,430,750
Allowance for loan losses	(31,537)	(29,299)
Total loans, net of unearned income and allowance for loan losses	2,550,101	2,401,451
Office properties and equipment, net	41,980	43,560
Cash surrender value of bank-owned life insurance	47,321	46,276
Goodwill and core deposit intangibles	86,372	87,973
Accrued interest receivable and other assets	83,066	73,579
Total Assets	$3,320,122	$3,228,280
Liabilities
Deposits:
Noninterest-bearing	$744,424	$904,301
Interest-bearing	1,926,200	1,728,880
Total deposits	2,670,624	2,633,181
Other borrowings	5,539	5,539
Subordinated debt, net of unamortized issuance cost	54,241	54,013
Short-term Federal Home Loan Bank advances	150,000	155,000
Long-term Federal Home Loan Bank advances	42,713	21,213
Accrued interest payable and other liabilities	29,561	29,380
Total Liabilities	2,952,678	2,898,326
Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,158,281 and 8,286,084 shares issued and outstanding, respectively	81	83
Additional paid-in capital	165,823	164,942
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(1,696)	(2,053)
Recognition and Retention Plan (RRP)	(1)	(7)
Retained earnings	234,619	206,296
Accumulated other comprehensive loss	(31,382)	(39,307)
Total Shareholders’ Equity	367,444	329,954
Total Liabilities and Shareholders’ Equity	$3,320,122	$3,228,280

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(dollars in thousands except per share data)	2023	2022	2021
Interest Income
Loans, including fees	$149,338	$112,660	$101,577
Investment securities:
Taxable interest	11,537	9,647	4,301
Tax-exempt interest	367	481	339
Other investments and deposits	2,421	3,142	685
Total interest income	163,663	125,930	106,902
Interest Expense
Deposits	27,504	5,215	5,230
Other borrowings expense	214	213	212
Subordinated debt expense	3,390	1,710	—
Short-term Federal Home Loan Bank advances	10,727	361	—
Long-term Federal Home Loan Bank advances	1,136	416	471
Total interest expense	42,971	7,915	5,913
Net interest income	120,692	118,015	100,989
Provision (reversal) for loan losses	2,341	7,489	(10,161)
Net interest income after provision for loan losses	118,351	110,526	111,150
Noninterest Income
Service fees and charges	4,992	4,920	4,702
Bank card fees	7,051	6,279	5,935
Gain on sale of loans, net	816	663	2,518
Income from bank-owned life insurance	1,045	915	2,603
Loss on sale of securities, net	(249)	—	—
(Loss) gain on sale of assets, net	(27)	26	(504)
Other income	1,008	1,082	1,017
Total noninterest income	14,636	13,885	16,271
Noninterest Expense
Compensation and benefits	48,933	47,750	39,151
Occupancy	9,674	8,715	6,970
Marketing and advertising	2,146	2,263	1,871
Data processing and communication	9,372	9,307	8,500
Professional services	1,690	1,740	1,178
Forms, printing and supplies	781	766	644
Franchise and shares tax	1,755	2,108	1,475
Regulatory fees	2,040	2,122	1,317
Foreclosed assets, net	(547)	523	453
Amortization of acquisition intangible	1,601	1,602	1,163
Provision for credit losses on unfunded commitments	501	278	390
Other expenses	4,895	4,735	3,870
Total noninterest expense	82,841	81,909	66,982
Income before income tax expense	50,146	42,502	60,439
Income tax expense	9,906	8,430	11,818
Net Income	$40,240	$34,072	$48,621
Earnings per share:
Basic	$5.02	$4.19	$5.80
Diluted	$4.99	$4.16	$5.77
Cash dividends declared per common share	$1.00	$0.93	$0.91

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Net Income	$40,240	$34,072	$48,621
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available for sale investment securities	11,088	(54,116)	(7,108)
Unrealized (losses) gains on cash flow hedges	(1,307)	3,419	1,374
Reclassification adjustment for losses included in net income	249	—	—
Tax effect	(2,105)	10,646	1,204
Other comprehensive income (loss), net of taxes	7,925	(40,051)	(4,530)
Comprehensive Income (Loss)	$48,165	$(5,979)	$44,091

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2020	$87	$164,988	$(2,767)	$(22)	$154,282	$5,274	$321,842
Net income					48,621		48,621
Other comprehensive loss						(4,530)	(4,530)
Purchase of Company’s common stock at cost, 246,012 shares	(2)	(2,457)			(6,441)		(8,900)
Cash dividends declared, $0.91 per share					(7,867)		(7,867)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 28,222 shares	—	383			(80)		303
Exercise of stock options	—	80					80
RRP shares released for allocation		(9)		9			—
ESOP shares released for allocation		1,228	357				1,585
Share-based compensation cost		769					769
Balance, December 31, 2021	$85	$164,982	$(2,410)	$(13)	$188,515	$744	$351,903
Net income					34,072		34,072
Other comprehensive loss						(40,051)	(40,051)
Purchase of Company’s common stock at cost, 288,350 shares	(2)	(2,881)			(8,450)		(11,333)
Cash dividends declared, $0.93 per share					(7,777)		(7,777)
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 25,902 shares	—	388			(64)		324
Exercise of stock options	—	375					375
RRP shares released for allocation		(6)		6			—
ESOP shares released for allocation		1,272	357				1,629
Share-based compensation cost		812					812
Balance, December 31, 2022	$83	$164,942	$(2,053)	$(7)	$206,296	$(39,307)	$329,954
Net income					40,240		40,240
Other comprehensive income						7,925	7,925
Purchase of Company’s common stock at cost, 164,272 shares	(2)	(1,642)			(3,615)		(5,259)
Cash dividends declared, $1.00 per share					(8,222)		(8,222)
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 31,419 shares	—	409			(80)		329
Exercise of stock options	—	102					102
RRP shares released for allocation		(6)		6			—
ESOP shares released for allocation		1,111	357				1,468
Share-based compensation cost		907					907
Balance, December 31, 2023	$81	$165,823	$(1,696)	$(1)	$234,619	$(31,382)	$367,444

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Cash flows from operating activities, net of effects of acquisitions:
Net income	$40,240	$34,072	$48,621
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (reversal) for loan losses	2,341	7,489	(10,161)
Depreciation	3,571	3,464	3,084
Amortization and accretion of purchase accounting valuations and intangibles	3,682	4,078	3,527
Federal Home Loan Bank stock dividends	(607)	(53)	(15)
Net amortization of premium on investments	374	1,012	1,874
Amortization of subordinated debt issuance cost	228	120	—
Loss on sale of securities, net	249	—	—
Gain on sale of loans, net	(816)	(663)	(2,518)
(Gain) loss on sale of assets, net	27	(26)	504
Proceeds, including principal payments, from loans held for sale	16,540	66,748	199,639
Originations of loans held for sale	(16,638)	(65,079)	(188,666)
Non-cash compensation	2,375	2,441	2,354
Deferred income tax (benefit) expense	(33)	(882)	2,544
Increase in accrued interest receivable and other assets	(8,023)	(10,427)	(2,661)
Increase in cash surrender value of bank-owned life insurance	(1,045)	(915)	(886)
(Decrease) increase in accrued interest payable and other liabilities	(1,109)	9,820	(1,525)
Net cash provided by operating activities	41,356	51,199	55,715
Cash flows from investing activities, net of effects of acquisitions:
Purchases of securities available for sale	—	(238,498)	(167,584)
Proceeds from maturities, prepayments and calls on securities available for sale	49,554	57,922	80,686
Proceeds from maturities, prepayments and calls on securities held to maturity	—	1,000	800
Proceeds from sales on securities available for sale	13,762	—	5,068
(Increase) decrease in loans, net	(154,666)	(279,450)	133,808
Decrease in interest-bearing deposits in banks	250	—	—
Proceeds from sale of foreclosed assets	809	2,650	2,493
Purchases of office properties and equipment	(2,022)	(2,706)	(2,472)
Net cash disbursed in sale of banking center	—	(11,182)	—
Net cash disbursed in business combination	—	(16,123)	—
Proceeds from sale of office properties and equipment	4	82	414
Purchase of bank-owned life insurance	—	(5,000)	—
Proceeds from bank-owned life insurance	—	—	1,717
Purchase of Federal Home Loan Bank stock	(5,215)	(4,047)	—
Proceeds from redemption of Federal Home Loan Bank stock	3,269	—	—
Net cash (used in) provided by investing activities	(94,255)	(495,352)	54,930
Cash flows from financing activities, net of effects of acquisitions:
Increase (decrease) in deposits, net	37,883	(255,520)	322,028
Borrowings on Federal Home Loan Bank advances	17,420,575	155,000	—
Repayments of Federal Home Loan Bank advances	(17,404,079)	(4,850)	(2,798)
Proceeds from issuance of subordinated debt, net of issuance cost	—	53,892	—
Proceeds from exercise of stock options	102	375	80
Issuance of stock under incentive plans	329	324	303
Dividends paid to shareholders	(8,222)	(7,777)	(7,867)
Purchase of Company’s common stock	(5,259)	(11,333)	(8,900)
Net cash provided by (used in) financing activities	41,329	(69,889)	302,846
Net change in cash and cash equivalents	(11,570)	(514,042)	413,491
Cash and cash equivalents at beginning of year	87,401	601,443	187,952
Cash and cash equivalents at end of year	$75,831	$87,401	$601,443

Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$41,884	$7,744	$6,220
Income taxes paid	12,635	6,535	12,002
Noncash investing and financing activities:
Loans transferred to ORE, net of charge offs	1,793	1,297	1,979
Recognition of new operating leases	3,321	4,690	933
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Home Bancorp, Inc., a Louisiana corporation (the “Company”), is the parent holding company for Home Bank, N.A. (the "Bank"). The Bank is a national bank and wholly owned subsidiary of the Company. The Company and Bank are headquartered in Lafayette, Louisiana. As of December 31, 2023, the Company was a bank holding company. The Bank established HB Investment Fund I, LLC and HB Investment Fund II, LLC, as wholly-owned subsidiaries of the Bank to invest in New Markets Tax Credits (“NMTC”) and Federal Tax Credits ("FTC") in our market areas.
In 2010, the Bank expanded into the Northshore (of Lake Pontchartrain) region through a Federal Deposit Insurance Corporation (“FDIC”) assisted acquisition of certain assets and liabilities of the former Statewide Bank. In July 2011, the Bank expanded into the Greater New Orleans region through its acquisition of GS Financial Corporation, the former holding company of Guaranty Savings Bank. In February 2014, the Bank expanded into west Mississippi through its acquisition of Britton & Koontz Capital Corporation, the holding company for Britton & Koontz Bank, N.A. of Natchez, Mississippi. In September 2015, the Bank expanded its presence in the Greater New Orleans region through the acquisition of Louisiana Bancorp, Inc., the former holding company of Bank of New Orleans of Metairie, Louisiana. In December 2017, the Bank expanded its presence in the Acadiana market through the acquisition of St. Martin Bancshares (“SMB”), the former holding company of St. Martin Bank & Trust Company of St. Martinville, Louisiana. In March 2022, the Bank expanded into the Houston, Texas region through the acquisition of Friendswood Capital Corporation ("Friendswood"), the former holding company of Texan Bank, N.A. ("Texan Bank") of Houston, Texas. As of December 31, 2023, the Bank conducted business from 42 banking offices in the Acadiana, Northshore, Baton Rouge, Greater New Orleans, Natchez and Houston regions of south Louisiana, west Mississippi, and east Texas.
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
The Bank may be required to maintain cash reserves with the Federal Reserve Bank. The requirement is dependent upon the Bank’s cash on hand or noninterest-bearing balances. There was no reserve requirement as of December 31, 2023 or 2022.
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
Investment securities that are acquired with the intention of being resold in the near term are classified as trading securities under ASC 320 and are carried at fair value, with unrealized holding gains and losses recognized in current earnings. The Company did not hold any securities for trading purposes at, or during the years ended, December 31, 2023 or 2022.
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
ASC 326 requires expected credit related losses for available for sale debt securities to be recorded through an allowance for credit losses, while non-credit related losses or declines in fair value continue to be recognized through other comprehensive income ("OCI"). Under the guidance, the Company is also required to evaluate held to maturity debt securities for expected credit losses.
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
For financial reporting purposes, the Company classifies a portion of its loans as “Mortgage loans held for sale”. Included in this category are loans which the Company has the current intent to sell and loans which are available to be sold in the event that the Company determines that loans should be sold to support the Company’s investment and liquidity objectives, as well as to support its overall asset and liability management strategies. Loans included in this category for which the Company has the current intention to sell are recorded at the lower of aggregate cost or fair value. As of December 31, 2023 and 2022, the Company had $361,000 and $98,000, respectively, in loans classified as “Mortgage loans held for sale.”
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
Acquired Loans
Acquired loans at December 31, 2023 and 2022 are those associated with our acquisitions of Statewide Bank, GS Financial Corporation, Britton & Koontz Capital Corporation, Louisiana Bancorp, Inc., SMB, and Friendswood. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The acquired loans were segregated between those considered to be performing and those with evidence of credit deterioration (purchased credit impaired or “PCI” for loans acquired prior to January 1, 2020), and then further segregated into loan pools designed to facilitate the development of expected cash flows. The fair value estimate for each pool of acquired performing and PCI loans was based on the estimate of expected cash flows, both principal and interest, from that pool, discounted at prevailing market interest rates. The difference between the fair value of an acquired loan pool and the contractual amounts due at the acquisition date (the “fair value discount”) is accreted into income over the estimated life of the pool.
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
Allowance for Credit Losses
ASC 326, Financial Instruments - Credit Losses, significantly changed the impairment model for most financial assets that are measured at amortized cost, including off-balance sheet credit exposures, from an incurred loss model to an expected loss model.
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
Operating Leases
In accordance with ASC 842, Leases, the Company recognizes lease assets and liabilities for both operating and capital leases. For lessees, lease assets represent the right-of-use ("ROU") leased assets for the relevant lease term and lease liabilities that represent the obligation to make lease payments. The Company has made an accounting policy election not to recognize short-term lease assets and liabilities (less than a 12 month term) or immaterial equipment leases in its balance sheets; instead, the Company recognizes the lease expense on a straight-line basis over the life of the lease. At December 31, 2023 and 2022, the Company's right-of-use assets, net of amortization, were $11,039,000 and $9,021,000, respectively. The Company's lease liabilities were $11,420,000 and $9,322,000 at December 31, 2023 and 2022, respectively. The Company reports its right-of-use assets and liabilities within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, on the Consolidated Statements of Financial Condition. The ROU asset and lease liability are recognized at lease commencement based on the present value of the remaining lease payments, considering a discount rate that represents the Company's incremental borrowing rate. Operating lease expense is recognized on a straight-line basis over the lease term and is recognized in occupancy expense Consolidated Statements of Income. See Note 7 for additional information and disclosures on operating leases.
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
The Company recognizes the rights to service SBA sold guaranteed portion of loans as a separate asset, which is recorded in other assets in the Consolidated Statements of Financial Condition. When servicing is contractually separated from the underlying loan by sale with servicing rights retained. The servicing asset is recorded at fair value at the time of sale for the right to service the portion sold. The Company periodically assesses SBA servicing rights for impairment based on the fair value of such rights. To the extent that temporary impairment exists, write-downs are recognized in current earnings as an adjustment to the corresponding valuation allowance. Permanent impairment is recognized through a write-down of the asset with a corresponding reduction in the valuation allowance. Capitalized servicing rights are amortized in proportion to, and over the period of, estimated net servicing income.
Foreclosed Assets and ORE
Foreclosed assets and ORE includes real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets are recorded at fair value less estimated selling costs at the date acquired or upon receiving new property valuations. Write-downs from cost to fair value at the date of foreclosure are charged against the allowance for credit losses. ORE is recorded at the lower of its net book value or fair value at the date of transfer to ORE. Costs relating to the development and improvement of foreclosed assets and ORE are capitalized, and costs relating to holding and maintaining foreclosed assets and ORE are expensed. Valuations are performed periodically and a charge to operations is recorded if the carrying value of a property exceeds its fair value less selling costs. Generally, the Company appraises foreclosed assets and ORE at the time of foreclosure or transfer to ORE and at least every 12 months following the foreclosure or transfer to ORE. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Financed sales of foreclosed property are accounted for in accordance with ASC 610, Subtopic 20, Gains and losses from the derecognition of nonfinancial assets. The Company had $1,575,000 and $461,000 of foreclosed assets and ORE as of December 31, 2023 and 2022, respectively. Foreclosed assets and ORE are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
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
Other Investments
Other investments are carried at cost and consist of Federal Reserve Bank ("FRB") stock, FHLB stock, First National Bankers Bank ("FNBB") stock, qualified investments under the Community Reinvestment Act ("CRA"), an investment in a Small Business Investment Company ("SBIC"), and a New Market Tax Credit ("NMTC") investment. The Company's other investments are not held for sale and do not have readily determinable fair values. As a member of the FRB and the FHLB, the Company is required to hold stock in the FRB and the FHLB. The FRB stock may not be sold or pledged as collateral. The FHLB stock is pledged as collateral for outstanding FHLB advances and its transfer is substantially restricted. The Company's CRA investments include investments in funds and membership shares that fund community development in low- and moderate-income areas. The Company's SBIC investment is guaranteed by the Small Business Association. Other investments totaled $25,880,000 and $22,026,000 as of December 31, 2023 and 2022, respectively. Other investments are reported in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
Shareholders’ Equity
Pursuant to applicable provisions of the Louisiana Business Corporation Act, shares reacquired by the Company are to be treated as authorized but unissued shares. For the years ended December 31, 2023, 2022 and 2021, the cost of shares repurchased by the Company has been allocated to common stock, additional paid-in capital, and retained earnings.
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
The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2023, 2022 and 2021, the Company did not recognize any interest or penalties in its financial statements and did not record an accrued liability for interest or penalty payments.
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
Comprehensive (Loss) Income
GAAP generally requires that recognized revenues, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and cash flow hedges, are reported as a separate component of the equity section of the balance sheets, such items, along with net earnings, are components of comprehensive (loss) income. The tax effect for unrealized gains and losses on investment securities and cash flow hedges was a $2,105,000 expense, a $10,646,000 benefit and a $1,204,000 benefit for the periods ending December 31, 2023, 2022 and 2021, respectively. Comprehensive (loss) income is reflected in the Consolidated Statements of Comprehensive (Loss) Income.

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

Recent Accounting Pronouncements
Accounting Standards Adopted in 2023
Recently Adopted Accounting Standards
Accounting Standard Update (“ASU”) ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method” ("ASU 2022-01"). Under prior guidance, entities can apply the last-of-layer hedging method to hedge the exposure of a closed portfolio of prepayable financial assets to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 expands the last-of-layer method, which permits only one hedge layer, to allow multiple hedged layers of a single closed portfolio. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. ASU 2022-01 also (i) expands the scope of the portfolio layer method to include non-prepayable financial assets, (ii) specifies eligible hedging instruments in a single-layer hedge, (iii) provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method and (iv) specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. ASU 2022-01 is effective for fiscal years and interim periods after December, 15, 2022. The adoption of ASU 2022-01 did not impact our Consolidated Financial Statements.
ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” ("ASU 2022-02"). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in Accounting Standards Codification (“ASC”) Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 3126-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 is effective for fiscal years and interim periods after December, 15, 2022. The Company adopted ASU 2022-02 on a prospective basis on January 1, 2023. The adoption of ASU 2022-02 did not have a significant impact on our Consolidated Financial Statements.
Issued but Not Yet Adopted Accounting Standards
ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” ("ASU 2022-03). ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires certain new disclosures for equity securities subject to contractual sale restrictions. ASU 2022-03 is effective for fiscal years and interim periods after December, 15, 2023, though early adoption is permitted. The adoption of ASU 2022-03 is not expected to have a significant impact on our consolidated financial statements.
ASU 2023-01, “Leases (Topic 842): Common Control Arrangements” (“ASU 2023-01”) requires entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. This update is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of ASU 2023-01 is not expected to have a significant impact on our consolidated financial statements.
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
ASU 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative" ("ASU 2023-06") related to disclosure or presentation requirements for various subtopics in the FASB’s Accounting Standards Codification (“Codification”). The amendments in the update are intended to align the requirements in the Codification with the U.S. Securities and Exchange Commission's (“SEC”) regulations and facilitate the application of GAAP for all entities. The effective date for each amendment is the date on which the SEC removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or if the SEC has not removed the requirements by June 30, 2027, this amendment will be removed from the Codification and will not become effective for any entity. Early adoption is prohibited. We do not expect this update to have a material impact on our consolidated financial statements.
ASU No. 2023-07, "Improvements to Reportable Segment Disclosures" ("ASU 2023-07") primarily will require enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and are to be applied on a retrospective basis. We do not expect this update to have a material impact on our consolidated financial statements.
ASU No. 2023-09, "Improvements to Income Tax Disclosures" ("ASU 2023-09") is intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. We do not expect it to have a material effect on our consolidated financial statements.

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

4. Investment Securities
The following table summarizes the Company’s available for sale and held to maturity investment securities at December 31, 2023 and 2022.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2023			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$314,569	$91	$10	$30,797	$283,853
Collateralized mortgage obligations	82,764	1	—	3,503	79,262
Municipal bonds	53,891	4	3	7,218	46,674
U.S. government agency	19,151	—	117	985	18,049
Corporate bonds	6,982	—	—	894	6,088
Total available for sale	$477,357	$96	$130	$43,397	$433,926
Held to maturity:
Municipal bonds	$1,065	$1	$—	$—	$1,066
Total held to maturity	$1,065	$1	$—	$—	$1,066

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2022			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$355,014	$63	$14,828	$23,417	$316,832
Collateralized mortgage obligations	91,217	1	4,860	13	86,345
Municipal bonds	67,476	50	3,245	6,656	57,625
U.S. government agency	20,600	—	1,259	8	19,333
Corporate bonds	6,980	—	247	350	$6,383
Total available for sale	$541,287	$114	$24,439	$30,444	$486,518
Held to maturity:
Municipal bonds	$1,075	$—	$3	$—	$1,072
Total held to maturity	$1,075	$—	$3	$—	$1,072
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

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$4,033	$10	$273,128	$30,797	$277,161	$30,807
Collateralized mortgage obligations	—	—	79,253	3,503	79,253	3,503
Municipal bonds	519	3	44,195	7,218	44,714	7,221
U.S. government agency	3,760	117	14,289	985	18,049	1,102
Corporate bonds	—	—	6,088	894	6,088	894
Total available for sale	$8,312	$130	$416,953	$43,397	$425,265	$43,527
Held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Total held to maturity	$—	$—	$—	$—	$—	$—

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$184,896	$14,828	$129,248	$23,417	$314,144	$38,245
Collateralized mortgage obligations	85,715	4,860	620	13	86,335	4,873
Municipal bonds	28,710	3,245	24,100	6,656	52,810	9,901
U.S. government agency	18,718	1,259	615	8	19,333	1,267
Corporate bonds	3,233	247	3,150	350	6,383	597
Total available for sale	$321,272	$24,439	$157,733	$30,444	$479,005	$54,883
Held to maturity:
Municipal bonds	$1,072	$3	$—	$—	$1,072	$3
Total held to maturity	$1,072	$3	$—	$—	$1,072	$3
At December 31, 2023, 290 of the Company’s debt securities had unrealized losses totaling 9.3% of the individual securities’ amortized cost basis and 9.1% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 284 of the 290 securities had been in a continuous loss position for over 12 months. Management has determined that the declines in the fair value of these securities were not attributable to credit losses. As a result, no ACL was recorded for available for sale investment securities at December 31, 2023.
At December 31, 2023 and December 31, 2022, it was determined that no ACL was required for the Company's held to maturity investment securities. The Company monitors credit quality of debt securities held to maturity through the use of credit ratings. The following tables present the amortized cost of the Company's held to maturity securities by credit quality rating at December 31, 2023 and December 31, 2022.

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
December 31, 2023
Held to maturity:
Municipal bonds	$1,065	$—	$1,065

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
December 31, 2022
Held to maturity:
Municipal bonds	$1,075	$—	$1,075
The amortized cost and estimated fair value by maturity of the Company’s investment securities as of December 31, 2023 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Available for sale:
U.S. agency mortgage-backed	$234	$76,274	$79,811	$127,534	$283,853
Collateralized mortgage obligations	430	60,299	548	17,985	79,262
Municipal bonds	—	1,754	24,584	20,336	46,674
U.S. government agency	—	5,198	12,598	253	18,049
Corporate bonds	—	—	6,088	—	6,088
Total securities available for sale	$664	$143,525	$123,629	$166,108	$433,926
Held to maturity:
Municipal bonds	$—	$1,066	$—	$—	$1,066
Total securities held to maturity	$—	$1,066	$—	$—	$1,066

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Available for sale:
U.S. agency mortgage-backed	$236	$82,757	$85,306	$146,270	$314,569
Collateralized mortgage obligations	432	62,779	576	18,977	82,764
Municipal bonds	—	1,889	28,161	23,841	53,891
U.S. government agency	—	5,232	13,664	255	19,151
Corporate bonds	—	—	6,982	—	6,982
Total securities available for sale	$668	$152,657	$134,689	$189,343	$477,357
Held to maturity:
Municipal bonds	$—	$1,065	$—	$—	$1,065
Total securities held to maturity	$—	$1,065	$—	$—	$1,065
For the year ended December 31, 2023, the Company recorded gross gains of $98,000 and gross losses of $347,000 related to the sale of investment securities. For the year ended December 31, 2022, the Company recorded no gross gains and losses related to the sale of investment securities. For the year ended December 31, 2021, the Company recorded gross gains and losses recorded related to the sale of investment securities of $5,300 and $5,200, respectively, related to the sale of investment securities.
As of December 31, 2023 and 2022, the Company had accrued interest receivable for investment securities of $1,563,000 and $1,798,000, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

As of December 31, 2023 and 2022, the Company had $127,172,000 and $170,036,000, respectively, of securities pledged to secure public deposits. At December 31, 2023, the Company had pledged securities with a collateral value of $103.4 million against our Bank Term Funding Program ("BTFP") facility.
5. Loans
The Company’s loans, net of unearned income, consisted of the following as of December 31 of the years indicated.

(dollars in thousands)	2023	2022
Real estate loans:
One- to four-family first mortgage	$433,401	$389,616
Home equity loans and lines	68,977	61,863
Commercial real estate	1,192,691	1,152,537
Construction and land	340,724	313,175
Multi-family residential	107,263	100,588
Total real estate loans	2,143,056	2,017,779
Other loans:
Commercial and industrial	405,659	377,894
Consumer	32,923	35,077
Total other loans	438,582	412,971
Total loans	$2,581,638	$2,430,750
The net discount on the Company’s acquired loans was $4,340,000 and $6,866,000 at December 31, 2023 and 2022, respectively. In addition, loan balances as of December 31, 2023 and 2022 are reported net of unearned income of $5,321,000 and $4,580,000, respectively. Unearned income at December 31, 2023 and December 31, 2022 included $60,000 and $94,000 of deferred lender fees related to PPP loans, respectively. The total recorded investment in PPP loans was $5,532,000 and $6,692,000 at December 31, 2023 and 2022, respectively, which is included in commercial and industrial loans.
Accrued interest receivable on the Company's loans was $11,986,000 and $9,520,000 at December 31, 2023 and 2022, respectively, and is excluded from the estimate of the ACL. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
A summary of activity in the ACL for the years ended December 31, 2023, 2022 and 2021 follows.

	For the Year Ended December 31, 2023
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$2,883	$(12)	$43	$341	$3,255
Home equity loans and lines	624	—	6	58	688
Commercial real estate	13,814	(29)	100	920	14,805
Construction and land	4,680	—	—	735	5,415
Multi-family residential	572	—	—	(98)	474
Commercial and industrial	6,024	(255)	180	217	6,166
Consumer	702	(175)	39	168	734
Total allowance for loan losses	$29,299	$(471)	$368	$2,341	$31,537

Unfunded lending commitments	2,093	—	—	501	2,594
Total allowance for credit losses	$31,392	$(471)	$368	$2,842	$34,131

	For the Year Ended December 31, 2022
(dollars in thousands)	Beginning Balance	Allowance for Acquired PCD Loans	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$1,944	$—	$(80)	$39	$980	$2,883
Home equity loans and lines	508	—	—	14	102	624
Commercial real estate	10,454	1,220	(270)	—	2,410	13,814
Construction and land	3,572	—	—	—	1,108	4,680
Multi-family residential	457	—	—	—	115	572
Commercial and industrial	3,520	195	(792)	509	2,592	6,024
Consumer	634	—	(256)	142	182	702
Total allowance for loan losses	$21,089	$1,415	$(1,398)	$704	$7,489	$29,299

Unfunded lending commitments	1,815	—	—	—	278	2,093
Total allowance for credit losses	$22,904	$1,415	$(1,398)	$704	$7,767	$31,392

	For the Year Ended December 31, 2021
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$3,065	$(176)	$45	$(990)	$1,944
Home equity loans and lines	676	(6)	25	(187)	508
Commercial real estate	18,851	(1,337)	—	(7,060)	10,454
Construction and land	4,155	—	63	(646)	3,572
Multi-family residential	1,077	—	—	(620)	457
Commercial and industrial	4,276	(599)	313	(470)	3,520
Consumer	863	(187)	146	(188)	634
Total allowance for loan losses	$32,963	$(2,305)	$592	$(10,161)	$21,089

Unfunded lending commitments	1,425	—	—	390	1,815
Total allowance for credit losses	$34,388	$(2,305)	$592	$(9,771)	$22,904

The ACL, which includes the ALL and the ACL on unfunded lending commitments, and recorded investment in loans as of the dates indicated are as follows.

	As of December 31, 2023
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$3,255	$—	$3,255
Home equity loans and lines	688	—	688
Commercial real estate	14,604	201	14,805
Construction and land	5,292	123	5,415
Multi-family residential	474	—	474
Commercial and industrial	6,071	95	6,166
Consumer	734	—	734
Total allowance for loan losses	$31,118	$419	$31,537

Unfunded lending commitments(1)	$2,594	$—	$2,594
Total allowance for credit losses	$33,712	$419	$34,131

	As of December 31, 2023
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$433,401	$—	$433,401
Home equity loans and lines	68,977	—	68,977
Commercial real estate	1,188,734	3,957	1,192,691
Construction and land	340,577	147	340,724
Multi-family residential	107,263	—	107,263
Commercial and industrial	405,547	112	405,659
Consumer	32,923	—	32,923
Total loans	$2,577,422	$4,216	$2,581,638

	As of December 31, 2022
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$2,883	$—	$2,883
Home equity loans and lines	624	—	624
Commercial real estate	13,264	550	13,814
Construction and land	4,680	—	4,680
Multi-family residential	572	—	572
Commercial and industrial	5,853	171	6,024
Consumer	702	—	702
Total allowance for loan losses	$28,578	$721	$29,299

Unfunded lending commitments(3)	$2,093	$—	$2,093
Total allowance for credit losses	$30,671	$721	$31,392

	As of December 31, 2022
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$389,616	$—	$389,616
Home equity loans and lines	61,863	—	61,863
Commercial real estate	1,147,794	4,743	1,152,537
Construction and land	313,175	—	313,175
Multi-family residential	100,588	—	100,588
Commercial and industrial	377,690	204	377,894
Consumer	34,991	86	35,077
Total loans	$2,425,717	$5,033	$2,430,750
(1)At December 31, 2023, $2.6 million of the ACL related to noncancellable unfunded lending commitments of $534.7 million. The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.
(2)PCD loans individually evaluated totaled $1.4 million and $1.5 million at December 31, 2023 and December 31, 2022, respectively.
(3)At December 31, 2022, $2.1 million of the ACL related to noncancellable unfunded lending commitments of $520.7 million. The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.
Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent, in part, on values in the real estate market.

The following table presents the Company’s loan portfolio by credit quality classification and origination year as of December 31, 2023.

	Term Loans by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$94,465	$106,417	$72,594	$33,588	$27,677	$91,706	$3,059	$458	$429,964
Special Mention	149	497	188	—	—	34	—	—	868
Substandard	—	165	117	306	60	1,921	—	—	2,569
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$94,614	$107,079	$72,899	$33,894	$27,737	$93,661	$3,059	$458	$433,401
Current period gross charge-offs	$—	$—	$—	$—	$—	$12	$—	$—	$12
Home equity loans and lines:
Pass	$1,864	$1,652	$1,231	$760	$1,117	$3,138	$57,768	$1,240	$68,770
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	150	29	28	207
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,864	$1,652	$1,231	$760	$1,117	$3,288	$57,797	$1,268	$68,977
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$161,755	$292,494	$252,109	$184,935	$137,154	$104,533	$44,225	$855	$1,178,060
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	16	1,441	2,652	5,490	5,032	—	—	14,631
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$161,755	$292,510	$253,550	$187,587	$142,644	$109,565	$44,225	$855	$1,192,691
Current period gross charge-offs	$—	$—	$—	$—	$—	$29	$—	$—	$29
Construction and land:
Pass	$121,389	$150,667	$33,247	$6,641	$7,672	$4,567	$5,439	$—	$329,622

	Term Loans by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Special Mention	929	164	4,635	146	—	—	—	—	5,874
Substandard	—	609	528	—	—	44	4,047	—	5,228
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$122,318	$151,440	$38,410	$6,787	$7,672	$4,611	$9,486	$—	$340,724
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential:
Pass	$14,907	$37,228	$11,843	$21,558	$12,548	$3,213	$2,463	$—	$103,760
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,503	—	—	3,503
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$14,907	$37,228	$11,843	$21,558	$12,548	$6,716	$2,463	$—	$107,263
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Pass	$73,674	$79,886	$30,412	$10,674	$4,954	$3,386	$191,946	$7,800	$402,732
Special Mention	—	784	—	264	—	138	—	—	1,186
Substandard	1,389	38	54	7	2	100	129	22	1,741
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$75,063	$80,708	$30,466	$10,945	$4,956	$3,624	$192,075	$7,822	$405,659
Current period gross charge-offs	$—	$—	$—	$124	$7	$—	$124	$—	$255
Consumer:
Pass	$5,941	$5,734	$872	$887	$359	$10,698	$8,068	$75	$32,634
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	13	7	—	7	262	—	—	289
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$5,941	$5,747	$879	$887	$366	$10,960	$8,068	$75	$32,923
Current period gross charge-offs	$3	$34	$3	$6	$—	$4	$125	$—	$175
Total loans:
Pass	$473,995	$674,078	$402,308	$259,043	$191,481	$221,241	$312,968	$10,428	$2,545,542
Special Mention	1,078	1,445	4,823	410	—	172	—	—	7,928
Substandard	1,389	841	2,147	2,965	5,559	11,012	4,205	50	28,168
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$476,462	$676,364	$409,278	$262,418	$197,040	$232,425	$317,173	$10,478	$2,581,638
Current period gross charge-offs	$3	$34	$3	$130	$7	$45	$249	$—	$471
The following table presents the Company’s loan portfolio by credit quality classification and origination year as of December 31, 2022.

	Term Loans by Origination Year
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$107,546	$78,744	$37,876	$34,114	$26,455	$94,729	$5,387	$348	$385,199
Special Mention	150	189	—	—	—	355	—	500	1,194
Substandard	272	56	368	145	372	2,010	—	—	3,223
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$107,968	$78,989	$38,244	$34,259	$26,827	$97,094	$5,387	$848	$389,616
Home equity loans and lines:
Pass	$1,898	$1,453	$783	$1,142	$604	$3,453	$51,502	$995	$61,830
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	33	—	—	33
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,898	$1,453	$783	$1,142	$604	$3,486	$51,502	$995	$61,863
Commercial real estate:
Pass	$292,894	$279,397	$210,983	$159,169	$64,554	$95,083	$35,918	$586	$1,138,584
Special Mention	—	179	345	—	—	—	—	—	524
Substandard	97	—	167	5,579	294	7,292	—	—	13,429
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$292,991	$279,576	$211,495	$164,748	$64,848	$102,375	$35,918	$586	$1,152,537
Construction and land:
Pass	$170,744	$101,321	$19,620	$8,912	$2,534	$2,716	$4,434	$1,727	$312,008
Special Mention	—	520	—	—	—	—	—	—	520
Substandard	417	—	152	—	—	78	—	—	647
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$171,161	$101,841	$19,772	$8,912	$2,534	$2,794	$4,434	$1,727	$313,175
Multi-family residential:
Pass	$33,822	$15,775	$25,661	$13,070	$2,241	$2,491	$1,302	$2,840	$97,202
Special Mention	—	—	—	—	3,312	—	—	—	3,312
Substandard	—	—	—	—	74	—	—	—	74
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$33,822	$15,775	$25,661	$13,070	$5,627	$2,491	$1,302	$2,840	$100,588
Commercial and industrial:
Pass	$108,464	$50,850	$16,043	$8,599	$11,203	$2,759	$174,145	$712	$372,775
Special Mention	338	—	—	—	7	—	1,188	—	1,533
Substandard	590	—	2,317	8	—	293	328	50	3,586
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$109,392	$50,850	$18,360	$8,607	$11,210	$3,052	$175,661	$762	$377,894
Consumer:
Pass	$10,012	$2,048	$1,577	$536	$136	$12,785	$7,420	$29	$34,543
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	9	298	—	—	—	227	—	—	534
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$10,021	$2,346	$1,577	$536	$136	$13,012	$7,420	$29	$35,077
Total loans:
Pass	$725,380	$529,588	$312,543	$225,542	$107,727	$214,016	$280,108	$7,237	$2,402,141
Special Mention	488	888	345	—	3,319	355	1,188	500	7,083
Substandard	1,385	354	3,004	5,732	740	9,933	328	50	21,526
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$727,253	$530,830	$315,892	$231,274	$111,786	$224,304	$281,624	$7,787	$2,430,750

Age analysis of past due loans, as of the dates indicated, is as follows.

	December 31, 2023
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$2,867	$978	$331	$4,176	$354,694	$358,870
Home equity loans and lines	143	—	35	178	61,105	61,283
Commercial real estate	112	769	—	881	922,843	923,724
Construction and land	432	1	1,136	1,569	312,710	314,279
Multi-family residential	—	—	—	—	103,598	103,598
Total real estate loans	3,554	1,748	1,502	6,804	1,754,950	1,761,754
Other loans:
Commercial and industrial	325	11	189	525	376,739	377,264
Consumer	404	131	—	535	29,947	30,482
Total other loans	729	142	189	1,060	406,686	407,746
Total originated loans	$4,283	$1,890	$1,691	$7,864	$2,161,636	$2,169,500
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,543	$497	$467	$2,507	$72,024	$74,531
Home equity loans and lines	19	1	—	20	7,674	7,694
Commercial real estate	—	2,645	—	2,645	266,322	268,967
Construction and land	—	—	15	15	26,430	26,445
Multi-family residential	—	—	—	—	3,665	3,665
Total real estate loans	1,562	3,143	482	5,187	376,115	381,302
Other loans:
Commercial and industrial	271	—	32	303	28,092	28,395
Consumer	12	12	55	79	2,362	2,441
Total other loans	283	12	87	382	30,454	30,836
Total acquired loans	$1,845	$3,155	$569	$5,569	$406,569	$412,138
Total loans:
Real estate loans:
One- to four-family first mortgage	$4,410	$1,475	$798	$6,683	$426,718	$433,401
Home equity loans and lines	162	1	35	198	68,779	68,977
Commercial real estate	112	3,414	—	3,526	1,189,165	1,192,691
Construction and land	432	1	1,151	1,584	339,140	340,724
Multi-family residential	—	—	—	—	107,263	107,263
Total real estate loans	5,116	4,891	1,984	11,991	2,131,065	2,143,056
Other loans:
Commercial and industrial	596	11	221	828	404,831	405,659
Consumer	416	143	55	614	32,309	32,923
Total other loans	1,012	154	276	1,442	437,140	438,582
Total loans	$6,128	$5,045	$2,260	$13,433	$2,568,205	$2,581,638

	December 31, 2022
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$490	$147	$646	$1,283	$298,547	$299,830
Home equity loans and lines	40	—	—	40	52,950	52,990
Commercial real estate	3,210	179	27	3,416	853,096	856,512
Construction and land	345	160	147	652	284,740	285,392
Multi-family residential	—	—	—	—	96,400	96,400
Total real estate loans	4,085	486	820	5,391	1,585,733	1,591,124
Other loans:
Commercial and industrial	152	—	210	362	338,418	338,780
Consumer	264	7	191	462	31,059	31,521
Total other loans	416	7	401	824	369,477	370,301
Total originated loans	$4,501	$493	$1,221	$6,215	$1,955,210	$1,961,425
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,591	$136	$519	$2,246	$87,540	$89,786
Home equity loans and lines	116	—	1	117	8,756	8,873
Commercial real estate	294	—	566	860	295,165	296,025
Construction and land	—	—	132	132	27,651	27,783
Multi-family residential	—	—	—	—	4,188	4,188
Total real estate loans	2,001	136	1,218	3,355	423,300	426,655
Other loans:
Commercial and industrial	—	225	38	263	38,851	39,114
Consumer	41	3	21	65	3,491	3,556
Total other loans	41	228	59	328	42,342	42,670
Total acquired loans	$2,042	$364	$1,277	$3,683	$465,642	$469,325
Total loans:
Real estate loans:
One- to four-family first mortgage	$2,081	$283	$1,165	$3,529	$386,087	$389,616
Home equity loans and lines	156	—	1	157	61,706	61,863
Commercial real estate	3,504	179	593	4,276	1,148,261	1,152,537
Construction and land	345	160	279	784	312,391	313,175
Multi-family residential	—	—	—	—	100,588	100,588
Total real estate loans	6,086	622	2,038	8,746	2,009,033	2,017,779
Other loans:
Commercial and industrial	152	225	248	625	377,269	377,894
Consumer	305	10	212	527	34,550	35,077
Total other loans	457	235	460	1,152	411,819	412,971
Total loans	$6,543	$857	$2,498	$9,898	$2,420,852	$2,430,750
Loans greater than 90 days past due and accruing interest were $0 and $2,000 at December 31, 2023 and December 31, 2022, respectively.
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

	December 31, 2023		December 31, 2022
(dollars in thousands)	Total	Without Related Allowance	Total	Without Related Allowance
Nonaccrual loans(1):
One- to four-family first mortgage	$1,600	$—	$2,300	$—
Home equity loans and lines	208	—	34	—
Commercial real estate	5,203	2,548	6,945	2,914
Construction and land	1,181	—	315	—
Multi-family residential	—	—	—	—
Commercial and industrial	331	—	378	13
Consumer	291	—	541	86
Total	$8,814	$2,548	$10,513	$3,013
(1)Nonaccrual acquired loans include PCD loans of $1,410,000 and $1,530,000 at December 31, 2023 and December 31, 2022, respectively.
All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. All payments received while on nonaccrual status are applied against the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.
As of December 31, 2023, the Company was not committed to lend additional funds to any customer whose loan was individually evaluated for impairment.
Collateral Dependent Loans
The Company held loans that were individually evaluated for impairment at December 31, 2023 and 2022 for which the repayments, on the basis of our assessment at the reporting date, were expected to be provided substantially through the operation or sale of the collateral and the borrower was experiencing financial difficulty. The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:
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

	December 31, 2023		December 31, 2022
(dollars in thousands)	Loans	ACL	Loans	ACL
One- to four-family first mortgage	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—
Commercial real estate	3,957	201	4,743	550
Construction and land	147	123	—	—
Multi-family residential	—	—	—	—
Commercial and industrial	112	95	204	171
Consumer	—	—	86	—
Total	$4,216	$419	$5,033	$721
Foreclosed Assets and ORE
Foreclosed assets and ORE include real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets and ORE totaled $1,575,000 and $461,000 at December 31, 2023 and December 31, 2022, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
The carrying amount of foreclosed residential real estate properties held at December 31, 2023 and December 31, 2022 totaled $115,000 and $231,000, respectively. Loans secured by single family residential real estate that were in the process of foreclosure at December 31, 2023 and December 31, 2022 totaled $517,000 and $179,000, respectively.
Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Occasionally, the Company modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, term extension, an other-than-insignificant payment delay, interest only for a specified period of time, an interest rate reduction, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is charged-off. The balance of loan modifications, segregated by type of modification, to borrowers experiencing financial difficulty are set forth in the table below.

(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
December 31, 2023
One-to four-family first mortgage	$—	$—	$1,055	$—	$—	$—	0.2%
Home equity loans and lines	60	—	—	—	—	—	0.1
Commercial real estate	280	—	1,102	—	—	—	0.1
Construction and land	—	—	31	—	—	—	—
Multi-family residential	—	—	3,437	—	—	—	3.2
Commercial and industrial	—	—	1,389	—	—	—	0.3
Consumer	—	—	—	—	—	—	—
Total	$340	$—	$7,014	$—	$—	$—	0.3%
During the year ended December 31, 2023, no loan experienced a default subsequent to being granted a payment deferral or term extension. Default is defined as movement to past due 90 days, foreclosure or charge-off, whichever occurs first.

The following table details the financial impacts of loan modifications made to borrowers experiencing financial difficulty for the periods presented.

December 31, 2023	Payment Deferral (dollars in thousands)	Term Extensions (in months)
One-to four-family first mortgage	$—	24
Home equity loans and lines	3	0
Commercial real estate	9	12
Construction and land	—	12
Multi-family residential	—	2
Commercial and industrial	—	10
Consumer	—	0
The table below provides an aging analysis of loans as of December 31, 2023 granted a modification to borrowers experiencing financial difficulty that were modified on or after January 1, 2023, the date the Company adopted ASU 2022-02.

(dollars in thousands)	30-89 Days Past Due	90+ Days Past Due	Nonaccrual	Current	Total
December 31, 2023
One-to four-family first mortgage	$—	$—	$221	$834	$1,055
Home equity loans and lines	—	—	60	—	60
Commercial real estate	—	—	1,102	280	1,382
Construction and land	—	—	31	—	31
Multi-family residential	—	—	—	3,437	3,437
Commercial and industrial	—	—	—	1,389	1,389
Consumer	—	—	—	—	—
Total	$—	$—	$1,414	$5,940	$7,354
The loan modifications reported in the table above did not significantly impact the Company's allowance for loan losses during 2023. Eleven loans were modified during the year ended December 31, 2022 and they did not default within twelve months of modification.

6. Loan Servicing
Mortgage loans sold to and serviced for others are not included in the accompanying statements of financial condition. The unpaid principal balances of these loans as of December 31 of the years indicated are summarized as follows:

(dollars in thousands)	2023	2022
Mortgage loans sold to Federal Home Loan Mortgage Corporation without recourse	$1,251	$1,465
Mortgage loans sold to Federal National Mortgage Association without recourse	37,614	43,059
Mortgage loans sold to Federal Home Loan Bank without recourse	138	151
Total, end of period	$39,003	$44,675
The Company no longer retains servicing rights for mortgage loans sold.
Custodial and escrow account balances maintained in connection with the foregoing loan servicing arrangements were $1,049,000 and $1,036,000 as of December 31, 2023 and 2022, respectively.
During 2023, the Company sold $8,936,000 of SBA guaranteed portion of loans originated and retained the servicing rights. The portion of SBA loans serviced for others are not included in the Consolidated Statements of Financial Condition. The unpaid principal balance of SBA loans serviced for others was $20,502,000 and $19,463,000 at December 31, 2023 and December 31, 2022, respectively. The Company acquired approximately $24,449,000 of SBA loans with guaranteed portions sold in the Friendswood acquisition.

SBA servicing assets are recognized separately when rights are acquired through the sale of the SBA guaranteed. These servicing rights are initially measured at fair value at the date of sale and included in the gain on sale of loans recorded in the Consolidated Statements of Income. The servicing assets will amortize over the estimated net servicing life of the loans. Changes in the carrying value of servicing assets are recorded in service fees and charges on the Consolidated Statements of Income. Activity related to servicing assets for SBA loans for the years ended December 31, 2023, 2022 and 2021 is summarized as follows.

(dollars in thousands)	2023	2022	2021
Balance, beginning of period	$—	$—	$—
Recognition of SBA servicing asset	132	—	—
Amortization	(8)	—	—
Balance, end of period	124	—	—
Fair value, end of period	$130	$—	$—
The fair value adjustments to servicing rights are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates. A significant change in prepayments of the loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of the servicing rights.
The Company assumed a weighted average prepayment rate of 11.60%, weighted average term of 6.67 years, and a weighted average discount rate of 14.50% at December 31, 2023.
7. Office Properties and Equipment
Office properties and equipment consisted of the following at December 31 of the years indicated.

(dollars in thousands)	2023	2022
Land	$13,709	$13,709
Buildings and improvements	38,599	37,732
Furniture and equipment	18,850	18,189
Total office properties and equipment	71,158	69,630
Less accumulated depreciation	29,178	26,070
Total office properties and equipment, net	$41,980	$43,560
Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $3,571,000, $3,464,000 and $3,084,000, respectively.
Foreclosed assets and ORE are recorded within accrued interest receivable and other assets in the Statements of Financial Condition as of December 31, 2023 and 2022. For more information on the Company's policy on foreclosed assets and ORE, refer to Note 2, Summary of Significant Accounting Policies.
The Company leases space under non-cancelable operating leases agreements for certain bank branch facilities with remaining lease terms of 1 to 10 years. Certain lease arrangements contain extension options which typically range from 4 to 10 years at the fair market rental rates. The lease and asset liability considers renewal options when they are reasonably certain of being exercised. Refer to Note 2, Summary of Significant Accounting Policies.

The following table summarizes net lease cost and selected other information related to operating leases at December 31 of the years indicated.

(dollars in thousands)	2023	2022	2021
Net lease cost:
Operating lease cost	$1,442	$1,197	$513
Variable lease cost	—	—	—
Net lease cost	$1,442	$1,197	$513

Selected other operating lease information
Weighted average remaining lease term (years)	7.0	6.7	9.3
Weighted average discount rate	5.7%	5.7%	5.9%
The following table summarizes the maturity of remaining lease liabilities.

Years Ending December 31,	(dollars in thousands)
2024	$1,540
2025	1,227
2026	1,241
2027	1,256
2028	1,170
Thereafter	11,313
Total future minimum lease payments	17,747
Less: amount representing interest	(6,327)
Present value of net future minimum lease payments	$11,420
8. Goodwill and Intangibles
Goodwill and other intangible assets are presented in the table below. Changes in carrying amount of the Company’s goodwill and core deposit intangible (“CDI”) for the years ended December 31, 2023, 2022 and 2021 were as follows.

(dollars in thousands)	Goodwill	CDI
Balance, December 31, 2020	$58,488	$4,624
Amortization of intangibles	—	(1,163)
Balance, December 31, 2021	58,488	3,461
Friendswood acquisition	23,029	4,597
Amortization of intangibles	—	(1,602)
Balance, December 31, 2022	81,517	6,456
Amortization of intangibles	—	(1,601)
Balance, December 31, 2023	$81,517	$4,855
The weighted-average amortization period for CDI acquired is 11 years. The Company completed its annual impairment test of goodwill and other intangible assets as of December 31, 2023. The evaluation did not indicate impairment on its goodwill or other intangible assets.

Estimated future amortization expense for CDI remaining at December 31, 2023, was as follows.

(dollars in thousands)	Amount
2024	$1,298
2025	1,087
2026	851
2027	618
2028	393
Thereafter	608
Total CDI	$4,855

9. Deposits
The Company’s deposits consisted of the following major classifications as of December 31 of the years indicated.

(dollars in thousands)	2023	2022
Demand deposit accounts	$744,424	$904,301
Savings	231,624	305,871
Money market accounts	408,024	423,990
NOW accounts	641,818	663,574
Certificates of deposit	644,734	335,445
Total deposits	$2,670,624	$2,633,181
As of December 31, 2023, the scheduled maturities of the Company’s certificates of deposit were as follows.

(dollars in thousands)	Amount
2024	$544,504
2025	86,770
2026	6,225
2027	2,975
2028	2,258
Thereafter	2,002
Total certificates of deposit	$644,734
The amount of our total uninsured deposits (that is, deposits in excess of the FDIC insurance limit) was $748,586,000 and $830,932,000 at December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023 and 2022, the aggregate amount of certificates of deposit with balances of $250,000 or more was $190,733,000 and $69,442,000, respectively.
10. Other Borrowings
Other borrowings at December 31, 2023 and 2022 included a $5,539,000 note payable with a rate of 3.83% on the Company’s investment in a new market tax credit entity. The note payable is a 20-year leverage loan with interest-only payments for the first seven years. The note was originated in October 2018.
On March 12, 2023, the Federal Reserve Board developed the BTFP, which offers loans to banks with a term of up to one year. The loans are secured by pledging the banks’ U.S. treasuries, agency securities, agency mortgage-backed securities, and any other qualifying assets. These pledged securities will be valued at par for collateral purposes. At December 31, 2023, the Bank pledged securities with a collateral value of $103.4 million and had no outstanding debt.
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
The carrying value of subordinated debt was $54,241,000 and $54,013,000 at December 31, 2023 and December 31, 2022, respectively. The subordinated debt was recorded net of issuance costs, which is being amortized using the straight-line method over five years.
12. Short-term FHLB Advances
As of December 31, 2023 and 2022, the Company had short-term FHLB advances of $150,000,000 and $155,000,000, respectively. For the years ended December 31, 2023 and 2022, the average volume of short-term FHLB advances carried by the Company was $205,361,000 and $7,976,000, respectively.
Collateral for short- and long-term FHLB advances is secured through a blanket lien evidenced by the Company’s pledge of first mortgage collateral, demand deposit accounts, capital stock and certain other assets pursuant to the “Advances, Collateral Pledge and Security Agreement.” Under this collateral pledge agreement, the Bank must meet all statutory and regulatory capital standards and must meet all FHLB credit underwriting standards. Management believes that the Bank was in compliance with all such requirements as of December 31, 2023 and 2022.
As of December 31, 2023 and 2022, the Company had $1,020,494,000 and $937,439,000, respectively, of additional FHLB advances available based on collateral pledged. As of December 31, 2023 and 2022, the Company had $1,159,170,000 and $1,032,745,000, respectively, of loans pledged through the Company’s blanket lien.
13. Long-term FHLB Advances
As of December 31, 2023 and 2022, the Company’s long-term FHLB advances totaled $42,713,000 and $21,213,000, respectively. The following table summarizes long-term advances as of December 31, 2023.

(dollars in thousands)	Amount	Weighted Average Rate
Fixed rate advances maturing in:
2024	$4,076	1.71%
2025	35,375	3.48
2026	3,262	1.58
Total long-term FHLB advances	$42,713	3.17%
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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. As part of its efforts to accomplish this objective, during the second quarter of 2020, the Company entered into certain interest rate swap agreements as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2023 and 2022, such derivatives were used to hedge the variable cash flows associated with existing variable rate liabilities.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. During the next twelve months, the Company estimates that an additional $1,919,000 will be reclassified as additional interest income.
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

	December 31, 2023				December 31, 2022
	Derivative Assets(1)		Derivative Liabilities(1)		Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$60,000	$3,914	$—	$—	$40,000	$5,144	$—	$—

Derivatives not designated as hedging instruments:
Risk participation agreements	—	—	11,797	3	—	—	12,036	9

Netting adjustments		—		—		—		—

Net derivative amounts		$3,914		$3		$5,144		$9
(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

At December 31, 2023 and 2022, accumulated unrealized gains, net of taxes, on derivative instruments totaled $2,928,000 and $3,961,000, respectively.
Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
The following tables below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive (Loss) Income as of December 31, 2023 and 2022.

	Year Ended December 31, 2023
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$878	$878	Interest income	$2,185	$2,185

	For the Year Ended December 31, 2022
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$3,991	$3,991	Interest income	$572	$572
Effect of Cash Flow Hedge Accounting on the Consolidated Statements of Income
The following tables below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income as of December 31, 2023 and 2022.

(dollars in thousands)	Location of Gain Reclassified from AOCI into Income	For the Year Ended December 31, 2023
Effects of cash flow hedging
Interest rate swaps - variable rate liabilities	Interest income	$2,185

(dollars in thousands)	Location of Gain Reclassified from AOCI into Income	For the Year Ended December 31, 2022
Effects of cash flow hedging
Interest rate swaps - variable rate liabilities	Interest income	$572
Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of December 31, 2023 and 2022.

(dollars in thousands)	Location of Income Recognized on Non-designated Hedges	For the Year Ended December 31, 2023
Effects of non-designated hedges
Risk participation agreements	Other noninterest income	$5

(dollars in thousands)	Location of Income Recognized on Non-designated Hedges	For the Year Ended December 31, 2022
Effects of non-designated hedges
Risk participation agreements	Other noninterest income	$74
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
As of December 31, 2023, there were no derivatives with credit-risk-related contingent features in a net liability position. Such derivatives are measured at fair value, which includes accrued interest but excludes any adjustment for nonperformance risk. If the Company had breached any provisions at December 31, 2023, it would not have been required to settle any obligations under the agreements since the termination value was $0.
15. Income Taxes
The Company files federal income tax returns on a calendar year basis. Income tax expense for the years indicated is summarized as follows:

(dollars in thousands)	2023	2022	2021
Current	$10,722	$9,792	$9,754
Deferred	(33)	(882)	2,544
HTC	(303)	—	—
NMTC	(480)	(480)	(480)
Total income tax expense	$9,906	$8,430	$11,818
The components of the Company’s net deferred tax asset, which is included in accrued interest receivable and other assets in the accompanying Statement of Financial Condition at December 31 of the years indicated are as follows:

(dollars in thousands)	2023	2022
Deferred tax assets:
Provision for loan losses	$7,168	$6,581
Discount on purchased loans	822	1,277
Salary continuation plan	657	676
Mortgage servicing rights	30	47
Deferred compensation	5	5
Stock-based compensation	260	262
Unrealized loss on securities available for sale	9,121	11,501
Net operating loss acquired	334	499
HTC	41	—

(dollars in thousands)	2023	2022
Other	219	382
Deferred tax assets	$18,657	$21,230
Deferred tax liabilities:
FHLB stock dividends	$(169)	$(78)
Accumulated depreciation	(3,280)	(3,362)
Intangible assets	(842)	(1,123)
Derivatives	(778)	(1,053)
NMTC	(159)	(130)
Other	(46)	(46)
Deferred tax liabilities	(5,274)	(5,792)
Net deferred tax asset	$13,383	$15,438
For the years ended December 31, 2023, 2022 and 2021, the Company’s provision for federal income taxes differed from the amount computed by applying the federal income tax statutory rate of 21% on income from operations as indicated in the following analysis:

(dollars in thousands)	2023	2022	2021
Federal tax based on statutory rate	$10,658	$8,994	$12,773
State tax based on statutory rate	175	151	97
(Decrease) increase resulting from:
HTC	(303)	—	—
NMTC	(480)	(480)	(480)
Effect of tax-exempt income	(155)	(276)	(196)
Changes in the cash surrender value of bank owned life insurance	(219)	(192)	(547)
Nondeductible merger-related expenses	—	41	30
Nondeductible share based compensation expense	161	188	180
Exercise of stock options	(50)	(37)	(23)
Other	119	41	(16)
Income tax expense	$9,906	$8,430	$11,818
Effective tax rate	19.8%	19.8%	19.6%
Retained earnings as of December 31, 2023 and 2022, included $5,837,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than bad debt losses would create income for tax purposes only, which would be subject to the then-current federal statutory income tax rate. The unrecorded deferred income tax liability on the above amount was $1,985,000 as of December 31, 2023 and 2022. Current accounting standards do not require the accrual of this deferred tax amount to be recorded unless it is probable that the reserve (for tax purposes) will be significantly depleted by loan losses deductible for tax purposes in the future. Based on current estimates of losses within the Company’s loan portfolio, accrual of the deferred tax liability associated with this reserve was not required as of December 31, 2023 and 2022.
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

	Contract Amount
(dollars in thousands)	2023	2022
Standby letters of credit	$7,289	$6,969
Available portion of lines of credit	368,398	367,167
Undisbursed portion of loans in process	221,997	194,182
Commitments to originate loans	127,076	164,682
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
Quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 risk-based capital (as defined) to average assets and risk-weighted assets (as defined). Management believes, as of December 31, 2023 and 2022, that the Bank met all capital adequacy requirements to which it was subject.
As of December 31, 2023 and 2022, the most recent notification from the OCC categorized the Bank as “well capitalized” under the OCC regulatory classification framework. To be categorized as “well capitalized,” the Bank must maintain minimum Total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The following tables present actual and required capital ratios for the the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2023 and 2022. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Company:
Tier 1 risk-based capital	$312,454	11.49%	$231,087	8.50%	N/A	N/A
Total risk-based capital	400,578	14.73	285,460	10.50	N/A	N/A
Tier 1 leverage capital	312,454	9.73	128,508	4.00	N/A	N/A

Bank:
Common equity Tier 1 capital	$351,939	12.98%	$189,732	7.00%	$176,180	6.50%
Tier 1 risk-based capital	351,939	12.98	230,389	8.50	216,837	8.00
Total risk-based capital	385,822	14.23	284,599	10.50	271,046	10.00
Tier 1 leverage capital	351,939	10.98	128,188	4.00	160,235	5.00

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Company:
Tier 1 risk-based capital	$281,288	10.85%	$220,269	8.50%	N/A	N/A
Total risk-based capital	366,243	14.13	272,096	10.50	N/A	N/A
Tier 1 leverage capital	281,288	9.12	123,428	4.00	N/A	N/A

Bank:
Common equity Tier 1 capital	$321,245	12.43%	$180,892	7.00%	$167,971	6.50%
Tier 1 risk-based capital	321,245	12.43	219,654	8.50	206,733	8.00
Total risk-based capital	352,187	13.63	271,337	10.50	258,417	10.00
Tier 1 leverage capital	321,245	10.43	123,150	4.00	153,937	5.00
18. Benefit Plans
401(k) and Profit Sharing Plan
The Company’s 401(k) defined contribution plan allows its participants to contribute up to 75% of their pretax earnings on a tax-deferred basis up to the statutory limit. The Company’s matching contributions are equal to 100% of the employee’s contributions up to 2%, plus 50% of the employees’ contributions over 2% but not over 6% of the employee’s pay. For the years ended December 31, 2023, 2022 and 2021, the Company made contributions of $1,610,000, $1,255,000 and $974,000, respectively, in connection with the plan, which is included in compensation and benefits expense in the accompanying Consolidated Statements of Income.
Employee Stock Ownership Plan
In 2008, the Company established an employee stock ownership plan (“ESOP”) for the benefit of all eligible employees of the Company. The leveraged ESOP is accounted for in accordance with the requirements of ASC 718, Compensation – Stock Compensation.
Employees of the Bank who have been employed for a six month period and who have attained age 21 are eligible to participate in the ESOP. Contributions are being made to the ESOP in amounts necessary to amortize the debt to the Company over a period of 20 years.

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
Compensation cost related to the ESOP was $908,000, $1,096,000 and $1,052,000 for the years ended December 31, 2023, 2022 and 2021, respectively. The fair value of the unearned ESOP shares, using the closing quoted market price per share as of year-end, was approximately $7,125,000 and $8,219,000 as of December 31, 2023 and 2022, respectively. A summary of the ESOP share allocation as of December 31, 2023 and 2022 follows.

	2023	2022
Shares allocated, beginning of year	361,195	336,226
Shares allocated during the year	35,708	35,708
Shares distributed during the year	(18,112)	(10,739)
Allocated shares held by ESOP trust as of year end	378,791	361,195
Unallocated shares	169,611	205,318
Total ESOP shares	548,402	566,513
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
In July 2023, the Company's Chief Operations Officer ("COO") resigned from his position with the Company and the Bank. Prior to the his resignation, the Bank was under a salary continuation agreement with the COO. Under the terms of the agreement, the Company paid his vested benefits of $100,254 in one lump sum on January 1, 2024.
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
The Company had an outstanding liability totaling $3,128,000 and $3,220,000 as of December 31, 2023 and 2022, respectively, in connection with the agreements, which is included in accrued interest payable and other liabilities in the accompanying statements of financial condition.
19. Stock-based Payment Arrangements
The Company’s shareholders approved the 2009 Stock Option Plan (the “SOP”) and the 2009 Recognition and Retention Plan (the “RRP”) on May 12, 2009 to provide incentives and awards for directors, officers, and other key employees of the Company and its subsidiary. A maximum of 892,687 shares of Company common stock were reserved for issuance upon the exercise of options granted under the SOP. A total of 357,075 shares of the Company’s outstanding common stock, or 4% of total shares outstanding at the time the RRP was implemented, were approved for restricted stock awards under the RRP. The SOP and RRP expired February 2019. Expiration of the SOP and RRP did not affect any unvested options or awards granted. On May 6, 2014, the Company’s shareholders approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan authorizes the granting of stock options, restricted stock units and other awards to directors, officers and other key employees. An aggregate of 350,000 shares of our common stock was reserved for issuance pursuant to awards under the 2014 Plan. On May 5, 2021, the Company’s shareholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the granting of stock options, restricted stock units and other awards to directors, officers and other key employees. An aggregate of 435,000 shares of our common stock was reserved for issuance pursuant to awards under the 2021 Plan. These plans are administered by a committee appointed by the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards. In accordance with ASC 718, the Company adopted a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured as of the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.
Stock Option Plans
The Company has issued stock options under the SOP and the 2014 Plan to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years. All stock options granted have been issued with vesting periods of five years with accelerated vesting provided under certain circumstances. As of December 31, 2023, options to acquire an aggregate of 156,687 shares were outstanding under the SOP and the 2014 Plan.
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

	2023	2022	2021
Expected dividends	—%	2.24%	2.50%
Expected volatility	—%	34.34%	33.77%
Risk-free interest rate	—%	1.8%	1.2%
Expected term (in years)	0	6.5	6.5
As of December 31, 2023, there was $204,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a period of 2.3 years.
For the years ended December 31, 2023, 2022 and 2021, the Company recognized $144,000, $187,000 and $220,000, respectively, in compensation cost related to stock options, which is included in compensation and benefits expense in the accompanying consolidated statements of income.

The following table represents stock option activity for the years indicated.

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2020	204,540	$29.17	$6.02
Granted	37,970	36.84	9.58
Exercised	(19,941)	24.72	5.20
Forfeited	(8,712)	34.35	6.98
Outstanding as of December 31, 2021	213,857	$30.73	$6.69	6.0
Granted	3,800	41.15	11.72
Exercised	(35,794)	22.00	5.85
Forfeited	(480)	45.12	10.43
Outstanding as of December 31, 2022	181,383	$32.64	$6.95	5.7
Granted	—	—	—
Exercised	(20,816)	26.31	5.58
Forfeited	(3,880)	34.33	7.61
Outstanding as of December 31, 2023	156,687	$33.43	$7.11	4.9
Exercisable as of December 31, 2021	125,601	$28.66	$6.28	4.5
Exercisable as of December 31, 2022	116,239	$32.03	$6.64	4.7
Exercisable as of December 31, 2023	117,870	$33.54	$6.97	4.3
Restricted Stock Plans
The Company has issued restricted stock under the RRP to directors, officers and other key employees. During 2009, the Company purchased in the open market all shares required to fund the RRP at an average cost of $11.81 per share. As of December 31, 2023, the cost of such shares held by the RRP totaled $1,000, which is included in the Company’s unallocated common stock held by the RRP in the consolidated statements of financial condition. Under the 2014 Plan, the Company may issue restricted stock units, restricted stock awards, options and other awards.
Awards under the RRP, 2014 and the 2021 Plan may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned compensation related to these awards is amortized to compensation expense over the 5-year vesting period. The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock as of the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of December 31, 2023, unearned share-based compensation associated with these awards totaled $2,484,000.
For the years ended December 31, 2023, 2022 and 2021, the Company recognized $762,000, $625,000 and $549,000, respectively, in compensation cost related to restricted stock and restricted stock units, which is included in compensation and benefits expense in the accompanying consolidated statements of income.

The following table represents unvested restricted stock activity for the years indicated.

Restricted Stock	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, December 31, 2020	44,353	$32.04
Granted	21,365	36.90
Forfeited	(3,937)	32.76
Released	(15,574)	32.95
Balance, December 31, 2021	46,207	$33.93
Granted	42,495	35.32
Forfeited	—	—
Released	(14,640)	34.67
Balance, December 31, 2022	74,062	$34.58
Granted	45,065	30.37
Forfeited	(6,375)	32.88
Released	(19,814)	35.04
Balance, December 31, 2023	92,938	$32.55
20. Earnings Per Share
Earnings per common share was computed based on the following:

	Years Ended December 31,
(dollars in thousands, except per share data)	2023	2022	2021
Numerator:
Income applicable to common shares	$40,240	$34,072	$48,621
Denominator:
Weighted average common shares outstanding	8,028	8,139	8,379
Effect of dilutive securities:
Restricted stock	15	13	12
Stock options	22	42	37
Weighted average common shares outstanding - assuming dilution	8,065	8,194	8,428
Earnings per common share	$5.02	$4.19	$5.80
Earnings per common share - assuming dilution	$4.99	$4.16	$5.77
Options on 111,234, 77,655 and 97,836 shares of common stock were not included in computing diluted earnings per share for the years ended December 31, 2023, 2022 and 2021, respectively, because the effect of these shares was anti-dilutive.
21. Related Party Transactions
Certain directors and officers of the Company are customers of the Company. Loan transactions with directors, officers and employees are made on the same terms as those prevailing at the time for comparable loans to other persons. A summary of related party loan activity during 2023 and 2022 follows.

(dollars in thousands)	2023	2022
Balance, beginning of year	$10,717	$9,727
New loans	2,361	2,760
Repayments, net	(935)	(1,770)
Balance, end of year	$12,143	$10,717
None of the related party loans were identified as impaired or exceeded 5% of shareholders’ equity for the years ended 2023 or 2022.

Related party deposits totaled $6,080,000 and $7,778,000 as of December 31, 2023 and 2022, respectively.
22. Fair Value Measurements and Disclosures
The Company values its financial assets and liabilities measured at fair value in three levels as required by ASC 820, Fair Value Measurements and Disclosures. Under this guidance, fair value is based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the inputs used to develop those assumptions and measure fair value. The hierarchy requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
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
Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of December 31, 2023, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.
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

The following tables present the balances of assets and liabilities measured on a recurring basis as of December 31, 2023 and 2022 aggregated by the level in the fair value hierarchy in which these measurements fall.

(dollars in thousands)	December 31, 2023	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$283,853	$—	$283,853	$—
Collateralized mortgage obligations	79,262	—	79,262	—
Municipal bonds	46,674	—	46,674	—
U.S. government agency	18,049	—	18,049	—
Corporate bonds	6,088	—	6,088	—
Total available for sale securities	$433,926	$—	$433,926	$—

Derivative assets(1)	$3,914	$—	$3,914	$—
Total	$437,840	$—	$437,840	$—

Liabilities
Derivative liabilities(1)	$3	$—	$3	$—

(dollars in thousands)	December 31, 2022	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$316,832	$—	$316,832	$—
Collateralized mortgage obligations	86,345	—	86,345	—
Municipal bonds	57,625	—	57,625	—
U.S. government agency	19,333	—	19,333	—
Corporate bonds	6,383	—	6,383	—
Total available for sale securities	$486,518	$—	$486,518	$—

Derivative assets(1)	$5,144	$—	$5,144	$—
Total	$491,662	$—	$491,662	$—

Liabilities
Derivative liabilities(1)	$9	$—	$9	$—
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

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2023	Level 1	Level 2	Level 3
Assets
Loans individually evaluated for impairment	$3,797	$—	$—	$3,797
Foreclosed assets and ORE	1,575	—	—	1,575
Total	$5,372	$—	$—	$5,372

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2022	Level 1	Level 2	Level 3
Assets
Loans individually evaluated for impairment	$4,312	$—	$—	$4,312
Foreclosed assets and ORE	461	—	—	461
Total	$4,773	$—	$—	$4,773
The following tables show significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2023
Loans individually evaluated for impairment	$3,797	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 89%	10%
Foreclosed assets and ORE	$1,575	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	31% - 71%	62%

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2022
Loans individually evaluated for impairment	$4,312	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 89%	14%
Foreclosed assets and ORE	$461	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 31%	16%
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
The fair value of off-balance sheet financial instruments as of December 31, 2023 and 2022 was immaterial.

		Fair Value Measurements at December 31, 2023
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$75,831	$75,831	$75,831	$—	$—
Interest-bearing deposits in banks	99	99	99	—	—
Investment securities available for sale	433,926	433,926	—	433,926	—
Investment securities held to maturity	1,065	1,066	—	1,066	—
Mortgage loans held for sale	361	361	—	361	—
Loans, net	2,550,101	2,381,863	—	2,378,066	3,797
Cash surrender value of BOLI	47,321	47,321	47,321	—	—
Derivative assets(1)	3,914	3,914	—	3,914	—
Financial Liabilities
Deposits	$2,670,624	$2,665,590	$2,025,890	$639,700	$—
Other borrowings	5,539	5,498	—	5,498	—
Subordinated debt, net of issuance cost	54,241	50,865	—	50,865	—
Short-term FHLB advances	150,000	150,000	150,000	—	—
Long-term FHLB advances	42,713	41,792	—	41,792	—
Derivative liabilities(1)	3	3	—	3	—

		Fair value Measurements at December 31, 2022
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$87,401	$87,401	$87,401	$—	$—
Interest-bearing deposits in banks	349	349	349	—	—
Investment securities available for sale	486,518	486,518	—	486,518	—
Investment securities held to maturity	1,075	1,072	—	1,072	—
Mortgage loans held for sale	98	98	—	98	—
Loans, net	2,401,451	2,326,104	—	2,321,792	4,312
Cash surrender value of BOLI	46,276	46,276	46,276	—	—
Derivative assets(1)	5,144	5,144	—	5,144	—
Financial Liabilities
Deposits	$2,633,181	$2,620,577	$2,297,736	$322,841	$—
Other borrowings	5,539	5,388	—	5,388	—
Subordinated debt, net of issuance cost	54,013	51,287	—	51,287	—
Short-term FHLB advances	155,000	155,000	155,000	—	—
Long-term FHLB advances	21,213	20,019	—	20,019	—
Derivative liabilities(1)	9	9	—	9	—
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
Condensed Balance Sheets
For the Years Ended December 31, 2023 and 2022

(dollars in thousands)	2023	2022
Assets
Cash in bank	$6,584	$6,443
Investment in subsidiary	406,929	369,911
Other assets	8,207	7,649
Total assets	$421,720	$384,003
Liabilities
Subordinated debt, net of issuance cost	$54,241	$54,013
Other liabilities	35	36
Total liabilities	$54,276	$54,049
Shareholders’ equity	367,444	329,954
Total liabilities and shareholders’ equity	$421,720	$384,003

Condensed Statements of Income
For the Years Ended December 31, 2023, 2022 and 2021

(dollars in thousands)	2023	2022	2021
Operating income
Dividend from subsidiary	$15,000	$74,576	$15,000
Total operating income	15,000	74,576	15,000
Operating expenses
Other expenses	340	289	183
Total operating expenses	340	289	183
Interest expense
Subordinated debt expense	3,390	1,710	—
Total interest expense	3,390	1,710	—
Income before income tax benefit and equity in undistributed earnings of subsidiary	11,270	72,577	14,817
Income tax benefit	783	420	38
Income before equity in undistributed earnings of subsidiary	12,053	72,997	14,855
Undistributed earnings of subsidiary	28,187	(38,925)	33,766
Net income	$40,240	$34,072	$48,621
Condensed Statements of Cash Flows
For the Years Ended December 31, 2023, 2022 and 2021

(dollars in thousands)	2023	2022	2021
Cash flows from operating activities
Net income	$40,240	$34,072	$48,621
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation	1,468	1,629	1,585
Amortization of subordinated debt issuance cost	228	120	—
Increase in accrued interest receivable and other assets	(558)	(1,225)	(1,058)
Undistributed earnings in subsidiary	(28,187)	38,925	(33,766)
Decrease in accrued expenses and other liabilities	—	(9)	(3)
Net cash provided by operating activities	13,191	73,512	15,379
Cash flows from investing activities
Net cash paid in acquisitions	—	(64,593)	—
Investment in subsidiaries	—	(40,000)	—
Net cash used in investing activities	—	(104,593)	—
Cash flows from financing activities
Proceeds from exercise of stock options	102	375	80
Proceeds from issuance of subordinated debt, net of issuance cost	—	53,892	—
Payment of dividends on common stock	(8,222)	(7,777)	(7,867)
Issuance of stock under incentive plan	329	324	303
Purchase of Company’s common stock	(5,259)	(11,333)	(8,900)
Net cash (used in) provided by financing activities	(13,050)	35,481	(16,384)
Net change in cash and cash equivalents	141	4,400	(1,005)
Cash and cash equivalents at beginning of year	6,443	2,043	3,048
Cash and cash equivalents at end of year	$6,584	$6,443	$2,043

24. Consolidated Quarterly Results of Operations (unaudited)

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2023
Total interest income	$38,115	$40,071	$42,078	$43,399
Total interest expense	6,520	9,765	12,569	14,117
Net interest income	31,595	30,306	29,509	29,282
Provision for loan losses	814	511	351	665
Net interest income after provision for loan losses	30,781	29,795	29,158	28,617
Noninterest income	3,311	3,448	4,399	3,478
Noninterest expense	19,940	20,959	21,338	20,604
Income before income taxes	14,152	12,284	12,219	11,491
Income tax expense	2,832	2,503	2,465	2,106
Net income	$11,320	$9,781	$9,754	$9,385
Earnings per share – basic	$1.40	$1.22	$1.22	$1.18
Earnings per share – diluted	$1.39	$1.21	$1.22	$1.17

Year Ended December 31, 2022
Total interest income	$24,566	$30,505	$34,264	$36,595
Total interest expense	1,055	1,264	2,287	3,309
Net interest income	23,511	29,241	31,977	33,286
Provision for loan losses	3,215	591	1,696	1,987
Net interest income after provision for loan losses	20,296	28,650	30,281	31,299
Noninterest income	3,386	3,686	3,474	3,339
Noninterest expense	18,240	21,765	20,723	21,181
Income before income taxes	5,442	10,571	13,032	13,457
Income tax expense	1,041	2,110	2,598	2,681
Net income	$4,401	$8,461	$10,434	$10,776
Earnings per share – basic	$0.53	$1.04	$1.29	$1.33
Earnings per share – diluted	$0.53	$1.03	$1.28	$1.32

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2021
Total interest income	$26,928	$25,763	$28,423	$25,788
Total interest expense	1,833	1,653	1,289	1,138
Net interest income	25,095	24,110	27,134	24,650
Provision for loan losses	(1,703)	(3,425)	(2,385)	(2,648)
Net interest income after provision for loan losses	26,798	27,535	29,519	27,298
Noninterest income	4,060	3,294	5,383	3,534
Noninterest expense	15,966	16,568	16,431	18,017
Income before income taxes	14,892	14,261	18,471	12,815
Income tax expense	2,964	2,865	3,412	2,577
Net income	$11,928	$11,396	$15,059	$10,238
Earnings per share – basic	$1.41	$1.35	$1.80	$1.24
Earnings per share – diluted	$1.41	$1.34	$1.79	$1.23

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2023. Our independent registered public accountants have issued an audit report on the Company’s internal control over financial reporting. This report appears at the beginning of Item 8. Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
During the fiscal quarter ended December 31, 2023, none of our directors or "officers" (as such term is defined in Rule 16a-1(f)) under the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC for the 2024 Annual Meeting of Shareholders expected to be held in May 2024 (the “Proxy Statement”).
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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information. The following table provides information as of December 31, 2023 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2009 Stock Option Plan, 2009 Recognition and Retention Plan, the 2014 Equity Incentive Plan and the 2021 Equity Incentive Plan, each of which was approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	249,625	(1)	$33.43	(1)	367,692
Equity compensation plans not approved by security holders	—		—		—
Total	249,625		$33.43		367,692
(1)Includes 100 shares subject to restricted stock grants and 92,838 restricted share units which were not vested as of December 31, 2023. The weighted-average exercise price excludes such restricted stock grants.
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
(3) Exhibits
The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Articles of Incorporation of Home Bancorp, Inc.	(1)

3.2	Amended and Restated Bylaws of Home Bancorp, Inc.	(2)

4.1	Form of Stock Certificate of Home Bancorp, Inc.	(1)

4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	(3)

4.3	Indenture, dated June 30, 2022, by and between Home Bancorp, Inc. and UMB Bank, National Association, as trustee.	(4)

4.4	Forms of 5.75% Fixed-to-Floating Rate Definitive Subordinated Note due 2032	(5)

10.1	2005 Directors’ Deferral Plan*	(6)

10.2	Amended and Restated Employment Agreement by and between Home Bank and John W. Bordelon*	(7)

10.3	Amended and Restated Employment Agreement by and between Home Bancorp, Inc. and John W. Bordelon*	(7)

10.4	Amended and Restated Employment Agreement by and between Home Bank and Darren E. Guidry*	(7)

10.5	Salary Continuation Agreement by and between Home Bank and Jason P. Freyou*	(7)

10.6	Home Bancorp, Inc. 2009 Stock Option Plan*	(8)

10.7	Home Bancorp, Inc. 2009 Recognition and Retention Plan and Trust Agreement*	(9)

10.8	Home Bancorp, Inc. 2014 Equity Incentive Plan*	(10)

10.9	Home Bancorp, Inc. 2021 Equity Incentive Plan*	(12)

10.10	Amended and Restated Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(7)

10.11	Amended and Restated Salary Continuation Agreement by and between Home Bank and Darren E. Guidry*	(7)

10.12	Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(7)

No.	Description	Location
10.13	Amendment to the Amended and Restated Employment Agreement between Home Bancorp, Inc. and John W. Bordelon*	(11)

10.14	Amendment to the Amended and Restated Employment Agreement between Home Bank, N.A. and John W. Bordelon*	(11)

10.15	Amendment to the Amended and Restated Employment Agreement between Home Bank, N.A. and Darren E. Guidry*	(11)

10.16	Employment Agreement between Home Bank, N.A. and David T. Kirkley*	(13)

10.17	Amendment to the Employment Agreement between Home Bank, N.A. and David T. Kirkley*	(11)

10.18	Amendment to the Amended and Restated Salary Continuation Agreement between Home Bank, N.A. and Darren E. Guidry*	(14)

10.19	Salary Continuation Agreement by and between Home Bank and David T. Kirkley*	(14)

23.1	Consent of Wipfli LLP	Filed herewith

31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith

32.0	Section 1350 Certification	Filed herewith

97.1	Clawback Policy	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
_______________
*Denotes a management contract or compensatory plan or arrangement.
(1)Incorporated by reference from the exhibit included in Home Bancorp’s registration statement on Form S-1, filed June 6, 2008 (SEC File No. 333-151492).
(2)Incorporated by reference from the exhibit included in the Company's Annual Report on From 10-K for the year ended December 31, 2022 and filed March 9, 2023 (SEC File No 0001-34190)
(3)Incorporated by reference from the exhibit 4.2 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and filed March 12, 2020 (SEC File No. 001-34190).
(4)Incorporated by reference from Exhibit 4.1 included in Home Bancorp’s Current Report on Form 8-K, dated as of June 30, 2022 and filed July 1, 2022 (SEC File No. 001-34190).
(5)Incorporated by reference from Exhibits 4.2 and 4.3 included in Home Bancorp’s registration statement on Form S-4 dated as of August 12, 2022 and filed August 12, 2022 (SEC File No. 333-266819).
(6)Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of December 22, 2008 and filed December 29, 2008 (SEC File No. 001-34190).
(7)Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of May 20, 2019 and filed May 24, 2019 (SEC File No. 001-34190).
(8)Incorporated by reference from Appendix A to Home Bancorp’s definitive proxy statement filed April 1, 2009 (SEC File No. 001-34190) and included in Form S-8, filed June 23, 2009 (SEC File No. 333-160155).
(9)Incorporated by reference from Appendix B to Home Bancorp’s definitive proxy statement filed April 1, 2009 (SEC File No. 001-34190).

(10)Incorporated by reference from Appendix A to Home Bancorp’s definitive proxy statement filed April 3, 2014 (SEC File No. 001-34190)
(11)Incorporated by reference from the exhibit included in the Company's Current Report on Form 8-K, dated as of May 19, 2023, and filed May 23, 2023 (SEC File No. 001-34190).
(12)Incorporated by reference from Appendix A to Home Bancorp’s definitive proxy statement filed March 26, 2021 (SEC File No. 001-34190)
(13)Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of May 20, 2021 and filed May 20, 2021 (SEC File No. 001-34190)
(14)Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of May 25, 2022 and filed May 25, 2022 (SEC File No. 001-34190)
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

HOME BANCORP, INC.

March 8, 2024	By:	/s/ John W. Bordelon
John W. Bordelon Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ John W. Bordelon	John W. Bordelon Chairman of the Board, President and Chief Executive Officer	March 8, 2024
John W. Bordelon

/s/ J. Scott Ballard	Director	March 8, 2024
J. Scott Ballard

/s/ Paul J. Blanchet, III	Director, Chairman of Audit Committee	March 8, 2024
Paul J. Blanchet, III

/s/ Daniel G. Guidry	Director	March 8, 2024
Daniel G. Guidry

/s/ John A. Hendry	Director	March 8, 2024
John A. Hendry

/s/ Chris P. Rader	Director	March 8, 2024
Chris P. Rader

/s/ Ann F. Trappey	Director	March 8, 2024
Ann F. Trappey

/s/ Donald W. Washington	Director	March 8, 2024
Donald W. Washington

/s/ David T. Kirkley	Senior Executive Vice President and Chief Financial Officer	March 8, 2024
David T. Kirkley

/s/ Mary H. Hopkins	Home Bank Senior Vice President and Director of Financial Management	March 8, 2024
Mary H. Hopkins