Form 10-Q
period 2024-03-31
HOME BANCORP, INC.
filed 2024-05-03
CIK 1436425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At May 2, 2024, the registrant had 8,128,334 shares of common stock, $0.01 par value, outstanding.

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

ACL	–	Allowance for credit losses
ALL	–	Allowance for loan losses
AOCI	–	Accumulated other comprehensive income
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
Bank	–	Home Bank, N. A., a wholly-owned subsidiary of the Company
BOLI	–	Bank-owned life insurance
bps	–	basis points, 100 basis points being equal to 1.0%
BTFP	–	Bank Term Funding Program
C&D	–	Construction and land
C&I	–	Commercial and industrial
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act
CECL	–	Current expected credit losses
Company	–	Home Bancorp, Inc., a Louisiana corporation and the holding company for Home Bank, N. A.
COVID-19	–	The novel coronavirus
CRE	–	Commercial real estate
EPS	–	Earnings per common share
FASB	–	Financial Accounting Standards Board
FHLB	–	Federal Home Loan Bank
GAAP	–	Generally Accepted Accounting Principles
LTV	–	Loan-to-value
NPA(s)	–	Nonperforming asset(s)
OCI	–	Other comprehensive income
ORE	–	Other real estate
PCD	–	Purchased credit deteriorated
PPP	–	Paycheck Protection Program
SBA	–	U.S. Small Business Association
SEC	–	U.S. Securities and Exchange Commission
TE	–	Taxable equivalent
U.S.	–	United States

ii

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)	(Audited)
(dollars in thousands)	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$90,475	$75,831
Interest-bearing deposits in banks	—	99
Investment securities available for sale, at fair value	421,813	433,926
Investment securities held to maturity (fair values of $1,062 and $1,066, respectively)	1,065	1,065
Mortgage loans held for sale	646	361
Loans, net of unearned income	2,621,690	2,581,638
Allowance for loan losses	(31,461)	(31,537)
Total loans, net of unearned income and allowance for loan losses	2,590,229	2,550,101
Office properties and equipment, net	42,341	41,980
Cash surrender value of bank-owned life insurance	47,587	47,321
Goodwill and core deposit intangibles	86,019	86,372
Accrued interest receivable and other assets	77,429	83,066
Total Assets	$3,357,604	$3,320,122
Liabilities
Deposits:
Noninterest-bearing	$742,177	$744,424
Interest-bearing	1,980,401	1,926,200
Total Deposits	2,722,578	2,670,624
Other borrowings	140,539	5,539
Subordinated debt, net of issuance cost	54,294	54,241
Short-term Federal Home Loan Bank advances	—	150,000
Long-term Federal Home Loan Bank advances	38,607	42,713
Accrued interest payable and other liabilities	29,301	29,561
Total Liabilities	2,985,319	2,952,678
Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,140,380 and 8,158,281 shares issued and outstanding, respectively	81	81
Additional paid-in capital	166,160	165,823
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(1,607)	(1,696)
Recognition and Retention Plan (RRP)	—	(1)
Retained earnings	241,152	234,619
Accumulated other comprehensive loss	(33,501)	(31,382)
Total Shareholders’ Equity	372,285	367,444
Total Liabilities and Shareholders’ Equity	$3,357,604	$3,320,122
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2024	2023
Interest Income
Loans, including fees	$40,567	$34,498
Investment securities:
Taxable interest	2,715	2,998
Tax-exempt interest	73	144
Other investments and deposits	771	475
Total interest income	44,126	38,115
Interest Expense
Deposits	12,132	3,240
Other borrowings	1,486	53
Subordinated debt expense	845	851
Short-term Federal Home Loan Bank advances	436	2,259
Long-term Federal Home Loan Bank advances	326	117
Total interest expense	15,225	6,520
Net interest income	28,901	31,595
Provision for loan losses	141	814
Net interest income after provision for loan losses	28,760	30,781
Noninterest Income
Service fees and charges	1,254	1,250
Bank card fees	1,575	1,787
Gain on sale of loans, net	87	57
Income from bank-owned life insurance	266	253
Loss on sale of securities, net	—	(249)
Gain (loss) on sale of assets, net	6	(17)
Other income	361	230
Total noninterest income	3,549	3,311
Noninterest Expense
Compensation and benefits	12,170	12,439
Occupancy	2,454	2,350
Marketing and advertising	466	307
Data processing and communication	2,514	2,321
Professional services	475	364
Forms, printing and supplies	205	187
Franchise and shares tax	488	541
Regulatory fees	469	539
Foreclosed assets and ORE, net	65	(739)
Amortization of acquisition intangible	353	446
Provision for credit losses on unfunded commitments	—	210
Other expenses	1,209	975
Total noninterest expense	20,868	19,940
Income before income tax expense	11,441	14,152
Income tax expense	2,242	2,832
Net Income	$9,199	$11,320
Earnings per share:
Basic	$1.15	$1.40
Diluted	$1.14	$1.39
Cash dividends declared per common share	$0.25	$0.25
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Net Income	$9,199	$11,320
Other Comprehensive (Loss) Income
Unrealized (losses) gains on available for sale investment securities	(3,160)	7,470
Unrealized gains (losses) on cash flow hedges	478	(716)
Reclassification adjustment for losses included in net income	—	249
Tax effect	563	(1,470)
Other comprehensive (loss) income, net of taxes	(2,119)	5,533
Comprehensive Income (Loss)	$7,080	$16,853
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2022	$83	$164,942	$(2,053)	$(7)	$206,296	$(39,307)	$329,954
Net income					11,320		11,320
Other comprehensive income						5,533	5,533
Purchase of Company’s common stock at cost, 10,199 shares	—	(102)			(233)		(335)
Cash dividends declared, $0.25 per share					(2,072)		(2,072)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 4,029 shares	—	33			(21)		12
Exercise of stock options	—	85					85
RRP shares released for allocation		(2)		2			—
ESOP shares released for allocation		308	89				397
Share-based compensation cost		206					206
Balance, March 31, 2023	$83	$165,470	$(1,964)	$(5)	$215,290	$(33,774)	$345,100
Balance, December 31, 2023	$81	$165,823	$(1,696)	$(1)	$234,619	$(31,382)	$367,444
Net income					9,199		9,199
Other comprehensive loss						(2,119)	(2,119)
Purchase of Company’s common stock at cost, 21,303 shares	—	(213)			(613)		(826)
Cash dividends declared, $0.25 per share					(2,038)		(2,038)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 3,402 shares	—	14			(15)		(1)
Exercise of stock options	—	—					—
RRP shares released for allocation		(1)		1			—
ESOP shares released for allocation		301	89				390
Share-based compensation cost		236					236
Balance, March 31, 2024	$81	$166,160	$(1,607)	$—	$241,152	$(33,501)	$372,285
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$9,199	$11,320
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	141	814
Depreciation	888	894
Amortization and accretion of purchase accounting valuations and intangibles	806	979
Federal Home Loan Bank stock dividends	(213)	(55)
Net amortization of discount on investments	74	135
Amortization of subordinated debt issuance cost	53	60
Gain on sale of securities, net	—	249
Gain on loans sold, net	(87)	(57)
Proceeds, including principal payments, from loans held for sale	9,479	4,339
Originations of loans held for sale	(9,677)	(4,657)
(Gain) loss on sale of assets, net	(6)	17
Non-cash compensation	626	603
Deferred income tax benefit	(24)	(104)
Increase in accrued interest receivable and other assets	(893)	(2,179)
Increase in cash surrender value of bank-owned life insurance	(266)	(253)
Increase (decrease) in accrued interest payable and other liabilities	223	(2,303)
Net cash provided by operating activities	10,323	9,802
Cash flows from investing activities:
Proceeds from maturities, prepayments and calls on securities available for sale	8,879	13,590
Proceeds from sales of securities available for sale	—	13,762
Increase in loans, net	(40,913)	(36,305)
Decrease in interest-bearing deposits in banks	99	—
Proceeds from sale of foreclosed assets	112	413
Purchases of office properties and equipment	(1,250)	(199)
Proceeds from sale of office properties and equipment	8	4
Purchase of Federal Home Loan Bank stock	—	(4,193)
Proceeds from redemption of Federal Home Loan Bank stock	7,335	—
Net cash used in investing activities	(25,730)	(12,928)
Cash flows from financing activities:
Increase (decrease) in deposits, net	52,022	(75,306)
Borrowings on Federal Home Loan Bank advances	490,400	6,261,375
Repayments of Federal Home Loan Bank advances	(644,506)	(6,160,863)
Proceeds from other borrowings	135,000	—
Proceeds from exercise of stock options	—	85
Issuance of stock under incentive plans, net	(1)	12
Dividends paid to shareholders	(2,038)	(2,072)
Purchase of Company’s common stock	(826)	(335)
Net cash provided by financing activities	30,051	22,896
Net change in cash and cash equivalents	14,644	19,770
Cash and cash equivalents, beginning	75,831	87,401
Cash and cash equivalents, ending	$90,475	$107,171
Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$14,200	$5,493
Income taxes paid	—	—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. Certain reclassifications have been made to prior period balances to conform to the current period presentation. The results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2023.

Critical Accounting Policies and Estimates
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could reflect materially different results under different assumptions and conditions. Methodologies the Company uses when applying critical accounting policies and developing critical accounting estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2023.

There have been no material changes from the critical accounting policies previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. In preparing its financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications
Certain reclassifications have been made to prior period balances to conform to the current period presentation.
2. Recent Accounting Pronouncements
Accounting Standards Adopted in 2024

Accounting Standard Update (“ASU”) ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03"). ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires certain new disclosures for equity securities subject to contractual sale restrictions. ASU 2022-03 is effective for fiscal years and interim periods after December, 15, 2023, though early adoption is permitted. The adoption of ASU 2022-03 did not have a significant impact on our consolidated financial statements.

ASU 2023-01, Leases (Topic 842): Common Control Arrangements: (“ASU 2023-01”) clarifies the accounting for leasehold improvements associated with common control leases to public business entities. This update is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of ASU 2023-01 did not have a significant impact on our Consolidated Financial Statements.

ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (“ASU 2023-02”) permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. This update is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of ASU 2023-02 did not have a significant impact on our Consolidated Financial Statements.

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
3. Investment Securities
The following tables summarize the Company’s available for sale and held to maturity investment securities at March 31, 2024 and December 31, 2023.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2024
Available for sale:
U.S. agency mortgage-backed	$307,558	$9	$32,881	$274,686
Collateralized mortgage obligations	81,218	1	3,942	77,277
Municipal bonds	53,784	4	7,692	46,096
U.S. government agency	18,862	—	1,244	17,618
Corporate bonds	6,982	—	846	6,136
Total available for sale	$468,404	$14	$46,605	$421,813
Held to maturity:
Municipal bonds	$1,065	$1	$4	$1,062
Total held to maturity	$1,065	$1	$4	$1,062

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Available for sale:
U.S. agency mortgage-backed	$314,569	$91	$30,807	$283,853
Collateralized mortgage obligations	82,764	1	3,503	79,262
Municipal bonds	53,891	4	7,221	46,674
U.S. government agency	19,151	—	1,102	18,049
Corporate bonds	6,982	—	894	6,088
Total available for sale	$477,357	$96	$43,527	$433,926
Held to maturity:
Municipal bonds	$1,065	$1	$—	$1,066
Total held to maturity	$1,065	$1	$—	$1,066

The estimated fair value and amortized cost by contractual maturity of the Company’s investment securities as of March 31, 2024 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities. The Company’s investment securities portfolio had an effective duration of 4.2 years at March 31, 2024 and December 31, 2023.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Available for sale:
U.S. agency mortgage-backed	$45	$80,734	$70,788	$123,119	$274,686
Collateralized mortgage obligations	466	59,107	519	17,185	77,277
Municipal bonds	—	4,448	25,176	16,472	46,096
U.S. government agency	—	5,120	12,284	214	17,618
Corporate bonds	—	—	6,136	—	6,136
Total available for sale	$511	$149,409	$114,903	$156,990	$421,813
Held to maturity:
Municipal bonds	$—	$1,062	$—	$—	$1,062
Total held to maturity	$—	$1,062	$—	$—	$1,062

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Available for sale:
U.S. agency mortgage-backed	$45	$88,034	$76,367	$143,112	$307,558
Collateralized mortgage obligations	470	61,875	549	18,324	81,218
Municipal bonds	—	4,732	29,425	19,627	53,784
U.S. government agency	—	5,180	13,466	216	18,862
Corporate bonds	—	—	6,982	—	6,982
Total available for sale	$515	$159,821	$126,789	$181,279	$468,404
Held to maturity:
Municipal bonds	$—	$1,065	$—	$—	$1,065
Total held to maturity	$—	$1,065	$—	$—	$1,065

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

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
March 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$6,164	$28	$267,799	$32,853	$273,963	$32,881
Collateralized mortgage obligations	—	—	77,269	3,942	77,269	3,942
Municipal bonds	1,429	26	44,163	7,666	45,592	7,692
U.S. government agency	3,663	154	13,955	1,090	17,618	1,244
Corporate bonds	—	—	6,136	846	6,136	846
Total available for sale	$11,256	$208	$409,322	$46,397	$420,578	$46,605
Held to maturity:
Municipal bonds	$531	$4	$—	$—	$531	$4
Total held to maturity	$531	$4	$—	$—	$531	$4

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$4,033	$10	$273,128	$30,797	$277,161	$30,807
Collateralized mortgage obligations	—	—	79,253	3,503	79,253	3,503
Municipal bonds	519	3	44,195	7,218	44,714	7,221
U.S. government agency	3,760	117	14,289	985	18,049	1,102
Corporate bonds	—	—	6,088	894	6,088	894
Total available for sale	$8,312	$130	$416,953	$43,397	$425,265	$43,527
Held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Total held to maturity	$—	$—	$—	$—	$—	$—

At March 31, 2024, 291 of the Company’s debt securities had unrealized losses totaling 10.0% of the individual securities’ amortized cost basis and 9.9% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 280 of the 291 securities had been in a continuous loss position for over 12 months. Management has determined that the declines in the fair value of these securities were not attributable to credit losses. As a result, no ACL was recorded for available for sale investment securities at March 31, 2024.

At March 31, 2024, it was determined that no ACL was required for the Company's held-to-maturity investment securities. The Company monitors credit quality of debt securities held-to-maturity through the use of credit ratings. The following tables present the amortized cost of the Company's held-to-maturity securities by credit quality rating at March 31, 2024 and December 31, 2023.

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
March 31, 2024
Held to maturity:
Municipal bonds	$1,065	$—	$1,065

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
December 31, 2023
Held to maturity:
Municipal bonds	$1,065	$—	$1,065

For the three months ended March 31, 2024, there were no gross gains or losses related to the sale of investment securities. For the three months ended March 31, 2023, the Company recorded gross gains of $98,000 and gross losses of $347,000 related to the sale of investment securities.

Accrued interest receivable on the Company's investment securities was $1,311,000 and $1,563,000 at March 31, 2024 and December 31, 2023, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

At March 31, 2024 and December 31, 2023, the Company had $135,483,000 and $127,172,000, respectively, of securities pledged to secure public deposits. In addition at March 31, 2024, the Company had $135,000,000 of securities pledged to BTFP borrowings. There were no securities pledged to BTFP borrowings at December 31, 2023,
4. Earnings Per Share
Earnings per common share was computed based on the following:

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Numerator:
Net income available to common shareholders	$9,199	$11,320
Denominator:
Weighted average common shares outstanding	7,984	8,088
Effect of dilutive securities:
Restricted stock	31	21
Stock options	24	28
Weighted average common shares outstanding – assuming dilution	8,039	8,137
Basic earnings per common share	$1.15	$1.40
Diluted earnings per common share	$1.14	$1.39

Options for 58,392 and 63,558 shares of common stock were not included in the computation of diluted EPS for the three months ended March 31, 2024 and 2023, respectively, because the effect of those shares was anti-dilutive.

5. Credit Quality and Allowance for Credit Losses

The Company’s loans, net of unearned income, consisted of the following as of the dates indicated.

(dollars in thousands)	March 31, 2024	December 31, 2023
Real estate loans:
One- to four-family first mortgage	$436,659	$433,401
Home equity loans and lines	70,377	68,977
Commercial real estate	1,221,573	1,192,691
Construction and land	334,324	340,724
Multi-family residential	118,748	107,263
Total real estate loans	2,181,681	2,143,056
Other loans:
Commercial and industrial	407,730	405,659
Consumer	32,279	32,923
Total other loans	440,009	438,582
Total loans	$2,621,690	$2,581,638

The net discount on the Company’s acquired loans was $3,820,000 and $4,340,000 at March 31, 2024 and December 31, 2023, respectively. In addition, loan balances as of March 31, 2024 and December 31, 2023 are reported net of unearned income of $5,227,000 and $5,321,000, respectively.

Accrued interest receivable on the Company's loans was $12,748,000 and $11,986,000 at March 31, 2024 and December 31, 2023, respectively, and is excluded from the estimate of the ACL. Those amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

Allowance for Credit Losses
The ACL, which includes the ALL and the ACL on unfunded lending commitments, and recorded investment in loans as of the dates indicated are as follows.

	March 31, 2024
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$3,275	$—	$3,275
Home equity loans and lines	701	—	701
Commercial real estate	14,863	200	15,063
Construction and land	5,287	—	5,287
Multi-family residential	584	—	584
Commercial and industrial	5,733	73	5,806
Consumer	745	—	745
Total allowance for loan losses	$31,188	$273	$31,461

Unfunded lending commitments(1)	$2,594	$—	$2,594
Total allowance for credit losses	$33,782	$273	$34,055

	March 31, 2024
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$436,659	$—	$436,659
Home equity loans and lines	70,377	—	70,377
Commercial real estate	1,217,734	3,839	1,221,573
Construction and land	334,324	—	334,324
Multi-family residential	118,748	—	118,748
Commercial and industrial	407,638	92	407,730
Consumer	32,279	—	32,279
Total loans	$2,617,759	$3,931	$2,621,690

	December 31, 2023
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$3,255	$—	$3,255
Home equity loans and lines	688	—	688
Commercial real estate	14,604	201	14,805
Construction and land	5,292	123	5,415
Multi-family residential	474	—	474
Commercial and industrial	6,071	95	6,166
Consumer	734	—	734
Total allowance for loan losses	$31,118	$419	$31,537

Unfunded lending commitments(1)	$2,594	$—	$2,594
Total allowance for credit losses	$33,712	$419	$34,131

	December 31, 2023
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$433,401	$—	$433,401
Home equity loans and lines	68,977	—	68,977
Commercial real estate	1,188,734	3,957	1,192,691
Construction and land	340,577	147	340,724
Multi-family residential	107,263	—	107,263
Commercial and industrial	405,547	112	405,659
Consumer	32,923	—	32,923
Total loans	$2,577,422	$4,216	$2,581,638
(1)The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.
(2)One PCD loan was individually evaluated at March 31, 2024 and December 31, 2023, respectively.

A summary of activity in the ACL for the three months ended March 31, 2024 and March 31, 2023 follows.

	Three Months Ended March 31, 2024
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$3,255	$—	$—	$20	$3,275
Home equity loans and lines	688	—	1	12	701
Commercial real estate	14,805	—	—	258	15,063
Construction and land	5,415	(124)	—	(4)	5,287
Multi-family residential	474	—	—	110	584
Commercial and industrial	6,166	(64)	15	(311)	5,806
Consumer	734	(53)	8	56	745
Total allowance for loan losses	$31,537	$(241)	$24	$141	$31,461

Unfunded lending commitments	$2,594	$—	$—	$—	$2,594
Total allowance for credit losses	$34,131	$(241)	$24	$141	$34,055

	Three Months Ended March 31, 2023
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$2,883	$—	$6	$467	$3,356
Home equity loans and lines	624	—	1	128	753
Commercial real estate	13,814	—	—	(20)	13,794
Construction and land	4,680	—	—	241	4,921
Multi-family residential	572	—	—	36	608
Commercial and industrial	6,024	(56)	81	(75)	5,974
Consumer	702	(37)	10	37	712
Total allowance for loan losses	$29,299	$(93)	$98	$814	$30,118

Unfunded lending commitments	$2,093	$—	$—	$210	$2,303
Total allowance for credit losses	$31,392	$(93)	$98	$1,024	$32,421

Credit Quality
The following tables present the Company’s loan portfolio by credit quality classification and origination year as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Term Loans by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$17,139	$93,033	$102,250	$70,796	$32,577	$111,126	$2,347	$220	$429,488
Special Mention	—	149	496	187	—	33	—	—	865
Substandard	61	700	2,159	199	416	2,771	—	—	6,306
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$17,200	$93,882	$104,905	$71,182	$32,993	$113,930	$2,347	$220	$436,659
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity loans and lines:
Pass	$539	$1,794	$1,579	$1,190	$687	$4,082	$58,606	$1,659	$70,136
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	27	—	—	142	29	43	241
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$539	$1,794	$1,606	$1,190	$687	$4,224	$58,635	$1,702	$70,377
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$42,842	$166,881	$286,394	$251,284	$181,044	$231,109	$44,560	$352	$1,204,466
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	2,147	1,765	2,625	10,570	—	—	17,107
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$42,842	$166,881	$288,541	$253,049	$183,669	$241,679	$44,560	$352	$1,221,573
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land:
Pass	$20,128	$114,405	$139,498	$24,321	$5,764	$11,969	$5,538	$1,169	$322,792
Special Mention	—	1,620	164	4,635	145	1	—	—	6,565
Substandard	—	—	462	421	—	37	4,047	—	4,967
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$20,128	$116,025	$140,124	$29,377	$5,909	$12,007	$9,585	$1,169	$334,324
Current period gross charge-offs	$—	$—	$124	$—	$—	$—	$—	$—	$124

	March 31, 2024
	Term Loans by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Multi-family residential:
Pass	$8,144	$18,096	$37,937	$13,631	$19,042	$15,576	$523	$1,366	$114,315
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,503	930	—	4,433
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$8,144	$18,096	$37,937	$13,631	$19,042	$19,079	$1,453	$1,366	$118,748
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Pass	$13,064	$71,325	$74,675	$26,972	$9,644	$6,901	$194,563	$7,642	$404,786
Special Mention	—	—	746	—	264	138	—	—	1,148
Substandard	1,389	—	124	22	7	82	92	80	1,796
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$14,453	$71,325	$75,545	$26,994	$9,915	$7,121	$194,655	$7,722	$407,730
Current period gross charge-offs	$—	$—	$—	$32	$—	$—	$32	$—	$64
Consumer:
Pass	$1,598	$4,958	$5,250	$710	$780	$10,470	$8,175	$60	$32,001
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	8	—	7	—	263	—	—	278
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$1,598	$4,966	$5,250	$717	$780	$10,733	$8,175	$60	$32,279
Current period gross charge-offs	$—	$19	$21	$—	$—	$8	$5	$—	$53
Total loans:
Pass	$103,454	$470,492	$647,583	$388,904	$249,538	$391,233	$314,312	$12,468	$2,577,984
Special Mention	—	1,769	1,406	4,822	409	172	—	—	8,578
Substandard	1,450	708	4,919	2,414	3,048	17,368	5,098	123	35,128
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$104,904	$472,969	$653,908	$396,140	$252,995	$408,773	$319,410	$12,591	$2,621,690
Current period gross charge-offs	$—	$19	$145	$32	$—	$8	$37	$—	$241

	December 31, 2023
	Term Loans by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$94,465	$106,417	$72,594	$33,588	$27,677	$91,706	$3,059	$458	$429,964
Special Mention	149	497	188	—	—	34	—	—	868
Substandard	—	165	117	306	60	1,921	—	—	2,569
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$94,614	$107,079	$72,899	$33,894	$27,737	$93,661	$3,059	$458	$433,401
Current period gross charge-offs	$—	$—	$—	$—	$—	$12	$—	$—	$12
Home equity loans and lines:
Pass	$1,864	$1,652	$1,231	$760	$1,117	$3,138	$57,768	$1,240	$68,770
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	150	29	28	207
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,864	$1,652	$1,231	$760	$1,117	$3,288	$57,797	$1,268	$68,977
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$161,755	$292,494	$252,109	$184,935	$137,154	$104,533	$44,225	$855	$1,178,060
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	16	1,441	2,652	5,490	5,032	—	—	14,631
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$161,755	$292,510	$253,550	$187,587	$142,644	$109,565	$44,225	$855	$1,192,691
Current period gross charge-offs	$—	$—	$—	$—	$—	$29	$—	$—	$29
Construction and land:
Pass	$121,389	$150,667	$33,247	$6,641	$7,672	$4,567	$5,439	$—	$329,622
Special Mention	929	164	4,635	146	—	—	—	—	5,874
Substandard	—	609	528	—	—	44	4,047	—	5,228
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$122,318	$151,440	$38,410	$6,787	$7,672	$4,611	$9,486	$—	$340,724
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential:
Pass	$14,907	$37,228	$11,843	$21,558	$12,548	$3,213	$2,463	$—	$103,760
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,503	—	—	3,503

	December 31, 2023
	Term Loans by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$14,907	$37,228	$11,843	$21,558	$12,548	$6,716	$2,463	$—	$107,263
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Pass	$73,674	$79,886	$30,412	$10,674	$4,954	$3,386	$191,946	$7,800	$402,732
Special Mention	—	784	—	264	—	138	—	—	1,186
Substandard	1,389	38	54	7	2	100	129	22	1,741
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$75,063	$80,708	$30,466	$10,945	$4,956	$3,624	$192,075	$7,822	$405,659
Current period gross charge-offs	$—	$—	$—	$124	$7	$—	$124	$—	$255
Consumer:
Pass	$5,941	$5,734	$872	$887	$359	$10,698	$8,068	$75	$32,634
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	13	7	—	7	262	—	—	289
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$5,941	$5,747	$879	$887	$366	$10,960	$8,068	$75	$32,923
Current period gross charge-offs	$3	$34	$3	$6	$—	$4	$125	$—	$175
Total loans:
Pass	$473,995	$674,078	$402,308	$259,043	$191,481	$221,241	$312,968	$10,428	$2,545,542
Special Mention	1,078	1,445	4,823	410	—	172	—	—	7,928
Substandard	1,389	841	2,147	2,965	5,559	11,012	4,205	50	28,168
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$476,462	$676,364	$409,278	$262,418	$197,040	$232,425	$317,173	$10,478	$2,581,638
Current period gross charge-offs	$3	$34	$3	$130	$7	$45	$249	$—	$471

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
Age analysis of past due loans as of the dates indicated are as follows.

	March 31, 2024
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$873	$1,628	$1,942	$4,443	$360,732	$365,175
Home equity loans and lines	—	66	29	95	62,764	62,859
Commercial real estate	2,903	15	1,065	3,983	953,976	957,959
Construction and land	302	—	4,930	5,232	304,061	309,293
Multi-family residential	3,437	—	930	4,367	110,752	115,119
Total real estate loans	7,515	1,709	8,896	18,120	1,792,285	1,810,405
Other loans:
Commercial and industrial	414	51	155	620	378,456	379,076
Consumer	73	13	97	183	29,821	30,004
Total other loans	487	64	252	803	408,277	409,080
Total originated loans	$8,002	$1,773	$9,148	$18,923	$2,200,562	$2,219,485
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,207	$237	$889	$2,333	$69,151	$71,484
Home equity loans and lines	18	—	—	18	7,500	7,518
Commercial real estate	58	—	—	58	263,556	263,614
Construction and land	—	—	8	8	25,023	25,031
Multi-family residential	—	—	—	—	3,629	3,629
Total real estate loans	1,283	237	897	2,417	368,859	371,276
Other loans:
Commercial and industrial	15	346	1	362	28,292	28,654
Consumer	—	7	42	49	2,226	2,275
Total other loans	15	353	43	411	30,518	30,929
Total acquired loans	$1,298	$590	$940	$2,828	$399,377	$402,205
Total loans:
Real estate loans:
One- to four-family first mortgage	$2,080	$1,865	$2,831	$6,776	$429,883	$436,659
Home equity loans and lines	18	66	29	113	70,264	70,377

	March 31, 2024
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial real estate	2,961	15	1,065	4,041	1,217,532	1,221,573
Construction and land	302	—	4,938	5,240	329,084	334,324
Multi-family residential	3,437	—	930	4,367	114,381	118,748
Total real estate loans	8,798	1,946	9,793	20,537	2,161,144	2,181,681
Other loans:
Commercial and industrial	429	397	156	982	406,748	407,730
Consumer	73	20	139	232	32,047	32,279
Total other loans	502	417	295	1,214	438,795	440,009
Total loans	$9,300	$2,363	$10,088	$21,751	$2,599,939	$2,621,690

	December 31, 2023
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Originated loans:
Real estate loans:
One- to four-family first mortgage	$2,867	$978	$331	$4,176	$354,694	$358,870
Home equity loans and lines	143	—	35	178	61,105	61,283
Commercial real estate	112	769	—	881	922,843	923,724
Construction and land	432	1	1,136	1,569	312,710	314,279
Multi-family residential	—	—	—	—	103,598	103,598
Total real estate loans	3,554	1,748	1,502	6,804	1,754,950	1,761,754
Other loans:
Commercial and industrial	325	11	189	525	376,739	377,264
Consumer	404	131	—	535	29,947	30,482
Total other loans	729	142	189	1,060	406,686	407,746
Total originated loans	$4,283	$1,890	$1,691	$7,864	$2,161,636	$2,169,500
Acquired loans:
Real estate loans:
One- to four-family first mortgage	$1,543	$497	$467	$2,507	$72,024	$74,531
Home equity loans and lines	19	1	—	20	7,674	7,694
Commercial real estate	—	2,645	—	2,645	266,322	268,967
Construction and land	—	—	15	15	26,430	26,445
Multi-family residential	—	—	—	—	3,665	3,665
Total real estate loans	1,562	3,143	482	5,187	376,115	381,302
Other loans:
Commercial and industrial	271	—	32	303	28,092	28,395
Consumer	12	12	55	79	2,362	2,441
Total other loans	283	12	87	382	30,454	30,836
Total acquired loans	$1,845	$3,155	$569	$5,569	$406,569	$412,138
Total loans:
Real estate loans:
One- to four-family first mortgage	$4,410	$1,475	$798	$6,683	$426,718	$433,401

	December 31, 2023
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Home equity loans and lines	162	1	35	198	68,779	68,977
Commercial real estate	112	3,414	—	3,526	1,189,165	1,192,691
Construction and land	432	1	1,151	1,584	339,140	340,724
Multi-family residential	—	—	—	—	107,263	107,263
Total real estate loans	5,116	4,891	1,984	11,991	2,131,065	2,143,056
Other loans:
Commercial and industrial	596	11	221	828	404,831	405,659
Consumer	416	143	55	614	32,309	32,923
Total other loans	1,012	154	276	1,442	437,140	438,582
Total loans	$6,128	$5,045	$2,260	$13,433	$2,568,205	$2,581,638
There were $4,978,000 and $0 of loans greater than 90 days past due and accruing at March 31, 2024 and December 31, 2023, respectively.
The following tables summarize information pertaining to nonaccrual loans as of dates indicated.

	March 31, 2024
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total
Nonaccrual loans(1):
One- to four-family first mortgage	$5,795	$—	$5,795
Home equity loans and lines	242	—	242
Commercial real estate	5,279	2,471	7,750
Construction and land	920	—	920
Multi-family residential	—	—	—
Commercial and industrial	386	—	386
Consumer	278	—	278
Total	$12,900	$2,471	$15,371

	December 31, 2023
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total
Nonaccrual loans(1):
One- to four-family first mortgage	$1,600	$—	$1,600
Home equity loans and lines	208	—	208
Commercial real estate	2,655	2,548	5,203
Construction and land	1,181	—	1,181
Multi-family residential	—	—	—
Commercial and industrial	331	—	331
Consumer	291	—	291
Total	$6,266	$2,548	$8,814
(1)Nonaccrual acquired loans include PCD loans of $1,368,000 and $1,410,000 at March 31, 2024 and December 31, 2023, respectively.

All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. All payments received while on nonaccrual status are applied against the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.
Collateral Dependent Loans
The Company held loans that were individually evaluated for credit losses at March 31, 2024 and December 31, 2023 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:
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
•Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.
The tables below summarize collateral dependent loans and the related ACL at March 31, 2024 and December 31, 2023.

	March 31, 2024
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$—	$—
Home equity loans and lines	—	—
Commercial real estate	3,839	200
Construction and land	—	—
Multi-family residential	—	—
Commercial and industrial	92	73
Consumer	—	—
Total	$3,931	$273

	December 31, 2023
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$—	$—
Home equity loans and lines	—	—
Commercial real estate	3,957	201
Construction and land	147	123
Multi-family residential	—	—
Commercial and industrial	112	95
Consumer	—	—
Total	$4,216	$419

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Occasionally, the Company modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, term extension, an other-than-insignificant payment delay, interest only for a specified period of time, an interest rate reduction, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is charged-off. The balance of loan modifications, segregated by type of modification, to borrowers experiencing financial difficulty are set forth in the table below for the periods indicated.

	Three Months Ended March 31, 2024
(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
One-to four-family first mortgage	$—	$—	$668	$—	$—	$—	0.2%
Home equity loans and lines	—	—	—	—	—	—	—
Commercial real estate	—	—	1,081	—	—	—	0.1
Construction and land	—	—	29	—	—	—	—
Multi-family residential	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$—	$—	$1,778	$—	$—	$—	0.1%

	Three Months Ended March 31, 2023
(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
One-to four-family first mortgage	$—	$—	$232	$—	$—	$—	0.1%
Home equity loans and lines	—	—	—	—	—	—	—
Commercial real estate	—	—	1,319	—	—	—	0.1
Construction and land	—	—	33	—	—	—	—
Multi-family residential	—	—	—	—	—	—	—
Commercial and industrial	—	—	1,569	—	—	—	0.4
Consumer	—	—	—	—	—	—	—
Total	$—	$—	$3,153	$—	$—	$—	0.1%
During the three months ended March 31, 2024 and 2023, no loan experienced a default subsequent to being granted a payment deferral or term extension. Default is defined as movement to past due 90 days, foreclosure or charge-off, whichever occurs first.
The following table details the financial impacts of loan modifications made to borrowers experiencing financial difficulty for the periods presented.

	March 31, 2024		March 31, 2023
	Minimum Term Extensions (in months)	Maximum Term Extensions (in months)	Minimum Term Extensions (in months)	Maximum Term Extensions (in months)
One-to four-family first mortgage	12	96	12	12
Home equity loans and lines	0	0	0	0
Commercial real estate	12	12	12	12
Construction and land	12	12	12	12
Multi-family residential	0	0	0	0
Commercial and industrial	0	0	10	10
Consumer	0	0	0	0
The table below reflects the performance of loans that have been modified in the last 12 months.

(dollars in thousands)	30-89 Days Past Due	90+ Days Past Due	Nonaccrual	Current	Total
March 31, 2024
One-to four-family first mortgage	$—	$—	$—	$1,499	$1,499
Home equity loans and lines	—	—	—	57	57
Commercial real estate	—	—	—	1,360	1,360
Construction and land	—	—	—	29	29
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	1,389	1,389
Consumer	—	—	—	—	—
Total	$—	$—	$—	$4,334	$4,334
The loan modifications reported in the table above did not significantly impact the Company's allowance for loan losses during 2024.
Foreclosed Assets and ORE
Foreclosed assets and ORE include real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets and ORE totaled $1,601,000 and $1,575,000 at March 31, 2024 and December 31, 2023, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

The carrying amount of foreclosed residential real estate properties held at March 31, 2024 and December 31, 2023 totaled $141,000 and $115,000, respectively. Loans secured by single family residential real estate that were in the process of foreclosure at March 31, 2024 and December 31, 2023 totaled $809,000 and $517,000, respectively.
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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. During the next twelve months, the Company estimates that an additional $2,086,000 will be reclassified as additional interest expense.

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

Fair Values of Derivative Instruments
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Financial Condition as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$60,000	$4,392	$—	$—

Derivatives not designated as hedging instruments:
Risk participation agreements	—	—	11,736	2

Netting adjustments		—		—

Net derivative amounts		$4,392		$2

	December 31, 2023
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$60,000	$3,914	$—	$—

Derivatives not designated as hedging instruments:
Risk participation agreements	—	—	11,797	3

Netting adjustments		—		—

Net derivative amounts		$3,914		$3

(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

At March 31, 2024 and December 31, 2023, accumulated unrealized gains, net of taxes, on derivative instruments totaled $3,306,000 and $2,928,000, respectively.
Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income and the Consolidated Statements of Income
The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income and the Consolidated Statements of Income as of March 31, 2024 and March 31, 2023.

	Three Months Ended March 31, 2024
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$1,084	$1,084	Interest income	$606	$606

	Three Months Ended March 31, 2023
	Amount of Loss Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$(295)	$(295)	Interest income	$421	$421

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of March 31, 2024 and March 31, 2023.

(dollars in thousands)	Location of Income Recognized on Non-designated Hedges	Three Months Ended March 31, 2024
Effects of non-designated hedges
Risk participation agreements	Other noninterest income	$2

(dollars in thousands)	Location of Income Recognized on Non-designated Hedges	Three Months Ended March 31, 2023
Effects of non-designated hedges
Risk participation agreements	Other noninterest income	$(1)

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

As of March 31, 2024, there were no derivatives with credit-risk-related contingent features in a net liability position. Such derivatives are measured at fair value, which includes accrued interest but excludes any adjustment for nonperformance risk. If the Company had breached any provisions at March 31, 2024, it would not have been required to settle any obligations under the agreements since the termination value was $0.

7. Long-term Debt and Borrowings
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

The carrying value of subordinated debt was $54,294,000 and $54,241,000 at March 31, 2024 and December 31, 2023, respectively. The subordinated debt was recorded net of issuance costs which is being amortized using the straight-line method over five years.

Other Borrowings

On March 12, 2023, the Federal Reserve Board created the BTFP, which offers loans to banks with a term up to one year with no prepayment penalty. The loans are secured by pledging qualifying securities and are valued at par for collateral. In 2024, the Bank participated in the BTFP and had an outstanding debt of $135.0 million at March 31, 2024. The average balance of other borrowings, which included the BTFP loan was $126.0 million for the first quarter of 2024, up $120.4 million compared to the first quarter of 2023.

Federal Home Loan Bank Advances
The average balance of total FHLB advances was $71.7 million for the first quarter of 2024, down $143.8 million compared to the first quarter of 2023.

The Company had no short-term FHLB advances as of March 31, 2024 compared to $150.0 million as of December 31, 2023. At March 31, 2024 and December 31, 2023, the Company had $38.6 million and $42.7 million in long-term FHLB advances, respectively, and $1.1 billion and $1.0 billion in additional FHLB advances available, respectively.

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets, by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of March 31, 2024, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.
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

The following tables present the balances of assets measured for fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

(dollars in thousands)	March 31, 2024	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$274,686	$—	$274,686	$—
Collateralized mortgage obligations	77,277	—	77,277	—
Municipal bonds	46,096	—	46,096	—
U.S. government agency	17,618	—	17,618	—
Corporate bonds	6,136	—	6,136	—
Total	$421,813	$—	$421,813	$—

Derivative assets	$4,392	$—	$4,392	$—
Total	$426,205	$—	$426,205	$—

Liabilities
Derivative liabilities	$2	$—	$2	$—

(dollars in thousands)	December 31, 2023	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$283,853	$—	$283,853	$—
Collateralized mortgage obligations	79,262	—	79,262	—
Municipal bonds	46,674	—	46,674	—
U.S. government agency	18,049	—	18,049	—
Corporate bonds	6,088	—	6,088	—
Total	$433,926	$—	$433,926	$—

Derivative assets	$3,914	$—	$3,914	$—
Total	$437,840	$—	$437,840	$—

Liabilities
Derivative liabilities	$3	$—	$3	$—

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

		Fair Value Measurements Using
(dollars in thousands)	March 31, 2024	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$3,658	$—	$—	$3,658
Foreclosed assets and ORE	1,601	—	—	1,601
Total	$5,259	$—	$—	$5,259

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2023	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$3,797	$—	$—	$3,797
Foreclosed assets and ORE	1,575	—	—	1,575
Total	$5,372	$—	$—	$5,372

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
March 31, 2024
Loans individually evaluated	$3,658	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 79%	7%
Foreclosed assets and ORE	$1,601	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	52% - 99%	63%
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
December 31, 2023
Loans individually evaluated	$3,797	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 89%	10%
Foreclosed assets and ORE	$1,575	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	31% - 71%	62%
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

Methods and assumptions used to estimate fair value of each class of financial instruments for which it is practicable to estimate fair value are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The fair value of subordinated debt is estimated based on current market rates on similar debt in the market. The Company classifies this debt in Level 2 of the fair value table. There have been no other material changes from the fair value estimate methods and assumptions previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at March 31, 2024
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$90,475	$90,475	$90,475	$—	$—
Investment securities available for sale	421,813	421,813	—	421,813	—
Investment securities held to maturity	1,065	1,062	—	1,062	—
Mortgage loans held for sale	646	646	—	646	—
Loans, net	2,590,229	2,437,430	—	2,433,772	3,658
Cash surrender value of BOLI	47,587	47,587	47,587	—	—
Derivative assets(1)	4,392	4,392	—	4,392	—
Financial Liabilities
Deposits	$2,722,578	$2,716,263	$2,024,707	$691,556	$—
Other borrowings	140,539	139,954	—	139,954	—
Subordinated debt, net of issuance cost	54,294	49,930	—	49,930	—
Long-term FHLB advances	38,607	37,594	—	37,594	—
Derivative liabilities(1)	2	2	—	2	—

		Fair Value Measurements at December 31, 2023
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$75,831	$75,831	$75,831	$—	$—
Interest-bearing deposits in banks	99	99	99	—	—
Investment securities available for sale	433,926	433,926	—	433,926	—
Investment securities held to maturity	1,065	1,066	—	1,066	—
Mortgage loans held for sale	361	361	—	361	—
Loans, net	2,550,101	2,381,863	—	2,378,066	3,797
Cash surrender value of BOLI	47,321	47,321	47,321	—	—
Derivative assets(1)	3,914	3,914	—	3,914	—
Financial Liabilities
Deposits	$2,670,624	$2,665,590	$2,025,890	$639,700	$—
Other borrowings	5,539	5,498	—	5,498	—
Subordinated debt, net of issuance cost	54,241	50,865	—	50,865	—
Short-term FHLB advances	150,000	150,000	150,000	—	—
Long-term FHLB advances	42,713	41,792	—	41,792	—
Derivative liabilities(1)	3	3	—	3	—
(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and the Bank from December 31, 2023 through March 31, 2024 and on its results of operations for the three months ended March 31, 2024 and 2023. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

Forward-Looking Statements
To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company or Bank, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of words such as “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions, or by future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly”. The Company’s or the Bank’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Certain risks, uncertainties and other factors, including those set forth under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2023 and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis and may include factors such as, but not limited to, our lending activities, our use of municipal deposits as a source of funds, credit quality and risk, industry and technological changes, cyber incidents or other failures, disruptions or security breaches, interest rates, commercial and residential real estate values, economic and market conditions in the markets we operate in or generally in the United States, funds availability, accounting estimates and risk management processes, legislative and regulatory changes, the fair values of our acquired assets and our investment securities portfolio, business strategy execution, key personnel, competition, mortgage markets, fraud, environmental liability and severe weather, natural disasters, acts of war or terrorism or other external events. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.
EXECUTIVE OVERVIEW
The Company reported net income for the first quarter of 2024 of $9.2 million, or $1.14 diluted EPS, down $2.1 million compared to the first quarter of 2023. Net income for the first quarter of 2023 totaled $11.3 million, or $1.39 diluted EPS.

Key components of the Company’s performance during the three months ended March 31, 2024 include:

•Assets increased $37.5 million, or 1.1%, from December 31, 2023 to $3.4 billion at March 31, 2024.
•Total loans were $2.6 billion at March 31, 2024, up $40.1 million, or 1.6%, from December 31, 2023.
•During the three months ended March 31, 2024, the Company provisioned $141,000 to the allowance for loan losses. During the three months ended March 31, 2023, the Company provisioned $814,000 to the allowance for loan losses.
•The ALL totaled $31.5 million, or 1.20% of total loans, at March 31, 2024 compared to $31.5 million, or 1.22% of total loans, at December 31, 2023. The ACL, which is comprised of the allowance for loan losses plus the allowance for unfunded lending commitments, totaled $34.1 million, or 1.30% of total loans, at March 31, 2024 compared to $34.1 million, or 1.32% of total loans, at December 31, 2023.
•Nonperforming assets increased $11.6 million, or 111.3%, from $10.4 million, or 0.31% of total assets, at December 31, 2023 to $22.0 million, or 0.65% of total assets, at March 31, 2024. The increase in nonperforming assets is primarily due to two loan relationships which were classified as nonperforming in the first quarter of 2024, for which management does not anticipate any loss.
•Total deposits amounted to $2.7 billion at March 31, 2024, an increase of $52.0 million, or 1.9%, from December 31, 2023.
•The net interest margin was 3.64% for the three months ended March 31, 2024, down 54 bps from the three months ended March 31, 2023.
•The average rate paid on total interest-bearing deposits was 2.52% for the first quarter of 2024, which was up 175 bps from the first quarter of 2023.
•Total interest expense for the first quarter of 2024 was up $8.7 million, or 133.5%, compared to the first quarter of 2023 primarily due to the rising interest rate environment and the higher costs on deposits.
•Noninterest income for the first quarter of 2024 was up $238,000, or 7.2%, compared to the first quarter of 2023, primarily due to an increase in other income of $131,000 and the absence of a loss on sale of securities totaling $249,000 that occurred during the first quarter of 2023, which were partially offset with a decrease in bank card fees of $212,000.
•Noninterest expense for the first quarter of 2024 was up $928,000, or 4.7%, compared to the first quarter of 2023, primarily due to increases in foreclosed assets (up $804,000 primarily due to the absence of a $739,000 recovery of a previous loss on a OREO sale that occurred during the first quarter of 2023), marketing and advertising (up $159,000), and professional services (up $111,000), which were partially offset by the absence of any provision for credit losses on unfunded commitments in the 2024 period.
FINANCIAL CONDITION

Loans, Allowance for Credit Losses and Asset Quality

Loans
Total loans at March 31, 2024 were $2.6 billion, up $40.1 million, or 1.6%, from December 31, 2023. The loan growth resulted primarily from the additions of loans across all loan types, with the exception of construction and land loans and consumer loans.
The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

(dollars in thousands)	March 31, 2024	December 31, 2023	Increase/(Decrease)
Real estate loans:
One-to four-family first mortgage	$436,659	$433,401	$3,258	0.8%
Home equity loans and lines	70,377	68,977	1,400	2.0
Commercial real estate	1,221,573	1,192,691	28,882	2.4
Construction and land	334,324	340,724	(6,400)	(1.9)
Multi-family residential	118,748	107,263	11,485	10.7
Total real estate loans	2,181,681	2,143,056	38,625	1.8%
Other loans:
Commercial and industrial	407,730	405,659	2,071	0.5
Consumer	32,279	32,923	(644)	(2.0)
Total other loans	440,009	438,582	1,427	0.3
Total loans	$2,621,690	$2,581,638	$40,052	1.6%

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

At March 31, 2024, the ALL totaled $31.5 million, or 1.20% of total loans, down $76,000 from $31.5 million, or 1.22% of total loans, at December 31, 2023. During the three months ended March 31, 2024, the Company provisioned $141,000 of the allowance loan losses primarily due to loan growth. Net loan charge-offs totaled $217,000 for the three months ended March 31, 2024.

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

At March 31, 2024 and December 31, 2023, loans identified as credit deteriorated loans and individually evaluated for expected losses were $3.9 million and $4.2 million, respectively. The following tables provide a summary of loans individually evaluated for credit losses as of the dates indicated.

	March 31, 2024
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$—	$—	—%
Home equity loans and lines	—	—	—
Commercial real estate	3,839	200	5.21
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	92	73	79.35
Consumer	—	—	—
Total	$3,931	$273	6.94%

	December 31, 2023
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$—	$—	—%
Home equity loans and lines	—	—	—
Commercial real estate	3,957	201	5.08
Construction and land	147	123	83.67
Multi-family residential	—	—	—
Commercial and industrial	112	95	84.82
Consumer	—	—	—
Total	$4,216	$419	9.94%

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

At March 31, 2024 and December 31, 2023, loans classified as substandard totaled $35.1 million and $28.2 million, respectively. There were no assets classified as doubtful at either date. For additional information, refer to Note 5 to the Consolidated Financial Statements. The $7.0 million, or 24.7%, increase in substandard loans at March 31, 2024 compared to December 31, 2023 was primarily due to two credit relationships being downgraded, partially offset by loan payoffs and improvements in other classified loans.

The following tables provide a summary of loans classified as special mention and substandard as of the dates indicated.

(dollars in thousands)	March 31, 2024	December 31, 2023	Increase/(Decrease)
Special Mention Loans
One- to four-family first mortgage	$865	$868	$(3)	(0.3)%
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land	6,565	5,874	691	11.8
Multi-family residential	—	—	—	—
Commercial and industrial	1,148	1,186	(38)	(3.2)
Consumer	—	—	—	—
Total special mention loans	$8,578	$7,928	$650	8.2%

(dollars in thousands)	March 31, 2024	December 31, 2023	Increase/(Decrease)
Substandard Loans
One- to four-family first mortgage	$6,306	$2,569	$3,737	145.5%
Home equity loans and lines	241	207	34	16.4
Commercial real estate	17,107	14,631	2,476	16.9
Construction and land	4,967	5,228	(261)	(5.0)
Multi-family residential	4,433	3,503	930	26.5
Commercial and industrial	1,796	1,741	55	3.2
Consumer	278	289	(11)	(3.8)
Total substandard loans	$35,128	$28,168	$6,960	24.7%

Total nonperforming loans increased by $11.5 million, or 130.9%, to $20.3 million at March 31, 2024, compared to $8.8 million at December 31, 2023. The primary reason for the increase was two loan relationships with an aggregate outstanding balance of $9.7 million at March 31, 2024 that became nonperforming during the first quarter of 2024. The first relationship is a $5.0 million construction and land loan for the construction of two multi-family, 15 condominium units to be sold and three commercial spaces for lease in Bay St. Louis, Mississippi that were more than 90-days past due and still accruing at March 31. 2024. There have been delays in the developer’s receipt of necessary certificates of occupancy which impeded its ability to sell the units and bring the loan current. Recently, the developer has begun receiving the certificates of occupancy and entered into purchase agreements on two of the units. Upon such sales, the loans were brought current, and the outstanding balance of this relationship has been reduced by $170,000 since March 31, 2024. We do not anticipate any loss on this relationship. The second relationship that was the primary reason for our increase in nonperforming loans is a $4.7 million relationship which was placed on non-accrual status during the first quarter and is secured by 17 residential units in eight investment properties in New Orleans and have a loan-to-value ratio of approximately 65%. We have commenced foreclosure proceedings on this relationship and do not expect any loss.

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

The following table sets forth the composition of the Company’s nonperforming assets as of the dates indicated.

	March 31, 2024			December 31, 2023
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$4,266	$1,529	$5,795	$528	$1,072	$1,600
Home equity loans and lines	179	63	242	143	65	208
Commercial real estate	5,300	2,450	7,750	2,691	2,512	5,203
Construction and land	883	37	920	1,136	45	1,181
Multi-family residential	—	—	—	—	—	—
Other loans:
Commercial and industrial	385	1	386	298	33	331
Consumer	219	59	278	227	64	291

Total nonaccrual loans	11,232	4,139	15,371	5,023	3,791	8,814
Accruing loans 90 days or more past due	4,978	—	4,978	—	—	—
Total nonperforming loans	16,210	4,139	20,349	5,023	3,791	8,814
Foreclosed assets and ORE	1,539	62	1,601	1,495	80	1,575
Total nonperforming assets	17,749	4,201	21,950	6,518	3,871	10,389

Nonperforming loans to total loans			0.78%			0.34%
Nonperforming loans to total assets			0.61%			0.27%
Nonperforming assets to total assets			0.65%			0.31%
(1)Nonaccrual acquired loans include PCD loans of $1.4 million and $1.4 million at March 31, 2024 and December 31, 2023, respectively.
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
Investment Securities

The Company’s investment securities portfolio totaled $422.9 million as of March 31, 2024, a decrease of $12.1 million, or 2.8%, from December 31, 2023. During the first quarter of 2024, the Company had no gain or losses related to the sale of available-for-sale investment securities compared to a net loss of $249,000 during the first quarter of 2023. At March 31, 2024, the Company had a net unrealized loss on its available for sale investment securities portfolio of $46.6 million, compared to a net unrealized loss of $43.4 million at December 31, 2023. The Company’s investment securities portfolio had an effective duration of 4.2 years at March 31, 2024 and December 31, 2023.

The following table summarizes activity in the Company’s investment securities portfolio during the three months ended March 31, 2024.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2023	$433,926	$1,065
Purchases	—	—
Sales	—	—
Principal maturities, prepayments and calls	(8,879)	—
Amortization of premiums and accretion of discounts	(74)	—
Decrease in market value	(3,160)	—
Balance, March 31, 2024	$421,813	$1,065

Funding Sources

Deposits
Deposits totaled $2.7 billion at March 31, 2024, an increase of $52.0 million, or 1.9%, compared to December 31, 2023. The following table summarizes the changes in the Company’s deposits from December 31, 2023 to March 31, 2024.

(dollars in thousands)	March 31, 2024	December 31, 2023	Increase/(Decrease)
Demand deposit	$742,177	$744,424	$(2,247)	(0.3)%
Savings	228,047	231,624	(3,577)	(1.5)
Money market	423,521	408,024	15,497	3.8
NOW	630,962	641,818	(10,856)	(1.7)
Certificates of deposit	697,871	644,734	53,137	8.2
Total deposits	$2,722,578	$2,670,624	$51,954	1.9%

The average rate paid on interest-bearing deposits was 2.52% for the first quarter of 2024, up 175 bps compared to the first quarter of 2023. At March 31, 2024, certificates of deposit maturing within the next 12 months totaled $640.2 million.

We obtain most of our deposits from individuals, small businesses and public funds in our market areas. The following table presents our deposits per customer type for the periods indicated.

	March 31, 2024	December 31, 2023
Individuals	54%	53%
Small businesses	36	38
Public funds	8	7
Broker	2	2
Total	100%	100%

The total amounts of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) were $781.9 million at March 31, 2024 and $748.6 million at December 31, 2023. Public funds in excess of the FDIC insurance limits are fully collateralized.

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

The carrying value of subordinated debt was $54.3 million and $54.2 million at March 31, 2024 and December 31, 2023, respectively. The subordinated debt was recorded net of issuance costs and amortized using the straight-line method over five years.

Other Borrowings

On March 12, 2023, the Federal Reserve Board created the BTFP, which offers loans to banks with a term up to one year with no prepayment penalty. The loans are secured by pledging qualifying securities and are valued at par for collateral. In 2024, the Bank participated in the BTFP and had an outstanding debt of $135.0 million at March 31, 2024. The average balance of other borrowings, which included the BTFP loan was $126.0 million for the first quarter of 2024, up $120.4 million compared to the first quarter of 2023.

Federal Home Loan Bank Advances
The average balance of total FHLB advances was $71.7 million for the first quarter of 2024, down $143.8 million compared to the first quarter of 2023.

The Company had no short-term FHLB advances as of March 31, 2024 compared to $150.0 million as of December 31, 2023. At March 31, 2024 and December 31, 2023, the Company had $38.6 million and $42.7 million in long-term FHLB advances, respectively, and $1.1 billion and $1.0 billion in additional FHLB advances available, respectively.

Shareholders’ Equity
Total shareholders’ equity increased $4.8 million, or 1.3%, from $367.4 million at December 31, 2023 to $372.3 million at March 31, 2024. Shareholders' equity increased primarily due to net income of $9.2 million, which was partially offset by an increase in accumulated other comprehensive loss on available for sale investment securities, cash dividends and share repurchases during the three months ended March 31, 2024.

At March 31, 2024, the Company and the Bank had regulatory capital amounts that were well in excess of regulatory requirements. The following table presents actual and required capital ratios for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2024 based on the required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Tier 1 risk-based capital	319,767	11.57	234,825	8.50	N/A	N/A
Total risk-based capital	407,916	14.77	290,078	10.50	N/A	N/A
Tier 1 leverage capital	319,767	9.85	129,915	4.00	N/A	N/A

Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$362,461	13.16%	$192,817	7.00%	$179,045	6.50%
Tier 1 risk-based capital	362,461	13.16	234,135	8.50	220,363	8.00
Total risk-based capital	396,316	14.39	289,226	10.50	275,453	10.00
Tier 1 leverage capital	362,461	11.19	129,584	4.00	161,980	5.00

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

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At March 31, 2024, certificates of deposit maturing within the next 12 months totaled $640.2 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of securities available for sale, the Company has significant borrowing capacity available to fund liquidity needs. In recent years, the Company has utilized borrowings as a cost efficient addition to deposits as a source of funds. Borrowings consist of advances from the FHLB of Dallas, of which the Company is a member. Under terms of the collateral agreement with the FHLB, the Company pledges residential mortgage loans and investment securities as well as the Company’s stock in the FHLB as collateral for such advances. For the three months ended March 31, 2024, the average balance of outstanding FHLB advances was $71.7 million. At March 31, 2024, the Company had $38.6 million in total outstanding FHLB advances.

The following table summarizes the Company's primary and secondary sources of liquidity which were available at March 31, 2024.

(dollars in thousands)	March 31, 2024
Cash and cash equivalents	$90,475
Unencumbered investment securities, amortized cost	86,091
FHLB advance availability	1,107,888
Amounts available from unsecured lines of credit	55,000
Federal Reserve discount window availability	500
Total primary and secondary sources of available liquidity	$1,339,954

Asset/Liability Management
The objective of asset/liability management is to implement strategies for the funding and deployment of the Company’s financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk. Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of March 31, 2024.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	3.4%
+100	1.8%
-100	(2.8)%
-200	(5.2)%

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

During the second quarter of 2020 and 2023, the Company entered into certain interest rate swap agreements as part of its interest rate risk management strategy. The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements. During 2024 and 2023, such derivatives were used to hedge the variable cost associated with existing variable rate liabilities. Refer to Note 6 of the Consolidated Financial Statements for more information on the effects of the derivative financial instruments on the consolidated financial statements.

To meet the financing needs of its customers, the Company issues financial instruments which represent conditional obligations that are not recognized, wholly or in part, in the statements of financial condition. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments expose the Company to varying degrees of credit and interest rate risk in much the same way as funded loans. The same credit policies are used in these commitments as for on-balance sheet instruments. At both March 31, 2024 and December 31, 2023, the Company's allowance for credit losses on unfunded commitments totaled $2.6 million.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of the periods indicated.

	Contract Amount
(dollars in thousands)	March 31, 2024	December 31, 2023
Standby letters of credit	$6,693	$7,289
Available portion of lines of credit	373,602	368,398
Undisbursed portion of loans in process	203,760	221,997
Commitments to originate loans	174,534	127,076

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
RESULTS OF OPERATIONS
Net income for the first quarter of 2024 was $9.2 million, down $2.1 million compared to the first quarter of 2023. Diluted EPS for the first quarter of 2024 was $1.14, down $0.25 compared to the first quarter of 2023.

During the three months ended March 31, 2024, the Company provisioned $141,000 to the allowance for loan losses primarily due to loan growth. During the three months ended March 31, 2023, the Company provisioned $814,000 to the allowance for loan losses primarily due to loan growth.

Net Interest Income
Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 2.81% and 3.72% for the quarters ended March 31, 2024 and 2023, respectively.

Net interest income totaled $28.9 million for the first quarter of 2024, down $2.7 million, or 8.5%, compared to the first quarter of 2023.

The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 3.64% and 4.18% for the quarters ended March 31, 2024 and 2023, respectively. For the same periods, the average loan yield was 6.18% and 5.67%, respectively.

Acquired loan discount accretion included in interest income totaled $525,000 and $668,000 for the quarters ended March 31, 2024 and 2023, respectively.

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

	Three Months Ended March 31,
	2024			2023
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$2,602,941	$40,567	6.18%	$2,437,770	$34,498	5.67%
Investment securities
Taxable	456,246	2,715	2.38	507,952	2,998	2.36
Tax-exempt (TE)	16,332	73	2.26	27,243	144	2.67
Total investment securities	472,578	2,788	2.38	535,195	3,142	2.38
Other interest-earning assets	57,103	771	5.43	53,456	475	3.60
Total interest-earning assets (TE)	3,132,622	$44,126	5.60	3,026,421	$38,115	5.05
Noninterest-earning assets	201,261			193,435
Total assets	$3,333,883			$3,219,856
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,269,293	$4,800	1.52%	$1,349,185	$2,048	0.62%

	Three Months Ended March 31,
	2024			2023
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Certificates of deposit	668,353	7,332	4.41	349,683	1,192	1.38
Total interest-bearing deposits	1,937,646	12,132	2.52	1,698,868	3,240	0.77
Other borrowings	125,979	1,486	4.74	5,539	53	3.89
Subordinated debt	54,268	845	6.22	54,041	851	6.30
Short-term FHLB advances	31,831	436	5.42	191,734	2,259	4.71
Long term FHLB advances	39,873	326	3.27	23,744	117	1.97
Total interest-bearing liabilities	2,189,597	$15,225	2.79	1,973,926	$6,520	1.33
Noninterest-bearing liabilities	773,525			906,619
Total liabilities	2,963,122			2,880,545
Shareholders’ equity	370,761			339,311
Total liabilities and shareholders' equity	$3,333,883			$3,219,856
Net interest-earning assets	$943,025			$1,052,495
Net interest spread (TE)		$28,901	2.81%		$31,595	3.72%
Net interest margin (TE)			3.64%			4.18%
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

	Three Months Ended March 31,
	2024 Compared to 2023
	Change Attributable To
(dollars in thousands)	Rate	Volume	Increase/ (Decrease)
Interest income:
Loans receivable	$3,400	$2,669	$6,069
Investment securities	10	(364)	(354)
Other interest-earning assets	254	42	296
Total interest income	3,664	2,347	6,011
Interest expense:
Savings, checking and money market accounts	2,837	(85)	2,752
Certificates of deposit	3,842	2,298	6,140
Other borrowings	139	1,294	1,433
Subordinated debt	(10)	4	(6)
FHLB advances	303	(1,917)	(1,614)
Total interest expense	7,111	1,594	8,705
Increase in net interest income	$(3,447)	$753	$(2,694)

Noninterest Income
Noninterest income for the first quarter of 2024 totaled $3.5 million, up $238,000, or 7.2%, from $3.3 million earned for the same period in 2023. Noninterest income increased over the prior comparable quarter primarily due to an increase in other income of $131,000 and the absence of a loss on sale of securities totaling $249,000 that occurred during the first quarter of 2023, which were partially offset with a decrease in bank card fees of $212,000.

Noninterest Expense
Noninterest expense for the first quarter of 2024 totaled $20.9 million, up $928,000, or 4.7%, from the first quarter of 2023. Noninterest expense increased over the prior comparable quarter primarily due to increases in foreclosed assets expense (up $804,000 primarily due to the absence of a $739,000 recovery of a previous loss on a OREO sale that occurred during the first quarter of 2023), marketing and advertising (up $159,000), and professional services (up $111,000), which were partially offset by the absence of any provision for credit losses on unfunded commitments in the 2024 period.
Income Taxes
Income tax expense for the three months ended March 31, 2024 totaled $2.2 million compared to $2.8 million for the three months ended March 31, 2023. Income tax expense decreased over the prior comparable quarter primarily due to decreased taxable earnings in the first quarter of 2024. The Company's effective tax rates for the first quarters of 2024 and 2023 were 19.6% and 20.0%, respectively.
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

We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. Our accounting policies are discussed in detail in Note 1 - Basis of Presentation in the accompanying notes to the consolidated financial statements included elsewhere in this report and in our 2023 Annual Report on Form 10-K. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, management believes the policy noted below meets the SEC’s definition of a critical accounting policy.
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
Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2023, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at March 31, 2024 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Not applicable.

Item 1A.	Risk Factors.
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds.
(a)    Not applicable.
(b)    Not applicable.
(c)    The Company’s purchases of its common stock made during the quarter ended March 31, 2024 consisted of stock repurchases under the Company’s approved plans and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
January 1 – January 31, 2024	10,000	$42.28	10,000	426,446
February 1 – February 29, 2024	34	35.68	34	426,412
March 1 – March 31, 2024	11,269	35.68	11,269	415,143
Total	21,303	$38.78	21,303	415,143
(1)On October 18, 2023, the Company announced the approval of a new repurchase program (the “2023 Repurchase Plan”). Under the 2023 Repurchase Plan, the Company may purchase up to an additional 405,000 shares, or approximately 5% of the Company’s outstanding common stock. Share repurchases under the 2023 Repurchase Plan may commence upon the completion of the Company’s 2021 Repurchase Plan.

Item 3.	Defaults Upon Senior Securities.
(a)    Not applicable.

(b)    Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
(a)    Not applicable.
(b)    Not applicable.
(c)    During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

HOME BANCORP, INC.

May 3, 2024	By:	/s/ John W. Bordelon
John W. Bordelon
Chairman of the Board, President and Chief Executive Officer

May 3, 2024	By:	/s/ David T. Kirkley
David T. Kirkley
Senior Executive Vice President and Chief Financial Officer

May 3, 2024	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank, N. A. Senior Vice President and Director of Financial Management