Form 10-Q
period 2024-06-30
HOME BANCORP, INC.
filed 2024-08-02
CIK 1436425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 31, 2024, the registrant had 8,069,395 shares of common stock, $0.01 par value, outstanding.

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

ACL	–	Allowance for credit losses
ALL	–	Allowance for loan losses
AOCI	–	Accumulated other comprehensive income
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
Bank	–	Home Bank, N. A., a wholly-owned subsidiary of the Company
BOLI	–	Bank-owned life insurance
bps	–	basis points, 100 basis points being equal to 1.0%
BTFP	–	Bank Term Funding Program
C&D	–	Construction and land
C&I	–	Commercial and industrial
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act
CECL	–	Current expected credit losses
Company	–	Home Bancorp, Inc., a Louisiana corporation and the holding company for Home Bank, N. A.
COVID-19	–	The novel coronavirus
CRE	–	Commercial real estate
EPS	–	Earnings per common share
FASB	–	Financial Accounting Standards Board
FHLB	–	Federal Home Loan Bank
GAAP	–	Generally Accepted Accounting Principles
LTV	–	Loan-to-value
NPA(s)	–	Nonperforming asset(s)
OCI	–	Other comprehensive income
ORE	–	Other real estate
PCD	–	Purchased credit deteriorated
PPP	–	Paycheck Protection Program
SBA	–	U.S. Small Business Association
SEC	–	U.S. Securities and Exchange Commission
TE	–	Taxable equivalent
U.S.	–	United States

ii

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)	(Audited)
(dollars in thousands)	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$113,462	$75,831
Interest-bearing deposits in banks	—	99
Investment securities available for sale, at fair value	412,472	433,926
Investment securities held to maturity (fair values of $1,061 and $1,066, respectively)	1,065	1,065
Mortgage loans held for sale	—	361
Loans, net of unearned income	2,661,346	2,581,638
Allowance for loan losses	(32,212)	(31,537)
Total loans, net of unearned income and allowance for loan losses	2,629,134	2,550,101
Office properties and equipment, net	43,089	41,980
Cash surrender value of bank-owned life insurance	47,858	47,321
Goodwill and core deposit intangibles	85,690	86,372
Accrued interest receivable and other assets	78,111	83,066
Total Assets	$3,410,881	$3,320,122
Liabilities
Deposits:
Noninterest-bearing	$746,504	$744,424
Interest-bearing	1,976,411	1,926,200
Total Deposits	2,722,915	2,670,624
Other borrowings	140,539	5,539
Subordinated debt, net of issuance cost	54,348	54,241
Short-term Federal Home Loan Bank advances	45,000	150,000
Long-term Federal Home Loan Bank advances	38,506	42,713
Accrued interest payable and other liabilities	33,743	29,561
Total Liabilities	3,035,051	2,952,678
Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,081,344 and 8,158,281 shares issued and outstanding, respectively	81	81
Additional paid-in capital	165,918	165,823
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(1,518)	(1,696)
Recognition and Retention Plan (RRP)	—	(1)
Retained earnings	245,046	234,619
Accumulated other comprehensive loss	(33,697)	(31,382)
Total Shareholders’ Equity	375,830	367,444
Total Liabilities and Shareholders’ Equity	$3,410,881	$3,320,122
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Interest Income
Loans, including fees	$41,999	$36,530	$82,566	$71,028
Investment securities:
Taxable interest	2,667	2,911	5,382	5,909
Tax-exempt interest	73	75	146	219
Other investments and deposits	719	555	1,490	1,030
Total interest income	45,458	40,071	89,584	78,186
Interest Expense
Deposits	13,134	5,547	25,266	8,787
Other borrowings	1,656	55	3,142	108
Subordinated debt expense	844	850	1,689	1,701
Short-term Federal Home Loan Bank advances	110	2,973	546	5,232
Long-term Federal Home Loan Bank advances	321	340	647	457
Total interest expense	16,065	9,765	31,290	16,285
Net interest income	29,393	30,306	58,294	61,901
Provision for loan losses	1,261	511	1,402	1,325
Net interest income after provision for loan losses	28,132	29,795	56,892	60,576
Noninterest Income
Service fees and charges	1,239	1,230	2,493	2,480
Bank card fees	1,751	1,715	3,326	3,502
Gain on sale of loans, net	126	26	213	83
Income from bank-owned life insurance	271	260	537	513
Loss on sale of securities, net	—	—	—	(249)
(Loss) gain on sale of assets, net	(2)	(3)	4	(20)
Other income	370	220	731	450
Total noninterest income	3,755	3,448	7,304	6,759
Noninterest Expense
Compensation and benefits	12,788	12,601	24,958	25,040
Occupancy	2,603	2,447	5,057	4,797
Marketing and advertising	485	442	951	749
Data processing and communication	2,555	2,132	5,069	4,453
Professional services	581	459	1,056	823
Forms, printing and supplies	187	204	392	391
Franchise and shares tax	487	541	975	1,082
Regulatory fees	509	401	978	940
Foreclosed assets and ORE, net	89	50	154	(689)
Amortization of acquisition intangible	329	389	682	835
(Reversal) provision for credit losses on unfunded commitments	(134)	151	(134)	361
Other expenses	1,329	1,142	2,538	2,117
Total noninterest expense	21,808	20,959	42,676	40,899
Income before income tax expense	10,079	12,284	21,520	26,436
Income tax expense	1,961	2,503	4,203	5,335
Net Income	$8,118	$9,781	$17,317	$21,101
Earnings per share:
Basic	$1.02	$1.22	$2.17	$2.62
Diluted	$1.02	$1.21	$2.16	$2.60
Cash dividends declared per common share	$0.25	$0.25	$0.50	$0.50
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Net Income	$8,118	$9,781	$17,317	$21,101
Other Comprehensive (Loss) Income
Unrealized gains (losses) on available for sale investment securities	36	(6,146)	(3,125)	1,324
Unrealized (losses) gains on cash flow hedges	(284)	1,009	194	293
Reclassification adjustment for losses included in net income	—	—	—	249
Tax effect	52	1,078	616	(392)
Other comprehensive (loss) income, net of taxes	(196)	(4,059)	(2,315)	1,474
Comprehensive Income	$7,922	$5,722	$15,002	$22,575
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, March 31, 2023	$83	$165,470	$(1,964)	$(5)	$215,290	$(33,774)	$345,100
Net income					9,781		9,781
Other comprehensive loss						(4,059)	(4,059)
Purchase of Company’s common stock at cost, 99,734 shares	(1)	(996)			(2,152)		(3,149)
Cash dividends declared, $0.25 per share					(2,064)		(2,064)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 13,429 shares	—	(7)			(54)		(61)
RRP shares released for allocation		(2)		2			—
ESOP shares released for allocation		250	89				339
Share-based compensation cost		230					230
Balance, June 30, 2023	$82	$164,945	$(1,875)	$(3)	$220,801	$(37,833)	$346,117
Balance, March 31, 2024	$81	$166,160	$(1,607)	$—	$241,152	$(33,501)	$372,285
Net income					8,118		8,118
Other comprehensive loss						(196)	(196)
Purchase of Company’s common stock at cost, 76,858 shares	—	(768)			(2,075)		(2,843)
Cash dividends declared, $0.25 per share					(2,034)		(2,034)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 17,822 shares	—	(25)			(115)		(140)
ESOP shares released for allocation		281	89				370
Share-based compensation cost		270					270
Balance, June 30, 2024	$81	$165,918	$(1,518)	$—	$245,046	$(33,697)	$375,830
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - CONTINUED
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2022	$83	$164,942	$(2,053)	$(7)	$206,296	$(39,307)	$329,954
Net income					21,101		21,101
Other comprehensive income						1,474	1,474
Purchase of Company’s common stock at cost, 109,933 shares	(1)	(1,098)			(2,385)		(3,484)
Cash dividends declared, $0.50 per share					(4,136)		(4,136)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 17,458 shares		26			(75)		(49)
Exercise of stock options	—	85					85
RRP shares released for allocation		(4)		4			—
ESOP shares released for allocation		558	178				736
Share-based compensation cost		436					436
Balance, June 30, 2023	$82	$164,945	$(1,875)	$(3)	$220,801	$(37,833)	$346,117
Balance, December 31, 2023	$81	$165,823	$(1,696)	$(1)	$234,619	$(31,382)	$367,444
Net income					17,317		17,317
Other comprehensive loss						(2,315)	(2,315)
Purchase of Company’s common stock at cost, 98,161 shares	—	(981)			(2,688)		(3,669)
Cash dividends declared, $0.50 per share					(4,072)		(4,072)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 21,224 shares		(11)			(130)		(141)
RRP shares released for allocation		(1)		1			—
ESOP shares released for allocation		582	178				760
Share-based compensation cost		506					506
Balance, June 30, 2024	$81	$165,918	$(1,518)	$—	$245,046	$(33,697)	$375,830

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$17,317	$21,101
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,402	1,325
Depreciation	1,757	1,776
Amortization and accretion of purchase accounting valuations and intangibles	1,579	1,891
Federal Home Loan Bank stock dividends	(363)	(193)
Net amortization of discount on investments	140	226
Amortization of subordinated debt issuance cost	107	120
Loss on sale of securities, net	—	249
Gain on loans sold, net	(213)	(83)
Proceeds, including principal payments, from loans held for sale	26,476	7,174
Originations of loans held for sale	(25,902)	(7,531)
(Gain) loss on sale of assets, net	(4)	20
Non-cash compensation	1,266	1,172
Deferred income tax expense	60	22
Increase in accrued interest receivable and other assets	(2,177)	(6,947)
Increase in cash surrender value of bank-owned life insurance	(537)	(513)
Increase (decrease) in accrued interest payable and other liabilities	4,385	(1,731)
Net cash provided by operating activities	25,293	18,078
Cash flows from investing activities:
Proceeds from maturities, prepayments and calls on securities available for sale	18,189	24,467
Proceeds from sales of securities available for sale	—	13,762
Increase in loans, net	(81,785)	(81,445)
Decrease in interest-bearing deposits in banks	99	250
Proceeds from sale of foreclosed assets	1,819	426
Purchases of office properties and equipment	(2,869)	(1,143)
Proceeds from sale of office properties and equipment	8	4
Purchase of Federal Home Loan Bank stock	(769)	(5,215)
Proceeds from redemption of Federal Home Loan Bank stock	7,335	—
Net cash used in investing activities	(57,973)	(48,894)
Cash flows from financing activities:
Increase (decrease) in deposits, net	52,400	(81,210)
Borrowings on Federal Home Loan Bank advances	659,700	12,721,975
Repayments of Federal Home Loan Bank advances	(768,907)	(12,592,893)
Proceeds from other borrowings	135,000	—
Proceeds from exercise of stock options	—	85
Issuance of stock under incentive plans, net	(141)	(49)
Dividends paid to shareholders	(4,072)	(4,136)
Purchase of Company’s common stock	(3,669)	(3,484)
Net cash provided by financing activities	70,311	40,288
Net change in cash and cash equivalents	37,631	9,472
Cash and cash equivalents, beginning	75,831	87,401
Cash and cash equivalents, ending	$113,462	$96,873
Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$29,299	$15,289
Income taxes paid	4,692	8,585

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. Certain reclassifications have been made to prior period balances to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2023.

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

Issued but Not Yet Adopted Accounting Standards

ASU 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative" ("ASU 2023-06") related to disclosure or presentation requirements for various subtopics in the

FASB’s Accounting Standards Codification (“Codification”). The amendments in the update are intended to align the requirements in the Codification with the U.S. Securities and Exchange Commission's (“SEC”) regulations and facilitate the application of GAAP for all entities. The effective date for each amendment is the date on which the SEC's removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or if the SEC has not removed the requirements by June 30, 2027, this amendment will be removed from the Codification and will not become effective for any entity. Early adoption is prohibited. We do not expect this update to have a material impact on our consolidated financial statements.

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
3. Investment Securities
The following tables summarize the Company’s available for sale and held to maturity investment securities at June 30, 2024 and December 31, 2023.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2024
Available for sale:
U.S. agency mortgage-backed	$300,106	$34	$32,700	$267,440
Collateralized mortgage obligations	79,469	—	3,900	75,569
Municipal bonds	53,676	—	7,976	45,700
U.S. government agency	18,794	—	1,241	17,553
Corporate bonds	6,983	—	773	6,210
Total available for sale	$459,028	$34	$46,590	$412,472
Held to maturity:
Municipal bonds	$1,065	$1	$5	$1,061
Total held to maturity	$1,065	$1	$5	$1,061

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Available for sale:
U.S. agency mortgage-backed	$314,569	$91	$30,807	$283,853
Collateralized mortgage obligations	82,764	1	3,503	79,262
Municipal bonds	53,891	4	7,221	46,674
U.S. government agency	19,151	—	1,102	18,049
Corporate bonds	6,982	—	894	6,088
Total available for sale	$477,357	$96	$43,527	$433,926
Held to maturity:
Municipal bonds	$1,065	$1	$—	$1,066
Total held to maturity	$1,065	$1	$—	$1,066

The estimated fair value and amortized cost by contractual maturity of the Company’s investment securities as of June 30, 2024 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities. The Company’s investment securities portfolio had an effective duration of 4.0 years and 4.2 years at June 30, 2024 and December 31, 2023, respectively.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Available for sale:
U.S. agency mortgage-backed	$3,937	$81,160	$63,017	$119,326	$267,440
Collateralized mortgage obligations	1,238	57,379	492	16,460	75,569
Municipal bonds	—	4,562	29,308	11,830	45,700
U.S. government agency	—	5,048	12,293	212	17,553
Corporate bonds	—	—	6,210	—	6,210
Total available for sale	$5,175	$148,149	$111,320	$147,828	$412,472
Held to maturity:
Municipal bonds	$—	$1,061	$—	$—	$1,061
Total held to maturity	$—	$1,061	$—	$—	$1,061

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Available for sale:
U.S. agency mortgage-backed	$4,027	$88,928	$67,695	$139,456	$300,106
Collateralized mortgage obligations	1,263	60,085	520	17,601	79,469
Municipal bonds	—	4,876	34,747	14,053	53,676
U.S. government agency	—	5,118	13,463	213	18,794
Corporate bonds	—	—	6,983	—	6,983
Total available for sale	$5,290	$159,007	$123,408	$171,323	$459,028
Held to maturity:
Municipal bonds	$—	$1,065	$—	$—	$1,065
Total held to maturity	$—	$1,065	$—	$—	$1,065

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

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
June 30, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$3,423	$32	$260,464	$32,668	$263,887	$32,700
Collateralized mortgage obligations	—	—	75,562	3,900	75,562	3,900
Municipal bonds	1,418	35	43,782	7,941	45,200	7,976
U.S. government agency	—	—	17,553	1,241	17,553	1,241
Corporate bonds	—	—	6,210	773	6,210	773
Total available for sale	$4,841	$67	$403,571	$46,523	$408,412	$46,590
Held to maturity:
Municipal bonds	$530	$5	$—	$—	$530	$5
Total held to maturity	$530	$5	$—	$—	$530	$5

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$4,033	$10	$273,128	$30,797	$277,161	$30,807
Collateralized mortgage obligations	—	—	79,253	3,503	79,253	3,503
Municipal bonds	519	3	44,195	7,218	44,714	7,221
U.S. government agency	3,760	117	14,289	985	18,049	1,102
Corporate bonds	—	—	6,088	894	6,088	894
Total available for sale	$8,312	$130	$416,953	$43,397	$425,265	$43,527
Held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Total held to maturity	$—	$—	$—	$—	$—	$—

At June 30, 2024, 273 of the Company’s debt securities had unrealized losses totaling 10.2% of the individual securities’ amortized cost basis and 10.1% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 265 of the 273 securities had been in a continuous loss position for over 12 months. Management has determined that the declines in the fair value of these securities were not attributable to credit losses. As a result, no ACL was recorded for available for sale investment securities at June 30, 2024.

At June 30, 2024, it was determined that no ACL was required for the Company's held-to-maturity investment securities. The Company monitors credit quality of debt securities held-to-maturity through the use of credit ratings. The following tables present the amortized cost of the Company's held-to-maturity securities by credit quality rating at June 30, 2024 and December 31, 2023.

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
June 30, 2024
Held to maturity:
Municipal bonds	$1,065	$—	$1,065

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
December 31, 2023
Held to maturity:
Municipal bonds	$1,065	$—	$1,065

For the three and six months ended June 30, 2024, there were no gross gains or losses related to the sale of investment securities. For the three and six months ended June 30, 2023, the Company recorded gross gains of $0 and $98,000, respectively, and gross losses of $0 and $347,000, respectively, related to the sale of investment securities.

Accrued interest receivable on the Company's investment securities was $1,521,000 and $1,563,000 at June 30, 2024 and December 31, 2023, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

At June 30, 2024 and December 31, 2023, the Company had $135,548,000 and $127,172,000, respectively, of securities pledged to secure public deposits. In addition, at June 30, 2024, the Company had $135,000,000 of securities pledged to BTFP borrowings. There were no securities pledged to BTFP borrowings at December 31, 2023,
4. Earnings Per Share
Earnings per common share was computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income available to common shareholders	$8,118	$9,781	$17,317	$21,101
Denominator:
Weighted average common shares outstanding	7,972	8,042	7,978	8,065
Effect of dilutive securities:
Restricted stock	26	16	29	19
Stock options	21	21	22	24
Weighted average common shares outstanding – assuming dilution	8,019	8,079	8,029	8,108
Basic earnings per common share	$1.02	$1.22	$2.17	$2.62
Diluted earnings per common share	$1.02	$1.21	$2.16	$2.60

Options for 64,604 and 111,999 shares of common stock were not included in the computation of diluted EPS for the three months ended June 30, 2024 and 2023, respectively, because the effect of those shares was anti-dilutive. For the six months ended June 30, 2024 and 2023, options on 61,498 and 87,912, respectively, shares of common stock were not included in the computation of diluted EPS because the effect of these shares was anti-dilutive.

5. Credit Quality and Allowance for Credit Losses

The Company’s loans, net of unearned income, consisted of the following as of the dates indicated.

(dollars in thousands)	June 30, 2024	December 31, 2023
Real estate loans:
One- to four-family first mortgage	$446,255	$433,401
Home equity loans and lines	70,617	68,977
Commercial real estate	1,228,757	1,192,691
Construction and land	328,938	340,724
Multi-family residential	126,922	107,263
Total real estate loans	2,201,489	2,143,056
Other loans:
Commercial and industrial	427,339	405,659
Consumer	32,518	32,923
Total other loans	459,857	438,582
Total loans	$2,661,346	$2,581,638

The net discount on the Company’s acquired loans was $3,333,000 and $4,340,000 at June 30, 2024 and December 31, 2023, respectively. In addition, loan balances as of June 30, 2024 and December 31, 2023 are reported net of unearned income of $5,105,000 and $5,321,000, respectively.

Accrued interest receivable on the Company's loans was $12,985,000 and $11,986,000 at June 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of the ACL. Those amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

Allowance for Credit Losses
The ACL, which includes the ALL and the ACL on unfunded lending commitments, and recorded investment in loans as of the dates indicated are as follows.

	June 30, 2024
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$3,349	$—	$3,349
Home equity loans and lines	705	—	705
Commercial real estate	14,957	200	15,157
Construction and land	5,304	—	5,304
Multi-family residential	582	—	582
Commercial and industrial	6,320	58	6,378
Consumer	737	—	737
Total allowance for loan losses	$31,954	$258	$32,212

Unfunded lending commitments(1)	$2,460	$—	$2,460
Total allowance for credit losses	$34,414	$258	$34,672

	June 30, 2024
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$446,255	$—	$446,255
Home equity loans and lines	70,617	—	70,617
Commercial real estate	1,224,301	4,456	1,228,757
Construction and land	328,938	—	328,938
Multi-family residential	126,922	—	126,922
Commercial and industrial	427,267	72	427,339
Consumer	32,518	—	32,518
Total loans	$2,656,818	$4,528	$2,661,346

	December 31, 2023
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$3,255	$—	$3,255
Home equity loans and lines	688	—	688
Commercial real estate	14,604	201	14,805
Construction and land	5,292	123	5,415
Multi-family residential	474	—	474
Commercial and industrial	6,071	95	6,166
Consumer	734	—	734
Total allowance for loan losses	$31,118	$419	$31,537

Unfunded lending commitments(1)	$2,594	$—	$2,594
Total allowance for credit losses	$33,712	$419	$34,131

	December 31, 2023
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$433,401	$—	$433,401
Home equity loans and lines	68,977	—	68,977
Commercial real estate	1,188,734	3,957	1,192,691
Construction and land	340,577	147	340,724
Multi-family residential	107,263	—	107,263
Commercial and industrial	405,547	112	405,659
Consumer	32,923	—	32,923
Total loans	$2,577,422	$4,216	$2,581,638
(1)The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.
(2)One PCD loan was individually evaluated at June 30, 2024 and December 31, 2023, respectively.

A summary of activity in the ACL for the six months ended June 30, 2024 and June 30, 2023 follows.

	Six Months Ended June 30, 2024
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$3,255	$—	$—	$94	$3,349
Home equity loans and lines	688	—	35	(18)	705
Commercial real estate	14,805	—	—	352	15,157
Construction and land	5,415	(123)	—	12	5,304
Multi-family residential	474	—	—	108	582
Commercial and industrial	6,166	(570)	33	749	6,378
Consumer	734	(122)	20	105	737
Total allowance for loan losses	$31,537	$(815)	$88	$1,402	$32,212

Unfunded lending commitments	$2,594	$—	$—	$(134)	$2,460
Total allowance for credit losses	$34,131	$(815)	$88	$1,268	$34,672

	Six Months Ended June 30, 2023
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$2,883	$—	$9	$308	$3,200
Home equity loans and lines	624	—	3	80	707
Commercial real estate	13,814	—	—	984	14,798
Construction and land	4,680	—	—	142	4,822
Multi-family residential	572	—	—	(60)	512
Commercial and industrial	6,024	(85)	122	(206)	5,855
Consumer	702	(52)	18	77	745
Total allowance for loan losses	$29,299	$(137)	$152	$1,325	$30,639

Unfunded lending commitments	$2,093	$—	$—	$361	$2,454
Total allowance for credit losses	$31,392	$(137)	$152	$1,686	$33,093

Credit Quality
The following tables present the Company’s loan portfolio by credit quality classification and origination year as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Term Loans by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$33,150	$91,931	$100,956	$74,381	$32,359	$102,830	$1,526	$620	$437,753
Special Mention	—	148	764	187	285	33	—	—	1,417
Substandard	60	700	2,969	322	320	2,714	—	—	7,085
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$33,210	$92,779	$104,689	$74,890	$32,964	$105,577	$1,526	$620	$446,255
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity loans and lines:
Pass	$842	$1,757	$1,418	$1,219	$656	$3,690	$58,674	$2,138	$70,394
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	27	—	—	126	29	41	223
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$842	$1,757	$1,445	$1,219	$656	$3,816	$58,703	$2,179	$70,617
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$71,721	$164,612	$291,215	$234,868	$173,675	$217,411	$50,126	$3,793	$1,207,421
Special Mention	3,469	—	—	—	—	—	—	—	3,469
Substandard	—	—	2,184	1,757	2,814	11,112	—	—	17,867
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$75,190	$164,612	$293,399	$236,625	$176,489	$228,523	$50,126	$3,793	$1,228,757
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land:
Pass	$53,028	$113,059	$126,579	$15,116	$5,089	$5,334	$6,524	$—	$324,729
Special Mention	—	—	164	—	145	1	—	—	310
Substandard	—	—	15	253	—	29	3,602	—	3,899
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$53,028	$113,059	$126,758	$15,369	$5,234	$5,364	$10,126	$—	$328,938
Current period gross charge-offs	$—	$—	$123	$—	$—	$—	$—	$—	$123

	June 30, 2024
	Term Loans by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Multi-family residential:
Pass	$11,722	$17,754	$35,326	$20,713	$19,963	$18,298	$553	$1,360	$125,689
Special Mention	—	—	—	—	—	65	—	—	65
Substandard	—	—	238	—	—	—	930	—	1,168
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$11,722	$17,754	$35,564	$20,713	$19,963	$18,363	$1,483	$1,360	$126,922
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Pass	$40,737	$70,771	$68,092	$24,631	$8,974	$5,767	$201,063	$3,638	$423,673
Special Mention	492	—	581	—	264	136	—	20	1,493
Substandard	1,367	19	124	345	4	58	91	165	2,173
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$42,596	$70,790	$68,797	$24,976	$9,242	$5,961	$201,154	$3,823	$427,339
Current period gross charge-offs	$—	$—	$236	$53	$—	$3	$278	$—	$570
Consumer:
Pass	$3,755	$4,282	$4,724	$556	$718	$9,917	$8,276	$45	$32,273
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	7	4	3	7	—	224	—	—	245
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$3,762	$4,286	$4,727	$563	$718	$10,141	$8,276	$45	$32,518
Current period gross charge-offs	$—	$27	$21	$—	$—	$8	$66	$—	$122
Total loans:
Pass	$214,955	$464,166	$628,310	$371,484	$241,434	$363,247	$326,742	$11,594	$2,621,932
Special Mention	3,961	148	1,509	187	694	235	—	20	6,754
Substandard	1,434	723	5,560	2,684	3,138	14,263	4,652	206	32,660
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$220,350	$465,037	$635,379	$374,355	$245,266	$377,745	$331,394	$11,820	$2,661,346
Current period gross charge-offs	$—	$27	$380	$53	$—	$11	$344	$—	$815

	December 31, 2023
	Term Loans by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$94,465	$106,417	$72,594	$33,588	$27,677	$91,706	$3,059	$458	$429,964
Special Mention	149	497	188	—	—	34	—	—	868
Substandard	—	165	117	306	60	1,921	—	—	2,569
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$94,614	$107,079	$72,899	$33,894	$27,737	$93,661	$3,059	$458	$433,401
Current period gross charge-offs	$—	$—	$—	$—	$—	$12	$—	$—	$12
Home equity loans and lines:
Pass	$1,864	$1,652	$1,231	$760	$1,117	$3,138	$57,768	$1,240	$68,770
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	150	29	28	207
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,864	$1,652	$1,231	$760	$1,117	$3,288	$57,797	$1,268	$68,977
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$161,755	$292,494	$252,109	$184,935	$137,154	$104,533	$44,225	$855	$1,178,060
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	16	1,441	2,652	5,490	5,032	—	—	14,631
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$161,755	$292,510	$253,550	$187,587	$142,644	$109,565	$44,225	$855	$1,192,691
Current period gross charge-offs	$—	$—	$—	$—	$—	$29	$—	$—	$29
Construction and land:
Pass	$121,389	$150,667	$33,247	$6,641	$7,672	$4,567	$5,439	$—	$329,622
Special Mention	929	164	4,635	146	—	—	—	—	5,874
Substandard	—	609	528	—	—	44	4,047	—	5,228
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$122,318	$151,440	$38,410	$6,787	$7,672	$4,611	$9,486	$—	$340,724
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential:
Pass	$14,907	$37,228	$11,843	$21,558	$12,548	$3,213	$2,463	$—	$103,760
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,503	—	—	3,503

	December 31, 2023
	Term Loans by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$14,907	$37,228	$11,843	$21,558	$12,548	$6,716	$2,463	$—	$107,263
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Pass	$73,674	$79,886	$30,412	$10,674	$4,954	$3,386	$191,946	$7,800	$402,732
Special Mention	—	784	—	264	—	138	—	—	1,186
Substandard	1,389	38	54	7	2	100	129	22	1,741
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$75,063	$80,708	$30,466	$10,945	$4,956	$3,624	$192,075	$7,822	$405,659
Current period gross charge-offs	$—	$—	$—	$124	$7	$—	$124	$—	$255
Consumer:
Pass	$5,941	$5,734	$872	$887	$359	$10,698	$8,068	$75	$32,634
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	13	7	—	7	262	—	—	289
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$5,941	$5,747	$879	$887	$366	$10,960	$8,068	$75	$32,923
Current period gross charge-offs	$3	$34	$3	$6	$—	$4	$125	$—	$175
Total loans:
Pass	$473,995	$674,078	$402,308	$259,043	$191,481	$221,241	$312,968	$10,428	$2,545,542
Special Mention	1,078	1,445	4,823	410	—	172	—	—	7,928
Substandard	1,389	841	2,147	2,965	5,559	11,012	4,205	50	28,168
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$476,462	$676,364	$409,278	$262,418	$197,040	$232,425	$317,173	$10,478	$2,581,638
Current period gross charge-offs	$3	$34	$3	$130	$7	$45	$249	$—	$471

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
Age analysis of past due loans as of the dates indicated are as follows.

	June 30, 2024
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$3,456	$324	$5,142	$8,922	$437,333	$446,255
Home equity loans and lines	992	63	29	1,084	69,533	70,617
Commercial real estate	1,955	440	2,253	4,648	1,224,109	1,228,757
Construction and land	1,616	343	269	2,228	326,710	328,938
Multi-family residential	—	—	—	—	126,922	126,922
Total real estate loans	8,019	1,170	7,693	16,882	2,184,607	2,201,489
Other loans:
Commercial and industrial	1,713	36	682	2,431	424,908	427,339
Consumer	271	51	113	435	32,083	32,518
Total other loans	1,984	87	795	2,866	456,991	459,857
Total loans	$10,003	$1,257	$8,488	$19,748	$2,641,598	$2,661,346

	December 31, 2023
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$4,410	$1,475	$798	$6,683	$426,718	$433,401
Home equity loans and lines	162	1	35	198	68,779	68,977
Commercial real estate	112	3,414	—	3,526	1,189,165	1,192,691
Construction and land	432	1	1,151	1,584	339,140	340,724
Multi-family residential	—	—	—	—	107,263	107,263
Total real estate loans	5,116	4,891	1,984	11,991	2,131,065	2,143,056
Other loans:
Commercial and industrial	596	11	221	828	404,831	405,659
Consumer	416	143	55	614	32,309	32,923
Total other loans	1,012	154	276	1,442	437,140	438,582
Total loans	$6,128	$5,045	$2,260	$13,433	$2,568,205	$2,581,638

There were $1,000 and $0 of loans greater than 90 days past due and accruing at June 30, 2024 and December 31, 2023, respectively.
The following tables summarize information pertaining to nonaccrual loans as of dates indicated.

	June 30, 2024
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total
Nonaccrual loans(1):
One- to four-family first mortgage	$6,892	$—	$6,892
Home equity loans and lines	224	—	224
Commercial real estate	4,980	3,130	8,110
Construction and land	297	—	297
Multi-family residential	238	—	238
Commercial and industrial	810	—	810
Consumer	246	—	246
Total	$13,687	$3,130	$16,817

	December 31, 2023
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total
Nonaccrual loans(1):
One- to four-family first mortgage	$1,600	$—	$1,600
Home equity loans and lines	208	—	208
Commercial real estate	2,655	2,548	5,203
Construction and land	1,181	—	1,181
Multi-family residential	—	—	—
Commercial and industrial	331	—	331
Consumer	291	—	291
Total	$6,266	$2,548	$8,814
(1)Nonaccrual acquired loans include PCD loans of $1,326,000 and $1,410,000 at June 30, 2024 and December 31, 2023, respectively.

All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. All payments received while on nonaccrual status are applied against the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.
Collateral Dependent Loans
The Company held loans that were individually evaluated for credit losses at June 30, 2024 and December 31, 2023 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:

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
•Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.
The tables below summarize collateral dependent loans and the related ACL at June 30, 2024 and December 31, 2023.

	June 30, 2024
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$—	$—
Home equity loans and lines	—	—
Commercial real estate	4,456	200
Construction and land	—	—
Multi-family residential	—	—
Commercial and industrial	72	58
Consumer	—	—
Total	$4,528	$258

	December 31, 2023
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$—	$—
Home equity loans and lines	—	—
Commercial real estate	3,957	201
Construction and land	147	123
Multi-family residential	—	—
Commercial and industrial	112	95
Consumer	—	—
Total	$4,216	$419

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

Three Months Ended June 30, 2024
(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
One-to four-family first mortgage	$—	$—	$—	$—	$—	$—	—%
Home equity loans and lines	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	—%

	Three Months Ended June 30, 2023
(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
One-to four-family first mortgage	$—	$—	$837	$—	$—	$—	0.2%
Home equity loans and lines	—	—	—	—	—	—	—
Commercial real estate	283	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$283	$—	$837	$—	$—	$—	—%

	Six Months Ended June 30, 2024
(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
One-to four-family first mortgage	$—	$—	$652	$—	$—	$—	0.1%
Home equity loans and lines	—	—	—	—	—	—	—
Commercial real estate	—	—	1,050	—	—	—	0.1
Construction and land	—	—	28	—	—	—	—
Multi-family residential	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$—	$—	$1,730	$—	$—	$—	0.1%

	Six Months Ended June 30, 2023
(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
One-to four-family first mortgage	$—	$—	$1,065	$—	$—	$—	0.3%
Home equity loans and lines	—	—	—	—	—	—	—
Commercial real estate	283	—	1,293	—	—	—	0.1
Construction and land	—	—	32	—	—	—	—
Multi-family residential	—	—	—	—	—	—	—
Commercial and industrial	—	—	1,569	—	—	—	0.4
Consumer	—	—	—	—	—	—	—
Total	$283	$—	$3,959	$—	$—	$—	0.2%
During the six months ended June 30, 2024 and 2023, no loan experienced a default subsequent to being granted a payment deferral or term extension. Default is defined as movement to past due 90 days, foreclosure or charge-off, whichever occurs first.
The following table details the financial impacts of loan modifications made to borrowers experiencing financial difficulty for the periods presented.

	June 30, 2024		June 30, 2023
	Minimum Term Extensions (in months)	Maximum Term Extensions (in months)	Payment Deferral (dollars in thousands)	Minimum Term Extensions (in months)	Maximum Term Extensions (in months)
One-to four-family first mortgage	12	96	$—	12	24
Home equity loans and lines	0	0	—	0	0
Commercial real estate	12	12	9	0	12
Construction and land	12	12	—	12	12
Multi-family residential	0	0	—	0	0
Commercial and industrial	0	0	—	10	10
Consumer	0	0	—	0	0
The table below reflects the performance of loans that have been modified in the last 12 months.

(dollars in thousands)	30-89 Days Past Due	90+ Days Past Due	Nonaccrual	Current	Total
June 30, 2024
One-to four-family first mortgage	$—	$—	$—	$1,481	$1,481
Home equity loans and lines	55	—	—	—	55
Commercial real estate	278	—	—	1,050	1,328
Construction and land	—	—	—	28	28
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	1,366	1,366
Consumer	—	—	—	—	—
Total	$333	$—	$—	$3,925	$4,258
The loan modifications reported in the table above did not significantly impact the Company's allowance for loan losses during 2024.

Foreclosed Assets and ORE
Foreclosed assets and ORE include real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets and ORE totaled $231,000 and $1,575,000 at June 30, 2024 and December 31, 2023, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

The carrying amount of foreclosed residential real estate properties held at June 30, 2024 and December 31, 2023 totaled $208,000 and $115,000, respectively. Loans secured by single family residential real estate that were in the process of foreclosure at June 30, 2024 and December 31, 2023 totaled $2,863,000 and $517,000, respectively.
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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. During the next twelve months, the Company estimates that an additional $2,067,000 will be reclassified as additional interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings through other income.

Fair Values of Derivative Instruments
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Financial Condition as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$60,000	$4,087	$—	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	$9,000	$124	$9,000	$153
Risk participation agreements	—	—	11,676	1

Netting adjustments		—		—

Net derivative amounts		$4,211		$154

	December 31, 2023
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$60,000	$3,914	$—	$—

Derivatives not designated as hedging instruments:
Risk participation agreements	—	—	11,797	3

Netting adjustments		—		—

Net derivative amounts		$3,914		$3

(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

At June 30, 2024 and December 31, 2023, accumulated unrealized gains, net of taxes, on derivative instruments totaled $3,082,000 and $2,928,000, respectively.
Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income and the Consolidated Statements of Income
The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income and the Consolidated Statements of Income as of June 30, 2024 and June 30, 2023.

	Three Months Ended June 30, 2024
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$322	$322	Interest income	$606	$606

	Six Months Ended June 30, 2024

	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$1,406	$1,406	Interest income	$1,212	$1,212

	Three Months Ended June 30, 2023
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$1,557	$1,557	Interest income	$548	$548

	Six Months Ended June 30, 2023
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$1,262	$1,262	Interest income	$969	$969

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of June 30, 2024 and June 30, 2023.

(dollars in thousands)	Location of Loss Recognized on Non-designated Hedges	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Effects of non-designated hedges
Interest rate contracts	Other noninterest expense	$(29)	$(29)
Risk participation agreements	Other noninterest income	$—	$2

(dollars in thousands)	Location of Income Recognized on Non-designated Hedges	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Effects of non-designated hedges
Risk participation agreements	Other noninterest income	$3	$1
Derivative fee income from non-designated hedges totaled $175,000 for both the three and six months ended June 30, 2024, respectively. There was no derivative fee income from non-designated hedges for the three and six months ended June 30, 2023.

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

As of June 30, 2024, there were no derivatives with credit-risk-related contingent features in a net liability position. Such derivatives are measured at fair value, which includes accrued interest but excludes any adjustment for nonperformance risk. If the Company had breached any provisions at June 30, 2024, it would not have been required to settle any obligations under the agreements since the termination value was $0.

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

The carrying value of subordinated debt was $54,348,000 and $54,241,000 at June 30, 2024 and December 31, 2023, respectively. The subordinated debt was recorded net of issuance costs which is being amortized using the straight-line method over five years.

Other Borrowings

On March 12, 2023, the Federal Reserve Board created the BTFP, which offers loans to banks with a term up to one year with no prepayment penalty. The loans are secured by pledging qualifying securities and are valued at par for collateral. In 2024, the Bank participated in the BTFP and had an outstanding debt of $135,000,000 at June 30, 2024. The average balance of other borrowings, which included the BTFP loan was $140,610,000 for the second quarter of 2024, up $134,959,000 compared to the second quarter of 2023.

Federal Home Loan Bank Advances

The average balance of total FHLB advances was $46,499,000 for the second quarter of 2024, down $226,284,000 compared to the second quarter of 2023.

The Company had short-term FHLB advances in the amount of $45,000,000 as of June 30, 2024 compared to $150,000,000 as of December 31, 2023. At June 30, 2024 and December 31, 2023, the Company had $38,506,000 and $42,713,000 in long-term FHLB advances, respectively, and $1,085,415,000 and $1,020,494,000 in additional FHLB advances available, respectively.
The following table summarizes long-term FHLB advances as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Fixed rate advances maturing in:
2024	$33	2.26%	$4,076	1.71%
2025	35,278	3.49	35,375	3.48
2026	3,195	1.57	3,262	1.58
Total FHLB advances	$38,506	3.33%	$42,713	3.17%

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets, by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of June 30, 2024, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.
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

The following tables present the balances of assets measured for fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

(dollars in thousands)	June 30, 2024	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$267,440	$—	$267,440	$—
Collateralized mortgage obligations	75,569	—	75,569	—
Municipal bonds	45,700	—	45,700	—
U.S. government agency	17,553	—	17,553	—
Corporate bonds	6,210	—	6,210	—
Total	$412,472	$—	$412,472	$—

Derivative assets	$4,211	$—	$4,211	$—
Total	$416,683	$—	$416,683	$—

Liabilities
Derivative liabilities	$154	$—	$154	$—

(dollars in thousands)	December 31, 2023	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$283,853	$—	$283,853	$—
Collateralized mortgage obligations	79,262	—	79,262	—
Municipal bonds	46,674	—	46,674	—
U.S. government agency	18,049	—	18,049	—
Corporate bonds	6,088	—	6,088	—
Total	$433,926	$—	$433,926	$—

Derivative assets	$3,914	$—	$3,914	$—
Total	$437,840	$—	$437,840	$—

Liabilities
Derivative liabilities	$3	$—	$3	$—

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

		Fair Value Measurements Using
(dollars in thousands)	June 30, 2024	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$4,270	$—	$—	$4,270
Foreclosed assets and ORE	231	—	—	231
Total	$4,501	$—	$—	$4,501

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2023	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$3,797	$—	$—	$3,797
Foreclosed assets and ORE	1,575	—	—	1,575
Total	$5,372	$—	$—	$5,372

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
June 30, 2024
Loans individually evaluated	$4,270	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 80%	6%
Foreclosed assets and ORE	$231	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	0% - 47%	16%
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
December 31, 2023
Loans individually evaluated	$3,797	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 89%	10%
Foreclosed assets and ORE	$1,575	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	31% - 71%	62%
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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at June 30, 2024
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$113,462	$113,462	$113,462	$—	$—
Investment securities available for sale	412,472	412,472	—	412,472	—
Investment securities held to maturity	1,065	1,061	—	1,061	—
Mortgage loans held for sale	—	—	—	—	—
Loans, net	2,629,134	2,481,204	—	2,476,934	4,270
Cash surrender value of BOLI	47,858	47,858	47,858	—	—
Derivative assets(1)	4,211	4,211	—	4,211	—
Financial Liabilities
Deposits	$2,722,915	$2,717,712	$2,008,025	$709,687	$—
Other borrowings	140,539	139,987	—	139,987	—
Subordinated debt, net of issuance cost	54,348	49,648	—	49,648	—
Long-term FHLB advances	38,506	37,731	—	37,731	—
Derivative liabilities(1)	154	154	—	154	—

		Fair Value Measurements at December 31, 2023
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$75,831	$75,831	$75,831	$—	$—
Interest-bearing deposits in banks	99	99	99	—	—
Investment securities available for sale	433,926	433,926	—	433,926	—
Investment securities held to maturity	1,065	1,066	—	1,066	—
Mortgage loans held for sale	361	361	—	361	—
Loans, net	2,550,101	2,381,863	—	2,378,066	3,797
Cash surrender value of BOLI	47,321	47,321	47,321	—	—
Derivative assets(1)	3,914	3,914	—	3,914	—
Financial Liabilities
Deposits	$2,670,624	$2,665,590	$2,025,890	$639,700	$—
Other borrowings	5,539	5,498	—	5,498	—
Subordinated debt, net of issuance cost	54,241	50,865	—	50,865	—
Short-term FHLB advances	150,000	150,000	150,000	—	—
Long-term FHLB advances	42,713	41,792	—	41,792	—
Derivative liabilities(1)	3	3	—	3	—
(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and the Bank from December 31, 2023 through June 30, 2024 and on its results of operations for the three and six months ended June 30, 2024 and 2023. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

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
EXECUTIVE OVERVIEW
The Company reported net income for the second quarter of 2024 of $8.1 million, or $1.02 diluted EPS, down $1.7 million compared to the second quarter of 2023. Net income for the second quarter of 2023 totaled $9.8 million, or $1.21 diluted EPS. For the six months ended June 30, 2024, the Company reported net income $17.3 million, or $2.16 diluted EPS, down $3.8 million from $21.1 million, or $2.60 diluted EPS, reported for the six months ended June 30, 2023.

Key components of the Company’s performance during the three and six months ended June 30, 2024 include:

•Assets increased $90.8 million, or 2.7%, from December 31, 2023 to $3.4 billion at June 30, 2024.
•Total loans were $2.7 billion at June 30, 2024, up $79.7 million, or 3.1%, from December 31, 2023.
•During the three and six months ended June 30, 2024, the Company provisioned $1.3 million and $1.4 million, respectively, to the allowance for loan losses, primarily due to loan growth and net charge-offs. During the three and six months ended June 30, 2023, the Company provisioned $511,000 and $1.3 million, respectively, to the allowance for loan losses.
•The ALL totaled $32.2 million, or 1.21% of total loans, at June 30, 2024 compared to $31.5 million, or 1.22% of total loans, at December 31, 2023. The ACL, which is comprised of the allowance for loan losses plus the allowance for unfunded lending commitments, totaled $34.7 million, or 1.30% of total loans, at June 30, 2024 compared to $34.1 million, or 1.32% of total loans, at December 31, 2023.
•Nonperforming assets increased $6.7 million, or 64.1%, from $10.4 million, or 0.31% of total assets, at December 31, 2023 to $17.0 million, or 0.50% of total assets, at June 30, 2024. The increase in nonperforming assets was primarily due to one loan relationship being downgraded to substandard during the 2024 period.
•Total deposits amounted to $2.7 billion at June 30, 2024, an increase of $52.3 million, or 2.0%, from December 31, 2023.
•The net interest margin was 3.66% and 3.65% for the three and six months ended June 30, 2024, respectively, down 28 bps and down 41 bps from the three and six months ended June 30, 2023, respectively.
•The average rate paid on total interest-bearing deposits was 2.69% for the second quarter of 2024, which was up 139 bps from the second quarter of 2023. For the six months ended June 30, 2024, the average rate paid on total interest-bearing deposits was 2.60%, up 156 bps from the six months ended June 30, 2023.
•Total interest expense for the second quarter of 2024 was up $6.3 million, or 64.5%, compared to the second quarter of 2023 primarily due to the rising interest rate environment and the higher cost of deposits. For the six months ended June 30, 2024, total interest expense was up $15.0 million, or 92.1%, from the comparable period in 2023.

•Noninterest income for the second quarter of 2024 was up $307,000, or 8.9%, compared to the second quarter of 2023, primarily due to an increase in other income (up $150,000), gain on sale of loans (up $100,000) and bank card fees (up $36,000). For the six months ended June 30, 2024, noninterest income was up $545,000, or 8.1%, from the comparable period in 2023 primarily due to an increase in other income (up $281,000), the absence of net loss on sale of securities totaling $249,000 during the first quarter of 2023, and an increase in gain on sale of loans (up $130,000), which were partially offset with a decrease in bank card fees (down $176,000).
•Noninterest expense for the second quarter of 2024 was up $849,000, or 4.1%, compared to the second quarter of 2023, primarily due to increases in data processing and communication (up $423,000), compensation and benefits (up $187,000), other noninterest expense (up $187,000), occupancy (up $156,000), professional services (up $122,000) and regulatory fees (up $108,000), which were partially offset by the reversal of provision for credit losses on unfunded commitments (down $285,000). For the six months ended June 30, 2024, noninterest expense was up $1.8 million, or 4.3%, from the comparable period in 2023 primarily due to the absence of a recovery of a previous loss on a foreclosed asset that occurred in the first quarter of 2023 in the amount of $739,000, increases in data processing and communication expense (up $616,000), other noninterest expense (up $421,000), professional services (up $233,000) and marketing and advertising expense (up $202,000), which were partially offset by a decrease in amortization of acquisition intangibles (down $153,000) and the reversal of provision for credit losses on unfunded commitments (down $495,000).
FINANCIAL CONDITION

Loans, Allowance for Credit Losses and Asset Quality

Loans
Total loans at June 30, 2024 were $2.7 billion, up $79.7 million, or 3.1%, from December 31, 2023. The loan growth resulted primarily from the additions of loans across all loan types, with the exception of construction and land loans and consumer loans.
The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

(dollars in thousands)	June 30, 2024	December 31, 2023	Increase/(Decrease)
Real estate loans:
One-to four-family first mortgage	$446,255	$433,401	$12,854	3.0%
Home equity loans and lines	70,617	68,977	1,640	2.4
Commercial real estate	1,228,757	1,192,691	36,066	3.0
Construction and land	328,938	340,724	(11,786)	(3.5)
Multi-family residential	126,922	107,263	19,659	18.3
Total real estate loans	2,201,489	2,143,056	58,433	2.7%
Other loans:
Commercial and industrial	427,339	405,659	21,680	5.3
Consumer	32,518	32,923	(405)	(1.2)
Total other loans	459,857	438,582	21,275	4.9
Total loans	$2,661,346	$2,581,638	$79,708	3.1%

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

At June 30, 2024, the ALL totaled $32.2 million, or 1.21% of total loans, up $675,000 from $31.5 million, or 1.22% of total loans, at December 31, 2023. During the six months ended June 30, 2024, the Company provisioned $1.4 million of the allowance loan losses primarily due to loan growth and net charge-offs. Net loan charge-offs totaled $727,000 for the six months ended June 30, 2024.
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

At June 30, 2024 and December 31, 2023, loans identified as credit deteriorated loans and individually evaluated for expected losses were $4.5 million and $4.2 million, respectively. The following tables provide a summary of loans individually evaluated for credit losses as of the dates indicated.

June 30, 2024
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$—	$—	—%
Home equity loans and lines	—	—	—
Commercial real estate	4,456	200	4.49
Construction and land	—	—	—
Multi-family residential	—	—	—

Commercial and industrial	72	58	80.56
Consumer	—	—	—
Total	$4,528	$258	5.70%

	December 31, 2023
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$—	$—	—%
Home equity loans and lines	—	—	—
Commercial real estate	3,957	201	5.08
Construction and land	147	123	83.67
Multi-family residential	—	—	—
Commercial and industrial	112	95	84.82
Consumer	—	—	—
Total	$4,216	$419	9.94%

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

At June 30, 2024 and December 31, 2023, loans classified as substandard totaled $32.7 million and $28.2 million, respectively. There were no assets classified as doubtful at either date. For additional information, refer to Note 5 to the Consolidated Financial Statements. The $4.5 million, or 15.9%, increase in substandard loans at June 30, 2024 compared to December 31, 2023 was primarily due to one credit relationship being downgraded, partially offset by loan payoffs and improvements in other classified loans.

The following tables provide a summary of loans classified as special mention and substandard as of the dates indicated.

(dollars in thousands)	June 30, 2024	December 31, 2023	Increase/(Decrease)
Special Mention Loans
One- to four-family first mortgage	$1,417	$868	$549	63.2%
Home equity loans and lines	—	—	—	—
Commercial real estate	3,469	—	3,469	—
Construction and land	310	5,874	(5,564)	(94.7)
Multi-family residential	65	—	65	—
Commercial and industrial	1,493	1,186	307	25.9
Consumer	—	—	—	—
Total special mention loans	$6,754	$7,928	$(1,174)	(14.8)%

(dollars in thousands)	June 30, 2024	December 31, 2023	Increase/(Decrease)
Substandard Loans
One- to four-family first mortgage	$7,085	$2,569	$4,516	175.8%
Home equity loans and lines	223	207	16	7.7
Commercial real estate	17,867	14,631	3,236	22.1
Construction and land	3,899	5,228	(1,329)	(25.4)
Multi-family residential	1,168	3,503	(2,335)	(66.7)
Commercial and industrial	2,173	1,741	432	24.8
Consumer	245	289	(44)	(15.2)
Total substandard loans	$32,660	$28,168	$4,492	15.9%

Total nonperforming loans increased by $8.0 million, or 90.8%, to $16.8 million at June 30, 2024, compared to $8.8 million at December 31, 2023. The primary reason for the increase was one loan relationship with an aggregate outstanding balance of $4.7 million at June 30, 2024 that became nonperforming during the first quarter of 2024. This relationship is secured by 17 residential units in eight investment properties in New Orleans with an aggregate loan-to-value ratio of approximately 65%. We have commenced foreclosure proceedings on this relationship and do not expect any loss. There were also additional smaller loan balances downgraded to nonperforming during the period, but we do not anticipate any losses associated with these loans.

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

The following table sets forth the composition of the Company’s nonperforming assets as of the dates indicated.

	June 30, 2024			December 31, 2023
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$5,500	$1,392	$6,892	$528	$1,072	$1,600
Home equity loans and lines	175	49	224	143	65	208
Commercial real estate	5,734	2,376	8,110	2,691	2,512	5,203
Construction and land	268	29	297	1,136	45	1,181
Multi-family residential	238	—	238	—	—	—
Other loans:
Commercial and industrial	447	363	810	298	33	331
Consumer	232	14	246	227	64	291
Total nonaccrual loans	12,594	4,223	16,817	5,023	3,791	8,814
Accruing loans 90 days or more past due	1	—	1	—	—	—
Total nonperforming loans	12,595	4,223	16,818	5,023	3,791	8,814
Foreclosed assets and ORE	16	215	231	1,495	80	1,575
Total nonperforming assets	12,611	4,438	17,049	6,518	3,871	10,389

Nonperforming loans to total loans	0.63%	0.34%
Nonperforming loans to total assets	0.49%	0.27%
Nonperforming assets to total assets	0.50%	0.31%
(1)Nonaccrual acquired loans include PCD loans of $1.3 million and $1.4 million at June 30, 2024 and December 31, 2023, respectively.
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
Investment Securities

The Company’s investment securities portfolio totaled $413.5 million as of June 30, 2024, a decrease of $21.5 million, or 4.9%, from December 31, 2023. During the second quarters of 2024 and 2023, the Company had no gains or losses related to the sale of available-for-sale investment securities. At June 30, 2024, the Company had a net unrealized loss on its available for sale investment securities portfolio of $46.6 million, compared to a net unrealized loss of $43.4 million at December 31, 2023. The Company’s investment securities portfolio had an effective duration of 4.0 years and 4.2 years at June 30, 2024 and December 31, 2023, respectively.

The following table summarizes activity in the Company’s investment securities portfolio during the six months ended June 30, 2024.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2023	$433,926	$1,065
Purchases	—	—
Sales	—	—
Principal maturities, prepayments and calls	(18,189)	—
Amortization of premiums and accretion of discounts	(140)	—
Decrease in market value	(3,125)	—
Balance, June 30, 2024	$412,472	$1,065

Funding Sources

Deposits
Deposits totaled $2.7 billion at June 30, 2024, an increase of $52.3 million, or 2.0%, compared to December 31, 2023. The following table summarizes the changes in the Company’s deposits from December 31, 2023 to June 30, 2024.

(dollars in thousands)	June 30, 2024	December 31, 2023	Increase/(Decrease)
Demand deposit	$746,504	$744,424	$2,080	0.3%
Savings	218,307	231,624	(13,317)	(5.7)
Money market	427,406	408,024	19,382	4.8
NOW	615,809	641,818	(26,009)	(4.1)
Certificates of deposit	714,889	644,734	70,155	10.9
Total deposits	$2,722,915	$2,670,624	$52,291	2.0%

The average rate paid on interest-bearing deposits was 2.69% for the second quarter of 2024, up 139 bps compared to the second quarter of 2023. At June 30, 2024, certificates of deposit maturing within the next 12 months totaled $686.2 million.

We obtain most of our deposits from individuals, small businesses and public funds in our market areas. The following table presents our deposits per customer type for the periods indicated.

	June 30, 2024	December 31, 2023
Individuals	53%	53%
Small businesses	37	38
Public funds	8	7
Broker	2	2
Total	100%	100%

The total amounts of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) were $780.1 million at June 30, 2024 and $748.6 million at December 31, 2023. Public funds in excess of the FDIC insurance limits are fully collateralized.

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

The carrying value of subordinated debt was $54.3 million and $54.2 million at June 30, 2024 and December 31, 2023, respectively. The subordinated debt was recorded net of issuance costs and amortized using the straight-line method over five years.

Other Borrowings

On March 12, 2023, the Federal Reserve Board created the BTFP, which offers loans to banks with a term up to one year with no prepayment penalty. The loans are secured by pledging qualifying securities and are valued at par for collateral. In 2024, the Bank participated in the BTFP and had an outstanding debt of $135.0 million at June 30, 2024. The average balance of other borrowings, which included the BTFP loan was $140.6 million for the second quarter of 2024, up $135.0 million compared to the second quarter of 2023.

Federal Home Loan Bank Advances

The average balance of total FHLB advances was $46.5 million for the second quarter of 2024, down $226.3 million compared to the second quarter of 2023. For the six months ended June 30, 2024, the average balance of total FHLB advances was $59.1 million, down $185.2 million compared to the six months ended June 30, 2023.

The Company had $45.0 million short-term FHLB advances as of June 30, 2024 compared to $150.0 million as of December 31, 2023. At June 30, 2024 and December 31, 2023, the Company had $38.5 million and $42.7 million in long-term FHLB advances, respectively, and $1.1 billion and $1.0 billion in additional FHLB advances available, respectively.

Shareholders’ Equity

Total shareholders’ equity increased $8.4 million, or 2.3%, from $367.4 million at December 31, 2023 to $375.8 million at June 30, 2024. Shareholders' equity increased primarily due to net income of $17.3 million, which was partially offset by an increase in accumulated other comprehensive loss on available for sale investment securities, cash dividends and share repurchases during the six months ended June 30, 2024.

At June 30, 2024, the Company and the Bank had regulatory capital amounts that were well in excess of regulatory requirements. The following table presents actual and required capital ratios for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2024 based on the required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Tier 1 risk-based capital	323,837	11.57	237,949	8.50	N/A	N/A
Total risk-based capital	412,658	14.74	293,938	10.50	N/A	N/A
Tier 1 leverage capital	323,837	9.87	131,261	4.00	N/A	N/A

Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$367,123	13.15%	$195,371	7.00%	$181,415	6.50%
Tier 1 risk-based capital	367,123	13.15	237,236	8.50	223,281	8.00
Total risk-based capital	401,596	14.39	293,056	10.50	279,101	10.00
Tier 1 leverage capital	367,123	11.22	130,924	4.00	163,655	5.00

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

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At June 30, 2024, certificates of deposit maturing within the next 12 months totaled $686.2 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of securities available for sale, the Company has significant borrowing capacity available to fund liquidity needs. In recent years, the Company has utilized borrowings as a cost efficient addition to deposits as a source of funds. Borrowings consist of advances from the FHLB of Dallas, of which the Company is a member. Under terms of the collateral agreement with the FHLB, the Company pledges residential mortgage loans and investment securities as well as the Company’s stock in the FHLB as collateral for such advances. For the six months ended June 30, 2024, the average balance of outstanding FHLB advances was $59.1 million. At June 30, 2024, the Company had $83.5 million in total outstanding FHLB advances.

The following table summarizes the Company's primary and secondary sources of liquidity which were available at June 30, 2024.

(dollars in thousands)	June 30, 2024
Cash and cash equivalents	$113,462
Unencumbered investment securities, amortized cost	68,373
FHLB advance availability	1,085,415
Amounts available from unsecured lines of credit	55,000
Federal Reserve discount window availability	500
Total primary and secondary sources of available liquidity	$1,322,750

Asset/Liability Management
The objective of asset/liability management is to implement strategies for the funding and deployment of the Company’s financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk. Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of June 30, 2024.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	1.7%
+100	1.0%
-100	(1.6)%
-200	(3.2)%

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

During the second quarters of 2020, 2023 and 2024, the Company entered into certain interest rate swap agreements as part of its interest rate risk management strategy. The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements. During 2024 and 2023, such derivatives were used to hedge the variable cost associated with existing variable rate liabilities. Refer to Note 6 of the Consolidated Financial Statements for more information on the effects of the derivative financial instruments on the consolidated financial statements.

To meet the financing needs of its customers, the Company issues financial instruments which represent conditional obligations that are not recognized, wholly or in part, in the statements of financial condition. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments expose the Company to varying degrees of credit and interest rate risk in much the same way as funded loans. The same credit policies are used in these commitments as for on-balance sheet instruments. At both June 30, 2024 and December 31, 2023, the Company's allowance for credit losses on unfunded commitments totaled $2.5 million.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of the periods indicated.

	Contract Amount
(dollars in thousands)	June 30, 2024	December 31, 2023
Standby letters of credit	$7,132	$7,289
Available portion of lines of credit	372,204	368,398
Undisbursed portion of loans in process	192,107	221,997
Commitments to originate loans	193,826	127,076

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
RESULTS OF OPERATIONS
Net income for the second quarter of 2024 was $8.1 million, down $1.7 million compared to the second quarter of 2023. Diluted EPS for the second quarter of 2024 was $1.02, down $0.19 compared to the second quarter of 2023.

Net income for the six months ended June 30, 2024 was $17.3 million, down $3.8 million, compared to the six months ended June 30, 2023. Diluted EPS for the six months ended June 30, 2024 was $2.16, down $0.44 compared to the six months ended June 30, 2023.

During the three and six months ended June 30, 2024, the Company provisioned $1.3 million and $1.4 million, respectively, to the allowance for loan losses primarily due to loan growth and net charge-offs. During the three and six months ended June 30, 2023, the Company provisioned $511,000 and $1.3 million, respectively, to the allowance for loan losses primarily due to loan growth.

Net Interest Income
Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 2.77% and 3.31% for the quarters ended June 30, 2024 and 2023, respectively, and 2.79% and 3.51% for the six months ended June 30, 2024 and 2023, respectively.

Net interest income totaled $29.4 million for the second quarter of 2024, down $913,000, or 3.0%, compared to the second quarter of 2023. For the six months ended June 30, 2024, net interest income totaled $58.3 million, down $3.6 million, or 5.8%, compared to the six months ended June 30, 2023.

The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 3.66% and 3.94% for the quarters ended June 30, 2024 and 2023, respectively. For the same periods, the average loan yield was 6.28% and 5.82%, respectively. The net interest margin for the six months ended June 30, 2024 and 2023 was 3.65% and 4.06%, respectively. For the same periods, the average loan yield was 6.23% and 5.74%, respectively.

Acquired loan discount accretion included in interest income totaled $490,000 and $647,000 for the quarters ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, acquired loan discount accretion included in interest income totaled $1.0 million and $1.3 million, respectively.

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

	Three Months Ended June 30,
	2024			2023
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$2,652,331	$41,999	6.28%	$2,491,029	$36,530	5.82%
Investment securities
Taxable	447,215	2,667	2.38	490,076	2,911	2.38
Tax-exempt (TE)	16,285	73	2.28	16,974	75	2.23
Total investment securities	463,500	2,740	2.38	507,050	2,986	2.37
Other interest-earning assets	51,355	719	5.64	52,256	555	4.26
Total interest-earning assets (TE)	3,167,186	$45,458	5.70	3,050,335	$40,071	5.22
Noninterest-earning assets	200,021			199,855
Total assets	$3,367,207			$3,250,190
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,260,491	$5,108	1.63%	$1,300,245	$3,023	0.93%
Certificates of deposit	704,690	8,026	4.58	407,038	2,524	2.49
Total interest-bearing deposits	1,965,181	13,134	2.69	1,707,283	5,547	1.30
Other borrowings	140,610	1,656	4.74	5,651	55	3.88
Subordinated debt	54,322	844	6.22	54,098	850	6.29
Short-term FHLB advances	7,960	110	5.45	229,794	2,973	5.12
Long term FHLB advances	38,539	321	3.33	42,989	340	3.16
Total interest-bearing liabilities	2,206,612	$16,065	2.93	2,039,815	$9,765	1.91
Noninterest-bearing liabilities	787,456			861,961
Total liabilities	2,994,068			2,901,776
Shareholders’ equity	373,139			348,414
Total liabilities and shareholders' equity	$3,367,207			$3,250,190
Net interest-earning assets	$960,574			$1,010,520
Net interest spread (TE)		$29,393	2.77%		$30,306	3.31%
Net interest margin (TE)			3.66%			3.94%
(1)Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process.

	Six Months Ended June 30,
	2024			2023
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$2,627,636	$82,566	6.23%	$2,464,547	$71,028	5.74%
Investment securities
Taxable	451,730	5,382	2.38	498,965	5,909	2.37
Tax-exempt (TE)	16,309	146	2.27	22,080	219	2.51
Total investment securities	468,039	5,528	2.38	521,045	6,128	2.37
Other interest-earning assets	54,229	1,490	5.53	52,853	1,030	3.93
Total interest-earning assets (TE)	3,149,904	$89,584	5.65	3,038,445	$78,186	5.14
Noninterest-earning assets	200,641			196,662
Total assets	$3,350,545			$3,235,107
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,264,892	$9,908	1.58%	$1,324,580	$5,071	0.77%
Certificates of deposit	686,522	15,358	4.50	378,518	3,716	1.98
Total interest-bearing deposits	1,951,414	25,266	2.60	1,703,098	8,787	1.04
Other borrowings	133,294	3,142	4.74	5,596	108	3.88
Subordinated debt	54,295	1,689	6.22	54,070	1,701	6.29
Short-term FHLB advances	19,896	546	5.43	210,869	5,232	4.93
Long term FHLB advances	39,205	647	3.30	33,420	457	2.74
Total interest-bearing liabilities	2,198,104	$31,290	2.86	2,007,053	$16,285	1.63
Noninterest-bearing liabilities	780,491			884,167
Total liabilities	2,978,595			2,891,220
Shareholders’ equity	371,950			343,887
Total liabilities and shareholders' equity	$3,350,545			$3,235,107
Net interest-earning assets	$951,800			$1,031,392
Net interest spread (TE)		$58,294	2.79%		$61,901	3.51%
Net interest margin (TE)			3.65%			4.06%
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2024 Compared to 2023			2024 Compared to 2023
	Change Attributable To			Change Attributable To
(dollars in thousands)	Rate	Volume	Increase/ (Decrease)	Rate	Volume	Increase/ (Decrease)
Interest income:
Loans receivable	$3,002	$2,467	$5,469	$6,084	$5,454	$11,538
Investment securities	13	(259)	(246)	(140)	(460)	(600)
Other interest-earning assets	176	(12)	164	329	131	460
Total interest income	3,191	2,196	5,387	6,273	5,125	11,398
Interest expense:
Savings, checking and money market accounts	1,968	117	2,085	3,619	1,218	4,837
Certificates of deposit	2,891	2,611	5,502	6,250	5,392	11,642
Other borrowings	154	1,447	1,601	905	2,129	3,034
Subordinated debt	(10)	4	(6)	(13)	1	(12)
FHLB advances	101	(2,983)	(2,882)	(936)	(3,560)	(4,496)
Total interest expense	5,104	1,196	6,300	9,825	5,180	15,005
Increase in net interest income	$(1,913)	$1,000	$(913)	$(3,552)	$(55)	$(3,607)

Noninterest Income

Noninterest income for the second quarter of 2024 totaled $3.8 million, up $307,000, or 8.9%, from $3.4 million earned for the same period in 2023.

Noninterest income for the six months ended June 30, 2024 totaled $7.3 million, up $545,000, or 8.1%, from $6.8 million earned for the same period in 2023.

Gains on the sale of loans for the second quarter of 2024 were up $100,000, or 384.6%, from the comparable period in 2023. For the six months ended June 30, 2024, gains on the sale of loans were up $130,000, or 156.6%, from the comparable period in 2023 due to an increase in mortgage loan sales.

There were no gains or losses related to the sale of investment securities for the three and six months ended June 30, 2024 or for the three months ended June 30, 2023. The Company recorded a net loss of $249,000 related to the sale of investment securities for the six months ended June 30, 2023.

Other income for the second quarter of 2024 was up $150,000, or 68.2%, from the comparable period in 2023. For the six months ended June 30, 2024, other income was up $281,000, or 62.4%, from the comparable period in 2023, primarily due to the increase in derivative fee income during 2024.

Income from bank card fees for the three and six months ended June 30, 2024 was up $36,000, or 2.1% and down $176,000, or 5.0%, respectively from the comparable period in 2023 primarily due to variations in transaction volumes by our cardholders.

Noninterest Expense

Noninterest expense for the second quarter of 2024 totaled $21.8 million, up $849,000, or 4.1%, from the second quarter of 2023. Noninterest expense increased over the comparable quarters primarily due to increases in data processing and communication (up $423,000, primarily due to increases in cost of maintenance contracts), compensation and benefits (up $187,000, primarily due to increases in salaries and bonuses), other noninterest expense (up $187,000), occupancy expenses (up $156,000, primarily due to an additional lease for our new Pasadena office in Houston), professional services (up $122,000) and regulatory fees (up $108,000), which were partially offset by the reversal of provision for credit losses on unfunded commitments (down $285,000).

Noninterest expense for the six months ended June 30, 2024 totaled $42.7 million, up $1.8 million, or 4.3%, from the same period in 2023. The increase in noninterest expense for the six months ended June 30, 2024 related primarily to the absence of a recovery of a previous loss on a foreclosed asset in the first quarter of 2023 in the amount of $739,000, increases in data processing and communication expense (up $616,000, primarily due to increases in cost of maintenance contracts), other noninterest expense (up $421,000), professional services (up $233,000) and marketing and advertising expense (up $202,000), which were partially offset by a decrease in amortization of acquisition intangibles (down $153,000) and the reversal of provision for credit losses on unfunded commitments (down $495,000).

Income Taxes

Income tax expense for the three and six months ended June 30, 2024 totaled $2.0 million and $4.2 million, respectively, compared to $2.5 million and $5.3 million for the three and six months ended June 30, 2023, respectively. Income tax expense decreased over the prior comparable quarter primarily due to decreased taxable earnings. The Company's effective tax rates for the second quarters of 2024 and 2023 were 19.5% and 20.4%, respectively. For the six months ended June 30, 2024 and 2023, the Company's effective tax rates were 19.5% and 20.2%, respectively.
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
Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2023, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at June 30, 2024 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Not applicable.

Item 1A.	Risk Factors.
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds.
(a)    Not applicable.
(b)    Not applicable.
(c)    The Company’s purchases of its common stock made during the quarter ended June 30, 2024 consisted of stock repurchases under the Company’s approved plans and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
April 1 – April 30, 2024	7,682	$36.52	7,682	407,461
May 1 – May 31, 2024	7,051	36.47	7,051	400,410
June 1 – June 30, 2024	62,125	37.12	62,125	338,285
Total	76,858	$37.00	76,858	338,285
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
(a)    Not applicable.
(b)    Not applicable.
(c)    During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

HOME BANCORP, INC.

August 2, 2024	By:	/s/ John W. Bordelon
John W. Bordelon
Chairman of the Board, President and Chief Executive Officer

August 2, 2024	By:	/s/ David T. Kirkley
David T. Kirkley
Senior Executive Vice President and Chief Financial Officer

August 2, 2024	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank, N. A. Senior Vice President and Director of Financial Management