Form 10-Q
period 2024-09-30
HOME BANCORP, INC.
filed 2024-11-01
CIK 1436425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 30, 2024, the registrant had 8,076,080 shares of common stock, $0.01 par value, outstanding.

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

ACL	–	Allowance for credit losses
ALL	–	Allowance for loan losses
AOCI	–	Accumulated other comprehensive income
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
Bank	–	Home Bank, N. A., a wholly-owned subsidiary of the Company
BOLI	–	Bank-owned life insurance
bps	–	basis points, 100 basis points being equal to 1.0%
BTFP	–	Bank Term Funding Program
C&D	–	Construction and land
C&I	–	Commercial and industrial
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act
CECL	–	Current expected credit losses
Company	–	Home Bancorp, Inc., a Louisiana corporation and the holding company for Home Bank, N. A.
COVID-19	–	The novel coronavirus
CRE	–	Commercial real estate
EPS	–	Earnings per common share
FASB	–	Financial Accounting Standards Board
FHLB	–	Federal Home Loan Bank
GAAP	–	Generally Accepted Accounting Principles
LTV	–	Loan-to-value
NPA(s)	–	Nonperforming asset(s)
OCI	–	Other comprehensive income
ORE	–	Other real estate
PCD	–	Purchased credit deteriorated
PPP	–	Paycheck Protection Program
SBA	–	U.S. Small Business Association
SEC	–	U.S. Securities and Exchange Commission
TE	–	Taxable equivalent
U.S.	–	United States

ii

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)	(Audited)
(dollars in thousands)	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$135,877	$75,831
Interest-bearing deposits in banks	—	99
Investment securities available for sale, at fair value	420,723	433,926
Investment securities held to maturity (fair values of $1,066 and $1,066, respectively)	1,065	1,065
Mortgage loans held for sale	242	361
Loans, net of unearned income	2,668,286	2,581,638
Allowance for loan losses	(32,278)	(31,537)
Total loans, net of unearned income and allowance for loan losses	2,636,008	2,550,101
Office properties and equipment, net	42,659	41,980
Cash surrender value of bank-owned life insurance	48,139	47,321
Goodwill and core deposit intangibles	85,361	86,372
Accrued interest receivable and other assets	71,916	83,066
Total Assets	$3,441,990	$3,320,122
Liabilities
Deposits:
Noninterest-bearing	$740,854	$744,424
Interest-bearing	2,036,633	1,926,200
Total Deposits	2,777,487	2,670,624
Other borrowings	140,539	5,539
Subordinated debt, net of issuance cost	54,402	54,241
Short-term Federal Home Loan Bank advances	—	150,000
Long-term Federal Home Loan Bank advances	38,410	42,713
Accrued interest payable and other liabilities	37,699	29,561
Total Liabilities	3,048,537	2,952,678
Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,070,539 and 8,158,281 shares issued and outstanding, respectively	81	81
Additional paid-in capital	166,743	165,823
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(1,428)	(1,696)
Recognition and Retention Plan (RRP)	—	(1)
Retained earnings	251,692	234,619
Accumulated other comprehensive loss	(23,635)	(31,382)
Total Shareholders’ Equity	393,453	367,444
Total Liabilities and Shareholders’ Equity	$3,441,990	$3,320,122
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Interest Income
Loans, including fees	$43,711	$38,490	$126,277	$109,518
Investment securities:
Taxable interest	2,604	2,863	7,986	8,772
Tax-exempt interest	73	76	219	295
Other investments and deposits	991	649	2,481	1,679
Total interest income	47,379	42,078	136,963	120,264
Interest Expense
Deposits	13,908	8,181	39,174	16,968
Other borrowings	1,673	53	4,815	161
Subordinated debt expense	844	845	2,533	2,546
Short-term Federal Home Loan Bank advances	252	3,150	798	8,382
Long-term Federal Home Loan Bank advances	320	340	967	797
Total interest expense	16,997	12,569	48,287	28,854
Net interest income	30,382	29,509	88,676	91,410
Provision for loan losses	140	351	1,542	1,676
Net interest income after provision for loan losses	30,242	29,158	87,134	89,734
Noninterest Income
Service fees and charges	1,291	1,277	3,784	3,757
Bank card fees	1,613	1,903	4,939	5,405
Gain on sale of loans, net	195	687	408	770
Income from bank-owned life insurance	281	265	818	778
Loss on sale of securities, net	—	—	—	(249)
Loss on sale of assets, net	(10)	—	(6)	(20)
Other income	322	267	1,053	717
Total noninterest income	3,692	4,399	10,996	11,158
Noninterest Expense
Compensation and benefits	13,058	12,492	38,016	37,532
Occupancy	2,732	2,410	7,789	7,207
Marketing and advertising	382	638	1,333	1,387
Data processing and communication	2,646	2,496	7,715	6,949
Professional services	450	402	1,506	1,225
Forms, printing and supplies	188	195	580	586
Franchise and shares tax	488	542	1,463	1,624
Regulatory fees	493	511	1,471	1,451
Foreclosed assets and ORE, net	62	99	216	(590)
Amortization of acquisition intangible	328	389	1,011	1,224
(Reversal) provision for credit losses on unfunded commitments	—	—	(134)	361
Other expenses	1,431	1,164	3,968	3,281
Total noninterest expense	22,258	21,338	64,934	62,237
Income before income tax expense	11,676	12,219	33,196	38,655
Income tax expense	2,239	2,465	6,442	7,800
Net Income	$9,437	$9,754	$26,754	$30,855
Earnings per share:
Basic	$1.19	$1.22	$3.36	$3.84
Diluted	$1.18	$1.22	$3.34	$3.82
Cash dividends declared per common share	$0.25	$0.25	$0.75	$0.75
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Net Income	$9,437	$9,754	$26,754	$30,855
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available for sale investment securities	14,343	(10,218)	11,218	(8,894)
Unrealized (losses) gains on cash flow hedges	(1,606)	183	(1,412)	476
Reclassification adjustment for losses included in net income	—	—	—	249
Tax effect	(2,675)	2,108	(2,059)	1,716
Other comprehensive income (loss), net of taxes	10,062	(7,927)	7,747	(6,453)
Comprehensive Income	$19,499	$1,827	$34,501	$24,402
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2023	$82	$164,945	$(1,875)	$(3)	$220,801	$(37,833)	$346,117
Net income					9,754		9,754
Other comprehensive loss						(7,927)	(7,927)
Purchase of Company’s common stock at cost, 37,805 shares	(1)	(378)			(856)		(1,235)
Cash dividends declared, $0.25 per share					(2,049)		(2,049)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 2,801 shares	—	71			(1)		70
Exercise of stock options	—	17					17
RRP shares released for allocation		(1)		1			—
ESOP shares released for allocation		264	90				354
Share-based compensation cost		231					231
Balance, September 30, 2023	$81	$165,149	$(1,785)	$(2)	$227,649	$(45,760)	$345,332
Balance, June 30, 2024	$81	$165,918	$(1,518)	$—	$245,046	$(33,697)	$375,830
Net income					9,437		9,437
Other comprehensive income						10,062	10,062
Purchase of Company’s common stock at cost, 24,473 shares	—	(245)			(772)		(1,017)
Cash dividends declared, $0.25 per share					(2,018)		(2,018)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 13,168 shares	—	411			(1)		410
Exercise of stock options	—	18					18
ESOP shares released for allocation		327	90				417
Share-based compensation cost		314					314
Balance, September 30, 2024	$81	$166,743	$(1,428)	$—	$251,692	$(23,635)	$393,453
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - CONTINUED
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2022	$83	$164,942	$(2,053)	$(7)	$206,296	$(39,307)	$329,954
Cumulative effect of change in accounting principle due the adoption of ASC Topic 326, net of tax					—		—
Net income					30,855		30,855
Other comprehensive loss						(6,453)	(6,453)
Purchase of Company’s common stock at cost, 147,738 shares	(2)	(1,476)			(3,240)		(4,718)
Cash dividends declared, $0.75 per share					(6,185)		(6,185)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 20,259 shares		98			(77)		21
Exercise of stock options	—	102					102
RRP shares released for allocation		(5)		5			—
ESOP shares released for allocation		821	268				1,089
Share-based compensation cost		667					667
Balance, September 30, 2023	$81	$165,149	$(1,785)	$(2)	$227,649	$(45,760)	$345,332
Balance, December 31, 2023	$81	$165,823	$(1,696)	$(1)	$234,619	$(31,382)	$367,444
Net income					26,754		26,754
Other comprehensive income						7,747	7,747
Purchase of Company’s common stock at cost, 122,634 shares	—	(1,226)			(3,460)		(4,686)
Cash dividends declared, $0.75 per share					(6,090)		(6,090)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 34,392 shares		400			(131)		269
Exercise of stock options	—	18					18
RRP shares released for allocation		(1)		1			—
ESOP shares released for allocation		909	268				1,177
Share-based compensation cost		820					820
Balance, September 30, 2024	$81	$166,743	$(1,428)	$—	$251,692	$(23,635)	$393,453

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$26,754	$30,855
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,542	1,676
Depreciation	2,674	2,659
Amortization and accretion of purchase accounting valuations and intangibles	2,340	2,807
Federal Home Loan Bank stock dividends	(422)	(391)
Net amortization of discount on investments	222	292
Amortization of subordinated debt issuance cost	161	174
Loss on sale of securities, net	—	249
Gain on loans sold, net	(408)	(770)
Proceeds, including principal payments, from loans held for sale	37,839	12,510
Originations of loans held for sale	(37,426)	(12,749)
Loss on sale of assets, net	6	20
Non-cash compensation	1,997	1,756
Deferred income tax expense	72	31
Decrease (increase) in accrued interest receivable and other assets	1,633	(9,641)
Increase in cash surrender value of bank-owned life insurance	(818)	(778)
Increase in accrued interest payable and other liabilities	6,733	2,469
Net cash provided by operating activities	42,899	31,169
Cash flows from investing activities:
Purchases of securities available for sale	(4,936)	—
Proceeds from maturities, prepayments and calls on securities available for sale	29,135	36,561
Proceeds from sales of securities available for sale	—	13,762
Increase in loans, net	(89,236)	(139,803)
Decrease in interest-bearing deposits in banks	99	250
Proceeds from sale of foreclosed assets	1,879	426
Purchases of office properties and equipment	(3,511)	(1,525)
Proceeds from sale of office properties and equipment	153	4
Purchase of Federal Home Loan Bank stock	(973)	(5,215)
Proceeds from redemption of Federal Home Loan Bank stock	7,335	—
Net cash used in investing activities	(60,055)	(95,540)
Cash flows from financing activities:
Increase (decrease) in deposits, net	106,994	(35,340)
Borrowings on Federal Home Loan Bank advances	795,830	15,695,975
Repayments of Federal Home Loan Bank advances	(950,133)	(15,588,365)
Proceeds from other borrowings	135,000	—
Proceeds from exercise of stock options	18	102
Issuance of stock under incentive plans, net	269	21
Dividends paid to shareholders	(6,090)	(6,185)
Purchase of Company’s common stock	(4,686)	(4,718)
Net cash provided by financing activities	77,202	61,490
Net change in cash and cash equivalents	60,046	(2,881)
Cash and cash equivalents, beginning	75,831	87,401
Cash and cash equivalents, ending	$135,877	$84,520
Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$46,202	$26,344
Income taxes paid	6,516	11,105
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. Certain reclassifications have been made to prior period balances to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2023.

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
3. Investment Securities
The following tables summarize the Company’s available for sale and held to maturity investment securities at September 30, 2024 and December 31, 2023.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2024
Available for sale:
U.S. agency mortgage-backed	$296,894	$201	$23,514	$273,581
Collateralized mortgage obligations	77,351	1	1,914	75,438
Municipal bonds	53,568	3	5,801	47,770
U.S. government agency	18,139	—	649	17,490
Corporate bonds	6,984	—	540	6,444
Total available for sale	$452,936	$205	$32,418	$420,723
Held to maturity:
Municipal bonds	$1,065	$1	$—	$1,066
Total held to maturity	$1,065	$1	$—	$1,066

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Available for sale:
U.S. agency mortgage-backed	$314,569	$91	$30,807	$283,853
Collateralized mortgage obligations	82,764	1	3,503	79,262
Municipal bonds	53,891	4	7,221	46,674
U.S. government agency	19,151	—	1,102	18,049
Corporate bonds	6,982	—	894	6,088
Total available for sale	$477,357	$96	$43,527	$433,926
Held to maturity:
Municipal bonds	$1,065	$1	$—	$1,066
Total held to maturity	$1,065	$1	$—	$1,066

The estimated fair value and amortized cost by contractual maturity of the Company’s investment securities as of September 30, 2024 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities. The Company’s investment securities portfolio had an effective duration of 3.7 years and 4.2 years at September 30, 2024 and December 31, 2023, respectively.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Available for sale:
U.S. agency mortgage-backed	$3,928	$83,010	$65,863	$120,780	$273,581
Collateralized mortgage obligations	2,813	55,920	459	16,246	75,438
Municipal bonds	—	5,763	30,647	11,360	47,770
U.S. government agency	4,988	104	12,351	47	17,490
Corporate bonds	—	—	6,444	—	6,444
Total available for sale	$11,729	$144,797	$115,764	$148,433	$420,723
Held to maturity:
Municipal bonds	$—	$1,066	$—	$—	$1,066
Total held to maturity	$—	$1,066	$—	$—	$1,066

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Available for sale:
U.S. agency mortgage-backed	$3,980	$88,274	$68,632	$136,008	$296,894
Collateralized mortgage obligations	2,851	57,192	474	16,834	77,351
Municipal bonds	—	6,011	34,698	12,859	53,568
U.S. government agency	5,000	105	12,987	47	18,139
Corporate bonds	—	—	6,984	—	6,984
Total available for sale	$11,831	$151,582	$123,775	$165,748	$452,936
Held to maturity:
Municipal bonds	$—	$1,065	$—	$—	$1,065
Total held to maturity	$—	$1,065	$—	$—	$1,065

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

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
September 30, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$4,897	$41	$257,112	$23,473	$262,009	$23,514
Collateralized mortgage obligations	—	—	75,376	1,914	75,376	1,914
Municipal bonds	797	1	45,817	5,800	46,614	5,801
U.S. government agency	—	—	17,490	649	17,490	649
Corporate bonds	—	—	6,444	540	6,444	540
Total available for sale	$5,694	$42	$402,239	$32,376	$407,933	$32,418
Held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Total held to maturity	$—	$—	$—	$—	$—	$—

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$4,033	$10	$273,128	$30,797	$277,161	$30,807
Collateralized mortgage obligations	—	—	79,253	3,503	79,253	3,503
Municipal bonds	519	3	44,195	7,218	44,714	7,221
U.S. government agency	3,760	117	14,289	985	18,049	1,102
Corporate bonds	—	—	6,088	894	6,088	894
Total available for sale	$8,312	$130	$416,953	$43,397	$425,265	$43,527
Held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Total held to maturity	$—	$—	$—	$—	$—	$—

At September 30, 2024, 241 of the Company’s debt securities had unrealized losses totaling 7.4% of the individual securities’ amortized cost basis and 7.1% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 237 of the 241 securities had been in a continuous loss position for over 12 months. Management has determined that the declines in the fair value of these securities were not attributable to credit losses. As a result, no ACL was recorded for available for sale investment securities at September 30, 2024.

At September 30, 2024, it was determined that no ACL was required for the Company's held-to-maturity investment securities. The Company monitors credit quality of debt securities held-to-maturity through the use of credit ratings. The following tables present the amortized cost of the Company's held-to-maturity securities by credit quality rating at September 30, 2024 and December 31, 2023.

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
September 30, 2024
Held to maturity:
Municipal bonds	$1,065	$—	$1,065

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
December 31, 2023
Held to maturity:
Municipal bonds	$1,065	$—	$1,065

For the three and nine months ended September 30, 2024, there were no gross gains or losses related to the sale of investment securities. For the three and nine months ended September 30, 2023, the Company recorded gross gains of $0 and $98,000, respectively, and gross losses of $0 and $347,000, respectively, related to the sale of investment securities.

Accrued interest receivable on the Company's investment securities was $1,242,000 and $1,563,000 at September 30, 2024 and December 31, 2023, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

At September 30, 2024 and December 31, 2023, the Company had $141,965,000 and $127,172,000, respectively, of securities pledged to secure public deposits. In addition, at September 30, 2024, the Company had $135,000,000 of securities pledged to BTFP borrowings. There were no securities pledged to BTFP borrowings at December 31, 2023,
4. Earnings Per Share
Earnings per common share was computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income available to common shareholders	$9,437	$9,754	$26,754	$30,855
Denominator:
Weighted average common shares outstanding	7,922	8,006	7,959	8,045
Effect of dilutive securities:
Restricted stock	23	14	27	17
Stock options	22	19	22	22
Weighted average common shares outstanding – assuming dilution	7,967	8,039	8,008	8,084
Basic earnings per common share	$1.19	$1.22	$3.36	$3.84
Diluted earnings per common share	$1.18	$1.22	$3.34	$3.82

Options for 78,584 and 131,180 shares of common stock were not included in the computation of diluted EPS for the three months ended September 30, 2024 and 2023, respectively, because the effect of those shares was anti-dilutive. For the nine months ended September 30, 2024 and 2023, options on 67,235 and 102,493, respectively, shares of common stock were not included in the computation of diluted EPS because the effect of these shares was anti-dilutive.

5. Credit Quality and Allowance for Credit Losses

The Company’s loans, net of unearned income, consisted of the following as of the dates indicated.

(dollars in thousands)	September 30, 2024	December 31, 2023
Real estate loans:
One- to four-family first mortgage	$502,784	$433,401
Home equity loans and lines	80,935	68,977
Commercial real estate	1,143,152	1,192,691
Construction and land	329,787	340,724
Multi-family residential	169,443	107,263
Total real estate loans	2,226,101	2,143,056
Other loans:
Commercial and industrial	412,753	405,659
Consumer	29,432	32,923
Total other loans	442,185	438,582
Total loans	$2,668,286	$2,581,638

The net discount on the Company’s acquired loans was $2,885,000 and $4,340,000 at September 30, 2024 and December 31, 2023, respectively. In addition, loan balances as of September 30, 2024 and December 31, 2023 are reported net of unearned income of $5,141,000 and $5,321,000, respectively.

Accrued interest receivable on the Company's loans was $12,453,000 and $11,986,000 at September 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of the ACL. Those amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

Allowance for Credit Losses
The ACL, which includes the ALL and the ACL on unfunded lending commitments, and recorded investment in loans as of the dates indicated are as follows.

	September 30, 2024
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$4,402	$—	$4,402
Home equity loans and lines	785	—	785
Commercial real estate	13,271	200	13,471
Construction and land	5,167	—	5,167
Multi-family residential	1,079	—	1,079
Commercial and industrial	6,635	42	6,677
Consumer	697	—	697
Total allowance for loan losses	$32,036	$242	$32,278

Unfunded lending commitments(1)	$2,460	$—	$2,460
Total allowance for credit losses	$34,496	$242	$34,738

	September 30, 2024
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$502,784	$—	$502,784
Home equity loans and lines	80,935	—	80,935
Commercial real estate	1,138,815	4,337	1,143,152
Construction and land	329,787	—	329,787
Multi-family residential	169,443	—	169,443
Commercial and industrial	412,701	52	412,753
Consumer	29,432	—	29,432
Total loans	$2,663,897	$4,389	$2,668,286

	December 31, 2023
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$3,255	$—	$3,255
Home equity loans and lines	688	—	688
Commercial real estate	14,604	201	14,805
Construction and land	5,292	123	5,415
Multi-family residential	474	—	474
Commercial and industrial	6,071	95	6,166
Consumer	734	—	734
Total allowance for loan losses	$31,118	$419	$31,537

Unfunded lending commitments(1)	$2,594	$—	$2,594
Total allowance for credit losses	$33,712	$419	$34,131

	December 31, 2023
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$433,401	$—	$433,401
Home equity loans and lines	68,977	—	68,977
Commercial real estate	1,188,734	3,957	1,192,691
Construction and land	340,577	147	340,724
Multi-family residential	107,263	—	107,263
Commercial and industrial	405,547	112	405,659
Consumer	32,923	—	32,923
Total loans	$2,577,422	$4,216	$2,581,638
(1)The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.
(2)One PCD loan was individually evaluated at September 30, 2024 and December 31, 2023, respectively.

A summary of activity in the ACL for the nine months ended September 30, 2024 and September 30, 2023 follows.

	Nine Months Ended September 30, 2024
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$3,255	$—	$4	$1,143	$4,402
Home equity loans and lines	688	—	35	62	785
Commercial real estate	14,805	—	—	(1,334)	13,471
Construction and land	5,415	(123)	—	(125)	5,167
Multi-family residential	474	—	12	593	1,079
Commercial and industrial	6,166	(719)	151	1,079	6,677
Consumer	734	(188)	27	124	697
Total allowance for loan losses	$31,537	$(1,030)	$229	$1,542	$32,278

Unfunded lending commitments	$2,594	$—	$—	$(134)	$2,460
Total allowance for credit losses	$34,131	$(1,030)	$229	$1,408	$34,738

	Nine Months Ended September 30, 2023
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$2,883	$—	$43	$394	$3,320
Home equity loans and lines	624	—	5	113	742
Commercial real estate	13,814	—	55	546	14,415
Construction and land	4,680	—	—	443	5,123
Multi-family residential	572	—	—	(49)	523
Commercial and industrial	6,024	(86)	165	163	6,266
Consumer	702	(62)	28	66	734
Total allowance for loan losses	$29,299	$(148)	$296	$1,676	$31,123

Unfunded lending commitments	$2,093	$—	$—	$361	$2,454
Total allowance for credit losses	$31,392	$(148)	$296	$2,037	$33,577

Credit Quality
The following tables present the Company’s loan portfolio by credit quality classification and origination year as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Term Loans by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$49,873	$95,784	$111,876	$79,276	$32,353	$99,400	$24,832	$786	$494,180
Special Mention	—	147	493	186	—	33	—	—	859
Substandard	59	1,040	3,067	657	318	2,604	—	—	7,745
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$49,932	$96,971	$115,436	$80,119	$32,671	$102,037	$24,832	$786	$502,784
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity loans and lines:
Pass	$1,368	$1,257	$2,543	$1,450	$642	$3,780	$69,412	$277	$80,729
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	67	—	—	110	29	—	206
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,368	$1,257	$2,610	$1,450	$642	$3,890	$69,441	$277	$80,935
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$102,717	$129,040	$298,076	$222,855	$160,668	$184,390	$23,614	$3,971	$1,125,331
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,754	2,053	2,804	11,210	—	—	17,821
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$102,717	$129,040	$299,830	$224,908	$163,472	$195,600	$23,614	$3,971	$1,143,152
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land:
Pass	$92,915	$131,773	$75,708	$6,980	$6,663	$3,193	$6,247	$272	$323,751
Special Mention	—	—	162	—	145	1	—	—	308
Substandard	—	—	1,844	253	4	25	—	3,602	5,728
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$92,915	$131,773	$77,714	$7,233	$6,812	$3,219	$6,247	$3,874	$329,787
Current period gross charge-offs	$—	$—	$123	$—	$—	$—	$—	$—	$123

	September 30, 2024
	Term Loans by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Multi-family residential:
Pass	$27,342	$24,655	$45,458	$22,574	$14,675	$31,022	$1,433	$1,354	$168,513
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	930	—	930
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$27,342	$24,655	$45,458	$22,574	$14,675	$31,022	$2,363	$1,354	$169,443
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Pass	$63,440	$65,063	$65,955	$20,059	$6,946	$4,996	$180,739	$2,190	$409,388
Special Mention	705	—	143	—	264	136	—	—	1,248
Substandard	1,344	32	88	345	48	35	211	14	2,117
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$65,489	$65,095	$66,186	$20,404	$7,258	$5,167	$180,950	$2,204	$412,753
Current period gross charge-offs	$—	$17	$317	$53	$—	$3	$329	$—	$719
Consumer:
Pass	$4,671	$3,650	$2,106	$421	$649	$9,496	$8,304	$5	$29,302
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	5	6	—	119	—	—	130
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$4,671	$3,650	$2,111	$427	$649	$9,615	$8,304	$5	$29,432
Current period gross charge-offs	$7	$32	$21	$—	$10	$8	$110	$—	$188
Total loans:
Pass	$342,326	$451,222	$601,722	$353,615	$222,596	$336,277	$314,581	$8,855	$2,631,194
Special Mention	705	147	798	186	409	170	—	—	2,415
Substandard	1,403	1,072	6,825	3,314	3,174	14,103	1,170	3,616	34,677
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$344,434	$452,441	$609,345	$357,115	$226,179	$350,550	$315,751	$12,471	$2,668,286
Current period gross charge-offs	$7	$49	$461	$53	$10	$11	$439	$—	$1,030

	December 31, 2023
	Term Loans by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$94,465	$106,417	$72,594	$33,588	$27,677	$91,706	$3,059	$458	$429,964
Special Mention	149	497	188	—	—	34	—	—	868
Substandard	—	165	117	306	60	1,921	—	—	2,569
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$94,614	$107,079	$72,899	$33,894	$27,737	$93,661	$3,059	$458	$433,401
Current period gross charge-offs	$—	$—	$—	$—	$—	$12	$—	$—	$12
Home equity loans and lines:
Pass	$1,864	$1,652	$1,231	$760	$1,117	$3,138	$57,768	$1,240	$68,770
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	150	29	28	207
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,864	$1,652	$1,231	$760	$1,117	$3,288	$57,797	$1,268	$68,977
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$161,755	$292,494	$252,109	$184,935	$137,154	$104,533	$44,225	$855	$1,178,060
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	16	1,441	2,652	5,490	5,032	—	—	14,631
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$161,755	$292,510	$253,550	$187,587	$142,644	$109,565	$44,225	$855	$1,192,691
Current period gross charge-offs	$—	$—	$—	$—	$—	$29	$—	$—	$29
Construction and land:
Pass	$121,389	$150,667	$33,247	$6,641	$7,672	$4,567	$5,439	$—	$329,622
Special Mention	929	164	4,635	146	—	—	—	—	5,874
Substandard	—	609	528	—	—	44	4,047	—	5,228
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$122,318	$151,440	$38,410	$6,787	$7,672	$4,611	$9,486	$—	$340,724
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential:
Pass	$14,907	$37,228	$11,843	$21,558	$12,548	$3,213	$2,463	$—	$103,760
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,503	—	—	3,503

	December 31, 2023
	Term Loans by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$14,907	$37,228	$11,843	$21,558	$12,548	$6,716	$2,463	$—	$107,263
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Pass	$73,674	$79,886	$30,412	$10,674	$4,954	$3,386	$191,946	$7,800	$402,732
Special Mention	—	784	—	264	—	138	—	—	1,186
Substandard	1,389	38	54	7	2	100	129	22	1,741
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$75,063	$80,708	$30,466	$10,945	$4,956	$3,624	$192,075	$7,822	$405,659
Current period gross charge-offs	$—	$—	$—	$124	$7	$—	$124	$—	$255
Consumer:
Pass	$5,941	$5,734	$872	$887	$359	$10,698	$8,068	$75	$32,634
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	13	7	—	7	262	—	—	289
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$5,941	$5,747	$879	$887	$366	$10,960	$8,068	$75	$32,923
Current period gross charge-offs	$3	$34	$3	$6	$—	$4	$125	$—	$175
Total loans:
Pass	$473,995	$674,078	$402,308	$259,043	$191,481	$221,241	$312,968	$10,428	$2,545,542
Special Mention	1,078	1,445	4,823	410	—	172	—	—	7,928
Substandard	1,389	841	2,147	2,965	5,559	11,012	4,205	50	28,168
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$476,462	$676,364	$409,278	$262,418	$197,040	$232,425	$317,173	$10,478	$2,581,638
Current period gross charge-offs	$3	$34	$3	$130	$7	$45	$249	$—	$471

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
Age analysis of past due loans as of the dates indicated are as follows.

	September 30, 2024
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$2,986	$1,164	$6,220	$10,370	$492,414	$502,784
Home equity loans and lines	297	—	51	348	80,587	80,935
Commercial real estate	9,965	—	1,116	11,081	1,132,071	1,143,152
Construction and land	666	—	2,083	2,749	327,038	329,787
Multi-family residential	—	—	—	—	169,443	169,443
Total real estate loans	13,914	1,164	9,470	24,548	2,201,553	2,226,101
Other loans:
Commercial and industrial	156	336	617	1,109	411,644	412,753
Consumer	205	20	8	233	29,199	29,432
Total other loans	361	356	625	1,342	440,843	442,185
Total loans	$14,275	$1,520	$10,095	$25,890	$2,642,396	$2,668,286

	December 31, 2023
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$4,410	$1,475	$798	$6,683	$426,718	$433,401
Home equity loans and lines	162	1	35	198	68,779	68,977
Commercial real estate	112	3,414	—	3,526	1,189,165	1,192,691
Construction and land	432	1	1,151	1,584	339,140	340,724
Multi-family residential	—	—	—	—	107,263	107,263
Total real estate loans	5,116	4,891	1,984	11,991	2,131,065	2,143,056
Other loans:
Commercial and industrial	596	11	221	828	404,831	405,659
Consumer	416	143	55	614	32,309	32,923
Total other loans	1,012	154	276	1,442	437,140	438,582
Total loans	$6,128	$5,045	$2,260	$13,433	$2,568,205	$2,581,638

There were $34,000 and $0 of loans greater than 90 days past due and accruing at September 30, 2024 and December 31, 2023, respectively.
The following tables summarize information pertaining to nonaccrual loans as of dates indicated.

	September 30, 2024
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total
Nonaccrual loans(1):
One- to four-family first mortgage	$7,750	$—	$7,750
Home equity loans and lines	208	—	208
Commercial real estate	4,011	3,053	7,064
Construction and land	2,127	—	2,127
Multi-family residential	—	—	—
Commercial and industrial	777	—	777
Consumer	129	—	129
Total	$15,002	$3,053	$18,055

	December 31, 2023
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total
Nonaccrual loans(1):
One- to four-family first mortgage	$1,600	$—	$1,600
Home equity loans and lines	208	—	208
Commercial real estate	2,655	2,548	5,203
Construction and land	1,181	—	1,181
Multi-family residential	—	—	—
Commercial and industrial	331	—	331
Consumer	291	—	291
Total	$6,266	$2,548	$8,814
(1)Nonaccrual acquired loans include PCD loans of $1,284,000 and $1,410,000 at September 30, 2024 and December 31, 2023, respectively.

All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. All payments received while on nonaccrual status are applied against the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.
Collateral Dependent Loans
The Company held loans that were individually evaluated for credit losses at September 30, 2024 and December 31, 2023 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:

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
•Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.
The tables below summarize collateral dependent loans and the related ACL at September 30, 2024 and December 31, 2023.

	September 30, 2024
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$—	$—
Home equity loans and lines	—	—
Commercial real estate	4,337	200
Construction and land	—	—
Multi-family residential	—	—
Commercial and industrial	52	42
Consumer	—	—
Total	$4,389	$242

	December 31, 2023
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$—	$—
Home equity loans and lines	—	—
Commercial real estate	3,957	201
Construction and land	147	123
Multi-family residential	—	—
Commercial and industrial	112	95
Consumer	—	—
Total	$4,216	$419

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Occasionally, the Company modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, term extension, an other-than-insignificant payment delay, interest only for a specified period of time, an interest rate reduction, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is charged-off. The balance of loan modifications, segregated by type of modification, to borrowers experiencing financial difficulty are set forth in the tables below for the periods indicated.

Three Months Ended September 30, 2024
(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
One-to four-family first mortgage	$—	$—	$—	$—	$—	$—	—%
Home equity loans and lines	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	—%

Three Months Ended September 30, 2023
(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
One-to four-family first mortgage	$—	$—	$—	$—	$—	$—	—%
Home equity loans and lines	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	—%

	Nine Months Ended September 30, 2024
(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
One-to four-family first mortgage	$—	$—	$639	$—	$—	$—	0.1%
Home equity loans and lines	—	—	—	—	—	—	—
Commercial real estate	—	—	1,028	—	—	—	0.1
Construction and land	—	—	27	—	—	—	—
Multi-family residential	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$—	$—	$1,694	$—	$—	$—	0.1%

	Nine Months Ended September 30, 2023
(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
One-to four-family first mortgage	$—	$—	$1,060	$—	$—	$—	0.3%
Home equity loans and lines	—	—	—	—	—	—	—
Commercial real estate	283	—	1,129	—	—	—	0.1
Construction and land	—	—	32	—	—	—	—
Multi-family residential	—	—	—	—	—	—	—
Commercial and industrial	—	—	1,569	—	—	—	0.4
Consumer	—	—	—	—	—	—	—
Total	$283	$—	$3,790	$—	$—	$—	0.2%
During the nine months ended September 30, 2024 and 2023, no loan experienced a default subsequent to being granted a payment deferral or term extension. Default is defined as movement to past due 90 days, foreclosure or charge-off, whichever occurs first.
The following table details the financial impacts of loan modifications made to borrowers experiencing financial difficulty for the periods presented.

	Nine Months Ended September 30, 2024		Nine months ended September 30, 2023
	Minimum Term Extensions (in months)	Maximum Term Extensions (in months)	Payment Deferral (dollars in thousands)	Minimum Term Extensions (in months)	Maximum Term Extensions (in months)
One-to four-family first mortgage	12	96	$—	12	24
Home equity loans and lines	0	0	—	0	0
Commercial real estate	12	12	9	0	12
Construction and land	12	12	—	12	12
Multi-family residential	0	0	—	0	0
Commercial and industrial	0	0	—	10	10
Consumer	0	0	—	0	0
The table below reflects the performance of loans that have been modified in the last 12 months.

(dollars in thousands)	30-89 Days Past Due	90+ Days Past Due	Nonaccrual	Current	Total
September 30, 2024
One-to four-family first mortgage	$208	$—	$—	$431	$639
Home equity loans and lines	—	—	—	53	53
Commercial real estate	1,028	—	—	—	1,028
Construction and land	27	—	—	—	27
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$1,263	$—	$—	$484	$1,747
The loan modifications reported in the table above did not significantly impact the Company's allowance for loan losses during 2024.

Foreclosed Assets and ORE
Foreclosed assets and ORE include real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets and ORE totaled $267,000 and $1,575,000 at September 30, 2024 and December 31, 2023, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

The carrying amount of foreclosed residential real estate properties held at September 30, 2024 and December 31, 2023 totaled $267,000 and $115,000, respectively. Loans secured by single family residential real estate that were in the process of foreclosure at September 30, 2024 and December 31, 2023 totaled $4,862,000 and $517,000, respectively.
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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. During the next twelve months, the Company estimates that an additional $1,500,000 will be reclassified as additional interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings through other income.

Fair Values of Derivative Instruments
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Financial Condition as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$60,000	$2,524	$20,000	$36

Derivatives not designated as hedging instruments:
Interest rate contracts	$9,000	$439	$9,000	$493
Risk participation agreements	—	—	11,613	2

Netting adjustments		—		—

Net derivative amounts		$2,963		$531

	December 31, 2023
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$60,000	$3,914	$—	$—

Derivatives not designated as hedging instruments:
Risk participation agreements	—	—	11,797	3

Netting adjustments		—		—

Net derivative amounts		$3,914		$3

(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

At September 30, 2024 and December 31, 2023, accumulated unrealized gains, net of taxes, on derivative instruments totaled $1,813,000 and $2,928,000, respectively.
Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income and the Consolidated Statements of Income
The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income and the Consolidated Statements of Income as of September 30, 2024 and September 30, 2023.

	Three Months Ended September 30, 2024
	Amount of Loss Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$(987)	$(987)	Interest income	$619	$619

	Nine Months Ended September 30, 2024

	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$418	$418	Interest income	$1,830	$1,830

	Three Months Ended September 30, 2023
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$785	$785	Interest income	$602	$602

	Nine Months Ended September 30, 2023
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$2,047	$2,047	Interest income	$1,571	$1,571

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of September 30, 2024 and September 30, 2023.

(dollars in thousands)	Location of (Loss) Income Recognized on Non-designated Hedges	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Effects of non-designated hedges
Interest rate contracts	Other noninterest expense	$(25)	$(54)
Risk participation agreements	Other noninterest income	$(1)	$1

(dollars in thousands)	Location of Income Recognized on Non-designated Hedges	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Effects of non-designated hedges
Risk participation agreements	Other noninterest income	$6	$8
Derivative fee income from non-designated hedges totaled $0 and $175,000 for the three and nine months ended September 30, 2024, respectively. There was no derivative fee income from non-designated hedges for the three and nine months ended September 30, 2023.

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

As of September 30, 2024, there were no derivatives with credit-risk-related contingent features in a net liability position. Such derivatives are measured at fair value, which includes accrued interest but excludes any adjustment for nonperformance risk. If the Company had breached any provisions at September 30, 2024, it would not have been required to settle any obligations under the agreements since the termination value was $0.

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

The carrying value of subordinated debt was $54,402,000 and $54,241,000 at September 30, 2024 and December 31, 2023, respectively. The subordinated debt was recorded net of issuance costs which is being amortized using the straight-line method over five years.

Other Borrowings

On March 12, 2023, the Federal Reserve Board created the BTFP, which offers loans to banks with a term up to one year with no prepayment penalty. The loans are secured by pledging qualifying securities and are valued at par for collateral. In January 2024, the Bank participated in the BTFP and had an outstanding debt of $135,000,000 at September 30, 2024 with a fixed rate of 4.76%. The average balance of other borrowings, which included the BTFP loan was $140,539,000 for the third quarter of 2024, an increase of $135,000,000 compared to the third quarter of 2023.

Federal Home Loan Bank Advances

The average balance of total FHLB advances was $56,743,000 for the third quarter of 2024, a decrease of $216,344,000 compared to the third quarter of 2023.

The Company had short-term FHLB advances in the amount of $0 as of September 30, 2024 compared to $150,000,000 as of December 31, 2023. At September 30, 2024 and December 31, 2023, the Company had $38,410,000 and $42,713,000 in long-term FHLB advances, respectively, and $1,147,306,000 and $1,020,494,000 in additional FHLB advances available, respectively.
The following table summarizes long-term FHLB advances as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Fixed rate advances maturing in:
2024	$13	2.26%	$4,076	1.71%
2025	35,234	3.49	35,375	3.48
2026	3,163	1.56	3,262	1.58
Total FHLB advances	$38,410	3.33%	$42,713	3.17%

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets, by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of September 30, 2024, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.
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

The following tables present the balances of assets measured for fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

(dollars in thousands)	September 30, 2024	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$273,581	$—	$273,581	$—
Collateralized mortgage obligations	75,438	—	75,438	—
Municipal bonds	47,770	—	47,770	—
U.S. government agency	17,490	—	17,490	—
Corporate bonds	6,444	—	6,444	—
Total	$420,723	$—	$420,723	$—

Derivative assets	$2,963	$—	$2,963	$—
Total	$423,686	$—	$423,686	$—

Liabilities
Derivative liabilities	$531	$—	$531	$—

(dollars in thousands)	December 31, 2023	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$283,853	$—	$283,853	$—
Collateralized mortgage obligations	79,262	—	79,262	—
Municipal bonds	46,674	—	46,674	—
U.S. government agency	18,049	—	18,049	—
Corporate bonds	6,088	—	6,088	—
Total	$433,926	$—	$433,926	$—

Derivative assets	$3,914	$—	$3,914	$—
Total	$437,840	$—	$437,840	$—

Liabilities
Derivative liabilities	$3	$—	$3	$—

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

		Fair Value Measurements Using
(dollars in thousands)	September 30, 2024	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$4,147	$—	$—	$4,147
Foreclosed assets and ORE	267	—	—	267
Total	$4,414	$—	$—	$4,414

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2023	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$3,797	$—	$—	$3,797
Foreclosed assets and ORE	1,575	—	—	1,575
Total	$5,372	$—	$—	$5,372

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
September 30, 2024
Loans individually evaluated	$4,147	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 80%	6%
Foreclosed assets and ORE	$267	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	0% - 55%	29%
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
December 31, 2023
Loans individually evaluated	$3,797	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 89%	10%
Foreclosed assets and ORE	$1,575	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	31% - 71%	62%
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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at September 30, 2024
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$135,877	$135,877	$135,877	$—	$—
Investment securities available for sale	420,723	420,723	—	420,723	—
Investment securities held to maturity	1,065	1,066	—	1,066	—
Mortgage loans held for sale	242	242	—	242	—
Loans, net	2,636,008	2,581,466	—	2,577,319	4,147
Cash surrender value of BOLI	48,139	48,139	48,139	—	—
Derivative assets(1)	2,963	2,963	—	2,963	—
Financial Liabilities
Deposits	$2,777,487	$2,775,298	$2,053,186	$722,112	$—
Other borrowings	140,539	140,539	—	140,539	—
Subordinated debt, net of issuance cost	54,402	54,402	—	54,402	—
Long-term FHLB advances	38,410	38,411	—	38,411	—
Derivative liabilities(1)	531	531	—	531	—

		Fair Value Measurements at December 31, 2023
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$75,831	$75,831	$75,831	$—	$—
Interest-bearing deposits in banks	99	99	99	—	—
Investment securities available for sale	433,926	433,926	—	433,926	—
Investment securities held to maturity	1,065	1,066	—	1,066	—
Mortgage loans held for sale	361	361	—	361	—
Loans, net	2,550,101	2,381,863	—	2,378,066	3,797
Cash surrender value of BOLI	47,321	47,321	47,321	—	—
Derivative assets(1)	3,914	3,914	—	3,914	—
Financial Liabilities
Deposits	$2,670,624	$2,665,590	$2,025,890	$639,700	$—
Other borrowings	5,539	5,498	—	5,498	—
Subordinated debt, net of issuance cost	54,241	50,865	—	50,865	—
Short-term FHLB advances	150,000	150,000	150,000	—	—
Long-term FHLB advances	42,713	41,792	—	41,792	—
Derivative liabilities(1)	3	3	—	3	—
(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and the Bank from December 31, 2023 through September 30, 2024 and on its results of operations for the three and nine months ended September 30, 2024 and 2023. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

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
EXECUTIVE OVERVIEW
The Company reported net income for the third quarter of 2024 of $9.4 million, or $1.18 diluted EPS, down $317,000 compared to the third quarter of 2023. Net income for the third quarter of 2023 totaled $9.8 million, or $1.22 diluted EPS. For the nine months ended September 30, 2024, the Company reported net income $26.8 million, or $3.34 diluted EPS, down $4.1 million from $30.9 million, or $3.82 diluted EPS, reported for the nine months ended September 30, 2023.

Key components of the Company’s performance during the three and nine months ended September 30, 2024 include:

•Assets increased $121.9 million, or 3.7%, from December 31, 2023 to $3.4 billion at September 30, 2024.
•Total loans were $2.7 billion at September 30, 2024, up $86.6 million, or 3.4%, from December 31, 2023.
•During the three and nine months ended September 30, 2024, the Company provisioned $140,000 and $1.5 million, respectively, to the allowance for loan losses, primarily due to loan growth and net charge-offs. During the three and nine months ended September 30, 2023, the Company provisioned $351,000 and $1.7 million, respectively, to the allowance for loan losses.
•The ALL totaled $32.3 million, or 1.21% of total loans, at September 30, 2024 compared to $31.5 million, or 1.22% of total loans, at December 31, 2023. The ACL, which is comprised of the allowance for loan losses plus the allowance for unfunded lending commitments, totaled $34.7 million, or 1.30% of total loans, at September 30, 2024 compared to $34.1 million, or 1.32% of total loans, at December 31, 2023.
•Nonperforming assets increased $8.0 million, or 76.7%, from $10.4 million, or 0.31% of total assets, at December 31, 2023 to $18.4 million, or 0.53% of total assets, at September 30, 2024. The increase in nonperforming assets was primarily due to four loan relationships being downgraded to substandard during the 2024 period.
•Total deposits amounted to $2.8 billion at September 30, 2024, an increase of $106.9 million, or 4.0%, from December 31, 2023.
•The net interest margin was 3.71% and 3.67% for the three and nine months ended September 30, 2024, respectively, down 4 bps and down 28 bps from the three and nine months ended September 30, 2023, respectively.
•The average rate paid on total interest-bearing deposits was 2.78% for the third quarter of 2024, which was up 94 bps from the third quarter of 2023. For the nine months ended September 30, 2024, the average rate paid on total interest-bearing deposits was 2.66%, up 134 bps from the nine months ended September 30, 2023.

•Total interest expense for the third quarter of 2024 was up $4.4 million, or 35.2%, compared to the third quarter of 2023 primarily due to the rising interest rate environment and the higher cost of deposits. For the nine months ended September 30, 2024, total interest expense was up $19.4 million, or 67.3%, from the comparable period in 2023.
•Noninterest income for the third quarter of 2024 was down $707,000, or 16.1%, compared to the third quarter of 2023, primarily due to a decrease in gain on sale of loans (down $492,000) and a decrease in bank card fees (down $290,000), which were partially offset with an increase in other income (up $55,000). For the nine months ended September 30, 2024, noninterest income was down $162,000, or 1.5%, from the comparable period in 2023 primarily due to a decrease bank card fees (down $466,000) and a decrease in gain on sale of loans (down $362,000), which were partially offset with an increase in other income (up $336,000) and the absence of net loss on sale of securities totaling $249,000 during the first quarter of 2023.
•Noninterest expense for the third quarter of 2024 was up $920,000, or 4.3%, compared to the third quarter of 2023, primarily due to increases in compensation and benefits (up $566,000), data processing and communication (up $150,000), occupancy (up $322,000), and other expenses (up $267,000), which were partially offset with a decrease in marketing and advertising (down $256,000). For the nine months ended September 30, 2024, noninterest expense was up $2.7 million, or 4.3%, from the comparable period in 2023 primarily due to the absence of a recovery of a previous loss on a foreclosed asset that occurred in the first quarter of 2023 in the amount of $739,000, increases in data processing and communication expense (up $766,000), other noninterest expense (up $687,000), occupancy (up $582,000) and compensation and benefits (up $484,000), which were partially offset by the reversal of provision for credit losses on unfunded commitments (down $495,000).
FINANCIAL CONDITION

Loans, Allowance for Credit Losses and Asset Quality

Loans
Total loans at September 30, 2024 were $2.7 billion, up $86.6 million, or 3.4%, from December 31, 2023.
The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

(dollars in thousands)	September 30, 2024	December 31, 2023	Increase/(Decrease)
Real estate loans:
One-to four-family first mortgage	$502,784	$433,401	$69,383	16.0%
Home equity loans and lines	80,935	68,977	11,958	17.3
Commercial real estate	1,143,152	1,192,691	(49,539)	(4.2)
Construction and land	329,787	340,724	(10,937)	(3.2)
Multi-family residential	169,443	107,263	62,180	58.0
Total real estate loans	2,226,101	2,143,056	83,045	3.9%
Other loans:
Commercial and industrial	412,753	405,659	7,094	1.7
Consumer	29,432	32,923	(3,491)	(10.6)
Total other loans	442,185	438,582	3,603	0.8
Total loans	$2,668,286	$2,581,638	$86,648	3.4%

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

We continue to monitor and modify our ACL as conditions warrant. No assurance can be given that our level of ACL will cover all of the losses on our loans or that future adjustments to the ACL will not be necessary if economic and other conditions differ substantially from the assumptions used by management to determine the current level of the ACL.

At September 30, 2024, the ALL totaled $32.3 million, or 1.21% of total loans, up $741,000 from $31.5 million, or 1.22% of total loans, at December 31, 2023. During the nine months ended September 30, 2024, the Company provisioned $1.5 million of the allowance loan losses primarily due to loan growth and net charge-offs. Net loan charge-offs totaled $801,000 for the nine months ended September 30, 2024.
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

At September 30, 2024 and December 31, 2023, loans identified as credit deteriorated loans and individually evaluated for expected losses were $4.4 million and $4.2 million, respectively. The following tables provide a summary of loans individually evaluated for credit losses as of the dates indicated.

September 30, 2024
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$—	$—	—%
Home equity loans and lines	—	—	—
Commercial real estate	4,337	200	4.61

Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	52	42	80.77
Consumer	—	—	—
Total	$4,389	$242	5.51%

	December 31, 2023
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$—	$—	—%
Home equity loans and lines	—	—	—
Commercial real estate	3,957	201	5.08
Construction and land	147	123	83.67
Multi-family residential	—	—	—
Commercial and industrial	112	95	84.82
Consumer	—	—	—
Total	$4,216	$419	9.94%

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

At September 30, 2024 and December 31, 2023, loans classified as substandard totaled $34.7 million and $28.2 million, respectively. There were no assets classified as doubtful at either date. For additional information, refer to Note 5 to the Consolidated Financial Statements. The $6.5 million, or 23.1%, increase in substandard loans at September 30, 2024 compared to December 31, 2023 was primarily due to four credit relationships being downgraded, partially offset by loan payoffs and improvements in other classified loans.

The following tables provide a summary of loans classified as special mention and substandard as of the dates indicated.

(dollars in thousands)	September 30, 2024	December 31, 2023	Increase/(Decrease)
Special Mention Loans
One- to four-family first mortgage	$859	$868	$(9)	(1.0)%
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land	308	5,874	(5,566)	(94.8)
Multi-family residential	—	—	—	—
Commercial and industrial	1,248	1,186	62	5.2
Consumer	—	—	—	—

Total special mention loans	$2,415	$7,928	$(5,513)	(69.5)%

(dollars in thousands)	September 30, 2024	December 31, 2023	Increase/(Decrease)
Substandard Loans
One- to four-family first mortgage	$7,745	$2,569	$5,176	201.5%
Home equity loans and lines	206	207	(1)	(0.5)
Commercial real estate	17,821	14,631	3,190	21.8
Construction and land	5,728	5,228	500	9.6
Multi-family residential	930	3,503	(2,573)	(73.5)
Commercial and industrial	2,117	1,741	376	21.6
Consumer	130	289	(159)	(55.0)
Total substandard loans	$34,677	$28,168	$6,509	23.1%

Total nonperforming loans increased by $9.3 million, or 105.2%, to $18.1 million at September 30, 2024, compared to $8.8 million at December 31, 2023. The primary reason for the increase was one loan relationship with an aggregate outstanding balance of $4.7 million at September 30, 2024 that became nonperforming during the first quarter of 2024. This relationship is secured by 17 residential units in eight investment properties in New Orleans with an aggregate loan-to-value ratio of approximately 65%. We have commenced foreclosure proceedings on this relationship and do not expect any loss. There were also additional smaller loan balances downgraded to nonperforming during the period, but we do not anticipate any losses associated with these loans.

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

The following table sets forth the composition of the Company’s nonperforming assets as of the dates indicated.

	September 30, 2024			December 31, 2023
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$6,188	$1,562	$7,750	$528	$1,072	$1,600
Home equity loans and lines	173	35	208	143	65	208
Commercial real estate	4,752	2,312	7,064	2,691	2,512	5,203
Construction and land	2,096	31	2,127	1,136	45	1,181
Multi-family residential	—	—	—	—	—	—
Other loans:
Commercial and industrial	414	363	777	298	33	331
Consumer	118	11	129	227	64	291
Total nonaccrual loans	13,741	4,314	18,055	5,023	3,791	8,814
Accruing loans 90 days or more past due	34	—	34	—	—	—

Total nonperforming loans	13,775	4,314	18,089	5,023	3,791	8,814
Foreclosed assets and ORE	—	267	267	1,495	80	1,575
Total nonperforming assets	13,775	4,581	18,356	6,518	3,871	10,389

Nonperforming loans to total loans			0.68%			0.34%
Nonperforming loans to total assets			0.53%			0.27%
Nonperforming assets to total assets			0.53%			0.31%
(1)Nonaccrual acquired loans include PCD loans of $1.3 million and $1.4 million at September 30, 2024 and December 31, 2023, respectively.
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
Investment Securities

The Company’s investment securities portfolio totaled $421.8 million as of September 30, 2024, a decrease of $13.2 million, or 3.0%, from December 31, 2023. During the third quarters of 2024 and 2023, the Company had no gains or losses related to the sale of available-for-sale investment securities. At September 30, 2024, the Company had a net unrealized loss on its available for sale investment securities portfolio of $32.2 million, compared to a net unrealized loss of $43.4 million at December 31, 2023. The Company’s investment securities portfolio had an effective duration of 3.7 years and 4.2 years at September 30, 2024 and December 31, 2023, respectively.

The following table summarizes activity in the Company’s investment securities portfolio during the nine months ended September 30, 2024.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2023	$433,926	$1,065
Purchases	4,936	—
Sales	—	—
Principal maturities, prepayments and calls	(29,135)	—
Amortization of premiums and accretion of discounts	(222)	—
Increase in market value	11,218	—
Balance, September 30, 2024	$420,723	$1,065

Funding Sources

Deposits
Deposits totaled $2.8 billion at September 30, 2024, an increase of $106.9 million, or 4.0%, compared to December 31, 2023. The following table summarizes the changes in the Company’s deposits from December 31, 2023 to September 30, 2024.

(dollars in thousands)	September 30, 2024	December 31, 2023	Increase/(Decrease)
Demand deposit	$740,854	$744,424	$(3,570)	(0.5)%
Savings	215,815	231,624	(15,809)	(6.8)
Money market	452,456	408,024	44,432	10.9
NOW	644,061	641,818	2,243	0.3
Certificates of deposit	724,301	644,734	79,567	12.3
Total deposits	$2,777,487	$2,670,624	$106,863	4.0%

The average rate paid on interest-bearing deposits was 2.78% for the third quarter of 2024, up 94 bps compared to the third quarter of 2023. At September 30, 2024, certificates of deposit maturing within the next 12 months totaled $680.8 million.

We obtain most of our deposits from individuals, small businesses and public funds in our market areas. The following table presents our deposits per customer type for the periods indicated.

	September 30, 2024	December 31, 2023
Individuals	52%	53%
Small businesses	38	38
Public funds	7	7
Broker	3	2
Total	100%	100%

The total amounts of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) were $818.7 million at September 30, 2024 and $748.6 million at December 31, 2023. Public funds in excess of the FDIC insurance limits are fully collateralized.

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

The carrying value of subordinated debt was $54.4 million and $54.2 million at September 30, 2024 and December 31, 2023, respectively. The subordinated debt was recorded net of issuance costs and amortized using the straight-line method over five years.

Other Borrowings

On March 12, 2023, the Federal Reserve Board created the BTFP, which offers loans to banks with a term up to one year with no prepayment penalty. The loans are secured by pledging qualifying securities and are valued at par for collateral. In 2024, the Bank participated in the BTFP and had an outstanding debt of $135.0 million at September 30, 2024. The average balance of other borrowings, which included the BTFP loan was $140.5 million for the third quarter of 2024, up $135.0 million compared to the third quarter of 2023.

Federal Home Loan Bank Advances

The average balance of total FHLB advances was $56.7 million for the third quarter of 2024, down $216.3 million compared to the third quarter of 2023. For the nine months ended September 30, 2024, the average balance of total FHLB advances was $58.3 million, down $195.7 million compared to the nine months ended September 30, 2023. We reduced our FHLB advances in 2024 primarily due to our increased utilization of BTFP loans as an alternative source of funds.

The Company had no short-term FHLB advances as of September 30, 2024 compared to $150.0 million as of December 31, 2023. At September 30, 2024 and December 31, 2023, the Company had $38.4 million and $42.7 million in long-term FHLB advances, respectively, and $1.1 billion and $1.0 billion in additional FHLB advances available, respectively.

Shareholders’ Equity

Total shareholders’ equity increased $26.0 million, or 7.1%, from $367.4 million at December 31, 2023 to $393.5 million at September 30, 2024. Shareholders' equity increased primarily due to net income of $26.8 million and a decrease in accumulated other comprehensive loss on available for sale investment securities, which were partially offset by cash dividends and share repurchases during the nine months ended September 30, 2024.

At September 30, 2024, the Company and the Bank had regulatory capital amounts that were well in excess of regulatory requirements. The following table presents actual and required capital ratios for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2024 based on the required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Tier 1 risk-based capital	331,727	11.91	236,806	8.50	N/A	N/A
Total risk-based capital	420,670	15.10	292,526	10.50	N/A	N/A
Tier 1 leverage capital	331,727	9.99	132,789	4.00	N/A	N/A

Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$374,749	13.49%	$194,392	7.00%	$180,507	6.50%
Tier 1 risk-based capital	374,749	13.49	236,048	8.50	222,163	8.00
Total risk-based capital	409,290	14.74	291,588	10.50	277,703	10.00
Tier 1 leverage capital	374,749	11.32	132,441	4.00	165,551	5.00

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

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At September 30, 2024, certificates of deposit maturing within the next 12 months totaled $680.8 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of securities available for sale, the Company has significant borrowing capacity available to fund liquidity needs. In recent years, the Company has utilized borrowings as a cost efficient addition to deposits as a source of funds. Borrowings consist of advances from the FHLB of Dallas, of which the Company is a member. Under terms of the collateral agreement with the FHLB, the Company pledges residential mortgage loans and investment securities as well as the Company’s stock in the FHLB as collateral for such advances. For the nine months ended September 30, 2024, the average balance of outstanding FHLB advances was $58.3 million. At September 30, 2024, the Company had $38.4 million in total outstanding FHLB advances.

The following table summarizes the Company's primary and secondary sources of liquidity which were available at September 30, 2024.

(dollars in thousands)	September 30, 2024
Cash and cash equivalents	$135,877
Unencumbered investment securities, amortized cost	59,838
FHLB advance availability	1,147,306
Amounts available from unsecured lines of credit	55,000
Federal Reserve discount window availability	500
Total primary and secondary sources of available liquidity	$1,398,521

Asset/Liability Management
The objective of asset/liability management is to implement strategies for the funding and deployment of the Company’s financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk. Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of September 30, 2024.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	1.7%
+100	1.0%
-100	(1.5)%
-200	(3.4)%

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

The Company periodically has entered into interest rate swap agreements as part of its interest rate risk management strategy. The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements. During 2024 and 2023, such derivatives were used to hedge the variable cost associated with existing variable rate liabilities. Refer to Note 6 of the Consolidated Financial Statements for more information on the effects of the derivative financial instruments on the consolidated financial statements.

To meet the financing needs of its customers, the Company issues financial instruments which represent conditional obligations that are not recognized, wholly or in part, in the statements of financial condition. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments expose the Company to varying degrees of credit and interest rate risk in much the same way as funded loans. The same credit policies are used in these commitments as for on-balance sheet instruments. At both September 30, 2024 and December 31, 2023, the Company's allowance for credit losses on unfunded commitments totaled $2.5 million.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of the periods indicated.

	Contract Amount
(dollars in thousands)	September 30, 2024	December 31, 2023
Standby letters of credit	$7,133	$7,289
Available portion of lines of credit	505,051	368,398
Undisbursed portion of loans in process	73,877	221,997
Commitments to originate loans	150,273	127,076

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
RESULTS OF OPERATIONS
Net income for the third quarter of 2024 was $9.4 million, down $317,000 compared to the third quarter of 2023. Diluted EPS for the third quarter of 2024 was $1.18, down $0.04 compared to the third quarter of 2023.

Net income for the nine months ended September 30, 2024 was $26.8 million, down $4.1 million, compared to the nine months ended September 30, 2023. Diluted EPS for the nine months ended September 30, 2024 was $3.34, down $0.48 compared to the nine months ended September 30, 2023.

During the three and nine months ended September 30, 2024, the Company provisioned $140,000 and $1.5 million, respectively, to the allowance for loan losses primarily due to loan growth and net charge-offs. During the three and nine months ended September 30, 2023, the Company provisioned $351,000 and $1.7 million, respectively, to the allowance for loan losses primarily due to loan growth.

Net Interest Income
Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 2.80% and 2.99% for the quarters ended September 30, 2024 and 2023, respectively, and 2.80% and 3.33% for the nine months ended September 30, 2024 and 2023, respectively.

Net interest income totaled $30.4 million for the third quarter of 2024, up $873,000, or 3.0%, compared to the third quarter of 2023. For the nine months ended September 30, 2024, net interest income totaled $88.7 million, down $2.7 million, or 3.0%, compared to the nine months ended September 30, 2023.

The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 3.71% and 3.75% for the quarters ended September 30, 2024 and 2023, respectively. For the same periods, the average loan yield was 6.43% and 5.95%, respectively. The net interest margin for the nine months ended September 30, 2024 and 2023 was 3.67% and 3.95%, respectively. For the same periods, the average loan yield was 6.30% and 5.82%, respectively.

Acquired loan discount accretion included in interest income totaled $452,000 and $634,000 for the quarters ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, acquired loan discount accretion included in interest income totaled $1.5 million and $1.9 million, respectively.

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

	Three Months Ended September 30,
	2024			2023
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$2,668,672	$43,711	6.43%	$2,538,218	$38,490	5.95%
Investment securities
Taxable	437,785	2,604	2.38	478,380	2,863	2.39
Tax-exempt (TE)	16,239	73	2.26	16,839	76	2.28
Total investment securities	454,024	2,677	2.38	495,219	2,939	2.39
Other interest-earning assets	79,668	991	4.95	54,015	649	4.77
Total interest-earning assets (TE)	3,202,364	$47,379	5.82	3,087,452	$42,078	5.36
Noninterest-earning assets	202,719			193,641
Total assets	$3,405,083			$3,281,093
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,266,465	$5,571	1.75%	$1,256,885	$3,791	1.20%
Certificates of deposit	722,717	8,337	4.59	511,754	4,390	3.40
Total interest-bearing deposits	1,989,182	13,908	2.78	1,768,639	8,181	1.84
Other borrowings	140,539	1,673	4.74	5,539	53	3.80
Subordinated debt	54,374	844	6.21	54,159	845	6.24
Short-term FHLB advances	18,301	252	5.39	230,222	3,150	5.35
Long term FHLB advances	38,442	320	5.33	42,865	340	3.17
Total interest-bearing liabilities	2,240,838	$16,997	3.02	2,101,424	$12,569	2.37
Noninterest-bearing liabilities	779,727			829,233
Total liabilities	3,020,565			2,930,657
Shareholders’ equity	384,518			350,436
Total liabilities and shareholders' equity	$3,405,083			$3,281,093
Net interest-earning assets	$961,526			$986,028
Net interest spread (TE)		$30,382	2.80%		$29,509	2.99%
Net interest margin (TE)			3.71%			3.75%
(1)Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process.

	Nine Months Ended September 30,
	2024			2023
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$2,641,414	$126,277	6.30%	$2,489,374	$109,518	5.82%
Investment securities
Taxable	447,048	7,986	2.38	492,027	8,772	2.38
Tax-exempt (TE)	16,285	219	2.27	20,314	295	2.45
Total investment securities	463,333	8,205	2.38	512,341	9,067	2.38
Other interest-earning assets	62,771	2,481	5.28	53,245	1,679	4.22
Total interest-earning assets (TE)	3,167,518	$136,963	5.71	3,054,960	$120,264	5.21
Noninterest-earning assets	201,339			195,644
Total assets	$3,368,857			$3,250,604
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,265,420	$15,479	1.63%	$1,301,767	$8,863	0.91%
Certificates of deposit	698,675	23,695	4.53	423,418	8,105	2.56
Total interest-bearing deposits	1,964,095	39,174	2.66	1,725,185	16,968	1.32
Other borrowings	135,727	4,815	4.74	5,577	161	3.86
Subordinated debt	54,322	2,533	6.22	54,100	2,546	6.27
Short-term FHLB advances	19,360	798	5.42	217,391	8,382	5.08
Long term FHLB advances	38,949	967	3.31	36,603	797	2.90
Total interest-bearing liabilities	2,212,453	$48,287	2.91	2,038,856	$28,854	1.88
Noninterest-bearing liabilities	780,234			865,654
Total liabilities	2,992,687			2,904,510
Shareholders’ equity	376,170			346,094
Total liabilities and shareholders' equity	$3,368,857			$3,250,604
Net interest-earning assets	$955,065			$1,016,104
Net interest spread (TE)		$88,676	2.80%		$91,410	3.33%
Net interest margin (TE)			3.67%			3.95%
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024 Compared to 2023			2024 Compared to 2023
	Change Attributable To			Change Attributable To
(dollars in thousands)	Rate	Volume	Increase/ (Decrease)	Rate	Volume	Increase/ (Decrease)
Interest income:
Loans receivable	$3,184	$2,037	$5,221	$8,778	$7,981	$16,759
Investment securities	(17)	(245)	(262)	(287)	(575)	(862)
Other interest-earning assets	29	313	342	422	380	802
Total interest income	3,196	2,105	5,301	8,913	7,786	16,699
Interest expense:
Savings, checking and money market accounts	1,497	283	1,780	4,328	2,288	6,616
Certificates of deposit	1,833	2,114	3,947	7,959	7,631	15,590
Other borrowings	170	1,450	1,620	1,701	2,953	4,654
Subordinated debt	(4)	3	(1)	(12)	(1)	(13)
FHLB advances	(3)	(2,915)	(2,918)	(2,348)	(5,066)	(7,414)
Total interest expense	3,493	935	4,428	11,628	7,805	19,433
Increase in net interest income	$(297)	$1,170	$873	$(2,715)	$(19)	$(2,734)

Noninterest Income

Noninterest income for the third quarter of 2024 totaled $3.7 million, down $707,000, or 16.1%, from $4.4 million earned for the same period in 2023. Noninterest income for the nine months ended September 30, 2024 totaled $11.0 million, down $162,000, or 1.5%, from $11.2 million earned for the same period in 2023.

Gains on the sale of loans for the third quarter of 2024 were down $492,000, or 71.6%, from the comparable period in 2023. For the nine months ended September 30, 2024, gains on the sale of loans were down $362,000, or 47.0%, from the comparable period in 2023 due to a decrease in mortgage loan sales.

There were no gains or losses related to the sale of investment securities for the three and nine months ended September 30, 2024 or for the three months ended September 30, 2023. The Company recorded a net loss of $249,000 related to the sale of investment securities for the nine months ended September 30, 2023.

Other income for the third quarter of 2024 was up $55,000, or 20.6%, from the comparable period in 2023. For the nine months ended September 30, 2024, other income was up $336,000, or 46.9%, from the comparable period in 2023, primarily due to the increase in derivative fee income during 2024.

Income from bank card fees for the three and nine months ended September 30, 2024 was down $290,000, or 15.2% and down $466,000, or 8.6%, respectively from the comparable period in 2023 primarily due to variations in transaction volumes by our cardholders.

Noninterest Expense

Noninterest expense for the third quarter of 2024 totaled $22.3 million, up $920,000, or 4.3%, from the third quarter of 2023. Noninterest expense increased over the comparable quarters primarily due to increases in compensation and benefits (up $566,000, primarily due to increases in salaries), occupancy expenses (up $322,000), and other noninterest expense (up $267,000), which were partially offset by marketing and advertising (down $256,000).

Noninterest expense for the nine months ended September 30, 2024 totaled $64.9 million, up $2.7 million, or 4.3%, from the same period in 2023. The increase in noninterest expense for the nine months ended September 30, 2024 related primarily to the absence of a recovery of a previous loss on a foreclosed asset in the first quarter of 2023 in the amount of $739,000, increases in data processing and communication expense (up $766,000, primarily due to increases in cost of maintenance contracts), other noninterest expense (up $687,000), occupancy expense (up $582,000), and compensation and benefits (up $484,000), which were partially offset by the reversal of provision for credit losses on unfunded commitments (a difference of $495,000).

Income Taxes

Income tax expense for the three and nine months ended September 30, 2024 totaled $2.2 million and $6.4 million, respectively, compared to $2.5 million and $7.8 million for the three and nine months ended September 30, 2023, respectively. Income tax expense decreased over the prior comparable quarter primarily due to decreased taxable earnings. The Company's effective tax rates for the third quarters of 2024 and 2023 were 19.2% and 20.2%, respectively. For the nine months ended September 30, 2024 and 2023, the Company's effective tax rates were 19.4% and 20.2%, respectively.
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
Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2023, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at September 30, 2024 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Not applicable.

Item 1A.	Risk Factors.
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds.
(a)    Not applicable.
(b)    Not applicable.
(c)    The Company’s purchases of its common stock made during the quarter ended September 30, 2024 consisted of stock repurchases under the Company’s approved plans and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
July 1 – July 31, 2024	20,000	$38.49	20,000	318,285
August 1 – August 31, 2024	4,473	38.53	4,473	313,812
September 1 – September 30, 2024	—	—	—	313,812
Total	24,473	$38.50	24,473	313,812
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
(a)    Not applicable.
(b)    Not applicable.
(c)    During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

HOME BANCORP, INC.

November 1, 2024	By:	/s/ John W. Bordelon
John W. Bordelon
Chairman of the Board, President and Chief Executive Officer

November 1, 2024	By:	/s/ David T. Kirkley
David T. Kirkley
Senior Executive Vice President and Chief Financial Officer

November 1, 2024	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank, N. A. Senior Vice President and Director of Financial Management