Form 10-K
period 2024-12-31
HOME BANCORP, INC.
filed 2025-03-12
CIK 1436425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the 7,333,644 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $40.01 for the common stock on June 30, 2024, as reported by the Nasdaq Stock Market, was approximately $293.4 million. Shares of common stock held by the registrant’s executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of common stock outstanding as of March 10, 2025: 8,097,592.

DOCUMENTS INCORPORATED BY REFERENCE
Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:
Portions of the definitive Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

HOME BANCORP, INC.
2024 ANNUAL REPORT ON FORM 10-K

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

ACL	–	Allowance for credit losses	ESOP	–	Employee Stock Ownership Plan
ACT	–	Economic Growth, Regulatory Relief and Consumer Protection Act	FDIC	–	Federal Deposit Insurance Corporation
ALL	–	Allowance for loan losses	FASB	–	Financial Accounting Standards Board
AOCI	–	Accumulated other comprehensive income	FHLB	–	Federal Home Loan Bank
ASC	–	Accounting Standards Codification	FTC	–	Federal Tax Credit(s)
ASU	–	Accounting Standards Update	FRB or Federal Reserve	–	Board of Governors of the Federal Reserve System
Bank	–	Home Bank, N.A., a wholly-owned subsidiary of the Company	GAAP	–	Generally Accepted Accounting Principles in the United States of America
BTFP	–	Bank Term Funding Program	HTC	–	Historic Tax Credit(s)
BOLI	–	Bank-owned life insurance	NMTC	–	New Markets Tax Credit(s)
bps	–	basis points, 100 basis points being equal to 1.0%	NOO	–	Non-owner-occupied
C&D	–	Construction and land	OCC	–	Office of the Comptroller of the Currency
C&I	–	Commercial and industrial	OCI	–	Other comprehensive income
CAA	–	Consolidated Appropriations Act	OO	–	Owner-occupied
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act	ORE	–	Other real estate
CBLR	–	Community bank leverage ratio	PCD	–	Purchased credit deteriorated
CDI	–	Core deposit intangible	PCI	–	Purchased credit impaired
CECL	–	Current expected credit losses	PPP	–	Paycheck Protection Program
CFPB	–	Consumer Financial Protection Bureau	RRP	–	Recognition and Retention Plan
Company	–	Home Bancorp, Inc., a Louisiana corporation and the holding company for Home Bank, N.A.	SBA	–	Small Business Association
COVID-19	–	The novel coronavirus	SBIC	–	Small Business Investment Company
CRA	–	Community Reinvestment Act	SEC	–	U.S. Securities and Exchange Commission
CRE	–	Commercial real estate	SMB	–	St. Martin Bancshares, an entity the Company acquired on December 6, 2017
Dodd-Frank Act	–	Dodd-Frank Wall Street Reform and Consumer Protection Act	TDR	–	Troubled debt restructuring
DTA	–	Deferred tax asset	TE	–	Taxable equivalent
EPS	–	Earnings per common share	U.S.	–	United States

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

PART I
Item 1.    Business.
General. Home Bancorp, Inc. (the “Company”) is a Louisiana corporation and the holding company for Home Bank, N.A. (the “Bank”). The Bank, which is headquartered in Lafayette, Louisiana and is a wholly-owned subsidiary of the Company, currently conducts business through 43 banking offices in the Acadiana, Baton Rouge, Greater New Orleans and Northshore (of Lake Pontchartrain) regions of south Louisiana, the Natchez region of west Mississippi and the Houston region of Texas.
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
Although we continue to be an active originator of residential home mortgage loans and other consumer loans in our market areas, our efforts are focused on originating commercial real estate loans and commercial and industrial loans. Commercial real estate loans and commercial and industrial loans are deemed attractive due to their generally higher yields and shorter anticipated lives compared to one- to four-family residential mortgage loans. In addition, the Bank views commercial real estate and commercial and industrial loans as attractive lending products because the Bank’s commercial borrowers typically maintain deposit accounts at the Bank, increasing the Bank’s core deposits.
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
Human Capital Resources
At December 31, 2024, we had 471 full-time employees and ten part-time employees. None of our employees are represented by a collective bargaining group, and we believe that the Company's relationship with its employees is good. We believe our ability to attract and retain employees is a key to the Bank's success.
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

Market Area and Competition
The Bank has four primary market areas across south Louisiana: Acadiana, Baton Rouge, Greater New Orleans, and the Northshore (of Lake Pontchartrain), currently, one primary market area in each of Natchez, Mississippi and the Houston, Texas area. Since completing its initial public offering of stock in October 2008, the Company has acquired six financial institutions. On March 26, 2022, the Company completed the acquisition of Friendswood Capital Corporation ("Friendswood"), the former holding company of Texan Bank, N.A. ("Texan Bank") of Houston, Texas, expanding the Company's market area to Houston. The Bank currently operates 18 banking offices in Acadiana, four banking offices in Baton Rouge, six banking offices in the Greater New Orleans area, six banking offices in the Northshore region, three banking offices in Natchez, and six banking offices in the Houston area. For additional information on our acquisition activity, see Part II, Item 7 in this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisition Activity.”
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

Regulation of Home Bancorp, Inc.
General. The Company is a bank holding company, subject to regulation, supervision and examination by the Federal Reserve. The Federal Reserve has enforcement authority with respect to the Company similar to that of the OCC over the Bank. Applicable federal law and regulations limit the activities of the Company and require the approval of the Federal Reserve for any acquisition of a subsidiary, including another financial institution or holding company thereof, or a merger or acquisition of the Company. The Company must serve as a source of financial and managerial strength for the Bank, maintaining the ability to provide financial assistance if the Bank suffers financial distress. These and other Federal Reserve policies may restrict the Company’s ability to pay dividends. In addition, dividends from the Company may depend, in part, upon its receipt of dividends from the Bank. If the Company does not have the required capital conservation buffer or otherwise meet its capital requirements, its ability to pay dividends to its stockholders will be limited.
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
Capital Requirements. The regulatory capital requirements generally applicable to a bank holding company are the same as the capital requirements for its subsidiary bank. For a description of the Bank's capital requirements, see “Regulation of Home Bank, N.A. - Regulatory Capital Requirements.”
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
The FDIC assesses deposit insurance premiums on the assessment base of a depository institution, which is the average total assets reduced by the amount of its average tangible equity. Under the current rules, when the reserve ratio for the Deposit Insurance Fund for the prior assessment period reaches, or is greater than 2.0% and less than 2.5%, assessment rates will range from two basis points to 28 basis points and when the reserve ratio for the prior assessment period is greater than 2.5%, assessment rates will range from one basis-point to 25 basis points. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. As of December 31, 2024, assessment rates ranged from 2.5 basis points to 32 basis points for all institutions, subject to adjustments for unsecured debt issued by the institution, unsecured debt issued by other FDIC-insured institutions, and brokered deposits held by the institution.
The FDIC adopted a final rule in October 2022, to increase initial base deposit insurance assessment rates by two basis points beginning in the first quarterly assessment period of 2023. The FDIC has the authority to increase insurance assessments in the future. A significant increase in insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank.
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
At December 31, 2024, the Bank exceeded all of its regulatory capital requirements, with Tier 1, Tier 1 common equity, Tier 1 common equity (to risk-weighted assets) and total risk-based capital ratios of 11.38%, 13.28%, 13.28% and 14.51%, respectively.
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
As of December 31, 2024, the Bank was deemed a well-capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.
Community Reinvestment Act and Fair Lending Laws. All insured depository institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. The Office of the Comptroller of the Currency is required to assess the Bank’s record of compliance with the Community Reinvestment Act ("CRA"). A bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice.
On October 24, 2023, the federal banking agencies, including the OCC issued a final rule designed to strengthen and modernize regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

The Community Reinvestment Act requires all institutions insured by the Federal Deposit Insurance Corporation to publicly disclose their rating. The Bank received an “Satisfactory” Community Reinvestment Act rating in its most recent federal examination.
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
In addition, Sections 22(g) and (h) of the Federal Reserve Act, place restrictions on loans to executive officers, directors and principal shareholders of a national bank and its affiliates. Under Section 22(h), loans to a director, an executive officer, a greater than 10% shareholder of a national bank and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, a national bank’s loans to one borrower limit (generally equal to 15% of the bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to any director, executive officer or principal shareholder or certain affiliated interests of either, over other employees of the national bank. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a national bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. The Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act, and as of December 31, 2024 was in compliance with the above restrictions.
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
Federal Home Loan Bank System. The Bank is a member of the FHLB of Dallas, which is one of 11 regional FHLBs that administer the home financing credit function of various financial institutions. The FHLBs provides financial institutions additional strength to serve their communities through financial services to support its mission of affordable housing and economic development. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. As of December 31, 2024, the Bank had $175.5 million of FHLB advances and $1.1 billion available on its line of credit with the FHLB.
As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 0.4% of its total assets in Class B-1 stock and activity-based investment of Class B-2 stock equal to 4.1% of its advances outstanding and 2.0% of acquired members advances currently on the Bank’s balance sheet. As of December 31, 2024, the Bank had $8.6 million in FHLB stock, which was in compliance with this requirement.
Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. Effective March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent. At December 31, 2024, the reserve requirement remained at zero percent.
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
The Securities and Exchange Commission adopted rules requiring registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance. The rules require registrants to disclose on the new Item 1.05 of Form 8-K any cybersecurity incident they determine to be material and to describe the material aspects of the incident's nature, scope, and timing, as well as its material impact or reasonably likely material impact on the registrant. An Item 1.05 Form 8-K will generally be due four business days after a registrant determines that a cybersecurity incident is material. See Item 1C. Cybersecurity for annual disclosures.

Item 1A.    Risk Factors.
In analyzing whether to make or to continue an investment in our securities, investors should consider, among other factors, the following risk factors.
Risks Related to Our Lending Activities
There are increased risks involved with commercial real estate, including multi-family residential, commercial and industrial and construction and land lending activities.
Our lending activities include loans secured by commercial real estate and commercial and industrial loans. Our multi-family residential loans, commercial real estate loans and commercial and industrial loans, increased by an aggregate of 104.5%, 54.4% and 0.2% respectively, from December 31, 2020 through December 31, 2024. Excluding Paycheck Protection Program ("PPP") loans, our commercial and industrial loans increased by an aggregate of 111.5% over the same time period. Generally, multi-family residential, commercial and industrial and commercial real estate lending involve a higher degree of risk than one- to four-family residential lending due to a variety of factors. Due to the larger loan balances typically involved in these loans, an adverse development with respect to one loan or one borrower relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. As of December 31, 2024, the largest outstanding balances of our commercial real estate, commercial and industrial, and multi-family residential loans were $20.1 million, $17.8 million, and $14.3 million, respectively. If a large loan were to become non-performing, as we have experienced in the past, it can have a significant impact on our results of operations. Because we intend to continue our growth in multi-family residential, commercial and industrial and commercial real estate loans, our credit risk exposure may increase and we may need to make additional provisions to our allowance for loan losses, which could adversely affect our future results of operations.
As of December 31, 2024, commercial real estate mortgage loans comprised approximately 42.6% of our loan portfolio. Commercial real estate mortgage loans generally involve a greater degree of credit risk than residential real estate mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. In recent years, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. The COVID-19 pandemic has also been a catalyst for the evolution of various remote work options which could impact the long-term performance of some types of office properties within our commercial real estate portfolio. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition and results of operations
In addition to commercial and industrial, multi-family residential loans, and commercial real estate, the Bank holds a significant portfolio of construction and land loans. As of December 31, 2024, the Bank’s construction and land loans amounted to $352.3 million, or 13.0% of our loan portfolio. Construction and land loans generally have a higher risk of loss than one- to four-family residential mortgage loans due primarily to the critical nature of the initial estimates of a property’s value upon completion of construction compared to the estimated costs, including interest, of construction as well as other assumptions. If the estimates upon which construction loans are made prove to be inaccurate, we may be confronted with projects that, upon completion, have values which are below the loan amounts. If the Bank is forced to liquidate the collateral associated with such loans at values less than the remaining loan balance, it could have a significant impact on our results of operations.

Risks Related to Our Deposit Activities

Municipal deposits are an important source of cost-effective funds for us, and a reduced level of such deposits may hurt our profits.
Municipal deposits are an important source of our cost-effective funds, and we intend to continue to solicit municipal deposits. As of December 31, 2024, the Bank held $182.5 million in municipal deposits, consisting of public funds on deposit from local government entities domiciled in the States of Louisiana, Mississippi and Texas. Given our use of these high-average balance municipal deposits as a source of spread income, our inability to retain such funds could have an adverse effect on our liquidity. In addition, our municipal deposits are primarily demand deposit accounts or short-term deposits and therefore are more volatile and sensitive to changes in interest rates. If we are forced to pay higher rates on our municipal deposits to retain those funds, or if we are unable to retain those funds, it could have an adverse effect our net income and profitability..

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
On March 5, 2021, the administrator of LIBOR benchmarks confirmed it would cease the publication of the one week and two-month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining LIBOR settings immediately following the LIBOR publication on June 30, 2023. We have ceased originating LIBOR-based products effective December 2021 and have transitioned all remaining LIBOR based products to an alternative benchmarks. The Company continues to monitor efforts and evaluate the impact of reference rate reform on its consolidated financial statements; however, the impact is not expected to be significant.

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
Most of our loans are to individuals and businesses located in south Louisiana, west Mississippi and the Houston, Texas region. The oil and gas industry has a significant presence in the market areas in which we operate. Regional economic conditions affect the demand for our products and services as well as the ability of our customers to repay loans. Actions by members of the Organization of Petroleum Exporting Countries (“OPEC”) can impact global crude oil production levels and lead to significant volatility in global oil supplies and market oil prices. In recent years, decreased market oil prices compressed margins for many U.S. based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. While crude oil prices have rebounded since the Spring of 2020, global markets for oil and gas were disrupted by the COVID-19 pandemic. The current wars in Ukraine and Israel also have impacted global oil supplies and caused further volatility in oil prices. Continued fluctuations in crude oil prices could adversely affect our operations and economic conditions in some of our markets during 2025 and future periods, which could adversely affect our future results of operations. Although the Company attempts to mitigate risk by diversifying its borrower base, approximately $94.6 million, or 3.5% of the Company’s loan portfolio, at December 31, 2024 was comprised of loans to borrowers in the oil and gas industry (which is also referred to as the “energy sector”). We had an additional $21.4 million in unfunded loan commitments to companies in the energy sector at such date. At December 31, 2024, $965,000 of our loans in the energy sector were on nonaccrual status, and $1.4 million of our total allowance for loan losses was attributable to energy sector loans. Historically, the oil and gas industry has been an important factor in the local economy in our Acadiana and Natchez markets as well as the Houston market. If oil prices decline, it could have an adverse effect on our customers resulting in increased levels of nonperforming loans, provisions for loan losses and expense associated with loan collection efforts.
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
While we are not aware of any specific factors indicating a deficiency in the amount of our allowance for credit losses, in light of the current economic environment, one of the most pressing issues faced by financial institutions is the adequacy of their allowance for credit losses. Federal bank regulators routinely scrutinize the level of the allowance for credit losses maintained by regulated institutions. In the event that we have to increase our allowance for credit losses beyond current levels, it would have an adverse effect on our results in future periods. As of December 31, 2024, our allowance for loan losses amounted to $32.9 million, or 1.21% of total loans and our total allowance for credit losses amounted to $35.6 million, or 1.31% of total loans. See Note 2 to the Consolidated Financial Statements for a detailed discussion of the Company's methodologies for estimating expected credit losses.
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
Current expected credit losses ("CECL") requires expected credit related losses for available for sale debt securities to be recorded through an allowance for credit losses, while non-credit related losses will continue to be recognized through other comprehensive income. The Company’s held to maturity debt securities are also required to utilize the CECL approach to estimate expected credit losses.
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
Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions with respect to individual securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause credit losses and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether impairment of a security is related to credit usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Significant negative changes to valuations could result in credit losses on our securities portfolio, which could have an adverse effect on our financial condition or results of operations. As of December 31, 2024, we had $30.0 million of accumulated other comprehensive losses.

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

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Significant negative industry or economic trends, reduced estimates of future cash flows or disruptions to our business, could indicate that goodwill might be impaired. Our valuation methodology for assessing impairment requires management to make judgements and assumptions based on historical experience and to rely on projections of future operating performance. In the event that we conclude in a future assessment that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2024, we had goodwill of $81.5 million, which represents approximately 20.6% of shareholders’ equity. See Notes 2 and 8 to the Consolidated Financial Statements for additional information concerning our goodwill and the required impairment test.

In assessing the realizability of Deferred tax assets ("DTAs"), management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary.

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
In March 2023, Silicon Valley Bank and Signature Bank experienced large deposit outflows, coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into FDIC receivership. Additionally in May 2023, First Republic Bank experienced similar circumstances which resulted in the institution being placed into FDIC receivership. The placement of these institutions into receivership has resulted in market disruption and increased concerns that diminished depositor confidence across the banking industry in general could lead to deposit outflows that could destabilize other institutions. At December 31, 2024, we had $98.5 million in cash and cash equivalents. Notwithstanding our significant liquidity, large deposit outflows could materially and adversely affect our financial condition and results of operations. Following the placement of Silicon Valley Bank and Signature Bank into FDIC receivership, the federal banking regulators also issued a joint statement providing that the losses to support the uninsured deposits of those banks would be recovered via a special assessment on banks with $5.0 billion or more in total consolidated assets. While this special assessment does not apply to us, any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums, to the extent that they result in increased deposit insurance costs, would reduce our profitability.

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

Item 2.    Properties.
We currently conduct business from 18 banking offices in Acadiana, four banking offices in Baton Rouge, six banking offices in Greater New Orleans, six banking offices in the Northshore (of Lake Pontchartrain) region of Louisiana, three banking offices in Natchez, Mississippi, and six banking offices in the Houston area. The Bank owns 33 of its 43 banking offices. The Bank leases the land for one banking office in our Northshore market, and leases one banking office in Acadiana, Baton Rouge, Mississippi and Greater New Orleans, respectively, and five banking centers in the Houston market.
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
Item 4.    Mine Safety Disclosures.
Not applicable
PART II
Item 5.     Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)Home Bancorp, Inc.’s common stock is listed on the Nasdaq Global Select Market under the symbol “HBCP”. The common stock commenced trading on the Nasdaq Stock Market on October 3, 2008. As of the close of business on December 31, 2024, there were 8,091,522 shares of common stock outstanding, held by approximately 596 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following graph shows a comparison of the cumulative total returns for the common stock of Home Bancorp, Inc., the Nasdaq Composite Index, and the S&P US Small Cap Banks Index for the period beginning December 31, 2019 and ending December 31, 2024. The graph below represents $100 invested in our common stock at its closing price on December 31, 2019.

Total Return Performance
250
200
150
100
50
Index Value
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Home Bancorp, Inc.
NASDAQ Composite
S&P US Small Cap Banks

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Home Bancorp, Inc.	100.00	73.79	112.14	110.73	119.56	134.82
NASDAQ Composite	100.00	144.07	174.88	117.00	167.80	215.86
S&P US Small Cap Banks	100.00	90.82	126.43	111.47	112.03	132.44
The stock price information shown above is not necessarily indicative of future price performance. Information used was obtained from S&P Global Market Intelligence, Charlottesville, Virginia. The Company assumes no responsibility for any errors or omissions in such information.
The Company did not sell any of its equity securities during 2024 that were not registered under the Securities Act of 1933.
For information regarding the Company’s equity compensation plans, see Item 12.
(b)Not applicable.
(c)On October 18, 2023, the Company announced the approval of a new repurchase program (the "2023 Repurchase Plan"). Under the 2023 Repurchase Plan, the Company may purchase up to 405,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions. The Company’s purchases of its common stock made during the fourth quarter of 2024 (which were made pursuant to the 2023 Repurchase Plan) are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2024	1,000	$48.21	1,000	312,812
November 1 - November 30, 2024	1,000	50.00	1,000	311,812
December 1 - December 31, 2024	—	—	—	311,812
Total	2,000	$49.11	2,000	311,812
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
EXECUTIVE OVERVIEW
The Company reported net income for 2024 of $36.4 million, or $4.55 diluted EPS compared to $40.2 million, or $4.99 diluted EPS, reported for 2023. Key components of the Company's performance in 2024 are summarized below.
•Assets increased $123.5 million, or 3.7%, from December 31, 2023 to $3.4 billion at December 31, 2024.
•Loans increased by $136.5 million, or 5.3%, from December 31, 2023 to $2.7 billion at December 31, 2024.
•During the year ended December 31, 2024, the Company provisioned $2.4 million of the allowance for loan losses compared to a $2.3 million provisioned for the year ended December 31, 2023.
•The ALL totaled $32.9 million, or 1.21% of total loans, at December 31, 2024. The ACL, which is comprised of the allowance for loan losses plus the allowance for unfunded lending commitments, totaled $35.6 million, or 1.31% of total loans, at December 31, 2024.
•Total deposits increased $110.1 million, or 4.1%, from December 31, 2023 to $2.8 billion at December 31, 2024, primarily due to increases in certificate of deposits and money market accounts.
•The Company repurchased 124,634 shares of common stock at an average price of $37.79 per share during 2024.
•The net interest margin was 3.71% for the year ended December 31, 2024, down 18 bps compared to 2023, primarily due to an increase in the average cost of interest-bearing liabilities, partially offset with an increase in the average yield earned on interest-earning assets during 2024.
•The average rate paid on total interest-bearing deposits during 2024 was 2.66%, up 110 bps compared to 2023.
•Noninterest income decreased $11,000, or 0.1%, in 2024 compared to 2023, primarily due to a decrease in bank card fees and gain on sale of loans, which were offset by an increase in other noninterest income.
•Noninterest expense increased $4.4 million, or 5.4%, in 2024 compared to 2023 primarily due to an increase in compensation and benefits, foreclosed assets (primarily due to the absence of a $769,000 foreclosed asset recovery of a previous loss on a OREO sale that occurred during the first quarter of 2023), data processing and communications, and occupancy expenses, which were partially offset by a decrease in the provision for credit losses on unfunded commitments.
SELECTED FINANCIAL DATA
Set forth below is selected summary historical financial and other data of the Company. When you read this summary historical financial data, it is important that you also read the historical financial statements and related notes contained in Item 8 of this Form 10-K. Taxable equivalent (“TE”) ratios have been calculated using a marginal tax rate of 21%.

	As of December 31,
(dollars in thousands)	2024	2023	2022	2021	2020
Selected Financial Condition Data:
Total assets	$3,443,668	$3,320,122	$3,228,280	$2,938,244	$2,591,850
Cash and cash equivalents	98,548	75,831	87,401	601,443	187,952
Interest-bearing deposits in banks	—	99	349	349	349
Investment securities:
Available for sale	402,792	433,926	486,518	327,632	254,752
Held to maturity	1,065	1,065	1,075	2,102	2,934
Loans receivable, net	2,685,269	2,550,101	2,401,451	1,819,004	1,946,991
Intangible assets	85,044	86,372	87,973	61,949	63,112
Deposits	2,780,696	2,670,624	2,633,181	2,535,849	2,213,821
Other borrowings	5,539	5,539	5,539	5,539	5,539
Subordinated debt, net of issuance cost	54,459	54,241	54,013	—	—
Federal Home Loan Bank advances	175,546	192,713	176,213	26,046	28,824
Shareholders’ equity	396,088	367,444	329,954	351,903	321,842

	For the Years Ended December 31,
(dollars in thousands, except per share data)	2024	2023	2022	2021	2020
Selected Operating Data:
Interest income	$184,767	$163,663	$125,930	$106,902	$104,129
Interest expense	64,505	42,971	7,915	5,913	11,918
Net interest income	120,262	120,692	118,015	100,989	92,211
Provision (reversal) for loan losses	2,415	2,341	7,489	(10,161)	12,728
Net interest income after provision for loan losses	117,847	118,351	110,526	111,150	79,483
Noninterest income	14,625	14,636	13,885	16,271	14,305
Noninterest expense	87,289	82,841	81,909	66,982	62,981
Income before income taxes	45,183	50,146	42,502	60,439	30,807
Income taxes	8,756	9,906	8,430	11,818	6,042
Net income	$36,427	$40,240	$34,072	$48,621	$24,765
Earnings per share - basic	$4.58	$5.02	$4.19	$5.80	$2.86
Earnings per share - diluted	$4.55	$4.99	$4.16	$5.77	$2.85
Cash dividends per share	$1.01	$1.00	$0.93	$0.91	$0.88

	As of or For the Years Ended December 31,
	2024	2023	2022	2021	2020
Selected Operating Ratios: (1)
Average yield on interest-earning assets(TE)	5.74%	5.28%	4.19%	4.11%	4.48%
Average rate on interest-bearing liabilities	2.90	2.08	0.41	0.35	0.76
Average interest rate spread(TE)(2)	2.84	3.20	3.78	3.76	3.72
Net interest margin(TE)(3)	3.71	3.89	3.92	3.88	3.96
Average interest-earning assets to average interest-bearing liabilities	143.29	148.73	154.87	152.48	146.05
Noninterest expense to average assets	2.58	2.54	2.58	2.42	2.53
Efficiency ratio(4)	64.71	61.21	62.10	57.12	59.13
Return on average assets	1.08	1.23	1.07	1.76	0.99
Return on average common equity	9.56	11.59	10.16	14.38	7.83

	As of or For the Years Ended December 31,
	2024	2023	2022	2021	2020
Return on average tangible common equity (Non-GAAP)(7)	12.68	15.95	13.93	17.98	10.24
Common stock dividend payout ratio	22.20	20.04	22.36	15.77	30.88
Average equity to average assets	11.26	10.64	10.55	12.22	12.69
Book value per common share	$48.95	$45.04	$39.82	$41.27	$36.82
Tangible book value per common share (Non-GAAP)(8)	38.44	34.45	29.20	34.00	29.60
Asset Quality Ratios: (5)
Non-performing loans as a percent of total loans receivable	0.50%	0.34%	0.43%	0.72%	0.61%
Non-performing assets as a percent of total assets	0.45	0.31	0.34	0.49	0.95
Allowance for loan losses as a percent of non-performing loans as of end of period	242.1	357.81	278.6	158.9	110.0
Allowance for loan losses as a percent of net loans as of end of period	1.21	1.22	1.15	1.15	1.29

Capital Ratios: (5) (6)
Tier 1 risk-based capital ratio	13.28%	12.98%	12.43%	14.66%	13.92%
Leverage capital ratio	11.38	10.98	10.43	9.77	9.68
Total risk-based capital ratio	14.51	14.23	13.63	15.85	15.18

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
(6)Capital ratios are for Home Bank only.
(7)Tangible calculation eliminates goodwill, core deposit intangible and the corresponding amortization expense, net of tax.
(8)Tangible calculation eliminates goodwill and core deposit intangible.
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

Non-GAAP Reconciliation

	As of or For the Years Ended December 31,
(dollars in thousands, except per share data)	2024	2023	2022	2021	2020
Book value per common share	$48.95	$45.04	$39.82	$41.27	$36.82
Less: Intangibles	10.51	10.59	10.62	7.27	7.22
Tangible book value per common share	38.44	34.45	29.20	34.00	29.60
Net Income	36,427	40,240	34,072	48,621	24,765
Add: CDI amortization, net of tax	1,049	1,264	1,266	919	1,074
Non-GAAP tangible income	37,476	41,504	35,338	49,540	25,839
Return on common equity	9.56%	11.59%	10.16%	14.38%	7.83%
Add: Intangibles	3.12	4.36	3.77	3.60	2.41
Return on average tangible common equity	12.68%	15.95%	13.93%	17.98%	10.24%
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
Allowance for Credit Losses
Management considers the policies related to the allowance for credit losses as the most critical to the financial statement presentation. The total allowance for credit losses includes activity related to allowances calculated in accordance with Accounting Standards Codification ("ASC") 326, Financial Instruments — Credit Losses. The allowance for credit losses is established through a provision for credit losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the credit losses expected to be recognized over the life of the loans in our portfolio. The allowance for loan losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. For purposes of determining the allowance for credit losses, the loan portfolio is segregated by product types in order to recognize differing risk profiles among categories. Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. Management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Adjustments to historical loss information are made to incorporate our reasonable and supportable forecast of future losses at the portfolio segment level, as well as any necessary qualitative adjustments, including, but not limited to, changes in current and expected future economic conditions, changes in industry experience and industry loan concentrations, changes in the volume and severity of nonperforming assets, changes in lending policies and personnel and changes in the competitive and regulatory environment of the banking industry. Loans that do not share similar risk characteristics are individually evaluated and are excluded from the pooled loan analysis.
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
The Company’s lending activities are subject to underwriting standards and loan origination procedures established by our Board of Directors and management. Loan originations are obtained through a variety of sources, primarily existing customers as well as new customers obtained from referrals and local advertising and promotional efforts. one- to four-family residential mortgage loan applications and consumer loan applications are taken at any of the Bank’s branch offices. Applications for other loans typically are taken personally by one of our loan officers, although they may be received by a branch office initially and then referred to a loan officer. All loan applications are processed and underwritten centrally at the Bank’s main office.
Total loans in portfolio (which does not include mortgage loans held for sale) increased $136.5 million, or 5.3%, from December 31, 2023 to $2.7 billion at December 31, 2024. At December 31, 2024, the total recorded net investment in PPP loans was $2.6 million, which is included in commercial and industrial loans. The recorded investment in PPP loans is net of $16,000 in deferred lender fees, which will be amortized into interest income over the life of the loans. Excluding PPP loans, total loans increased by $139.5 million, or 5.4% for the year ended December 31, 2024.

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

	December 31,
(dollars in thousands)	2024	2023	2022	2021	2020
Real estate loans:
One- to four-family first mortgage	$501,225	$433,401	$389,616	$350,843	$395,638
Home equity loans and lines	79,097	68,977	61,863	60,312	67,700
Commercial real estate	1,158,781	1,192,691	1,152,537	801,624	750,623
Construction and land	352,263	340,724	313,175	259,652	221,823
Multi-family residential	178,568	107,263	100,588	90,518	87,332
Total real estate loans	2,269,934	2,143,056	2,017,779	1,562,949	1,523,116

Other loans:
Commercial and industrial	418,627	405,659	377,894	244,123	417,926
Consumer	29,624	32,923	35,077	33,021	38,912
Total other loans	448,251	438,582	412,971	277,144	456,838
Total loans	$2,718,185	$2,581,638	$2,430,750	$1,840,093	$1,979,954
The following table reflects contractual loan maturities as of December 31, 2024, unadjusted for scheduled principal reductions, prepayments, or repricing opportunities. The table also reflects the portion of loans due after one year that have fixed or variable interest rates.

	Amounts as of December 31, 2024 which mature in:
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
One- to four-family first mortgage	$27,818	$144,637	$64,680	$264,090	$501,225
Home equity loans and lines	5,010	10,928	6,356	56,803	79,097
Commercial real estate	155,821	533,981	342,225	126,754	1,158,781
Construction and land	124,404	149,607	43,820	34,432	352,263
Multi-family residential	27,414	127,086	13,573	10,495	178,568
Commercial and industrial	150,405	170,820	97,170	232	418,627
Consumer	4,280	12,568	11,766	1,010	29,624
Total	$495,152	$1,149,627	$579,590	$493,816	$2,718,185

Loans with fixed interest rates:
One- to four-family first mortgage		$115,593	$35,395	$106,851	$257,839
Home equity loans and lines		2,807	4,977	193	7,977
Commercial real estate		467,292	254,196	7,365	728,853
Construction and land		65,339	10,476	—	75,815
Multi-family residential		116,693	11,280	3,466	131,439
Commercial and industrial		89,496	59,134	1	148,631
Consumer		9,556	11,149	806	21,511
Total		$866,776	$386,607	$118,682	$1,372,065

Loans with variable interest rates:
One- to four-family first mortgage		$29,044	$29,285	$157,239	$215,568
Home equity loans and lines		8,121	1,379	56,610	66,110
Commercial real estate		66,689	88,029	119,389	274,107
Construction and land		84,268	33,344	34,432	152,044
Multi-family residential		10,393	2,293	7,029	19,715
Commercial and industrial		81,324	38,036	231	119,591

	Amounts as of December 31, 2024 which mature in:
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Consumer		3,012	617	204	3,833
Total		$282,851	$192,983	$375,134	$850,968
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
The following table presents the activity in the allowance for credit losses for the years indicated.

	For the Years Ended December 31,
(dollars in thousands)	2024	2023	2022	2021	2020
Allowance for loan losses:
Beginning balance	$31,537	$29,299	$21,089	$32,963	$17,868
ASC 326 adoption impact	—	—	—	—	4,633
Provision for acquired PCD loans	—	—	1,415	—	—
Provision for loan losses	2,415	2,341	7,489	(10,161)	12,728
Loans charged off:
One- to four-family first mortgage	—	(12)	(80)	(176)	(99)
Home equity loans and lines	(22)	—	—	(6)	(575)
Commercial real estate	—	(29)	(270)	(1,337)	(5)
Construction and land	(123)	—	—	—	(688)
Multi-family residential	—	—	—	—	—
Commercial and industrial	(875)	(255)	(792)	(599)	(984)
Consumer	(265)	(175)	(256)	(187)	(250)
Recoveries on charged off loans	249	368	704	592	335
Ending balance - allowance for loan losses	$32,916	$31,537	$29,299	$21,089	$32,963

Allowance for unfunded lending commitments:
Beginning balance	$2,594	$2,093	$1,815	$1,425	$—
ASC 326 adoption impact	—	—	—	—	1,425
Provision for losses on unfunded commitments	106	501	278	390	—
Ending balance - allowance for unfunded commitments	2,700	2,594	2,093	1,815	1,425
Total allowance for credit losses	$35,616	$34,131	$31,392	$22,904	$34,388
At December 31, 2024, the ALL totaled $32.9 million, or 1.21% of total loans, and the ACL, which includes the reserve for unfunded lending commitments, totaled $35.6 million, or 1.31% of total loans. For the year ended December 31, 2024, the Company provisioned $2.4 million of the allowance for loan losses compared to a provision of $2.3 million for the year ended December 31, 2023. The increase in the provision for loan losses during 2024 and 2023 primarily reflected our loan growth during the year.

The following table presents the allocation of the allowance for loan losses as of December 31 for the years indicated.

	December 31,
	2024		2023		2022		2021		2020
(dollars in thousands)	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans
One-to four-family first mortgage	$4,430	18.4%	$3,255	16.8%	$2,883	16.0%	$1,944	19.1%	$3,065	20.0%
Home equity loans and lines	801	2.9	688	2.7	624	2.6	508	3.2	676	3.4
Commercial real estate	13,521	42.6	14,805	46.2	13,814	47.4	10,454	43.6	18,851	37.9
Construction and land	5,484	13.0	5,415	13.2	4,680	12.9	3,572	14.1	4,155	11.2
Multi-family residential	1,090	6.6	474	4.1	572	4.1	457	4.9	1,077	4.4
Commercial and industrial	6,861	15.4	6,166	15.7	6,024	15.6	3,520	13.3	4,276	21.1
Consumer	729	1.1	734	1.3	702	1.4	634	1.8	863	2.0
Total	$32,916	100.0%	$31,537	100.0%	$29,299	100.0%	$21,089	100.0%	$32,963	100.0%
The following table shows credit ratios at and for the periods indicated and each component of the ratio's calculation:

	For the Years Ended December 31,
	2024	2023	2022	2021	2020
Allowance for loan losses as a percentage of total loans outstanding	1.21%	1.22%	1.21%	1.15%	1.66%
Allowance for loan losses	$32,916	$31,537	$29,299	$21,089	$32,963
Total loans outstanding	$2,718,185	$2,581,638	$2,430,750	$1,840,093	$1,979,954

Nonaccrual loans as a percentage of total loans outstanding	0.50%	0.34%	0.43%	0.72%	0.94%
Total nonaccrual loans	$13,582	$8,814	$10,513	$13,269	$18,677
Total loans outstanding	$2,718,185	$2,581,638	$2,430,750	$1,840,093	$1,979,954

Allowance for loan losses as a percentage of nonaccrual loans	242.35%	357.81%	278.69%	158.93%	176.49%
Allowance for loan losses	$32,916	$31,537	$29,299	$21,089	$32,963
Total nonaccrual loans	$13,582	$8,814	$10,513	$13,269	$18,677

Net charge-offs during period to average loans outstanding:
One-to four family residential loans	—%	0.01%	(0.01)%	(0.04)%	(0.02)%
Net charge-offs	$4	$31	$(41)	$(131)	$(86)
Average loans outstanding	$458,984	$414,780	$367,570	$372,207	$422,156

Net charge-offs during period to average loans outstanding:
Home equity loans and lines	0.02%	0.01%	0.02%	0.03%	(0.76)%
Net charge-offs	$14	$6	$14	$19	$(559)
Average loans outstanding	$73,955	$66,428	$60,023	$62,957	$73,396

Net charge-offs during period to average loans outstanding:
Commercial real estate	—%	0.01%	(0.03)%	(0.17)%	0.01%
Net charge-offs	$—	$71	$(270)	$(1,337)	$50
Average loans outstanding	$1,203,114	$1,170,475	$1,024,610	$769,950	$728,959

	For the Years Ended December 31,
	2024	2023	2022	2021	2020
Net charge-offs during period to average loans outstanding:
Construction and land	(0.04)%	—%	—%	0.03%	(0.33)%
Net charge-offs	$(123)	$—	$—	$63	$(688)
Average loans outstanding	$336,020	$328,218	$297,218	$241,725	$205,591

Net charge-offs during period to average loans outstanding:
Multi-family residential	0.01%	—%	—%	—%	—%
Net charge-offs	$12	$—	$—	$—	$—
Average loans outstanding	$134,664	$104,166	$97,753	$87,101	$72,906

Net charge-offs during period to average loans outstanding:
Commercial and industrial	(0.17)%	(0.02)%	(0.10)%	(0.08)%	(0.24)%
Net charge-offs	$(712)	$(75)	$(283)	$(286)	$(878)
Average loans outstanding	$414,362	$392,397	$294,459	$356,180	$360,930

Net charge-offs during period to average loans outstanding:
Consumer	(0.73)%	(0.40)%	(0.34)%	(0.12)%	(0.25)%
Net charge-offs	$(231)	$(136)	$(114)	$(41)	$(105)
Average loans outstanding	$31,570	$33,837	$33,334	$35,647	$41,350
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
Loans that do not share similar risk characteristics are individually evaluated and are excluded from the pooled loan analysis. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger (i.e., loans with balances of $500,000 or greater) commercial real estate loans, multi-family residential loans, construction and land loans and commercial and industrial loans are individually evaluated for impairment. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to help determine if there is impairment, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer at the Bank. The Bank typically orders an “as is” valuation for collateral property if a loan is in a criticized loan classification. The Board of Directors is provided with monthly reports on individually evaluated loans.
At December 31, 2024 and 2023, loans identified as individually evaluated for expected losses were $5.0 million and $4.2 million, respectively. Due to the adoption of ASC 326, total loans identified as impaired and individually evaluated at December 31, 2024 included $1.3 million of acquired loans, of which none were acquired with deteriorated credit quality. For more information on the adoption of ASC 326, refer to Note 2 of the Consolidated Financial Statements.

The following tables provide a summary of loans individually evaluated for expected losses as of the dates indicated.

	December 31, 2024
(dollars in thousands)	Recorded Investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$—	$—	—%
Home equity loans and lines	—	—	—
Commercial real estate	4,718	200	4.24
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	254	248	97.64
Consumer	—	—	—
Total	$4,972	$448	9.01%

	December 31, 2023
(dollars in thousands)	Recorded Investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$—	$—	—%
Home equity loans and lines	—	—	—
Commercial real estate	3,957	201	5.08
Construction and land	147	123	83.67
Multi-family residential	—	—	—
Commercial and industrial	112	95	84.82
Consumer	—	—	—
Total	$4,216	$419	9.94%
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
At December 31, 2024 and 2023, we had a total of $35.8 million and $28.2 million, respectively, in loans classified as substandard. We had no assets classified as doubtful or loss at either date. For additional information, see Note 5 to the Consolidated Financial Statements.
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
The following table sets forth the composition of the Company’s total nonperforming assets and troubled debt restructurings as of the dates indicated.

	December 31,
(dollars in thousands)	2024	2023	2022	2021	2020
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$7,039	$1,600	$2,300	$3,575	$3,838
Home equity loans and lines	279	208	34	38	63
Commercial real estate	3,304	5,203	6,945	8,431	12,298
Construction and land	1,622	1,181	315	258	469
Multi-family residential	—	—	—	—	—
Other loans:
Commercial and industrial	1,311	331	378	763	1,717
Consumer	27	291	541	204	292
Total nonaccrual loans	13,582	8,814	10,513	13,269	18,677
Accruing loans 90 days or more past due	16	—	2	6	2
Total nonperforming loans	13,598	8,814	10,515	13,275	18,679
Foreclosed assets and ORE	2,010	1,575	461	1,189	1,302
Total nonperforming assets	15,608	10,389	10,976	14,464	19,981
Performing troubled debt restructurings(1)	—	—	6,205	4,963	2,085
Total nonperforming assets and troubled debt restructurings	$15,608	$10,389	$17,181	$19,427	$22,066
Nonperforming loans to total loans	0.50%	0.34%	0.43%	0.72%	0.94%
Nonperforming loans to total assets	0.39%	0.27%	0.33%	0.45%	0.72%
Nonaccrual loans to total loans	0.50%	0.34%	0.43%	0.72%	0.94%
Nonperforming assets to total assets	0.45%	0.31%	0.34%	0.49%	0.77%
Total loans outstanding	$2,718,185	$2,581,638	$2,430,750	$1,840,093	$1,979,954
Total assets outstanding	$3,443,668	$3,320,122	$3,228,280	$2,938,244	$2,591,850
(1)With the adoption of ASU 2022-02, effective January 1, 2023, TDR accounting has been eliminated.
Total nonperforming assets increased by $5.2 million, or 50.2%, to $15.6 million at December 31, 2024, compared to $10.4 million at December 31, 2023. The ratio of nonperforming assets to total assets was 0.45% at December 31, 2024, compared to 0.31% at December 31, 2023.
As of December 31, 2024, total nonperforming loans were up $4.8 million, or 54.3%, from December 31, 2023. Foreclosed assets and ORE were up $435,000, or 27.6%, from December 31, 2023.

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
The investment securities portfolio decreased by an aggregate of $31.1 million, or 7.2%, during 2024. Securities available for sale made up 99.7% of the investment securities portfolio as of December 31, 2024. The following table sets forth the amortized cost and market value of our investment securities portfolio as of the dates indicated.

	December 31,
	2024		2023		2022
(dollars in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Available for sale:
U.S. agency mortgage-backed	$291,351	$261,873	$314,569	$283,853	$355,014	$316,832
Collateralized mortgage obligations	73,931	71,389	82,764	79,262	91,217	86,345
Municipal bonds	53,458	45,829	53,891	46,674	67,476	57,625
U.S. government agency	18,079	17,128	19,151	18,049	20,600	19,333
Corporate bonds	6,985	6,573	6,982	6,088	6,980	6,383
Total available for sale	443,804	402,792	477,357	433,926	541,287	486,518
Held to maturity:
Municipal bonds	1,065	1,065	1,065	1,066	1,075	1,072
Total held to maturity	1,065	1,065	1,065	1,066	1,075	1,072
Total investment securities	$444,869	$403,857	$478,422	$434,992	$542,362	$487,590
The following table sets forth the fixed versus adjustable rate profile of the investment securities portfolio as of the dates indicated. All amounts are shown at amortized cost.

	December 31,
(dollars in thousands)	2024	2023	2022
Fixed rate:
Available for sale	$420,577	$451,517	$511,960
Held to maturity	1,065	1,065	1,075
Total fixed rate	421,642	452,582	513,035
Adjustable rate:
Available for sale	23,227	25,840	29,327
Total adjustable rate	23,227	25,840	29,327
Total investment securities	$444,869	$478,422	$542,362

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities as of December 31, 2024. No tax-exempt yields have been adjusted to a tax-equivalent basis. All amounts are shown at amortized cost.

	Amounts as of December 31, 2024 which mature in:
(dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Through Ten Years	Over Ten Years	Total
Available for sale:
U.S. agency mortgage-backed	$3,988	$83,825	$68,941	$134,597	$291,351
Collateralized mortgage obligations	7,034	50,283	449	16,165	73,931
Municipal bonds	—	9,270	31,367	12,821	53,458
U.S. government agency	5,000	49	12,984	46	18,079
Corporate bonds	—	—	6,985	—	6,985
Total available for sale	16,022	143,427	120,726	163,629	443,804
Weighted average yield	3.13%	2.50%	2.68%	2.17%	2.45%
Held to maturity:
Municipal bonds	—	1,065	—	—	1,065
Total held to maturity	—	1,065	—	—	1,065
Weighted average yield	—%	4.00%	—%	—%	4.00%
Total investment securities	$16,022	$144,492	$120,726	$163,629	$444,869
Weighted average yield	3.13%	2.51%	2.68%	2.17%	2.45%
The following table summarizes activity in the Company’s investment securities portfolio during 2024.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2023	$433,926	$1,065
Purchases	10,507	—
Principal maturities, prepayments and calls	(43,779)	—
Amortization of premiums and accretion of discounts	(281)	—
Increase in market value	2,419
Balance, December 31, 2024	$402,792	$1,065
As of December 31, 2024, the Company had a net unrealized loss on its available for sale investment securities portfolio of $41.0 million, compared to a net unrealized loss of $43.4 million as of December 31, 2023. Management has determined that the declines in the fair value of these securities are due primarily to the rising interest rate environment and were not attributable to credit losses. The Company has the intent and ability to hold the securities until maturity or until anticipated recovery.
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
Total deposits were $2.8 billion as of December 31, 2024, up $110.1 million, or 4.1%, compared to December 31, 2023. Certificates of deposits totaled $733.9 million as of December 31, 2024, up $89.2 million, or 13.8%, compared to December 31, 2023. The following table sets forth the composition of the Company’s deposits as of the dates indicated.

	December 31,		Increase/(Decrease)
(dollars in thousands)	2024	2023	Amount	Percent
Demand deposit	$733,073	$744,424	$(11,351)	(1.5)%
Savings	210,977	231,624	(20,647)	(8.9)
Money market	457,483	408,024	49,459	12.1
NOW	645,246	641,818	3,428	0.5
Certificates of deposit	733,917	644,734	89,183	13.8
Total deposits	$2,780,696	$2,670,624	$110,072	4.1%
The following table shows the daily average balances of deposits by type and weighted-average rate paid for the periods indicated.

	For the Years Ended December 31,
(dollars in thousands)	2024			2023			2022
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Noninterest-bearing demand deposits	$747,640			$821,592			$894,103
Interest-bearing deposits
Interest-bearing demand deposits	625,005	8,008	1.28%	638,846	5,464	0.86%	745,463	1,941	0.26%
Savings	219,880	1,209	0.55	265,850	1,079	0.41	313,151	413	0.13
Money market accounts	432,198	11,983	2.77	389,959	6,881	1.76	441,367	1,187	0.27
Certificates of deposit	704,981	31,580	4.48	465,710	14,080	3.02	358,729	1,674	0.47
Total interest-bearing deposits	1,982,064	52,780	2.66%	1,760,365	27,504	1.56%	1,858,710	5,215	0.28%
Total deposits	$2,729,704			$2,581,957			$2,752,813
The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) were $813.6 million at December 31, 2024 and $748.6 million at December 31, 2023. Certificates of deposit in the amount of $250,000 and over increased $37.7 million, or 19.7%, from $190.7 million at December 31, 2023 to $228.4 million at December 31, 2024. The following table details the remaining maturity of large-denomination certificates of deposit of $250,000 and over as of the dates indicated.

	December 31,
(dollars in thousands)	2024	2023	2022
3 months or less	$134,885	$46,372	$19,826
3 - 6 months	45,424	33,421	13,646
6 - 12 months	38,623	89,262	26,620
12 - 36 months	8,538	20,366	8,040
More than 36 months	922	1,312	1,310
Total certificates of deposit greater than $250,000	$228,392	$190,733	$69,442
Subordinated Debt
On June 30, 2022, the Company issued $55.0 million in aggregate principal amount of its 5.75% Fixed-to-Floating Rate Subordinated Notes due 2032 (the "Notes"). The Notes were issued at a price equal to 100% of the aggregate principal amount. The Notes have a stated maturity date of June 30, 2032 and bear interest at a fixed rate of 5.75% per year from and including the issue date to but excluding June 30, 2027. From June 30, 2027, the Notes bear interest at a floating rate equal to the then current three-month term secured overnight financing rate (“SOFR”), plus 282 basis points. The Notes may be redeemed by the Company, in whole or in part, on or after June 30, 2027. The Notes are intended to qualify as Tier 2 capital for regulatory purposes.
The carrying value of subordinated debt was $54.5 million and $54.2 million at December 31, 2024 and December 31, 2023, respectively. The subordinated debt was recorded net of issuance costs, which is being amortized using the straight-line method over five years.
Other Borrowings
On March 12, 2023, the Federal Reserve Board created the Bank Term Funding Program ("BTFP"), which offers loans to banks with a term up to one year with no prepayment penalty. The loans are secured by pledging qualifying securities and are valued at par for collateral purposes. At December 31, 2024 and 2023, the Bank pledged securities with a collateral value of $0 and $103.4 million, respectively. The Bank participated in the BTFP during 2024 and paid off the loan before December 31, 2024. The average balance of other borrowings, which included the BTFP loan was $128.7 million during 2024, up $123.1 million from 2023.
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
The Company had $137.2 million short-term FHLB advances as of December 31, 2024, down $12.8 million, or 8.5%, compared to $150.0 million as of December 31, 2023. Long-term FHLB advances totaled $38.3 million as of December 31, 2024, down $4.4 million, or 10.3%, compared to $42.7 million as of December 31, 2023.
Average FHLB advances were $57.0 million during 2024, down $186.6 million, or 76.6%, from 2023.
Shareholders’ Equity
Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At December 31, 2024, shareholders’ equity totaled $396.1 million, up $28.6 million, or 7.8%, compared to $367.4 million at December 31, 2023. The increase was primarily due to the Company’s earnings for the year ended December 31, 2024 and a reduction in accumulated other comprehensive loss, partially offset by shareholders' dividends and repurchases of shares of the Company's common stock.

RESULTS OF OPERATIONS
Net income in 2024 was $36.4 million, down $3.8 million, or 9.5%, compared to 2023. Diluted earnings per share ("EPS") for 2024 was $4.55, down $0.44, or 8.8%, from 2023. For the year ended December 31, 2024, the Company provisioned $2.4 million to the allowance for loan losses compared to a provision of $2.3 million for the year ended December 31, 2023.
Net income in 2023 was $40.2 million, up $6.2 million, or 18.1%, compared to 2022. Diluted EPS for 2023 was $4.99, up $0.83, or 20.0% from 2022. For the year ended December 31, 2023, the Company provisioned $2.3 million to the allowance for loan losses compared to a provision of $7.5 million for the year ended December 31, 2022. The provision during 2022 was significantly impacted by the acquisition of Friendswood.
Net Interest Income
Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s net interest spread was 2.84%, 3.20% and 3.78% for the years ended December 31, 2024, 2023, and 2022, respectively.
Net interest income totaled $120.3 million in 2024, down $430,000, or 0.4%, compared to $120.7 million in 2023. The decrease was primarily due to the cost and increase in average interest-bearing liabilities outpacing the yield and increase in average interest-earning assets. Total interest expense increased $21.5 million, or 50.1%, in 2024 compared to 2023 primarily related to higher deposit costs during 2024 compared to 2023. The average cost of total interest-bearing deposits increased by 110 basis points to 2.66% in 2024.
In 2023, net interest income totaled $120.7 million, up $2.7 million, or 2.3%, compared to $118.0 million in 2022. The increase in net interest income for 2023 compared to 2022 was primarily due to the impact of a full year of Friendswood's interest-earning assets and loan growth. Total interest expense increased $35.1 million, or 442.9%, in 2023 compared to 2022 primarily related to higher FHLB advances during 2023 compared to 2022, increased costs in interest-bearing deposits and a full year of interest expense on our subordinated debt issued in 2022. The average cost of total interest-bearing deposits in 2023 totaled 1.56%, up 128 basis points from 2022.
The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 3.71%, 3.89%, and 3.92% during the years ended December 31, 2024, 2023, and 2022, respectively.
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

	For the Years Ended December 31,
(dollars in thousands)	2024			2023			2022
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans receivable(1)	$2,652,669	$170,255	6.33%	$2,510,301	$149,338	5.88%	$2,174,967	$112,660	5.12%
Investment securities(TE)
Taxable	443,523	10,618	2.39	485,201	11,537	2.38	455,757	9,647	2.12
Tax-exempt	16,262	290	2.26	19,322	367	2.41	24,371	481	2.50
Total investment securities	459,785	10,908	2.39	504,523	11,904	2.38	480,128	10,128	2.14
Other interest-earning assets	71,498	3,604	5.04	54,323	2,421	4.46	325,429	3,142	0.97
Total interest-earning assets(TE)	3,183,952	184,767	5.74	3,069,147	163,663	5.28	2,980,524	125,930	4.19
Noninterest-earning assets	202,769			193,673			198,338
Total assets	$3,386,721			$3,262,820			$3,178,862
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,277,083	$21,200	1.66%	$1,294,655	$13,424	1.04%	$1,499,981	$3,541	0.24%
Certificates of deposit	704,981	31,580	4.48	465,710	14,080	3.02	358,729	1,674	0.47
Total interest-bearing deposits	1,982,064	52,780	2.66	1,760,365	27,504	1.56	1,858,710	5,215	0.28
Other borrowings	128,699	6,094	4.74	5,567	214	3.84	5,603	213	3.80
Subordinated debt	54,348	3,381	6.22	54,128	3,390	6.26	27,396	1,710	6.24
FHLB advances	56,956	2,250	3.92	243,513	11,863	4.81	32,762	777	2.36
Total interest-bearing liabilities	2,222,067	64,505	2.90	2,063,573	42,971	2.08	1,924,471	7,915	0.41
Noninterest-bearing liabilities	783,458			851,942			918,937
Total liabilities	3,005,525			2,915,515			2,843,408
Shareholders’ equity	381,196			347,305			335,454
Total liabilities and shareholders’ equity	$3,386,721			$3,262,820			$3,178,862
Net interest-earning assets	$961,885			$1,005,574			$1,056,053
Net interest income; net interest spread(TE)		$120,262	2.84%		$120,692	3.20%		$118,015	3.78%
Net interest margin(TE)			3.71%			3.89%			3.92%
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

	2024 Compared to 2023 Change Attributable To			2023 Compared to 2022 Change Attributable To
(dollars in thousands)	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
Interest income:
Loans receivable	$10,851	$10,066	$20,917	$18,114	$18,564	$36,678
Investment securities	(359)	(637)	(996)	972	804	1,776
Other interest-earning assets	535	648	1,183	1,401	(2,122)	(721)
Total interest income	11,027	10,077	21,104	20,487	17,246	37,733
Interest expense:
Savings, checking and money market accounts	4,719	3,057	7,776	6,501	3,382	9,883
Certificates of deposit	8,693	8,807	17,500	7,296	5,110	12,406
Other borrowings	2,350	3,530	5,880	1	—	1
Subordinated debt	(9)	—	(9)	630	1,050	1,680
FHLB advances	(3,570)	(6,043)	(9,613)	4,461	6,625	11,086
Total interest expense	12,183	9,351	21,534	18,889	16,167	35,056
Increase (decrease) in net interest income	$(1,156)	$726	$(430)	$1,598	$1,079	$2,677
Interest income includes interest income earned on earning assets as well as applicable loan fees earned. Interest income that would have been earned on nonaccrual loans had they been on accrual status is not included in the data reported above.
Provision for Loan Losses
For the year ended December 31, 2024, the Company provisioned $2.4 million to the allowance for loan losses compared to a provision of $2.3 million and $7.5 million for 2023 and 2022, respectively. The provision for loan losses during 2024 reflected our assessment of the change in expected losses due primarily to loan growth during the year.
Net charge-offs were $1.0 million for 2024, compared to net charge-offs of $103,000 and $694,000 for 2023 and 2022, respectively. Net loan charge-offs for 2024 were primarily attributable to originated commercial and industrial, consumer and construction and land loans. Charge-offs during 2023 were primarily attributable to an originated commercial and industrial loan and consumer loans.
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Allowance for Credit Losses" provides additional information on the changes in the ALL and ACL.

Noninterest Income
The following table illustrates the primary components of noninterest income for the years indicated.

(dollars in thousands)	2024	2023	2024 vs 2023 Percent Increase (Decrease)	2022	2023 vs 2022 Percent Increase (Decrease)
Noninterest income:
Service fees and charges	$5,118	$4,992	2.5%	$4,920	1.5%
Bank card fees	6,525	7,051	(7.5)	6,279	12.3
Gain on sale of loans, net	470	816	(42.4)	663	23.1
Income from bank-owned life insurance	1,100	1,045	5.3	915	14.2
Loss on sale of securities, net	—	(249)	(100.0)	—	—
Gain (loss) on sale of assets, net	33	(27)	(222.2)	26	(203.8)
Other income	1,379	1,008	36.8	1,082	(6.8)
Total noninterest income	$14,625	$14,636	(0.1)%	$13,885	5.4%
2024 compared to 2023
Noninterest income for 2024 totaled $14.6 million, down $11,000, or 0.1%, compared to 2023. Income from bank card fees for 2024 was down $526,000, or 7.5%, from 2023 primarily due to decreased transaction activity by our cardholders.
Gain on sale of loans for 2024 decreased $346,000, or 42.4%, compared to 2023, primarily due to less sales of SBA loans in 2024 compared to 2023.
Other income for 2024 increased $371,000, or 36.8%, compared to 2023 primarily due to derivative fee income and an increase in Small Business Investment Company ("SBIC") income.
2023 compared to 2022
Noninterest income for 2023 totaled $14.6 million, up $751,000, or 5.4%, compared to 2022. Income from bank card fees for 2023 was up $772,000, or 12.3%, from 2022, primarily due to to increased transaction activity by our cardholders.
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
Income from bank-owned life insurance for 2023 increased $130,000 primarily due to full year of income for insurance policies purchase purchased late in the third quarter of 2022.

Noninterest Expense
The following table illustrates the primary components of noninterest expense for the years indicated.

(dollars in thousands)	2024	2023	2024 vs 2023 Percent Increase (Decrease)	2022	2023 vs 2022 Percent Increase (Decrease)
Noninterest expense:
Compensation and benefits	$51,330	$48,933	4.9%	$47,750	2.5%
Occupancy	10,131	9,674	4.7	8,715	11.0
Marketing and advertising	2,000	2,146	(6.8)	2,263	(5.2)
Data processing and communication	10,241	9,372	9.3	9,307	0.7
Professional services	1,922	1,690	13.7	1,740	(2.9)
Forms, printing and supplies	794	781	1.7	766	2.0
Franchise and shares tax	1,863	1,755	6.2	2,108	(16.7)
Regulatory fees	1,954	2,040	(4.2)	2,122	(3.9)
Foreclosed assets, net	341	(547)	162.3	523	(204.6)
Amortization of acquisition intangible	1,328	1,601	(17.1)	1,602	(0.1)
Provision for credit losses on unfunded commitments	106	501	(78.8)	278	80.2
Other expenses	5,279	4,895	7.8	4,735	3.4
Total noninterest expense	$87,289	$82,841	5.4%	$81,909	1.1%
2024 compared to 2023
Noninterest expense for 2024 totaled $87.3 million, up $4.4 million, or 5.4%, from 2023.
Compensation and benefits expense for 2024 was up $2.4 million, or 4.9%, compared to 2023, primarily due to increased salaries and compensation expense.
Data processing and communication for 2024 was up $869,000, or 9.3%, compared to 2023, primarily due to increases in cost of maintenance contracts in 2024.
Occupancy expense for 2024 was up $457,000, or 4.7%, compared to 2023, primarily due to an additional leases in our Houston market.
In 2024, the Company recorded a $341,000 expense related to foreclosed assets, compared to a $547,000 reversal in 2023, primarily due to a $769,000 recovery of a previous loss on a foreclosed asset.
Provision for credit losses on unfunded commitments decreased $395,000, or 78.8%, compared to 2023, primarily due to a decrease in unfunded commitments.
2023 compared to 2022
Noninterest expense for 2023 totaled $82.8 million, up $932,000, or 1.1%, from 2022. Noninterest expense for 2022 included merger-related expenses from the Friendswood acquisition totaling $2.0 million (pre-tax). The increase in noninterest expense in 2023, primarily reflects the overall growth of the Company and the impact of the Friendswood acquisition for a full year.
Compensation and benefits expense for 2023 was up $1.2 million, or 2.5%, compared to 2022, primarily due to increased salaries and compensation expense.
Occupancy expense for 2023 was up $959,000, or 11.0%, compared to 2022, primarily due to the additional offices in the Houston market area.
Provision for credit losses on unfunded commitments increased $223,000, or 80.2%, compared to 2022, primarily due to increased funding commitments.
In 2023, the Company recorded a $547,000 reversal to expenses related to foreclosed assets, primarily due to a $769,000 recovery of a previous loss on a foreclosed asset, compared to a $523,000 expense in 2022.

Income Taxes
For the years ended December 31, 2024, 2023 and 2022, the Company incurred income tax expense of $8.8 million, $9.9 million and $8.4 million, respectively. The Company’s effective tax rate was 19.4%, 19.8%, and 19.8% for 2024, 2023 and 2022, respectively.
The Company's effective tax rate in 2024 decreased compared to 2023 due to variances in items that are non-taxable or non-deductible. The Company's effective tax rate in 2023 remained consistent with 2022. See Note 15 to the Consolidated Financial Statements for additional information concerning our income taxes.
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
We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At December 31, 2024, certificates of deposit maturing within the next 12 months totaled $693.3 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.
In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years, we have utilized borrowings as a cost efficient addition to deposits as a source of funds. Our borrowings consist of advances from the FHLB, of which we are a member. Under terms of the collateral agreement with the FHLB, we may pledge residential mortgage loans and mortgage-backed securities as well as our stock in the FHLB as collateral for such advances. For the year ended December 31, 2024, the average balance of our outstanding FHLB advances was $57.0 million. At December 31, 2024, we had $175.5 million in outstanding FHLB advances and $1.1 billion in additional FHLB advances available to us.
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
Our interest rate sensitivity is also monitored by management through the use of models which generate estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of December 31, 2024.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	0.4
+100	0.3
-100	(1.0)
-200	(2.3)
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
•we generally sell our conforming long-term (30-year) fixed-rate one- to four--family residential mortgage loans into the secondary market; and
•we have invested in securities, consisting primarily of mortgage-backed securities and collateral mortgage obligations, with relatively short average lives, generally three to five years, and we maintain adequate amounts of liquid assets.
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

	Contract Amount
(dollars in thousands)	2024	2023
Standby letters of credit	$6,502	$7,289
Available portion of lines of credit	488,930	368,398
Undisbursed portion of loans in process	76,424	221,997
Commitments to originate loans	161,482	127,076
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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and the undisbursed portion of construction loans as of December 31, 2024.

(dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Unused commercial lines of credit	$126,712	$80,014	$31,961	$78,060	$316,747
Unused personal lines of credit	51,774	35,512	13,419	71,478	172,183
Undisbursed portion of loans in process	43,512	15,634	16,295	983	76,424
Standby letters of credit	5,723	779	—	—	6,502
Commitments to originate loans	148,868	8,053	4,561	—	161,482
Total	$376,589	$139,992	$66,236	$150,521	$733,338
The Company has utilized leasing arrangements to support the ongoing activities of the Company. The required payments under such commitments and other contractual cash commitments as of December 31, 2024 are shown in the following table.

(dollars in thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Operating leases	$1,357	$1,371	$1,386	$1,228	$1,150	$10,160	$16,652
Certificates of deposit	693,281	30,038	3,930	2,646	2,838	1,184	733,917
Subordinated debt	—	—	—	—	—	55,000	55,000
Long-term FHLB advances	35,194	3,132	—	—	—	—	38,326
Total	$729,832	$34,541	$5,316	$3,874	$3,988	$66,344	$843,895

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
Lafayette, Louisiana
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of Home Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive (loss) income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively, the consolidated financial statements). We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
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
Estimate of the allowance for loan losses – reserves related to collectively evaluated loans
As described in Notes 2 and 5 to the consolidated financial statements, the Company’s allowance for loan losses (“ALL”) totaled $32.9 million of which $32.5 million relates to collectively evaluated loans (“general reserves”). The Company has identified loan pools with similar risk characteristics. The Company estimated the general reserves for all loan pools using the discounted cash flow method, except for general reserves for the credit card portfolio which were estimated using the remaining life method.
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

Atlanta, Georgia
March 12, 2025

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(dollars in thousands)	2024	2023
Assets
Cash and cash equivalents	$98,548	$75,831
Interest-bearing deposits in banks	—	99
Investment securities available for sale, at fair value (amortized cost $443,804 and $477,357, respectively)	402,792	433,926
Investment securities held to maturity (fair values of $1,065 and $1,066, respectively)	1,065	1,065
Mortgage loans held for sale	832	361
Loans, net of unearned income	2,718,185	2,581,638
Allowance for loan losses	(32,916)	(31,537)
Total loans, net of unearned income and allowance for loan losses	2,685,269	2,550,101
Office properties and equipment, net	42,324	41,980
Cash surrender value of bank-owned life insurance	48,421	47,321
Goodwill and core deposit intangibles	85,044	86,372
Accrued interest receivable and other assets	79,373	83,066
Total Assets	$3,443,668	$3,320,122
Liabilities
Deposits:
Noninterest-bearing	$733,073	$744,424
Interest-bearing	2,047,623	1,926,200
Total deposits	2,780,696	2,670,624
Other borrowings	5,539	5,539
Subordinated debt, net of unamortized issuance cost	54,459	54,241
Short-term Federal Home Loan Bank advances	137,220	150,000
Long-term Federal Home Loan Bank advances	38,326	42,713
Accrued interest payable and other liabilities	31,340	29,561
Total Liabilities	3,047,580	2,952,678
Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 8,091,522 and 8,158,281 shares issued and outstanding, respectively	81	81
Additional paid-in capital	168,138	165,823
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(1,339)	(1,696)
Recognition and Retention Plan (RRP)	—	(1)
Retained earnings	259,190	234,619
Accumulated other comprehensive loss	(29,982)	(31,382)
Total Shareholders’ Equity	396,088	367,444
Total Liabilities and Shareholders’ Equity	$3,443,668	$3,320,122

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(dollars in thousands except per share data)	2024	2023	2022
Interest Income
Loans, including fees	$170,255	$149,338	$112,660
Investment securities:
Taxable interest	10,618	11,537	9,647
Tax-exempt interest	290	367	481
Other investments and deposits	3,604	2,421	3,142
Total interest income	184,767	163,663	125,930
Interest Expense
Deposits	52,780	27,504	5,215
Other borrowings expense	6,094	214	213
Subordinated debt expense	3,381	3,390	1,710
Short-term Federal Home Loan Bank advances	963	10,727	361
Long-term Federal Home Loan Bank advances	1,287	1,136	416
Total interest expense	64,505	42,971	7,915
Net interest income	120,262	120,692	118,015
Provision for loan losses	2,415	2,341	7,489
Net interest income after provision for loan losses	117,847	118,351	110,526
Noninterest Income
Service fees and charges	5,118	4,992	4,920
Bank card fees	6,525	7,051	6,279
Gain on sale of loans, net	470	816	663
Income from bank-owned life insurance	1,100	1,045	915
Loss on sale of securities, net	—	(249)	—
Gain (loss) on sale of assets, net	33	(27)	26
Other income	1,379	1,008	1,082
Total noninterest income	14,625	14,636	13,885
Noninterest Expense
Compensation and benefits	51,330	48,933	47,750
Occupancy	10,131	9,674	8,715
Marketing and advertising	2,000	2,146	2,263
Data processing and communication	10,241	9,372	9,307
Professional services	1,922	1,690	1,740
Forms, printing and supplies	794	781	766
Franchise and shares tax	1,863	1,755	2,108
Regulatory fees	1,954	2,040	2,122
Foreclosed assets, net	341	(547)	523
Amortization of acquisition intangible	1,328	1,601	1,602
Provision for credit losses on unfunded commitments	106	501	278
Other expenses	5,279	4,895	4,735
Total noninterest expense	87,289	82,841	81,909
Income before income tax expense	45,183	50,146	42,502
Income tax expense	8,756	9,906	8,430
Net Income	$36,427	$40,240	$34,072
Earnings per share:
Basic	$4.58	$5.02	$4.19
Diluted	$4.55	$4.99	$4.16
Cash dividends declared per common share	$1.01	$1.00	$0.93

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Net Income	$36,427	$40,240	$34,072
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available for sale investment securities	2,419	11,088	(54,116)
Unrealized (losses) gains on cash flow hedges	(646)	(1,307)	3,419
Reclassification adjustment for losses included in net income	—	249	—
Tax effect	(373)	(2,105)	10,646
Other comprehensive income (loss), net of taxes	1,400	7,925	(40,051)
Comprehensive Income (Loss)	$37,827	$48,165	$(5,979)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2021	$85	$164,982	$(2,410)	$(13)	$188,515	$744	$351,903
Net income					34,072		34,072
Other comprehensive loss						(40,051)	(40,051)
Purchase of Company’s common stock at cost, 288,350 shares	(2)	(2,881)			(8,450)		(11,333)
Cash dividends declared, $0.93 per share					(7,777)		(7,777)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 25,902 shares	—	388			(64)		324
Exercise of stock options	—	375					375
RRP shares released for allocation		(6)		6			—
ESOP shares released for allocation		1,272	357				1,629
Share-based compensation cost		812					812
Balance, December 31, 2022	$83	$164,942	$(2,053)	$(7)	$206,296	$(39,307)	$329,954
Net income					40,240		40,240
Other comprehensive income						7,925	7,925
Purchase of Company’s common stock at cost, 164,272 shares	(2)	(1,642)			(3,615)		(5,259)
Cash dividends declared, $1.00 per share					(8,222)		(8,222)
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 31,419 shares	—	409			(80)		329
Exercise of stock options	—	102					102
RRP shares released for allocation		(6)		6			—
ESOP shares released for allocation		1,111	357				1,468
Share-based compensation cost		907					907
Balance, December 31, 2023	$81	$165,823	$(1,696)	$(1)	$234,619	$(31,382)	$367,444
Net income					36,427		36,427
Other comprehensive income						1,400	1,400
Purchase of Company’s common stock at cost, 124,634 shares	(1)	(1,245)			(3,528)		(4,774)
Cash dividends declared, $1.01 per share					(8,189)		(8,189)
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 54,475 shares	1	1,024			(139)		886
Exercise of stock options	—	130					130
RRP shares released for allocation		(1)		1			—
ESOP shares released for allocation		1,286	357				1,643
Share-based compensation cost		1,121					1,121
Balance, December 31, 2024	$81	$168,138	$(1,339)	$—	$259,190	$(29,982)	$396,088

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Cash flows from operating activities, net of effects of acquisitions:
Net income	$36,427	$40,240	$34,072
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,415	2,341	7,489
Depreciation	3,498	3,571	3,464
Amortization and accretion of purchase accounting valuations and intangibles	3,073	3,682	4,078
Federal Home Loan Bank stock dividends	(497)	(607)	(53)
Net amortization of premium on investments	281	374	1,012
Amortization of subordinated debt issuance cost	218	228	120
Loss on sale of securities, net	—	249	—
Gain on sale of loans, net	(470)	(816)	(663)
(Gain) loss on sale of assets, net	(33)	27	(26)
Proceeds, including principal payments, from loans held for sale	48,373	16,540	66,748
Originations of loans held for sale	(48,488)	(16,638)	(65,079)
Non-cash compensation	2,764	2,375	2,441
Deferred income tax benefit	(44)	(33)	(882)
Decrease (increase) in accrued interest receivable and other assets	527	(8,023)	(10,427)
Increase in cash surrender value of bank-owned life insurance	(1,100)	(1,045)	(915)
Increase (decrease) in accrued interest payable and other liabilities	1,787	(1,109)	9,820
Net cash provided by operating activities	48,731	41,356	51,199
Cash flows from investing activities, net of effects of acquisitions:
Purchases of securities available for sale	(10,507)	—	(238,498)
Proceeds from maturities, prepayments and calls on securities available for sale	43,779	49,554	57,922
Proceeds from maturities, prepayments and calls on securities held to maturity	—	—	1,000
Proceeds from sales on securities available for sale	—	13,762	—
Increase in loans, net	(141,753)	(154,666)	(279,450)
Decrease in interest-bearing deposits in banks	99	250	—
Proceeds from sale of foreclosed assets	2,159	809	2,650
Purchases of office properties and equipment	(4,057)	(2,022)	(2,706)
Net cash disbursed in sale of banking center	—	—	(11,182)
Net cash disbursed in business combination	—	—	(16,123)
Proceeds from sale of office properties and equipment	248	4	82
Purchase of bank-owned life insurance	—	—	(5,000)
Purchase of Federal Home Loan Bank stock	(4,409)	(5,215)	(4,047)
Proceeds from redemption of Federal Home Loan Bank stock	7,335	3,269	—
Net cash used in investing activities	(107,106)	(94,255)	(495,352)
Cash flows from financing activities, net of effects of acquisitions:
Increase (decrease) in deposits, net	110,208	37,883	(255,520)
Borrowings on Federal Home Loan Bank advances	1,072,850	17,420,575	155,000
Repayments of Federal Home Loan Bank advances	(1,090,019)	(17,404,079)	(4,850)
Proceeds from issuance of subordinated debt, net of issuance cost	—	—	53,892
Proceeds from exercise of stock options	130	102	375
Issuance of stock under incentive plans	886	329	324
Dividends paid to shareholders	(8,189)	(8,222)	(7,777)
Purchase of Company’s common stock	(4,774)	(5,259)	(11,333)
Net cash provided by (used in) financing activities	81,092	41,329	(69,889)
Net change in cash and cash equivalents	22,717	(11,570)	(514,042)
Cash and cash equivalents at beginning of year	75,831	87,401	601,443
Cash and cash equivalents at end of year	$98,548	$75,831	$87,401

Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$62,099	$41,884	$7,744
Income taxes paid	6,516	12,635	6,535
Noncash investing and financing activities:
Loans transferred to ORE, net of charge offs	2,396	1,793	1,297
Recognition of new operating leases	177	3,321	4,690
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Home Bancorp, Inc., a Louisiana corporation (the “Company”), is the parent holding company for Home Bank, N.A. (the "Bank"). The Bank is a national bank and wholly owned subsidiary of the Company. The Company and Bank are headquartered in Lafayette, Louisiana. As of December 31, 2024, the Company was a bank holding company. The Bank established HB Investment Fund I, LLC and HB Investment Fund II, LLC, as wholly-owned subsidiaries of the Bank to invest in New Markets Tax Credits (“NMTC”) and Federal Tax Credits ("FTC") in our market areas.
In 2010, the Bank expanded into the Northshore (of Lake Pontchartrain) region through a Federal Deposit Insurance Corporation (“FDIC”) assisted acquisition of certain assets and liabilities of the former Statewide Bank. In July 2011, the Bank expanded into the Greater New Orleans region through its acquisition of GS Financial Corporation, the former holding company of Guaranty Savings Bank. In February 2014, the Bank expanded into west Mississippi through its acquisition of Britton & Koontz Capital Corporation, the holding company for Britton & Koontz Bank, N.A. of Natchez, Mississippi. In September 2015, the Bank expanded its presence in the Greater New Orleans region through the acquisition of Louisiana Bancorp, Inc., the former holding company of Bank of New Orleans of Metairie, Louisiana. In December 2017, the Bank expanded its presence in the Acadiana market through the acquisition of St. Martin Bancshares (“SMB”), the former holding company of St. Martin Bank & Trust Company of St. Martinville, Louisiana. In March 2022, the Bank expanded into the Houston, Texas region through the acquisition of Friendswood Capital Corporation ("Friendswood"), the former holding company of Texan Bank, N.A. ("Texan Bank") of Houston, Texas. As of December 31, 2024, the Bank conducted business from 43 banking offices in the Acadiana, Northshore, Baton Rouge, Greater New Orleans, Natchez and Houston regions of south Louisiana, west Mississippi, and east Texas.
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
The Bank may be required to maintain cash reserves with the Federal Reserve Bank. The requirement is dependent upon the Bank’s cash on hand or noninterest-bearing balances. There was no reserve requirement as of December 31, 2024 or 2023.
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
Investment securities that are acquired with the intention of being resold in the near term are classified as trading securities under ASC 320 and are carried at fair value, with unrealized holding gains and losses recognized in current earnings. The Company did not hold any securities for trading purposes at, or during the years ended, December 31, 2024 or 2023.
Securities not meeting the criteria of either trading securities or held to maturity are classified as available for sale and are carried at fair value. Unrealized holding gains and losses for these securities are recognized, net of related income tax effects, in the Consolidated Statements of Comprehensive Income (Loss).
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
The Company performs a process to determine whether declines in the fair value of securities has resulted from credit losses or other factors. This process involves evaluating each security for any indicators of potential credit losses by monitoring credit performance, collateral type, collateral geography, bond credit support, loan-to-value ratios, credit scores, loss severity levels, pricing levels, downgrades by rating agencies, cash flow projections and other factors as indicators of potential credit issues. If this evaluation indicates the existence of credit losses, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis. If the present value of expected cash flows is less than the amortized cost basis, an allowance for credit losses is recorded, limited by the amount that the fair value of the security is less than its amortized cost. Subsequent changes in the allowance for credit losses on securities are recorded with a corresponding provision for credit losses on the Consolidated Statement of Income. If the Company intends to sell the debt security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the security is written down to fair value against the allowance for credit losses, with any additional impairment reported on the Consolidated Statement of Income. The Company applies the practical expedient that permits the exclusion of the accrued interest receivable balance from amortized cost basis of financing receivables.

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
For financial reporting purposes, the Company classifies a portion of its loans as “Mortgage loans held for sale”. Included in this category are loans which the Company has the current intent to sell and loans which are available to be sold in the event that the Company determines that loans should be sold to support the Company’s investment and liquidity objectives, as well as to support its overall asset and liability management strategies. Loans included in this category for which the Company has the current intention to sell are recorded at the lower of aggregate cost or fair value. As of December 31, 2024 and 2023, the Company had $832,000 and $361,000, respectively, in loans classified as “Mortgage loans held for sale.”
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
Acquired Loans
Loans purchased in acquisition transactions are acquired loans, and are recorded at their estimated fair value on the acquisition date.

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
The allowance for credit losses ("ACL") is comprised of the allowance for loan losses, a valuation account available to absorb losses on loans and leases held for investment, and the reserve for unfunded lending commitments, a liability established to absorb credit losses for the expected life of the contractual term of on and off-balance sheet exposures as of the date of the determination. Quarterly, management estimates losses in the portfolio and unfunded exposures based on a number of factors, including the Company’s past loan loss experience, known and potential risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral, and current and forecasted economic conditions.
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
Under ASC 326, the allowance for credit losses ("ACL") is measured on a pool basis when similar risk characteristics exist and is maintained at an amount which management believes is a current estimate of the expected credit losses for the full life of the relevant pool of loans and related unfunded lending commitments. The Company applies the practical expedient that permits the exclusion of the accrued interest receivable balance from amortized cost basis of financing receivables when measuring credit losses under ASC 326. The Company's ACL calculation estimates loan losses using the discounted cash flow method for all loan pools, except for the Company's credit card portfolio. Expected losses are calculated using relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of future cash flows. Loan losses for the credit card portfolio are estimated using the remaining life method due to the limited complexity and size of this portfolio. The discounted cash flow analysis uses loan-level term information (e.g., maturity date, payment amount, interest rate, etc.) and pool-level assumptions (e.g., default rates, prepayment speeds, etc.) to produce expected future cash flows for the full life of every loan in the pool. The expected future cash flows are discounted and results are then aggregated to produce a net present value of the pool and ultimately the ACL requirement for the pool. The remaining life method applies a loss rate to a given pool of loans over the estimated remaining life of the given pool. The remaining life of the pool is based on historical data. The loss rates computed for each pool and expected pool-level funding rates are applied to the related unfunded lending commitments to calculate an ACL on unfunded amounts. For each pool of loans and the unfunded lending commitments, management also evaluates and applies qualitative adjustments to the calculated ACL based on several factors, including, but not limited to, changes in current and expected future economic conditions, changes in industry experience and loan concentrations, changes in the volume and severity of nonperforming assets, changes in lending policies and personnel and changes in the competitive and regulatory environment of the banking industry.
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
Operating Leases
In accordance with ASC 842, Leases, the Company recognizes lease assets and liabilities for both operating and capital leases. For lessees, lease assets represent the right-of-use ("ROU") leased assets for the relevant lease term and lease liabilities that represent the obligation to make lease payments. The Company has made an accounting policy election not to recognize short-term lease assets and liabilities (less than a 12 month term) or immaterial equipment leases in its balance sheets; instead, the Company recognizes the lease expense on a straight-line basis over the life of the lease. At December 31,

2024 and 2023, the Company's right-of-use assets, net of amortization, were $10,280,000 and $11,039,000, respectively. The Company's lease liabilities were $10,737,000 and $11,420,000 at December 31, 2024 and 2023, respectively. The Company reports its right-of-use assets and liabilities within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, on the Consolidated Statements of Financial Condition. The ROU asset and lease liability are recognized at lease commencement based on the present value of the remaining lease payments, considering a discount rate that represents the Company's incremental borrowing rate. Operating lease expense is recognized on a straight-line basis over the lease term and is recognized in occupancy expense Consolidated Statements of Income. See Note 7 for additional information and disclosures on operating leases.
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
The Company recognizes the rights to service Small Business Association ("SBA") sold guaranteed portion of loans as a separate asset, which is recorded in other assets in the Consolidated Statements of Financial Condition. When servicing is contractually separated from the underlying loan by sale with servicing rights retained. The servicing asset is recorded at fair value at the time of sale for the right to service the portion sold. The Company periodically assesses SBA servicing rights for impairment based on the fair value of such rights. To the extent that temporary impairment exists, write-downs are recognized in current earnings as an adjustment to the corresponding valuation allowance. Permanent impairment is recognized through a write-down of the asset with a corresponding reduction in the valuation allowance. Capitalized servicing rights are amortized in proportion to, and over the period of, estimated net servicing income.
Foreclosed Assets and ORE
Foreclosed assets and other real estate ("ORE") includes real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets are recorded at fair value less estimated selling costs at the date acquired or upon receiving new property valuations. Write-downs from cost to fair value at the date of foreclosure are charged against the allowance for credit losses. ORE is recorded at the lower of its net book value or fair value at the date of transfer to ORE. Costs relating to the development and improvement of foreclosed assets and ORE are capitalized, and costs relating to holding and maintaining foreclosed assets and ORE are expensed. Valuations are performed periodically and a charge to operations is recorded if the carrying value of a property exceeds its fair value less selling costs. Generally, the Company appraises foreclosed assets and ORE at the time of foreclosure or transfer to ORE and at least every 12 months following the foreclosure or transfer to ORE. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Financed sales of foreclosed property are accounted for in accordance with ASC 610-20 Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. The Company had $2,010,000 and $1,575,000 of foreclosed assets and ORE as of December 31, 2024 and 2023, respectively. Foreclosed assets and ORE are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
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
Other Investments
Other investments are carried at cost and consist of Federal Reserve Bank ("FRB") stock, FHLB stock, First National Bankers Bank ("FNBB") stock, qualified investments under the Community Reinvestment Act ("CRA"), an investment in a Small Business Investment Company ("SBIC"), and a New Market Tax Credit ("NMTC") investment. The Company's other investments are not held for sale and do not have readily determinable fair values. As a member of the FRB and the FHLB, the Company is required to hold stock in the FRB and the FHLB. The FRB stock may not be sold or pledged as collateral. The FHLB stock is pledged as collateral for outstanding FHLB advances and its transfer is substantially restricted. The Company's CRA investments include investments in funds and membership shares that fund community development in low- and moderate-income areas. The Company's SBIC investment is guaranteed by the Small Business Association. Other investments totaled $23,171,000 and $25,880,000 as of December 31, 2024 and 2023, respectively. Other investments are reported in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
Shareholders’ Equity
Pursuant to applicable provisions of the Louisiana Business Corporation Act, shares reacquired by the Company are to be treated as authorized but unissued shares. For the years ended December 31, 2024, 2023 and 2022, the cost of shares repurchased by the Company has been allocated to common stock, additional paid-in capital, and retained earnings.
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
The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2024, 2023 and 2022, the Company did not recognize any interest or penalties in its financial statements and did not record an accrued liability for interest or penalty payments.
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
Comprehensive Income (Loss)
GAAP generally requires that recognized revenues, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and cash flow hedges, are reported as a separate component of the equity section of the balance sheets, such items, along with net earnings, are components of comprehensive income (loss). The tax effect for unrealized gains and losses on investment securities and cash flow hedges was a $373,000 expense, a $2,105,000 expense and a $10,646,000 benefit for the periods ending December 31, 2024, 2023 and 2022, respectively. Comprehensive income (loss) is reflected in the Consolidated Statements of Comprehensive Income (Loss).
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
Recently Adopted Accounting Standards
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
ASU No. 2023-07, "Improvements to Reportable Segment Disclosures" ("ASU 2023-07") primarily will require enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and are to be applied on a retrospective basis. The adoption of ASU 2023-07 did not have a significant impact on our Consolidated Financial Statements.
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
ASU No. 2023-09, "Improvements to Income Tax Disclosures" ("ASU 2023-09") is intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. We do not expect this update to have a material effect on our consolidated financial statements.
ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures" (ASU 2024-03") requires the disaggregation of certain expenses in the notes to the financial statements, to provide enhanced transparency into the expense captions presented on the face of the income statement. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 31, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that this update will have on its disclosures in the consolidated financial statements.

3. Acquisition Activity

The Company has completed six acquisitions since 2010. The following table is a summary of the Company's acquisition activity as recorded:
SUMMARY OF ACQUISITION ACTIVITY

(dollars in thousands)
Acquisition	Acquisition Date	Total Assets	Total Loans	Goodwill	Core Deposit Intangible	Total Deposits
Statewide Bank	3/12/2010	$188,026	$110,415	$560	$1,429	$206,925
GS Financial Corporation	7/15/2011	256,677	182,440	296	859	193,518
Britton & Koontz Capital Corporation	2/14/2014	298,930	161,581	43	3,030	216,600
Louisiana Bancorp, Inc.	9/15/2015	352,897	281,583	8,454	1,586	208,670
St. Martin Bancshares, Inc.	12/6/2017	592,852	439,872	49,135	6,766	533,497
Friendswood Capital Corporation	3/26/2022	413,919	317,492	23,029	4,597	367,991
Total Acquisitions		$2,103,301	$1,493,383	$81,517	$18,267	$1,727,201
4. Investment Securities
The following table summarizes the Company’s available for sale and held to maturity investment securities at December 31, 2024 and 2023.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2024			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$291,351	$45	$336	$29,187	$261,873
Collateralized mortgage obligations	73,931	1	—	2,543	71,389
Municipal bonds	53,458	1	14	7,616	45,829
U.S. government agency	18,079	—	—	951	17,128
Corporate bonds	6,985	—	—	412	6,573
Total available for sale	$443,804	$47	$350	$40,709	$402,792
Held to maturity:
Municipal bonds	$1,065	$1	$1	$—	$1,065
Total held to maturity	$1,065	$1	$1	$—	$1,065

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2023			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$314,569	$91	$10	$30,797	$283,853
Collateralized mortgage obligations	82,764	1	—	3,503	79,262
Municipal bonds	53,891	4	3	7,218	46,674
U.S. government agency	19,151	—	117	985	18,049
Corporate bonds	6,982	—	—	894	6,088
Total available for sale	$477,357	$96	$130	$43,397	$433,926
Held to maturity:
Municipal bonds	$1,065	$1	$—	$—	$1,066
Total held to maturity	$1,065	$1	$—	$—	$1,066

The Company's investment securities with unrealized losses, aggregated by type and length of time that individual securities have been in a continuous loss position, are summarized in the following tables.

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$16,024	$336	$240,693	$29,187	$256,717	$29,523
Collateralized mortgage obligations	—	—	71,342	2,543	71,342	2,543
Municipal bonds	1,435	14	43,893	7,616	45,328	7,630
U.S. government agency	—	—	17,128	951	17,128	951
Corporate bonds	—	—	6,573	412	6,573	412
Total available for sale	$17,459	$350	$379,629	$40,709	$397,088	$41,059
Held to maturity:
Municipal bonds	$534	$1	$—	$—	$534	$1
Total held to maturity	$534	$1	$—	$—	$534	$1

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$4,033	$10	$273,128	$30,797	$277,161	$30,807
Collateralized mortgage obligations	—	—	79,253	3,503	79,253	3,503
Municipal bonds	519	3	44,195	7,218	44,714	7,221
U.S. government agency	3,760	117	14,289	985	18,049	1,102
Corporate bonds	—	—	6,088	894	6,088	894
Total available for sale	$8,312	$130	$416,953	$43,397	$425,265	$43,527
Held to maturity:
Municipal bonds	$—	$—	$—	$—	$—	$—
Total held to maturity	$—	$—	$—	$—	$—	$—
At December 31, 2024, 250 of the Company’s debt securities had unrealized losses totaling 9.4% of the individual securities’ amortized cost basis and 9.2% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 233 of the 250 securities had been in a continuous loss position for over 12 months. Management has determined that the declines in the fair value of these securities were not attributable to credit losses. As a result, no ACL was recorded for available for sale investment securities at December 31, 2024.
At December 31, 2024 and December 31, 2023, it was determined that no ACL was required for the Company's held to maturity investment securities. The Company monitors credit quality of debt securities held to maturity through the use of credit ratings. The following tables present the amortized cost of the Company's held to maturity securities by credit quality rating at December 31, 2024 and December 31, 2023.

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
December 31, 2024
Held to maturity:
Municipal bonds	$1,065	$—	$1,065

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
December 31, 2023
Held to maturity:
Municipal bonds	$1,065	$—	$1,065
The amortized cost and estimated fair value by maturity of the Company’s investment securities as of December 31, 2024 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Available for sale:
U.S. agency mortgage-backed	$3,958	$77,976	$64,937	$115,002	$261,873
Collateralized mortgage obligations	6,971	48,695	432	15,291	71,389
Municipal bonds	—	8,618	26,439	10,772	45,829
U.S. government agency	4,987	49	12,046	46	17,128
Corporate bonds	—	—	6,573	—	6,573
Total securities available for sale	$15,916	$135,338	$110,427	$141,111	$402,792
Held to maturity:
Municipal bonds	$—	$1,065	$—	$—	$1,065
Total securities held to maturity	$—	$1,065	$—	$—	$1,065

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Available for sale:
U.S. agency mortgage-backed	$3,988	$83,825	$68,941	$134,597	$291,351
Collateralized mortgage obligations	7,034	50,283	449	16,165	73,931
Municipal bonds	—	9,270	31,367	12,821	53,458
U.S. government agency	5,000	49	12,984	46	18,079
Corporate bonds	—	—	6,985	—	6,985
Total securities available for sale	$16,022	$143,427	$120,726	$163,629	$443,804
Held to maturity:
Municipal bonds	$—	$1,065	$—	$—	$1,065
Total securities held to maturity	$—	$1,065	$—	$—	$1,065
For the year ended December 31, 2024, the Company recorded no gross gains and losses related to the sale of investment securities. For the year ended December 31, 2023, the Company recorded gross gains of $98,000 and gross losses of $347,000 related to the sale of investment securities. For the year ended December 31, 2022, the Company recorded no gross gains and losses recorded related to the sale of investment securities.
As of December 31, 2024 and 2023, the Company had accrued interest receivable for investment securities of $1,471,000 and $1,563,000, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

As of December 31, 2024 and 2023, the Company had $134,887,000 and $127,172,000, respectively, of securities pledged to secure public deposits. At December 31, 2024 and 2023, the Company had securities in safekeeping with Federal Reserve with a collateral value of $0 and $103.4 million, respectively, to utilize under the Bank Term Funding Program ("BTFP") facility.
5. Loans
The Company’s loans, net of unearned income, consisted of the following as of December 31 of the years indicated.

(dollars in thousands)	2024	2023
Real estate loans:
One- to four-family first mortgage	$501,225	$433,401
Home equity loans and lines	79,097	68,977
Commercial real estate	1,158,781	1,192,691
Construction and land	352,263	340,724
Multi-family residential	178,568	107,263
Total real estate loans	2,269,934	2,143,056
Other loans:
Commercial and industrial	418,627	405,659
Consumer	29,624	32,923
Total other loans	448,251	438,582
Total loans	$2,718,185	$2,581,638
The net discount on the Company’s acquired loans was $2,469,000 and $4,340,000 at December 31, 2024 and 2023, respectively. In addition, loan balances as of December 31, 2024 and 2023 are reported net of unearned income of $5,122,000 and $5,321,000, respectively. Unearned income at December 31, 2024 and December 31, 2023 included $16,000 and $60,000 of deferred lender fees related to PPP loans, respectively. The total recorded investment in PPP loans was $2,617,000 and $5,532,000 at December 31, 2024 and 2023, respectively, which is included in commercial and industrial loans.
Accrued interest receivable on the Company's loans was $13,314,000 and $11,986,000 at December 31, 2024 and 2023, respectively, and is excluded from the estimate of the ACL. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
A summary of activity in the ACL for the years ended December 31, 2024, 2023 and 2022 follows.

	For the Year Ended December 31, 2024
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$3,255	$—	$4	$1,171	$4,430
Home equity loans and lines	688	(22)	36	99	801
Commercial real estate	14,805	—	—	(1,284)	13,521
Construction and land	5,415	(123)	—	192	5,484
Multi-family residential	474	—	12	604	1,090
Commercial and industrial	6,166	(875)	163	1,407	6,861
Consumer	734	(265)	34	226	729
Total allowance for loan losses	$31,537	$(1,285)	$249	$2,415	$32,916

Unfunded lending commitments	2,594	—	—	106	2,700
Total allowance for credit losses	$34,131	$(1,285)	$249	$2,521	$35,616

	For the Year Ended December 31, 2023
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$2,883	$(12)	$43	$341	$3,255
Home equity loans and lines	624	—	6	58	688
Commercial real estate	13,814	(29)	100	920	14,805
Construction and land	4,680	—	—	735	5,415
Multi-family residential	572	—	—	(98)	474
Commercial and industrial	6,024	(255)	180	217	6,166
Consumer	702	(175)	39	168	734
Total allowance for loan losses	$29,299	$(471)	$368	$2,341	$31,537

Unfunded lending commitments	2,093	—	—	501	2,594
Total allowance for credit losses	$31,392	$(471)	$368	$2,842	$34,131

	For the Year Ended December 31, 2022
(dollars in thousands)	Beginning Balance	Allowance for Acquired PCD Loans	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$1,944	$—	$(80)	$39	$980	$2,883
Home equity loans and lines	508	—	—	14	102	624
Commercial real estate	10,454	1,220	(270)	—	2,410	13,814
Construction and land	3,572	—	—	—	1,108	4,680
Multi-family residential	457	—	—	—	115	572
Commercial and industrial	3,520	195	(792)	509	2,592	6,024
Consumer	634	—	(256)	142	182	702
Total allowance for loan losses	$21,089	$1,415	$(1,398)	$704	$7,489	$29,299

Unfunded lending commitments	1,815	—	—	—	278	2,093
Total allowance for credit losses	$22,904	$1,415	$(1,398)	$704	$7,767	$31,392

The ACL, which includes the ALL and the ACL on unfunded lending commitments, and recorded investment in loans as of the dates indicated are as follows.

	As of December 31, 2024
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$4,430	$—	$4,430
Home equity loans and lines	801	—	801
Commercial real estate	13,321	200	13,521
Construction and land	5,484	—	5,484
Multi-family residential	1,090	—	1,090
Commercial and industrial	6,613	248	6,861
Consumer	729	—	729
Total allowance for loan losses	$32,468	$448	$32,916

Unfunded lending commitments(1)	$2,700	$—	$2,700
Total allowance for credit losses	$35,168	$448	$35,616

	As of December 31, 2024
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$501,225	$—	$501,225
Home equity loans and lines	79,097	—	79,097
Commercial real estate	1,154,063	4,718	1,158,781
Construction and land	352,263	—	352,263
Multi-family residential	178,568	—	178,568
Commercial and industrial	418,373	254	418,627
Consumer	29,624	—	29,624
Total loans	$2,713,213	$4,972	$2,718,185

	As of December 31, 2023
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$3,255	$—	$3,255
Home equity loans and lines	688	—	688
Commercial real estate	14,604	201	14,805
Construction and land	5,292	123	5,415
Multi-family residential	474	—	474
Commercial and industrial	6,071	95	6,166
Consumer	734	—	734
Total allowance for loan losses	$31,118	$419	$31,537

Unfunded lending commitments(3)	$2,594	$—	$2,594
Total allowance for credit losses	$33,712	$419	$34,131

	As of December 31, 2023
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$433,401	$—	$433,401
Home equity loans and lines	68,977	—	68,977
Commercial real estate	1,188,734	3,957	1,192,691
Construction and land	340,577	147	340,724
Multi-family residential	107,263	—	107,263
Commercial and industrial	405,547	112	405,659
Consumer	32,923	—	32,923
Total loans	$2,577,422	$4,216	$2,581,638
(1)At December 31, 2024, $2.7 million of the ACL related to noncancellable unfunded lending commitments of $516.8 million. The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition. Adjustments to the ACL on unfunded lending commitments are reported as a component of noninterest expense on the Consolidated Statements of Income.
(2)PCD loans individually evaluated totaled $1.3 million and $1.4 million at December 31, 2024 and December 31, 2023, respectively.
(3)At December 31, 2023, $2.6 million of the ACL related to noncancellable unfunded lending commitments of $534.7 million. The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition. Adjustments to the ACL on unfunded lending commitments are reported as a component of noninterest expense on the Consolidated Statements of Income.
Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent, in part, on values in the real estate market.

The following table presents the Company’s loan portfolio by credit quality classification and origination year as of December 31, 2024.

	Term Loans by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$71,582	$95,261	$108,853	$76,116	$31,482	$88,472	$20,042	$1,560	$493,368
Special Mention	—	146	491	186	—	—	—	—	823
Substandard	56	1,040	2,316	575	340	2,707	—	—	7,034
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$71,638	$96,447	$111,660	$76,877	$31,822	$91,179	$20,042	$1,560	$501,225
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity loans and lines:
Pass	$1,833	$1,249	$2,359	$1,409	$627	$3,535	$65,597	$2,209	$78,818
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	65	—	—	185	29	—	279
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,833	$1,249	$2,424	$1,409	$627	$3,720	$65,626	$2,209	$79,097
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$22	$—	$22
Commercial real estate:
Pass	$151,397	$130,833	$298,344	$217,602	$153,122	$162,925	$25,820	$197	$1,140,240
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,754	1,405	2,788	12,594	—	—	18,541
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$151,397	$130,833	$300,098	$219,007	$155,910	$175,519	$25,820	$197	$1,158,781
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Construction and land:
Pass	$141,926	$131,483	$51,789	$4,529	$6,656	$2,925	$7,749	$(18)	$347,039
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	30	135	1,201	253	3	—	—	3,602	5,224
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$141,956	$131,618	$52,990	$4,782	$6,659	$2,925	$7,749	$3,584	$352,263
Current period gross charge-offs	$—	$—	$123	$—	$—	$—	$—	$—	$123
Multi-family residential:
Pass	$38,559	$25,331	$48,047	$22,401	$14,523	$27,549	$1,228	$—	$177,638
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	930	—	930
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$38,559	$25,331	$48,047	$22,401	$14,523	$27,549	$2,158	$—	$178,568
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Pass	$75,576	$59,626	$60,175	$17,993	$6,547	$4,482	$188,676	$1,797	$414,872
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	1,344	284	368	345	46	19	49	1,300	3,755
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$76,920	$59,910	$60,543	$18,338	$6,593	$4,501	$188,725	$3,097	$418,627
Current period gross charge-offs	$—	$17	$317	$53	$—	$17	$471	$—	$875
Consumer:
Pass	$5,815	$2,952	$1,842	$371	$585	$9,056	$8,850	$126	$29,597
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	6	4	4	—	11	—	2	27
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$5,815	$2,958	$1,846	$375	$585	$9,067	$8,850	$128	$29,624
Current period gross charge-offs	$7	$39	$24	$—	$10	$8	$177	$—	$265
Total loans:
Pass	$486,688	$446,735	$571,409	$340,421	$213,542	$298,944	$317,962	$5,871	$2,681,572
Special Mention	—	146	491	186	—	—	—	—	823
Substandard	1,430	1,465	5,708	2,582	3,177	15,516	1,008	4,904	35,790
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$488,118	$448,346	$577,608	$343,189	$216,719	$314,460	$318,970	$10,775	$2,718,185
Current period gross charge-offs	$7	$56	$464	$53	$10	$25	$670	$—	$1,285
The following table presents the Company’s loan portfolio by credit quality classification and origination year as of December 31, 2023.

	Term Loans by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$94,465	$106,417	$72,594	$33,588	$27,677	$91,706	$3,059	$458	$429,964
Special Mention	149	497	188	—	—	34	—	—	868
Substandard	—	165	117	306	60	1,921	—	—	2,569
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$94,614	$107,079	$72,899	$33,894	$27,737	$93,661	$3,059	$458	$433,401
Current period gross charge-offs	$—	$—	$—	$—	$—	$12	$—	$—	$12

	Term Loans by Origination Year
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Home equity loans and lines:
Pass	$1,864	$1,652	$1,231	$760	$1,117	$3,138	$57,768	$1,240	$68,770
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	150	29	28	207
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,864	$1,652	$1,231	$760	$1,117	$3,288	$57,797	$1,268	$68,977
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$161,755	$292,494	$252,109	$184,935	$137,154	$104,533	$44,225	$855	$1,178,060
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	16	1,441	2,652	5,490	5,032	—	—	14,631
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$161,755	$292,510	$253,550	$187,587	$142,644	$109,565	$44,225	$855	$1,192,691
Current period gross charge-offs	$—	$—	$—	$—	$—	$29	$—	$—	$29
Construction and land:
Pass	$121,389	$150,667	$33,247	$6,641	$7,672	$4,567	$5,439	$—	$329,622
Special Mention	929	164	4,635	146	—	—	—	—	5,874
Substandard	—	609	528	—	—	44	4,047	—	5,228
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$122,318	$151,440	$38,410	$6,787	$7,672	$4,611	$9,486	$—	$340,724
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential:
Pass	$14,907	$37,228	$11,843	$21,558	$12,548	$3,213	$2,463	$—	$103,760
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,503	—	—	3,503
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$14,907	$37,228	$11,843	$21,558	$12,548	$6,716	$2,463	$—	$107,263
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Pass	$73,674	$79,886	$30,412	$10,674	$4,954	$3,386	$191,946	$7,800	$402,732
Special Mention	—	784	—	264	—	138	—	—	1,186
Substandard	1,389	38	54	7	2	100	129	22	1,741
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$75,063	$80,708	$30,466	$10,945	$4,956	$3,624	$192,075	$7,822	$405,659
Current period gross charge-offs	$—	$—	$—	$124	$7	$—	$124	$—	$255
Consumer:
Pass	$5,941	$5,734	$872	$887	$359	$10,698	$8,068	$75	$32,634
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	13	7	—	7	262	—	—	289
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$5,941	$5,747	$879	$887	$366	$10,960	$8,068	$75	$32,923
Current period gross charge-offs	$3	$34	$3	$6	$—	$4	$125	$—	$175
Total loans:
Pass	$473,995	$674,078	$402,308	$259,043	$191,481	$221,241	$312,968	$10,428	$2,545,542
Special Mention	1,078	1,445	4,823	410	—	172	—	—	7,928
Substandard	1,389	841	2,147	2,965	5,559	11,012	4,205	50	28,168
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$476,462	$676,364	$409,278	$262,418	$197,040	$232,425	$317,173	$10,478	$2,581,638
Current period gross charge-offs	$3	$34	$3	$130	$7	$45	$249	$—	$471

Age analysis of past due loans, as of the dates indicated, is as follows.

	December 31, 2024
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$4,208	$382	$5,850	$10,440	$490,785	$501,225
Home equity loans and lines	224	—	129	353	78,744	79,097
Commercial real estate	1,454	—	1,960	3,414	1,155,367	1,158,781
Construction and land	767	240	1,399	2,406	349,857	352,263
Multi-family residential	330	—	—	330	178,238	178,568
Total real estate loans	6,983	622	9,338	16,943	2,252,991	2,269,934
Other loans:
Commercial and industrial	491	2,110	649	3,250	415,377	418,627
Consumer	353	42	13	408	29,216	29,624
Total other loans	844	2,152	662	3,658	444,593	448,251
Total loans	$7,827	$2,774	$10,000	$20,601	$2,697,584	$2,718,185

	December 31, 2023
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$4,410	$1,475	$798	$6,683	$426,718	$433,401
Home equity loans and lines	162	1	35	198	68,779	68,977
Commercial real estate	112	3,414	—	3,526	1,189,165	1,192,691
Construction and land	432	1	1,151	1,584	339,140	340,724
Multi-family residential	—	—	—	—	107,263	107,263
Total real estate loans	5,116	4,891	1,984	11,991	2,131,065	2,143,056
Other loans:
Commercial and industrial	596	11	221	828	404,831	405,659
Consumer	416	143	55	614	32,309	32,923
Total other loans	1,012	154	276	1,442	437,140	438,582
Total loans	$6,128	$5,045	$2,260	$13,433	$2,568,205	$2,581,638
Loans greater than 90 days past due and accruing interest were $16,000 and $0 at December 31, 2024 and December 31, 2023, respectively.
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

	December 31, 2024		December 31, 2023
(dollars in thousands)	Total	Without Related Allowance	Total	Without Related Allowance
Nonaccrual loans(1):
One- to four-family first mortgage	$7,039	$—	$1,600	$—
Home equity loans and lines	279	—	208	—
Commercial real estate	3,304	—	5,203	2,548
Construction and land	1,622	—	1,181	—
Multi-family residential	—	—	—	—
Commercial and industrial	1,311	—	331	—
Consumer	27	—	291	—
Total	$13,582	$—	$8,814	$2,548
(1)Nonaccrual acquired loans include PCD loans of $1,256,000 and $1,410,000 at December 31, 2024 and December 31, 2023, respectively.
All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. All payments received while on nonaccrual status are applied against the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.
As of December 31, 2024, the Company was not committed to lend additional funds to any customer whose loan was individually evaluated for impairment.
Collateral Dependent Loans
The Company held loans that were individually evaluated for credit losses at December 31, 2024 and 2023 for which the repayments, on the basis of our assessment at the reporting date, were expected to be provided substantially through the operation or sale of the collateral and the borrower was experiencing financial difficulty. The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:
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

	December 31, 2024		December 31, 2023
(dollars in thousands)	Loans	ACL	Loans	ACL
One- to four-family first mortgage	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—
Commercial real estate	4,718	200	3,957	201
Construction and land	—	—	147	123
Multi-family residential	—	—	—	—
Commercial and industrial	254	248	112	95
Consumer	—	—	—	—
Total	$4,972	$448	$4,216	$419

Foreclosed Assets and ORE
Foreclosed assets and ORE include real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets and ORE totaled $2,010,000 and $1,575,000 at December 31, 2024 and December 31, 2023, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
The carrying amount of foreclosed residential real estate properties held at December 31, 2024 and December 31, 2023 totaled $2,010,000 and $115,000, respectively. Loans secured by one- to four-family residential real estate that were in the process of foreclosure at December 31, 2024 and December 31, 2023 totaled $4,472,000 and $517,000, respectively.
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

(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
December 31, 2024
One-to four-family first mortgage	$—	$—	$801	$—	$—	$—	0.2%
Home equity loans and lines	—	—	—	—	—	—	—
Commercial real estate	—	—	2,465	—	—	—	0.2
Construction and land	—	—	207	—	—	—	0.1
Multi-family residential	—	—	—	—	—	—	—
Commercial and industrial	—	—	1,106	—	—	—	0.3
Consumer	—	—	—	—	—	—	—
Total	$—	$—	$4,579	$—	$—	$—	0.2%

(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
December 31, 2023
One-to four-family first mortgage	$—	$—	$1,055	$—	$—	$—	0.2%
Home equity loans and lines	60	—	—	—	—	—	0.1
Commercial real estate	280	—	1,102	—	—	—	0.1
Construction and land	—	—	31	—	—	—	—
Multi-family residential	—	—	3,437	—	—	—	3.2
Commercial and industrial	—	—	1,389	—	—	—	0.3
Consumer	—	—	—	—	—	—	—
Total	$340	$—	$7,014	$—	$—	$—	0.3%
During the year ended December 31, 2024 and 2023, one commercial real estate loan with a balance of $965,000 and one commercial real estate loan with a balance of $278,000, respectively, experienced a default subsequent to being granted a payment deferral or term extension. Default is defined as movement to past due 90 days, foreclosure or charge-off, whichever occurs first.

The following table details the financial impacts of loan modifications made to borrowers experiencing financial difficulty for the periods presented.

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Payment Deferral (dollars in thousands)	Minimum Term Extensions (in months)	Maximum Term Extensions (in months)	Payment Deferral (dollars in thousands)	Minimum Term Extensions (in months)	Maximum Term Extensions (in months)
One-to four-family first mortgage	$—	12	96	$—	0	24
Home equity loans and lines	—	0	0	3	0	0
Commercial real estate	—	6	12	9	12	12
Construction and land	—	3	3	—	12	12
Multi-family residential	—	0	0	—	2	2
Commercial and industrial	—	3	3	—	10	10
Consumer	—	0	0	—	0	0
The table below provides an aging analysis of loans as of December 31, 2024 granted a modification to borrowers experiencing financial difficulty that were modified in the last 12 months.

(dollars in thousands)	30-89 Days Past Due	90+ Days Past Due	Current	Total
December 31, 2024
One-to four-family first mortgage	$—	$—	$801	$801
Home equity loans and lines	—	—	—	—
Commercial real estate	—	965	1,500	2,465
Construction and land	—	—	207	207
Multi-family residential	—	—	—	—
Commercial and industrial	—	—	1,106	1,106
Consumer	—	—	—	—
Total	$—	$965	$3,614	$4,579
The loan modifications reported in the table above did not significantly impact the Company's allowance for loan losses during 2024.

6. Loan Servicing
Mortgage loans sold to and serviced for others are not included in the accompanying statements of financial condition. The unpaid principal balances of these loans as of December 31 of the years indicated are summarized as follows:

(dollars in thousands)	2024	2023
Mortgage loans sold to Federal Home Loan Mortgage Corporation without recourse	$1,134	$1,251
Mortgage loans sold to Federal National Mortgage Association without recourse	32,238	37,614
Mortgage loans sold to Federal Home Loan Bank without recourse	124	138
Total, end of period	$33,496	$39,003
The Company no longer retains servicing rights for mortgage loans sold.
Custodial and escrow account balances maintained in connection with the foregoing loan servicing arrangements were $1,102,000 and $1,049,000 as of December 31, 2024 and 2023, respectively.
During the years ended December 31, 2024 and 2023, the Company sold $1,302,000 and $8,936,000, respectively, of SBA guaranteed portion of loans originated and retained the servicing rights. The portion of SBA loans serviced for others are not included in the Consolidated Statements of Financial Condition. The unpaid principal balance of SBA loans serviced for others was $59,633,000 and $69,877,000 at December 31, 2024 and December 31, 2023, respectively.
SBA servicing assets are recognized separately when rights are acquired through the sale of the SBA guarantees. These servicing rights are initially measured at fair value at the date of sale and included in the gain on sale of loans recorded in the Consolidated Statements of Income. The servicing assets are amortized over the estimated net servicing life of the loans. Changes in the carrying value of servicing assets are recorded in service fees and charges on the Consolidated Statements of Income. Activity related to servicing assets for SBA loans and selected other related information for the years ended December 31, 2024, 2023 and 2022 is summarized as follows.

(dollars in thousands)	2024	2023	2022
Balance, beginning of period	$124	$—	$—
Recognition of SBA servicing asset	—	132	—
Amortization	(21)	(8)	—
Balance, end of period	103	124	—
Fair value, end of period	$132	$130	$—

Additional information related to SBA servicing assets
Weighted average prepayment rate	11.70%	11.60%	—%
Weighted average term (years)	6.50	6.67	0.00
Weighted average discount rate	13.50%	14.50%	—%
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

7. Office Properties and Equipment
Office properties and equipment consisted of the following at December 31 of the years indicated.

(dollars in thousands)	2024	2023
Land	$13,657	$13,709
Buildings and improvements	41,266	38,599
Furniture and equipment	19,016	18,850
Total office properties and equipment	73,939	71,158
Less accumulated depreciation	31,615	29,178
Total office properties and equipment, net	$42,324	$41,980
Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $3,498,000, $3,571,000 and $3,464,000, respectively.
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
The following table summarizes net lease cost and selected other information related to operating leases at December 31 of the years indicated.

(dollars in thousands)	2024	2023	2022
Net lease cost:
Operating lease cost	$1,693	$1,442	$1,197
Variable lease cost	—	—	—
Net lease cost	$1,693	$1,442	$1,197

Selected other operating lease information
Weighted average remaining lease term (years)	6.1	7.0	6.7
Weighted average discount rate	5.9%	5.7%	5.7%
The following table summarizes the maturity of remaining lease liabilities.

Years Ending December 31,	(dollars in thousands)
2025	$1,357
2026	1,371
2027	1,386
2028	1,228
2029	1,150
Thereafter	10,160
Total future minimum lease payments	16,652
Less: amount representing interest	(5,915)
Present value of net future minimum lease payments	$10,737

8. Goodwill and Intangibles
Goodwill and other intangible assets are presented in the table below. Changes in carrying amount of the Company’s goodwill and core deposit intangible (“CDI”) for the years ended December 31, 2024, 2023 and 2022 were as follows.

(dollars in thousands)	Goodwill	CDI
Balance, December 31, 2021	$58,488	$3,461
Friendswood acquisition	23,029	4,597
Amortization of intangibles	—	(1,602)
Balance, December 31, 2022	81,517	6,456
Amortization of intangibles	—	(1,601)
Balance, December 31, 2023	81,517	4,855
Amortization of intangibles	—	(1,328)
Balance, December 31, 2024	$81,517	$3,527
The weighted-average amortization period for CDI acquired is 11 years. The Company completed its annual impairment test of goodwill and other intangible assets as of December 31, 2024. The evaluation did not indicate impairment on its goodwill or other intangible assets.

Estimated future amortization expense for CDI remaining at December 31, 2024, was as follows.

(dollars in thousands)	Amount
2025	1,087
2026	851
2027	618
2028	393
2029	290
Thereafter	288
Total CDI	$3,527

9. Deposits
The Company’s deposits consisted of the following major classifications as of December 31 of the years indicated.

(dollars in thousands)	2024	2023
Demand deposit accounts	$733,073	$744,424
Savings	210,977	231,624
Money market accounts	457,483	408,024
NOW accounts	645,246	641,818
Certificates of deposit	733,917	644,734
Total deposits	$2,780,696	$2,670,624

As of December 31, 2024, the scheduled maturities of the Company’s certificates of deposit were as follows.

(dollars in thousands)	Amount
2025	$693,281
2026	30,038
2027	3,930
2028	2,646
2029	2,838
Thereafter	1,184
Total certificates of deposit	$733,917
The amount of our total uninsured deposits (that is, deposits in excess of the FDIC insurance limit) was $813,553,000 and $748,586,000 at December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024 and 2023, the aggregate amount of certificates of deposit with balances of $250,000 or more was $228,392,000 and $190,733,000, respectively.
10. Other Borrowings
Other borrowings at December 31, 2024 and 2023 included a $5,539,000 note payable with a rate of 3.83% on the Company’s investment in a new market tax credit entity. The note payable is a 20-year leverage loan with interest-only payments for the first seven years. The note was originated in October 2018.
On March 12, 2023, the Federal Reserve Board developed the BTFP, which offers loans to banks with a term of up to one year. The loans are secured by pledging the banks’ U.S. treasuries, agency securities, agency mortgage-backed securities, and any other qualifying assets. These pledged securities were valued at par for collateral purposes. At December 31, 2024 and 2023, the Bank pledged securities with a collateral value of $0 and $103.4 million, respectively, and had no outstanding debt for 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, the average volume of BTFP advances carried by the Company was $123,160,000 and $0, respectively.
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
The carrying value of subordinated debt was $54,459,000 and $54,241,000 at December 31, 2024 and December 31, 2023, respectively. The subordinated debt was recorded net of issuance costs, which is being amortized using the straight-line method over five years.
12. Short-term FHLB Advances
As of December 31, 2024 and 2023, the Company had short-term FHLB advances of $137,220,000 and $150,000,000, respectively. Interest rates for FHLB short-term advances outstanding at December 31, 2024 and 2023 ranged from 4.38% to 4.55% and 5.38% to 5.58%, respectively. For the years ended December 31, 2024 and 2023, the average volume of short-term FHLB advances carried by the Company was $18,157,000 and $205,361,000, respectively.
Collateral for short- and long-term FHLB advances is secured through a blanket lien evidenced by the Company’s pledge of first mortgage collateral, demand deposit accounts, capital stock and certain other assets pursuant to the “Advances, Collateral Pledge and Security Agreement.” Under this collateral pledge agreement, the Bank must meet all statutory and regulatory capital standards and must meet all FHLB credit underwriting standards. Management believes that the Bank was in compliance with all such requirements as of December 31, 2024 and 2023.
As of December 31, 2024 and 2023, the Company had $1,088,068,000 and $1,020,494,000, respectively, of additional FHLB advances available based on collateral pledged. As of December 31, 2024 and 2023, the Company had $1,202,054,000 and $1,159,170,000, respectively, of loans pledged through the Company’s blanket lien.

13. Long-term FHLB Advances
As of December 31, 2024 and 2023, the Company’s long-term FHLB advances totaled $38,326,000 and $42,713,000, respectively. The following table summarizes long-term advances as of December 31, 2024.

(dollars in thousands)	Amount	Weighted Average Rate
Fixed rate advances maturing in:
2025	$35,194	3.49%
2026	3,132	1.55
Total long-term FHLB advances	$38,326	3.33%
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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. As part of its efforts to accomplish this objective, the Company entered into certain interest rate swap agreements as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2024 and 2023, such derivatives were used to hedge the variable cash flows associated with existing variable rate liabilities.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. During the next twelve months, the Company estimates that an additional $1,766,000 will be reclassified as additional interest income.
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

	December 31, 2024				December 31, 2023
	Derivative Assets(1)		Derivative Liabilities(1)		Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$80,000	$3,241	$—	$—	$60,000	$3,914	$—	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	9,000	26	9,000	42	—	—	—	—
Risk participation agreements	—	—	11,550	—	—	—	11,797	3

Netting adjustments		—		—		—		—
Net derivative amounts		$3,267		$42		$3,914		$3
(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

At December 31, 2024 and 2023, accumulated unrealized gains, net of taxes, on derivative instruments totaled $2,418,000 and $2,928,000, respectively.
Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
The following tables below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive (Loss) Income as of December 31, 2024 and 2023.

	Year Ended December 31, 2024
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$1,770	$1,770	Interest income	$2,416	$2,416

	For the Year Ended December 31, 2023
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$878	$878	Interest income	$2,185	$2,185
Effect of Cash Flow Hedge Accounting on the Consolidated Statements of Income
The following tables below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income as of December 31, 2024 and 2023.

(dollars in thousands)	Location of Gain Reclassified from AOCI into Income	For the Year Ended December 31, 2024
Effects of cash flow hedging
Interest rate swaps - variable rate liabilities	Interest income	$2,416

(dollars in thousands)	Location of Gain Reclassified from AOCI into Income	For the Year Ended December 31, 2023
Effects of cash flow hedging
Interest rate swaps - variable rate liabilities	Interest income	$2,185
Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of December 31, 2024 and 2023.

(dollars in thousands)	Location of Loss Recognized on Non-designated Hedges	For the Year Ended December 31, 2024
Effects of non-designated hedges
Interest rate contracts	Other noninterest income	$8
Risk participation agreements	Other noninterest expense	$(22)

(dollars in thousands)	Location of Income Recognized on Non-designated Hedges	For the Year Ended December 31, 2023
Effects of non-designated hedges
Interest rate contracts	Other noninterest expense	$—
Risk participation agreements	Other noninterest income	$5
Derivative fee income from non-designated hedges totaled $175,000 and $0 for the twelve months ended December 31, 2024 and December 31, 2023, respectively.
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
As of December 31, 2024, there were no derivatives with credit-risk-related contingent features in a net liability position. Such derivatives are measured at fair value, which includes accrued interest but excludes any adjustment for nonperformance risk. If the Company had breached any provisions at December 31, 2024, it would not have been required to settle any obligations under the agreements since the termination value was $0.
15. Income Taxes
The Company files federal income tax returns on a calendar year basis. Income tax expense for the years indicated is summarized as follows:

(dollars in thousands)	2024	2023	2022
Current	$9,583	$10,722	$9,792
Deferred	(44)	(33)	(882)
Historic Tax Credits ("HTC")	(303)	(303)	—
New Markets Tax Credits ("NMTC")	(480)	(480)	(480)
Total income tax expense	$8,756	$9,906	$8,430
The components of the Company’s net deferred tax asset, which is included in accrued interest receivable and other assets in the accompanying Statement of Financial Condition at December 31 of the years indicated are as follows:

(dollars in thousands)	2024	2023
Deferred tax assets:
Provision for loan losses	$7,479	$7,168
Discount on purchased loans	474	822
Salary continuation plan	619	657
Mortgage servicing rights	13	30
Deferred compensation	6	5
Stock-based compensation	280	260
Unrealized loss on securities available for sale	8,613	9,121
Net operating loss acquired	61	334
HTC	83	41
Other	173	219
Deferred tax assets	$17,801	$18,657
Deferred tax liabilities:
FHLB stock dividends	$(161)	$(169)
Accumulated depreciation	(3,110)	(3,280)
Intangible assets	(619)	(842)
Derivatives	(643)	(778)
NMTC	(188)	(159)
Other	(45)	(46)
Deferred tax liabilities	(4,766)	(5,274)
Net deferred tax asset	$13,035	$13,383

For the years ended December 31, 2024, 2023 and 2022, the Company’s provision for federal income taxes differed from the amount computed by applying the federal income tax statutory rate of 21% on income from operations as indicated in the following analysis:

(dollars in thousands)	2024	2023	2022
Federal tax based on statutory rate	$9,548	$10,658	$8,994
State tax based on statutory rate	205	175	151
(Decrease) increase resulting from:
HTC	(303)	(303)	—
NMTC	(480)	(480)	(480)
Effect of tax-exempt income	(105)	(155)	(276)
Changes in the cash surrender value of bank owned life insurance	(231)	(219)	(192)
Nondeductible merger-related expenses	—	—	41
Nondeductible share based compensation expense	151	161	188
Exercise of stock options	(104)	(50)	(37)
Other	75	119	41
Income tax expense	$8,756	$9,906	$8,430
Effective tax rate	19.4%	19.8%	19.8%
Retained earnings as of December 31, 2024 and 2023, included $5,837,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than bad debt losses would create income for tax purposes only, which would be subject to the then-current federal statutory income tax rate. The unrecorded deferred income tax liability on the above amount was $1,985,000 as of December 31, 2024 and 2023. Current accounting standards do not require the accrual of this deferred tax amount to be recorded unless it is probable that the reserve (for tax purposes) will be significantly depleted by loan losses deductible for tax purposes in the future. Based on current estimates of losses within the Company’s loan portfolio, accrual of the deferred tax liability associated with this reserve was not required as of December 31, 2024 and 2023.
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

	Contract Amount
(dollars in thousands)	2024	2023
Standby letters of credit	$6,502	$7,289
Available portion of lines of credit	488,930	368,398
Undisbursed portion of loans in process	76,424	221,997
Commitments to originate loans	161,482	127,076
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
Quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 risk-based capital (as defined) to average assets and risk-weighted assets (as defined). Management believes, as of December 31, 2024 and 2023, that the Bank met all capital adequacy requirements to which it was subject.
As of December 31, 2024 and 2023, the most recent notification from the OCC categorized the Bank as “well capitalized” under the OCC regulatory classification framework. To be categorized as “well capitalized,” the Bank must maintain minimum Total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The following tables present actual and required capital ratios for the the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2024 and 2023. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Company:
Tier 1 risk-based capital	$341,026	11.85%	$244,587	8.50%	N/A	N/A
Total risk-based capital	430,901	14.97	302,137	10.50	N/A	N/A
Tier 1 leverage capital	341,026	10.17	134,195	4.00	N/A	N/A

Bank:
Common equity Tier 1 capital	$380,777	13.28%	$200,779	7.00%	$186,437	6.50%
Tier 1 risk-based capital	380,777	13.28	243,803	8.50	229,461	8.00
Total risk-based capital	416,193	14.51	301,168	10.50	286,826	10.00
Tier 1 leverage capital	380,777	11.38	133,833	4.00	167,292	5.00

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Company:
Tier 1 risk-based capital	$312,454	11.49%	$231,087	8.50%	N/A	N/A
Total risk-based capital	400,578	14.73	285,460	10.50	N/A	N/A
Tier 1 leverage capital	312,454	9.73	128,508	4.00	N/A	N/A

Bank:
Common equity Tier 1 capital	$351,939	12.98%	$189,732	7.00%	$176,180	6.50%
Tier 1 risk-based capital	351,939	12.98	230,389	8.50	216,837	8.00
Total risk-based capital	385,822	14.23	284,599	10.50	271,046	10.00
Tier 1 leverage capital	351,939	10.98	128,188	4.00	160,235	5.00
18. Benefit Plans
401(k) and Profit Sharing Plan
The Company’s 401(k) defined contribution plan allows its participants to contribute up to 75% of their pretax earnings on a tax-deferred basis up to the statutory limit. The Company’s matching contributions are equal to 100% of the employee’s contributions up to 4%, plus 50% of the employee's contributions over 4% but not over 6% of the employee’s pay. For the years ended December 31, 2024, 2023 and 2022, the Company made contributions of $1,638,000, $1,610,000 and $1,255,000, respectively, in connection with the plan, which is included in compensation and benefits expense in the accompanying Consolidated Statements of Income.
Employee Stock Ownership Plan
In 2008, the Company established an employee stock ownership plan (“ESOP”) for the benefit of all eligible employees of the Company. The leveraged ESOP is accounted for in accordance with the requirements of ASC 718, Compensation – Stock Compensation.
Employees of the Bank who have been employed with 500 hours of service during a computation period and who have attained age 21 are eligible to participate in the ESOP. Contributions are being made to the ESOP in amounts necessary to amortize the debt to the Company over a period of 20 years.
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
Compensation cost related to the ESOP was $1,095,000, $908,000 and $1,096,000 for the years ended December 31, 2024, 2023 and 2022, respectively. The fair value of the unearned ESOP shares, using the closing quoted market price per share as of year-end, was approximately $6,188,000 and $7,125,000 as of December 31, 2024 and 2023, respectively. A summary of the ESOP share allocation as of December 31, 2024 and 2023 follows.

	2024	2023
Shares allocated, beginning of year	378,791	361,195
Shares allocated during the year	35,708	35,708
Shares distributed during the year	(23,652)	(18,112)
Allocated shares held by ESOP trust as of year end	390,847	378,791
Unallocated shares	133,903	169,611
Total ESOP shares	524,750	548,402
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
The Company had an outstanding liability totaling $2,947,000 and $3,128,000 as of December 31, 2024 and 2023, respectively, in connection with the agreements, which is included in accrued interest payable and other liabilities in the accompanying statements of financial condition.

19. Stock-based Payment Arrangements
The Company’s shareholders approved the 2009 Stock Option Plan (the “SOP”) and the 2009 Recognition and Retention Plan (the “RRP”) on May 12, 2009 to provide incentives and awards for directors, officers, and other key employees of the Company and its subsidiary. A maximum of 892,687 shares of Company common stock were reserved for issuance upon the exercise of options granted under the SOP. A total of 357,075 shares of the Company’s outstanding common stock, or 4% of total shares outstanding at the time the RRP was implemented, were approved for restricted stock awards under the RRP. The SOP and RRP expired February 2019. Expiration of the SOP and RRP did not affect any unvested options or awards granted. On May 6, 2014, the Company’s shareholders approved the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan authorizes the granting of stock options, restricted stock units and other awards to directors, officers and other key employees. An aggregate of 350,000 shares of our common stock was reserved for issuance pursuant to awards under the 2014 Plan. The 2014 Plan expired on May 6, 2024. On May 5, 2021, the Company’s shareholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the granting of stock options, restricted stock units and other awards to directors, officers and other key employees. An aggregate of 435,000 shares of our common stock was reserved for issuance pursuant to awards under the 2021 Plan. These plans are administered by a committee appointed by the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the awards. In accordance with ASC 718, the Company adopted a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured as of the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.
Stock Option Plans
The Company has issued stock options under the SOP and the 2014 Plan to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years. All stock options granted have been issued with vesting periods of five years with accelerated vesting provided under certain circumstances. As of December 31, 2024, options to acquire an aggregate of 117,967 shares were outstanding under the SOP and the 2014 Plan.
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

	2024	2023	2022
Expected dividends	—%	—%	2.24%
Expected volatility	—%	—%	34.34%
Risk-free interest rate	—%	—%	1.8%
Expected term (in years)	0.0	0.0	6.5
As of December 31, 2024, there was $107,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a period of 1.5 years.
For the years ended December 31, 2024, 2023 and 2022, the Company recognized $104,000, $144,000 and $187,000, respectively, in compensation cost related to stock options, which is included in compensation and benefits expense in the accompanying consolidated statements of income.

The following table represents stock option activity for the years indicated.

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2021	213,857	$30.73	$6.69
Granted	3,800	41.15	11.72
Exercised	(35,794)	22.00	5.85
Forfeited	(480)	45.12	10.43
Outstanding as of December 31, 2022	181,383	$32.64	$6.95	5.7
Granted	—	—	—
Exercised	(20,816)	26.31	5.58
Forfeited	(3,880)	34.33	7.61
Outstanding as of December 31, 2023	156,687	$33.43	$7.11	4.9
Granted	—	—	—
Exercised	(37,820)	31.85	6.48
Forfeited	(900)	44.14	10.16
Outstanding as of December 31, 2024	117,967	$33.85	$7.29	4.1
Exercisable as of December 31, 2022	116,239	$32.03	$6.64	4.7
Exercisable as of December 31, 2023	117,870	$33.54	$6.97	4.3
Exercisable as of December 31, 2024	97,504	$33.90	$7.11	3.7
Restricted Stock Plans
The Company has issued restricted stock under the RRP to directors, officers and other key employees. During 2009, the Company purchased in the open market all shares required to fund the RRP at an average cost of $11.81 per share. As of December 31, 2024, no shares were outstanding under the RRP Plan.
Awards under the RRP, 2014 and the 2021 Plan may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned compensation related to these awards is amortized to compensation expense over the 5-year vesting period. The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock as of the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of December 31, 2024, unearned share-based compensation associated with these awards totaled $3,223,000 with a weighted average remaining life of 3.4 years.
For the years ended December 31, 2024, 2023 and 2022, the Company recognized $1,017,000, $762,000 and $625,000, respectively, in compensation cost related to restricted stock and restricted stock units, which is included in compensation and benefits expense in the accompanying consolidated statements of income.

The following table represents unvested restricted stock activity for the years indicated.

Restricted Stock	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, December 31, 2021	46,207	$33.93
Granted	42,495	35.32
Forfeited	—	—
Released	(14,640)	34.67
Balance, December 31, 2022	74,062	$34.58
Granted	45,065	30.37
Forfeited	(6,375)	32.88
Released	(19,814)	35.04
Balance, December 31, 2023	92,938	$32.55
Granted	46,800	37.52
Forfeited	(340)	32.06
Released	(25,156)	32.66
Balance, December 31, 2024	114,242	$34.56
20. Earnings Per Share
Earnings per common share was computed based on the following:

	Years Ended December 31,
(dollars in thousands, except per share data)	2024	2023	2022
Numerator:
Income applicable to common shares	$36,427	$40,240	$34,072
Denominator:
Weighted average common shares outstanding	7,956	8,028	8,139
Effect of dilutive securities:
Restricted stock	26	15	13
Stock options	23	22	42
Weighted average common shares outstanding - assuming dilution	8,005	8,065	8,194
Earnings per common share	$4.58	$5.02	$4.19
Earnings per common share - assuming dilution	$4.55	$4.99	$4.16
Options on 69,337, 111,234 and 77,655 shares of common stock were not included in computing diluted earnings per share for the years ended December 31, 2024, 2023 and 2022, respectively, because the effect of these shares was anti-dilutive.
21. Related Party Transactions
Certain directors and officers of the Company are customers of the Company. Loan transactions with directors, officers and employees are made on the same terms as those prevailing at the time for comparable loans to other persons. A summary of related party loan activity during 2024 and 2023 follows.

(dollars in thousands)	2024	2023
Balance, beginning of year	$12,143	$10,717
New loans	498	2,361
Change in related parties, net	448	—
Repayments, net	(1,752)	(935)
Balance, end of year	$11,337	$12,143

None of the related party loans were identified as impaired or exceeded 5% of shareholders’ equity for the years ended 2024 or 2023.
Related party deposits totaled $8,527,000 and $6,080,000 as of December 31, 2024 and 2023, respectively.
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
Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of December 31, 2024, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.
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

The following tables present the balances of assets and liabilities measured on a recurring basis as of December 31, 2024 and 2023 aggregated by the level in the fair value hierarchy in which these measurements fall.

(dollars in thousands)	December 31, 2024	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$261,873	$—	$261,873	$—
Collateralized mortgage obligations	71,389	—	71,389	—
Municipal bonds	45,829	—	45,829	—
U.S. government agency	17,128	—	17,128	—
Corporate bonds	6,573	—	6,573	—
Total available for sale securities	$402,792	$—	$402,792	$—

Derivative assets(1)	$3,267	$—	$3,267	$—
Total	$406,059	$—	$406,059	$—

Liabilities
Derivative liabilities(1)	$42	$—	$42	$—

(dollars in thousands)	December 31, 2023	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$283,853	$—	$283,853	$—
Collateralized mortgage obligations	79,262	—	79,262	—
Municipal bonds	46,674	—	46,674	—
U.S. government agency	18,049	—	18,049	—
Corporate bonds	6,088	—	6,088	—
Total available for sale securities	$433,926	$—	$433,926	$—

Derivative assets(1)	$3,914	$—	$3,914	$—
Total	$437,840	$—	$437,840	$—

Liabilities
Derivative liabilities(1)	$3	$—	$3	$—
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

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2024	Level 1	Level 2	Level 3
Assets
Individually evaluated loans	$4,524	$—	$—	$4,524
Foreclosed assets and ORE	2,010	—	—	2,010
Total	$6,534	$—	$—	$6,534

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2023	Level 1	Level 2	Level 3
Assets
Individually evaluated loans	$3,797	$—	$—	$3,797
Foreclosed assets and ORE	1,575	—	—	1,575
Total	$5,372	$—	$—	$5,372
The following tables show significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2024
Loans individually evaluated for impairment	$4,524	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 100%	9%
Foreclosed assets and ORE	$2,010	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	19% - 69%	23%

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2023
Loans individually evaluated for impairment	$3,797	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 89%	10%
Foreclosed assets and ORE	$1,575	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	31% - 71%	62%
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
The fair value of off-balance sheet financial instruments as of December 31, 2024 and 2023 was immaterial.

		Fair Value Measurements at December 31, 2024
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$98,548	$98,548	$98,548	$—	$—
Investment securities available for sale	402,792	402,792	—	402,792	—
Investment securities held to maturity	1,065	1,065	—	1,065	—
Mortgage loans held for sale	832	832	—	832	—
Loans, net	2,685,269	2,617,254	—	2,612,730	4,524
Cash surrender value of BOLI	48,421	48,421	48,421	—	—
Derivative assets(1)	3,267	3,267	—	3,267	—
Financial Liabilities
Deposits	$2,780,696	$2,778,056	$2,046,779	$731,277	$—
Other borrowings	5,539	5,528	—	5,528	—
Subordinated debt, net of issuance cost	54,459	49,563	—	49,563	—
Short-term FHLB advances	137,220	137,220	137,220	—	—
Long-term FHLB advances	38,326	38,111	—	38,111	—
Derivative liabilities(1)	42	42	—	42	—

		Fair value Measurements at December 31, 2023
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$75,831	$75,831	$75,831	$—	$—
Interest-bearing deposits in banks	99	99	99	—	—
Investment securities available for sale	433,926	433,926	—	433,926	—
Investment securities held to maturity	1,065	1,066	—	1,066	—
Mortgage loans held for sale	361	361	—	361	—
Loans, net	2,550,101	2,381,863	—	2,378,066	3,797
Cash surrender value of BOLI	47,321	47,321	47,321	—	—
Derivative assets(1)	3,914	3,914	—	3,914	—
Financial Liabilities
Deposits	$2,670,624	$2,665,590	$2,025,890	$639,700	$—
Other borrowings	5,539	5,498	—	5,498	—
Subordinated debt, net of issuance cost	54,241	50,865	—	50,865	—
Short-term FHLB advances	150,000	150,000	150,000	—	—
Long-term FHLB advances	42,713	41,792	—	41,792	—
Derivative liabilities(1)	3	3	—	3	—
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
Condensed Balance Sheets
For the Years Ended December 31, 2024 and 2023

(dollars in thousands)	2024	2023
Assets
Cash in bank	$5,295	$6,584
Investment in subsidiary	435,839	406,929
Other assets	9,488	8,207
Total assets	$450,622	$421,720
Liabilities
Subordinated debt, net of issuance cost	$54,459	$54,241
Other liabilities	75	35
Total liabilities	$54,534	$54,276
Shareholders’ equity	396,088	367,444
Total liabilities and shareholders’ equity	$450,622	$421,720

Condensed Statements of Income
For the Years Ended December 31, 2024, 2023 and 2022

(dollars in thousands)	2024	2023	2022
Operating income
Dividend from subsidiary	$13,000	$15,000	$74,576
Total operating income	13,000	15,000	74,576
Operating expenses
Other expenses	369	340	289
Total operating expenses	369	340	289
Interest expense
Subordinated debt expense	3,381	3,390	1,710
Total interest expense	3,381	3,390	1,710
Income before income tax benefit and equity in undistributed earnings of subsidiary	9,250	11,270	72,577
Income tax benefit	788	783	420
Income before equity in undistributed earnings of subsidiary	10,038	12,053	72,997
Undistributed earnings of subsidiary	26,389	28,187	(38,925)
Net income	$36,427	$40,240	$34,072
Condensed Statements of Cash Flows
For the Years Ended December 31, 2024, 2023 and 2022

(dollars in thousands)	2024	2023	2022
Cash flows from operating activities
Net income	$36,427	$40,240	$34,072
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation	1,643	1,468	1,629
Amortization of subordinated debt issuance cost	218	228	120
Increase in accrued interest receivable and other assets	(1,281)	(558)	(1,225)
Undistributed earnings in subsidiary	(26,389)	(28,187)	38,925
Increase (decrease) in accrued expenses and other liabilities	40	—	(9)
Net cash provided by operating activities	10,658	13,191	73,512
Cash flows from investing activities
Net cash paid in acquisitions	—	—	(64,593)
Investment in subsidiaries	—	—	(40,000)
Net cash used in investing activities	—	—	(104,593)
Cash flows from financing activities
Proceeds from exercise of stock options	130	102	375
Proceeds from issuance of subordinated debt, net of issuance cost	—	—	53,892
Payment of dividends on common stock	(8,189)	(8,222)	(7,777)
Issuance of stock under incentive plan	886	329	324
Purchase of Company’s common stock	(4,774)	(5,259)	(11,333)
Net cash (used in) provided by financing activities	(11,947)	(13,050)	35,481
Net change in cash and cash equivalents	(1,289)	141	4,400
Cash and cash equivalents at beginning of year	6,584	6,443	2,043
Cash and cash equivalents at end of year	$5,295	$6,584	$6,443

24. Consolidated Quarterly Results of Operations (unaudited)

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2024
Total interest income	$44,126	$45,458	$47,379	$47,804
Total interest expense	15,225	16,065	16,997	16,218
Net interest income	28,901	29,393	30,382	31,586
Provision for loan losses	141	1,261	140	873
Net interest income after provision for loan losses	28,760	28,132	30,242	30,713
Noninterest income	3,549	3,755	3,692	3,629
Noninterest expense	20,868	21,808	22,258	22,355
Income before income taxes	11,441	10,079	11,676	11,987
Income tax expense	2,242	1,961	2,239	2,314
Net income	$9,199	$8,118	$9,437	$9,673
Earnings per share – basic	$1.15	$1.02	$1.19	$1.22
Earnings per share – diluted	$1.14	$1.02	$1.18	$1.21

Year Ended December 31, 2023
Total interest income	$38,115	$40,071	$42,078	$43,399
Total interest expense	6,520	9,765	12,569	14,117
Net interest income	31,595	30,306	29,509	29,282
Provision for loan losses	814	511	351	665
Net interest income after provision for loan losses	30,781	29,795	29,158	28,617
Noninterest income	3,311	3,448	4,399	3,478
Noninterest expense	19,940	20,959	21,338	20,604
Income before income taxes	14,152	12,284	12,219	11,491
Income tax expense	2,832	2,503	2,465	2,106
Net income	$11,320	$9,781	$9,754	$9,385
Earnings per share – basic	$1.40	$1.22	$1.22	$1.18
Earnings per share – diluted	$1.39	$1.21	$1.22	$1.17

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2022
Total interest income	$24,566	$30,505	$34,264	$36,595
Total interest expense	1,055	1,264	2,287	3,309
Net interest income	23,511	29,241	31,977	33,286
Provision for loan losses	3,215	591	1,696	1,987
Net interest income after provision for loan losses	20,296	28,650	30,281	31,299
Noninterest income	3,386	3,686	3,474	3,339
Noninterest expense	18,240	21,765	20,723	21,181
Income before income taxes	5,442	10,571	13,032	13,457
Income tax expense	1,041	2,110	2,598	2,681
Net income	$4,401	$8,461	$10,434	$10,776
Earnings per share – basic	$0.53	$1.04	$1.29	$1.33
Earnings per share – diluted	$0.53	$1.03	$1.28	$1.32

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2024. Our independent registered public accountants have issued an audit report on the Company’s internal control over financial reporting. This report appears at the beginning of Item 8. Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
During the fiscal quarter ended December 31, 2024, none of our directors or "officers" (as such term is defined in Rule 16a-1(f)) under the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC for the 2025 Annual Meeting of Shareholders expected to be held in May 2025 (the “Proxy Statement”).
The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Ethics is available on the Company’s website at www.home24bank.com.
The information required herein with respect to the Company’s insider trading policy is incorporated by reference from the information contained in the section captioned “Code of Conduct and Ethics and Insider trading Policy” in the Proxy Statement.
Item 11.    Executive Compensation.
The information required herein with respect to the executive compensation and management is incorporated by reference from the information contained in the sections captioned “Management Compensation” in the Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information. The following table provides information as of December 31, 2024 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2009 Stock Option Plan, 2009 Recognition and Retention Plan, the 2014 Equity Incentive Plan and the 2021 Equity Incentive Plan, each of which was approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	232,209	(1)	$33.85	(1)	314,459
Equity compensation plans not approved by security holders	—		—		—
Total	232,209		$33.85		314,459
(1)Includes 114,242 restricted share units which were not vested as of December 31, 2024. The weighted-average exercise price excludes such restricted stock grants.
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
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(2)    All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(3) Exhibits
The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Articles of Incorporation of Home Bancorp, Inc.	(1)

3.2	Amended and Restated Bylaws of Home Bancorp, Inc.	(2)

4.1	Form of Stock Certificate of Home Bancorp, Inc.	(1)

4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	(3)

4.3	Indenture, dated June 30, 2022, by and between Home Bancorp, Inc. and UMB Bank, National Association, as trustee.	(4)

4.4	Forms of 5.75% Fixed-to-Floating Rate Definitive Subordinated Note due 2032	(5)

10.1	2005 Directors’ Deferral Plan*	(6)

10.2	Amended and Restated Employment Agreement by and between Home Bank and John W. Bordelon*	(7)

10.3	Amended and Restated Employment Agreement by and between Home Bancorp, Inc. and John W. Bordelon*	(7)

10.4	Amended and Restated Employment Agreement by and between Home Bank and Darren E. Guidry*	(7)

10.6	Home Bancorp, Inc. 2009 Stock Option Plan*	(8)

10.7	Home Bancorp, Inc. 2009 Recognition and Retention Plan and Trust Agreement*	(9)

10.8	Home Bancorp, Inc. 2014 Equity Incentive Plan*	(10)

10.9	Home Bancorp, Inc. 2021 Equity Incentive Plan*	(12)

10.10	Amended and Restated Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(7)

10.11	Amended and Restated Salary Continuation Agreement by and between Home Bank and Darren E. Guidry*	(7)

10.12	Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(7)

No.	Description	Location
10.13	Amendment to the Amended and Restated Employment Agreement between Home Bancorp, Inc. and John W. Bordelon*	(11)

10.14	Amendment to the Amended and Restated Employment Agreement between Home Bank, N.A. and John W. Bordelon*	(11)

10.15	Amendment to the Amended and Restated Employment Agreement between Home Bank, N.A. and Darren E. Guidry*	(11)

10.16	Employment Agreement between Home Bank, N.A. and David T. Kirkley*	(13)

10.17	Amendment to the Employment Agreement between Home Bank, N.A. and David T. Kirkley*	(11)

10.18	Amendment to the Amended and Restated Salary Continuation Agreement between Home Bank, N.A. and Darren E. Guidry*	(14)

10.19	Salary Continuation Agreement by and between Home Bank and David T. Kirkley*	(14)

19.1	Insider Trading Policy	Filed herewith

23.1	Consent of Wipfli LLP	Filed herewith

31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification	Filed herewith

97.1	Clawback Policy	(15)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
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

(9)Incorporated by reference from Appendix B to Home Bancorp’s definitive proxy statement filed April 1, 2009 (SEC File No. 001-34190).
(10)Incorporated by reference from Appendix A to Home Bancorp’s definitive proxy statement filed April 3, 2014 (SEC File No. 001-34190)
(11)Incorporated by reference from the exhibit included in the Company's Current Report on Form 8-K, dated as of May 20, 2024, and filed May 22, 2024 (SEC File No. 001-34190).
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
(15)Incorporated by reference from the exhibit included in the Company's Annual Report on From 10-K for the year ended December 31, 2023 and filed March 5, 2024 (SEC File No 0001-34190)
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

HOME BANCORP, INC.

March 12, 2025	By:	/s/ John W. Bordelon
John W. Bordelon Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ John W. Bordelon	John W. Bordelon Chairman of the Board, President and Chief Executive Officer	March 12, 2025
John W. Bordelon

/s/ J. Scott Ballard	Director	March 12, 2025
J. Scott Ballard

/s/ Paul J. Blanchet, III	Director, Chairman of Audit Committee	March 12, 2025
Paul J. Blanchet, III

/s/ Daniel G. Guidry	Director	March 12, 2025
Daniel G. Guidry

/s/ John A. Hendry	Director	March 12, 2025
John A. Hendry

/s/ Chris P. Rader	Director	March 12, 2025
Chris P. Rader

/s/ Ann F. Trappey	Director	March 12, 2025
Ann F. Trappey

/s/ Donald W. Washington	Director	March 12, 2025
Donald W. Washington

/s/ David T. Kirkley	Senior Executive Vice President and Chief Financial Officer	March 12, 2025
David T. Kirkley

/s/ Mary H. Hopkins	Home Bank Senior Vice President and Director of Financial Management	March 12, 2025
Mary H. Hopkins