Form 10-Q
period 2025-03-31
HOME BANCORP, INC.
filed 2025-05-02
CIK 1436425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 30, 2025, the registrant had 7,801,368 shares of common stock, $0.01 par value, outstanding.

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

ACL	–	Allowance for credit losses
ALL	–	Allowance for loan losses
AOCI	–	Accumulated other comprehensive income
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
Bank	–	Home Bank, N. A., a wholly-owned subsidiary of the Company
BOLI	–	Bank-owned life insurance
bps	–	basis points, 100 basis points being equal to 1.0%
BTFP	–	Bank Term Funding Program
C&D	–	Construction and land
C&I	–	Commercial and industrial
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act
CECL	–	Current expected credit losses
Company	–	Home Bancorp, Inc., a Louisiana corporation and the holding company for Home Bank, N. A.
COVID-19	–	The novel coronavirus
CRE	–	Commercial real estate
EPS	–	Earnings per common share
FASB	–	Financial Accounting Standards Board
FHLB	–	Federal Home Loan Bank
GAAP	–	Generally Accepted Accounting Principles
LTV	–	Loan-to-value
NPA(s)	–	Nonperforming asset(s)
OCI	–	Other comprehensive income
ORE	–	Other real estate
PCD	–	Purchased credit deteriorated
PPP	–	Paycheck Protection Program
SBA	–	U.S. Small Business Association
SEC	–	U.S. Securities and Exchange Commission
TE	–	Taxable equivalent
U.S.	–	United States

ii

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)	(Audited)
(dollars in thousands)	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$110,662	$98,548
Investment securities available for sale, at fair value (amortized cost $434,553 and $443,804, respectively)	400,553	402,792
Investment securities held to maturity (fair values of $1,066 and $1,065, respectively)	1,065	1,065
Mortgage loans held for sale	1,855	832
Loans, net of unearned income	2,747,277	2,718,185
Allowance for loan losses	(33,278)	(32,916)
Total loans, net of unearned income and allowance for loan losses	2,713,999	2,685,269
Office properties and equipment, net	45,327	42,324
Cash surrender value of bank-owned life insurance	48,699	48,421
Goodwill and core deposit intangibles	84,751	85,044
Accrued interest receivable and other assets	78,542	79,373
Total Assets	$3,485,453	$3,443,668
Liabilities
Deposits:
Noninterest-bearing	$754,955	$733,073
Interest-bearing	2,072,252	2,047,623
Total Deposits	2,827,207	2,780,696
Other borrowings	5,539	5,539
Subordinated debt, net of issuance cost	54,513	54,459
Short-term Federal Home Loan Bank advances	150,000	137,220
Long-term Federal Home Loan Bank advances	13,259	38,326
Accrued interest payable and other liabilities	32,104	31,340
Total Liabilities	3,082,622	3,047,580
Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 7,926,331 and 8,091,522 shares issued and outstanding, respectively	79	81
Additional paid-in capital	167,231	168,138
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(1,250)	(1,339)
Retained earnings	261,856	259,190
Accumulated other comprehensive loss	(25,085)	(29,982)
Total Shareholders’ Equity	402,831	396,088
Total Liabilities and Shareholders’ Equity	$3,485,453	$3,443,668
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2025	2024
Interest Income
Loans, including fees	$44,032	$40,567
Investment securities:
Taxable interest	2,592	2,715
Tax-exempt interest	72	73
Other investments and deposits	505	771
Total interest income	47,201	44,126
Interest Expense
Deposits	12,622	12,132
Other borrowings	53	1,486
Subordinated debt expense	845	845
Short-term Federal Home Loan Bank advances	1,655	436
Long-term Federal Home Loan Bank advances	277	326
Total interest expense	15,452	15,225
Net interest income	31,749	28,901
Provision for loan losses	394	141
Net interest income after provision for loan losses	31,355	28,760
Noninterest Income
Service fees and charges	1,309	1,254
Bank card fees	1,578	1,575
Gain on sale of loans, net	377	87
Income from bank-owned life insurance	278	266
Gain on sale of assets, net	9	6
Other income	458	361
Total noninterest income	4,009	3,549
Noninterest Expense
Compensation and benefits	12,652	12,170
Occupancy	2,561	2,454
Marketing and advertising	429	466
Data processing and communication	2,642	2,514
Professional services	405	475
Forms, printing and supplies	200	205
Franchise and shares tax	476	488
Regulatory fees	516	469
Foreclosed assets and ORE, net	227	65
Amortization of acquisition intangible	293	353
Other expenses	1,178	1,209
Total noninterest expense	21,579	20,868
Income before income tax expense	13,785	11,441
Income tax expense	2,821	2,242
Net Income	$10,964	$9,199
Earnings per share:
Basic	$1.38	$1.15
Diluted	$1.37	$1.14
Cash dividends declared per common share	$0.27	$0.25
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Net Income	$10,964	$9,199
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available for sale investment securities	7,012	(3,160)
Unrealized (losses) gains on cash flow hedges	(814)	478
Tax effect	(1,301)	563
Other comprehensive income (loss), net of taxes	4,897	(2,119)
Comprehensive Income	$15,861	$7,080
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2023	$81	$165,823	$(1,696)	$(1)	$234,619	$(31,382)	$367,444
Net income					9,199		9,199
Other comprehensive loss						(2,119)	(2,119)
Purchase of Company’s common stock at cost, 21,303 shares	—	(213)			(613)		(826)
Cash dividends declared, $0.25 per share					(2,038)		(2,038)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 3,402 shares	—	14			(15)		(1)
RRP shares released for allocation		(1)		1			—
ESOP shares released for allocation		301	89				390
Share-based compensation cost		236					236
Balance, March 31, 2024	$81	$166,160	$(1,607)	$—	$241,152	$(33,501)	$372,285
Balance, December 31, 2024	$81	$168,138	$(1,339)	$—	$259,190	$(29,982)	$396,088
Net income					10,964		10,964
Other comprehensive income						4,897	4,897
Purchase of Company’s common stock at cost, 173,497 shares	(2)	(1,733)			(6,098)		(7,833)
Cash dividends declared, $0.27 per share					(2,186)		(2,186)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 8,056 shares	—	158			(14)		144
Exercise of stock options	—	11					11
ESOP shares released for allocation		366	89				455
Share-based compensation cost		291					291
Balance, March 31, 2025	$79	$167,231	$(1,250)	$—	$261,856	$(25,085)	$402,831
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income	$10,964	$9,199
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	394	141
Depreciation	834	888
Amortization and accretion of purchase accounting valuations and intangibles	651	806
Federal Home Loan Bank stock dividends	(71)	(213)
Net amortization of discount on investments	54	74
Amortization of subordinated debt issuance cost	54	53
Gain on loans sold, net	(377)	(87)
Proceeds, including principal payments, from loans held for sale	11,201	9,479
Originations of loans held for sale	(12,157)	(9,677)
Gain on sale of assets, net	(9)	(6)
Non-cash compensation	746	626
Deferred income tax benefit	(175)	(24)
Increase in accrued interest receivable and other assets	(19)	(893)
Increase in cash surrender value of bank-owned life insurance	(278)	(266)
Increase in accrued interest payable and other liabilities	764	223
Net cash provided by operating activities	12,576	10,323
Cash flows from investing activities:
Purchases of securities available for sale	(2,908)	—
Proceeds from maturities, prepayments and calls on securities available for sale	12,105	8,879
Increase in loans, net	(29,764)	(40,913)
Decrease in interest-bearing deposits in banks	—	99
Proceeds from sale of foreclosed assets	65	112
Purchases of office properties and equipment	(3,873)	(1,250)
Proceeds from sale of office properties and equipment	44	8
Purchase of Federal Home Loan Bank stock	(1,582)	—
Proceeds from redemption of Federal Home Loan Bank stock	1,093	7,335
Net cash used in investing activities	(24,820)	(25,730)
Cash flows from financing activities:
Increase in deposits, net	46,509	52,022
Borrowings on Federal Home Loan Bank advances	2,737,425	490,400
Repayments of Federal Home Loan Bank advances	(2,749,712)	(644,506)
Proceeds from other borrowings	—	135,000
Proceeds from exercise of stock options	11	—
Issuance of stock under incentive plans, net	144	(1)
Dividends paid to shareholders	(2,186)	(2,038)
Purchase of Company’s common stock	(7,833)	(826)
Net cash provided by financing activities	24,358	30,051
Net change in cash and cash equivalents	12,114	14,644
Cash and cash equivalents, beginning	98,548	75,831
Cash and cash equivalents, ending	$110,662	$90,475
Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$16,370	$14,200
Income taxes paid	1,430	—
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. Certain reclassifications have been made to prior period balances to conform to the current period presentation. The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2024.

Critical Accounting Policies and Estimates
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could reflect materially different results under different assumptions and conditions. Methodologies the Company uses when applying critical accounting policies and developing critical accounting estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2024.

There have been no material changes from the critical accounting policies previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. In preparing its financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications
Certain reclassifications have been made to prior period balances to conform to the current period presentation.
2. Recent Accounting Pronouncements
Accounting Standards Adopted in 2025

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

ASU No. 2023-09, "Improvements to Income Tax Disclosures" ("ASU 2023-09") is intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. The adoption of ASU 2023-09 did not have a significant impact on our consolidated financial statements.

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

3. Investment Securities
The following tables summarize the Company’s available for sale and held to maturity investment securities at March 31, 2025 and December 31, 2024.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025
Available for sale:
U.S. agency mortgage-backed	$287,468	$178	$24,516	$263,130
Collateralized mortgage obligations	71,880	1	1,873	70,008
Municipal bonds	53,349	4	6,764	46,589
U.S. government agency	16,871	—	672	16,199
Corporate bonds	4,985	—	358	4,627
Total available for sale	$434,553	$183	$34,183	$400,553
Held to maturity:
Municipal bonds	$1,065	$1	$—	$1,066
Total held to maturity	$1,065	$1	$—	$1,066

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Available for sale:
U.S. agency mortgage-backed	$291,351	$45	$29,523	$261,873
Collateralized mortgage obligations	73,931	1	2,543	71,389
Municipal bonds	53,458	1	7,630	45,829
U.S. government agency	18,079	—	951	17,128
Corporate bonds	6,985	—	412	6,573
Total available for sale	$443,804	$47	$41,059	$402,792
Held to maturity:
Municipal bonds	$1,065	$1	$1	$1,065
Total held to maturity	$1,065	$1	$1	$1,065

The estimated fair value and amortized cost by contractual maturity of the Company’s investment securities as of March 31, 2025 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities. The Company’s investment securities portfolio had an effective duration of 3.7 years and 3.9 years at March 31, 2025 and December 31, 2024, respectively.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Available for sale:
U.S. agency mortgage-backed	$11,899	$70,801	$65,427	$115,003	$263,130
Collateralized mortgage obligations	13,505	41,159	526	14,818	70,008
Municipal bonds	—	8,749	31,473	6,367	46,589
U.S. government agency	4,993	2,077	9,084	45	16,199
Corporate bonds	—	—	4,627	—	4,627
Total available for sale	$30,397	$122,786	$111,137	$136,233	$400,553
Held to maturity:
Municipal bonds	$535	$531	$—	$—	$1,066
Total held to maturity	$535	$531	$—	$—	$1,066

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Available for sale:
U.S. agency mortgage-backed	$12,036	$75,591	$68,342	$131,499	$287,468
Collateralized mortgage obligations	13,618	42,261	540	15,461	71,880
Municipal bonds	—	9,248	36,599	7,502	53,349
U.S. government agency	5,000	2,272	9,553	46	16,871
Corporate bonds	—	—	4,985	—	4,985
Total available for sale	$30,654	$129,372	$120,019	$154,508	$434,553
Held to maturity:
Municipal bonds	$535	$530	$—	$—	$1,065
Total held to maturity	$535	$530	$—	$—	$1,065

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

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
March 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$10,634	$139	$239,169	$24,377	$249,803	$24,516
Collateralized mortgage obligations	—	—	69,964	1,873	69,964	1,873
Municipal bonds	1,426	21	44,659	6,743	46,085	6,764
U.S. government agency	—	—	16,199	672	16,199	672
Corporate bonds	—	—	4,627	358	4,627	358
Total available for sale	$12,060	$160	$374,618	$34,023	$386,678	$34,183

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$16,024	$336	$240,693	$29,187	$256,717	$29,523
Collateralized mortgage obligations	—	—	71,342	2,543	71,342	2,543
Municipal bonds	1,435	14	43,893	7,616	45,328	7,630
U.S. government agency	—	—	17,128	951	17,128	951
Corporate bonds	—	—	6,573	412	6,573	412
Total available for sale	$17,459	$350	$379,629	$40,709	$397,088	$41,059

At March 31, 2025, 240 of the Company’s debt securities had unrealized losses totaling 8.1% of the individual securities’ amortized cost basis and 7.8% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 229 of the 240 securities had been in a continuous loss position for over 12 months. Management has determined that the declines in the fair value of these securities were not attributable to credit losses. As a result, no ACL was recorded for available for sale investment securities at March 31, 2025.

At March 31, 2025, it was determined that no ACL was required for the Company's held-to-maturity investment securities. The Company monitors credit quality of debt securities held-to-maturity through the use of credit ratings. The following tables present the amortized cost of the Company's held-to-maturity securities by credit quality rating at March 31, 2025 and December 31, 2024.

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
March 31, 2025
Held to maturity:
Municipal bonds	$1,065	$—	$1,065

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
December 31, 2024
Held to maturity:
Municipal bonds	$1,065	$—	$1,065

Accrued interest receivable on the Company's investment securities was $1,222,000 and $1,471,000 at March 31, 2025 and December 31, 2024, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

At March 31, 2025 and December 31, 2024, the Company had $142,011,000 and $134,887,000, respectively, of securities pledged to secure public deposits.

4. Earnings Per Share
Earnings per common share was computed based on the following:

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Numerator:
Net income available to common shareholders	$10,964	$9,199
Denominator:
Weighted average common shares outstanding	7,949	7,984
Effect of dilutive securities:
Restricted stock	48	31
Stock options	30	24
Weighted average common shares outstanding – assuming dilution	8,027	8,039
Basic earnings per common share	$1.38	$1.15
Diluted earnings per common share	$1.37	$1.14

Options for 1,668 and 58,392 shares of common stock were not included in the computation of diluted EPS for the three months ended March 31, 2025 and 2024, respectively, because the effect of those shares was anti-dilutive.

5. Credit Quality and Allowance for Credit Losses

The Company’s loans, net of unearned income, consisted of the following as of the dates indicated.

(dollars in thousands)	March 31, 2025	December 31, 2024
Real estate loans:
One- to four-family first mortgage	$504,356	$501,225
Home equity loans and lines	77,417	79,097
Commercial real estate	1,193,364	1,158,781
Construction and land	346,987	352,263
Multi-family residential	183,792	178,568
Total real estate loans	2,305,916	2,269,934
Other loans:
Commercial and industrial	411,363	418,627
Consumer	29,998	29,624
Total other loans	441,361	448,251
Total loans	$2,747,277	$2,718,185

The net discount on the Company’s acquired loans was $2,116,000 and $2,469,000 at March 31, 2025 and December 31, 2024, respectively. In addition, loan balances as of March 31, 2025 and December 31, 2024 are reported net of unearned income of $5,225,000 and $5,122,000, respectively.

Accrued interest receivable on the Company's loans was $13,049,000 and $13,314,000 at March 31, 2025 and December 31, 2024, respectively, and is excluded from the estimate of the ACL. Those amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

Allowance for Credit Losses
The ACL, which includes the ALL and the ACL on unfunded lending commitments, and recorded investment in loans as of the dates indicated are as follows.

	March 31, 2025
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$4,459	$—	$4,459
Home equity loans and lines	795	—	795
Commercial real estate	13,478	439	13,917
Construction and land	5,383	—	5,383
Multi-family residential	1,088	—	1,088
Commercial and industrial	6,413	326	6,739
Consumer	756	141	897
Total allowance for loan losses	$32,372	$906	$33,278

Unfunded lending commitments(1)	$2,700	$—	$2,700
Total allowance for credit losses	$35,072	$906	$35,978

	March 31, 2025
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$504,356	$—	$504,356
Home equity loans and lines	77,417	—	77,417
Commercial real estate	1,191,051	2,313	1,193,364
Construction and land	346,987	—	346,987
Multi-family residential	183,792	—	183,792
Commercial and industrial	410,717	646	411,363
Consumer	29,857	141	29,998
Total loans	$2,744,177	$3,100	$2,747,277

	December 31, 2024
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$4,430	$—	$4,430
Home equity loans and lines	801	—	801
Commercial real estate	13,321	200	13,521
Construction and land	5,484	—	5,484
Multi-family residential	1,090	—	1,090
Commercial and industrial	6,613	248	6,861
Consumer	729	—	729
Total allowance for loan losses	$32,468	$448	$32,916

Unfunded lending commitments(1)	$2,700	$—	$2,700
Total allowance for credit losses	$35,168	$448	$35,616

	December 31, 2024
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$501,225	$—	$501,225
Home equity loans and lines	79,097	—	79,097
Commercial real estate	1,154,063	4,718	1,158,781
Construction and land	352,263	—	352,263
Multi-family residential	178,568	—	178,568
Commercial and industrial	418,373	254	418,627
Consumer	29,624	—	29,624
Total loans	$2,713,213	$4,972	$2,718,185
(1)The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.
(2)One PCD loan was individually evaluated at March 31, 2025 and December 31, 2024, respectively.

A summary of activity in the ACL for the three months ended March 31, 2025 and March 31, 2024 follows.

	Three Months Ended March 31, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$4,430	$—	$7	$22	$4,459
Home equity loans and lines	801	—	—	(6)	795
Commercial real estate	13,521	—	—	396	13,917
Construction and land	5,484	—	—	(101)	5,383
Multi-family residential	1,090	—	—	(2)	1,088
Commercial and industrial	6,861	(195)	153	(80)	6,739
Consumer	729	(31)	34	165	897
Total allowance for loan losses	$32,916	$(226)	$194	$394	$33,278

Unfunded lending commitments	$2,700	$—	$—	$—	$2,700
Total allowance for credit losses	$35,616	$(226)	$194	$394	$35,978

	Three Months Ended March 31, 2024
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$3,255	$—	$—	$20	$3,275
Home equity loans and lines	688	—	1	12	701
Commercial real estate	14,805	—	—	258	15,063
Construction and land	5,415	(124)	—	(4)	5,287
Multi-family residential	474	—	—	110	584
Commercial and industrial	6,166	(64)	15	(311)	5,806
Consumer	734	(53)	8	56	745
Total allowance for loan losses	$31,537	$(241)	$24	$141	$31,461

Unfunded lending commitments	$2,594	$—	$—	$—	$2,594
Total allowance for credit losses	$34,131	$(241)	$24	$141	$34,055

Credit Quality
The following tables present the Company’s loan portfolio by credit quality classification and origination year as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Term Loans by Origination Year
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$18,069	$70,748	$91,436	$106,915	$74,348	$111,918	$21,636	$1,624	$496,694
Special Mention	—	—	146	489	185	—	—	—	820
Substandard	—	54	878	2,785	416	2,709	—	—	6,842
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$18,069	$70,802	$92,460	$110,189	$74,949	$114,627	$21,636	$1,624	$504,356
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity loans and lines:
Pass	$122	$1,243	$1,210	$2,272	$1,368	$3,913	$64,740	$2,177	$77,045
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	64	—	181	127	—	372
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$122	$1,243	$1,210	$2,336	$1,368	$4,094	$64,867	$2,177	$77,417
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$32,364	$159,475	$144,753	$304,865	$211,399	$292,639	$25,199	$4,226	$1,174,920
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	517	2,638	15,289	—	—	18,444
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$32,364	$159,475	$144,753	$305,382	$214,037	$307,928	$25,199	$4,226	$1,193,364
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land:
Pass	$25,262	$157,794	$110,787	$28,516	$3,691	$7,056	$8,186	$(19)	$341,273
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	387	134	1,182	253	—	—	3,758	5,714
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$25,262	$158,181	$110,921	$29,698	$3,944	$7,056	$8,186	$3,739	$346,987
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2025
	Term Loans by Origination Year
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Multi-family residential:
Pass	$13,107	$38,538	$25,504	$49,383	$22,201	$31,234	$1,229	$1,340	$182,536
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	325	—	1	930	—	1,256
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$13,107	$38,538	$25,504	$49,708	$22,201	$31,235	$2,159	$1,340	$183,792
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Pass	$12,957	$71,949	$56,283	$54,550	$14,159	$9,436	$185,804	$2,604	$407,742
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	1,314	271	352	345	1	17	1,321	3,621
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$12,957	$73,263	$56,554	$54,902	$14,504	$9,437	$185,821	$3,925	$411,363
Current period gross charge-offs	$—	$19	$—	$9	$—	$—	$167	$—	$195
Consumer:
Pass	$2,892	$4,491	$2,347	$1,609	$306	$9,150	$8,965	$78	$29,838
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	5	2	3	144	4	—	2	160
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$2,892	$4,496	$2,349	$1,612	$450	$9,154	$8,965	$80	$29,998
Current period gross charge-offs	$—	$3	$3	$—	$—	$—	$25	$—	$31
Total loans:
Pass	$104,773	$504,238	$432,320	$548,110	$327,472	$465,346	$315,759	$12,030	$2,710,048
Special Mention	—	—	146	489	185	—	—	—	820
Substandard	—	1,760	1,285	5,228	3,796	18,185	1,074	5,081	36,409
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$104,773	$505,998	$433,751	$553,827	$331,453	$483,531	$316,833	$17,111	$2,747,277
Current period gross charge-offs	$—	$22	$3	$9	$—	$—	$192	$—	$226

	December 31, 2024
	Term Loans by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$71,582	$95,261	$108,853	$76,116	$31,482	$88,472	$20,042	$1,560	$493,368
Special Mention	—	146	491	186	—	—	—	—	823
Substandard	56	1,040	2,316	575	340	2,707	—	—	7,034
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$71,638	$96,447	$111,660	$76,877	$31,822	$91,179	$20,042	$1,560	$501,225
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity loans and lines:
Pass	$1,833	$1,249	$2,359	$1,409	$627	$3,535	$65,597	$2,209	$78,818
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	65	—	—	185	29	—	279
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,833	$1,249	$2,424	$1,409	$627	$3,720	$65,626	$2,209	$79,097
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$22	$—	$22
Commercial real estate:
Pass	$151,397	$130,833	$298,344	$217,602	$153,122	$162,925	$25,820	$197	$1,140,240
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,754	1,405	2,788	12,594	—	—	18,541
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$151,397	$130,833	$300,098	$219,007	$155,910	$175,519	$25,820	$197	$1,158,781
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land:
Pass	$141,926	$131,483	$51,789	$4,529	$6,656	$2,925	$7,749	$(18)	$347,039
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	30	135	1,201	253	3	—	—	3,602	5,224
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$141,956	$131,618	$52,990	$4,782	$6,659	$2,925	$7,749	$3,584	$352,263
Current period gross charge-offs	$—	$—	$123	$—	$—	$—	$—	$—	$123
Multi-family residential:
Pass	$38,559	$25,331	$48,047	$22,401	$14,523	$27,549	$1,228	$—	$177,638
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	930	—	930

	December 31, 2024
	Term Loans by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$38,559	$25,331	$48,047	$22,401	$14,523	$27,549	$2,158	$—	$178,568
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Pass	$75,576	$59,626	$60,175	$17,993	$6,547	$4,482	$188,676	$1,797	$414,872
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	1,344	284	368	345	46	19	49	1,300	3,755
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$76,920	$59,910	$60,543	$18,338	$6,593	$4,501	$188,725	$3,097	$418,627
Current period gross charge-offs	$—	$17	$317	$53	$—	$17	$471	$—	$875
Consumer:
Pass	$5,815	$2,952	$1,842	$371	$585	$9,056	$8,850	$126	$29,597
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	6	4	4	—	11	—	2	27
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$5,815	$2,958	$1,846	$375	$585	$9,067	$8,850	$128	$29,624
Current period gross charge-offs	$7	$39	$24	$—	$10	$8	$177	$—	$265
Total loans:
Pass	$486,688	$446,735	$571,409	$340,421	$213,542	$298,944	$317,962	$5,871	$2,681,572
Special Mention	—	146	491	186	—	—	—	—	823
Substandard	1,430	1,465	5,708	2,582	3,177	15,516	1,008	4,904	35,790
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$488,118	$448,346	$577,608	$343,189	$216,719	$314,460	$318,970	$10,775	$2,718,185
Current period gross charge-offs	$7	$56	$464	$53	$10	$25	$670	$—	$1,285

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
Age analysis of past due loans as of the dates indicated are as follows.

	March 31, 2025
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$3,466	$815	$4,928	$9,209	$495,147	$504,356
Home equity loans and lines	78	—	127	205	77,212	77,417
Commercial real estate	2,743	—	1,001	3,744	1,189,620	1,193,364
Construction and land	2,520	314	5,362	8,196	338,791	346,987
Multi-family residential	—	—	930	930	182,862	183,792
Total real estate loans	8,807	1,129	12,348	22,284	2,283,632	2,305,916
Other loans:
Commercial and industrial	766	473	611	1,850	409,513	411,363
Consumer	152	32	156	340	29,658	29,998
Total other loans	918	505	767	2,190	439,171	441,361
Total loans	$9,725	$1,634	$13,115	$24,474	$2,722,803	$2,747,277

	December 31, 2024
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$4,208	$382	$5,850	$10,440	$490,785	$501,225
Home equity loans and lines	224	—	129	353	78,744	79,097
Commercial real estate	1,454	—	1,960	3,414	1,155,367	1,158,781
Construction and land	767	240	1,399	2,406	349,857	352,263
Multi-family residential	330	—	—	330	178,238	178,568
Total real estate loans	6,983	622	9,338	16,943	2,252,991	2,269,934
Other loans:
Commercial and industrial	491	2,110	649	3,250	415,377	418,627
Consumer	353	42	13	408	29,216	29,624
Total other loans	844	2,152	662	3,658	444,593	448,251
Total loans	$7,827	$2,774	$10,000	$20,601	$2,697,584	$2,718,185

There were $77,000 and $16,000 of loans greater than 90 days past due and accruing at March 31, 2025 and December 31, 2024, respectively.
The following tables summarize information pertaining to nonaccrual loans as of dates indicated.

	March 31, 2025
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total
Nonaccrual loans(1):
One- to four-family first mortgage	$6,368	$—	$6,368
Home equity loans and lines	372	—	372
Commercial real estate	4,349	—	4,349
Construction and land	5,584	—	5,584
Multi-family residential	930	—	930
Commercial and industrial	1,206	—	1,206
Consumer	161	—	161
Total	$18,970	$—	$18,970

	December 31, 2024
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total
Nonaccrual loans(1):
One- to four-family first mortgage	$7,039	$—	$7,039
Home equity loans and lines	279	—	279
Commercial real estate	3,304	—	3,304
Construction and land	1,622	—	1,622
Multi-family residential	—	—	—
Commercial and industrial	1,311	—	1,311
Consumer	27	—	27
Total	$13,582	$—	$13,582
(1)Nonaccrual acquired loans include PCD loans of $1,228,000 and $1,256,000 at March 31, 2025 and December 31, 2024, respectively.

All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. All payments received while on nonaccrual status are applied against the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.
Collateral Dependent Loans
The Company held loans that were individually evaluated for credit losses at March 31, 2025 and December 31, 2024 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:

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
•Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.
The tables below summarize collateral dependent loans and the related ACL at March 31, 2025 and December 31, 2024.

	March 31, 2025
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$—	$—
Home equity loans and lines	—	—
Commercial real estate	2,313	439
Construction and land	—	—
Multi-family residential	—	—
Commercial and industrial	646	326
Consumer	141	141
Total	$3,100	$906

	December 31, 2024
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$—	$—
Home equity loans and lines	—	—
Commercial real estate	4,718	200
Construction and land	—	—
Multi-family residential	—	—
Commercial and industrial	254	248
Consumer	—	—
Total	$4,972	$448

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

	Three Months Ended March 31, 2025
(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
One-to four-family first mortgage	$—	$—	$23	$—	$—	$—	—%
Home equity loans and lines	—	—	—	—	—	—	—
Commercial real estate	—	—	957	—	—	—	0.1
Construction and land	—	—	2	—	—	—	—
Multi-family residential	—	—	—	—	—	—	—
Commercial and industrial	—	—	2,190	—	—	—	0.5
Consumer	—	—	—	—	—	—	—
Total	$—	$—	$3,172	$—	$—	$—	0.1%

	Three Months Ended March 31, 2024
(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
One-to four-family first mortgage	$—	$—	$668	$—	$—	$—	0.2%
Home equity loans and lines	—	—	—	—	—	—	—
Commercial real estate	—	—	1,081	—	—	—	0.1
Construction and land	—	—	29	—	—	—	—
Multi-family residential	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$—	$—	$1,778	$—	$—	$—	0.1%
During the three months ended March 31, 2025 and 2024, no loan experienced a default subsequent to being granted a payment deferral or term extension. Default is defined as movement to past due 90 days, foreclosure or charge-off, whichever occurs first.
The following table details the financial impacts of loan modifications made to borrowers experiencing financial difficulty for the periods presented.

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Minimum Term Extensions (in months)	Maximum Term Extensions (in months)	Minimum Term Extensions (in months)	Maximum Term Extensions (in months)
One-to four-family first mortgage	60	60	12	96
Home equity loans and lines	0	0	0	0
Commercial real estate	12	12	12	12
Construction and land	3	3	12	12
Multi-family residential	0	0	0	0
Commercial and industrial	3	3	0	0
Consumer	0	0	0	0
The table below reflects the performance of loans that have been modified in the last 12 months.

(dollars in thousands)	30-89 Days Past Due	90+ Days Past Due	Nonaccrual	Current	Total
March 31, 2025
One-to four-family first mortgage	$—	$—	$373	$23	$396
Home equity loans and lines	—	—	—	—	—
Commercial real estate	—	—	957	—	957
Construction and land	—	—	215	2	217
Multi-family residential	—	—	—	—	—
Commercial and industrial	—	—	—	3,296	3,296
Consumer	—	—	—	—	—
Total	$—	$—	$1,545	$3,321	$4,866
The loan modifications reported in the table above did not significantly impact the Company's allowance for loan losses during 2025.
Foreclosed Assets and ORE
Foreclosed assets and ORE include real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets and ORE totaled $2,424,000 and $2,010,000 at March 31, 2025 and December 31, 2024, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

The carrying amount of foreclosed residential real estate properties held at March 31, 2025 and December 31, 2024 totaled $2,410,000 and $2,010,000, respectively. Loans secured by single family residential real estate that were in the process of foreclosure at March 31, 2025 and December 31, 2024 totaled $1,843,000 and $4,472,000, respectively.
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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. During the next twelve months, the Company estimates that an additional $1,607,000 will be reclassified as additional interest expense.

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

Fair Values of Derivative Instruments
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Financial Condition as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$80,000	$2,411	$—	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	$9,000	$202	$9,000	$229
Risk participation agreements	—	—	11,487	1

Netting adjustments		—		—

Net derivative amounts		$2,613		$230

	December 31, 2024
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$80,000	$3,241	$—	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	9,000	26	9,000	42
Risk participation agreements	—	—	11,550	—

Netting adjustments		—		—

Net derivative amounts		$3,267		$42

(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

At March 31, 2025 and December 31, 2024, accumulated unrealized gains, net of taxes, on derivative instruments totaled $1,775,000 and $2,418,000, respectively.

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income and the Consolidated Statements of Income
The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income and the Consolidated Statements of Income as of March 31, 2025 and March 31, 2024.

	Three Months Ended March 31, 2025
	Amount of Loss Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$(307)	$(307)	Interest income	$507	$507

	Three Months Ended March 31, 2024
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$1,084	$1,084	Interest income	$606	$606

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of March 31, 2025 and March 31, 2024.

(dollars in thousands)	Location of Loss Recognized on Non-designated Hedges	Three Months Ended March 31, 2025
Effects of non-designated hedges
Interest rate contracts	Other noninterest expense	$(11)
Risk participation agreements	Other noninterest expense	$—

(dollars in thousands)	Location of Income Recognized on Non-designated Hedges	Three Months Ended March 31, 2024
Effects of non-designated hedges
Risk participation agreements	Other noninterest income	$2

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

As of March 31, 2025, there were no derivatives with credit-risk-related contingent features in a net liability position. Such derivatives are measured at fair value, which includes accrued interest but excludes any adjustment for nonperformance risk. If the Company had breached any provisions at March 31, 2025, it would not have been required to settle any obligations under the agreements since the termination value was $0.

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

The carrying value of the Notes was $54,513,000 and $54,459,000 at March 31, 2025 and December 31, 2024, respectively. The Note was recorded net of issuance costs which is being amortized using the straight-line method over five years.

Other Borrowings
Other borrowings at March 31, 2025 and December 31, 2024 included a $5,539,000 note payable with a rate of 3.83% on the Company’s investment in a new market tax credit entity. The note payable is a 20-year leverage loan with interest-only payments for the first seven years. The note was originated in October 2018.

Federal Home Loan Bank Advances

The average balance of total FHLB advances was $180,658,000 for the first quarter of 2025, an increase of $108,954,000 compared to the first quarter of 2024.

The Company had short-term FHLB advances in the amount of $150,000,000 as of March 31, 2025 compared to $137,220,000 as of December 31, 2024. At March 31, 2025 and December 31, 2024, the Company had $13,259,000 and $38,326,000 in long-term FHLB advances, respectively, and $1,140,061,000 and $1,088,068,000 in additional FHLB advances available, respectively.
The following table summarizes long-term FHLB advances as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Fixed rate advances maturing in:
2025	$10,156	4.19%	$35,194	3.49%
2026	3,103	1.55	3,132	1.55
Total FHLB advances	$13,259	3.57%	$38,326	3.33%

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets, by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of March 31, 2025, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.
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

The following tables present the balances of assets measured for fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

(dollars in thousands)	March 31, 2025	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$263,130	$—	$263,130	$—
Collateralized mortgage obligations	70,008	—	70,008	—
Municipal bonds	46,589	—	46,589	—
U.S. government agency	16,199	—	16,199	—
Corporate bonds	4,627	—	4,627	—
Total	$400,553	$—	$400,553	$—

Derivative assets	$2,613	$—	$2,613	$—
Total	$403,166	$—	$403,166	$—

Liabilities
Derivative liabilities	$230	$—	$230	$—

(dollars in thousands)	December 31, 2024	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$261,873	$—	$261,873	$—
Collateralized mortgage obligations	71,389	—	71,389	—
Municipal bonds	45,829	—	45,829	—
U.S. government agency	17,128	—	17,128	—
Corporate bonds	6,573	—	6,573	—
Total	$402,792	$—	$402,792	$—

Derivative assets	$3,267	$—	$3,267	$—
Total	$406,059	$—	$406,059	$—

Liabilities
Derivative liabilities	$42	$—	$42	$—

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

		Fair Value Measurements Using
(dollars in thousands)	March 31, 2025	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$2,194	$—	$—	$2,194
Foreclosed assets and ORE	2,424	—	—	2,424
Total	$4,618	$—	$—	$4,618

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2024	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$4,524	$—	$—	$4,524
Foreclosed assets and ORE	2,010	—	—	2,010
Total	$6,534	$—	$—	$6,534

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
March 31, 2025
Loans individually evaluated	$2,194	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	16% - 100%	29%
Foreclosed assets and ORE	$2,424	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 99%	11%
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
December 31, 2024
Loans individually evaluated	$4,524	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 100%	9%
Foreclosed assets and ORE	$2,010	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	19% - 69%	23%
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

Methods and assumptions used to estimate fair value of each class of financial instruments for which it is practicable to estimate fair value are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The fair value of subordinated debt is estimated based on current market rates on similar debt in the market. The Company classifies this debt in Level 2 of the fair value table. There have been no other material changes from the fair value estimate methods and assumptions previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at March 31, 2025
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$110,662	$110,662	$110,662	$—	$—
Investment securities available for sale	400,553	400,553	—	400,553	—
Investment securities held to maturity	1,065	1,066	—	1,066	—
Mortgage loans held for sale	1,855	1,855	—	1,855	—
Loans, net	2,713,999	2,671,726	—	2,669,532	2,194
Cash surrender value of BOLI	48,699	48,699	48,699	—	—
Derivative assets(1)	2,613	2,613	—	2,613	—
Financial Liabilities
Deposits	$2,827,207	$2,824,743	$2,072,954	$751,789	$—
Other borrowings	5,539	5,529	—	5,529	—
Subordinated debt, net of issuance cost	54,513	52,979	—	52,979	—
Short-term FHLB advances	150,000	150,000	150,000	—	—
Long-term FHLB advances	13,259	13,153	—	13,153	—
Derivative liabilities(1)	230	230	—	230	—

		Fair Value Measurements at December 31, 2024
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$98,548	$98,548	$98,548	$—	$—
Interest-bearing deposits in banks	—	—	—	—	—
Investment securities available for sale	402,792	402,792	—	402,792	—
Investment securities held to maturity	1,065	1,065	—	1,065	—
Mortgage loans held for sale	832	832	—	832	—
Loans, net	2,685,269	2,617,254	—	2,612,730	4,524
Cash surrender value of BOLI	48,421	48,421	48,421	—	—
Derivative assets(1)	3,267	3,267	—	3,267	—
Financial Liabilities
Deposits	$2,780,696	$2,778,056	$2,046,779	$731,277	$—
Other borrowings	5,539	5,528	—	5,528	—
Subordinated debt, net of issuance cost	54,459	49,563	—	49,563	—
Short-term FHLB advances	137,220	137,220	137,220	—	—
Long-term FHLB advances	38,326	38,111	—	38,111	—
Derivative liabilities(1)	42	42	—	42	—
(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and the Bank from December 31, 2024 through March 31, 2025 and on its results of operations for the three months ended March 31, 2025 and 2024. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

Forward-Looking Statements
To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company or Bank, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of words such as “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions, or by future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly”. The Company’s or the Bank’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Certain risks, uncertainties and other factors, including those set forth under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2024 and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis and may include factors such as, but not limited to, our lending activities, our use of municipal deposits as a source of funds, credit quality and risk, industry and technological changes, cyber incidents or other failures, disruptions or security breaches, interest rates, commercial and residential real estate values, economic and market conditions in the markets we operate in or generally in the United States, funds availability, accounting estimates and risk management processes, legislative and regulatory changes, the fair values of our acquired assets and our investment securities portfolio, business strategy execution, key personnel, competition, mortgage markets, fraud, environmental liability and severe weather, natural disasters, acts of war or terrorism or other external events. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.
EXECUTIVE OVERVIEW
The Company reported net income for the first quarter of 2025 of $11.0 million, or $1.37 diluted EPS, up $1.8 million compared to the first quarter of 2024. Net income for the first quarter of 2024 totaled $9.2 million, or $1.14 diluted EPS.

Key components of the Company’s performance during the three months ended March 31, 2025 include:

•Assets increased $41.8 million, or 1.2%, from December 31, 2024 to $3.5 billion at March 31, 2025.
•Total loans were $2.7 billion at March 31, 2025, up $29.1 million, or 1.1%, from December 31, 2024.
•During the three months ended March 31, 2025, the Company provisioned $394,000 to the allowance for loan losses, primarily due to loan growth. During the three months ended March 31, 2024, the Company provisioned $141,000 to the allowance for loan losses.
•The ALL totaled $33.3 million, or 1.21% of total loans, at March 31, 2025 compared to $32.9 million, or 1.21% of total loans, at December 31, 2024. The ACL, which is comprised of the allowance for loan losses plus the allowance for unfunded lending commitments, totaled $36.0 million, or 1.31% of total loans, at March 31, 2025 compared to $35.6 million, or 1.31% of total loans, at December 31, 2024.
•Nonperforming assets increased $5.9 million, or 37.6%, from $15.6 million, or 0.45% of total assets, at December 31, 2024 to $21.5 million, or 0.62% of total assets, at March 31, 2025. The increase in nonperforming assets was primarily due to two loan relationships, which were classified as substandard in 2024 and moved to nonaccrual status in the first quarter of 2025.
•Total deposits amounted to $2.8 billion at March 31, 2025, an increase of $46.5 million, or 1.7%, from December 31, 2024.
•The net interest margin was 3.91% for the three months ended March 31, 2025, up 27 bps from the three months ended March 31, 2024. The increase was primarily due to increase in interest-earning assets.
•The average rate paid on total interest-bearing deposits was 2.51% for the first quarter of 2025, which was down 1 bps from the first quarter of 2024.
•Total interest expense for the first quarter of 2025 was up $227,000, or 1.5%, compared to the first quarter of 2024, primarily due to higher cost of deposits.
•Noninterest income for the first quarter of 2025 was up $460,000, or 13.0%, compared to the first quarter of 2024, primarily due to increases in gain on sale of loans (up $290,000), other income (up $97,000), and service fees and charges (up $55,000).
•Noninterest expense for the first quarter of 2025 was up $711,000, or 3.4%, compared to the first quarter of 2024, primarily due to increases in compensation and benefits (up $482,000), foreclosed assets, net (up $162,000), data processing and communication (up $128,000), and occupancy (up $107,000), which were partially offset by decreases in professional services (down $70,000) and marketing and advertising (down $37,000).

FINANCIAL CONDITION

Loans, Allowance for Credit Losses and Asset Quality

Loans
Total loans at March 31, 2025 were $2.7 billion, up $29.1 million, or 1.1%, from December 31, 2024.
The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

(dollars in thousands)	March 31, 2025	December 31, 2024	Increase/(Decrease)
Real estate loans:
One-to four-family first mortgage	$504,356	$501,225	$3,131	0.6%
Home equity loans and lines	77,417	79,097	(1,680)	(2.1)
Commercial real estate	1,193,364	1,158,781	34,583	3.0
Construction and land	346,987	352,263	(5,276)	(1.5)
Multi-family residential	183,792	178,568	5,224	2.9
Total real estate loans	2,305,916	2,269,934	35,982	1.6%
Other loans:
Commercial and industrial	411,363	418,627	(7,264)	(1.7)
Consumer	29,998	29,624	374	1.3
Total other loans	441,361	448,251	(6,890)	(1.5)
Total loans	$2,747,277	$2,718,185	$29,092	1.1%

Allowance for Credit Losses
The ACL which equals the sum of the ALL and the ACL on unfunded lending commitments, is established through provisions for credit losses. Management recalculates the ACL at least quarterly to reassess the estimate of credit losses for the total portfolio at the relevant reporting date. Under ASC Topic 326, the ACL is measured on a pool basis when similar risk characteristics exist. For each pool of loans, management also evaluates and applies qualitative adjustments to the calculated ACL based on several factors, including, but not limited to, changes in current and expected future economic conditions, changes in industry experience and industry loan concentrations, changes in the volume and severity of NPAs, changes in lending policies and personnel and changes in the competitive and regulatory environment of the banking industry. Loans that do not share similar risk characteristics are individually evaluated and are excluded from the pooled loan analysis.

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

At March 31, 2025, the ALL totaled $33.3 million, or 1.21% of total loans, up $362,000 from $32.9 million, or 1.21% of total loans, at December 31, 2024. During the three months ended March 31, 2025, the Company provisioned $394,000 of the allowance loan losses primarily due to loan growth. Net loan charge-offs totaled $32,000 for the three months ended March 31, 2025.
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

At March 31, 2025 and December 31, 2024, loans identified as credit deteriorated loans and individually evaluated for expected losses were $3.1 million and $5.0 million, respectively. The following tables provide a summary of loans individually evaluated for credit losses as of the dates indicated.

	March 31, 2025
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$—	$—	—%
Home equity loans and lines	—	—	—
Commercial real estate	2,313	439	18.98
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	646	326	50.46
Consumer	141	141	100.00
Total	$3,100	$906	29.23%

	December 31, 2024
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$—	$—	—%
Home equity loans and lines	—	—	—
Commercial real estate	4,718	200	4.24
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	254	248	97.64
Consumer	—	—	—
Total	$4,972	$448	9.01%

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

At March 31, 2025 and December 31, 2024, loans classified as substandard totaled $36.4 million and $35.8 million, respectively. There were no assets classified as doubtful at either date. For additional information, refer to Note 5 to the Consolidated Financial Statements.

The following tables provide a summary of loans classified as special mention and substandard as of the dates indicated.

(dollars in thousands)	March 31, 2025	December 31, 2024	Increase/(Decrease)
Special Mention Loans
One- to four-family first mortgage	$820	$823	$(3)	(0.4)%
Home equity loans and lines	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land	—	—	—	—
Multi-family residential	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—
Total special mention loans	$820	$823	$(3)	(0.4)%

(dollars in thousands)	March 31, 2025	December 31, 2024	Increase/(Decrease)
Substandard Loans
One- to four-family first mortgage	$6,842	$7,034	$(192)	(2.7)%
Home equity loans and lines	372	279	93	33.3
Commercial real estate	18,444	18,541	(97)	(0.5)
Construction and land	5,714	5,224	490	9.4
Multi-family residential	1,256	930	326	35.1
Commercial and industrial	3,621	3,755	(134)	(3.6)
Consumer	160	27	133	492.6
Total substandard loans	$36,409	$35,790	$619	1.7%

Total nonperforming loans increased by $5.4 million, or 40.1%, to $19.0 million at March 31, 2025, compared to $13.6 million at December 31, 2024. The primary reason for the increase was two loan relationships with an aggregate outstanding balance of $5.6 million at March 31, 2025 that became nonperforming during the first quarter of 2025.

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

The following table sets forth the composition of the Company’s nonperforming assets as of the dates indicated.

	March 31, 2025			December 31, 2024
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$4,420	$1,948	$6,368	$5,348	$1,691	$7,039
Home equity loans and lines	339	33	372	245	34	279
Commercial real estate	1,055	3,294	4,349	1,058	2,246	3,304
Construction and land	5,584	—	5,584	1,619	3	1,622
Multi-family residential	930	—	930	—	—	—
Other loans:
Commercial and industrial	611	595	1,206	705	606	1,311
Consumer	151	10	161	16	11	27
Total nonaccrual loans	13,090	5,880	18,970	8,991	4,591	13,582
Accruing loans 90 days or more past due	77	—	77	16	—	16
Total nonperforming loans	13,167	5,880	19,047	9,007	4,591	13,598
Foreclosed assets and ORE	2,424	—	2,424	1,963	47	2,010
Total nonperforming assets	15,591	5,880	21,471	10,970	4,638	15,608

Nonperforming loans to total loans			0.69%			0.50%
Nonperforming loans to total assets			0.55%			0.39%
Nonperforming assets to total assets			0.62%			0.45%
(1)Nonaccrual acquired loans include PCD loans of $1.2 million and $1.3 million at March 31, 2025 and December 31, 2024, respectively.
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
Investment Securities

The Company’s investment securities portfolio totaled $401.6 million as of March 31, 2025, a decrease of $2.2 million, or 0.6%, from December 31, 2024. During the first quarters of 2025 and 2024, the Company had no gains or losses related to the sale of available-for-sale investment securities. At March 31, 2025, the Company had a net unrealized loss on its available for sale investment securities portfolio of $34.0 million, compared to a net unrealized loss of $41.0 million at December 31, 2024. The Company’s investment securities portfolio had an effective duration of 3.7 years and 3.9 years at March 31, 2025 and December 31, 2024, respectively.

The following table summarizes activity in the Company’s investment securities portfolio during the three months ended March 31, 2025.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2024	$402,792	$1,065
Purchases	2,908	—
Sales	—	—
Principal maturities, prepayments and calls	(12,105)	—
Amortization of premiums and accretion of discounts	(54)	—
Increase in market value	7,012	—
Balance, March 31, 2025	$400,553	$1,065

Funding Sources

Deposits
Deposits totaled $2.8 billion at March 31, 2025, an increase of $46.5 million, or 1.7%, compared to December 31, 2024. The following table summarizes the changes in the Company’s deposits from December 31, 2024 to March 31, 2025.

(dollars in thousands)	March 31, 2025	December 31, 2024	Increase/(Decrease)
Demand deposit	$754,955	$733,073	$21,882	3.0%
Savings	212,053	210,977	1,076	0.5
Money market	464,659	457,483	7,176	1.6
NOW	641,287	645,246	(3,959)	(0.6)
Certificates of deposit	754,253	733,917	20,336	2.8
Total deposits	$2,827,207	$2,780,696	$46,511	1.7%

The average rate paid on interest-bearing deposits was 2.51% for the first quarter of 2025, down 1 bps compared to the first quarter of 2024. At March 31, 2025, certificates of deposit maturing within the next 12 months totaled $708.2 million.

We obtain most of our deposits from individuals, small businesses and public funds in our market areas. The following table presents our deposits per customer type for the periods indicated.

	March 31, 2025	December 31, 2024
Individuals	53%	53%
Small businesses	36	37
Public funds	8	7
Broker	3	3
Total	100%	100%

The total amounts of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) were $844.2 million at March 31, 2025 and $813.6 million at December 31, 2024. Public funds in excess of the FDIC insurance limits are fully collateralized.

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

The carrying value of the Notes was $54.5 million and $54.5 million at March 31, 2025 and December 31, 2024, respectively. The subordinated debt was recorded net of issuance costs and amortized using the straight-line method over five years.

Other Borrowings
Other borrowings at March 31, 2025 and December 31, 2024 included a $5,539,000 note payable with a rate of 3.83% on the Company’s investment in a new market tax credit entity. The note payable is a 20-year leverage loan with interest-only payments for the first seven years. The note was originated in October 2018.

Federal Home Loan Bank Advances

The average balance of total FHLB advances was $180.7 million for the first quarter of 2025, up $109.0 million compared to the first quarter of 2024. We reduced our FHLB advances in 2024 primarily due to our increased utilization of BTFP loans as an alternative source of funds.

The Company had $150.0 million short-term FHLB advances as of March 31, 2025, up $12.8 million, or 9.3%, compared to $137.2 million as of December 31, 2024. At March 31, 2025 and December 31, 2024, the Company had $13.3 million and $38.3 million in long-term FHLB advances, respectively, and $1.1 billion and $1.1 billion in additional FHLB advances available, respectively.

Shareholders’ Equity

Total shareholders’ equity increased $6.7 million, or 1.7%, from $396.1 million at December 31, 2024 to $402.8 million at March 31, 2025. Shareholders' equity increased primarily due to net income of $11.0 million and a decrease in accumulated other comprehensive loss on available for sale investment securities, which were partially offset by cash dividends and share repurchases during the three months ended March 31, 2025.

At March 31, 2025, the Company and the Bank had regulatory capital amounts that were well in excess of regulatory requirements. The following table presents actual and required capital ratios for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2025 based on the required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Tier 1 risk-based capital	$343,165	11.85%	$246,103	8.50%	N/A	N/A
Total risk-based capital	433,456	14.97	304,009	10.50	N/A	N/A
Tier 1 leverage capital	343,165	10.20	134,589	4.00	N/A	N/A

Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$385,061	13.34%	$202,004	7.00%	$187,575	6.50%
Tier 1 risk-based capital	385,061	13.34	245,290	8.50	230,861	8.00
Total risk-based capital	420,839	14.58	303,005	10.50	288,577	10.00
Tier 1 leverage capital	385,061	11.48	134,219	4.00	167,773	5.00

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

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At March 31, 2025, certificates of deposit maturing within the next 12 months totaled $708.2 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of securities available for sale, the Company has significant borrowing capacity available to fund liquidity needs. In recent years, the Company has utilized borrowings as a cost efficient addition to deposits as a source of funds. Borrowings consist of advances from the FHLB of Dallas, of which the Company is a member. Under terms of the collateral agreement with the FHLB, the Company pledges residential mortgage loans and investment securities as well as the Company’s stock in the FHLB as collateral for such advances. For the three months ended March 31, 2025, the average balance of outstanding FHLB advances was $180.7 million. At March 31, 2025, the Company had $163.3 million in total outstanding FHLB advances.

The following table summarizes the Company's primary and secondary sources of liquidity which were available at March 31, 2025.

(dollars in thousands)	March 31, 2025
Cash and cash equivalents	$110,662
Unencumbered investment securities, amortized cost	68,179
FHLB advance availability	1,140,061
Amounts available from unsecured lines of credit	55,000
Federal Reserve discount window availability	500
Total primary and secondary sources of available liquidity	$1,374,402

Asset/Liability Management
The objective of asset/liability management is to implement strategies for the funding and deployment of the Company’s financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk. Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of March 31, 2025.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	1.9%
+100	1.1%
-100	(1.7)%
-200	(3.8)%

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

The Company periodically has entered into interest rate swap agreements as part of its interest rate risk management strategy. The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements. During 2025 and 2024, such derivatives were used to hedge the variable cost associated with existing variable rate liabilities. Refer to Note 6 of the Consolidated Financial Statements for more information on the effects of the derivative financial instruments on the consolidated financial statements.

To meet the financing needs of its customers, the Company issues financial instruments which represent conditional obligations that are not recognized, wholly or in part, in the statements of financial condition. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments expose the Company to varying degrees of credit and interest rate risk in much the same way as funded loans. The same credit policies are used in these commitments as for on-balance sheet instruments. At both March 31, 2025 and December 31, 2024, the Company's allowance for credit losses on unfunded commitments totaled $2.7 million.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of the periods indicated.

	Contract Amount
(dollars in thousands)	March 31, 2025	December 31, 2024
Standby letters of credit	$5,957	$6,502
Available portion of lines of credit	471,304	488,930
Undisbursed portion of loans in process	84,207	76,424
Commitments to originate loans	152,370	161,482

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
RESULTS OF OPERATIONS
Net income for the first quarter of 2025 was $11.0 million, up $1.8 million compared to the first quarter of 2024. Diluted EPS for the first quarter of 2025 was $1.37, up $0.23 compared to the first quarter of 2024.

During the three months ended March 31, 2025, the Company provisioned $394,000 to the allowance for loan losses primarily due to loan growth. During the three months ended March 31, 2024, the Company provisioned $141,000 to the allowance for loan losses primarily due to loan growth.

Net Interest Income
Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 3.10% and 2.81% for the quarters ended March 31, 2025 and 2024, respectively.

Net interest income totaled $31.7 million for the first quarter of 2025, up $2.8 million, or 9.9%, compared to the first quarter of 2024.

The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 3.91% and 3.64% for the quarters ended March 31, 2025 and 2024, respectively. For the same periods, the average loan yield was 6.43% and 6.18%, respectively.

Acquired loan discount accretion included in interest income totaled $356,000 and $525,000 for the quarters ended March 31, 2025 and 2024, respectively.

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

	Three Months Ended March 31,
	2025			2024
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$2,745,212	$44,032	6.43%	$2,602,941	$40,567	6.18%
Investment securities
Taxable	423,412	2,592	2.45	456,246	2,715	2.38
Tax-exempt (TE)	16,144	72	2.26	16,332	73	2.26
Total investment securities	439,556	2,664	2.44	472,578	2,788	2.38
Other interest-earning assets	55,851	505	3.67	57,103	771	5.43
Total interest-earning assets (TE)	3,240,619	$47,201	5.84	3,132,622	$44,126	5.60
Noninterest-earning assets	208,853			201,261
Total assets	$3,449,472			$3,333,883
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,306,602	$5,401	1.68%	$1,269,293	$4,800	1.52%
Certificates of deposit	732,079	7,221	4.00	668,353	7,332	4.41
Total interest-bearing deposits	2,038,681	12,622	2.51	1,937,646	12,132	2.52
Other borrowings	5,539	53	3.89	125,979	1,486	4.74
Subordinated debt	54,485	845	6.20	54,268	845	6.22
Short-term FHLB advances	149,043	1,655	4.44	31,831	436	5.42
Long term FHLB advances	31,615	277	3.51	39,873	326	3.27
Total interest-bearing liabilities	2,279,363	$15,452	2.74	2,189,597	$15,225	2.79
Noninterest-bearing liabilities	766,605			773,525
Total liabilities	3,045,968			2,963,122
Shareholders’ equity	403,504			370,761
Total liabilities and shareholders' equity	$3,449,472			$3,333,883
Net interest-earning assets	$961,256			$943,025
Net interest spread (TE)		$31,749	3.10%		$28,901	2.81%
Net interest margin (TE)			3.91%			3.64%
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

	Three Months Ended March 31,
	2025 Compared to 2024
	Change Attributable To
(dollars in thousands)	Rate	Volume	Increase/ (Decrease)
Interest income:
Loans receivable	$1,398	$2,067	$3,465
Investment securities	75	(199)	(124)
Other interest-earning assets	(249)	(17)	(266)
Total interest income	1,224	1,851	3,075
Interest expense:
Savings, checking and money market accounts	319	282	601
Certificates of deposit	(741)	630	(111)
Other borrowings	(145)	(1,288)	(1,433)
Subordinated debt	(3)	3	—
FHLB advances	(203)	1,373	1,170
Total interest expense	(773)	1,000	227
Increase in net interest income	$1,997	$851	$2,848

Noninterest Income

Noninterest income for the first quarter of 2025 totaled $4.0 million, up $460,000, or 13.0%, from $3.5 million earned for the same period in 2024. Noninterest income increased over the comparable periods primarily due to increases in gain on the sale of loans (up $290,000 primarily due to gain on sale of SBA loans), other income (up $97,000), and service fees and charges (up $55,000).

Noninterest Expense

Noninterest expense for the first quarter of 2025 totaled $21.6 million, up $711,000, or 3.4%, from the first quarter of 2024. Noninterest expense increased over the comparable quarters primarily due to increases in compensation and benefits (up $482,000, primarily due to increases in salaries), foreclosed assets, net (up $162,000), data processing and communication (up $128,000), and occupancy (up $107,000), which were partially offset by decreases in professional services (down $70,000) and marketing and advertising (down $37,000).

Income Taxes

Income tax expense for the three months ended March 31, 2025 totaled $2.8 million compared to $2.2 million for the three months ended March 31, 2024. Income tax expense increased over the prior comparable quarter primarily due to increased taxable earnings. The Company's effective tax rates for the first quarters of 2025 and 2024 were 20.5% and 19.6%, respectively.
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

We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. Our accounting policies are discussed in detail in Note 1 - Basis of Presentation in the accompanying notes to the consolidated financial statements included elsewhere in this report and in our 2024 Annual Report on Form 10-K. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, management believes the policy noted below meets the SEC’s definition of a critical accounting policy.
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
Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2024, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at March 31, 2025 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Not applicable.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds.
(a)    Not applicable.
(b)    Not applicable.
(c)    The Company’s purchases of its common stock made during the quarter ended March 31, 2025 consisted of stock repurchases under the Company’s approved plans and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
January 1 – January 31, 2025	—	$—	—	311,812
February 1 – February 28, 2025	—	—	—	311,812
March 1 – March 31, 2025	173,497	44.72	173,497	138,315
Total	173,497	$44.72	173,497	138,315
(1)On October 18, 2023, the Company announced the approval of a new repurchase program (the “2023 Repurchase Plan”). Under the 2023 Repurchase Plan, the Company may purchase up to 405,000 shares, or approximately 5% of the Company’s outstanding common stock. On April 21, 2025, the Company announced the approval of a new share repurchase plan (the “2025 Repurchase Plan”). Under the 2025 Repurchase Plan, the Company may purchase up to an additional 400,000 shares, or approximately 5% of the Company’s outstanding common stock. Share repurchases under the 2025 Repurchase Plan may commence upon the completion of the Company’s 2023 Repurchase Plan.

Item 3.	Defaults Upon Senior Securities.
(a)    Not applicable.
(b)    Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
(a)    Not applicable.
(b)    Not applicable.
(c)    During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

Item 6.	Exhibits and Financial Statement Schedules.

No.	Description	Location

4.1	Indenture, dated June 30, 2022, by and between Home Bancorp, Inc. and UMB Bank, National Association, as trustee for the 5.75% Fixed-to-Floating Rate Subordinated Notes Due 2032.	(incorporated by reference from the like-numbered exhibit included in Home Bancorp’s Current Report on Form 8-K, dated as of June 30, 2022 and filed July 1, 2022 (SEC File No. 001-34190))

31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP, INC.

May 2, 2025	By:	/s/ John W. Bordelon
John W. Bordelon
Chairman of the Board, President and Chief Executive Officer

May 2, 2025	By:	/s/ David T. Kirkley
David T. Kirkley
Senior Executive Vice President and Chief Financial Officer

May 2, 2025	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank, N. A. Senior Vice President and Director of Financial Management