Form 10-Q
period 2025-06-30
HOME BANCORP, INC.
filed 2025-08-01
CIK 1436425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 31, 2025, the registrant had 7,824,751 shares of common stock, $0.01 par value, outstanding.

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

ACL	–	Allowance for credit losses
ALL	–	Allowance for loan losses
AOCI	–	Accumulated other comprehensive income
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
Bank	–	Home Bank, N. A., a wholly-owned subsidiary of the Company
BOLI	–	Bank-owned life insurance
bps	–	basis points, 100 basis points being equal to 1.0%
BTFP	–	Bank Term Funding Program
C&D	–	Construction and land
C&I	–	Commercial and industrial
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act
CECL	–	Current expected credit losses
Company	–	Home Bancorp, Inc., a Louisiana corporation and the holding company for Home Bank, N. A.
COVID-19	–	The novel coronavirus
CRE	–	Commercial real estate
EPS	–	Earnings per common share
FASB	–	Financial Accounting Standards Board
FHLB	–	Federal Home Loan Bank
GAAP	–	Generally Accepted Accounting Principles
LTV	–	Loan-to-value
NPA(s)	–	Nonperforming asset(s)
OCI	–	Other comprehensive income
ORE	–	Other real estate
PCD	–	Purchased credit deteriorated
PPP	–	Paycheck Protection Program
SBA	–	U.S. Small Business Association
SEC	–	U.S. Securities and Exchange Commission
TE	–	Taxable equivalent
U.S.	–	United States

ii

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)	(Audited)
(dollars in thousands)	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$112,595	$98,548
Investment securities available for sale, at fair value (amortized cost $423,652 and $443,804, respectively)	393,462	402,792
Investment securities held to maturity (fair values of $1,066 and $1,065, respectively)	1,065	1,065
Mortgage loans held for sale	1,305	832
Loans, net of unearned income	2,764,538	2,718,185
Allowance for loan losses	(33,432)	(32,916)
Total loans, net of unearned income and allowance for loan losses	2,731,106	2,685,269
Office properties and equipment, net	45,216	42,324
Cash surrender value of bank-owned life insurance	48,981	48,421
Goodwill and core deposit intangibles	84,482	85,044
Accrued interest receivable and other assets	73,243	79,373
Total Assets	$3,491,455	$3,443,668
Liabilities
Deposits:
Noninterest-bearing	$796,844	$733,073
Interest-bearing	2,111,390	2,047,623
Total Deposits	2,908,234	2,780,696
Other borrowings	5,539	5,539
Subordinated debt, net of issuance cost	54,567	54,459
Short-term Federal Home Loan Bank advances	75,000	137,220
Long-term Federal Home Loan Bank advances	13,196	38,326
Accrued interest payable and other liabilities	26,101	31,340
Total Liabilities	3,082,637	3,047,580
Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 7,808,421 and 8,091,522 shares issued and outstanding, respectively	78	81
Additional paid-in capital	166,576	168,138
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(1,160)	(1,339)
Retained earnings	265,817	259,190
Accumulated other comprehensive loss	(22,493)	(29,982)
Total Shareholders’ Equity	408,818	396,088
Total Liabilities and Shareholders’ Equity	$3,491,455	$3,443,668
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Interest Income
Loans, including fees	$45,287	$41,999	$89,319	$82,566
Investment securities:
Taxable interest	2,523	2,667	5,115	5,382
Tax-exempt interest	73	73	145	146
Other investments and deposits	746	719	1,251	1,490
Total interest income	48,629	45,458	95,830	89,584
Interest Expense
Deposits	13,142	13,134	25,764	25,266
Other borrowings	53	1,656	106	3,142
Subordinated debt expense	844	844	1,689	1,689
Short-term Federal Home Loan Bank advances	1,120	110	2,775	546
Long-term Federal Home Loan Bank advances	119	321	396	647
Total interest expense	15,278	16,065	30,730	31,290
Net interest income	33,351	29,393	65,100	58,294
Provision for loan losses	489	1,261	883	1,402
Net interest income after provision for loan losses	32,862	28,132	64,217	56,892
Noninterest Income
Service fees and charges	1,345	1,239	2,654	2,493
Bank card fees	1,750	1,751	3,328	3,326
Gain on sale of loans, net	114	126	491	213
Income from bank-owned life insurance	282	271	560	537
(Loss) gain on sale of assets, net	(2)	(2)	7	4
Other income	227	370	685	731
Total noninterest income	3,716	3,755	7,725	7,304
Noninterest Expense
Compensation and benefits	13,322	12,788	25,974	24,958
Occupancy	2,513	2,603	5,074	5,057
Marketing and advertising	461	485	890	951
Data processing and communication	2,628	2,555	5,270	5,069
Professional services	396	581	801	1,056
Forms, printing and supplies	203	187	403	392
Franchise and shares tax	483	487	959	975
Regulatory fees	502	509	1,018	978
Foreclosed assets and ORE, net	419	89	646	154
Amortization of acquisition intangible	269	329	562	682
(Reversal) provision for credit losses on unfunded commitments	(970)	(134)	(970)	(134)
Other expenses	2,181	1,329	3,359	2,538
Total noninterest expense	22,407	21,808	43,986	42,676
Income before income tax expense	14,171	10,079	27,956	21,520
Income tax expense	2,841	1,961	5,662	4,203
Net Income	$11,330	$8,118	$22,294	$17,317
Earnings per share:
Basic	$1.47	$1.02	$2.85	$2.17
Diluted	$1.45	$1.02	$2.82	$2.16
Cash dividends declared per common share	$0.27	$0.25	$0.54	$0.50
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Net Income	$11,330	$8,118	$22,294	$17,317
Other Comprehensive Income (Loss)
Unrealized gains on available for sale investment securities	3,810	36	10,822	(3,125)
Unrealized (losses) gains on cash flow hedges	(529)	(284)	(1,343)	194
Tax effect	(689)	52	(1,990)	616
Other comprehensive income (loss), net of taxes	2,592	(196)	7,489	(2,315)
Comprehensive Income	$13,922	$7,922	$29,783	$15,002
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, March 31, 2024	$81	$166,160	$(1,607)	$—	$241,152	$(33,501)	$372,285
Net income					8,118		8,118
Other comprehensive loss						(196)	(196)
Purchase of Company’s common stock at cost, 76,858 shares	—	(768)			(2,075)		(2,843)
Cash dividends declared, $0.25 per share					(2,034)		(2,034)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 17,822 shares	—	(25)			(115)		(140)
RRP shares released for allocation		—		—			—
ESOP shares released for allocation		281	89				370
Share-based compensation cost		270					270
Balance, June 30, 2024	$81	$165,918	$(1,518)	$—	$245,046	$(33,697)	$375,830
Balance, March 31, 2025	$79	$167,231	$(1,250)	$—	$261,856	$(25,085)	$402,831
Net income					11,330		11,330
Other comprehensive income						2,592	2,592
Purchase of Company’s common stock at cost, 147,243 shares	(1)	(1,471)			(5,013)		(6,485)
Cash dividends declared, $0.27 per share					(2,107)		(2,107)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 29,333 shares	—	107			(249)		(142)
ESOP shares released for allocation		381	90				471
Share-based compensation cost		328					328
Balance, June 30, 2025	$78	$166,576	$(1,160)	$—	$265,817	$(22,493)	$408,818
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - CONTINUED
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2023	$81	$165,823	$(1,696)	$(1)	$234,619	$(31,382)	$367,444
Net income					17,317		17,317
Other comprehensive loss						(2,315)	(2,315)
Purchase of Company’s common stock at cost, 98,161 shares	—	(981)			(2,688)		(3,669)
Cash dividends declared, $0.50 per share					(4,072)		(4,072)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 21,224 shares		(11)			(130)		(141)
RRP shares released for allocation		(1)		1			—
ESOP shares released for allocation		582	178				760
Share-based compensation cost		506					506
Balance, June 30, 2024	$81	$165,918	$(1,518)	$—	$245,046	$(33,697)	$375,830
Balance, December 31, 2024	$81	$168,138	$(1,339)	$—	$259,190	$(29,982)	$396,088
Net income					22,294		22,294
Other comprehensive income						7,489	7,489
Purchase of Company’s common stock at cost, 320,740 shares	(3)	(3,204)			(11,111)		(14,318)
Cash dividends declared, $0.54 per share					(4,293)		(4,293)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 37,389 shares		265			(263)		2
Exercise of stock options	—	11					11
ESOP shares released for allocation		747	179				926
Share-based compensation cost		619					619
Balance, June 30, 2025	$78	$166,576	$(1,160)	$—	$265,817	$(22,493)	$408,818

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income	$22,294	$17,317
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	883	1,402
Depreciation	1,647	1,757
Amortization and accretion of purchase accounting valuations and intangibles	1,278	1,579
Federal Home Loan Bank stock dividends	(195)	(363)
Net amortization of discount on investments	111	140
Amortization of subordinated debt issuance cost	108	107
Gain on loans sold, net	(491)	(213)
Proceeds, including principal payments, from loans held for sale	24,784	26,476
Originations of loans held for sale	(25,076)	(25,902)
Gain on sale of assets, net	(7)	(4)
Non-cash compensation	1,545	1,266
Deferred income tax expense	139	60
Decrease (increase) in accrued interest receivable and other assets	104	(2,177)
Increase in cash surrender value of bank-owned life insurance	(560)	(537)
(Decrease) increase in accrued interest payable and other liabilities	(5,239)	4,385
Net cash provided by operating activities	21,325	25,293
Cash flows from investing activities:
Purchases of securities available for sale	(7,392)	—
Proceeds from maturities, prepayments and calls on securities available for sale	27,433	18,189
Increase in loans, net	(48,768)	(81,785)
Decrease in interest-bearing deposits in banks	—	99
Proceeds from sale of foreclosed assets	1,319	1,819
Purchases of office properties and equipment	(4,719)	(2,869)
Proceeds from sale of office properties and equipment	187	8
Purchase of Federal Home Loan Bank stock	(1,582)	(769)
Proceeds from redemption of Federal Home Loan Bank stock	4,658	7,335
Net cash used in investing activities	(28,864)	(57,973)
Cash flows from financing activities:
Increase in deposits, net	127,534	52,400
Borrowings on Federal Home Loan Bank advances	3,513,875	659,700
Repayments of Federal Home Loan Bank advances	(3,601,225)	(768,907)
Proceeds from other borrowings	—	135,000
Proceeds from exercise of stock options	11	—
Issuance of stock under incentive plans, net	2	(141)
Dividends paid to shareholders	(4,293)	(4,072)
Purchase of Company’s common stock	(14,318)	(3,669)
Net cash provided by financing activities	21,586	70,311
Net change in cash and cash equivalents	14,047	37,631
Cash and cash equivalents, beginning	98,548	75,831
Cash and cash equivalents, ending	$112,595	$113,462
Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$31,715	$29,299
Income taxes paid	8,082	4,692
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. Certain reclassifications have been made to prior period balances to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2024.

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

ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures" ("ASU 2024-03") requires the disaggregation of certain expenses in the notes to the financial statements, to provide enhanced transparency into the expense captions presented on the face of the income statement. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 31, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that this update will have on its disclosures in the consolidated financial statements.
ASU 2025-03, "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (VIE)" ("ASU 2025-03") clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a VIE that meets the definition of a business. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted, and the standard is to be applied prospectively to acquisitions after the adoption date. We do not expect this update to have a material impact on our consolidated financial statements.

3. Investment Securities
The following tables summarize the Company’s available for sale and held to maturity investment securities at June 30, 2025 and December 31, 2024.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025
Available for sale:
U.S. agency mortgage-backed	$280,484	$248	$21,807	$258,925
Collateralized mortgage obligations	68,080	1	1,466	66,615
Municipal bonds	53,240	—	6,298	46,942
U.S. government agency	16,863	—	525	16,338
Corporate bonds	4,985	—	343	4,642
Total available for sale	$423,652	$249	$30,439	$393,462
Held to maturity:
Municipal bonds	$1,065	$1	$—	$1,066
Total held to maturity	$1,065	$1	$—	$1,066

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Available for sale:
U.S. agency mortgage-backed	$291,351	$45	$29,523	$261,873
Collateralized mortgage obligations	73,931	1	2,543	71,389
Municipal bonds	53,458	1	7,630	45,829
U.S. government agency	18,079	—	951	17,128
Corporate bonds	6,985	—	412	6,573
Total available for sale	$443,804	$47	$41,059	$402,792
Held to maturity:
Municipal bonds	$1,065	$1	$1	$1,065
Total held to maturity	$1,065	$1	$1	$1,065

The estimated fair value and amortized cost by contractual maturity of the Company’s investment securities as of June 30, 2025 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities. The Company’s investment securities portfolio had an effective duration of 3.6 years and 3.9 years at June 30, 2025 and December 31, 2024, respectively.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Available for sale:
U.S. agency mortgage-backed	$8,026	$79,473	$65,473	$105,953	$258,925
Collateralized mortgage obligations	10,681	41,274	473	14,187	66,615
Municipal bonds	—	10,431	30,193	6,318	46,942
U.S. government agency	5,000	2,098	9,195	45	16,338
Corporate bonds	—	—	4,642	—	4,642
Total available for sale	$23,707	$133,276	$109,976	$126,503	$393,462
Held to maturity:
Municipal bonds	$535	$531	$—	$—	$1,066
Total held to maturity	$535	$531	$—	$—	$1,066

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Available for sale:
U.S. agency mortgage-backed	$8,128	$83,703	$68,117	$120,536	$280,484
Collateralized mortgage obligations	10,758	42,141	484	14,697	68,080
Municipal bonds	—	10,999	34,764	7,477	53,240
U.S. government agency	5,000	2,267	9,551	45	16,863
Corporate bonds	—	—	4,985	—	4,985
Total available for sale	$23,886	$139,110	$117,901	$142,755	$423,652
Held to maturity:
Municipal bonds	$535	$530	$—	$—	$1,065
Total held to maturity	$535	$530	$—	$—	$1,065

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

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
June 30, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$10,496	$97	$230,636	$21,710	$241,132	$21,807
Collateralized mortgage obligations	22	—	66,586	1,466	66,608	1,466
Municipal bonds	792	6	45,004	6,292	45,796	6,298
U.S. government agency	—	—	16,338	525	16,338	525
Corporate bonds	—	—	4,642	343	4,642	343
Total available for sale	$11,310	$103	$363,206	$30,336	$374,516	$30,439

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$16,024	$336	$240,693	$29,187	$256,717	$29,523
Collateralized mortgage obligations	—	—	71,342	2,543	71,342	2,543
Municipal bonds	1,435	14	43,893	7,616	45,328	7,630
U.S. government agency	—	—	17,128	951	17,128	951
Corporate bonds	—	—	6,573	412	6,573	412
Total available for sale	$17,459	$350	$379,629	$40,709	$397,088	$41,059

At June 30, 2025, 235 of the Company’s debt securities had unrealized losses totaling 7.5% of the individual securities’ amortized cost basis and 7.2% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 224 of the 235 securities had been in a continuous loss position for over 12 months. Management has determined that the declines in the fair value of these securities were not attributable to credit losses. As a result, no ACL was recorded for available for sale investment securities at June 30, 2025.

At June 30, 2025, it was determined that no ACL was required for the Company's held-to-maturity investment securities. The Company monitors credit quality of debt securities held-to-maturity through the use of credit ratings. The following tables present the amortized cost of the Company's held-to-maturity securities by credit quality rating at June 30, 2025 and December 31, 2024.

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
June 30, 2025
Held to maturity:
Municipal bonds	$1,065	$—	$1,065

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
December 31, 2024
Held to maturity:
Municipal bonds	$1,065	$—	$1,065

Accrued interest receivable on the Company's investment securities was $1,400,000 and $1,471,000 at June 30, 2025 and December 31, 2024, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

At June 30, 2025 and December 31, 2024, the Company had $141,664,000 and $134,887,000, respectively, of securities pledged to secure public deposits.
4. Earnings Per Share
Earnings per common share was computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income available to common shareholders	$11,330	$8,118	$22,294	$17,317
Denominator:
Weighted average common shares outstanding	7,707	7,972	7,828	7,978
Effect of dilutive securities:
Restricted stock	45	26	46	29
Stock options	29	21	29	22
Weighted average common shares outstanding – assuming dilution	7,781	8,019	7,903	8,029
Basic earnings per common share	$1.47	$1.02	$2.85	$2.17
Diluted earnings per common share	$1.45	$1.02	$2.82	$2.16

Options for 6,897 and 64,604 shares of common stock were not included in the computation of diluted EPS for the three months ended June 30, 2025 and 2024, respectively, because the effect of those shares was anti-dilutive. For the six months ended June 30, 2025 and 2024, options on 4,297 and 61,498, respectively, shares of common stock were not included in the computation of diluted EPS because the effect of these shares was anti-dilutive.

5. Credit Quality and Allowance for Credit Losses

The Company’s loans, net of unearned income, consisted of the following as of the dates indicated.

(dollars in thousands)	June 30, 2025	December 31, 2024
Real estate loans:
One- to four-family first mortgage	$504,145	$501,225
Home equity loans and lines	81,178	79,097
Commercial real estate	1,218,168	1,158,781
Construction and land	324,574	352,263
Multi-family residential	183,809	178,568
Total real estate loans	2,311,874	2,269,934
Other loans:
Commercial and industrial	421,997	418,627
Consumer	30,667	29,624
Total other loans	452,664	448,251
Total loans	$2,764,538	$2,718,185

The net discount on the Company’s acquired loans was $1,764,000 and $2,469,000 at June 30, 2025 and December 31, 2024, respectively. In addition, loan balances as of June 30, 2025 and December 31, 2024 are reported net of unearned income of $5,304,000 and $5,122,000, respectively.

Accrued interest receivable on the Company's loans was $12,958,000 and $13,314,000 at June 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of the ACL. Those amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

Allowance for Credit Losses
The ACL, which includes the ALL and the ACL on unfunded lending commitments, and recorded investment in loans as of the dates indicated are as follows.

	June 30, 2025
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$5,257	$—	$5,257
Home equity loans and lines	886	94	980
Commercial real estate	14,772	433	15,205
Construction and land	3,197	—	3,197
Multi-family residential	1,055	—	1,055
Commercial and industrial	6,603	363	6,966
Consumer	772	—	772
Total allowance for loan losses	$32,542	$890	$33,432

Unfunded lending commitments(1)	$1,730	$—	$1,730
Total allowance for credit losses	$34,272	$890	$35,162

	June 30, 2025
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$504,145	$—	$504,145
Home equity loans and lines	80,361	817	81,178
Commercial real estate	1,215,908	2,260	1,218,168
Construction and land	324,574	—	324,574
Multi-family residential	183,809	—	183,809
Commercial and industrial	421,373	624	421,997
Consumer	30,667	—	30,667
Total loans	$2,760,837	$3,701	$2,764,538

	December 31, 2024
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$4,430	$—	$4,430
Home equity loans and lines	801	—	801
Commercial real estate	13,321	200	13,521
Construction and land	5,484	—	5,484
Multi-family residential	1,090	—	1,090
Commercial and industrial	6,613	248	6,861
Consumer	729	—	729
Total allowance for loan losses	$32,468	$448	$32,916

Unfunded lending commitments(1)	$2,700	$—	$2,700
Total allowance for credit losses	$35,168	$448	$35,616

	December 31, 2024
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$501,225	$—	$501,225
Home equity loans and lines	79,097	—	79,097
Commercial real estate	1,154,063	4,718	1,158,781
Construction and land	352,263	—	352,263
Multi-family residential	178,568	—	178,568
Commercial and industrial	418,373	254	418,627
Consumer	29,624	—	29,624
Total loans	$2,713,213	$4,972	$2,718,185
(1)The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.
(2)One PCD loan was individually evaluated at June 30, 2025 and December 31, 2024, respectively.

A summary of activity in the ACL for the six months ended June 30, 2025 and June 30, 2024 follows.

	Six Months Ended June 30, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$4,430	$—	$7	$820	$5,257
Home equity loans and lines	801	—	22	157	980
Commercial real estate	13,521	(21)	—	1,705	15,205
Construction and land	5,484	—	—	(2,287)	3,197
Multi-family residential	1,090	—	—	(35)	1,055
Commercial and industrial	6,861	(409)	248	266	6,966
Consumer	729	(256)	42	257	772
Total allowance for loan losses	$32,916	$(686)	$319	$883	$33,432

Unfunded lending commitments	$2,700	$—	$—	$(970)	$1,730
Total allowance for credit losses	$35,616	$(686)	$319	$(87)	$35,162

	Six Months Ended June 30, 2024
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$3,255	$—	$—	$94	$3,349
Home equity loans and lines	688	—	35	(18)	705
Commercial real estate	14,805	—	—	352	15,157
Construction and land	5,415	(123)	—	12	5,304
Multi-family residential	474	—	—	108	582
Commercial and industrial	6,166	(570)	33	749	6,378
Consumer	734	(122)	20	105	737
Total allowance for loan losses	$31,537	$(815)	$88	$1,402	$32,212

Unfunded lending commitments	$2,594	$—	$—	$(134)	$2,460
Total allowance for credit losses	$34,131	$(815)	$88	$1,268	$34,672

Credit Quality
The following tables present the Company’s loan portfolio by credit quality classification and origination year as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Term Loans by Origination Year
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$32,248	$68,740	$90,798	$105,056	$72,307	$104,831	$23,374	$50	$497,404
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	54	700	3,270	413	2,126	178	—	6,741
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$32,248	$68,794	$91,498	$108,326	$72,720	$106,957	$23,552	$50	$504,145
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity loans and lines:
Pass	$963	$1,622	$1,694	$2,146	$1,533	$4,420	$67,559	$208	$80,145
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	146	549	184	125	29	—	1,033
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$963	$1,622	$1,840	$2,695	$1,717	$4,545	$67,588	$208	$81,178
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$91,004	$177,464	$152,157	$285,152	$198,501	$256,041	$24,698	$721	$1,185,738
Special Mention	—	—	—	1,063	—	—	—	—	1,063
Substandard	—	—	—	7,848	8,537	14,432	550	—	31,367
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$91,004	$177,464	$152,157	$294,063	$207,038	$270,473	$25,248	$721	$1,218,168
Current period gross charge-offs	$—	$—	$—	$—	$—	$21	$—	$—	$21
Construction and land:
Pass	$61,649	$118,749	$102,838	$16,093	$3,363	$6,697	$8,204	$—	$317,593
Special Mention	—	—	749	—	—	—	—	—	749
Substandard	—	1,260	3,433	1,172	252	—	—	115	6,232
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$61,649	$120,009	$107,020	$17,265	$3,615	$6,697	$8,204	$115	$324,574
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	June 30, 2025
	Term Loans by Origination Year
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Multi-family residential:
Pass	$15,900	$40,336	$24,261	$49,016	$22,011	$29,777	$1,271	$—	$182,572
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	321	—	—	916	—	1,237
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$15,900	$40,336	$24,261	$49,337	$22,011	$29,777	$2,187	$—	$183,809
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Pass	$28,946	$68,148	$54,741	$51,246	$12,094	$8,079	$194,962	$615	$418,831
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	1,271	1,050	325	346	—	—	174	3,166
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$28,946	$69,419	$55,791	$51,571	$12,440	$8,079	$194,962	$789	$421,997
Current period gross charge-offs	$—	$19	$—	$19	$—	$115	$256	$—	$409
Consumer:
Pass	$4,725	$3,815	$1,996	$1,496	$286	$8,636	$9,678	$—	$30,632
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	2	13	1	19	—	—	35
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$4,725	$3,815	$1,998	$1,509	$287	$8,655	$9,678	$—	$30,667
Current period gross charge-offs	$—	$8	$6	$—	$141	$—	$101	$—	$256
Total loans:
Pass	$235,435	$478,874	$428,485	$510,205	$310,095	$418,481	$329,746	$1,594	$2,712,915
Special Mention	—	—	749	1,063	—	—	—	—	1,812
Substandard	—	2,585	5,331	13,498	9,733	16,702	1,673	289	49,811
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$235,435	$481,459	$434,565	$524,766	$319,828	$435,183	$331,419	$1,883	$2,764,538
Current period gross charge-offs	$—	$27	$6	$19	$141	$136	$357	$—	$686

	December 31, 2024
	Term Loans by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$71,582	$95,261	$108,853	$76,116	$31,482	$88,472	$20,042	$1,560	$493,368
Special Mention	—	146	491	186	—	—	—	—	823
Substandard	56	1,040	2,316	575	340	2,707	—	—	7,034
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$71,638	$96,447	$111,660	$76,877	$31,822	$91,179	$20,042	$1,560	$501,225
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity loans and lines:
Pass	$1,833	$1,249	$2,359	$1,409	$627	$3,535	$65,597	$2,209	$78,818
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	65	—	—	185	29	—	279
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,833	$1,249	$2,424	$1,409	$627	$3,720	$65,626	$2,209	$79,097
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$22	$—	$22
Commercial real estate:
Pass	$151,397	$130,833	$298,344	$217,602	$153,122	$162,925	$25,820	$197	$1,140,240
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,754	1,405	2,788	12,594	—	—	18,541
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$151,397	$130,833	$300,098	$219,007	$155,910	$175,519	$25,820	$197	$1,158,781
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land:
Pass	$141,926	$131,483	$51,789	$4,529	$6,656	$2,925	$7,749	$(18)	$347,039
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	30	135	1,201	253	3	—	—	3,602	5,224
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$141,956	$131,618	$52,990	$4,782	$6,659	$2,925	$7,749	$3,584	$352,263
Current period gross charge-offs	$—	$—	$123	$—	$—	$—	$—	$—	$123
Multi-family residential:
Pass	$38,559	$25,331	$48,047	$22,401	$14,523	$27,549	$1,228	$—	$177,638
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	930	—	930

	December 31, 2024
	Term Loans by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$38,559	$25,331	$48,047	$22,401	$14,523	$27,549	$2,158	$—	$178,568
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Pass	$75,576	$59,626	$60,175	$17,993	$6,547	$4,482	$188,676	$1,797	$414,872
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	1,344	284	368	345	46	19	49	1,300	3,755
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$76,920	$59,910	$60,543	$18,338	$6,593	$4,501	$188,725	$3,097	$418,627
Current period gross charge-offs	$—	$17	$317	$53	$—	$17	$471	$—	$875
Consumer:
Pass	$5,815	$2,952	$1,842	$371	$585	$9,056	$8,850	$126	$29,597
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	6	4	4	—	11	—	2	27
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$5,815	$2,958	$1,846	$375	$585	$9,067	$8,850	$128	$29,624
Current period gross charge-offs	$7	$39	$24	$—	$10	$8	$177	$—	$265
Total loans:
Pass	$486,688	$446,735	$571,409	$340,421	$213,542	$298,944	$317,962	$5,871	$2,681,572
Special Mention	—	146	491	186	—	—	—	—	823
Substandard	1,430	1,465	5,708	2,582	3,177	15,516	1,008	4,904	35,790
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$488,118	$448,346	$577,608	$343,189	$216,719	$314,460	$318,970	$10,775	$2,718,185
Current period gross charge-offs	$7	$56	$464	$53	$10	$25	$670	$—	$1,285

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
Age analysis of past due loans as of the dates indicated are as follows.

	June 30, 2025
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$3,622	$1,323	$4,889	$9,834	$494,311	$504,145
Home equity loans and lines	94	450	29	573	80,605	81,178
Commercial real estate	4,048	10,563	1,209	15,820	1,202,348	1,218,168
Construction and land	336	34	5,720	6,090	318,484	324,574
Multi-family residential	—	—	916	916	182,893	183,809
Total real estate loans	8,100	12,370	12,763	33,233	2,278,641	2,311,874
Other loans:
Commercial and industrial	3,966	—	1,151	5,117	416,880	421,997
Consumer	265	14	16	295	30,372	30,667
Total other loans	4,231	14	1,167	5,412	447,252	452,664
Total loans	$12,331	$12,384	$13,930	$38,645	$2,725,893	$2,764,538

	December 31, 2024
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$4,208	$382	$5,850	$10,440	$490,785	$501,225
Home equity loans and lines	224	—	129	353	78,744	79,097
Commercial real estate	1,454	—	1,960	3,414	1,155,367	1,158,781
Construction and land	767	240	1,399	2,406	349,857	352,263
Multi-family residential	330	—	—	330	178,238	178,568
Total real estate loans	6,983	622	9,338	16,943	2,252,991	2,269,934
Other loans:
Commercial and industrial	491	2,110	649	3,250	415,377	418,627
Consumer	353	42	13	408	29,216	29,624
Total other loans	844	2,152	662	3,658	444,593	448,251
Total loans	$7,827	$2,774	$10,000	$20,601	$2,697,584	$2,718,185

There were $12,000 and $16,000 of loans greater than 90 days past due and accruing at June 30, 2025 and December 31, 2024, respectively.
The following tables summarize information pertaining to nonaccrual loans as of dates indicated.

	June 30, 2025
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total
Nonaccrual loans(1):
One- to four-family first mortgage	$6,272	$—	$6,272
Home equity loans and lines	1,033	—	1,033
Commercial real estate	7,669	—	7,669
Construction and land	6,103	—	6,103
Multi-family residential	916	—	916
Commercial and industrial	1,312	—	1,312
Consumer	35	—	35
Total	$23,340	$—	$23,340

	December 31, 2024
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total
Nonaccrual loans(1):
One- to four-family first mortgage	$7,039	$—	$7,039
Home equity loans and lines	279	—	279
Commercial real estate	3,304	—	3,304
Construction and land	1,622	—	1,622
Multi-family residential	—	—	—
Commercial and industrial	1,311	—	1,311
Consumer	27	—	27
Total	$13,582	$—	$13,582
(1)Nonaccrual acquired loans include PCD loans of $1,203,000 and $1,256,000 at June 30, 2025 and December 31, 2024, respectively.

All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. All payments received while on nonaccrual status are applied against the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.
Collateral Dependent Loans
The Company held loans that were individually evaluated for credit losses at June 30, 2025 and December 31, 2024 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:

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
•Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.
The tables below summarize collateral dependent loans and the related ACL at June 30, 2025 and December 31, 2024.

	June 30, 2025
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$—	$—
Home equity loans and lines	817	94
Commercial real estate	2,260	433
Construction and land	—	—
Multi-family residential	—	—
Commercial and industrial	624	363
Consumer	—	—
Total	$3,701	$890

	December 31, 2024
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$—	$—
Home equity loans and lines	—	—
Commercial real estate	4,718	200
Construction and land	—	—
Multi-family residential	—	—
Commercial and industrial	254	248
Consumer	—	—
Total	$4,972	$448

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

	Three Months Ended June 30, 2025
(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
One-to four-family first mortgage	$—	$—	$—	$—	$—	$—	—%
Home equity loans and lines	—	—	817	—	—	—	1.0
Commercial real estate	1,203	—	—	—	—	—	0.1
Construction and land	3,300	—	1,070	—	—	—	1.3
Multi-family residential	916	—	—	—	—	—	0.5
Commercial and industrial	—	—	625	—	—	—	0.1
Consumer	—	—	—	—	—	—	—
Total	$5,419	$—	$2,512	$—	$—	$—	0.3%

Three Months Ended June 30, 2024
(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
One-to four-family first mortgage	$—	$—	$393	$—	$—	$—	0.1%
Home equity loans and lines	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$—	$—	$393	$—	$—	$—	—%

	Six Months Ended June 30, 2025
(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
One-to four-family first mortgage	$—	$—	$22	$—	$—	$—	—%
Home equity loans and lines	—	—	817	—	—	—	1.0
Commercial real estate	1,203	—	927	—	—	—	0.2
Construction and land	3,300	—	1,070	—	—	—	1.3
Multi-family residential	916	—	—	—	—	—	0.5
Commercial and industrial	—	—	1,859	—	—	—	0.4
Consumer	—	—	—	—	—	—	—
Total	$5,419	$—	$4,695	$—	$—	$—	0.4%

	Six Months Ended June 30, 2024
(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
One-to four-family first mortgage	$—	$—	$1,045	$—	$—	$—	0.2%
Home equity loans and lines	—	—	—	—	—	—	—
Commercial real estate	—	—	1,049	—	—	—	0.1
Construction and land	—	—	28	—	—	—	—
Multi-family residential	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$—	$—	$2,122	$—	$—	$—	0.1%
During the six months ended June 30, 2025 and 2024, no loan experienced a default subsequent to being granted a payment deferral or term extension. Default is defined as movement to past due 90 days, foreclosure or charge-off, whichever occurs first.
The following table details the financial impacts of loan modifications made to borrowers experiencing financial difficulty for the periods presented.

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Payment Deferral (dollars in thousands)	Minimum Term Extensions (in months)	Maximum Term Extensions (in months)	Payment Deferral (dollars in thousands)	Minimum Term Extensions (in months)	Maximum Term Extensions (in months)
One-to four-family first mortgage	$—	60	60	$—	12	96
Home equity loans and lines	—	2	2	—	0	0
Commercial real estate	74	12	12	—	12	12
Construction and land	165	2	6	—	12	12
Multi-family residential	165	0	0	—	0	0
Commercial and industrial	—	3	3	—	0	0
Consumer	—	0	0	—	0	0
The table below reflects the performance of loans that have been modified in the last 12 months.

(dollars in thousands)	30-89 Days Past Due	90+ Days Past Due	Nonaccrual	Current	Total
June 30, 2025
One-to four-family first mortgage	$—	$—	$—	$22	$22
Home equity loans and lines	—	—	817	—	817
Commercial real estate	—	—	2,130	—	2,130
Construction and land	—	—	3,621	749	4,370
Multi-family residential	—	—	916	—	916
Commercial and industrial	—	—	—	1,859	1,859
Consumer	—	—	—	—	—
Total	$—	$—	$7,484	$2,630	$10,114
The loan modifications reported in the table above did not significantly impact the Company's allowance for loan losses during 2025.

Foreclosed Assets and ORE
Foreclosed assets and ORE include real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets and ORE totaled $2,077,000 and $2,010,000 at June 30, 2025 and December 31, 2024, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

The carrying amount of foreclosed residential real estate properties held at June 30, 2025 and December 31, 2024 totaled $1,888,000 and $2,010,000, respectively. Loans secured by single family residential real estate that were in the process of foreclosure at June 30, 2025 and December 31, 2024 totaled $942,000 and $4,472,000, respectively.
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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. During the next twelve months, the Company estimates that an additional $1,398,000 will be reclassified as additional interest expense.

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

Fair Values of Derivative Instruments
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Financial Condition as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$80,000	$1,881	$—	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	$9,000	$279	$9,000	$310
Risk participation agreements	—	—	11,424	1

Netting adjustments		—		—

Net derivative amounts		$2,160		$311

	December 31, 2024
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$80,000	$3,241	$—	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	9,000	26	9,000	42
Risk participation agreements	—	—	11,550	—

Netting adjustments		—		—

Net derivative amounts		$3,267		$42

(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

At June 30, 2025 and December 31, 2024, accumulated unrealized gains, net of taxes, on derivative instruments totaled $1,357,000 and $2,418,000, respectively.
Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income and the Consolidated Statements of Income
The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income and the Consolidated Statements of Income as of June 30, 2025 and June 30, 2024.

	Three Months Ended June 30, 2025
	Amount of Loss Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$(16)	$(16)	Interest income	$513	$513

	Six Months Ended June 30, 2025

	Amount of Loss Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$(323)	$(323)	Interest income	$1,020	$1,020

	Three Months Ended June 30, 2024
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$322	$322	Interest income	$606	$606

	Six Months Ended June 30, 2024
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$1,406	$1,406	Interest income	$1,212	$1,212

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of June 30, 2025 and June 30, 2024.

(dollars in thousands)	Location of Loss Recognized on Non-designated Hedges	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Effects of non-designated hedges
Interest rate contracts	Other noninterest expense	$(4)	$(15)
Risk participation agreements	Other noninterest expense	$—	$—

(dollars in thousands)	Location of Income Recognized on Non-designated Hedges	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Effects of non-designated hedges
Interest rate contracts	Other noninterest expense	$(29)	$(29)
Risk participation agreements	Other noninterest income	$—	$2

There was no derivative fee income from non-designated hedges for the three and six months ended June 30, 2025 and $175,000 for both the three and six months ended June 30, 2024.

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

As of June 30, 2025, there were no derivatives with credit-risk-related contingent features in a net liability position. Such derivatives are measured at fair value, which includes accrued interest but excludes any adjustment for nonperformance risk. If the Company had breached any provisions at June 30, 2025, it would not have been required to settle any obligations under the agreements since the termination value was $0.

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

The carrying value of the Notes was $54,567,000 and $54,459,000 at June 30, 2025 and December 31, 2024, respectively. The Note was recorded net of issuance costs which is being amortized using the straight-line method over five years.

Other Borrowings
Other borrowings at June 30, 2025 and December 31, 2024 included a $5,539,000 note payable with a rate of 3.83% on the Company’s investment in a new market tax credit entity. The note payable is a 20-year leverage loan with interest-only payments for the first seven years. The note was originated in October 2018.

Federal Home Loan Bank Advances

The average balance of total FHLB advances was $114,023,000 for the second quarter of 2025, an increase of $67,524,000 compared to the second quarter of 2024.

The Company had short-term FHLB advances in the amount of $75,000,000 as of June 30, 2025 compared to $137,220,000 as of December 31, 2024. At June 30, 2025 and December 31, 2024, the Company had $13,196,000 and $38,326,000 in long-term FHLB advances, respectively, and $1,197,783,000 and $1,088,068,000 in additional FHLB advances available, respectively.
The following table summarizes long-term FHLB advances as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Fixed rate advances maturing in:
2025	$10,120	4.20%	$35,194	3.49%
2026	3,076	1.54	3,132	1.55
Total FHLB advances	$13,196	3.58%	$38,326	3.33%

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets, by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of June 30, 2025, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.
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

The following tables present the balances of assets measured for fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

(dollars in thousands)	June 30, 2025	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$258,925	$—	$258,925	$—
Collateralized mortgage obligations	66,615	—	66,615	—
Municipal bonds	46,942	—	46,942	—
U.S. government agency	16,338	—	16,338	—
Corporate bonds	4,642	—	4,642	—
Total	$393,462	$—	$393,462	$—

Derivative assets	$2,160	$—	$2,160	$—
Total	$395,622	$—	$395,622	$—

Liabilities
Derivative liabilities	$311	$—	$311	$—

(dollars in thousands)	December 31, 2024	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$261,873	$—	$261,873	$—
Collateralized mortgage obligations	71,389	—	71,389	—
Municipal bonds	45,829	—	45,829	—
U.S. government agency	17,128	—	17,128	—
Corporate bonds	6,573	—	6,573	—
Total	$402,792	$—	$402,792	$—

Derivative assets	$3,267	$—	$3,267	$—
Total	$406,059	$—	$406,059	$—

Liabilities
Derivative liabilities	$42	$—	$42	$—

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

		Fair Value Measurements Using
(dollars in thousands)	June 30, 2025	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$2,811	$—	$—	$2,811
Foreclosed assets and ORE	2,077	—	—	2,077
Total	$4,888	$—	$—	$4,888

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2024	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$4,524	$—	$—	$4,524
Foreclosed assets and ORE	2,010	—	—	2,010
Total	$6,534	$—	$—	$6,534

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
June 30, 2025
Loans individually evaluated	$2,811	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 100%	24%
Foreclosed assets and ORE	$2,077	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 99%	12%
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
December 31, 2024
Loans individually evaluated	$4,524	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 100%	9%
Foreclosed assets and ORE	$2,010	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	19% - 69%	23%
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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at June 30, 2025
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$112,595	$112,595	$112,595	$—	$—
Investment securities available for sale	393,462	393,462	—	393,462	—
Investment securities held to maturity	1,065	1,066	—	1,066	—
Mortgage loans held for sale	1,305	1,305	—	1,305	—
Loans, net	2,731,106	2,688,503	—	2,685,692	2,811
Cash surrender value of BOLI	48,981	48,981	48,981	—	—
Derivative assets(1)	2,160	2,160	—	2,160	—
Financial Liabilities
Deposits	$2,908,234	$2,905,719	$2,090,160	$815,559	$—
Other borrowings	5,539	5,531	—	5,531	—
Subordinated debt, net of issuance cost	54,567	53,296	—	53,296	—
Short-term FHLB advances	75,000	75,000	75,000	—	—
Long-term FHLB advances	13,196	13,119	—	13,119	—
Derivative liabilities(1)	311	311	—	311	—

		Fair Value Measurements at December 31, 2024
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$98,548	$98,548	$98,548	$—	$—
Interest-bearing deposits in banks	—	—	—	—	—
Investment securities available for sale	402,792	402,792	—	402,792	—
Investment securities held to maturity	1,065	1,065	—	1,065	—
Mortgage loans held for sale	832	832	—	832	—
Loans, net	2,685,269	2,617,254	—	2,612,730	4,524
Cash surrender value of BOLI	48,421	48,421	48,421	—	—
Derivative assets(1)	3,267	3,267	—	3,267	—
Financial Liabilities
Deposits	$2,780,696	$2,778,056	$2,046,779	$731,277	$—
Other borrowings	5,539	5,528	—	5,528	—
Subordinated debt, net of issuance cost	54,459	49,563	—	49,563	—
Short-term FHLB advances	137,220	137,220	137,220	—	—
Long-term FHLB advances	38,326	38,111	—	38,111	—
Derivative liabilities(1)	42	42	—	42	—
(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and the Bank from December 31, 2024 through June 30, 2025 and on its results of operations for the three and six months ended June 30, 2025 and 2024. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

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
EXECUTIVE OVERVIEW
The Company reported net income for the second quarter of 2025 of $11.3 million, or $1.45 diluted EPS, up $3.2 million, or 39.6%, compared to the second quarter of 2024. Net income for the second quarter of 2024 totaled $8.1 million, or $1.02 diluted EPS. For the six months ended June 30, 2025, the Company reported net income $22.3 million, or $2.82 diluted EPS, up $5.0 million, or 28.7%, from $17.3 million, or $2.16 diluted EPS, reported for the six months ended June 30, 2024.

Key components of the Company’s performance during the three and six months ended June 30, 2025 include:

•Assets increased $47.8 million, or 1.4%, from December 31, 2024 to $3.5 billion at June 30, 2025.
•Total loans were $2.8 billion at June 30, 2025, up $46.4 million, or 1.7%, from December 31, 2024.
•During the three and six months ended June 30, 2025, the Company provisioned $489,000 and $883,000, respectively, to the allowance for loan losses, primarily due to loan growth. During the three and six months ended June 30, 2024, the Company provisioned $1.3 million and $1.4 million, respectively, to the allowance for loan losses.
•The ALL totaled $33.4 million, or 1.21% of total loans, at June 30, 2025 compared to $32.9 million, or 1.21% of total loans, at December 31, 2024. The ACL, which is comprised of the allowance for loan losses plus the allowance for unfunded lending commitments, totaled $35.2 million, or 1.27% of total loans, at June 30, 2025 compared to $35.6 million, or 1.31% of total loans, at December 31, 2024.
•Nonperforming assets increased $9.8 million, or 62.9%, from $15.6 million, or 0.45% of total assets, at December 31, 2024 to $25.4 million, or 0.73% of total assets, at June 30, 2025. The increase in nonperforming assets was primarily due to three loan relationships classified as substandard in 2024 and moved to nonaccrual status during the 2025 period, and three loan relationships that were downgraded to substandard and moved to nonaccrual status during the 2025 period.
•Total deposits amounted to $2.9 billion at June 30, 2025, an increase of $127.5 million, or 4.6%, from December 31, 2024.
•The net interest margin was 4.04% and 3.98% for the three and six months ended June 30, 2025, respectively, up 38 bps and 33 bps from the three and six months ended June 30, 2024, respectively. The increases were primarily due to higher yields on interest-earning assets and lower funding cost.
•The average rate paid on total interest-bearing deposits was 2.52% for the second quarter of 2025, which was down 17 bps from the second quarter of 2024. For the six months ended June 30, 2025, the average rate paid on total interest-bearing deposits was 2.52%, down 8 bps from the six months ended June 30, 2024.
•Total interest expense for the second quarter of 2025 was down $787,000, or 4.9%, compared to the second quarter of 2024, primarily due to lower cost of borrowings. For the six months ended June 30, 2025, total interest expense was down $560,000, or 1.8%, from the comparable period in 2024.

•Noninterest income for the second quarter of 2025 was down $39,000, or 1.0%, compared to the second quarter of 2024, primarily due to a decrease in other income (down $143,000), which was partially offset by an increase in service fees and charges (up $106,000). For the six months ended June 30, 2025, noninterest income was up $421,000, or 5.8%, from the comparable period in 2024 primarily due to an increase in gain on sale of loans (up $278,000) and service fees and charges (up $161,000), which were partially offset by a decrease in other income (down $46,000).
•Noninterest expense for the second quarter of 2025 was up $599,000, or 2.7%, compared to the second quarter of 2024, primarily due to an increase in other expenses (up $852,000), compensation and benefits (up $534,000), and foreclosed assets (up $330,000), which were partially offset by the reversal of provision for credit losses on unfunded commitments (down $836,000) and professional services (down $185,000). For the six months ended June 30, 2025, noninterest expense was up $1.3 million, or 3.1%, from the comparable period in 2024 primarily due to an increase in compensation and benefits (up $1.0 million), other expenses (up $821,000) and foreclosed assets, net (up $492,000), which were partially offset by the reversal of provision for credit losses on unfunded commitments (down $836,000).

FINANCIAL CONDITION

Loans, Allowance for Credit Losses and Asset Quality

Loans
Total loans at June 30, 2025 were $2.8 billion, up $46.4 million, or 1.7%, from December 31, 2024.
The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

(dollars in thousands)	June 30, 2025	December 31, 2024	Increase/(Decrease)
Real estate loans:
One-to four-family first mortgage	$504,145	$501,225	$2,920	0.6%
Home equity loans and lines	81,178	79,097	2,081	2.6
Commercial real estate	1,218,168	1,158,781	59,387	5.1
Construction and land	324,574	352,263	(27,689)	(7.9)
Multi-family residential	183,809	178,568	5,241	2.9
Total real estate loans	2,311,874	2,269,934	41,940	1.8%
Other loans:
Commercial and industrial	421,997	418,627	3,370	0.8
Consumer	30,667	29,624	1,043	3.5
Total other loans	452,664	448,251	4,413	1.0
Total loans	$2,764,538	$2,718,185	$46,353	1.7%

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

At June 30, 2025, the ALL totaled $33.4 million, or 1.21% of total loans, up $516,000 from $32.9 million, or 1.21% of total loans, at December 31, 2024. During the six months ended June 30, 2025, the Company provisioned $883,000 of the allowance loan losses primarily due to loan growth. Net loan charge-offs totaled $367,000 for the six months ended June 30, 2025.
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

At June 30, 2025 and December 31, 2024, loans identified as credit deteriorated loans and individually evaluated for expected losses were $3.7 million and $5.0 million, respectively. The following tables provide a summary of loans individually evaluated for credit losses as of the dates indicated.

	June 30, 2025
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$—	$—	—%
Home equity loans and lines	817	94	11.51
Commercial real estate	2,260	433	19.16
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	624	363	58.17
Consumer	—	—	—
Total	$3,701	$890	24.05%

	December 31, 2024
(dollars in thousands)	Recorded investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$—	$—	—%
Home equity loans and lines	—	—	—
Commercial real estate	4,718	200	4.24
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	254	248	97.64
Consumer	—	—	—
Total	$4,972	$448	9.01%

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

At June 30, 2025 and December 31, 2024, loans classified as substandard totaled $49.8 million and $35.8 million, respectively. There were no assets classified as doubtful at either date. For additional information, refer to Note 5 to the Consolidated Financial Statements.

The following tables provide a summary of loans classified as special mention and substandard as of the dates indicated.

(dollars in thousands)	June 30, 2025	December 31, 2024	Increase/(Decrease)
Special Mention Loans
One- to four-family first mortgage	$—	$823	$(823)	(100.0)%
Home equity loans and lines	—	—	—	—
Commercial real estate	1,063	—	1,063	100.0
Construction and land	749	—	749	100.0
Multi-family residential	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—
Total special mention loans	$1,812	$823	$989	120.2%

(dollars in thousands)	June 30, 2025	December 31, 2024	Increase/(Decrease)
Substandard Loans
One- to four-family first mortgage	$6,741	$7,034	$(293)	(4.2)%
Home equity loans and lines	1,033	279	754	270.3
Commercial real estate	31,367	18,541	12,826	69.2
Construction and land	6,232	5,224	1,008	19.3
Multi-family residential	1,237	930	307	33.0
Commercial and industrial	3,166	3,755	(589)	(15.7)
Consumer	35	27	8	29.6
Total substandard loans	$49,811	$35,790	$14,021	39.2%

Total nonperforming loans increased by $9.8 million, or 71.7%, to $23.4 million at June 30, 2025, compared to $13.6 million at December 31, 2024. The primary reason for the increase was four loan relationships with an aggregate outstanding balance of $10.5 million at June 30, 2025 that became nonperforming during 2025.

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

The following table sets forth the composition of the Company’s nonperforming assets as of the dates indicated.

	June 30, 2025			December 31, 2024
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$5,079	$1,193	$6,272	$5,348	$1,691	$7,039
Home equity loans and lines	1,001	32	1,033	245	34	279
Commercial real estate	524	7,145	7,669	1,058	2,246	3,304
Construction and land	6,103	—	6,103	1,619	3	1,622
Multi-family residential	916	—	916	—	—	—
Other loans:
Commercial and industrial	607	705	1,312	705	606	1,311
Consumer	15	20	35	16	11	27
Total nonaccrual loans	14,245	9,095	23,340	8,991	4,591	13,582
Accruing loans 90 days or more past due	12	—	12	16	—	16
Total nonperforming loans	14,257	9,095	23,352	9,007	4,591	13,598
Foreclosed assets and ORE	2,066	11	2,077	1,963	47	2,010
Total nonperforming assets	16,323	9,106	25,429	10,970	4,638	15,608

	June 30, 2025			December 31, 2024
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonperforming loans to total loans			0.84%			0.50%
Nonperforming loans to total assets			0.67%			0.39%
Nonperforming assets to total assets			0.73%			0.45%
(1)Nonaccrual acquired loans include PCD loans of $1.2 million and $1.3 million at June 30, 2025 and December 31, 2024, respectively.
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
Investment Securities

The Company’s investment securities portfolio totaled $394.5 million as of June 30, 2025, a decrease of $9.3 million, or 2.3%, from December 31, 2024. During the second quarters of 2025 and 2024, the Company had no gains or losses related to the sale of available-for-sale investment securities. At June 30, 2025, the Company had a net unrealized loss on its available for sale investment securities portfolio of $30.2 million, compared to a net unrealized loss of $41.0 million at December 31, 2024. The Company’s investment securities portfolio had an effective duration of 3.6 years and 3.9 years at June 30, 2025 and December 31, 2024, respectively.

The following table summarizes activity in the Company’s investment securities portfolio during the six months ended June 30, 2025.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2024	$402,792	$1,065
Purchases	7,392	—
Sales	—	—
Principal maturities, prepayments and calls	(27,433)	—
Amortization of premiums and accretion of discounts	(111)	—
Increase in market value	10,822	—
Balance, June 30, 2025	$393,462	$1,065

Funding Sources

Deposits
Deposits totaled $2.9 billion at June 30, 2025, an increase of $127.5 million, or 4.6%, compared to December 31, 2024. The following table summarizes the changes in the Company’s deposits from December 31, 2024 to June 30, 2025.

(dollars in thousands)	June 30, 2025	December 31, 2024	Increase/(Decrease)
Demand deposit	$796,844	$733,073	$63,771	8.7%
Savings	204,191	210,977	(6,786)	(3.2)
Money market	463,332	457,483	5,849	1.3
NOW	625,793	645,246	(19,453)	(3.0)
Certificates of deposit	818,074	733,917	84,157	11.5
Total deposits	$2,908,234	$2,780,696	$127,538	4.6%

The average rate paid on interest-bearing deposits was 2.52% for the second quarter of 2025, down 17 bps compared to the second quarter of 2024. At June 30, 2025, certificates of deposit maturing within the next 12 months totaled $781.9 million.

We obtain most of our deposits from individuals, small businesses and public funds in our market areas. The following table presents our deposits per customer type for the periods indicated.

	June 30, 2025	December 31, 2024
Individuals	52%	53%
Small businesses	38	37
Public funds	7	7
Broker	3	3
Total	100%	100%

The total amounts of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) were $887.9 million at June 30, 2025 and $813.6 million at December 31, 2024. Public funds in excess of the FDIC insurance limits are fully collateralized.

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

The carrying value of the Notes was $54.6 million and $54.5 million at June 30, 2025 and December 31, 2024, respectively. The subordinated debt was recorded net of issuance costs and amortized using the straight-line method over five years.

Other Borrowings
Other borrowings at June 30, 2025 and December 31, 2024 included a $5,539,000 note payable with a rate of 3.83% on the Company’s investment in a new market tax credit entity. The note payable is a 20-year leverage loan with interest-only payments for the first seven years. The note was originated in October 2018.

Federal Home Loan Bank Advances

The average balance of total FHLB advances was $114.0 million for the second quarter of 2025, up $67.5 million compared to the second quarter of 2024. We reduced our FHLB advances in 2024 primarily due to our increased utilization of BTFP loans as an alternative source of funds. BTFP borrowings were paid off in the fourth quarter of 2024 and replaced with short-term FHLB advances.

The Company had $75.0 million short-term FHLB advances as of June 30, 2025, down $62.2 million, or 45.3%, compared to $137.2 million as of December 31, 2024. At June 30, 2025 and December 31, 2024, the Company had $13.2 million and $38.3 million in long-term FHLB advances, respectively, and $1.2 billion and $1.1 billion in additional FHLB advances available, respectively.

Shareholders’ Equity

Total shareholders’ equity increased $12.7 million, or 3.2%, from $396.1 million at December 31, 2024 to $408.8 million at June 30, 2025. Shareholders' equity increased primarily due to net income of $22.3 million and a decrease in accumulated other comprehensive loss on available for sale investment securities, which were partially offset by cash dividends paid on the common stock and share repurchases during the six months ended June 30, 2025.

At June 30, 2025, the Company and the Bank had regulatory capital amounts that were well in excess of regulatory requirements. The following table presents actual and required capital ratios for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2025 based on the required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Tier 1 risk-based capital	$346,829	11.99%	$245,969	8.50%	N/A	N/A
Total risk-based capital	436,358	15.08	303,844	10.50	N/A	N/A
Tier 1 leverage capital	346,829	10.23	135,611	4.00	N/A	N/A

Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$387,740	13.45%	$201,867	7.00%	$187,448	6.50%
Tier 1 risk-based capital	387,740	13.45	245,125	8.50	230,706	8.00
Total risk-based capital	422,702	14.66	302,801	10.50	288,382	10.00
Tier 1 leverage capital	387,740	11.47	135,229	4.00	169,036	5.00

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

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At June 30, 2025, certificates of deposit maturing within the next 12 months totaled $781.9 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of securities available for sale, the Company has significant borrowing capacity available to fund liquidity needs. In recent years, the Company has utilized borrowings as a cost efficient addition to deposits as a source of funds. Borrowings consist of advances from the FHLB of Dallas, of which the Company is a member. Under terms of the collateral agreement with the FHLB, the Company pledges residential mortgage loans and investment securities as well as the Company’s stock in the FHLB as collateral for such advances. For the six months ended June 30, 2025, the average balance of outstanding FHLB advances was $147.2 million. At June 30, 2025, the Company had $88.2 million in total outstanding FHLB advances.

Asset/Liability Management
The objective of asset/liability management is to implement strategies for the funding and deployment of the Company’s financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk. Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of June 30, 2025.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	3.8%
+100	2.0%
-100	(2.4)%
-200	(5.2)%

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

To meet the financing needs of its customers, the Company issues financial instruments which represent conditional obligations that are not recognized, wholly or in part, in the statements of financial condition. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments expose the Company to varying degrees of credit and interest rate risk in much the same way as funded loans. The same credit policies are used in these commitments as for on-balance sheet instruments. At both June 30, 2025 and December 31, 2024, the Company's allowance for credit losses on unfunded commitments totaled $1.7 million and $2.7 million, respectively.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of the periods indicated.

	Contract Amount
(dollars in thousands)	June 30, 2025	December 31, 2024
Standby letters of credit	$6,121	$6,502
Available portion of lines of credit	469,065	488,930
Undisbursed portion of loans in process	72,543	76,424
Commitments to originate loans	155,614	161,482

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
RESULTS OF OPERATIONS
Net income for the second quarter of 2025 was $11.3 million, up $3.2 million, or 39.6%, compared to the second quarter of 2024. Diluted EPS for the second quarter of 2025 was $1.45, up $0.43 compared to the second quarter of 2024.

Net income for the six months ended June 30, 2025 was $22.3 million, up $5.0 million, or 28.7%, compared to the six months ended June 30, 2024. Diluted EPS for the six months ended June 30, 2025 was $2.82, up $0.66 compared to the six months ended June 30, 2024.

During the three and six months ended June 30, 2025, the Company provisioned $489,000 and $883,000, respectively, to the allowance for loan losses primarily due to loan growth. During the three and six months ended June 30, 2024, the Company provisioned $1.3 million and $1.4 million, respectively, to the allowance for loan losses primarily due to loan growth.

Net Interest Income
Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 3.21% and 2.77% for the quarters ended June 30, 2025 and 2024, respectively, and 3.16% and 2.79% for the six months ended June 30, 2025 and 2024, respectively.

Net interest income totaled $33.4 million for the second quarter of 2025, up $4.0 million, or 13.5%, compared to the second quarter of 2024. For the six months ended June 30, 2025, net interest income totaled $65.1 million, up $6.8 million, or 11.7%, compared to the six months ended June 30, 2024.

The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.04% and 3.66% for the quarters ended June 30, 2025 and 2024, respectively. For the same periods, the average loan yield was 6.50% and 6.28%, respectively.

Acquired loan discount accretion included in interest income totaled $356,000 and $490,000 for the quarters ended June 30, 2025 and 2024, respectively. The net interest margin for the six months ended June 30, 2025 and 2024 was 3.98% and 3.65%, respectively. For the same periods, the average loan yield was 6.46% and 6.23%, respectively.

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

	Three Months Ended June 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$2,764,065	$45,287	6.50%	$2,652,331	$41,999	6.28%
Investment securities
Taxable	410,504	2,523	2.46	447,215	2,667	2.38
Tax-exempt (TE)	16,097	73	2.28	16,285	73	2.28
Total investment securities	426,601	2,596	2.45	463,500	2,740	2.38
Other interest-earning assets	71,067	746	4.21	51,355	719	5.64
Total interest-earning assets (TE)	3,261,733	$48,629	5.92	3,167,186	$45,458	5.70
Noninterest-earning assets	213,029			200,021
Total assets	$3,474,762			$3,367,207
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,296,541	$5,531	1.71%	$1,260,491	$5,108	1.63%
Certificates of deposit	791,240	7,611	3.86	704,690	8,026	4.58
Total interest-bearing deposits	2,087,781	13,142	2.52	1,965,181	13,134	2.69

	Three Months Ended June 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Other borrowings	5,572	53	3.84	140,610	1,656	4.74
Subordinated debt	54,540	844	6.20	54,322	844	6.22
Short-term FHLB advances	100,806	1,120	4.39	7,960	110	5.45
Long term FHLB advances	13,217	119	3.58	38,539	321	3.33
Total interest-bearing liabilities	2,261,916	$15,278	2.71	2,206,612	$16,065	2.93
Noninterest-bearing liabilities	808,479			787,456
Total liabilities	3,070,395			2,994,068
Shareholders’ equity	404,367			373,139
Total liabilities and shareholders' equity	$3,474,762			$3,367,207
Net interest-earning assets	$999,817			$960,574
Net interest spread (TE)		$33,351	3.21%		$29,393	2.77%
Net interest margin (TE)			4.04%			3.66%
(1)Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process.

	Six Months Ended June 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$2,754,691	$89,319	6.46%	$2,627,636	$82,566	6.23%
Investment securities
Taxable	416,922	5,115	2.45	451,730	5,382	2.38
Tax-exempt (TE)	16,121	145	2.27	16,309	146	2.27
Total investment securities	433,043	5,260	2.45	468,039	5,528	2.38
Other interest-earning assets	63,501	1,251	3.97	54,229	1,490	5.53
Total interest-earning assets (TE)	3,251,235	$95,830	5.88	3,149,904	$89,584	5.65
Noninterest-earning assets	210,952			200,641
Total assets	$3,462,187			$3,350,545
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,301,544	$10,932	1.69%	$1,264,892	$9,908	1.58%
Certificates of deposit	761,823	14,832	3.93	686,522	15,358	4.50
Total interest-bearing deposits	2,063,367	25,764	2.52	1,951,414	25,266	2.60
Other borrowings	5,556	106	3.86	133,294	3,142	4.74
Subordinated debt	54,512	1,689	6.20	54,295	1,689	6.22
Short-term FHLB advances	124,792	2,775	4.42	19,896	546	5.43
Long term FHLB advances	22,365	396	3.54	39,205	647	3.30
Total interest-bearing liabilities	2,270,592	$30,730	2.72	2,198,104	$31,290	2.86
Noninterest-bearing liabilities	787,657			780,491
Total liabilities	3,058,249			2,978,595
Shareholders’ equity	403,938			371,950
Total liabilities and shareholders' equity	$3,462,187			$3,350,545
Net interest-earning assets	$980,643			$951,800
Net interest spread (TE)		$65,100	3.16%		$58,294	2.79%
Net interest margin (TE)			3.98%			3.65%

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2025 Compared to 2024			2025 Compared to 2024
	Change Attributable To			Change Attributable To
(dollars in thousands)	Rate	Volume	Increase/ (Decrease)	Rate	Volume	Increase/ (Decrease)
Interest income:
Loans receivable	$1,618	$1,670	$3,288	$3,194	$3,559	$6,753
Investment securities	80	(224)	(144)	10	(278)	(268)
Other interest-earning assets	(216)	243	27	(289)	50	(239)
Total interest income	1,482	1,689	3,171	2,915	3,331	6,246
Interest expense:
Savings, checking and money market accounts	115	308	423	473	551	1,024
Certificates of deposit	(1,337)	922	(415)	(1,175)	649	(526)
Other borrowings	(161)	(1,442)	(1,603)	(909)	(2,127)	(3,036)
Subordinated debt	(3)	3	—	(3)	3	—
FHLB advances	(122)	930	808	333	1,645	1,978
Total interest expense	(1,508)	721	(787)	(1,281)	721	(560)
Increase in net interest income	$2,990	$968	$3,958	$4,196	$2,610	$6,806

Noninterest Income

Noninterest income for the second quarter of 2025 totaled $3.7 million, down $39,000, or 1.0%, from $3.8 million earned for the same period in 2024. Noninterest income decreased over the comparable periods primarily due to a decrease in other income (down $143,000, primarily due to the absence of derivative fee income), which was partially offset by an increase in service fees and charges (up $106,000).

Noninterest income for the six months ended June 30, 2025 totaled $7.7 million, up $421,000, or 5.8%, from $7.3 million earned for the same period in 2024. Noninterest income increased over the comparable periods primarily due to an increase in gain on sale of loans (up $278,000, primarily due to gain on sale of SBA loans) and service fees and charges (up $161,000), which were partially offset by a decrease in other income (down $46,000, primarily due to the absence of derivative fee income).

Noninterest Expense

Noninterest expense for the second quarter of 2025 totaled $22.4 million, up $599,000, or 2.7%, from the second quarter of 2024. Noninterest expense increased over the comparable quarters primarily due to an increase in other expenses (up $852,000, primarily due to a write off of an acquired SBA accounts receivable for guarantees), compensation and benefits (up $534,000, primarily due to increases in salaries), and foreclosed assets (up $330,000) which were partially offset by the reversal of provision for credit losses on unfunded commitments (down $836,000, primarily due to lower unfunded commitment levels) and professional services (down $185,000).
Noninterest expense for the six months ended June 30, 2025 totaled $44.0 million, up $1.3 million, or 3.1%, from the same period in 2024. Noninterest expense increased over the comparable quarters primarily due to an increase in compensation and benefits (up $1.0 million, primarily due to increases in salaries), other expenses (up $821,000, primarily due to a write off of an acquired SBA accounts receivable for guarantees) and foreclosed assets, net (up $492,000), which were partially offset by the reversal of provision for credit losses on unfunded commitments (down $836,000, primarily due to lower unfunded commitment levels).

Income Taxes

Income tax expense for the three and six months ended June 30, 2025 totaled $2.8 million and $5.7 million, respectively, compared to $2.0 million and $4.2 million for the three and six months ended June 30, 2024, respectively. Income tax expense increased over the prior comparable quarter primarily due to increased taxable earnings. The Company's effective tax rates for the second quarters of 2025 and 2024 were 20.0% and 19.5%, respectively. For the six months ended June 30, 2025 and 2024, the Company's effective tax rates were 20.3% and 19.5%, respectively.
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
Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2024, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at June 30, 2025 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Not applicable.

Item 1A.	Risk Factors.
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds.
(a)    Not applicable.
(b)    Not applicable.
(c)    The Company’s purchases of its common stock made during the quarter ended June 30, 2025 consisted of stock repurchases under the Company’s approved plans and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
April 1 – April 30, 2025	126,503	$42.57	126,503	411,812
May 1 – May 31, 2025	—	—	—	411,812
June 1 – June 30, 2025	20,740	50.78	20,740	391,072
Total	147,243	$43.72	147,243	391,072
(1)On April 21, 2025, the Company announced the approval of a new share repurchase plan (the “2025 Repurchase Plan”). Under the 2025 Repurchase Plan, the Company may purchase up to an additional 400,000 shares, or approximately 5% of the Company’s outstanding common stock.

Item 3.	Defaults Upon Senior Securities.
(a)    Not applicable.
(b)    Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
(a)    Not applicable.
(b)    Not applicable.
(c)    During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

HOME BANCORP, INC.

August 1, 2025	By:	/s/ John W. Bordelon
John W. Bordelon
Chairman of the Board, President and Chief Executive Officer

August 1, 2025	By:	/s/ David T. Kirkley
David T. Kirkley
Senior Executive Vice President and Chief Financial Officer

August 1, 2025	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank, N. A. Senior Vice President and Director of Financial Management