Form 10-Q
period 2025-09-30
HOME BANCORP, INC.
filed 2025-11-03
CIK 1436425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 31, 2025, the registrant had 7,828,144 shares of common stock, $0.01 par value, outstanding.

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

ACL	–	Allowance for credit losses
ALL	–	Allowance for loan losses
AOCI	–	Accumulated other comprehensive income
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
Bank	–	Home Bank, N. A., a wholly-owned subsidiary of the Company
BOLI	–	Bank-owned life insurance
bps	–	basis points, 100 basis points being equal to 1.0%
BTFP	–	Bank Term Funding Program
C&D	–	Construction and land
C&I	–	Commercial and industrial
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act
CECL	–	Current expected credit losses
Company	–	Home Bancorp, Inc., a Louisiana corporation and the holding company for Home Bank, N. A.
COVID-19	–	The novel coronavirus
CRE	–	Commercial real estate
EPS	–	Earnings per common share
FASB	–	Financial Accounting Standards Board
FHLB	–	Federal Home Loan Bank
GAAP	–	Generally Accepted Accounting Principles
LTV	–	Loan-to-value
NPA(s)	–	Nonperforming asset(s)
OCI	–	Other comprehensive income
ORE	–	Other real estate
PCD	–	Purchased credit deteriorated
PPP	–	Paycheck Protection Program
SBA	–	U.S. Small Business Association
SEC	–	U.S. Securities and Exchange Commission
TE	–	Taxable equivalent
U.S.	–	United States

ii

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)	(Audited)
(dollars in thousands)	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$189,324	$98,548
Investment securities available for sale, at fair value (amortized cost $409,842 and $443,804, respectively)	383,340	402,792
Investment securities held to maturity (fair values of $1,066 and $1,065, respectively)	1,065	1,065
Mortgage loans held for sale	1,932	832
Loans, net of unearned income	2,705,895	2,718,185
Allowance for loan losses	(32,827)	(32,916)
Total loans, net of unearned income and allowance for loan losses	2,673,068	2,685,269
Office properties and equipment, net	45,223	42,324
Cash surrender value of bank-owned life insurance	49,269	48,421
Goodwill and core deposit intangibles	84,214	85,044
Accrued interest receivable and other assets	66,639	79,373
Total Assets	$3,494,074	$3,443,668
Liabilities
Deposits:
Noninterest-bearing	$801,974	$733,073
Interest-bearing	2,173,529	2,047,623
Total Deposits	2,975,503	2,780,696
Other borrowings	5,539	5,539
Subordinated debt, net of issuance cost	54,621	54,459
Short-term Federal Home Loan Bank advances	—	137,220
Long-term Federal Home Loan Bank advances	3,059	38,326
Accrued interest payable and other liabilities	32,308	31,340
Total Liabilities	3,071,030	3,047,580
Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 7,827,481 and 8,091,522 shares issued and outstanding, respectively	78	81
Additional paid-in capital	168,016	168,138
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(1,071)	(1,339)
Retained earnings	275,912	259,190
Accumulated other comprehensive loss	(19,891)	(29,982)
Total Shareholders’ Equity	423,044	396,088
Total Liabilities and Shareholders’ Equity	$3,494,074	$3,443,668
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Interest Income
Loans, including fees	$45,607	$43,711	$134,926	$126,277
Investment securities:
Taxable interest	2,432	2,604	7,547	7,986
Tax-exempt interest	72	73	217	219
Other investments and deposits	1,111	991	2,362	2,481
Total interest income	49,222	47,379	145,052	136,963
Interest Expense
Deposits	13,805	13,908	39,569	39,174
Other borrowings	54	1,673	160	4,815
Subordinated debt expense	845	844	2,534	2,533
Short-term Federal Home Loan Bank advances	303	252	3,078	798
Long-term Federal Home Loan Bank advances	109	320	505	967
Total interest expense	15,116	16,997	45,846	48,287
Net interest income	34,106	30,382	99,206	88,676
(Reversal) provision for loan losses	(229)	140	654	1,542
Net interest income after provision for loan losses	34,335	30,242	98,552	87,134
Noninterest Income
Service fees and charges	1,408	1,291	4,062	3,784
Bank card fees	1,646	1,613	4,974	4,939
Gain on sale of loans, net	144	195	635	408
Income from bank-owned life insurance	288	281	848	818
Gain (loss) on sale of assets, net	—	(10)	7	(6)
Other income	252	322	937	1,053
Total noninterest income	3,738	3,692	11,463	10,996
Noninterest Expense
Compensation and benefits	13,531	13,058	39,505	38,016
Occupancy	2,544	2,732	7,618	7,789
Marketing and advertising	515	382	1,405	1,333
Data processing and communication	2,556	2,646	7,826	7,715
Professional services	406	450	1,207	1,506
Forms, printing and supplies	175	188	578	580
Franchise and shares tax	475	488	1,434	1,463
Regulatory fees	459	493	1,477	1,471
Foreclosed assets and ORE, net	377	62	1,023	216
Amortization of acquisition intangible	268	328	830	1,011
(Reversal) provision for credit losses on unfunded commitments	—	—	(970)	(134)
Other expenses	1,225	1,431	4,584	3,968
Total noninterest expense	22,531	22,258	66,517	64,934
Income before income tax expense	15,542	11,676	43,498	33,196
Income tax expense	3,185	2,239	8,847	6,442
Net Income	$12,357	$9,437	$34,651	$26,754
Earnings per share:
Basic	$1.60	$1.19	$4.45	$3.36
Diluted	$1.59	$1.18	$4.41	$3.34
Cash dividends declared per common share	$0.29	$0.25	$0.83	$0.75
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Net Income	$12,357	$9,437	$34,651	$26,754
Other Comprehensive Income
Unrealized gains on available for sale investment securities	3,688	14,343	14,510	11,218
Unrealized losses on cash flow hedges	(394)	(1,606)	(1,737)	(1,412)
Tax effect	(692)	(2,675)	(2,682)	(2,059)
Other comprehensive income, net of taxes	2,602	10,062	10,091	7,747
Comprehensive Income	$14,959	$19,499	$44,742	$34,501
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2024	$81	$165,918	$(1,518)	$—	$245,046	$(33,697)	$375,830
Net income					9,437		9,437
Other comprehensive income						10,062	10,062
Purchase of Company’s common stock at cost, 24,473 shares	—	(245)			(772)		(1,017)
Cash dividends declared, $0.25 per share					(2,018)		(2,018)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 13,168 shares	—	411			(1)		410
Exercise of stock options	—	18					18
ESOP shares released for allocation		327	90				417
Share-based compensation cost		314					314
Balance, September 30, 2024	$81	$166,743	$(1,428)	$—	$251,692	$(23,635)	$393,453
Balance, June 30, 2025	$78	$166,576	$(1,160)	$—	$265,817	$(22,493)	$408,818
Net income					12,357		12,357
Other comprehensive income						2,602	2,602
Purchase of Company’s common stock at cost, 100 shares	—	(2)			7		5
Cash dividends declared, $0.29 per share					(2,269)		(2,269)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 18,160 shares	—	606			—		606
Exercise of stock options	—	27					27
ESOP shares released for allocation		439	89				528
Share-based compensation cost		370					370
Balance, September 30, 2025	$78	$168,016	$(1,071)	$—	$275,912	$(19,891)	$423,044
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - CONTINUED
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2023	$81	$165,823	$(1,696)	$(1)	$234,619	$(31,382)	$367,444
Net income					26,754		26,754
Other comprehensive income						7,747	7,747
Purchase of Company’s common stock at cost, 122,634 shares	—	(1,226)			(3,460)		(4,686)
Cash dividends declared, $0.75 per share					(6,090)		(6,090)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 34,392 shares		400			(131)		269
Exercise of stock options	—	18					18
RRP shares released for allocation		(1)		1			—
ESOP shares released for allocation		909	268				1,177
Share-based compensation cost		820					820
Balance, September 30, 2024	$81	$166,743	$(1,428)	$—	$251,692	$(23,635)	$393,453
Balance, December 31, 2024	$81	$168,138	$(1,339)	$—	$259,190	$(29,982)	$396,088
Net income					34,651		34,651
Other comprehensive income						10,091	10,091
Purchase of Company’s common stock at cost, 320,840 shares	(3)	(3,206)			(11,104)		(14,313)
Cash dividends declared, $0.83 per share					(6,562)		(6,562)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 55,549 shares	—	871			(263)		608
Exercise of stock options	—	38					38
ESOP shares released for allocation		1,186	268				1,454
Share-based compensation cost		989					989
Balance, September 30, 2025	$78	$168,016	$(1,071)	$—	$275,912	$(19,891)	$423,044

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income	$34,651	$26,754
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	654	1,542
Depreciation	2,473	2,674
Amortization and accretion of purchase accounting valuations and intangibles	1,895	2,340
Federal Home Loan Bank stock dividends	(305)	(422)
Net amortization of discount on investments	166	222
Amortization of subordinated debt issuance cost	162	161
Gain on loans sold, net	(635)	(408)
Proceeds, including principal payments, from loans held for sale	45,095	37,839
Originations of loans held for sale	(45,870)	(37,426)
(Gain) loss on sale of assets, net	(7)	6
Non-cash compensation	2,443	1,997
Deferred income tax expense	198	72
Decrease in accrued interest receivable and other assets	1,774	1,633
Increase in cash surrender value of bank-owned life insurance	(848)	(818)
Increase in accrued interest payable and other liabilities	968	6,733
Net cash provided by operating activities	42,814	42,899
Cash flows from investing activities:
Purchases of securities available for sale	(11,652)	(4,936)
Proceeds from maturities, prepayments and calls on securities available for sale	45,448	29,135
Decrease (increase) in loans, net	8,453	(89,236)
Decrease in interest-bearing deposits in banks	—	99
Proceeds from sale of foreclosed assets	2,588	1,879
Purchases of office properties and equipment	(5,552)	(3,511)
Proceeds from sale of office properties and equipment	187	153
Purchase of Federal Home Loan Bank stock	(1,582)	(973)
Proceeds from redemption of Federal Home Loan Bank stock	7,987	7,335
Net cash provided by (used in) investing activities	45,877	(60,055)
Cash flows from financing activities:
Increase in deposits, net	194,801	106,994
Borrowings of Federal Home Loan Bank advances	3,598,875	795,830
Repayments of Federal Home Loan Bank advances	(3,771,362)	(950,133)
Proceeds from other borrowings	—	135,000
Proceeds from exercise of stock options	38	18
Issuance of stock under incentive plans, net	608	269
Dividends paid to shareholders	(6,562)	(6,090)
Purchase of Company’s common stock	(14,313)	(4,686)
Net cash provided by financing activities	2,085	77,202
Net change in cash and cash equivalents	90,776	60,046
Cash and cash equivalents, beginning	98,548	75,831
Cash and cash equivalents, ending	$189,324	$135,877
Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$44,680	$46,202
Income taxes paid	10,312	6,516
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. Certain reclassifications have been made to prior period balances to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2024.

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

3. Investment Securities
The following tables summarize the Company’s available for sale and held to maturity investment securities at September 30, 2025 and December 31, 2024.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2025
Available for sale:
U.S. agency mortgage-backed	$277,168	$331	$19,629	$257,870
Collateralized mortgage obligations	63,606	1	1,142	62,465
Municipal bonds	53,130	5	5,325	47,810
U.S. government agency	11,448	—	497	10,951
Corporate bonds	4,490	3	249	4,244
Total available for sale	$409,842	$340	$26,842	$383,340
Held to maturity:
Municipal bonds	$1,065	$1	$—	$1,066
Total held to maturity	$1,065	$1	$—	$1,066

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Available for sale:
U.S. agency mortgage-backed	$291,351	$45	$29,523	$261,873
Collateralized mortgage obligations	73,931	1	2,543	71,389
Municipal bonds	53,458	1	7,630	45,829
U.S. government agency	18,079	—	951	17,128
Corporate bonds	6,985	—	412	6,573
Total available for sale	$443,804	$47	$41,059	$402,792
Held to maturity:
Municipal bonds	$1,065	$1	$1	$1,065
Total held to maturity	$1,065	$1	$1	$1,065

The estimated fair value and amortized cost by contractual maturity of the Company’s investment securities as of September 30, 2025 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities. The Company’s investment securities portfolio had an effective duration of 3.5 years and 3.9 years at September 30, 2025 and December 31, 2024, respectively.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Available for sale:
U.S. agency mortgage-backed	$16,696	$75,146	$64,295	$101,733	$257,870
Collateralized mortgage obligations	12,877	35,611	436	13,541	62,465
Municipal bonds	—	10,489	34,540	2,781	47,810
U.S. government agency	—	1,929	9,022	—	10,951
Corporate bonds	—	—	4,244	—	4,244
Total available for sale	$29,573	$123,175	$112,537	$118,055	$383,340
Held to maturity:
Municipal bonds	$1,066	$—	$—	$—	$1,066
Total held to maturity	$1,066	$—	$—	$—	$1,066

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Available for sale:
U.S. agency mortgage-backed	$16,935	$78,533	$66,810	$114,890	$277,168
Collateralized mortgage obligations	12,934	36,230	444	13,998	63,606
Municipal bonds	—	10,975	39,039	3,116	53,130
U.S. government agency	—	2,051	9,397	—	11,448
Corporate bonds	—	—	4,490	—	4,490
Total available for sale	$29,869	$127,789	$120,180	$132,004	$409,842
Held to maturity:
Municipal bonds	$1,065	$—	$—	$—	$1,065
Total held to maturity	$1,065	$—	$—	$—	$1,065

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

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
September 30, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$4,229	$32	$229,634	$19,597	$233,863	$19,629
Collateralized mortgage obligations	—	—	62,437	1,142	62,437	1,142
Municipal bonds	—	—	45,863	5,325	45,863	5,325
U.S. government agency	—	—	10,951	497	10,951	497
Corporate bonds	—	—	3,251	249	3,251	249
Total available for sale	$4,229	$32	$352,136	$26,810	$356,365	$26,842

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$16,024	$336	$240,693	$29,187	$256,717	$29,523
Collateralized mortgage obligations	—	—	71,342	2,543	71,342	2,543
Municipal bonds	1,435	14	43,893	7,616	45,328	7,630
U.S. government agency	—	—	17,128	951	17,128	951
Corporate bonds	—	—	6,573	412	6,573	412
Total available for sale	$17,459	$350	$379,629	$40,709	$397,088	$41,059

At September 30, 2025, 217 of the Company’s debt securities had unrealized losses totaling 7.0% of the individual securities’ amortized cost basis and 6.5% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 216 of the 217 securities had been in a continuous loss position for over 12 months. Management has determined that the declines in the fair value of these securities were not attributable to credit losses. As a result, no ACL was recorded for available for sale investment securities at September 30, 2025.

At September 30, 2025, it was determined that no ACL was required for the Company's held-to-maturity investment securities. The Company monitors credit quality of debt securities held-to-maturity through the use of credit ratings. The following tables present the amortized cost of the Company's held-to-maturity securities by credit quality rating at September 30, 2025 and December 31, 2024.

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
September 30, 2025
Held to maturity:
Municipal bonds	$1,065	$—	$1,065

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
December 31, 2024
Held to maturity:
Municipal bonds	$1,065	$—	$1,065

Accrued interest receivable on the Company's investment securities was $1,138,000 and $1,471,000 at September 30, 2025 and December 31, 2024, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

At September 30, 2025 and December 31, 2024, the Company had $140,204,000 and $134,887,000, respectively, of securities pledged to secure public deposits.
4. Earnings Per Share
Earnings per common share was computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income available to common shareholders	$12,357	$9,437	$34,651	$26,754
Denominator:
Weighted average common shares outstanding	7,713	7,922	7,789	7,959
Effect of dilutive securities:
Restricted stock	41	23	44	27
Stock options	29	22	30	22
Weighted average common shares outstanding – assuming dilution	7,783	7,967	7,863	8,008
Basic earnings per common share	$1.60	$1.19	$4.45	$3.36
Diluted earnings per common share	$1.59	$1.18	$4.41	$3.34

Options for 16,346 and 78,584 shares of common stock were not included in the computation of diluted EPS for the three months ended September 30, 2025 and 2024, respectively, because the effect of those shares was anti-dilutive. For the nine months ended September 30, 2025 and 2024, options for 8,357 and 67,235, respectively, shares of common stock were not included in the computation of diluted EPS because the effect of these shares was anti-dilutive.

5. Credit Quality and Allowance for Credit Losses

The Company’s loans, net of unearned income, consisted of the following as of the dates indicated.

(dollars in thousands)	September 30, 2025	December 31, 2024
Real estate loans:
One- to four-family first mortgage	$490,600	$501,225
Home equity loans and lines	86,885	79,097
Commercial real estate	1,175,384	1,158,781
Construction and land	325,725	352,263
Multi-family residential	184,022	178,568
Total real estate loans	2,262,616	2,269,934
Other loans:
Commercial and industrial	413,590	418,627
Consumer	29,689	29,624
Total other loans	443,279	448,251
Total loans	$2,705,895	$2,718,185

The net discount on the Company’s acquired loans was $1,421,000 and $2,469,000 at September 30, 2025 and December 31, 2024, respectively. In addition, loan balances as of September 30, 2025 and December 31, 2024 are reported net of unearned income of $4,895,000 and $5,122,000, respectively.

Accrued interest receivable on the Company's loans was $12,900,000 and $13,314,000 at September 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of the ACL. Those amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

Allowance for Credit Losses
The ACL, which includes the ALL and the ACL on unfunded lending commitments, and recorded investment in loans as of the dates indicated are as follows.

	September 30, 2025
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$5,006	$213	$5,219
Home equity loans and lines	986	—	986
Commercial real estate	14,373	430	14,803
Construction and land	3,090	—	3,090
Multi-family residential	1,021	136	1,157
Commercial and industrial	6,467	357	6,824
Consumer	748	—	748
Total allowance for loan losses	$31,691	$1,136	$32,827

Unfunded lending commitments(1)	$1,730	$—	$1,730
Total allowance for credit losses	$33,421	$1,136	$34,557

	September 30, 2025
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$488,427	$2,173	$490,600
Home equity loans and lines	86,885	—	86,885
Commercial real estate	1,173,158	2,226	1,175,384
Construction and land	325,206	519	325,725
Multi-family residential	183,419	603	184,022
Commercial and industrial	412,971	619	413,590
Consumer	29,689	—	29,689
Total loans	$2,699,755	$6,140	$2,705,895

	December 31, 2024
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$4,430	$—	$4,430
Home equity loans and lines	801	—	801
Commercial real estate	13,321	200	13,521
Construction and land	5,484	—	5,484
Multi-family residential	1,090	—	1,090
Commercial and industrial	6,613	248	6,861
Consumer	729	—	729
Total allowance for loan losses	$32,468	$448	$32,916

Unfunded lending commitments(1)	$2,700	$—	$2,700
Total allowance for credit losses	$35,168	$448	$35,616

	December 31, 2024
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$501,225	$—	$501,225
Home equity loans and lines	79,097	—	79,097
Commercial real estate	1,154,063	4,718	1,158,781
Construction and land	352,263	—	352,263
Multi-family residential	178,568	—	178,568
Commercial and industrial	418,373	254	418,627
Consumer	29,624	—	29,624
Total loans	$2,713,213	$4,972	$2,718,185
(1)The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.
(2)One PCD loan was individually evaluated at September 30, 2025 and December 31, 2024, respectively.

A summary of activity in the ACL for the nine months ended September 30, 2025 and September 30, 2024 follows.

	Nine Months Ended September 30, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$4,430	$—	$11	$778	$5,219
Home equity loans and lines	801	—	36	149	986
Commercial real estate	13,521	(21)	—	1,303	14,803
Construction and land	5,484	(102)	—	(2,292)	3,090
Multi-family residential	1,090	—	—	67	1,157
Commercial and industrial	6,861	(765)	334	394	6,824
Consumer	729	(286)	50	255	748
Total allowance for loan losses	$32,916	$(1,174)	$431	$654	$32,827

Unfunded lending commitments	$2,700	$—	$—	$(970)	$1,730
Total allowance for credit losses	$35,616	$(1,174)	$431	$(316)	$34,557

	Nine Months Ended September 30, 2024
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$3,255	$—	$4	$1,143	$4,402
Home equity loans and lines	688	—	35	62	785
Commercial real estate	14,805	—	—	(1,334)	13,471
Construction and land	5,415	(123)	—	(125)	5,167
Multi-family residential	474	—	12	593	1,079
Commercial and industrial	6,166	(719)	151	1,079	6,677
Consumer	734	(188)	27	124	697
Total allowance for loan losses	$31,537	$(1,030)	$229	$1,542	$32,278

Unfunded lending commitments	$2,594	$—	$—	$(134)	$2,460
Total allowance for credit losses	$34,131	$(1,030)	$229	$1,408	$34,738

Credit Quality
The following tables present the Company’s loan portfolio by credit quality classification and origination year as of September 30, 2025 and December 31, 2024. The gross charge-offs presented in the tables that follow are for the nine months ended September 30, 2025 and the year ended December 31, 2024.

	September 30, 2025
	Term Loans by Origination Year
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$43,941	$64,741	$87,863	$94,257	$70,350	$96,684	$25,060	$841	$483,737
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	22	245	1,083	2,553	410	2,380	170	—	6,863
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$43,963	$64,986	$88,946	$96,810	$70,760	$99,064	$25,230	$841	$490,600
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity loans and lines:
Pass	$1,297	$1,603	$1,674	$2,041	$1,435	$4,235	$71,991	$1,601	$85,877
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	143	535	179	122	29	—	1,008
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,297	$1,603	$1,817	$2,576	$1,614	$4,357	$72,020	$1,601	$86,885
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$93,803	$174,203	$144,356	$277,678	$182,608	$243,750	$20,027	$4,317	$1,140,742
Special Mention	—	—	—	1,052	805	1,210	—	—	3,067
Substandard	399	—	—	7,813	8,508	14,305	550	—	31,575
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$94,202	$174,203	$144,356	$286,543	$191,921	$259,265	$20,577	$4,317	$1,175,384
Current period gross charge-offs	$—	$—	$—	$—	$—	$21	$—	$—	$21
Construction and land:
Pass	$84,217	$111,315	$86,482	$12,676	$2,797	$5,991	$11,323	$185	$314,986
Special Mention	—	—	749	143	—	—	—	—	892
Substandard	—	162	9,165	520	—	—	—	—	9,847
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$84,217	$111,477	$96,396	$13,339	$2,797	$5,991	$11,323	$185	$325,725
Current period gross charge-offs	$—	$100	$—	$—	$2	$—	$—	$—	$102

	September 30, 2025
	Term Loans by Origination Year
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Multi-family residential:
Pass	$20,122	$40,504	$24,078	$48,633	$21,825	$26,290	$1,279	$—	$182,731
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	318	—	602	371	—	1,291
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$20,122	$40,504	$24,078	$48,951	$21,825	$26,892	$1,650	$—	$184,022
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Pass	$44,005	$65,611	$49,963	$46,150	$10,254	$6,784	$183,002	$822	$406,591
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	1,258	73	179	313	346	—	4,710	120	6,999
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$45,263	$65,684	$50,142	$46,463	$10,600	$6,784	$187,712	$942	$413,590
Current period gross charge-offs	$—	$19	$247	$19	$—	$115	$—	$365	$765
Consumer:
Pass	$5,921	$3,219	$1,565	$1,348	$235	$8,143	$9,197	$1	$29,629
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	11	17	32	—	—	60
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$5,921	$3,219	$1,565	$1,359	$252	$8,175	$9,197	$1	$29,689
Current period gross charge-offs	$—	$19	$8	$—	$141	$2	$—	$116	$286
Total loans:
Pass	$293,306	$461,196	$395,981	$482,783	$289,504	$391,877	$321,879	$7,767	$2,644,293
Special Mention	—	—	749	1,195	805	1,210	—	—	3,959
Substandard	1,679	480	10,570	12,063	9,460	17,441	5,830	120	57,643
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$294,985	$461,676	$407,300	$496,041	$299,769	$410,528	$327,709	$7,887	$2,705,895
Current period gross charge-offs	$—	$138	$255	$19	$143	$138	$—	$481	$1,174

	December 31, 2024
	Term Loans by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$71,582	$95,261	$108,853	$76,116	$31,482	$88,472	$20,042	$1,560	$493,368
Special Mention	—	146	491	186	—	—	—	—	823
Substandard	56	1,040	2,316	575	340	2,707	—	—	7,034
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$71,638	$96,447	$111,660	$76,877	$31,822	$91,179	$20,042	$1,560	$501,225
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity loans and lines:
Pass	$1,833	$1,249	$2,359	$1,409	$627	$3,535	$65,597	$2,209	$78,818
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	65	—	—	185	29	—	279
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,833	$1,249	$2,424	$1,409	$627	$3,720	$65,626	$2,209	$79,097
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$22	$—	$22
Commercial real estate:
Pass	$151,397	$130,833	$298,344	$217,602	$153,122	$162,925	$25,820	$197	$1,140,240
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,754	1,405	2,788	12,594	—	—	18,541
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$151,397	$130,833	$300,098	$219,007	$155,910	$175,519	$25,820	$197	$1,158,781
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land:
Pass	$141,926	$131,483	$51,789	$4,529	$6,656	$2,925	$7,749	$(18)	$347,039
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	30	135	1,201	253	3	—	—	3,602	5,224
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$141,956	$131,618	$52,990	$4,782	$6,659	$2,925	$7,749	$3,584	$352,263
Current period gross charge-offs	$—	$—	$123	$—	$—	$—	$—	$—	$123
Multi-family residential:
Pass	$38,559	$25,331	$48,047	$22,401	$14,523	$27,549	$1,228	$—	$177,638
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	930	—	930

	December 31, 2024
	Term Loans by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$38,559	$25,331	$48,047	$22,401	$14,523	$27,549	$2,158	$—	$178,568
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Pass	$75,576	$59,626	$60,175	$17,993	$6,547	$4,482	$188,676	$1,797	$414,872
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	1,344	284	368	345	46	19	49	1,300	3,755
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$76,920	$59,910	$60,543	$18,338	$6,593	$4,501	$188,725	$3,097	$418,627
Current period gross charge-offs	$—	$17	$317	$53	$—	$17	$471	$—	$875
Consumer:
Pass	$5,815	$2,952	$1,842	$371	$585	$9,056	$8,850	$126	$29,597
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	6	4	4	—	11	—	2	27
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$5,815	$2,958	$1,846	$375	$585	$9,067	$8,850	$128	$29,624
Current period gross charge-offs	$7	$39	$24	$—	$10	$8	$177	$—	$265
Total loans:
Pass	$486,688	$446,735	$571,409	$340,421	$213,542	$298,944	$317,962	$5,871	$2,681,572
Special Mention	—	146	491	186	—	—	—	—	823
Substandard	1,430	1,465	5,708	2,582	3,177	15,516	1,008	4,904	35,790
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$488,118	$448,346	$577,608	$343,189	$216,719	$314,460	$318,970	$10,775	$2,718,185
Current period gross charge-offs	$7	$56	$464	$53	$10	$25	$670	$—	$1,285

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
Age analysis of past due loans as of the dates indicated are as follows.

	September 30, 2025
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$4,917	$714	$5,051	$10,682	$479,918	$490,600
Home equity loans and lines	129	100	29	258	86,627	86,885
Commercial real estate	2,496	1,334	3,007	6,837	1,168,547	1,175,384
Construction and land	318	1,595	9,713	11,626	314,099	325,725
Multi-family residential	—	—	973	973	183,049	184,022
Total real estate loans	7,860	3,743	18,773	30,376	2,232,240	2,262,616
Other loans:
Commercial and industrial	222	132	989	1,343	412,247	413,590
Consumer	102	21	37	160	29,529	29,689
Total other loans	324	153	1,026	1,503	441,776	443,279
Total loans	$8,184	$3,896	$19,799	$31,879	$2,674,016	$2,705,895

	December 31, 2024
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$4,208	$382	$5,850	$10,440	$490,785	$501,225
Home equity loans and lines	224	—	129	353	78,744	79,097
Commercial real estate	1,454	—	1,960	3,414	1,155,367	1,158,781
Construction and land	767	240	1,399	2,406	349,857	352,263
Multi-family residential	330	—	—	330	178,238	178,568
Total real estate loans	6,983	622	9,338	16,943	2,252,991	2,269,934
Other loans:
Commercial and industrial	491	2,110	649	3,250	415,377	418,627
Consumer	353	42	13	408	29,216	29,624
Total other loans	844	2,152	662	3,658	444,593	448,251
Total loans	$7,827	$2,774	$10,000	$20,601	$2,697,584	$2,718,185

There were $55,000 and $16,000 of loans greater than 90 days past due and accruing at September 30, 2025 and December 31, 2024, respectively.
The following tables summarize information pertaining to nonaccrual loans as of dates indicated.

	September 30, 2025
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total
Nonaccrual loans(1):
One- to four-family first mortgage	$6,402	$—	$6,402
Home equity loans and lines	1,008	—	1,008
Commercial real estate	10,016	—	10,016
Construction and land	9,328	519	9,847
Multi-family residential	973	—	973
Commercial and industrial	1,161	—	1,161
Consumer	60	—	60
Total	$28,948	$519	$29,467

	December 31, 2024
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total
Nonaccrual loans(1):
One- to four-family first mortgage	$7,039	$—	$7,039
Home equity loans and lines	279	—	279
Commercial real estate	3,304	—	3,304
Construction and land	1,622	—	1,622
Multi-family residential	—	—	—
Commercial and industrial	1,311	—	1,311
Consumer	27	—	27
Total	$13,582	$—	$13,582
(1)Nonaccrual acquired loans include PCD loans of $1,170,000 and $1,256,000 at September 30, 2025 and December 31, 2024, respectively.

All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. All payments received while on nonaccrual status are applied against the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.
Collateral Dependent Loans
The Company held loans that were individually evaluated for credit losses at September 30, 2025 and December 31, 2024 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:

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
•Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.
The tables below summarize collateral dependent loans and the related ACL at September 30, 2025 and December 31, 2024.

	September 30, 2025
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$2,173	$213
Home equity loans and lines	—	—
Commercial real estate	2,226	430
Construction and land	519	—
Multi-family residential	603	136
Commercial and industrial	619	357
Consumer	—	—
Total	$6,140	$1,136

	December 31, 2024
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$—	$—
Home equity loans and lines	—	—
Commercial real estate	4,718	200
Construction and land	—	—
Multi-family residential	—	—
Commercial and industrial	254	248
Consumer	—	—
Total	$4,972	$448

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

	Three Months Ended September 30, 2025
(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
One-to four-family first mortgage	$—	$—	$—	$—	$—	$—	—%
Home equity loans and lines	—	—	—	—	—	—	—
Commercial real estate	13,298	—	2,111	—	—	4,540	1.7
Construction and land	—	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—	—
Commercial and industrial	—	—	4,641	—	—	1,199	1.4
Consumer	—	—	—	—	—	—	—
Total	$13,298	$—	$6,752	$—	$—	$5,739	1.0%

Three Months Ended September 30, 2024
(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
One-to four-family first mortgage	$—	$—	$—	$—	$—	$—	—%
Home equity loans and lines	—	—	—	—	—	—	—
Commercial real estate	—	—	1,500	—	—	—	0.1
Construction and land	—	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$—	$—	$1,500	$—	$—	$—	0.1%

	Nine Months Ended September 30, 2025
(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
One-to four-family first mortgage	$—	$—	$22	$—	$—	$—	—%
Home equity loans and lines	—	—	797	—	—	—	0.9
Commercial real estate	14,468	—	2,111	—	—	4,540	1.8
Construction and land	2,948	—	750	—	—	—	1.1
Multi-family residential	370	—	—	—	—	—	0.2
Commercial and industrial	—	—	4,642	—	—	1,199	1.4
Consumer	—	—	—	—	—	—	—
Total	$17,786	$—	$8,322	$—	$—	$5,739	1.2%

	Nine Months Ended September 30, 2024
(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
One-to four-family first mortgage	$—	$—	$639	$—	$—	$—	0.1%
Home equity loans and lines	—	—	—	—	—	—	—
Commercial real estate	—	—	2,528	—	—	—	0.2
Construction and land	—	—	27	—	—	—	—
Multi-family residential	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$—	$—	$3,194	$—	$—	$—	0.1%
During the nine months ended September 30, 2025 and 2024, one one-to four-family first mortgage loan with a balance of $22,000 and one one-to four-family first mortgage loan with a balance of $391,000, respectively, experienced a default subsequent to being granted a payment deferral or term extension. Default is defined as movement to past due 90 days, foreclosure or charge-off, whichever occurs first.
The following table details the financial impacts of loan modifications made to borrowers experiencing financial difficulty for the periods presented.

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Payment Deferral (dollars in thousands)	Minimum Term Extensions (in months)	Maximum Term Extensions (in months)	Payment Deferral (dollars in thousands)	Minimum Term Extensions (in months)	Maximum Term Extensions (in months)
One-to four-family first mortgage	$—	60	60	$—	12	96
Home equity loans and lines	—	24	24	—	0	0
Commercial real estate	179	3	120	—	6	12
Construction and land	165	6	6	—	12	12
Multi-family residential	165	0	0	—	0	0
Commercial and industrial	—	3	24	—	0	0
Consumer	—	0	0	—	0	0
The table below reflects the performance of loans that have been modified in the last 12 months.

(dollars in thousands)	30-89 Days Past Due	90+ Days Past Due and Accruing	Nonaccrual	Current	Total
September 30, 2025
One-to four-family first mortgage	$—	$—	$22	$—	$22
Home equity loans and lines	—	—	797	—	797
Commercial real estate	—	—	2,067	19,052	21,119
Construction and land	—	—	2,948	750	3,698
Multi-family residential	—	—	370	—	370
Commercial and industrial	—	—	—	5,841	5,841
Consumer	—	—	—	—	—
Total	$—	$—	$6,204	$25,643	$31,847

The loan modifications reported in the table above did not significantly impact the Company's allowance for loan losses during 2025.

Foreclosed Assets and ORE
Foreclosed assets and ORE include real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets and ORE totaled $1,384,000 and $2,010,000 at September 30, 2025 and December 31, 2024, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

The carrying amount of foreclosed residential real estate properties held at September 30, 2025 and December 31, 2024 totaled $1,215,000 and $2,010,000, respectively. Loans secured by single family residential real estate that were in the process of foreclosure at September 30, 2025 and December 31, 2024 totaled $1,201,000 and $4,472,000, respectively.
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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. During the next twelve months, the Company estimates that an additional $1,081,000 will be reclassified as additional interest expense.

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

Fair Values of Derivative Instruments
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Financial Condition as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$80,000	$1,483	$—	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	$9,000	$303	$9,000	$331
Risk participation agreements	—	—	11,359	—

Netting adjustments		—		—

Net derivative amounts		$1,786		$331

	December 31, 2024
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$80,000	$3,241	$—	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	9,000	26	9,000	42
Risk participation agreements	—	—	11,550	—

Netting adjustments		—		—

Net derivative amounts		$3,267		$42

(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

At September 30, 2025 and December 31, 2024, accumulated unrealized gains, net of taxes, on derivative instruments totaled $1,046,000 and $2,418,000, respectively.
Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income and the Consolidated Statements of Income
The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income and the Consolidated Statements of Income as of September 30, 2025 and September 30, 2024.

	Three Months Ended September 30, 2025
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$120	$120	Interest income	$514	$514

	Nine Months Ended September 30, 2025

	Amount of Loss Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$(203)	$(203)	Interest income	$1,534	$1,534

	Three Months Ended September 30, 2024
	Amount of Loss Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$(987)	$(987)	Interest income	$619	$619

	Nine Months Ended September 30, 2024
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$418	$418	Interest income	$1,830	$1,830

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of September 30, 2025 and September 30, 2024.

(dollars in thousands)	Location of Loss Recognized on Non-designated Hedges	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Effects of non-designated hedges
Interest rate contracts	Other noninterest expense	$3	$(12)
Risk participation agreements	Other noninterest expense	$—	$—

(dollars in thousands)	Location of Income Recognized on Non-designated Hedges	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Effects of non-designated hedges
Interest rate contracts	Other noninterest expense	$(25)	$(54)
Risk participation agreements	Other noninterest income	$(1)	$1

There was no derivative fee income from non-designated hedges for the three and nine months ended September 30, 2025 and $175,000 for both the three and nine months ended September 30, 2024.

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

As of September 30, 2025, there were no derivatives with credit-risk-related contingent features in a net liability position. Such derivatives are measured at fair value, which includes accrued interest but excludes any adjustment for nonperformance risk. If the Company had breached any provisions at September 30, 2025, it would not have been required to settle any obligations under the agreements since the termination value was $0.

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

The carrying value of the Notes was $54,621,000 and $54,459,000 at September 30, 2025 and December 31, 2024, respectively. The Note was recorded net of issuance costs which is being amortized using the straight-line method over five years.

Other Borrowings
Other borrowings at September 30, 2025 and December 31, 2024 included a $5,539,000 note payable with a rate of 3.83% on the Company’s investment in a new market tax credit entity. The note payable is a 20-year leverage loan with interest-only payments for the first seven years. The note was originated in October 2018.

Federal Home Loan Bank Advances

The average balance of total FHLB advances was $39,445,000 for the third quarter of 2025, a decrease of $17,298,000 compared to the third quarter of 2024.

The Company had short-term FHLB advances in the amount of $0 as of September 30, 2025 compared to $137,220,000 as of December 31, 2024. At September 30, 2025 and December 31, 2024, the Company had $3,059,000 and $38,326,000 in long-term FHLB advances, respectively, and $1,275,472,000 and $1,088,068,000 in additional FHLB advances available, respectively.
The following table summarizes long-term FHLB advances as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Fixed rate advances maturing in:
2025	$9	2.24%	$35,194	3.49%
2026	3,050	1.53	3,132	1.55
Total FHLB advances	$3,059	1.54%	$38,326	3.33%

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets, by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of September 30, 2025, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.
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

The following tables present the balances of assets measured for fair value on a recurring basis as of September 30, 2025 and December 31, 2024.

(dollars in thousands)	September 30, 2025	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$257,870	$—	$257,870	$—
Collateralized mortgage obligations	62,465	—	62,465	—
Municipal bonds	47,810	—	47,810	—
U.S. government agency	10,951	—	10,951	—
Corporate bonds	4,244	—	4,244	—
Total	$383,340	$—	$383,340	$—

Derivative assets	$1,786	$—	$1,786	$—
Total	$385,126	$—	$385,126	$—

Liabilities
Derivative liabilities	$331	$—	$331	$—

(dollars in thousands)	December 31, 2024	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$261,873	$—	$261,873	$—
Collateralized mortgage obligations	71,389	—	71,389	—
Municipal bonds	45,829	—	45,829	—
U.S. government agency	17,128	—	17,128	—
Corporate bonds	6,573	—	6,573	—
Total	$402,792	$—	$402,792	$—

Derivative assets	$3,267	$—	$3,267	$—
Total	$406,059	$—	$406,059	$—

Liabilities
Derivative liabilities	$42	$—	$42	$—

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

		Fair Value Measurements Using
(dollars in thousands)	September 30, 2025	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$5,004	$—	$—	$5,004
Foreclosed assets and ORE	1,384	—	—	1,384
Total	$6,388	$—	$—	$6,388

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2024	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$4,524	$—	$—	$4,524
Foreclosed assets and ORE	2,010	—	—	2,010
Total	$6,534	$—	$—	$6,534

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
September 30, 2025
Loans individually evaluated	$5,004	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 100%	19%
Foreclosed assets and ORE	$1,384	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	2% - 69%	14%
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
December 31, 2024
Loans individually evaluated	$4,524	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 100%	9%
Foreclosed assets and ORE	$2,010	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	19% - 69%	23%
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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at September 30, 2025
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$189,324	$189,324	$189,324	$—	$—
Investment securities available for sale	383,340	383,340	—	383,340	—
Investment securities held to maturity	1,065	1,066	—	1,066	—
Mortgage loans held for sale	1,932	1,932	—	1,932	—
Loans, net	2,673,068	2,662,132	—	2,657,128	5,004
Cash surrender value of BOLI	49,269	49,269	49,269	—	—
Derivative assets(1)	1,786	1,786	—	1,786	—
Financial Liabilities
Deposits	$2,975,503	$2,974,131	$2,142,721	$831,410	$—
Other borrowings	5,539	5,539	—	5,539	—
Subordinated debt, net of issuance cost	54,621	54,172	—	54,172	—
Short-term FHLB advances	—	—	—	—	—
Long-term FHLB advances	3,059	3,024	—	3,024	—
Derivative liabilities(1)	331	331	—	331	—

		Fair Value Measurements at December 31, 2024
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$98,548	$98,548	$98,548	$—	$—
Interest-bearing deposits in banks	—	—	—	—	—
Investment securities available for sale	402,792	402,792	—	402,792	—
Investment securities held to maturity	1,065	1,065	—	1,065	—
Mortgage loans held for sale	832	832	—	832	—
Loans, net	2,685,269	2,617,254	—	2,612,730	4,524
Cash surrender value of BOLI	48,421	48,421	48,421	—	—
Derivative assets(1)	3,267	3,267	—	3,267	—
Financial Liabilities
Deposits	$2,780,696	$2,778,056	$2,046,779	$731,277	$—
Other borrowings	5,539	5,528	—	5,528	—
Subordinated debt, net of issuance cost	54,459	49,563	—	49,563	—
Short-term FHLB advances	137,220	137,220	137,220	—	—
Long-term FHLB advances	38,326	38,111	—	38,111	—
Derivative liabilities(1)	42	42	—	42	—
(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and the Bank from December 31, 2024 through September 30, 2025 and on its results of operations for the three and nine months ended September 30, 2025 and 2024. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

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
EXECUTIVE OVERVIEW
The Company reported net income for the third quarter of 2025 of $12.4 million, or $1.59 diluted EPS, up $2.9 million, or 30.9%, compared to the third quarter of 2024. Net income for the third quarter of 2024 totaled $9.4 million, or $1.18 diluted EPS. For the nine months ended September 30, 2025, the Company reported net income $34.7 million, or $4.41 diluted EPS, up $7.9 million, or 29.5%, from $26.8 million, or $3.34 diluted EPS, reported for the nine months ended September 30, 2024.

Key components of the Company’s performance during the three and nine months ended September 30, 2025 include:

•Assets increased $50.4 million, or 1.5%, from December 31, 2024 to $3.5 billion at September 30, 2025.
•Total loans were $2.7 billion at September 30, 2025, down $12.3 million, or 0.5%, from December 31, 2024.
•During the three months ended September 30, 2025, the Company reversed $229,000 of the allowance for loan losses, primarily due to loan reduction, which was partially offset by an increase in nonaccrual loans during the quarter. During the nine months ended September 30, 2025, the Company provisioned $654,000 to the allowance for loan losses, primarily due to the mix in loans and an increase in nonperforming assets during the year. During the three and nine months ended September 30, 2024, the Company provisioned $140,000 and $1.5 million, respectively, to the allowance for loan losses.
•The ALL totaled $32.8 million, or 1.21% of total loans, at September 30, 2025 compared to $32.9 million, or 1.21% of total loans, at December 31, 2024. The ACL, which is comprised of the allowance for loan losses plus the allowance for unfunded lending commitments, totaled $34.6 million, or 1.28% of total loans, at September 30, 2025 compared to $35.6 million, or 1.31% of total loans, at December 31, 2024.
•Nonperforming assets increased $15.3 million, or 98.0%, from $15.6 million, or 0.45% of total assets, at December 31, 2024 to $30.9 million, or 0.88% of total assets, at September 30, 2025. The increase in nonperforming assets was primarily due to three loan relationships classified as substandard in 2024 and moved to nonaccrual status during the 2025 period, and seven loan relationships that were downgraded to substandard and moved to nonaccrual status during the 2025 period.
•Total deposits amounted to $3.0 billion at September 30, 2025, an increase of $194.8 million, or 7.0%, from December 31, 2024.
•The net interest margin was 4.10% and 4.02% for the three and nine months ended September 30, 2025, respectively, up 39 bps and 35 bps from the three and nine months ended September 30, 2024, respectively. The increases were primarily due to higher yields on interest-earning assets and lower funding costs.
•The average rate paid on total interest-bearing deposits was 2.57% for the third quarter of 2025, which was down 21 bps from the third quarter of 2024. For the nine months ended September 30, 2025, the average rate paid on total interest-bearing deposits was 2.54%, down 12 bps from the nine months ended September 30, 2024.

•Total interest expense for the third quarter of 2025 was $15.1 million, down $1.9 million, or 11.1%, compared to the third quarter of 2024, primarily due to lower cost of borrowings. For the nine months ended September 30, 2025, total interest expense was $45.8 million, down $2.4 million, or 5.1%, from the comparable period in 2024.
•Noninterest income for the third quarter of 2025 was $3.7 million, up $46,000, or 1.2%, compared to the third quarter of 2024, primarily due to an increase in service fees and charges (up $117,000), which was partially offset by a decrease in other income (down $70,000). For the nine months ended September 30, 2025, noninterest income was $11.5 million, up $467,000, or 4.2%, from the comparable period in 2024 primarily due to an increase in service fees and charges (up $278,000) and gain on sale of loans (up $227,000), which were partially offset by a decrease in other income (down $116,000).
•Noninterest expense for the third quarter of 2025 was $22.5 million, up $273,000, or 1.2%, compared to the third quarter of 2024, primarily due to an increase in compensation and benefits (up $473,000) and foreclosed assets (up $315,000), which were partially offset by a decrease in other expenses (down $206,000) and occupancy (down $188,000). For the nine months ended September 30, 2025, noninterest expense was up $66.5 million, $1.6 million, or 2.4%, from the comparable period in 2024 primarily due to an increase in compensation and benefits (up $1.5 million) and foreclosed assets, net (up $807,000), which were partially offset by the reversal of provision for credit losses on unfunded commitments (down $836,000).

FINANCIAL CONDITION

Loans, Allowance for Credit Losses and Asset Quality

Loans
Total loans at September 30, 2025 were $2.7 billion, down $12.3 million, or 0.5%, from December 31, 2024.
The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

(dollars in thousands)	September 30, 2025	December 31, 2024	Increase/(Decrease)
Real estate loans:
One-to four-family first mortgage	$490,600	$501,225	$(10,625)	(2.1)%
Home equity loans and lines	86,885	79,097	7,788	9.8
Commercial real estate	1,175,384	1,158,781	16,603	1.4
Construction and land	325,725	352,263	(26,538)	(7.5)
Multi-family residential	184,022	178,568	5,454	3.1
Total real estate loans	2,262,616	2,269,934	(7,318)	(0.3)%
Other loans:
Commercial and industrial	413,590	418,627	(5,037)	(1.2)
Consumer	29,689	29,624	65	0.2
Total other loans	443,279	448,251	(4,972)	(1.1)
Total loans	$2,705,895	$2,718,185	$(12,290)	(0.5)%
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

At September 30, 2025, the ALL totaled $32.8 million, or 1.21% of total loans, down $89,000 from $32.9 million, or 1.21% of total loans, at December 31, 2024. During the nine months ended September 30, 2025, the Company provisioned $654,000 of the allowance loan losses primarily due to the mix in loans and an increase in nonperforming assets during the year. Net loan charge-offs totaled $743,000 for the nine months ended September 30, 2025.
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

At September 30, 2025 and December 31, 2024, loans identified as credit deteriorated loans and individually evaluated for expected losses were $6.1 million and $5.0 million, respectively. The following tables provide a summary of loans individually evaluated for credit losses as of the dates indicated.

	September 30, 2025
(dollars in thousands)	Recorded Investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$2,173	$213	9.80%
Home equity loans and lines	—	—	—
Commercial real estate	2,226	430	19.32
Construction and land	519	—	—
Multi-family residential	603	136	22.55
Commercial and industrial	619	357	57.67
Consumer	—	—	—
Total	$6,140	$1,136	18.50%

	December 31, 2024
(dollars in thousands)	Recorded Investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$—	$—	—%
Home equity loans and lines	—	—	—
Commercial real estate	4,718	200	4.24
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	254	248	97.64
Consumer	—	—	—
Total	$4,972	$448	9.01%

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

At September 30, 2025 and December 31, 2024, loans classified as substandard totaled $57.6 million and $35.8 million, respectively. There were no assets classified as doubtful at either date. For additional information, refer to Note 5 to the Consolidated Financial Statements.

The following tables provide a summary of loans classified as special mention and substandard as of the dates indicated.

(dollars in thousands)	September 30, 2025	December 31, 2024	Increase/(Decrease)
Special Mention Loans
One- to four-family first mortgage	$—	$823	$(823)	(100.0)%
Home equity loans and lines	—	—	—	—
Commercial real estate	3,067	—	3,067	100.0
Construction and land	892	—	892	100.0
Multi-family residential	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—
Total special mention loans	$3,959	$823	$3,136	381.0%

(dollars in thousands)	September 30, 2025	December 31, 2024	Increase/(Decrease)
Substandard Loans
One- to four-family first mortgage	$6,863	$7,034	$(171)	(2.4)%
Home equity loans and lines	1,008	279	729	261.3
Commercial real estate	31,575	18,541	13,034	70.3
Construction and land	9,847	5,224	4,623	88.5
Multi-family residential	1,291	930	361	38.8
Commercial and industrial	6,999	3,755	3,244	86.4
Consumer	60	27	33	122.2
Total substandard loans	$57,643	$35,790	$21,853	61.1%

Total nonperforming loans increased by $15.9 million, or 117.1%, to $29.5 million at September 30, 2025, compared to $13.6 million at December 31, 2024. The primary reason for the increase was ten loan relationships with an aggregate outstanding balance of $19.0 million at September 30, 2025 that became nonperforming during 2025, for which management does not anticipate any losses.

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

The following table sets forth the composition of the Company’s nonperforming assets as of the dates indicated.

	September 30, 2025			December 31, 2024
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$5,211	$1,191	$6,402	$5,348	$1,691	$7,039
Home equity loans and lines	976	32	1,008	245	34	279
Commercial real estate	1,804	8,212	10,016	1,058	2,246	3,304
Construction and land	9,847	—	9,847	1,619	3	1,622
Multi-family residential	973	—	973	—	—	—
Other loans:
Commercial and industrial	813	348	1,161	705	606	1,311
Consumer	27	33	60	16	11	27
Total nonaccrual loans	19,651	9,816	29,467	8,991	4,591	13,582
Accruing loans 90 days or more past due	55	—	55	16	—	16
Total nonperforming loans	19,706	9,816	29,522	9,007	4,591	13,598
Foreclosed assets and ORE	1,374	10	1,384	1,963	47	2,010
Total nonperforming assets	21,080	9,826	30,906	10,970	4,638	15,608

	September 30, 2025			December 31, 2024
(dollars in thousands)	Originated	Acquired(1)	Total	Originated	Acquired(1)	Total
Nonperforming loans to total loans			1.09%			0.50%
Nonperforming loans to total assets			0.84%			0.39%
Nonperforming assets to total assets			0.88%			0.45%
(1)Nonaccrual acquired loans include PCD loans of $1.2 million and $1.3 million at September 30, 2025 and December 31, 2024, respectively.
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
Investment Securities

The Company’s investment securities portfolio totaled $384.4 million as of September 30, 2025, a decrease of $19.5 million, or 4.8%, from December 31, 2024. During the third quarters of 2025 and 2024, the Company had no gains or losses related to the sale of available-for-sale investment securities. At September 30, 2025, the Company had a net unrealized loss on its available for sale investment securities portfolio of $26.5 million, compared to a net unrealized loss of $41.0 million at December 31, 2024. The Company’s investment securities portfolio had an effective duration of 3.5 years and 3.9 years at September 30, 2025 and December 31, 2024, respectively.

The following table summarizes activity in the Company’s investment securities portfolio during the nine months ended September 30, 2025.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2024	$402,792	$1,065
Purchases	11,652	—
Sales	—	—
Principal maturities, prepayments and calls	(45,448)	—
Amortization of premiums and accretion of discounts	(166)	—
Increase in market value	14,510	—
Balance, September 30, 2025	$383,340	$1,065

Funding Sources

Deposits
Deposits totaled $3.0 billion at September 30, 2025, an increase of $194.8 million, or 7.0%, compared to December 31, 2024. The following table summarizes the changes in the Company’s deposits from December 31, 2024 to September 30, 2025.

(dollars in thousands)	September 30, 2025	December 31, 2024	Increase/(Decrease)
Demand deposit	$801,974	$733,073	$68,901	9.4%
Savings	200,135	210,977	(10,842)	(5.1)
Money market	499,404	457,483	41,921	9.2
NOW	641,204	645,246	(4,042)	(0.6)
Certificates of deposit	832,786	733,917	98,869	13.5
Total deposits	$2,975,503	$2,780,696	$194,807	7.0%

The average rate paid on interest-bearing deposits was 2.57% for the third quarter of 2025, down 21 bps compared to the third quarter of 2024. At September 30, 2025, certificates of deposit maturing within the next 12 months totaled $810.5 million.

We obtain most of our deposits from individuals, small businesses and public funds in our market areas. The following table presents our deposits per customer type for the periods indicated.

	September 30, 2025	December 31, 2024
Individuals	52%	53%
Small businesses	39	37
Public funds	6	7
Broker	3	3
Total	100%	100%

The total amounts of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) were $894.8 million at September 30, 2025 and $813.6 million at December 31, 2024. Public funds in excess of the FDIC insurance limits are fully collateralized.

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

The carrying value of the Notes was $54.6 million and $54.5 million at September 30, 2025 and December 31, 2024, respectively. The subordinated debt was recorded net of issuance costs and amortized using the straight-line method over five years.

Other Borrowings
Other borrowings at September 30, 2025 and December 31, 2024 included a $5,539,000 note payable with a rate of 3.83% on the Company’s investment in a new market tax credit entity. The note payable is a 20-year leverage loan with interest-only payments for the first seven years. The note was originated in October 2018.

Federal Home Loan Bank Advances

The average balance of total FHLB advances was $39.4 million for the third quarter of 2025, down $17.3 million compared to the third quarter of 2024. We reduced our FHLB advances in 2024 primarily due to our increased utilization of BTFP loans as an alternative source of funds. BTFP borrowings were paid off in the fourth quarter of 2024 and replaced with short-term FHLB advances.

The Company had no short-term FHLB advances as of September 30, 2025, down $137.2 million compared to $137.2 million as of December 31, 2024. At September 30, 2025 and December 31, 2024, the Company had $3.1 million and $38.3 million in long-term FHLB advances, respectively, and $1.3 billion and $1.1 billion in additional FHLB advances available, respectively.

Shareholders’ Equity

Total shareholders’ equity increased $27.0 million, or 6.8%, from $396.1 million at December 31, 2024 to $423.0 million at September 30, 2025. Shareholders' equity increased primarily due to net income of $34.7 million and a decrease in accumulated other comprehensive loss on available for sale investment securities, which were partially offset by cash dividends paid on the common stock and share repurchases during the nine months ended September 30, 2025.

At September 30, 2025, the Company and the Bank had regulatory capital amounts that were well in excess of regulatory requirements. The following table presents actual and required capital ratios for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2025 based on the required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Tier 1 risk-based capital	$358,721	12.50%	$243,987	8.50%	N/A	N/A
Total risk-based capital	447,699	15.60	301,396	10.50	N/A	N/A
Tier 1 leverage capital	358,721	10.51	136,515	4.00	N/A	N/A

Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$401,510	14.04%	$200,215	7.00%	$185,914	6.50%
Tier 1 risk-based capital	401,510	14.04	243,118	8.50	228,817	8.00
Total risk-based capital	435,867	15.24	300,323	10.50	286,022	10.00
Tier 1 leverage capital	401,510	11.80	136,117	4.00	170,146	5.00

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

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At September 30, 2025, certificates of deposit maturing within the next 12 months totaled $810.5 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of securities available for sale, the Company has significant borrowing capacity available to fund liquidity needs. In recent years, the Company has utilized borrowings as a cost efficient addition to deposits as a source of funds. Borrowings consist of advances from the FHLB of Dallas, of which the Company is a member. Under terms of the collateral agreement with the FHLB, the Company pledges residential mortgage loans and investment securities as well as the Company’s stock in the FHLB as collateral for such advances. For the nine months ended September 30, 2025, the average balance of outstanding FHLB advances was $110.9 million. At September 30, 2025, the Company had $3.1 million in total outstanding FHLB advances.

Asset/Liability Management
The objective of asset/liability management is to implement strategies for the funding and deployment of the Company’s financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk. Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of September 30, 2025.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	5.2%
+100	2.7%
-100	(3.2)%
-200	(6.7)%

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

To meet the financing needs of its customers, the Company issues financial instruments which represent conditional obligations that are not recognized, wholly or in part, in the statements of financial condition. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments expose the Company to varying degrees of credit and interest rate risk in much the same way as funded loans. The same credit policies are used in these commitments as for on-balance sheet instruments. At both September 30, 2025 and December 31, 2024, the Company's allowance for credit losses on unfunded commitments totaled $1.7 million and $2.7 million, respectively.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of the periods indicated.

	Contract Amount
(dollars in thousands)	September 30, 2025	December 31, 2024
Standby letters of credit	$6,722	$6,502
Available portion of lines of credit	502,180	488,930
Undisbursed portion of loans in process	70,807	76,424
Commitments to originate loans	199,144	161,482

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
RESULTS OF OPERATIONS
Net income for the third quarter of 2025 was $12.4 million, up $2.9 million, or 30.9%, compared to the third quarter of 2024. Diluted EPS for the third quarter of 2025 was $1.59, up $0.41 compared to the third quarter of 2024.

Net income for the nine months ended September 30, 2025 was $34.7 million, up $7.9 million, or 28.7%, compared to the nine months ended September 30, 2024. Diluted EPS for the nine months ended September 30, 2025 was $4.41, up $1.07 compared to the nine months ended September 30, 2024.

During the three months ended September 30, 2025, the Company reversed $229,000 of the allowance for loan losses primarily due to loan reduction. During the nine months ended September 30, 2025, the Company provisioned $654,000 to the allowance for loan losses, primarily due to an increase in nonaccrual loans during the year. During the three and nine months ended September 30, 2024, the Company provisioned $140,000 and $1.5 million, respectively, to the allowance for loan losses primarily due to loan growth and net charge-offs.

Net Interest Income
Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 3.26% and 2.80% for the quarters ended September 30, 2025 and 2024, respectively, and 3.19% and 2.80% for the nine months ended September 30, 2025 and 2024, respectively.

Net interest income totaled $34.1 million for the third quarter of 2025, up $3.7 million, or 12.3%, compared to the third quarter of 2024. For the nine months ended September 30, 2025, net interest income totaled $99.2 million, up $10.5 million, or 11.9%, compared to the nine months ended September 30, 2024.

The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.10% and 3.71% for the quarters ended September 30, 2025 and 2024, respectively. For the same periods, the average loan yield was 6.53% and 6.43%, respectively. The net interest margin for the nine months ended September 30, 2025 and 2024 was 4.02% and 3.67%, respectively. For the same periods, the average loan yield was 6.49% and 6.30%, respectively.

Acquired loan discount accretion included in interest income totaled $347,000 and $452,000 for the quarters ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, acquired loan discount accretion included in interest income totaled $1.1 million and $1.5 million, respectively.

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

	Three Months Ended September 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$2,743,695	$45,607	6.53%	$2,668,672	$43,711	6.43%
Investment securities
Taxable	395,840	2,432	2.46	437,785	2,604	2.38
Tax-exempt (TE)	16,049	72	2.26	16,239	73	2.26
Total investment securities	411,889	2,504	2.45	454,024	2,677	2.38
Other interest-earning assets	99,707	1,111	4.42	79,668	991	4.95
Total interest-earning assets (TE)	3,255,291	$49,222	5.95	3,202,364	$47,379	5.82
Noninterest-earning assets	211,779			202,719
Total assets	$3,467,070			$3,405,083
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,301,888	$5,783	1.76%	$1,266,465	$5,571	1.75%
Certificates of deposit	826,652	8,022	3.85	722,717	8,337	4.59
Total interest-bearing deposits	2,128,540	13,805	2.57	1,989,182	13,908	2.78
Other borrowings	5,539	54	3.80	140,539	1,673	4.74
Subordinated debt	54,593	845	6.19	54,374	844	6.21
Short-term FHLB advances	27,120	303	4.38	18,301	252	5.39
Long term FHLB advances	12,325	109	3.54	38,442	320	3.33
Total interest-bearing liabilities	2,228,117	$15,116	2.69	2,240,838	$16,997	3.02
Noninterest-bearing liabilities	822,714			779,727
Total liabilities	3,050,831			3,020,565
Shareholders’ equity	416,239			384,518
Total liabilities and shareholders' equity	$3,467,070			$3,405,083
Net interest-earning assets	$1,027,174			$961,526
Net interest spread (TE)		$34,106	3.26%		$30,382	2.80%
Net interest margin (TE)			4.10%			3.71%
(1)Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process.

	Nine Months Ended September 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$2,750,985	$134,926	6.49%	$2,641,414	$126,277	6.30%
Investment securities
Taxable	409,818	7,547	2.46	447,048	7,986	2.38
Tax-exempt (TE)	16,097	217	2.27	16,285	219	2.27
Total investment securities	425,915	7,764	2.45	463,333	8,205	2.38
Other interest-earning assets	75,702	2,362	4.17	62,771	2,481	5.28
Total interest-earning assets (TE)	3,252,602	$145,052	5.90	3,167,518	$136,963	5.71
Noninterest-earning assets	211,231			201,339
Total assets	$3,463,833			$3,368,857
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,301,660	$16,715	1.72%	$1,265,420	$15,479	1.63%
Certificates of deposit	783,670	22,854	3.90	698,675	23,695	4.53
Total interest-bearing deposits	2,085,330	39,569	2.54	1,964,095	39,174	2.66
Other borrowings	5,550	160	3.84	135,727	4,815	4.74
Subordinated debt	54,540	2,534	6.20	54,322	2,533	6.22
Short-term FHLB advances	91,876	3,078	4.42	19,360	798	5.42
Long term FHLB advances	18,982	505	3.54	38,949	967	3.31
Total interest-bearing liabilities	2,256,278	$45,846	2.71	2,212,453	$48,287	2.91
Noninterest-bearing liabilities	799,472			780,234
Total liabilities	3,055,750			2,992,687
Shareholders’ equity	408,083			376,170
Total liabilities and shareholders' equity	$3,463,833			$3,368,857
Net interest-earning assets	$996,324			$955,065
Net interest spread (TE)		$99,206	3.19%		$88,676	2.80%
Net interest margin (TE)			4.02%			3.67%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025 Compared to 2024			2025 Compared to 2024
	Change Attributable To			Change Attributable To
(dollars in thousands)	Rate	Volume	Increase/ (Decrease)	Rate	Volume	Increase/ (Decrease)
Interest income:
Loans receivable	$721	$1,175	$1,896	$4,117	$4,532	$8,649
Investment securities	81	(254)	(173)	(68)	(373)	(441)
Other interest-earning assets	(118)	238	120	(233)	114	(119)
Total interest income	684	1,159	1,843	3,816	4,273	8,089
Interest expense:
Savings, checking and money market accounts	(112)	324	212	519	717	1,236
Certificates of deposit	(1,432)	1,117	(315)	(1,461)	620	(841)
Other borrowings	(169)	(1,450)	(1,619)	(1,703)	(2,952)	(4,655)
Subordinated debt	(3)	4	1	(3)	4	1
FHLB advances	(44)	(116)	(160)	488	1,330	1,818
Total interest expense	(1,760)	(121)	(1,881)	(2,160)	(281)	(2,441)
Increase in net interest income	$2,444	$1,280	$3,724	$5,976	$4,554	$10,530

Noninterest Income

Noninterest income for the third quarter of 2025 totaled $3.7 million, up $46,000, or 1.2%, from $3.7 million earned for the same period in 2024. Noninterest income increased over the comparable period primarily due to an increase in service fees and charges (up $117,000), which was partially offset by a decrease in other income (down $70,000).

Noninterest income for the nine months ended September 30, 2025 totaled $11.5 million, up $467,000, or 4.2%, from $11.0 million earned for the same period in 2024. Noninterest income increased over the comparable period primarily due to an increase in service fees and charges (up $278,000) and gain on sale of loans (up $227,000, primarily due to gain on sale of SBA loans), which were partially offset by a decrease in other income (down $116,000, primarily due to the absence of derivative fee income).

Noninterest Expense

Noninterest expense for the third quarter of 2025 totaled $22.5 million, up $273,000, or 1.2%, from the third quarter of 2024. Noninterest expense increased over the comparable quarter primarily due to an increase in compensation and benefits (up $473,000, primarily due to increases in salaries) and foreclosed assets (up $315,000), which were partially offset by a decrease in other expenses (down $206,000) and occupancy expenses (down $188,000, primarily due to a lease that ended September 2024).
Noninterest expense for the nine months ended September 30, 2025 totaled $66.5 million, up $1.6 million, or 2.4%, from the same period in 2024. Noninterest expense increased over the comparable quarter primarily due to an increase in compensation and benefits (up $1.5 million, primarily due to increases in salaries) and foreclosed assets, net (up $807,000), which were partially offset by the reversal of provision for credit losses on unfunded commitments (down $836,000, primarily due to lower unfunded commitment levels).

Income Taxes

Income tax expense for the three and nine months ended September 30, 2025 totaled $3.2 million and $8.8 million, respectively, compared to $2.2 million and $6.4 million for the three and nine months ended September 30, 2024, respectively. Income tax expense increased over the prior comparable quarter primarily due to increased taxable earnings. The Company's effective tax rates for the third quarters of 2025 and 2024 were 20.5% and 19.2%, respectively. For the nine months ended September 30, 2025 and 2024, the Company's effective tax rates were 20.3% and 19.4%, respectively.

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
Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2024, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at September 30, 2025 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Not applicable.

Item 1A.	Risk Factors.
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds.
(a)    Not applicable.
(b)    Not applicable.
(c)    The Company’s purchases of its common stock made during the quarter ended September 30, 2025 consisted of stock repurchases under the Company’s approved plans and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
July 1 – July 31, 2025	100	$52.29	100	390,972
August 1 – August 31, 2025	—	—	—	390,972
September 1 – September 30, 2025	—	—	—	390,972
Total	100	$52.29	100	390,972
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
(a)    Not applicable.
(b)    Not applicable.
(c)    During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

HOME BANCORP, INC.

November 3, 2025	By:	/s/ John W. Bordelon
John W. Bordelon
Chairman of the Board, President and Chief Executive Officer

November 3, 2025	By:	/s/ David T. Kirkley
David T. Kirkley
Senior Executive Vice President and Chief Financial Officer

November 3, 2025	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank, N. A. Senior Vice President and Director of Financial Management