Form 10-K
period 2025-12-31
HOME BANCORP, INC.
filed 2026-03-06
CIK 1436425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2025
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

The aggregate market value of the 7,246,791 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $51.78 for the common stock on June 30, 2025, as reported by the Nasdaq Stock Market, was approximately $375.2 million. Shares of common stock held by the registrant’s executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of common stock outstanding as of March 4, 2026: 7,836,346.

DOCUMENTS INCORPORATED BY REFERENCE
Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:
Portions of the definitive Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

HOME BANCORP, INC.
2025 ANNUAL REPORT ON FORM 10-K

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
The Company is subject to regulation as a bank holding company by the Board of Governors of the Federal Reserve System (the “FRB” or the “Federal Reserve”). The Bank established HB Investment Fund I, LLC and HB Investment Fund II, LLC, wholly-owned subsidiaries of the Bank to invest in New Markets Tax Credits (“NMTC”) and Federal Tax Credits ("FTC") in our market areas. HB Investment Fund I, LLC was dissolved in October 2025 due to the conclusion of the NMTC compliance period for this subsidiary.
The Bank is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. Our principal sources of funds are customer deposits, repayments of loans, repayments of investments and funds borrowed from outside sources such as the Federal Home Loan Bank (“FHLB”) of Dallas.
These funds are primarily used for the origination of loans, including one-to four-family first mortgage loans, home equity loans and lines, commercial real estate loans, construction and land loans, multi-family residential loans, commercial and industrial loans and consumer loans. The Bank derives its income principally from interest earned on loans and investment securities and, to a lesser extent, from fees received in connection with the origination of loans, service charges on deposit accounts and for other services. The Bank’s primary expenses are interest expense and general operating expenses, the most significant of which is compensation and benefits. Management considers all of our operations to be aggregated in one reportable operating segment. For additional information regarding segment reporting, see Note 2. Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8.
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
Human Capital Resources
At December 31, 2025, we had 486 full-time employees and eight part-time employees. None of our employees are represented by a collective bargaining group, and we believe that the Company's relationship with its employees is good. We believe our ability to attract and retain employees is a key to the Bank's success.
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
We recognize the importance of our employee's financial health and well-being, and offer benefits such as a 401(k) retirement savings plan and make both matching and profit-sharing contributions to that plan, which also includes the Company's stock as an investment option. Benefit programs available to eligible employees include, in addition to the 401(k) retirement savings plan, an Employee Stock Ownership Plan ("ESOP"), health and life insurance, employee paid holidays and other benefits.

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
General. Home Bank, N.A. is subject to federal regulation and oversight by the Office of the Comptroller of the Currency (“OCC”). The Bank is also subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve. The Company has experienced heightened regulatory requirements and scrutiny following the global financial crisis and the enactment in 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Resulting reforms have caused the Company’s compliance and risk management processes, and the costs thereof, to increase. However, in October 2025, the OCC announced several regulatory changes aimed at reducing burden and tailoring oversight for community banks. Effective January 1, 2026, the OCC will eliminate certain mandatory, non-statutory examination requirements, allowing examiners to adjust exam scope and frequency based on each bank’s size, complexity, and risk profile. The agency also introduced initiatives to simplify model risk-management expectations for smaller institutions and expand eligibility for streamlined licensing procedures for well-managed community banks. Together, these measures are designed to make supervision more risk-focused and less prescriptive, while maintaining safety and soundness standards.
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
Capital Requirements. The Federal Reserve has established minimum regulatory capital requirements generally applicable to bank holding companies. For a description of the Company's capital requirements, see “Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 17. Regulatory Matters.”
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
The FDIC assesses deposit insurance premiums on the assessment base of a depository institution, which is the average total assets reduced by the amount of its average tangible equity. Under the current rules, when the reserve ratio for the Deposit Insurance Fund for the prior assessment period reaches, or is greater than 2.0% and less than 2.5%, assessment rates will range from two basis points to 28 basis points and when the reserve ratio for the prior assessment period is greater than 2.5%, assessment rates will range from one basis-point to 25 basis points. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. As of December 31, 2025, assessment rates ranged from 2.5 basis points to 32 basis points for all institutions, subject to adjustments for unsecured debt issued by the institution, unsecured debt issued by other FDIC-insured institutions, and brokered deposits held by the institution.
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
At December 31, 2025, the Bank exceeded all of its regulatory capital requirements, with Tier 1, Tier 1 common equity, Tier 1 common equity (to risk-weighted assets) and total risk-based capital ratios of 11.84%, 14.09%, 14.09% and 15.29%, respectively.
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
As of December 31, 2025, the Bank was deemed a well-capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.
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

On October 24, 2023, the federal banking agencies, including the OCC issued a final rule designed to strengthen and modernize regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. The final rule was published with an April 1, 2024, effective date and staggered compliance dates; however, implementation of the 2023 final rule was stayed by a preliminary injunction. In 2025, the federal banking agencies issued a Joint Notice of Proposed Rulemaking to rescind the 2023 final rule and reinstate the prior CRA regulations. As a result, the Bank will continue to be evaluated under the pre-2023 CRA regulatory framework.
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
In addition, Sections 22(g) and (h) of the Federal Reserve Act, place restrictions on loans to executive officers, directors and principal shareholders of a national bank and its affiliates. Under Section 22(h), loans to a director, an executive officer, a greater than 10% shareholder of a national bank and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, a national bank’s loans to one borrower limit (generally equal to 15% of the bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to any director, executive officer or principal shareholder or certain affiliated interests of either, over other employees of the national bank. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a national bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. The Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act, and as of December 31, 2025 was in compliance with the above restrictions.
Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly with the establishment of the Consumer Financial Protection Bureau (“CFPB”) as part of the Dodd-Frank Act reforms. On July 21, 2011, the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable bank regulators. However, in early 2025, CFPB leadership significantly scaled back the agency’s rulemaking, enforcement and supervisory activities, including pausing major enforcement actions, rescinding guidance, and narrowing priorities which has significantly reduced active oversight of financial institutions. Although statutory consumer protection requirements remain in force, the agency’s diminished operations have created regulatory uncertainty with respect to the supervision and enforcement of the existing consumer financial protection laws.
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
Federal Home Loan Bank System. The Bank is a member of the FHLB of Dallas, which is one of 11 regional FHLBs that administer the home financing credit function of various financial institutions. The FHLBs provides financial institutions additional strength to serve their communities through financial services to support its mission of affordable housing and economic development. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. As of December 31, 2025, the Bank had $3.0 million of FHLB advances and $1.3 billion available on its line of credit with the FHLB.
As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 0.4% of its total assets in Class B-1 stock and activity-based investment of Class B-2 stock equal to 4.1% of its advances outstanding and 2.0% of acquired members advances currently on the Bank’s balance sheet. As of December 31, 2025, the Bank had $2.6 million in FHLB stock, which was in compliance with this requirement.
Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. Effective March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent. At December 31, 2025, the reserve requirement remained at zero percent.
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
Our lending activities include loans secured by commercial real estate and commercial and industrial loans. Our multi-family residential loans, commercial real estate loans and commercial and industrial loans, increased by an aggregate of 96.5%, 48.5% and 76.4% respectively, from December 31, 2021 through December 31, 2025. Excluding Paycheck Protection Program ("PPP") loans, our commercial and industrial loans increased by an aggregate of 114.7% over the same time period. Generally, multi-family residential, commercial and industrial and commercial real estate lending involve a higher degree of risk than one- to four-family residential lending due to a variety of factors. Due to the larger loan balances typically involved in these loans, an adverse development with respect to one loan or one borrower relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. As of December 31, 2025, the largest outstanding balances of our commercial real estate, commercial and industrial, and multi-family residential loans were $25.5 million, $19.2 million, and $13.8 million, respectively. If a large loan were to become non-performing, as we have experienced in the past, it can have a significant impact on our results of operations. Because we intend to continue our growth in multi-family residential, commercial and industrial and commercial real estate loans, our credit risk exposure may increase and we may need to make additional provisions to our allowance for loan losses, which could adversely affect our future results of operations.
As of December 31, 2025, commercial real estate mortgage loans comprised approximately 43.4% of our loan portfolio. Commercial real estate mortgage loans generally involve a greater degree of credit risk than residential real estate mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. In recent years, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. The COVID-19 pandemic has also been a catalyst for the evolution of various remote work options which could impact the long-term performance of some types of office properties within our commercial real estate portfolio. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition and results of operations
In addition to commercial and industrial, multi-family residential loans, and commercial real estate, the Bank holds a significant portfolio of construction and land loans. As of December 31, 2025, the Bank’s construction and land loans amounted to $329.2 million, or 12.0% of our loan portfolio. Construction and land loans generally have a higher risk of loss than one- to four-family residential mortgage loans due primarily to the critical nature of the initial estimates of a property’s value upon completion of construction compared to the estimated costs, including interest, of construction as well as other assumptions. If the estimates upon which construction loans are made prove to be inaccurate, we may be confronted with projects that, upon completion, have values which are below the loan amounts. If the Bank is forced to liquidate the collateral associated with such loans at values less than the remaining loan balance, it could have a significant impact on our results of operations.
Risks Related to Our Deposit Activities

Municipal deposits are an important source of cost-effective funds for us, and a reduced level of such deposits may hurt our profits.
Municipal deposits are an important source of our cost-effective funds, and we intend to continue to solicit municipal deposits. As of December 31, 2025, the Bank held $185.1 million in municipal deposits, consisting of public funds on deposit from local government entities domiciled in the States of Louisiana, Mississippi and Texas. Given our use of these high-average balance municipal deposits as a source of spread income, our inability to retain such funds could have an adverse effect on our liquidity. In addition, our municipal deposits are primarily demand deposit accounts or short-term deposits and therefore are more volatile and sensitive to changes in interest rates. If we are forced to pay higher rates on our municipal deposits to retain those funds, or if we are unable to retain those funds, it could have an adverse effect our net income and profitability.
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
Most of our loans are to individuals and businesses located in south Louisiana, west Mississippi and the Houston, Texas region. The oil and gas industry has a significant presence in the market areas in which we operate. Regional economic conditions affect the demand for our products and services as well as the ability of our customers to repay loans. Actions by members of the Organization of Petroleum Exporting Countries (“OPEC”) can impact global crude oil production levels and lead to significant volatility in global oil supplies and market oil prices. In recent years, decreased market oil prices compressed margins for many U.S. based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. While crude oil prices have rebounded since the Spring of 2020, global markets for oil and gas were disrupted by the COVID-19 pandemic. The current wars in Ukraine and Israel also have impacted global oil supplies and caused further volatility in oil prices. Continued fluctuations in crude oil prices could adversely affect our operations and economic conditions in some of our markets during 2026 and future periods, which could adversely affect our future results of operations. Although the Company attempts to mitigate risk by diversifying its borrower base, approximately $67.1 million, or 2.4% of the Company’s loan portfolio, at December 31, 2025 was comprised of loans to borrowers in the oil and gas industry (which is also referred to as the “energy sector”). We had an additional $30.8 million in unfunded loan commitments to companies in the energy sector at such date. At December 31, 2025, none of our loans in the energy sector were on nonaccrual status, and $935,000 of our total allowance for loan losses was attributable to energy sector loans. Historically, the oil and gas industry has been an important factor in the local economy in our Acadiana and Natchez markets as well as the Houston market. If oil prices decline, it could have an adverse effect on our customers resulting in increased levels of nonperforming loans, provisions for loan losses and expense associated with loan collection efforts.
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
While we are not aware of any specific factors indicating a deficiency in the amount of our allowance for credit losses, in light of the current economic environment, one of the most pressing issues faced by financial institutions is the adequacy of their allowance for credit losses. Federal bank regulators routinely scrutinize the level of the allowance for credit losses maintained by regulated institutions. In the event that we have to increase our allowance for credit losses beyond current levels, it would have an adverse effect on our results in future periods. As of December 31, 2025, our allowance for loan losses amounted to $33.1 million, or 1.21% of total loans and our total allowance for credit losses amounted to $34.8 million, or 1.27% of total loans. See Note 2 to the Consolidated Financial Statements in Item 8 for a detailed discussion of the Company's methodologies for estimating expected credit losses.
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
Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions with respect to individual securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause credit losses and realized and/or unrealized losses in future periods and declines in accumulated other comprehensive income ("AOCI"), which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether impairment of a security is related to credit usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Significant negative changes to valuations could result in credit losses on our securities portfolio, which could have an adverse effect on our financial condition or results of operations. As of December 31, 2025, we had $17.8 million of AOCI.

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

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Significant negative industry or economic trends, reduced estimates of future cash flows or disruptions to our business, could indicate that goodwill might be impaired. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. In the event that we conclude in a future assessment that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2025, we had goodwill of $81.5 million, which represents approximately 18.7% of shareholders’ equity. See Notes 2 and 8 to the Consolidated Financial Statements in Item 8 for additional information concerning our goodwill and the required impairment test.

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
In March 2023, Silicon Valley Bank and Signature Bank experienced large deposit outflows, coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into FDIC receivership. Additionally in May 2023, First Republic Bank experienced similar circumstances which resulted in the institution being placed into FDIC receivership. The placement of these institutions into receivership has resulted in market disruption and increased concerns that diminished depositor confidence across the banking industry in general could lead to deposit outflows that could destabilize other institutions. At December 31, 2025, we had $141.6 million in cash and cash equivalents. Notwithstanding our significant liquidity, large deposit outflows could materially and adversely affect our financial condition and results of operations. Following the placement of Silicon Valley Bank and Signature Bank into FDIC receivership, the federal banking regulators also issued a joint statement providing that the losses to support the uninsured deposits of those banks would be recovered via a special assessment on banks with $5.0 billion or more in total consolidated assets. While this special assessment does not apply to us, any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums, to the extent that they result in increased deposit insurance costs, would reduce our profitability.

Item 1B.    Unresolved Staff Comments.
Not applicable.

Item 1C.    Cybersecurity.
Risk Management and Strategy
The Company recognizes that the security of our banking operations is critical to protecting our customers, maintaining our reputation and preserving the value of the Company. The Board of Directors, through the Enterprise Risk Committee (“ERC”), the Technology Steering Committee (“TSC”) and the Cyber Risk Oversight Committee (“CROC”), provides direction and oversight of the enterprise-wide risk management framework of the Company, and cybersecurity represents a component of the overall approach to enterprise-wide risk management. Our risk management program is designed to identify, assess, and mitigate risks across various aspects of our company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats. Our Director of Information Security is primarily responsible for this cybersecurity component and is a key member of the risk management organization, reporting directly to the Chief Risk Officer and, as discussed below, periodically to the TSC and the CROC. The Chairman of the CROC is the Chief Operations Officer and provides regular updates on cybersecurity risk management to the Board of Directors. An independent member of the Board of Directors is an advisor and is considered a designated expert in technology and cybersecurity.

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

Our Board of Directors has approved management committees including the TSC, which focuses on technology impact, and the CROC, which focuses on business impact. These committees provide oversight and governance of the technology program and the information security program. The TSC is chaired by the Chief Operations Officer within the Company and includes the Chief Risk Officer, Director of Information Security and Director of Technology Management as well as other key departmental managers throughout the entire company. These committees meet at least quarterly to provide oversight of the risk management strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks. More frequent meetings occur from time to time in accordance with the Incident Response Plan to facilitate timely informing and monitoring efforts. The Director of Information Security reports summaries of key issues, including significant cybersecurity and/or privacy incidents, discussed at committee meetings and the actions taken to the CROC on a quarterly basis (or more frequently as may be required by the Incident Response Plan).

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

Item 2.    Properties.
We currently conduct business from 18 banking offices in Acadiana, four banking offices in Baton Rouge, six banking offices in Greater New Orleans, six banking offices in the Northshore (of Lake Pontchartrain) region of Louisiana, three banking offices in Natchez, Mississippi, and six banking offices in the Houston area. The Bank owns 33 of its 43 banking offices. The Bank leases the land for one banking office in our Northshore market, and leases one banking office in each of Acadiana, Baton Rouge, Mississippi and Greater New Orleans, respectively, and six banking centers in the Houston market.
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
Item 4.    Mine Safety Disclosures.
Not applicable
PART II
Item 5.     Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)Home Bancorp, Inc.’s common stock is listed on the Nasdaq Global Select Market under the symbol “HBCP”. The common stock commenced trading on the Nasdaq Stock Market on October 3, 2008. As of the close of business on December 31, 2025, there were 7,831,342 shares of common stock outstanding, held by approximately 575 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following graph shows a comparison of the cumulative total returns for the common stock of Home Bancorp, Inc., the Nasdaq Composite Index, and the S&P US Small Cap Banks Index for the period beginning December 31, 2020 and ending December 31, 2025. The graph below represents $100 invested in our common stock at its closing price on December 31, 2020.

Total Return Performance
Index Value
350
300
250
200
150
100
50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Home Bancorp, Inc.
NASDAQ Composite
S&P US Small Cap Banks

	Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Home Bancorp, Inc.	100.00	151.98	150.06	162.04	182.71	233.65
NASDAQ Composite	100.00	195.99	131.12	188.05	241.92	291.16
S&P US Small Cap Banks	100.00	139.21	122.74	123.35	145.82	160.37
The stock price information shown above is not necessarily indicative of future price performance. Information used was obtained from S&P Global Market Intelligence, Charlottesville, Virginia. The Company assumes no responsibility for any errors or omissions in such information.
The Company did not sell any of its equity securities during 2025 that were not registered under the Securities Act of 1933.
For information regarding the Company’s equity compensation plans, see Item 12.
(b)Not applicable.
(c)On April 21, 2025, the Company announced the approval of a new repurchase program (the "2025 Repurchase Plan"). Under the 2025 Repurchase Plan, the Company may purchase up to 400,000 shares, or approximately 5% of its common stock outstanding, through open market or privately negotiated transactions. The Company’s purchases of its common stock made during the fourth quarter of 2025 (which were made pursuant to the 2025 Repurchase Plan) are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2025	—	$—	—	390,972
November 1 - November 30, 2025	—	—	—	390,972
December 1 - December 31, 2025	750	59.97	750	390,222
Total	750	$59.97	750	390,222
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
EXECUTIVE OVERVIEW
The Company reported net income for 2025 of $46.1 million, or $5.87 diluted EPS compared to $36.4 million, or $4.55 diluted EPS, reported for 2024. Key components of the Company's performance in 2025 are summarized below.
•Assets increased $49.0 million, or 1.4%, from December 31, 2024 to $3.5 billion at December 31, 2025.
•Loans increased by $25.8 million, or 1.0%, from December 31, 2024 to $2.7 billion at December 31, 2025.
•During the year ended December 31, 2025, the Company provisioned $1.1 million of the allowance for loan losses compared to a $2.4 million provisioned for the year ended December 31, 2024.
•The allowance for loan losses ("ALL") totaled $33.1 million, or 1.21% of total loans, at December 31, 2025. The allowance for credit losses ("ACL"), which is comprised of the allowance for loan losses plus the allowance for unfunded lending commitments, totaled $34.8 million, or 1.27% of total loans, at December 31, 2025.
•Total deposits increased $192.1 million, or 6.9%, from December 31, 2024 to $3.0 billion at December 31, 2025, primarily due to increases in certificate of deposits, money market accounts, and demand deposit accounts.
•The Company repurchased 321,590 shares of common stock at an average price of $44.30 per share during 2025.
•The net interest margin was 4.03% for the year ended December 31, 2025, up 32 bps compared to 2024, primarily due to a decline in the average cost of interest-bearing liabilities and an increase in the average yield earned on interest-earning assets during 2025.
•The average rate paid on total interest-bearing deposits during 2025 was 2.53%, down 13 bps compared to 2024.
•Noninterest income increased $836,000, or 5.7%, in 2025 compared to 2024, primarily due to an increase in gain on sale of loans, service fees and charges, and bank card fees, which were partially offset by a decrease in gain on sale of assets.
•Noninterest expense increased $2.3 million, or 2.6%, in 2025 compared to 2024, primarily due to an increase in compensation and benefits and other expenses, which were partially offset by a reversal in the provision for credit losses on unfunded commitments.

SELECTED FINANCIAL DATA
Set forth below is selected summary historical financial and other data of the Company. When you read this summary historical financial data, it is important that you also read the historical financial statements and related notes contained in Item 8 of this Form 10-K. Taxable equivalent (“TE”) ratios have been calculated using a marginal tax rate of 21%.

	As of December 31,
(dollars in thousands)	2025	2024	2023	2022	2021
Selected Financial Condition Data:
Total assets	$3,492,626	$3,443,668	$3,320,122	$3,228,280	$2,938,244
Cash and cash equivalents	141,605	98,548	75,831	87,401	601,443
Interest-bearing deposits in banks	—	—	99	349	349
Investment securities:
Available for sale	391,448	402,792	433,926	486,518	327,632
Held to maturity	1,065	1,065	1,065	1,075	2,102
Loans receivable, net	2,710,881	2,685,269	2,550,101	2,401,451	1,819,004
Intangible assets	83,957	85,044	86,372	87,973	61,949
Deposits	2,972,806	2,780,696	2,670,624	2,633,181	2,535,849
Other borrowings	—	5,539	5,539	5,539	5,539
Subordinated debt, net of issuance cost	54,675	54,459	54,241	54,013	—
Federal Home Loan Bank advances	3,024	175,546	192,713	176,213	26,046
Shareholders’ equity	435,094	396,088	367,444	329,954	351,903

	For the Years Ended December 31,
(dollars in thousands, except per share data)	2025	2024	2023	2022	2021
Selected Operating Data:
Interest income	$193,772	$184,767	$163,663	$125,930	$106,902
Interest expense	60,518	64,505	42,971	7,915	5,913
Net interest income	133,254	120,262	120,692	118,015	100,989
Provision (reversal) for loan losses	1,134	2,415	2,341	7,489	(10,161)
Net interest income after provision for loan losses	132,120	117,847	118,351	110,526	111,150
Noninterest income	15,461	14,625	14,636	13,885	16,271
Noninterest expense	89,563	87,289	82,841	81,909	66,982
Income before income taxes	58,018	45,183	50,146	42,502	60,439
Income taxes	11,956	8,756	9,906	8,430	11,818
Net income	$46,062	$36,427	$40,240	$34,072	$48,621
Earnings per share - basic	$5.93	$4.58	$5.02	$4.19	$5.80
Earnings per share - diluted	$5.87	$4.55	$4.99	$4.16	$5.77
Cash dividends per share	$1.14	$1.01	$1.00	$0.93	$0.91

	As of or For the Years Ended December 31,
	2025	2024	2023	2022	2021
Selected Operating Ratios: (1)
Average yield on interest-earning assets(TE)	5.88%	5.74%	5.28%	4.19%	4.11%
Average rate on interest-bearing liabilities	2.68	2.90	2.08	0.41	0.35
Average interest rate spread(TE)(2)	3.20	2.84	3.20	3.78	3.76
Net interest margin(TE)(3)	4.03	3.71	3.89	3.92	3.88
Average interest-earning assets to average interest-bearing liabilities	144.80	143.29	148.73	154.87	152.48

	As of or For the Years Ended December 31,
	2025	2024	2023	2022	2021
Noninterest expense to average assets	2.58	2.58	2.54	2.58	2.42
Efficiency ratio(4)	60.22	64.71	61.21	62.10	57.12
Return on average assets	1.33	1.08	1.23	1.07	1.76
Return on average common equity	11.14	9.56	11.59	10.16	14.38
Return on average tangible common equity (Non-GAAP)(7)	14.25	12.68	15.95	13.93	17.98
Common stock dividend payout ratio	19.42	22.20	20.04	22.36	15.77
Average equity to average assets	11.91	11.26	10.64	10.55	12.22
Book value per common share	$55.56	$48.95	$45.04	$39.82	$41.27
Tangible book value per common share (Non-GAAP)(8)	44.84	38.44	34.45	29.20	34.00
Asset Quality Ratios: (5)
Non-performing loans as a percent of total loans receivable	1.25%	0.50%	0.34%	0.43%	0.72%
Non-performing assets as a percent of total assets	1.03	0.45	0.31	0.34	0.49
Allowance for loan losses as a percent of non-performing loans as of end of period	97.0	242.1	357.8	278.6	158.9
Allowance for loan losses as a percent of net loans as of end of period	1.21	1.21	1.22	1.15	1.15

Capital Ratios: (5) (6)
Tier 1 risk-based capital ratio	14.09%	13.28%	12.98%	12.43%	14.66%
Leverage capital ratio	11.84	11.38	10.98	10.43	9.77
Total risk-based capital ratio	15.29	14.51	14.23	13.63	15.85

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
This contains financial information prepared other than in accordance with GAAP. The Company uses these non-GAAP financial measures in its analysis of the Company’s performance. Management believes that the non-GAAP information provides useful data in understanding the Company’s operations and in comparing the Company’s results to peers. This non-GAAP information should be considered in addition to the Company’s financial information prepared in accordance with GAAP, and is not a substitute for, or superior to, GAAP results. A reconciliation of GAAP to non-GAAP disclosures is included in the table below.

Non-GAAP Reconciliation

	As of or For the Years Ended December 31,
(dollars in thousands, except per share data)	2025	2024	2023	2022	2021
Book value per common share	$55.56	$48.95	$45.04	$39.82	$41.27
Less: Intangibles	10.72	10.51	10.59	10.62	7.27
Tangible book value per common share	44.84	38.44	34.45	29.20	34.00
Net Income	46,062	36,427	40,240	34,072	48,621
Add: CDI amortization, net of tax	859	1,049	1,264	1,266	919
Non-GAAP tangible income	46,921	37,476	41,504	35,338	49,540
Return on common equity	11.14%	9.56%	11.59%	10.16%	14.38%
Add: Intangibles	3.11	3.12	4.36	3.77	3.60
Return on average tangible common equity	14.25%	12.68%	15.95%	13.93%	17.98%
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
We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. Our accounting policies are discussed in detail in Note 2 - Summary of Significant Accounting Policies in the accompanying notes to the Consolidated Financial Statements included in Item 8. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, management believes the policies noted below meet the SEC’s definition of critical accounting policies.
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
Total loans in portfolio (which does not include mortgage loans held for sale) increased $25.8 million, or 1.0%, from December 31, 2024 to $2.7 billion at December 31, 2025.

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

	December 31,
(dollars in thousands)	2025	2024	2023	2022	2021
Real estate loans:
One- to four-family first mortgage	$493,446	$501,225	$433,401	$389,616	$350,843
Home equity loans and lines	92,574	79,097	68,977	61,863	60,312
Commercial real estate	1,190,388	1,158,781	1,192,691	1,152,537	801,624
Construction and land	329,227	352,263	340,724	313,175	259,652
Multi-family residential	177,825	178,568	107,263	100,588	90,518
Total real estate loans	2,283,460	2,269,934	2,143,056	2,017,779	1,562,949

Other loans:
Commercial and industrial	430,517	418,627	405,659	377,894	244,123
Consumer	30,046	29,624	32,923	35,077	33,021
Total other loans	460,563	448,251	438,582	412,971	277,144
Total loans	$2,744,023	$2,718,185	$2,581,638	$2,430,750	$1,840,093
The following table reflects contractual loan maturities as of December 31, 2025, unadjusted for scheduled principal reductions, prepayments, or repricing opportunities. The table also reflects the portion of loans due after one year that have fixed or variable interest rates.

	Amounts as of December 31, 2025 which mature in:
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
One- to four-family first mortgage	$46,197	$120,593	$65,731	$260,925	$493,446
Home equity loans and lines	4,251	11,852	5,775	70,696	92,574
Commercial real estate	194,280	542,983	305,996	147,129	1,190,388
Construction and land	259,605	54,438	12,593	2,591	329,227
Multi-family residential	33,825	120,651	11,559	11,790	177,825
Commercial and industrial	186,011	159,624	82,181	2,701	430,517
Consumer	5,128	13,703	10,313	902	30,046
Total	$729,297	$1,023,844	$494,148	$496,734	$2,744,023

Loans with fixed interest rates:
One- to four-family first mortgage		$94,623	$30,020	$111,340	$235,983
Home equity loans and lines		3,402	4,510	140	8,052
Commercial real estate		426,512	199,304	6,548	632,364
Construction and land		18,157	4,145	—	22,302
Multi-family residential		103,799	9,414	553	113,766
Commercial and industrial		75,418	61,412	2,476	139,306
Consumer		10,013	9,719	802	20,534
Total		$731,924	$318,524	$121,859	$1,172,307

	Amounts as of December 31, 2025 which mature in:
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Loans with variable interest rates:
One- to four-family first mortgage		$25,970	$35,711	$149,585	$211,266
Home equity loans and lines		8,450	1,265	70,556	80,271
Commercial real estate		116,471	106,692	140,581	363,744
Construction and land		36,281	8,448	2,591	47,320
Multi-family residential		16,852	2,145	11,237	30,234
Commercial and industrial		84,206	20,769	225	105,200
Consumer		3,690	594	100	4,384
Total		$291,920	$175,624	$374,875	$842,419
Allowance for Credit Losses
Management recalculates the ACL at least quarterly to reassess the estimate of credit losses for the total portfolio at the relevant reporting date. For more information on the adoption of ASC 326 and the Company's relevant accounting policies, refer to Note 2 of the Consolidated Financial Statements in Item 8.
The following table presents the activity in the allowance for credit losses for the years indicated.

	For the Years Ended December 31,
(dollars in thousands)	2025	2024	2023	2022	2021
Allowance for loan losses:
Beginning balance	$32,916	$31,537	$29,299	$21,089	$32,963
Provision for acquired PCD loans	—	—	—	1,415	—
Provision for loan losses	1,134	2,415	2,341	7,489	(10,161)
Loans charged off:
One- to four-family first mortgage	(14)	—	(12)	(80)	(176)
Home equity loans and lines	—	(22)	—	—	(6)
Commercial real estate	(21)	—	(29)	(270)	(1,337)
Construction and land	(101)	(123)	—	—	—
Multi-family residential	—	—	—	—	—
Commercial and industrial	(865)	(875)	(255)	(792)	(599)
Consumer	(362)	(265)	(175)	(256)	(187)
Recoveries on charged off loans	455	249	368	704	592
Ending balance - allowance for loan losses	$33,142	$32,916	$31,537	$29,299	$21,089

Allowance for unfunded lending commitments:
Beginning balance	$2,700	$2,594	$2,093	$1,815	$1,425
(Reversal) provision for losses on unfunded commitments	(1,075)	106	501	278	390
Ending balance - allowance for unfunded commitments	1,625	2,700	2,594	2,093	1,815
Total allowance for credit losses	$34,767	$35,616	$34,131	$31,392	$22,904

At December 31, 2025, the ALL totaled $33.1 million, or 1.21% of total loans, and the ACL, which includes the reserve for unfunded lending commitments, totaled $34.8 million, or 1.27% of total loans. For the year ended December 31, 2025, the Company provisioned $1.1 million of the allowance for loan losses compared to a provision of $2.4 million for the year ended December 31, 2024. The increase in the provision for loan losses during 2025 and 2024 primarily reflected our loan growth during the year.

The following table presents the allocation of the allowance for loan losses as of December 31 for the years indicated.

	December 31,
	2025		2024		2023		2022		2021
(dollars in thousands)	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans	Amount	% Loans
One-to four-family first mortgage	$5,062	18.0%	$4,430	18.4%	$3,255	16.8%	$2,883	16.0%	$1,944	19.1%
Home equity loans and lines	1,335	3.4	801	2.9	688	2.7	624	2.6	508	3.2
Commercial real estate	14,503	43.4	13,521	42.6	14,805	46.2	13,814	47.4	10,454	43.6
Construction and land	2,813	12.0	5,484	13.0	5,415	13.2	4,680	12.9	3,572	14.1
Multi-family residential	1,499	6.4	1,090	6.6	474	4.1	572	4.1	457	4.9
Commercial and industrial	7,138	15.7	6,861	15.4	6,166	15.7	6,024	15.6	3,520	13.3
Consumer	792	1.1	729	1.1	734	1.3	702	1.4	634	1.8
Total	$33,142	100.0%	$32,916	100.0%	$31,537	100.0%	$29,299	100.0%	$21,089	100.0%
The following table shows credit ratios at and for the periods indicated and each component of the ratio's calculation:

	For the Years Ended December 31,
	2025	2024	2023	2022	2021
Allowance for loan losses as a percentage of total loans outstanding	1.21%	1.21%	1.22%	1.21%	1.15%
Allowance for loan losses	$33,142	$32,916	$31,537	$29,299	$21,089
Total loans outstanding	$2,744,023	$2,718,185	$2,581,638	$2,430,750	$1,840,093

Nonaccrual loans as a percentage of total loans outstanding	1.24%	0.50%	0.34%	0.43%	0.72%
Total nonaccrual loans	$34,111	$13,582	$8,814	$10,513	$13,269
Total loans outstanding	$2,744,023	$2,718,185	$2,581,638	$2,430,750	$1,840,093

Allowance for loan losses as a percentage of nonaccrual loans	97.16%	242.35%	357.81%	278.69%	158.93%
Allowance for loan losses	$33,142	$32,916	$31,537	$29,299	$21,089
Total nonaccrual loans	$34,111	$13,582	$8,814	$10,513	$13,269

	For the Years Ended December 31,
	2025	2024	2023	2022	2021
Net charge-offs during period to average loans outstanding:
One-to four family residential loans	—%	—%	0.01%	(0.01)%	(0.04)%
Net charge-offs	$(3)	$4	$31	$(41)	$(131)
Average loans outstanding	$500,162	$458,984	$414,780	$367,570	$372,207

Net charge-offs during period to average loans outstanding:
Home equity loans and lines	0.04%	0.02%	0.01%	0.02%	0.03%
Net charge-offs	$36	$14	$6	$14	$19
Average loans outstanding	$83,034	$73,955	$66,428	$60,023	$62,957

Net charge-offs during period to average loans outstanding:
Commercial real estate	—%	—%	0.01%	(0.03)%	(0.17)%
Net charge-offs	$(21)	$—	$71	$(270)	$(1,337)
Average loans outstanding	$1,186,210	$1,203,114	$1,170,475	$1,024,610	$769,950

Net charge-offs during period to average loans outstanding:
Construction and land	(0.03)%	(0.04)%	—%	—%	0.03%
Net charge-offs	$(101)	$(123)	$—	$—	$63
Average loans outstanding	$342,867	$336,020	$328,218	$297,218	$241,725

Net charge-offs during period to average loans outstanding:
Multi-family residential	—%	0.01%	—%	—%	—%
Net charge-offs	$—	$12	$—	$—	$—
Average loans outstanding	$182,366	$134,664	$104,166	$97,753	$87,101

Net charge-offs during period to average loans outstanding:
Commercial and industrial	(0.12)%	(0.17)%	(0.02)%	(0.10)%	(0.08)%
Net charge-offs	$(510)	$(712)	$(75)	$(283)	$(286)
Average loans outstanding	$417,218	$414,362	$392,397	$294,459	$356,180

Net charge-offs during period to average loans outstanding:
Consumer	(1.02)%	(0.73)%	(0.40)%	(0.34)%	(0.12)%
Net charge-offs	$(309)	$(231)	$(136)	$(114)	$(41)
Average loans outstanding	$30,406	$31,570	$33,837	$33,334	$35,647

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
At December 31, 2025 and 2024, loans identified as individually evaluated for expected losses were $6.2 million and $5.0 million, respectively. Due to the adoption of ASC 326, total loans identified as impaired and individually evaluated at December 31, 2025 included $1.2 million of acquired loans, of which none were acquired with deteriorated credit quality. For more information on the adoption of ASC 326, refer to Note 2 of the Consolidated Financial Statements in Item 8.

The following tables provide a summary of loans individually evaluated for expected losses as of the dates indicated.

	December 31, 2025
(dollars in thousands)	Recorded Investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$2,304	$411	17.84%
Home equity loans and lines	—	—	—
Commercial real estate	2,162	362	16.74
Construction and land	520	—	—
Multi-family residential	603	136	22.55
Commercial and industrial	617	356	57.70
Consumer	—	—	—
Total	$6,206	$1,265	20.38%

	December 31, 2024
(dollars in thousands)	Recorded Investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$—	$—	—%
Home equity loans and lines	—	—	—
Commercial real estate	4,718	200	4.24
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	254	248	97.64
Consumer	—	—	—
Total	$4,972	$448	9.01%
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
At December 31, 2025 and 2024, we had a total of $61.1 million and $35.8 million, respectively, in loans classified as substandard. We had no assets classified as doubtful or loss at either date. For additional information, see Note 5 to the Consolidated Financial Statements in Item 8.
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
The following table sets forth the composition of the Company’s total nonperforming assets and troubled debt restructurings as of the dates indicated.

	December 31,
(dollars in thousands)	2025	2024	2023	2022	2021
Nonaccrual loans:
Real estate loans:
One- to four-family first mortgage	$6,531	$7,039	$1,600	$2,300	$3,575
Home equity loans and lines	531	279	208	34	38
Commercial real estate	9,011	3,304	5,203	6,945	8,431

	December 31,
(dollars in thousands)	2025	2024	2023	2022	2021
Construction and land	15,367	1,622	1,181	315	258
Multi-family residential	1,281	—	—	—	—
Other loans:
Commercial and industrial	1,344	1,311	331	378	763
Consumer	46	27	291	541	204
Total nonaccrual loans	34,111	13,582	8,814	10,513	13,269
Accruing loans 90 days or more past due	65	16	—	2	6
Total nonperforming loans	34,176	13,598	8,814	10,515	13,275
Foreclosed assets and ORE	1,929	2,010	1,575	461	1,189
Total nonperforming assets	36,105	15,608	10,389	10,976	14,464
Performing troubled debt restructurings(1)	—	—	—	6,205	4,963
Total nonperforming assets and troubled debt restructurings	$36,105	$15,608	$10,389	$17,181	$19,427
Nonperforming loans to total loans	1.25%	0.50%	0.34%	0.43%	0.72%
Nonperforming loans to total assets	0.98%	0.39%	0.27%	0.33%	0.45%
Nonaccrual loans to total loans	1.24%	0.50%	0.34%	0.43%	0.72%
Nonperforming assets to total assets	1.03%	0.45%	0.31%	0.34%	0.49%
Total loans outstanding	$2,744,023	$2,718,185	$2,581,638	$2,430,750	$1,840,093
Total assets outstanding	$3,492,626	$3,443,668	$3,320,122	$3,228,280	$2,938,244
(1)With the adoption of ASU 2022-02, effective January 1, 2023, TDR accounting has been eliminated.
Total nonperforming assets increased by $20.5 million, or 131.3%, to $36.1 million at December 31, 2025, compared to $15.6 million at December 31, 2024. The increase in NPAs during 2025 was primarily due to eight loan relationships totaling $21.5 million, which were put on nonaccrual during the year, partially offset by payoffs and paydowns. The ratio of nonperforming assets to total assets was 1.03% at December 31, 2025, compared to 0.45% at December 31, 2024.
As of December 31, 2025, total nonperforming loans were up $20.6 million, or 151.3%, from December 31, 2024. Foreclosed assets and Other real estate ("ORE") were down $81,000, or 4.0%, from December 31, 2024.

Investment Securities
The Company invests in securities pursuant to our Investment Policy, which has been approved by our Board of Directors. The Investment Policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate or credit risk and to provide and maintain liquidity. The Asset-Liability Committee (“ALCO”), comprised of the Chief Executive Officer, Chief Financial Officer, Chief Operations Officer, Chief Risk Officer, Chief Banking Officer, Chief Administrative Officer, Director of Financial Management and Director of Retail, monitors investment activity and ensures that investments are consistent with the Investment Policy. The Board of Directors of the Company reviews investment activity monthly.

The investment securities portfolio decreased by an aggregate of $11.3 million, or 2.8%, during 2025. Securities available for sale made up 99.7% of the investment securities portfolio as of December 31, 2025. The following table sets forth the amortized cost and market value of our investment securities portfolio as of the dates indicated.

	December 31,
	2025		2024		2023
(dollars in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Available for sale:
U.S. agency mortgage-backed	$284,749	$267,650	$291,351	$261,873	$314,569	$283,853
Collateralized mortgage obligations	61,185	60,327	73,931	71,389	82,764	79,262
Municipal bonds	53,018	48,147	53,458	45,829	53,891	46,674
U.S. government agency	11,441	11,003	18,079	17,128	19,151	18,049
Corporate bonds	4,491	4,321	6,985	6,573	6,982	6,088
Total available for sale	414,884	391,448	443,804	402,792	477,357	433,926
Held to maturity:
Municipal bonds	1,065	1,066	1,065	1,065	1,065	1,066
Total held to maturity	1,065	1,066	1,065	1,065	1,065	1,066
Total investment securities	$415,949	$392,514	$444,869	$403,857	$478,422	$434,992
The following table sets forth the fixed versus adjustable rate profile of the investment securities portfolio as of the dates indicated. All amounts are shown at amortized cost.

	December 31,
(dollars in thousands)	2025	2024	2023
Fixed rate:
Available for sale	$396,026	$420,577	$451,517
Held to maturity	1,065	1,065	1,065
Total fixed rate	397,091	421,642	452,582
Adjustable rate:
Available for sale	18,858	23,227	25,840
Total adjustable rate	18,858	23,227	25,840
Total investment securities	$415,949	$444,869	$478,422
The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities as of December 31, 2025. No tax-exempt yields have been adjusted to a tax-equivalent basis. All amounts are shown at amortized cost.

	Amounts as of December 31, 2025 which mature in:
(dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Through Ten Years	Over Ten Years	Total
Available for sale:
U.S. agency mortgage-backed	$23,388	$79,809	$67,641	$113,911	$284,749
Collateralized mortgage obligations	14,989	32,412	417	13,367	61,185
Municipal bonds	—	11,051	38,859	3,108	53,018
U.S. government agency	—	2,046	9,395	—	11,441
Corporate bonds	—	991	3,500	—	4,491
Total available for sale	38,377	126,309	119,812	130,386	414,884
Weighted average yield	2.60%	2.68%	2.46%	2.37%	2.51%

	Amounts as of December 31, 2025 which mature in:
(dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Through Ten Years	Over Ten Years	Total
Held to maturity:
Municipal bonds	1,065	—	—	—	1,065
Total held to maturity	1,065	—	—	—	1,065
Weighted average yield	4.00%	—%	—%	—%	4.00%
Total investment securities	$39,442	$126,309	$119,812	$130,386	$415,949
Weighted average yield	2.64%	2.68%	2.46%	2.37%	2.52%
The following table summarizes activity in the Company’s investment securities portfolio during 2025.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2024	$402,792	$1,065
Purchases	26,039	—
Principal maturities, prepayments and calls	(54,775)	—
Amortization of premiums and accretion of discounts	(184)	—
Increase in market value	17,576	—
Balance, December 31, 2025	$391,448	$1,065
As of December 31, 2025, the Company had a net unrealized loss on its available for sale investment securities portfolio of $23.4 million, compared to a net unrealized loss of $41.0 million as of December 31, 2024. Management has determined that the declines in the fair value of these securities were not attributable to credit losses. The Company has the intent and ability to hold the securities until maturity or until anticipated recovery.

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
Total deposits were $3.0 billion as of December 31, 2025, up $192.1 million, or 6.9%, compared to December 31, 2024. Certificates of deposits totaled $805.6 million as of December 31, 2025, up $71.7 million, or 9.8%, compared to December 31, 2024. The following table sets forth the composition of the Company’s deposits as of the dates indicated.

	December 31,		Increase/(Decrease)
(dollars in thousands)	2025	2024	Amount	Percent
Demand deposit	$792,951	$733,073	$59,878	8.2%
Savings	201,265	210,977	(9,712)	(4.6)
Money market	518,740	457,483	61,257	13.4
NOW	654,227	645,246	8,981	1.4
Certificates of deposit	805,623	733,917	71,706	9.8
Total deposits	$2,972,806	$2,780,696	$192,110	6.9%
The following table shows the daily average balances of deposits by type and weighted-average rate paid for the periods indicated.

	For the Years Ended December 31,
(dollars in thousands)	2025			2024			2023
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Noninterest-bearing demand deposits	$773,650			$747,640			$821,592
Interest-bearing deposits
Interest-bearing demand deposits	632,396	8,442	1.33%	625,005	8,008	1.28%	638,846	5,464	0.86%
Savings	205,431	1,114	0.54	219,880	1,209	0.55	265,850	1,079	0.41
Money market accounts	478,372	13,019	2.72	432,198	11,983	2.77	389,959	6,881	1.76
Certificates of deposit	793,858	30,802	3.88	704,981	31,580	4.48	465,710	14,080	3.02
Total interest-bearing deposits	2,110,057	53,377	2.53%	1,982,064	52,780	2.66%	1,760,365	27,504	1.56%
Total deposits	$2,883,707			$2,729,704			$2,581,957
The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) were $885.4 million at December 31, 2025 and $813.6 million at December 31, 2024. Certificates of deposit in the amount of $250,000 and over increased $28.5 million, or 12.5%, from $228.4 million at December 31, 2024 to $256.9 million at December 31, 2025. The following table details the remaining maturity of large-denomination certificates of deposit of $250,000 and over as of the dates indicated.

	December 31,
(dollars in thousands)	2025	2024	2023
3 months or less	$137,794	$134,885	$46,372
3 - 6 months	72,789	45,424	33,421
6 - 12 months	43,662	38,623	89,262
12 - 36 months	2,236	8,538	20,366
More than 36 months	381	922	1,312
Total certificates of deposit greater than $250,000	$256,862	$228,392	$190,733
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
The carrying value of subordinated debt was $54.7 million and $54.5 million at December 31, 2025 and December 31, 2024, respectively. The subordinated debt was recorded net of issuance costs, which is being amortized using the straight-line method over five years.

Other Borrowings
On March 12, 2023, the Federal Reserve Board created the Bank Term Funding Program ("BTFP"), which offers loans to banks with a term up to one year with no prepayment penalty. The loans are secured by pledging qualifying securities and are valued at par for collateral purposes. The Bank participated in the BTFP during 2024 and paid off the loan before December 31, 2024. The average balance of other borrowings, which included the BTFP loan in 2024 was $4.3 million during 2025, down $124.4 million from 2024.
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
The Company had no short-term FHLB advances as of December 31, 2025, down $137.2 million, or 100.0%, compared to $137.2 million as of December 31, 2024. Long-term FHLB advances totaled $3.0 million as of December 31, 2025, down $35.3 million, or 92.1%, compared to $38.3 million as of December 31, 2024.
Average FHLB advances were $83.7 million during 2025, up $26.7 million, or 46.9%, from 2024.
Shareholders’ Equity
Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. At December 31, 2025, shareholders’ equity totaled $435.1 million, up $39.0 million, or 9.8%, compared to $396.1 million at December 31, 2024. The increase was primarily due to the Company’s earnings for the year ended December 31, 2025 and a reduction in accumulated other comprehensive loss, partially offset by shareholders' dividends and repurchases of shares of the Company's common stock.

RESULTS OF OPERATIONS
Net income in 2025 was $46.1 million, up $9.6 million, or 26.5%, compared to 2024. Diluted earnings per share ("EPS") for 2025 was $5.87, up $1.32, or 29.0%, from 2024. For the year ended December 31, 2025, the Company provisioned $1.1 million to the allowance for loan losses compared to a provision of $2.4 million for the year ended December 31, 2024.
Net income in 2024 was $36.4 million, down $3.8 million, or 9.5%, compared to 2023. Diluted EPS for 2024 was $4.55, down $0.44, or 8.8% from 2023. For the year ended December 31, 2024, the Company provisioned $2.4 million to the allowance for loan losses compared to a provision of $2.3 million for the year ended December 31, 2023.
Net Interest Income
Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s net interest spread was 3.20%, 2.84% and 3.20% for the years ended December 31, 2025, 2024, and 2023, respectively.
Net interest income totaled $133.3 million in 2025, up $13.0 million, or 10.8%, compared to $120.3 million in 2024. The increase was primarily due to a decline in cost of interest-bearing liabilities and an increase in average yield earned on interest-earning assets. Total interest expense decreased $4.0 million, or 6.2%, in 2025 compared to 2024 primarily related to the absence of interest expense associated with the BTFP loan, which paid off in 2024, partially offset by an increase in FHLB borrowing interest during 2025. The average cost of total interest-bearing deposits decreased by 13 basis points to 2.53% in 2025.
In 2024, net interest income totaled $120.3 million, down $430,000, or 0.4%, compared to $120.7 million in 2023. The decrease in net interest income for 2024 compared to 2023 was primarily due to the cost and increase in average interest-bearing liabilities outpacing the yield and increase in average interest-earning assets. Total interest expense increased $21.5 million, or 50.1%, in 2024 compared to 2023 primarily related to higher deposit costs during 2024 compared to 2023. The average cost of total interest-bearing deposits in 2024 totaled 2.66%, up 110 basis points from 2023.

The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.03%, 3.71%, and 3.89% during the years ended December 31, 2025, 2024, and 2023, respectively.
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

	For the Years Ended December 31,
(dollars in thousands)	2025			2024			2023
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans receivable(1)	$2,742,263	$179,474	6.47%	$2,652,669	$170,255	6.33%	$2,510,301	$149,338	5.88%
Investment securities(TE)
Taxable	405,677	10,006	2.47	443,523	10,618	2.39	485,201	11,537	2.38
Tax-exempt	16,073	288	2.27	16,262	290	2.26	19,322	367	2.41
Total investment securities	421,750	10,294	2.46	459,785	10,908	2.39	504,523	11,904	2.38
Other interest-earning assets	97,720	4,004	4.10	71,498	3,604	5.04	54,323	2,421	4.46
Total interest-earning assets(TE)	3,261,733	193,772	5.88	3,183,952	184,767	5.74	3,069,147	163,663	5.28
Noninterest-earning assets	211,709			202,769			193,673
Total assets	$3,473,442			$3,386,721			$3,262,820
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,316,199	$22,575	1.72%	$1,277,083	$21,200	1.66%	$1,294,655	$13,424	1.04%
Certificates of deposit	793,858	30,802	3.88	704,981	31,580	4.48	465,710	14,080	3.02
Total interest-bearing deposits	2,110,057	53,377	2.53	1,982,064	52,780	2.66	1,760,365	27,504	1.56
Other borrowings	4,348	168	3.86	128,699	6,094	4.74	5,567	214	3.84
Subordinated debt	54,567	3,379	6.19	54,348	3,381	6.22	54,128	3,390	6.26
FHLB advances	83,681	3,594	4.24	56,956	2,250	3.92	243,513	11,863	4.81
Total interest-bearing liabilities	2,252,653	60,518	2.68	2,222,067	64,505	2.90	2,063,573	42,971	2.08
Noninterest-bearing liabilities	807,132			783,458			851,942
Total liabilities	3,059,785			3,005,525			2,915,515
Shareholders’ equity	413,657			381,196			347,305
Total liabilities and shareholders’ equity	$3,473,442			$3,386,721			$3,262,820
Net interest-earning assets	$1,009,080			$961,885			$1,005,574
Net interest income; net interest spread(TE)		$133,254	3.20%		$120,262	2.84%		$120,692	3.20%
Net interest margin(TE)			4.03%			3.71%			3.89%
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

	2025 Compared to 2024 Change Attributable To			2024 Compared to 2023 Change Attributable To
(dollars in thousands)	Rate	Volume	Total Increase (Decrease)	Rate	Volume	Total Increase (Decrease)
Interest income:
Loans receivable	$4,378	$4,841	$9,219	$10,851	$10,066	$20,917
Investment securities	(153)	(461)	(614)	(359)	(637)	(996)
Other interest-earning assets	(51)	451	400	535	648	1,183
Total interest income	4,174	4,831	9,005	11,027	10,077	21,104
Interest expense:
Savings, checking and money market accounts	537	838	1,375	4,719	3,057	7,776
Certificates of deposit	(1,423)	645	(778)	8,693	8,807	17,500
Other borrowings	(2,363)	(3,563)	(5,926)	2,350	3,530	5,880
Subordinated debt	(5)	3	(2)	(9)	—	(9)
FHLB advances	429	915	1,344	(3,570)	(6,043)	(9,613)
Total interest expense	(2,825)	(1,162)	(3,987)	12,183	9,351	21,534
Increase (decrease) in net interest income	$6,999	$5,993	$12,992	$(1,156)	$726	$(430)
Interest income includes interest income earned on earning assets as well as applicable loan fees earned. Interest income that would have been earned on nonaccrual loans had they been on accrual status is not included in the data reported above.
Provision for Loan Losses
For the year ended December 31, 2025, the Company provisioned $1.1 million to the allowance for loan losses compared to a provision of $2.4 million and $2.3 million for 2024 and 2023, respectively. The provision for loan losses during 2025 reflected our assessment of the change in expected losses due primarily to loan growth during the year.
Net charge-offs were $908,000 for 2025, compared to net charge-offs of $1.0 million and $103,000 for 2024 and 2023, respectively. Net loan charge-offs for 2025 were primarily attributable to commercial and industrial, consumer, and construction and land loans. Net loan charge-offs during 2024 were primarily attributable to commercial and industrial, consumer, and construction and land loans.
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Allowance for Credit Losses" provides additional information on the changes in the ALL and ACL.

Noninterest Income
The following table illustrates the primary components of noninterest income for the years indicated.

(dollars in thousands)	2025	2024	2025 vs 2024 Percent Increase (Decrease)	2023	2024 vs 2023 Percent Increase (Decrease)
Noninterest income:
Service fees and charges	$5,500	$5,118	7.5%	$4,992	2.5%
Bank card fees	6,598	6,525	1.1	7,051	(7.5)
Gain on sale of loans, net	860	470	83.0	816	(42.4)
Income from bank-owned life insurance	1,136	1,100	3.3	1,045	5.3
Loss on sale of securities, net	—	—	—	(249)	(100.0)
Gain (loss) on sale of assets, net	3	33	(90.9)	(27)	(222.2)
Other income	1,364	1,379	(1.1)	1,008	36.8
Total noninterest income	$15,461	$14,625	5.7%	$14,636	(0.1)%
2025 compared to 2024
Noninterest income for 2025 totaled $15.5 million, up $836,000, or 5.7%, compared to 2024. Gain on sale of loans for 2025 increased $390,000, or 83.0%, compared to 2024, primarily due to an increase in sales of SBA loans in 2025 compared to 2024.
Service fees and charges for 2025 increased $382,000, or 7.5%, compared to 2024, primarily due to an increase in service fees on deposit accounts in 2025 compared to 2024.
Bank card fees for 2025 increased $73,000, or 1.1%, compared to 2024, primarily due to an increase in credit card fees in 2025 compared to 2024.
2024 compared to 2023
Noninterest income for 2024 totaled $14.6 million, down $11,000, or 0.1%, compared to 2023. Income from bank card fees for 2024 was down $526,000, or 7.5%, from 2023, primarily due to to decreased transaction activity by our cardholders.
Gain on sale of loans for 2024 decreased $346,000, or 42.4%, compared to 2023, primarily due to less sales of SBA loans in 2024 compared to 2023.
Other income for 2024 increased $371,000, or 36.8%, compared to 2023 primarily due to derivative fee income and an increase in Small Business Investment Company ("SBIC") income.
Noninterest Expense
The following table illustrates the primary components of noninterest expense for the years indicated.

(dollars in thousands)	2025	2024	2025 vs 2024 Percent Increase (Decrease)	2023	2024 vs 2023 Percent Increase (Decrease)
Noninterest expense:
Compensation and benefits	$53,479	$51,330	4.2%	$48,933	4.9%
Occupancy	10,024	10,131	(1.1)	9,674	4.7
Marketing and advertising	1,965	2,000	(1.8)	2,146	(6.8)
Data processing and communication	10,374	10,241	1.3	9,372	9.3
Professional services	1,608	1,922	(16.3)	1,690	13.7
Forms, printing and supplies	802	794	1.0	781	1.7
Franchise and shares tax	1,868	1,863	0.3	1,755	6.2
Regulatory fees	1,908	1,954	(2.4)	2,040	(4.2)
Foreclosed assets, net	1,077	341	215.8	(547)	162.3

Amortization of acquisition intangible	1,087	1,328	(18.1)	1,601	(17.1)
(Reversal) provision for credit losses on unfunded commitments	(1,075)	106	(1,114.2)	501	(78.8)
Other expenses	6,446	5,279	22.1	4,895	7.8
Total noninterest expense	$89,563	$87,289	2.6%	$82,841	5.4%
2025 compared to 2024
Noninterest expense for 2025 totaled $89.6 million, up $2.3 million, or 2.6%, from 2024.
Compensation and benefits expense for 2025 was up $2.1 million, or 4.2%, compared to 2024, primarily due to increased salaries and compensation expense.
Other expenses for 2025 were up $1.2 million, or 22.1%, compared to 2024, primarily due to a write-off of an acquired SBA accounts receivable for guarantees in 2025.
Foreclosed assets, net for 2025 was up $736,000, or 215.8%, compared to 2024, primarily due to increased write-offs of foreclosed assets and related expenses in 2025.
In 2025, the Company recorded a $1.1 million reversal of provision for credit losses on unfunded commitments, compared to a $106,000 provision in 2024, primarily due to lower unfunded commitment levels and lower funding rate estimates based on observed historical funding in 2025.
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
Occupancy expense for 2024 was up $457,000, or 4.7%, compared to 2023, primarily due to an additional lease in our Houston market.
In 2024, the Company recorded a $341,000 expenses related to foreclosed assets, compared to a $547,000 reversal in 2023, primarily due to a $769,000 recovery of a previous loss on a foreclosed asset.
Provision for credit losses on unfunded commitments decreased $395,000, or 78.8%, compared to 2023, primarily due to a decrease in funding commitments.
Income Taxes
For the years ended December 31, 2025, 2024 and 2023, the Company incurred income tax expense of $12.0 million, $8.8 million and $9.9 million, respectively. The Company’s effective tax rate was 20.6%, 19.4%, and 19.8% for 2025, 2024 and 2023, respectively.
The Company's effective tax rate in 2025 increased compared to 2024 due to variances in items that are non-taxable or non-deductible. The Company's effective tax rate in 2024 decreased compared to 2023 due to variances in items that are non-taxable or non-deductible. See Note 15 to the Consolidated Financial Statements in Item 8 for additional information concerning our income taxes.
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

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At December 31, 2025, certificates of deposit maturing within the next 12 months totaled $781.2 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.
In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years, we have utilized borrowings as a cost efficient addition to deposits as a source of funds. Our borrowings consist of advances from the FHLB, of which we are a member. Under terms of the collateral agreement with the FHLB, we may pledge residential mortgage loans and mortgage-backed securities as well as our stock in the FHLB as collateral for such advances. For the year ended December 31, 2025, the average balance of our outstanding FHLB advances was $83.7 million. At December 31, 2025, we had $3.0 million in outstanding FHLB advances and $1.3 billion in additional FHLB advances available to us.
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
Our interest rate sensitivity is also monitored by management through the use of models which generate estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of December 31, 2025.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	7.1
+100	3.6
-100	(4.1)
-200	(8.3)
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
In addition to the strategies above, on occasion the Company has entered into certain interest rate swap agreements as part of its interest rate risk management strategy. The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements. During 2025 and 2024, such derivatives were used to hedge the variable cost associated with existing variable rate liabilities. Refer to Note 14. Derivatives and Hedging Activities of the Consolidated Financial Statements in Item 8 for more information on the effects of the derivative financial instruments on the consolidated financial statements.
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

	Contract Amount
(dollars in thousands)	2025	2024
Standby letters of credit	$8,724	$6,502
Available portion of lines of credit	498,442	488,930
Undisbursed portion of loans in process	69,223	76,424
Commitments to originate loans	165,251	161,482
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
The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and the undisbursed portion of construction loans as of December 31, 2025.

(dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Unused commercial lines of credit	$164,393	$157,607	$13,672	$4,654	$340,326
Unused personal lines of credit	55,526	19,446	6,270	76,874	158,116
Undisbursed portion of loans in process	40,705	28,012	506	—	69,223
Standby letters of credit	7,909	815	—	—	8,724
Commitments to originate loans	153,496	11,755	—	—	165,251
Total	$422,029	$217,635	$20,448	$81,528	$741,640

The Company has utilized leasing arrangements to support the ongoing activities of the Company. The required payments under such commitments and other contractual cash commitments as of December 31, 2025 are shown in the following table.

(dollars in thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Operating leases	$1,303	$1,249	$1,159	$1,150	$1,126	$9,034	$15,021
Certificates of deposit	781,236	15,006	4,046	2,732	1,580	1,023	805,623
Subordinated debt	—	—	—	—	—	55,000	55,000
Long-term FHLB advances	3,024	—	—	—	—	—	3,024
Total	$785,563	$16,255	$5,205	$3,882	$2,706	$65,057	$878,668

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
Lafayette, Louisiana
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of Home Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively, the consolidated financial statements). We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
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
“Wipfli" is the brand name under which Wipfli LLP and Wipfli Advisory LLC and its respective subsidiary entities provide professional services. Wipfli LLP and Wipfli Advisory LLC (and its respective subsidiary entities) practice in an alternative practice structure in accordance with the AICPA Code of Professional Conduct and applicable law, regulations, and professional standards. Wipfli LLP is a licensed independent CPA firm that provides attest services to its clients, and Wipfli Advisory LLC provides tax and business consulting services to its clients. Wipfli Advisory LLC and its subsidiary entities are not licensed CPA firms."

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
Estimate of the allowance for loan losses – reserves related to collectively evaluated loans
As described in Notes 2 and 5 to the consolidated financial statements, the Company’s allowance for loan losses (“ALL”) totaled $33.1 million of which $31.9 million relates to collectively evaluated loans (“general reserves”). The Company has identified loan pools with similar risk characteristics. The Company estimated the general reserves for all loan pools using the discounted cash flow method, except for general reserves for the credit card portfolio which were estimated using the remaining life method.
The discounted cash flow method utilizes loan-level term information (including maturity date, payment amount, and interest rate) and certain assumptions by management (including default rates, prepayment speeds, and curtailment rates) to estimate the expected future discounted cash flows for the full life of each loan pool. The results of the discounted cash flow calculations are aggregated by pool to produce the net present value of each loan pool. The net present value of each loan pool is used to calculate the ALL reserve based on the book balance of the pool. The reserves are then adjusted for certain qualitative factors related to current conditions in addition to adjustments for reasonable and supportable forecasts for future periods to arrive at general reserves.
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
“Wipfli" is the brand name under which Wipfli LLP and Wipfli Advisory LLC and its respective subsidiary entities provide professional services. Wipfli LLP and Wipfli Advisory LLC (and its respective subsidiary entities) practice in an alternative practice structure in accordance with the AICPA Code of Professional Conduct and applicable law, regulations, and professional standards. Wipfli LLP is a licensed independent CPA firm that provides attest services to its clients, and Wipfli Advisory LLC provides tax and business consulting services to its clients. Wipfli Advisory LLC and its subsidiary entities are not licensed CPA firms."

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
The primary audit procedures we performed to address this critical audit matter included:

•We evaluated the design and tested the operating effectiveness of relevant controls relating to the Company’s ALL calculation, including controls over the segmentation of the loan portfolio, the completeness and accuracy of data used in the calculation, the periods and assumptions used in the calculation, the determination of qualitative factors including reasonable and supportable forecasts, and the precision of management’s review and approval of the calculation and resulting estimate.
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

Atlanta, Georgia
March 6, 2026

“Wipfli" is the brand name under which Wipfli LLP and Wipfli Advisory LLC and its respective subsidiary entities provide professional services. Wipfli LLP and Wipfli Advisory LLC (and its respective subsidiary entities) practice in an alternative practice structure in accordance with the AICPA Code of Professional Conduct and applicable law, regulations, and professional standards. Wipfli LLP is a licensed independent CPA firm that provides attest services to its clients, and Wipfli Advisory LLC provides tax and business consulting services to its clients. Wipfli Advisory LLC and its subsidiary entities are not licensed CPA firms."

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(dollars in thousands)	2025	2024
Assets
Cash and cash equivalents	$141,605	$98,548
Investment securities available for sale, at fair value (amortized cost $414,884 and $443,804, respectively)	391,448	402,792
Investment securities held to maturity (fair values of $1,066 and $1,065, respectively)	1,065	1,065
Mortgage loans held for sale	1,558	832
Loans, net of unearned income	2,744,023	2,718,185
Allowance for loan losses	(33,142)	(32,916)
Total loans, net of unearned income and allowance for loan losses	2,710,881	2,685,269
Office properties and equipment, net	48,995	42,324
Cash surrender value of bank-owned life insurance	49,557	48,421
Goodwill and core deposit intangibles	83,957	85,044
Accrued interest receivable and other assets	63,560	79,373
Total Assets	$3,492,626	$3,443,668
Liabilities
Deposits:
Noninterest-bearing	$792,951	$733,073
Interest-bearing	2,179,855	2,047,623
Total deposits	2,972,806	2,780,696
Other borrowings	—	5,539
Subordinated debt, net of unamortized issuance cost	54,675	54,459
Short-term Federal Home Loan Bank advances	—	137,220
Long-term Federal Home Loan Bank advances	3,024	38,326
Accrued interest payable and other liabilities	27,027	31,340
Total Liabilities	3,057,532	3,047,580
Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 7,831,342 and 8,091,522 shares issued and outstanding, respectively	78	81
Additional paid-in capital	168,963	168,138
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(982)	(1,339)
Retained earnings	284,834	259,190
Accumulated other comprehensive loss	(17,799)	(29,982)
Total Shareholders’ Equity	435,094	396,088
Total Liabilities and Shareholders’ Equity	$3,492,626	$3,443,668

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(dollars in thousands except per share data)	2025	2024	2023
Interest Income
Loans, including fees	$179,474	$170,255	$149,338
Investment securities:
Taxable interest	10,006	10,618	11,537
Tax-exempt interest	288	290	367
Other investments and deposits	4,004	3,604	2,421
Total interest income	193,772	184,767	163,663
Interest Expense
Deposits	53,377	52,780	27,504
Other borrowings expense	168	6,094	214
Subordinated debt expense	3,379	3,381	3,390
Short-term Federal Home Loan Bank advances	3,078	963	10,727
Long-term Federal Home Loan Bank advances	516	1,287	1,136
Total interest expense	60,518	64,505	42,971
Net interest income	133,254	120,262	120,692
Provision for loan losses	1,134	2,415	2,341
Net interest income after provision for loan losses	132,120	117,847	118,351
Noninterest Income
Service fees and charges	5,500	5,118	4,992
Bank card fees	6,598	6,525	7,051
Gain on sale of loans, net	860	470	816
Income from bank-owned life insurance	1,136	1,100	1,045
Loss on sale of securities, net	—	—	(249)
Gain (loss) on sale of assets, net	3	33	(27)
Other income	1,364	1,379	1,008
Total noninterest income	15,461	14,625	14,636
Noninterest Expense
Compensation and benefits	53,479	51,330	48,933
Occupancy	10,024	10,131	9,674
Marketing and advertising	1,965	2,000	2,146
Data processing and communication	10,374	10,241	9,372
Professional services	1,608	1,922	1,690
Forms, printing and supplies	802	794	781
Franchise and shares tax	1,868	1,863	1,755
Regulatory fees	1,908	1,954	2,040
Foreclosed assets, net	1,077	341	(547)
Amortization of acquisition intangible	1,087	1,328	1,601
(Reversal) provision for credit losses on unfunded commitments	(1,075)	106	501
Other expenses	6,446	5,279	4,895
Total noninterest expense	89,563	87,289	82,841
Income before income tax expense	58,018	45,183	50,146
Income tax expense	11,956	8,756	9,906
Net Income	$46,062	$36,427	$40,240
Earnings per share:
Basic	$5.93	$4.58	$5.02
Diluted	$5.87	$4.55	$4.99
Cash dividends declared per common share	$1.14	$1.01	$1.00

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Net Income	$46,062	$36,427	$40,240
Other Comprehensive Income
Unrealized gains on available for sale investment securities	17,576	2,419	11,088
Unrealized losses on cash flow hedges	(2,155)	(646)	(1,307)
Reclassification adjustment for losses included in net income	—	—	249
Tax effect	(3,238)	(373)	(2,105)
Other comprehensive income, net of taxes	12,183	1,400	7,925
Comprehensive Income	$58,245	$37,827	$48,165

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2022	$83	$164,942	$(2,053)	$(7)	$206,296	$(39,307)	$329,954
Net income					40,240		40,240
Other comprehensive income						7,925	7,925
Purchase of Company’s common stock at cost, 164,272 shares	(2)	(1,642)			(3,615)		(5,259)
Cash dividends declared, $1.00 per share					(8,222)		(8,222)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 31,419 shares	—	409			(80)		329
Exercise of stock options	—	102					102
RRP shares released for allocation		(6)		6			—
ESOP shares released for allocation		1,111	357				1,468
Share-based compensation cost		907					907
Balance, December 31, 2023	$81	$165,823	$(1,696)	$(1)	$234,619	$(31,382)	$367,444
Net income					36,427		36,427
Other comprehensive income						1,400	1,400
Purchase of Company’s common stock at cost, 124,634 shares	(1)	(1,245)			(3,528)		(4,774)
Cash dividends declared, $1.01 per share					(8,189)		(8,189)
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 54,475 shares	1	1,024			(139)		886
Exercise of stock options	—	130					130
RRP shares released for allocation		(1)		1			—
ESOP shares released for allocation		1,286	357				1,643
Share-based compensation cost		1,121					1,121
Balance, December 31, 2024	$81	$168,138	$(1,339)	$—	$259,190	$(29,982)	$396,088
Net income					46,062		46,062
Other comprehensive income						12,183	12,183
Purchase of Company’s common stock at cost, 321,590 shares	(3)	(3,213)			(11,139)		(14,355)
Cash dividends declared, $1.14 per share					(8,988)		(8,988)
Common stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 58,760 shares	—	931			(291)		640
Exercise of stock options	—	87					87
ESOP shares released for allocation		1,623	357				1,980
Share-based compensation cost		1,397					1,397
Balance, December 31, 2025	$78	$168,963	$(982)	$—	$284,834	$(17,799)	$435,094

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Cash flows from operating activities, net of effects of acquisitions:
Net income	$46,062	$36,427	$40,240
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,134	2,415	2,341
(Reversal) provision for unfunded commitments	(1,075)	106	501
Depreciation	3,311	3,498	3,571
Amortization and accretion of purchase accounting valuations and intangibles	2,395	3,073	3,682
Losses on equity investments	182	—	—
Federal Home Loan Bank stock dividends	(370)	(497)	(607)
Net amortization of premium on investments	184	281	374
Amortization of subordinated debt issuance cost	216	218	228
Loss on sale of securities, net	—	—	249
Gain on sale of loans, net	(860)	(470)	(816)
(Gain) loss on sale of assets, net	(3)	(33)	27
Proceeds, including principal payments, from loans held for sale	72,572	48,373	16,540
Originations of loans held for sale	(72,747)	(48,488)	(16,638)
Non-cash compensation	3,377	2,764	2,375
Deferred income tax benefit	(123)	(44)	(33)
Decrease (increase) in accrued interest receivable and other assets	4,627	527	(8,023)
Increase in cash surrender value of bank-owned life insurance	(1,136)	(1,100)	(1,045)
(Decrease) increase in accrued interest payable and other liabilities	(3,238)	1,681	(1,610)
Net cash provided by operating activities	54,508	48,731	41,356
Cash flows from investing activities, net of effects of acquisitions:
Purchases of securities available for sale	(26,039)	(10,507)	—
Proceeds from maturities, prepayments and calls on securities available for sale	54,775	43,779	49,554
Proceeds from sales on securities available for sale	—	—	13,762
Increase in loans, net	(30,659)	(141,753)	(154,666)
Decrease in interest-bearing deposits in banks	—	99	250
Proceeds from sale of foreclosed assets	2,620	2,159	809
Purchases of office properties and equipment	(10,166)	(4,057)	(2,022)
Proceeds from sale of office properties and equipment	187	248	4
Purchase of Federal Home Loan Bank stock	(1,582)	(4,409)	(5,215)
Proceeds from redemption of Federal Home Loan Bank stock	7,987	7,335	3,269
Net cash used in investing activities	(2,877)	(107,106)	(94,255)
Cash flows from financing activities, net of effects of acquisitions:
Increase in deposits, net	192,103	110,208	37,883
Borrowings on Federal Home Loan Bank advances	3,598,901	1,072,850	17,420,575
Repayments of Federal Home Loan Bank advances	(3,771,423)	(1,090,019)	(17,404,079)
Repayments of other borrowings	(5,539)	—	—
Proceeds from exercise of stock options	87	130	102
Issuance of stock under incentive plans	640	886	329
Dividends paid to shareholders	(8,988)	(8,189)	(8,222)
Purchase of Company’s common stock	(14,355)	(4,774)	(5,259)
Net cash (used in) provided by financing activities	(8,574)	81,092	41,329
Net change in cash and cash equivalents	43,057	22,717	(11,570)
Cash and cash equivalents at beginning of year	98,548	75,831	87,401
Cash and cash equivalents at end of year	$141,605	$98,548	$75,831

Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$61,640	$62,099	$41,884
Income taxes paid	13,370	6,491	12,630
Noncash investing and financing activities:
Loans transferred to ORE, net of charge offs	2,922	2,396	1,793
Recognition of new operating leases	—	177	3,321
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Home Bancorp, Inc., a Louisiana corporation (the “Company”), is the parent holding company for Home Bank, N.A. (the "Bank"). The Bank is a national bank and wholly owned subsidiary of the Company. The Company and Bank are headquartered in Lafayette, Louisiana. As of December 31, 2025, the Company was a bank holding company. The Bank established HB Investment Fund I, LLC and HB Investment Fund II, LLC, as wholly-owned subsidiaries of the Bank to invest in New Markets Tax Credits (“NMTC”) and Federal Tax Credits ("FTC") in our market areas. HB Investment Fund I, LLC was dissolved in October 2025 due to the conclusion of the NMTC compliance period for this subsidiary.
In 2010, the Bank expanded into the Northshore (of Lake Pontchartrain) region through a Federal Deposit Insurance Corporation (“FDIC”) assisted acquisition of certain assets and liabilities of the former Statewide Bank. In July 2011, the Bank expanded into the Greater New Orleans region through its acquisition of GS Financial Corporation, the former holding company of Guaranty Savings Bank. In February 2014, the Bank expanded into west Mississippi through its acquisition of Britton & Koontz Capital Corporation, the holding company for Britton & Koontz Bank, N.A. of Natchez, Mississippi. In September 2015, the Bank expanded its presence in the Greater New Orleans region through the acquisition of Louisiana Bancorp, Inc., the former holding company of Bank of New Orleans of Metairie, Louisiana. In December 2017, the Bank expanded its presence in the Acadiana market through the acquisition of St. Martin Bancshares (“SMB”), the former holding company of St. Martin Bank & Trust Company of St. Martinville, Louisiana. In March 2022, the Bank expanded into the Houston, Texas region through the acquisition of Friendswood Capital Corporation ("Friendswood"), the former holding company of Texan Bank, N.A. ("Texan Bank") of Houston, Texas. As of December 31, 2025, the Bank conducted business from 43 banking offices in the Acadiana, Northshore, Baton Rouge, Greater New Orleans, Natchez and Houston regions of south Louisiana, west Mississippi, and east Texas.
The Bank is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and investment securities. The Bank’s principal sources of funds are customer deposits, repayments of loans, repayments of investments and funds borrowed from outside sources such as the Federal Home Loan Bank (“FHLB”) of Dallas. The Bank derives its income principally from interest earned on loans and investment securities and, to a lesser extent, from fees received in connection with the origination of loans, service charges on deposit accounts and for other services. The Bank’s primary expenses are general operating expenses and interest expense on deposits and borrowings. Management considers all of our operations to be aggregated in one reportable operating segment. For additional information regarding segment reporting, see Note 2. Summary of Significant Accounting Policies.
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
The Bank may be required to maintain cash reserves with the Federal Reserve Bank. The requirement is dependent upon the Bank’s cash on hand or noninterest-bearing balances. There was no reserve requirement as of December 31, 2025 or 2024.
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
Investment securities that are acquired with the intention of being resold in the near term are classified as trading securities under ASC 320 and are carried at fair value, with unrealized holding gains and losses recognized in current earnings. The Company did not hold any securities for trading purposes at, or during the years ended, December 31, 2025 or 2024.
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
For financial reporting purposes, the Company classifies a portion of its loans as “Mortgage loans held for sale”. Included in this category are loans which the Company has the current intent to sell and loans which are available to be sold in the event that the Company determines that loans should be sold to support the Company’s investment and liquidity objectives, as well as to support its overall asset and liability management strategies. Loans included in this category for which the Company has the current intention to sell are recorded at the lower of aggregate cost or fair value. As of December 31, 2025 and 2024, the Company had $1,558,000 and $832,000, respectively, in loans classified as “Mortgage loans held for sale.”
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
Under ASC 326, the allowance for credit losses ("ACL") is measured on a pool basis when similar risk characteristics exist and is maintained at an amount which management believes is a current estimate of the expected credit losses for the full life of the relevant pool of loans and related unfunded lending commitments. The Company applies the practical expedient that permits the exclusion of the accrued interest receivable balance from amortized cost basis of financing receivables when measuring credit losses under ASC 326. The Company's ACL calculation estimates loan losses using the discounted cash flow method for all loan pools, except for the Company's credit card portfolio. As of December 31, 2025 and 2024, the Company had $6,882,000 and $5,907,000, respectively, in loans classified as credit cards, which are are included in the consumer loan pool. See Note 5. Expected losses are calculated using relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of future cash flows. Loan losses for the credit card portfolio are estimated using the remaining life method due to the limited complexity and size of this portfolio. The discounted cash flow analysis uses loan-level term information (e.g., maturity date, payment amount, interest rate, etc.) and pool-level assumptions (e.g., default rates, prepayment speeds, etc.) to produce expected future cash flows for the full life of every loan in the pool. The expected future cash flows are discounted and results are then aggregated to produce a net present value of the pool and ultimately the ACL requirement for the pool. The remaining life method applies a loss rate to a given pool of loans over the estimated remaining life of the given pool. The remaining life of the pool is based on historical data. The loss rates computed for each pool and expected pool-level funding rates are applied to the related unfunded lending commitments to calculate an ACL on unfunded amounts. For each pool of loans and the unfunded lending commitments, management also evaluates and applies qualitative adjustments to the calculated ACL based on several factors, including, but not limited to, changes in current and expected future economic conditions, changes in industry experience and loan concentrations, changes in the volume and severity of nonperforming assets, changes in lending policies and personnel and changes in the competitive and regulatory environment of the banking industry.

Loans that do not share similar risk characteristics are individually evaluated and are excluded from the pooled loan analysis. Individually analyzed loans generally include larger (i.e., credit relationships with balances of $500,000 or greater) commercial real estate loans, multi-family residential loans, construction and land loans, commercial and industrial loans and other loans as deemed appropriate by management for which it is probable that all amounts due under the contractual terms of the loan will not be collected. The ACL for loans that are individually evaluated is based on a comparison of the recorded investment in the loan with either the expected cash flows discounted using the loan’s original effective interest rate, observable market price for the loan or the estimated fair value of the collateral underlying certain collateral-dependent loans.
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

Operating Leases
In accordance with ASC 842, Leases, the Company recognizes lease assets and liabilities for both operating and capital leases. For lessees, lease assets represent the right-of-use ("ROU") leased assets for the relevant lease term and lease liabilities that represent the obligation to make lease payments. The Company has made an accounting policy election not to recognize short-term lease assets and liabilities (less than a 12 month term) or immaterial equipment leases in its balance sheets; instead, the Company recognizes the lease expense on a straight-line basis over the life of the lease. At December 31, 2025 and 2024, the Company's right-of-use assets, net of amortization, were $9,059,000 and $10,280,000, respectively. The Company's lease liabilities were $9,582,000 and $10,737,000 at December 31, 2025 and 2024, respectively. The Company reports its right-of-use assets and liabilities within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, on the Consolidated Statements of Financial Condition. The ROU asset and lease liability are recognized at lease commencement based on the present value of the remaining lease payments, considering a discount rate that represents the Company's incremental borrowing rate. Operating lease expense is recognized on a straight-line basis over the lease term and is recognized in occupancy expense Consolidated Statements of Income. See Note 7 for additional information and disclosures on operating leases.
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
The Company recognizes the rights to service Small Business Association ("SBA") sold guaranteed portion of loans as a separate asset, which is recorded in other assets in the Consolidated Statements of Financial Condition, when servicing is contractually separated from the underlying loan by sale with servicing rights retained. The servicing asset is recorded at fair value at the time of sale for the right to service the portion sold. The Company periodically assesses SBA servicing rights for impairment based on the fair value of such rights. To the extent that temporary impairment exists, write-downs are recognized in current earnings as an adjustment to the corresponding valuation allowance. Permanent impairment is recognized through a write-down of the asset with a corresponding reduction in the valuation allowance. Capitalized servicing rights are amortized in proportion to, and over the period of, estimated net servicing income.
Foreclosed Assets and ORE
Foreclosed assets and other real estate ("ORE") includes real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets are recorded at fair value less estimated selling costs at the date acquired or upon receiving new property valuations. Write-downs from cost to fair value at the date of foreclosure are charged against the allowance for credit losses. ORE is recorded at the lower of its net book value or fair value at the date of transfer to ORE. Costs relating to the development and improvement of foreclosed assets and ORE are capitalized, and costs relating to holding and maintaining foreclosed assets and ORE are expensed. Valuations are performed periodically and a charge to operations is recorded if the carrying value of a property exceeds its fair value less selling costs. Generally, the Company appraises foreclosed assets and ORE at the time of foreclosure or transfer to ORE and at least every 12 months following the foreclosure or transfer to ORE. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Financed sales of foreclosed property are accounted for in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. The Company had $1,929,000 and $2,010,000 of foreclosed assets and ORE as of December 31, 2025 and 2024, respectively. Foreclosed assets and ORE are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

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
Other Investments
Other investments are carried at cost and consist of Federal Reserve Bank ("FRB") stock, FHLB stock, First National Bankers Bank ("FNBB") stock, an investment in a Small Business Investment Company ("SBIC"), and a New Market Tax Credit ("NMTC") investment. The Company's other investments are not held for sale and do not have readily determinable fair values. As a member of the FRB and the FHLB, the Company is required to hold stock in the FRB and the FHLB. The FRB stock may not be sold or pledged as collateral. The FHLB stock is pledged as collateral for outstanding FHLB advances and its transfer is substantially restricted. A qualified investment in a Community Reinvestment Act ("CRA") mutual fund is carried at fair value with periodic changes in value recorded through the Consolidated Statement of Income. The Company's investments include investments in funds and membership shares that fund community development in low- and moderate-income areas. The Company's SBIC investment is guaranteed by the Small Business Association. Other investments totaled $12,242,000 and $23,171,000 as of December 31, 2025 and 2024, respectively. Other investments are reported in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
Shareholders’ Equity
Pursuant to applicable provisions of the Louisiana Business Corporation Act, shares reacquired by the Company are to be treated as authorized but unissued shares. For the years ended December 31, 2025, 2024 and 2023, the cost of shares repurchased by the Company has been allocated to common stock, additional paid-in capital, and retained earnings.
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
The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2025, 2024 and 2023, the Company did not recognize any interest or penalties in its financial statements and did not record an accrued liability for interest or penalty payments.
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
Comprehensive Income (Loss)
GAAP generally requires that recognized revenues, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and cash flow hedges, are reported as a separate component of the equity section of the balance sheets, such items, along with net earnings, are components of comprehensive income (loss). The tax effect for unrealized gains on investment securities and cash flow hedges was a $3,238,000 expense, a $373,000 expense and a $2,105,000 expense for the periods ending December 31, 2025,

2024 and 2023, respectively. Comprehensive income (loss) is reflected in the Consolidated Statements of Comprehensive Income.
Operating Segments
GAAP requires the reporting of operating segment information using a management approach. Reportable segments are defined as revenue-generating components for which discrete financial information is prepared and regularly reviewed by the chief operating decision maker ("CODM") for purposes of resource allocation and performance assessment. The Company operates under a unified banking strategy that delivers a consistent suite of products and services across all market areas and, accordingly, has determined that its banking operations constitute one reportable operating segment. The Company’s senior executive management functions as its CODM. The CODM reviews consolidated financial information to allocate resources and assess performance. As these operations represent substantially all of the Company’s consolidated activities, separate segment financial disclosures are not required.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
ASU No. 2023-09, "Improvements to Income Tax Disclosures" ("ASU 2023-09") is intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update was effective for annual periods beginning after December 15, 2024, though early adoption is permitted. Adoption required enhancements to our income tax disclosures but did not have a significant impact on our financial reporting, or on our operational processes, controls and governance in support of the new guidance. The Company adopted ASU 2023-09 on a prospective basis. See Note 15 for additional information and disclosures on income taxes.

Issued but Not Yet Adopted Accounting Standards
ASU No. 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative" ("ASU 2023-06") related to disclosure or presentation requirements for various subtopics in the FASB’s Accounting Standards Codification (“Codification”). The amendments in the update are intended to align the requirements in the Codification with the U.S. Securities and Exchange Commission's (“SEC”) regulations and facilitate the application of GAAP for all entities. The effective date for each amendment is the date on which the SEC removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or if the SEC has not removed the requirements by June 30, 2027, this amendment will be removed from the Codification and will not become effective for any entity. Early adoption is prohibited. We do not expect this update to have a material impact on our consolidated financial statements.
ASU No. 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures" ("ASU 2024-03") requires the disaggregation of certain expenses in the notes to the financial statements, to provide enhanced transparency into the expense captions presented on the face of the income statement. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 31, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU may be applied either prospectively or retrospectively. We do not expect this update will have on our disclosures in the consolidated financial statements.
ASU No. 2025-03, "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (VIE)" ("ASU 2025-03") clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a VIE that meets the definition of a business. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted, and the standard is to be applied prospectively to acquisitions after the adoption date. We do not expect this update to have a material impact on our consolidated financial statements.

ASU No. 2025-08, "Financial Instruments—Credit Losses (Topic 326): Purchased Loans" ("ASU 2025-08") amends the guidance in ASC 326 on the accounting for certain purchased loans. The amendments in ASU 2025-08 require that purchased seasoned loans be accounted for using the “gross-up approach,” which will enhance comparability and consistency in the accounting for acquired financial assets. ASU 2025-08 is effective for interim and annual reporting periods beginning after December 15, 2026. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. We do not expect this update to have a material impact on our consolidated financial statements.
ASU No. 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements" ("ASU 2025-09") is related to accounting for hedging activities. The amendments in ASU 2025-09 are intended to more closely align hedge accounting with the economics of an entity’s risk management activities. This update is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, though early adoption is permitted. We do not expect it to have a material effect on our consolidated financial statements.
ASU No. 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements" ("ASU 2025-11") clarifies the current interim disclosure requirements and creates a comprehensive list of interim disclosures required under GAAP. ASU 2025-11 also incorporates a disclosure principle that requires interim period disclosures of material events or changes that have occurred since the previous year-end. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 with early adoption permitted. We are currently evaluating the impact that this update will have on our disclosures in the consolidated financial statements.
ASU No. 2025-12, "Codification Improvements" ("ASU 2025-12") addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to GAAP. The update represents changes to the Codification that clarify, correct errors, or make minor improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. We do not expect this update to have a material impact on our consolidated financial statements.
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

4. Investment Securities
The following table summarizes the Company’s available for sale and held to maturity investment securities at December 31, 2025 and 2024.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2025			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$284,749	$402	$51	$17,450	$267,650
Collateralized mortgage obligations	61,185	1	—	859	60,327
Municipal bonds	53,018	3	—	4,874	48,147
U.S. government agency	11,441	—	—	438	11,003
Corporate bonds	4,491	9	—	179	4,321
Total available for sale	$414,884	$415	$51	$23,800	$391,448
Held to maturity:
Municipal bonds	$1,065	$1	$—	$—	$1,066
Total held to maturity	$1,065	$1	$—	$—	$1,066

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2024			Less Than 1 Year	Over 1 Year
Available for sale:
U.S. agency mortgage-backed	$291,351	$45	$336	$29,187	$261,873
Collateralized mortgage obligations	73,931	1	—	2,543	71,389
Municipal bonds	53,458	1	14	7,616	45,829
U.S. government agency	18,079	—	—	951	17,128
Corporate bonds	6,985	—	—	412	6,573
Total available for sale	$443,804	$47	$350	$40,709	$402,792
Held to maturity:
Municipal bonds	$1,065	$1	$1	$—	$1,065
Total held to maturity	$1,065	$1	$1	$—	$1,065
The Company's investment securities with unrealized losses, aggregated by type and length of time that individual securities have been in a continuous loss position, are summarized in the following tables.

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$13,590	$51	$220,409	$17,450	$233,999	$17,501
Collateralized mortgage obligations	25	—	60,276	859	60,301	859
Municipal bonds	—	—	46,205	4,874	46,205	4,874
U.S. government agency	—	—	11,003	438	11,003	438
Corporate bonds	—	—	3,320	179	3,320	179
Total available for sale	$13,615	$51	$341,213	$23,800	$354,828	$23,851

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$16,024	$336	$240,693	$29,187	$256,717	$29,523
Collateralized mortgage obligations	—	—	71,342	2,543	71,342	2,543
Municipal bonds	1,435	14	43,893	7,616	45,328	7,630
U.S. government agency	—	—	17,128	951	17,128	951
Corporate bonds	—	—	6,573	412	6,573	412
Total available for sale	$17,459	$350	$379,629	$40,709	$397,088	$41,059
Held to maturity:
Municipal bonds	$534	$1	$—	$—	$534	$1
Total held to maturity	$534	$1	$—	$—	$534	$1
At December 31, 2025, 208 of the Company’s debt securities had unrealized losses totaling 6.3% of the individual securities’ amortized cost basis and 5.7% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 203 of the 208 securities had been in a continuous loss position for over 12 months. Management has determined that the declines in the fair value of these securities were not attributable to credit losses. As a result, no ACL was recorded for available for sale investment securities at December 31, 2025.
At December 31, 2025 and December 31, 2024, it was determined that no ACL was required for the Company's held to maturity investment securities. The Company monitors credit quality of debt securities held to maturity through the use of credit ratings. The following tables present the amortized cost of the Company's held to maturity securities by credit quality rating at December 31, 2025 and December 31, 2024.

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
December 31, 2025
Held to maturity:
Municipal bonds	$1,065	$—	$1,065

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
December 31, 2024
Held to maturity:
Municipal bonds	$1,065	$—	$1,065
The amortized cost and estimated fair value by maturity of the Company’s investment securities as of December 31, 2025 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Available for sale:
U.S. agency mortgage-backed	$23,118	$76,978	$65,042	$102,512	$267,650
Collateralized mortgage obligations	14,933	31,989	411	12,994	60,327
Municipal bonds	—	10,606	34,703	2,838	48,147
U.S. government agency	—	1,932	9,071	—	11,003
Corporate bonds	—	1,001	3,320	—	4,321
Total securities available for sale	$38,051	$122,506	$112,547	$118,344	$391,448
Held to maturity:
Municipal bonds	$1,066	$—	$—	$—	$1,066
Total securities held to maturity	$1,066	$—	$—	$—	$1,066

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Available for sale:
U.S. agency mortgage-backed	$23,388	$79,809	$67,641	$113,911	$284,749
Collateralized mortgage obligations	14,989	32,412	417	13,367	61,185
Municipal bonds	—	11,051	38,859	3,108	53,018
U.S. government agency	—	2,046	9,395	—	11,441
Corporate bonds	—	991	3,500	—	4,491
Total securities available for sale	$38,377	$126,309	$119,812	$130,386	$414,884
Held to maturity:
Municipal bonds	$1,065	$—	$—	$—	$1,065
Total securities held to maturity	$1,065	$—	$—	$—	$1,065
For the years ended December 31, 2025 and 2024, the Company recorded no gross gains and losses related to the sale of investment securities. For the year ended December 31, 2023, the Company recorded gross gains of $98,000 and gross losses of $347,000 related to the sale of investment securities.
As of December 31, 2025 and 2024, the Company had accrued interest receivable for investment securities of $1,305,000 and $1,471,000, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
As of December 31, 2025 and 2024, the Company had $140,110,000 and $134,887,000, respectively, of securities pledged to secure public deposits. In addition as of December 31, 2025 and 2024, the Company had $2,370,000 and $2,778,000, respectively, of securities pledged to the Federal Reserve Discount Window and U.S. Bankruptcy Trustee for debtor in possession accounts held at the bank.

5. Loans
The Company’s loans, net of unearned income, consisted of the following as of December 31 of the years indicated.

(dollars in thousands)	2025	2024
Real estate loans:
One- to four-family first mortgage	$493,446	$501,225
Home equity loans and lines	92,574	79,097
Commercial real estate	1,190,388	1,158,781
Construction and land	329,227	352,263
Multi-family residential	177,825	178,568
Total real estate loans	2,283,460	2,269,934
Other loans:
Commercial and industrial	430,517	418,627
Consumer	30,046	29,624
Total other loans	460,563	448,251
Total loans	$2,744,023	$2,718,185
The net discount on the Company’s acquired loans was $1,183,000 and $2,469,000 at December 31, 2025 and 2024, respectively. In addition, loan balances as of December 31, 2025 and 2024 are reported net of unearned income of $4,929,000 and $5,122,000, respectively. Unearned income at December 31, 2025 and December 31, 2024 included $0 and $16,000 of deferred lender fees related to PPP loans, respectively. The total recorded investment in PPP loans was $144,000 and $2,617,000 at December 31, 2025 and 2024, respectively, which is included in commercial and industrial loans.
Accrued interest receivable on the Company's loans was $13,000,000 and $13,314,000 at December 31, 2025 and 2024, respectively, and is excluded from the estimate of the ACL. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
A summary of activity in the ACL for the years ended December 31, 2025, 2024 and 2023 follows.

	For the Year Ended December 31, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$4,430	$(14)	$11	$635	$5,062
Home equity loans and lines	801	—	36	498	1,335
Commercial real estate	13,521	(21)	—	1,003	14,503
Construction and land	5,484	(101)	—	(2,570)	2,813
Multi-family residential	1,090	—	—	409	1,499
Commercial and industrial	6,861	(865)	355	787	7,138
Consumer	729	(362)	53	372	792
Total allowance for loan losses	$32,916	$(1,363)	$455	$1,134	$33,142

Unfunded lending commitments	2,700	—	—	(1,075)	1,625
Total allowance for credit losses	$35,616	$(1,363)	$455	$59	$34,767

	For the Year Ended December 31, 2024
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$3,255	$—	$4	$1,171	$4,430
Home equity loans and lines	688	(22)	36	99	801
Commercial real estate	14,805	—	—	(1,284)	13,521
Construction and land	5,415	(123)	—	192	5,484
Multi-family residential	474	—	12	604	1,090
Commercial and industrial	6,166	(875)	163	1,407	6,861
Consumer	734	(265)	34	226	729
Total allowance for loan losses	$31,537	$(1,285)	$249	$2,415	$32,916

Unfunded lending commitments	2,594	—	—	106	2,700
Total allowance for credit losses	$34,131	$(1,285)	$249	$2,521	$35,616

	For the Year Ended December 31, 2023
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$2,883	$(12)	$43	$341	$3,255
Home equity loans and lines	624	—	6	58	688
Commercial real estate	13,814	(29)	100	920	14,805
Construction and land	4,680	—	—	735	5,415
Multi-family residential	572	—	—	(98)	474
Commercial and industrial	6,024	(255)	180	217	6,166
Consumer	702	(175)	39	168	734
Total allowance for loan losses	$29,299	$(471)	$368	$2,341	$31,537

Unfunded lending commitments	2,093	—	—	501	2,594
Total allowance for credit losses	$31,392	$(471)	$368	$2,842	$34,131

The ACL, which includes the ALL and the ACL on unfunded lending commitments, and recorded investment in loans as of the dates indicated are as follows.

	As of December 31, 2025
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$4,651	$411	$5,062
Home equity loans and lines	1,335	—	1,335
Commercial real estate	14,141	362	14,503
Construction and land	2,813	—	2,813
Multi-family residential	1,363	136	1,499
Commercial and industrial	6,782	356	7,138
Consumer	792	—	792
Total allowance for loan losses	$31,877	$1,265	$33,142

Unfunded lending commitments(1)	$1,625	$—	$1,625
Total allowance for credit losses	$33,502	$1,265	$34,767

	As of December 31, 2025
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$491,142	$2,304	$493,446
Home equity loans and lines	92,574	—	92,574
Commercial real estate	1,188,226	2,162	1,190,388
Construction and land	328,707	520	329,227
Multi-family residential	177,222	603	177,825
Commercial and industrial	429,900	617	430,517
Consumer	30,046	—	30,046
Total loans	$2,737,817	$6,206	$2,744,023

	As of December 31, 2024
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$4,430	$—	$4,430
Home equity loans and lines	801	—	801
Commercial real estate	13,321	200	13,521
Construction and land	5,484	—	5,484
Multi-family residential	1,090	—	1,090
Commercial and industrial	6,613	248	6,861
Consumer	729	—	729
Total allowance for loan losses	$32,468	$448	$32,916

Unfunded lending commitments(1)	$2,700	$—	$2,700
Total allowance for credit losses	$35,168	$448	$35,616

	As of December 31, 2024
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$501,225	$—	$501,225
Home equity loans and lines	79,097	—	79,097
Commercial real estate	1,154,063	4,718	1,158,781
Construction and land	352,263	—	352,263
Multi-family residential	178,568	—	178,568
Commercial and industrial	418,373	254	418,627
Consumer	29,624	—	29,624
Total loans	$2,713,213	$4,972	$2,718,185
(1)At December 31, 2025 and December 31, 2024, $1.6 million and $2.7 million of the ACL related to noncancellable unfunded lending commitments of $509.3 million and $516.8 million, respectively. The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition. Adjustments to the ACL on unfunded lending commitments are reported as a component of noninterest expense on the Consolidated Statements of Income.
(2)PCD loans individually evaluated totaled $1.2 million and $1.3 million at December 31, 2025 and December 31, 2024, respectively.
Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent, in part, on values in the real estate market.

The following table presents the Company’s loan portfolio by credit quality classification and origination year as of December 31, 2025.

	Term Loans by Origination Year
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$65,510	$61,353	$85,573	$90,946	$68,713	$87,020	$26,173	$1,165	$486,453
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	20	245	1,534	2,625	409	1,999	—	161	6,993
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$65,530	$61,598	$87,107	$93,571	$69,122	$89,019	$26,173	$1,326	$493,446
Current period gross charge-offs	$—	$—	$—	$—	$—	$14	$—	$—	$14
Home equity loans and lines:
Pass	$1,652	$1,526	$1,257	$1,937	$1,395	$3,756	$76,230	$3,479	$91,232
Special Mention	—	—	145	483	183	—	—	—	811
Substandard	—	—	—	59	—	343	29	100	531
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,652	$1,526	$1,402	$2,479	$1,578	$4,099	$76,259	$3,579	$92,574
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$184,225	$178,055	$141,348	$259,605	$175,380	$191,197	$19,545	$5,742	$1,155,097
Special Mention	—	—	—	1,043	796	1,108	—	—	2,947
Substandard	398	146	363	7,559	8,414	14,704	760	—	32,344
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$184,623	$178,201	$141,711	$268,207	$184,590	$207,009	$20,305	$5,742	$1,190,388
Current period gross charge-offs	$—	$—	$—	$—	$—	$21	$—	$—	$21
Construction and land:
Pass	$118,753	$83,534	$81,356	$10,442	$2,741	$5,219	$10,765	$184	$312,994
Special Mention	—	—	727	139	—	—	—	—	866
Substandard	—	2,626	10,626	2,115	—	—	—	—	15,367

	Term Loans by Origination Year
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$118,753	$86,160	$92,709	$12,696	$2,741	$5,219	$10,765	$184	$329,227
Current period gross charge-offs	$—	$100	$—	$—	$1	$—	$—	$—	$101
Multi-family residential:
Pass	$26,530	$38,459	$19,871	$47,438	$21,613	$21,085	$1,231	$—	$176,227
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	308	—	—	317	—	602	371	—	1,598
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$26,838	$38,459	$19,871	$47,755	$21,613	$21,687	$1,602	$—	$177,825
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Pass	$59,909	$63,421	$45,067	$42,544	$9,457	$6,239	$198,975	$653	$426,265
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	1,565	92	204	316	347	18	1,567	143	4,252
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$61,474	$63,513	$45,271	$42,860	$9,804	$6,257	$200,542	$796	$430,517
Current period gross charge-offs	$—	$18	$247	$19	$—	$115	$466	$—	$865
Consumer:
Pass	$7,087	$2,423	$1,366	$1,164	$207	$7,703	$9,964	$86	$30,000
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	5	—	—	13	—	28	—	—	46
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$7,092	$2,423	$1,366	$1,177	$207	$7,731	$9,964	$86	$30,046
Current period gross charge-offs	$—	$30	$8	$—	$141	$2	$181	$—	$362
Total loans:
Pass	$463,666	$428,771	$375,838	$454,076	$279,506	$322,219	$342,883	$11,309	$2,678,268
Special Mention	—	—	872	1,665	979	1,108	—	—	4,624
Substandard	2,296	3,109	12,727	13,004	9,170	17,694	2,727	404	61,131
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$465,962	$431,880	$389,437	$468,745	$289,655	$341,021	$345,610	$11,713	$2,744,023
Current period gross charge-offs	$—	$148	$255	$19	$142	$152	$647	$—	$1,363
The following table presents the Company’s loan portfolio by credit quality classification and origination year as of December 31, 2024.

	Term Loans by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$71,582	$95,261	$108,853	$76,116	$31,482	$88,472	$20,042	$1,560	$493,368
Special Mention	—	146	491	186	—	—	—	—	823
Substandard	56	1,040	2,316	575	340	2,707	—	—	7,034
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$71,638	$96,447	$111,660	$76,877	$31,822	$91,179	$20,042	$1,560	$501,225
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity loans and lines:
Pass	$1,833	$1,249	$2,359	$1,409	$627	$3,535	$65,597	$2,209	$78,818
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	65	—	—	185	29	—	279
Doubtful	—	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Total home equity loans and lines	$1,833	$1,249	$2,424	$1,409	$627	$3,720	$65,626	$2,209	$79,097
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$22	$—	$22
Commercial real estate:
Pass	$151,397	$130,833	$298,344	$217,602	$153,122	$162,925	$25,820	$197	$1,140,240
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,754	1,405	2,788	12,594	—	—	18,541
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$151,397	$130,833	$300,098	$219,007	$155,910	$175,519	$25,820	$197	$1,158,781
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land:
Pass	$141,926	$131,483	$51,789	$4,529	$6,656	$2,925	$7,731	$—	$347,039
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	30	135	1,201	253	3	—	—	3,602	5,224
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$141,956	$131,618	$52,990	$4,782	$6,659	$2,925	$7,731	$3,602	$352,263
Current period gross charge-offs	$—	$—	$123	$—	$—	$—	$—	$—	$123
Multi-family residential:
Pass	$38,559	$25,331	$48,047	$22,401	$14,523	$27,549	$1,228	$—	$177,638
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	930	—	930
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$38,559	$25,331	$48,047	$22,401	$14,523	$27,549	$2,158	$—	$178,568
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Pass	$75,576	$59,626	$60,175	$17,993	$6,547	$4,482	$188,676	$1,797	$414,872
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	1,344	284	368	345	46	19	49	1,300	3,755
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$76,920	$59,910	$60,543	$18,338	$6,593	$4,501	$188,725	$3,097	$418,627
Current period gross charge-offs	$—	$17	$317	$53	$—	$17	$471	$—	$875
Consumer:
Pass	$5,815	$2,952	$1,842	$371	$585	$9,056	$8,850	$126	$29,597
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	6	4	4	—	11	—	2	27
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$5,815	$2,958	$1,846	$375	$585	$9,067	$8,850	$128	$29,624
Current period gross charge-offs	$7	$39	$24	$—	$10	$8	$177	$—	$265
Total loans:
Pass	$486,688	$446,735	$571,409	$340,421	$213,542	$298,944	$317,944	$5,889	$2,681,572
Special Mention	—	146	491	186	—	—	—	—	823
Substandard	1,430	1,465	5,708	2,582	3,177	15,516	1,008	4,904	35,790
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$488,118	$448,346	$577,608	$343,189	$216,719	$314,460	$318,952	$10,793	$2,718,185
Current period gross charge-offs	$7	$56	$464	$53	$10	$25	$670	$—	$1,285

Age analysis of past due loans, as of the dates indicated, is as follows.

	December 31, 2025
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$3,562	$1,508	$4,874	$9,944	$483,502	$493,446
Home equity loans and lines	90	69	354	513	92,061	92,574
Commercial real estate	2,771	1,459	2,662	6,892	1,183,496	1,190,388
Construction and land	1,322	134	11,980	13,436	315,791	329,227
Multi-family residential	57	—	1,281	1,338	176,487	177,825
Total real estate loans	7,802	3,170	21,151	32,123	2,251,337	2,283,460
Other loans:
Commercial and industrial	156	177	1,089	1,422	429,095	430,517
Consumer	414	67	10	491	29,555	30,046
Total other loans	570	244	1,099	1,913	458,650	460,563
Total loans	$8,372	$3,414	$22,250	$34,036	$2,709,987	$2,744,023

	December 31, 2024
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$4,208	$382	$5,850	$10,440	$490,785	$501,225
Home equity loans and lines	224	—	129	353	78,744	79,097
Commercial real estate	1,454	—	1,960	3,414	1,155,367	1,158,781
Construction and land	767	240	1,399	2,406	349,857	352,263
Multi-family residential	330	—	—	330	178,238	178,568
Total real estate loans	6,983	622	9,338	16,943	2,252,991	2,269,934
Other loans:
Commercial and industrial	491	2,110	649	3,250	415,377	418,627
Consumer	353	42	13	408	29,216	29,624
Total other loans	844	2,152	662	3,658	444,593	448,251
Total loans	$7,827	$2,774	$10,000	$20,601	$2,697,584	$2,718,185
Loans greater than 90 days past due and accruing interest were $65,000 and $16,000 at December 31, 2025 and December 31, 2024, respectively.
The Company reviews its significant nonaccrual loans (i.e., credit relationships with balances of $500,000 or greater) for specific impairment in accordance with its allowance for credit loss methodology. If it is determined that it is probable that all amounts due will not be collected when other credit quality indicators are considered, the loan is considered impaired and the Company individually evaluates those loans to determine the expected credit losses. The following table summarizes information pertaining to nonaccrual loans as of dates indicated.

	December 31, 2025		December 31, 2024
(dollars in thousands)	Total	Without Related Allowance	Total	Without Related Allowance
Nonaccrual loans(1):
One- to four-family first mortgage	$6,531	$—	$7,039	$—
Home equity loans and lines	531	—	279	—
Commercial real estate	9,011	—	3,304	—
Construction and land	15,367	—	1,622	—
Multi-family residential	1,281	—	—	—
Commercial and industrial	1,344	—	1,311	—
Consumer	46	—	27	—
Total	$34,111	$—	$13,582	$—
(1)Nonaccrual acquired loans include PCD loans of $1,153,000 and $1,256,000 at December 31, 2025 and December 31, 2024, respectively.
All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. All payments received while on nonaccrual status are applied against the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status. The following table represents the accrued interest receivables written off by reversing interest income during the years ended December 31, 2025 and 2024.

	For the Year Ended	For the Year Ended
(dollars in thousands)	December 31, 2025	December 31, 2024
One- to four-family first mortgage	$78	$132
Home equity loans and lines	9	4
Commercial real estate	106	14
Construction and land	452	44
Multi-family residential	46	—
Commercial and industrial	36	83
Consumer	3	5
Total	$730	$282
As of December 31, 2025, the Company was not committed to lend additional funds to any customer whose loan was individually evaluated for impairment.
Collateral Dependent Loans
The Company held loans that were individually evaluated for credit losses at December 31, 2025 and 2024 for which the repayments, on the basis of our assessment at the reporting date, were expected to be provided substantially through the operation or sale of the collateral and the borrower was experiencing financial difficulty. The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:
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

	December 31, 2025		December 31, 2024
(dollars in thousands)	Loans	ACL	Loans	ACL
One- to four-family first mortgage	$2,304	$411	$—	$—
Home equity loans and lines	—	—	—	—
Commercial real estate	2,162	362	4,718	200
Construction and land	520	—	—	—
Multi-family residential	603	136	—	—
Commercial and industrial	617	356	254	248
Consumer	—	—	—	—
Total	$6,206	$1,265	$4,972	$448
Foreclosed Assets and ORE
Foreclosed assets and ORE include real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets and ORE totaled $1,929,000 and $2,010,000 at December 31, 2025 and December 31, 2024, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.
The carrying amount of foreclosed residential real estate properties held at December 31, 2025 and December 31, 2024 totaled $1,786,000 and $2,010,000, respectively. Loans secured by one- to four-family residential real estate that were in the process of foreclosure at December 31, 2025 and December 31, 2024 totaled $3,425,000 and $4,472,000, respectively.

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

Year Ended December 31, 2025
(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
One-to four-family first mortgage	$212	$—	$20	$—	$—	$—	—%
Home equity loans and lines	—	—	810	—	—	—	0.9
Commercial real estate	14,436	—	4,926	—	—	4,540	2.0
Construction and land	2,948	—	1,517	—	—	—	1.4
Multi-family residential	371	—	—	—	—	—	0.2
Commercial and industrial	—	—	1,404	—	—	1,007	0.6
Consumer	—	—	—	—	—	—	—
Total	$17,967	$—	$8,677	$—	$—	$5,547	1.2%

Year Ended December 31, 2024
(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
One-to four-family first mortgage	$—	$—	$801	$—	$—	$—	0.2%
Home equity loans and lines	—	—	—	—	—	—	—
Commercial real estate	—	—	2,465	—	—	—	0.2
Construction and land	—	—	207	—	—	—	0.1
Multi-family residential	—	—	—	—	—	—	—
Commercial and industrial	—	—	1,106	—	—	—	0.3
Consumer	—	—	—	—	—	—	—
Total	$—	$—	$4,579	$—	$—	$—	0.2%

During the year ended December 31, 2025, one one-to four-family first mortgage loan with a balance of $20,000, one construction and land loan with a balance of $2,948,000, and one multifamily loan with a balance of $371,000 experienced a default subsequent to being granted a payment deferral or term extension. During the year ended December 31, 2024, one commercial real estate loan with a balance of $965,000 experienced a default subsequent to being granted a payment deferral or term extension. Default is defined as movement to past due 90 days, foreclosure or charge-off, whichever occurs first.

The following table details the financial impacts of loan modifications made to borrowers experiencing financial difficulty for the periods presented.

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Payment Deferral (dollars in thousands)	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction	Payment Deferral (dollars in thousands)	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
One-to four-family first mortgage	$4	60	—%	$—	56	—%
Home equity loans and lines	—	24	—%	—	0	—%
Commercial real estate	179	39	2.0%	—	8	—%
Construction and land	165	7	—%	—	3	—%
Multi-family residential	165	0	—%	—	0	—%
Commercial and industrial	—	12	1.5%	—	3	—%
Consumer	—	0	—%	—	0	—%
The table below provides an aging analysis of loans as of December 31, 2025 granted a modification to borrowers experiencing financial difficulty that were modified in the last 12 months.

(dollars in thousands)	30-89 Days Past Due	90+ Days Past Due and Accruing	Nonaccrual	Current	Total
December 31, 2025
One-to four-family first mortgage	$—	$—	$20	$212	$232
Home equity loans and lines	—	—	—	810	810
Commercial real estate	—	—	3,544	20,358	23,902
Construction and land	—	—	3,737	728	4,465
Multi-family residential	—	—	371	—	371
Commercial and industrial	—	—	—	2,411	2,411
Consumer	—	—	—	—	—
Total	$—	$—	$7,672	$24,519	$32,191

The loan modifications reported in the table above did not significantly impact the Company's allowance for loan losses during 2025.

6. Loan Servicing
Mortgage loans sold to and serviced for others are not included in the accompanying statements of financial condition. The unpaid principal balances of these loans as of December 31 of the years indicated are summarized as follows:

(dollars in thousands)	2025	2024
Mortgage loans sold to Federal Home Loan Mortgage Corporation without recourse	$1,018	$1,134
Mortgage loans sold to Federal National Mortgage Association without recourse	27,412	32,238
Mortgage loans sold to Federal Home Loan Bank without recourse	108	124
Total, end of period	$28,538	$33,496
The Company no longer retains servicing rights for mortgage loans sold.
Custodial and escrow account balances maintained in connection with the foregoing loan servicing arrangements were $1,068,000 and $1,102,000 as of December 31, 2025 and 2024, respectively.
During the years ended December 31, 2025 and 2024, the Company sold $3,795,000 and $1,302,000, respectively, of SBA guaranteed portion of loans originated and retained the servicing rights. The portion of SBA loans serviced for others are not included in the Consolidated Statements of Financial Condition. The unpaid principal balance of SBA loans serviced for others was $53,231,000 and $59,633,000 at December 31, 2025 and December 31, 2024, respectively.
SBA servicing assets are recognized separately when material servicing rights are acquired through the sale of the SBA guarantees. These servicing rights are initially measured at fair value at the date of sale and included in the gain on sale of loans recorded in the Consolidated Statements of Income. The servicing assets are amortized over the estimated net servicing life of the loans. Changes in the carrying value of servicing assets are recorded in service fees and charges on the Consolidated Statements of Income. Activity related to servicing assets for SBA loans and selected other related information for the years ended December 31, 2025, 2024 and 2023 is summarized as follows.

(dollars in thousands)	2025	2024	2023
Balance, beginning of period	$103	$124	$—
Recognition of SBA servicing asset	—	—	132
Amortization	(20)	(21)	(8)
Balance, end of period	83	103	124
Fair value, end of period	$126	$132	$130

Additional information related to SBA servicing assets
Weighted average prepayment rate	11.90%	11.70%	11.60%
Weighted average term (years)	6.28	6.50	6.67
Weighted average discount rate	12.75%	13.50%	14.50%

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

7. Office Properties and Equipment
Office properties and equipment consisted of the following at December 31 of the years indicated.

(dollars in thousands)	2025	2024
Land	$13,615	$13,657
Buildings and improvements	49,943	41,266
Furniture and equipment	19,164	19,016
Total office properties and equipment	82,722	73,939
Less accumulated depreciation	33,727	31,615
Total office properties and equipment, net	$48,995	$42,324
Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $3,311,000, $3,498,000 and $3,571,000, respectively.
The Company leases space under non-cancelable operating leases agreements for certain bank branch facilities with remaining lease terms of 1 to 10 years. Certain lease arrangements contain extension options which typically range from 2 to 10 years at the fair market rental rates. The lease and asset liability considers renewal options when they are reasonably certain of being exercised. Refer to Note 2, Summary of Significant Accounting Policies.
The following table summarizes net lease cost and selected other information related to operating leases at December 31 of the years indicated.

(dollars in thousands)	2025	2024	2023
Net lease cost:
Operating lease cost	$1,428	$1,693	$1,442
Variable lease cost	—	—	—
Net lease cost	$1,428	$1,693	$1,442

Selected other operating lease information
Weighted average remaining lease term (years)	6.6	6.1	7.0
Weighted average discount rate	6.0%	5.9%	5.7%
The following table summarizes the maturity of remaining lease liabilities..

Years Ending December 31,	(dollars in thousands)
2026	$1,303
2027	1,249
2028	1,159
2029	1,150
2030	1,126
Thereafter	9,034
Total future minimum lease payments	15,021
Less: amount representing interest	(5,439)
Present value of net future minimum lease payments	$9,582

8. Goodwill and Intangibles
Goodwill and other intangible assets are presented in the table below. Changes in carrying amount of the Company’s goodwill and core deposit intangible (“CDI”) for the years ended December 31, 2025, 2024 and 2023 were as follows.

(dollars in thousands)	Goodwill	CDI
Balance, December 31, 2022	$81,517	$6,456
Amortization of intangibles	—	(1,601)
Balance, December 31, 2023	81,517	4,855
Amortization of intangibles	—	(1,328)
Balance, December 31, 2024	81,517	3,527
Amortization of intangibles	—	(1,087)
Balance, December 31, 2025	$81,517	$2,440
The weighted-average amortization period for CDI acquired is 11 years. The Company completed its annual impairment test of goodwill and other intangible assets as of December 31, 2025. The evaluation did not indicate impairment on its goodwill or other intangible assets.
Estimated future amortization expense for CDI remaining at December 31, 2025, was as follows.

(dollars in thousands)	Amount
2026	851
2027	618
2028	393
2029	290
2030	192
Thereafter	96
Total CDI	$2,440

9. Deposits
The Company’s deposits consisted of the following major classifications as of December 31 of the years indicated.

(dollars in thousands)	2025	2024
Demand deposit accounts	$792,951	$733,073
Savings	201,265	210,977
Money market accounts	518,740	457,483
NOW accounts	654,227	645,246
Certificates of deposit	805,623	733,917
Total deposits	$2,972,806	$2,780,696

As of December 31, 2025, the scheduled maturities of the Company’s certificates of deposit were as follows.

(dollars in thousands)	Amount
2026	$781,236
2027	15,006
2028	4,046
2029	2,732
2030	1,580
Thereafter	1,023
Total certificates of deposit	$805,623
The amount of our total uninsured deposits (that is, deposits in excess of the FDIC insurance limit) was $885,431,000 and $813,553,000 at December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025 and 2024, the aggregate amount of certificates of deposit with balances of $250,000 or more was $256,862,000 and $228,392,000, respectively.
10. Other Borrowings
Other borrowings balance at December 31, 2025 and 2024 was zero and $5,539,000, respectively. The borrowing was a note payable with a rate of 3.83% on the Company’s investment in a new market tax credit entity. The note payable was a 20-year leverage loan with interest-only payments for the first seven years. The note was originated in October 2018 and was paid off in October 2025.
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
The carrying value of subordinated debt was $54,675,000 and $54,459,000 at December 31, 2025 and December 31, 2024, respectively. The subordinated debt was recorded net of issuance costs, which is being amortized using the straight-line method over five years.
12. Short-term FHLB Advances
As of December 31, 2025, the Company had no short-term FHLB advances. As of December 31, 2024, the Company had short-term FHLB advances of $137,220,000. Interest rates for FHLB short-term advances outstanding at December 31, 2024 ranged from 4.38% to 4.55%. For the years ended December 31, 2025 and 2024, the average volume of short-term FHLB advances carried by the Company was $68,719,000 and $18,157,000, respectively.
Collateral for short- and long-term FHLB advances is secured through a blanket lien evidenced by the Company’s pledge of first mortgage collateral, demand deposit accounts, capital stock and certain other assets pursuant to the “Advances, Collateral Pledge and Security Agreement.” Under this collateral pledge agreement, the Bank must meet all statutory and regulatory capital standards and must meet all FHLB credit underwriting standards. Management believes that the Bank was in compliance with all such requirements as of December 31, 2025 and 2024.
As of December 31, 2025 and 2024, the Company had $1,256,621,000 and $1,088,068,000, respectively, of additional FHLB advances available based on collateral pledged. As of December 31, 2025 and 2024, the Company had $1,160,437,000 and $1,202,054,000, respectively, of loans pledged through the Company’s blanket lien.

13. Long-term FHLB Advances
As of December 31, 2025 and 2024, the Company’s long-term FHLB advances totaled $3,024,000 and $38,326,000, respectively. The following table summarizes long-term advances as of December 31, 2025.

(dollars in thousands)	Amount	Weighted Average Rate
Fixed rate advances maturing in:
2026	$3,024	1.53%
Total long-term FHLB advances	$3,024	1.53%

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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. As part of its efforts to accomplish this objective, the Company entered into certain interest rate swap agreements as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2025 and 2024, such derivatives were used to hedge the variable cash flows associated with existing variable rate liabilities.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. During the next twelve months, the Company estimates that an additional $776,000 will be reclassified as additional interest income.
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

	December 31, 2025				December 31, 2024
	Derivative Assets(1)		Derivative Liabilities(1)		Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$60,000	$1,056	$20,000	$19	$80,000	$3,241	$—	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	9,000	255	9,000	275	9,000	26	9,000	42
Risk participation agreements	—	—	11,293	—	—	—	11,550	—

Netting adjustments		—		—		—		—
Net derivative amounts		$1,311		$294		$3,267		$42
(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

At December 31, 2025 and 2024, accumulated unrealized gains, net of taxes, on derivative instruments totaled $715,000 and $2,418,000, respectively.
Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
The following tables below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income as of December 31, 2025 and 2024.

	Year Ended December 31, 2025
	Amount of Loss Recognized in OCI		Location of Loss Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$(195)	$(195)	Interest income	$1,960	$1,960

	For the Year Ended December 31, 2024
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$1,770	$1,770	Interest income	$2,416	$2,416

Effect of Cash Flow Hedge Accounting on the Consolidated Statements of Income
The following tables below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income as of December 31, 2025 and 2024.

(dollars in thousands)	Location of Gain Reclassified from AOCI into Income	For the Year Ended December 31, 2025
Effects of cash flow hedging
Interest rate swaps - variable rate liabilities	Interest income	$1,960

(dollars in thousands)	Location of Gain Reclassified from AOCI into Income	For the Year Ended December 31, 2024
Effects of cash flow hedging
Interest rate swaps - variable rate liabilities	Interest income	$2,416
Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of December 31, 2025 and 2024.

(dollars in thousands)	Location of Loss Recognized on Non-designated Hedges	For the Year Ended December 31, 2025
Effects of non-designated hedges
Interest rate contracts	Other noninterest expense	$(3)
Risk participation agreements	Other noninterest expense	$—

(dollars in thousands)	Location of Loss Recognized on Non-designated Hedges	For the Year Ended December 31, 2024
Effects of non-designated hedges
Interest rate contracts	Other noninterest income	$8
Risk participation agreements	Other noninterest expense	$(22)
Derivative fee income from non-designated hedges totaled $0 and $175,000 for the twelve months ended December 31, 2025 and December 31, 2024, respectively.
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
As of December 31, 2025, there were no derivatives with credit-risk-related contingent features in a net liability position. Such derivatives are measured at fair value, which includes accrued interest but excludes any adjustment for nonperformance risk. If the Company had breached any provisions at December 31, 2025, it would not have been required to settle any obligations under the agreements since the termination value was $0.
15. Income Taxes
The components of the income tax expense for the Company, all of which are in the United States, for the year December 31, 2025:

(dollars in thousands)	2025
Current:
Federal	$11,563
State	270
Total	11,833

Deferred:
Federal	$123
State	—
Total	123
Total income tax expense	$11,956
The Company files federal income tax returns on a calendar year basis. Income tax expense for the years indicated is summarized as follows:

(dollars in thousands)	2024	2023
Current	$9,583	$10,722
Deferred	(44)	(33)
Historic Tax Credits ("HTC")	(303)	(303)
New Markets Tax Credits ("NMTC")	(480)	(480)
Total income tax expense	$8,756	$9,906
The following table presents income taxes paid, net of refunds for the year December 31, 2025:

(dollars in thousands)	2025
Federal	$13,100
State	270
Total(1)	$13,370
(1) No individual jurisdiction other than federal represented 5% or more of the total income taxes paid for the year December 31, 2025.

The components of the Company’s net deferred tax asset, which is included in accrued interest receivable and other assets in the accompanying Statement of Financial Condition at December 31 of the years indicated are as follows:

(dollars in thousands)	2025	2024
Deferred tax assets:
Provision for loan losses	$7,301	$7,479
Discount on purchased loans	222	474
Salary continuation plan	635	619
Mortgage servicing rights	—	13
Deferred compensation	6	6
Stock-based compensation	287	280
Unrealized loss on securities available for sale	4,922	8,613
Net operating loss acquired	—	61
HTC	124	83
Other	218	173
Deferred tax assets	$13,715	$17,801
Deferred tax liabilities:
FHLB stock dividends	$(88)	$(161)
Accumulated depreciation	(3,039)	(3,110)
Intangible assets	(433)	(619)
Derivatives	(190)	(643)
NMTC	—	(188)
Other	(45)	(45)
Deferred tax liabilities	(3,795)	(4,766)
Net deferred tax asset	$9,920	$13,035

No valuation allowance was necessary on deferred tax assets as of December 31, 2025 and 2024.

The following is a reconciliation of the Company's effective tax rate to the U.S. federal statutory income tax rate for the year ended December 31, 2025:

	Year Ended December 31,
(dollars in thousands)	2025
	Amount	Rate
U.S. federal statutory income tax rate	$12,184	21.0%
State taxes, net of federal income tax effect(1)	214	0.4%
Tax credits	(321)	(0.6)%
Bank-owned life insurance income	(238)	(0.4)%
ESOP related expenses	222	0.4%
Stock compensation related benefits	(227)	(0.4)%
Other items, net	122	0.2%
Total income tax expense	$11,956	20.6%
(1)For the year presented, Texas and Mississippi make up the taxes in this category.

For the years ended December 31, 2024 and 2023, the Company’s provision for federal income taxes differed from the amount computed by applying the federal income tax statutory rate of 21% on income from operations as indicated in the following analysis:

(dollars in thousands)	2024	2023
Federal tax based on statutory rate	$9,548	$10,658
State tax based on statutory rate	205	175
Increase (decrease) resulting from:
HTC	(303)	(303)
NMTC	(480)	(480)
Effect of tax-exempt income	(105)	(155)
Changes in the cash surrender value of bank owned life insurance	(231)	(219)
Nondeductible share based compensation expense	151	161
Exercise of stock options	(104)	(50)
Other	75	119
Income tax expense	$8,756	$9,906
Effective tax rate	19.4%	19.8%
Retained earnings as of December 31, 2025 and 2024, included $5,837,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than bad debt losses would create income for tax purposes only, which would be subject to the then-current federal statutory income tax rate. The unrecorded deferred income tax liability on the above amount was $1,985,000 as of December 31, 2025 and 2024. Current accounting standards do not require the accrual of this deferred tax amount to be recorded unless it is probable that the reserve (for tax purposes) will be significantly depleted by loan losses deductible for tax purposes in the future. Based on current estimates of losses within the Company’s loan portfolio, accrual of the deferred tax liability associated with this reserve was not required as of December 31, 2025 and 2024.
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

	Contract Amount
(dollars in thousands)	2025	2024
Standby letters of credit	$8,724	$6,502
Available portion of lines of credit	498,442	488,930
Undisbursed portion of loans in process	69,223	76,424
Commitments to originate loans	165,251	161,482
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

17. Regulatory Matters
Each of the federal banking agencies have issued substantially similar risk-based and leverage capital rules applicable to U. S. banking organizations. The Federal Reserve has established regulatory capital requirements applicable to bank holding companies such as the Company and the OCC applicable to national associations such as the Bank. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities.
Quantitative measures established by OCC regulations to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 risk-based capital (as defined) to average assets and risk-weighted assets (as defined). Management believes, as of December 31, 2025 and 2024, that the Bank met all capital adequacy requirements to which it was subject.
As of December 31, 2025 and 2024, the most recent notification from the OCC categorized the Bank as “well capitalized” under the OCC regulatory classification framework. To be categorized as “well capitalized,” the Bank must maintain minimum Total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
Current capital rules do not establish standards for determining whether a bank holding company is well capitalized. However, for purposes of processing regulatory applications and notices, the Federal Reserve's Regulation Y provides that a bank holding company is considered "well capitalized" if (i) on a consolidated basis, the bank holding company maintains a total risk-based capital ration of 10% or greater; (ii) on a consolidated basis, the bank holding company maintains a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) the bank holding company is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve to meet and maintain a specific capital level for any capital measure. The Company is considered "well capitalized" under this definition.The following tables present actual and required capital ratios for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2025 and 2024. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Company:
Tier 1 risk-based capital	$368,936	12.75%	$246,026	8.50%	N/A	N/A
Total risk-based capital	458,178	15.83	303,915	10.50	N/A	N/A
Tier 1 leverage capital	368,936	10.72	137,724	4.00	N/A	N/A

Bank:
Common equity Tier 1 capital	$406,337	14.09%	$201,862	7.00%	$187,444	6.50%
Tier 1 risk-based capital	406,337	14.09	245,119	8.50	230,700	8.00
Total risk-based capital	440,904	15.29	302,793	10.50	288,375	10.00
Tier 1 leverage capital	406,337	11.84	137,312	4.00	171,640	5.00

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Company:
Tier 1 risk-based capital	$341,026	11.85%	$244,587	8.50%	N/A	N/A
Total risk-based capital	430,901	14.97	302,137	10.50	N/A	N/A
Tier 1 leverage capital	341,026	10.17	134,195	4.00	N/A	N/A

Bank:
Common equity Tier 1 capital	$380,777	13.28%	$200,779	7.00%	$186,437	6.50%
Tier 1 risk-based capital	380,777	13.28	243,803	8.50	229,461	8.00
Total risk-based capital	416,193	14.51	301,168	10.50	286,826	10.00
Tier 1 leverage capital	380,777	11.38	133,833	4.00	167,292	5.00
18. Benefit Plans
401(k) and Profit Sharing Plan
The Company’s 401(k) defined contribution plan allows its participants to contribute up to 75% of their pretax earnings on a tax-deferred basis up to the statutory limit. The Company’s matching contributions are equal to 100% of the employee’s contributions up to 4%, plus 50% of the employee's contributions over 4% but not over 6% of the employee’s pay. For the years ended December 31, 2025, 2024 and 2023, the Company made contributions of $1,704,000, $1,638,000 and $1,610,000, respectively, in connection with the plan, which is included in compensation and benefits expense in the accompanying Consolidated Statements of Income.
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

Compensation cost related to the ESOP was $1,416,000, $1,095,000 and $908,000 for the years ended December 31, 2025, 2024 and 2023, respectively. The fair value of the unearned ESOP shares, using the closing quoted market price per share as of year-end, was approximately $5,676,000 and $6,188,000 as of December 31, 2025 and 2024, respectively. A summary of the ESOP share allocation as of December 31, 2025 and 2024 follows.

	2025	2024
Shares allocated, beginning of year	390,847	378,791
Shares allocated during the year	35,707	35,708
Shares distributed during the year	(27,093)	(23,652)
Allocated shares held by ESOP trust as of year end	399,461	390,847
Unallocated shares	98,196	133,903
Total ESOP shares	497,657	524,750
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
On July 21, 2025, the Bank entered into a salary continuation agreements with its Chief Operations Officer ("COO"), Chief Banking Officer ("CBO") and Chief Administrative Officer ("CAO"). The agreements provide that the executives will be entitled to a stated annual benefit, distributed monthly, for a period of ten years upon retirement from the Bank after attaining age 67. The retirement benefits vest over a period of ten years or until the executive officer reaches age 67. In the event of early retirement, the Bank will pay the executive officer his or her vested benefits in a lump sum on the first day of the month following the separation from service. If the executive has a separation from service within 24 months following a change in control of the Bank prior to reaching age 67, the Bank shall pay the executive officer an amount equal to the greater of (i) his or her accrued benefits as of the end of the year immediately preceding the separation from service or (ii) a stated amount. This amount will be paid in a lump sum on the first day of the month following the separation from service.
Britton & Koontz Capital Corporation had two salary continuation agreements funded in the amount of $465,000 at the time of acquisition in February 2014. Former executives of Britton & Koontz Capital Corporation or their beneficiaries are being paid over 15 years from the time of acquisition in February 2014. Louisiana Bancorp, Inc. also had two salary continuation agreements funded in the amount of $1,200,000 at the time of acquisition in September 2015. The Bank completed the payout to the former executives of Louisiana Bancorp, Inc. or their beneficiary in 2025. SMB had a salary continuation agreement for an executive officer related to its acquisition of American Bank in 2007. The former executive of American Bank or his beneficiaries are being paid $358,000 over 14 years from the time of the SMB acquisition in December 2017.
The Company had an outstanding liability totaling $3,024,000 and $2,947,000 as of December 31, 2025 and 2024, respectively, in connection with the agreements, which is included in accrued interest payable and other liabilities in the accompanying statements of financial condition.

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
Stock Option Plans
The Company has issued stock options under the SOP and the 2014 Plan to directors, officers and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years. All stock options granted have been issued with vesting periods of five years with accelerated vesting provided under certain circumstances. As of December 31, 2025, options to acquire an aggregate of 76,186 shares were outstanding under the SOP and the 2014 Plan. The Company has not granted stock options to directors, officers and other key employees since 2022 under the approved equity incentive plans.
As of December 31, 2025, there was $34,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a period of 0.6 years.
For the years ended December 31, 2025, 2024 and 2023, the Company recognized $77,000, $104,000 and $144,000, respectively, in compensation cost related to stock options, which is included in compensation and benefits expense in the accompanying consolidated statements of income.

The following table represents stock option activity for the years indicated.

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2022	181,383	$32.64	$6.95
Granted	—	—	—
Exercised	(20,816)	26.31	5.58
Forfeited	(3,880)	34.33	7.61
Outstanding as of December 31, 2023	156,687	$33.34	$7.09	4.9
Granted	—	—	—
Exercised	(37,820)	31.85	6.48
Forfeited	(900)	44.14	10.16
Outstanding as of December 31, 2024	117,967	$33.85	$7.29	4.1
Granted	—	—	—
Exercised	(34,274)	31.78	6.55
Forfeited	(7,507)	30.28	6.49
Outstanding as of December 31, 2025	76,186	$35.14	$7.70	3.7
Exercisable as of December 31, 2023	117,870	$33.54	$6.97	4.3
Exercisable as of December 31, 2024	97,504	$33.90	$7.11	3.7
Exercisable as of December 31, 2025	68,237	$34.84	$7.43	3.4
Restricted Stock Plans
The Company has issued restricted stock under the RRP to directors, officers and other key employees. During 2009, the Company purchased in the open market all shares required to fund the RRP at an average cost of $11.81 per share. As of December 31, 2025, no shares were outstanding under the RRP Plan.
Awards under the RRP, 2014 and the 2021 Plan may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned compensation related to these awards is amortized to compensation expense over the 5-year vesting period. The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock as of the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of December 31, 2025, unearned share-based compensation associated with these awards totaled $3,741,000 with a weighted average remaining life of 3.1 years.
For the years ended December 31, 2025, 2024 and 2023, the Company recognized $1,320,000, $1,017,000 and $762,000, respectively, in compensation cost related to restricted stock and restricted stock units, which is included in compensation and benefits expense in the accompanying consolidated statements of income.

The following table represents unvested restricted stock activity for the years indicated.

Restricted Stock	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, December 31, 2022	74,062	$34.58
Granted	45,065	30.37
Forfeited	(6,375)	32.88
Released	(19,814)	35.04
Balance, December 31, 2023	92,938	$32.55
Granted	46,800	37.52
Forfeited	(340)	32.06
Released	(25,156)	32.66
Balance, December 31, 2024	114,242	$34.56
Granted	35,795	51.32
Forfeited	—	—
Released	(34,160)	34.05
Balance, December 31, 2025	115,877	$39.89
20. Earnings Per Share
Earnings per common share was computed based on the following:

	Years Ended December 31,
(dollars in thousands, except per share data)	2025	2024	2023
Numerator:
Income applicable to common shares	$46,062	$36,427	$40,240
Denominator:
Weighted average common shares outstanding	7,773	7,956	8,028
Effect of dilutive securities:
Restricted stock	43	26	15
Stock options	30	23	22
Weighted average common shares outstanding - assuming dilution	7,846	8,005	8,065
Earnings per common share	$5.93	$4.58	$5.02
Earnings per common share - assuming dilution	$5.87	$4.55	$4.99
Options on 11,700, 69,337 and 111,234 shares of common stock were not included in computing diluted earnings per share for the years ended December 31, 2025, 2024 and 2023, respectively, because the effect of these shares was anti-dilutive.
21. Related Party Transactions
Certain directors and officers of the Company are customers of the Company. Loan transactions with directors, officers and employees are made on the same terms as those prevailing at the time for comparable loans to other persons. A summary of related party loan activity during 2025 and 2024 follows.

(dollars in thousands)	2025	2024
Balance, beginning of year	$11,337	$12,143
New loans	1,017	498
Change in related parties, net	—	448
Repayments, net	(2,202)	(1,752)
Balance, end of year	$10,152	$11,337

None of the related party loans were identified as impaired or exceeded 5% of shareholders’ equity for the years ended 2025 or 2024.
Related party deposits totaled $11,484,000 and $8,527,000 as of December 31, 2025 and 2024, respectively.
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
Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of December 31, 2025, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.
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

The following tables present the balances of assets and liabilities measured on a recurring basis as of December 31, 2025 and 2024 aggregated by the level in the fair value hierarchy in which these measurements fall.

(dollars in thousands)	December 31, 2025	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$267,650	$—	$267,650	$—
Collateralized mortgage obligations	60,327	—	60,327	—
Municipal bonds	48,147	—	48,147	—
U.S. government agency	11,003	—	11,003	—
Corporate bonds	4,321	—	4,321	—
Total available for sale securities	$391,448	$—	$391,448	$—

Derivative assets(1)	$1,311	$—	$1,311	$—
Total	$392,759	$—	$392,759	$—

Liabilities
Derivative liabilities(1)	$294	$—	$294	$—

(dollars in thousands)	December 31, 2024	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$261,873	$—	$261,873	$—
Collateralized mortgage obligations	71,389	—	71,389	—
Municipal bonds	45,829	—	45,829	—
U.S. government agency	17,128	—	17,128	—
Corporate bonds	6,573	—	6,573	—
Total available for sale securities	$402,792	$—	$402,792	$—

Derivative assets(1)	$3,267	$—	$3,267	$—
Total	$406,059	$—	$406,059	$—

Liabilities
Derivative liabilities(1)	$42	$—	$42	$—
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

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2025	Level 1	Level 2	Level 3
Assets
Individually evaluated loans	$4,941	$—	$—	$4,941
Foreclosed assets and ORE	1,929	—	—	1,929
Total	$6,870	$—	$—	$6,870

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2024	Level 1	Level 2	Level 3
Assets
Individually evaluated loans	$4,524	$—	$—	$4,524
Foreclosed assets and ORE	2,010	—	—	2,010
Total	$6,534	$—	$—	$6,534
The following tables show significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2025
Loans individually evaluated for impairment	$4,941	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 100%	20%
Foreclosed assets and ORE	$1,929	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	0% - 43%	22%

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2024
Loans individually evaluated for impairment	$4,524	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 100%	9%
Foreclosed assets and ORE	$2,010	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	19% - 69%	23%
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
The fair value of off-balance sheet financial instruments as of December 31, 2025 and 2024 was immaterial.

		Fair Value Measurements at December 31, 2025
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$141,605	$141,605	$141,605	$—	$—
Investment securities available for sale	391,448	391,448	—	391,448	—
Investment securities held to maturity	1,065	1,066	—	1,066	—
Mortgage loans held for sale	1,558	1,558	—	1,558	—
Loans, net	2,710,881	2,728,477	—	2,723,536	4,941
Cash surrender value of BOLI	49,557	49,557	49,557	—	—
Derivative assets(1)	1,311	1,311	—	1,311	—
Financial Liabilities
Deposits	$2,972,806	$2,971,389	$2,167,183	$804,206	$—
Other borrowings	—	—	—	—	—
Subordinated debt, net of issuance cost	54,675	54,520	—	54,520	—
Short-term FHLB advances	—	—	—	—	—
Long-term FHLB advances	3,024	3,012	—	3,012	—
Derivative liabilities(1)	294	294	—	294	—

		Fair Value Measurements at December 31, 2024
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$98,548	$98,548	$98,548	$—	$—
Investment securities available for sale	402,792	402,792	—	402,792	—
Investment securities held to maturity	1,065	1,065	—	1,065	—
Mortgage loans held for sale	832	832	—	832	—
Loans, net	2,685,269	2,617,254	—	2,612,730	4,524
Cash surrender value of BOLI	48,421	48,421	48,421	—	—
Derivative assets(1)	3,267	3,267	—	3,267	—
Financial Liabilities
Deposits	$2,780,696	$2,778,056	$2,046,779	$731,277	$—
Other borrowings	5,539	5,528	—	5,528	—
Subordinated debt, net of issuance cost	54,459	49,563	—	49,563	—
Short-term FHLB advances	137,220	137,220	137,220	—	—
Long-term FHLB advances	38,326	38,111	—	38,111	—
Derivative liabilities(1)	42	42	—	42	—
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
Condensed Balance Sheets
For the Years Ended December 31, 2025 and 2024

(dollars in thousands)	2025	2024
Assets
Cash in bank	$6,680	$5,295
Investment in subsidiary	472,495	435,839
Other assets	10,678	9,488
Total assets	$489,853	$450,622
Liabilities
Subordinated debt, net of issuance cost	$54,675	$54,459
Other liabilities	84	75
Total liabilities	$54,759	$54,534
Shareholders’ equity	435,094	396,088
Total liabilities and shareholders’ equity	$489,853	$450,622

Condensed Statements of Income
For the Years Ended December 31, 2025, 2024 and 2023

(dollars in thousands)	2025	2024	2023
Operating income
Dividend from subsidiary	$26,000	$13,000	$15,000
Total operating income	26,000	13,000	15,000
Operating expenses
Other expenses	436	369	340
Total operating expenses	436	369	340
Interest expense
Subordinated debt expense	3,379	3,381	3,390
Total interest expense	3,379	3,381	3,390
Income before income tax benefit and equity in undistributed earnings of subsidiary	22,185	9,250	11,270
Income tax benefit	801	788	783
Income before equity in undistributed earnings of subsidiary	22,986	10,038	12,053
Undistributed earnings of subsidiary	23,076	26,389	28,187
Net income	$46,062	$36,427	$40,240
Condensed Statements of Cash Flows
For the Years Ended December 31, 2025, 2024 and 2023

(dollars in thousands)	2025	2024	2023
Cash flows from operating activities
Net income	$46,062	$36,427	$40,240
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation	1,980	1,643	1,468
Amortization of subordinated debt issuance cost	216	218	228
Increase in accrued interest receivable and other assets	(1,190)	(1,281)	(558)
Undistributed earnings in subsidiary	(23,076)	(26,389)	(28,187)
Decrease in accrued expenses and other liabilities	9	40	—
Net cash provided by operating activities	24,001	10,658	13,191
Cash flows from financing activities
Proceeds from exercise of stock options	87	130	102
Payment of dividends on common stock	(8,988)	(8,189)	(8,222)
Issuance of stock under incentive plan	640	886	329
Purchase of Company’s common stock	(14,355)	(4,774)	(5,259)
Net cash used in financing activities	(22,616)	(11,947)	(13,050)
Net change in cash and cash equivalents	1,385	(1,289)	141
Cash and cash equivalents at beginning of year	5,295	6,584	6,443
Cash and cash equivalents at end of year	$6,680	$5,295	$6,584

24. Consolidated Quarterly Results of Operations (unaudited)

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2025
Total interest income	$47,201	$48,629	$49,222	$48,720
Total interest expense	15,452	15,278	15,116	14,672
Net interest income	31,749	33,351	34,106	34,048
Provision (reversal) for loan losses	394	489	(229)	480
Net interest income after provision for loan losses	31,355	32,862	34,335	33,568
Noninterest income	4,009	3,716	3,738	3,998
Noninterest expense	21,579	22,407	22,531	23,046
Income before income taxes	13,785	14,171	15,542	14,520
Income tax expense	2,821	2,841	3,185	3,109
Net income	$10,964	$11,330	$12,357	$11,411
Earnings per share – basic	$1.38	$1.47	$1.60	$1.48
Earnings per share – diluted	$1.37	$1.45	$1.59	$1.46

Year Ended December 31, 2024
Total interest income	$44,126	$45,458	$47,379	$47,804
Total interest expense	15,225	16,065	16,997	16,218
Net interest income	28,901	29,393	30,382	31,586
Provision for loan losses	141	1,261	140	873
Net interest income after provision for loan losses	28,760	28,132	30,242	30,713
Noninterest income	3,549	3,755	3,692	3,629
Noninterest expense	20,868	21,808	22,258	22,355
Income before income taxes	11,441	10,079	11,676	11,987
Income tax expense	2,242	1,961	2,239	2,314
Net income	$9,199	$8,118	$9,437	$9,673
Earnings per share – basic	$1.15	$1.02	$1.19	$1.22
Earnings per share – diluted	$1.14	$1.02	$1.18	$1.21

Year Ended December 31, 2023
Total interest income	$38,115	$40,071	$42,078	$43,399
Total interest expense	6,520	9,765	12,569	14,117
Net interest income	31,595	30,306	29,509	29,282
Provision for loan losses	814	511	351	665
Net interest income after provision for loan losses	30,781	29,795	29,158	28,617
Noninterest income	3,311	3,448	4,399	3,478
Noninterest expense	19,940	20,959	21,338	20,604
Income before income taxes	14,152	12,284	12,219	11,491
Income tax expense	2,832	2,503	2,465	2,106
Net income	$11,320	$9,781	$9,754	$9,385
Earnings per share – basic	$1.40	$1.22	$1.22	$1.18
Earnings per share – diluted	$1.39	$1.21	$1.22	$1.17

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the criteria for effective internal control established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2025. Our independent registered public accountants have issued an audit report on the Company’s internal control over financial reporting. This report appears at the beginning of Item 8. Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
During the fiscal quarter ended December 31, 2025, none of our directors or "officers" (as such term is defined in Rule 16a-1(f)) under the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC for the 2026 Annual Meeting of Shareholders expected to be held in May 2026 (the “Proxy Statement”).
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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information. The following table provides information as of December 31, 2025 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2009 Stock Option Plan, 2009 Recognition and Retention Plan, the 2014 Equity Incentive Plan and the 2021 Equity Incentive Plan, each of which was approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	192,063	(1)	$35.14	(1)	278,664
Equity compensation plans not approved by security holders	—		—		—
Total	192,063		$35.14		278,664
(1)Includes 115,877 restricted share units which were not vested as of December 31, 2025. The weighted-average exercise price excludes such restricted stock grants.
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
(3) Exhibits
The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Articles of Incorporation of Home Bancorp, Inc.	(1)

3.2	Amended and Restated Bylaws of Home Bancorp, Inc.	(2)

4.1	Form of Stock Certificate of Home Bancorp, Inc.	(1)

4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	(3)

4.3	Indenture, dated June 30, 2022, by and between Home Bancorp, Inc. and UMB Bank, National Association, as trustee.	(4)

4.4	Forms of 5.75% Fixed-to-Floating Rate Definitive Subordinated Note due 2032	(5)

10.1	2005 Directors’ Deferral Plan*	(6)

10.2	Amended and Restated Employment Agreement by and between Home Bank and John W. Bordelon*	(7)

10.3	Amended and Restated Employment Agreement by and between Home Bancorp, Inc. and John W. Bordelon*	(7)

10.4	Amended and Restated Employment Agreement by and between Home Bank and Darren E. Guidry*	(7)

10.6	Home Bancorp, Inc. 2009 Stock Option Plan*	(8)

10.7	Home Bancorp, Inc. 2014 Equity Incentive Plan*	(9)

10.8	Home Bancorp, Inc. 2021 Equity Incentive Plan*	(11)

10.9	Amended and Restated Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(7)

10.10	Amended and Restated Salary Continuation Agreement by and between Home Bank and Darren E. Guidry*	(7)

10.11	Salary Continuation Agreement by and between Home Bank and John W. Bordelon*	(7)

10.12	Amendment to the Amended and Restated Employment Agreement between Home Bancorp, Inc. and John W. Bordelon*	(10)

10.13	Amendment to the Amended and Restated Employment Agreement between Home Bank, N.A. and John W. Bordelon*	(10)

No.	Description	Location
10.14	Amendment to the Amended and Restated Employment Agreement between Home Bank, N.A. and Darren E. Guidry*	(10)

10.15	Employment Agreement between Home Bank, N.A. and David T. Kirkley*	(12)

10.16	Amendment to the Employment Agreement between Home Bank, N.A. and David T. Kirkley*	(10)

10.17	Amendment to the Amended and Restated Salary Continuation Agreement between Home Bank, N.A. and Darren E. Guidry*	(13)

10.18	Salary Continuation Agreement by and between Home Bank and David T. Kirkley*	(13)

10.19	Amendment to the Amended and Restated Employment Agreement between Home Bancorp, Inc. and John W. Bordelon*	(16)

10.20	Amendment to the Amended and Restated Employment Agreement between Home Bank, N.A. and John W. Bordelon*	(16)

10.21	Amendment to the Amended and Restated Employment Agreement between Home Bank, N.A. and Darren E. Guidry*	(16)

10.22	Amended Employment Agreement between Home Bank, N.A. and David T. Kirkley*	(16)

10.23	Employment Agreement between Home Bank, N.A. and Mark C. Herpin*	(16)

10.24	Employment Agreement between Home Bank, N.A. and Natalie B. Lemoine*	(16)

10.25	Employment Agreement between Home Bank, N.A. and John J. Zollinger, IV*	(16)

10.26	Salary Continuation Agreement by and between Home Bank and Mark C. Herpin*	(17)

10.27	Salary Continuation Agreement by and between Home Bank and Natalie B. Lemoine*	(17)

10.28	Salary Continuation Agreement by and between Home Bank and John J. Zollinger, IV	(17)

19.1	Insider Trading Policy	(15)

23.1	Consent of Wipfli LLP	Filed herewith

31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification	Filed herewith

97.1	Clawback Policy	(14)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
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
(14)Incorporated by reference from the exhibit included in the Company's Annual Report on From 10-K for the year ended December 31, 2023 and filed March 5, 2024 (SEC File No 0001-34190)
(15)Incorporated by reference from the exhibit 19.1 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 and filed March 12, 2025 (SEC File No. 001-34190).
(16)Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of May 20, 2025 and filed May 20, 2025 (SEC File No. 001-34190)
(17)Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of July 23, 2025 and filed July 23, 2025 (SEC File No. 001-34190)
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

HOME BANCORP, INC.

March 6, 2026	By:	/s/ John W. Bordelon
John W. Bordelon Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ John W. Bordelon	John W. Bordelon Chairman of the Board, President and Chief Executive Officer	March 6, 2026
John W. Bordelon

/s/ J. Scott Ballard	Director	March 6, 2026
J. Scott Ballard

/s/ Paul J. Blanchet, III	Director, Chairman of Audit Committee	March 6, 2026
Paul J. Blanchet, III

/s/ Daniel G. Guidry	Director	March 6, 2026
Daniel G. Guidry

/s/ Chris P. Rader	Director	March 6, 2026
Chris P. Rader

/s/ Ann F. Trappey	Director	March 6, 2026
Ann F. Trappey

/s/ Donald W. Washington	Director	March 6, 2026
Donald W. Washington

/s/ David T. Kirkley	Senior Executive Vice President and Chief Financial Officer	March 6, 2026
David T. Kirkley

/s/ Mary H. Hopkins	Home Bank Senior Vice President and Director of Financial Management	March 6, 2026
Mary H. Hopkins