Form 10-Q
period 2026-03-31
HOME BANCORP, INC.
filed 2026-05-06
CIK 1436425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At May 4, 2026, the registrant had 7,842,631 shares of common stock, $0.01 par value, outstanding.

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

ACL	–	Allowance for credit losses
ALL	–	Allowance for loan losses
AOCI	–	Accumulated other comprehensive income
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
Bank	–	Home Bank, N. A., a wholly-owned subsidiary of the Company
BOLI	–	Bank-owned life insurance
bps	–	basis points, 100 basis points being equal to 1.0%
BTFP	–	Bank Term Funding Program
C&D	–	Construction and land
C&I	–	Commercial and industrial
CARES Act	–	Coronavirus Aid, Relief, and Economic Security Act
CECL	–	Current expected credit losses
Company	–	Home Bancorp, Inc., a Louisiana corporation and the holding company for Home Bank, N. A.
COVID-19	–	The novel coronavirus
CRE	–	Commercial real estate
EPS	–	Earnings per common share
FASB	–	Financial Accounting Standards Board
FHLB	–	Federal Home Loan Bank
GAAP	–	Generally Accepted Accounting Principles
LTV	–	Loan-to-value
NPA(s)	–	Nonperforming asset(s)
OCI	–	Other comprehensive income
ORE	–	Other real estate
PCD	–	Purchased credit deteriorated
PPP	–	Paycheck Protection Program
SBA	–	U.S. Small Business Association
SEC	–	U.S. Securities and Exchange Commission
TE	–	Taxable equivalent
U.S.	–	United States

ii

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)	(Audited)
(dollars in thousands)	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$223,484	$141,605
Investment securities available for sale, at fair value (amortized cost $409,716 and $414,884, respectively)	385,729	391,448
Investment securities held to maturity (fair values of $531 and $1,066, respectively)	530	1,065
Mortgage loans held for sale	1,558	1,558
Loans, net of unearned income	2,728,146	2,744,023
Allowance for loan losses	(33,680)	(33,142)
Total loans, net of unearned income and allowance for loan losses	2,694,466	2,710,881
Office properties and equipment, net	50,502	48,995
Cash surrender value of bank-owned life insurance	49,842	49,557
Goodwill and core deposit intangibles	83,723	83,957
Accrued interest receivable and other assets	64,809	63,560
Total Assets	$3,554,643	$3,492,626
Liabilities
Deposits:
Noninterest-bearing	$830,030	$792,951
Interest-bearing	2,196,751	2,179,855
Total Deposits	3,026,781	2,972,806
Subordinated debt, net of issuance cost	54,729	54,675
Long-term Federal Home Loan Bank advances	—	3,024
Accrued interest payable and other liabilities	28,723	27,027
Total Liabilities	3,110,233	3,057,532
Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 7,833,804 and 7,831,342 shares issued and outstanding, respectively	78	78
Additional paid-in capital	169,995	168,963
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(893)	(982)
Retained earnings	293,554	284,834
Accumulated other comprehensive loss	(18,324)	(17,799)
Total Shareholders’ Equity	444,410	435,094
Total Liabilities and Shareholders’ Equity	$3,554,643	$3,492,626
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2026	2025
Interest Income
Loans, including fees	$43,717	$44,032
Investment securities:
Taxable interest	2,491	2,592
Tax-exempt interest	69	72
Other investments and deposits	1,463	505
Total interest income	47,740	47,201
Interest Expense
Deposits	12,406	12,622
Other borrowings	—	53
Subordinated debt expense	845	845
Short-term Federal Home Loan Bank advances	—	1,655
Long-term Federal Home Loan Bank advances	7	277
Total interest expense	13,258	15,452
Net interest income	34,482	31,749
Provision for loan losses	922	394
Net interest income after provision for loan losses	33,560	31,355
Noninterest Income
Service fees and charges	1,437	1,309
Bank card fees	1,594	1,578
Gain on sale of loans, net	230	377
Income from bank-owned life insurance	285	278
Gain on sale of assets, net	—	9
Other income	192	458
Total noninterest income	3,738	4,009
Noninterest Expense
Compensation and benefits	13,714	12,652
Occupancy	2,429	2,561
Marketing and advertising	494	429
Data processing and communication	2,629	2,642
Professional services	401	405
Forms, printing and supplies	219	200
Franchise and shares tax	340	476
Regulatory fees	462	516
Foreclosed assets and ORE, net	54	227
Amortization of acquisition intangible	234	293
Other expenses	1,964	1,178
Total noninterest expense	22,940	21,579
Income before income tax expense	14,358	13,785
Income tax expense	2,998	2,821
Net Income	$11,360	$10,964
Earnings per share:
Basic	$1.47	$1.38
Diluted	$1.45	$1.37
Cash dividends declared per common share	$0.31	$0.27
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Net Income	$11,360	$10,964
Other Comprehensive (Loss) Income
Unrealized (losses) gains on available for sale investment securities	(551)	7,012
Unrealized losses on cash flow hedges	(114)	(814)
Tax effect	140	(1,301)
Other comprehensive (loss) income, net of taxes	(525)	4,897
Comprehensive Income	$10,835	$15,861
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2024	$81	$168,138	$(1,339)	$259,190	$(29,982)	$396,088
Net income				10,964		10,964
Other comprehensive income					4,897	4,897
Purchase of Company’s common stock at cost, 173,497 shares	(2)	(1,733)		(6,098)		(7,833)
Cash dividends declared, $0.27 per share				(2,186)		(2,186)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 8,056 shares	—	158		(14)		144
Exercise of stock options	—	11				11
ESOP shares released for allocation		366	89			455
Share-based compensation cost		291				291
Balance, March 31, 2025	$79	$167,231	$(1,250)	$261,856	$(25,085)	$402,831
Balance, December 31, 2025	$78	$168,963	$(982)	$284,834	$(17,799)	$435,094
Net income				11,360		11,360
Other comprehensive loss					(525)	(525)
Purchase of Company’s common stock at cost, 4,332 shares	—	(43)		(206)		(249)
Cash dividends declared, $0.31 per share				(2,429)		(2,429)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 6,544 shares	—	209		(5)		204
Exercise of stock options	—	11				11
ESOP shares released for allocation		466	89			555
Share-based compensation cost		389				389
Balance, March 31, 2026	$78	$169,995	$(893)	$293,554	$(18,324)	$444,410
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(dollars in thousands)	2026	2025
Cash flows from operating activities:
Net income	$11,360	$10,964
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	922	394
Depreciation	847	834
Amortization and accretion of purchase accounting valuations and intangibles	423	651
Losses on equity investments	9	207
Federal Home Loan Bank stock dividends	(27)	(71)
Net (accretion) amortization of discount on investments	(58)	54
Amortization of subordinated debt issuance cost	54	54
Gain on loans sold, net	(230)	(377)
Proceeds, including principal payments, from loans held for sale	29,390	11,201
Originations of loans held for sale	(29,160)	(12,157)
Gain on sale of assets, net	—	(9)
Non-cash compensation	944	746
Deferred income tax benefit	(276)	(175)
Decrease (increase) in accrued interest receivable and other assets	1,207	(226)
Increase in cash surrender value of bank-owned life insurance	(285)	(278)
Increase in accrued interest payable and other liabilities	1,696	764
Net cash provided by operating activities	16,816	12,576
Cash flows from investing activities:
Purchases of securities available for sale	(21,531)	(2,908)
Proceeds from maturities, prepayments and calls on securities available for sale	26,757	12,105
Proceeds from maturities, prepayments and calls on securities held to maturity	535	—
Decrease (increase) in loans, net	12,726	(29,764)
Proceeds from sale of foreclosed assets	442	65
Purchases of office properties and equipment	(2,354)	(3,873)
Proceeds from sale of office properties and equipment	—	44
Purchase of Federal Home Loan Bank stock	—	(1,582)
Proceeds from redemption of Federal Home Loan Bank stock	—	1,093
Net cash provided by (used in) investing activities	16,575	(24,820)
Cash flows from financing activities:
Increase in deposits, net	53,975	46,509
Borrowings of Federal Home Loan Bank advances	—	2,737,425
Repayments of Federal Home Loan Bank advances	(3,024)	(2,749,712)
Proceeds from exercise of stock options	11	11
Issuance of stock under incentive plans, net	204	144
Dividends paid to shareholders	(2,429)	(2,186)
Purchase of Company’s common stock	(249)	(7,833)
Net cash provided by financing activities	48,488	24,358
Net change in cash and cash equivalents	81,879	12,114
Cash and cash equivalents, beginning	141,605	98,548
Cash and cash equivalents, ending	$223,484	$110,662
Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$13,068	$16,370
Income taxes paid	530	1,430
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Home Bancorp, Inc. (the "Company") were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2025.

Critical Accounting Policies and Estimates
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could reflect materially different results under different assumptions and conditions. Methodologies the Company uses when applying critical accounting policies and developing critical accounting estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2025.

There have been no material changes from the critical accounting policies previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. In preparing its financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Operating Segments
Generally Accepted Accounting Principles ("GAAP") requires the reporting of operating segment information using a management approach. Reportable segments are defined as revenue-generating components for which discrete financial information is prepared and regularly reviewed by the chief operating decision maker ("CODM") for purposes of resource allocation and performance assessment. The Company operates under a unified banking strategy that delivers a consistent suite of products and services across all market areas and, accordingly, has determined that its banking operations constitute one reportable operating segment. The Company’s senior executive management functions as its CODM. The CODM reviews consolidated financial information to allocate resources and assess performance. As these operations represent substantially all of the Company’s consolidated activities, separate segment financial disclosures are not required.

Reclassifications
Certain reclassifications have been made to prior period balances to conform to the current period presentation.
2. Recent Accounting Pronouncements

Issued but Not Yet Adopted Accounting Standards

Accounting Standards Update ("ASU") 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative" ("ASU 2023-06") related to disclosure or presentation requirements for various subtopics in the FASB’s Accounting Standards Codification (“Codification”). The amendments in the update are intended to align the requirements in the Codification with the U.S. Securities and Exchange Commission's (“SEC”) regulations and facilitate the application of GAAP for all entities. The effective date for each amendment is the date on which the SEC's removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or if the SEC has not removed the requirements by June 30, 2027, this amendment will be removed from the Codification and will not become effective for any entity. Early adoption is prohibited. We do not expect this update to have a material impact on our consolidated financial statements.

ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures" ("ASU 2024-03") requires the disaggregation of certain expenses in the notes to the financial statements, to provide enhanced transparency into the expense captions presented on the face of the income statement. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after

December 15, 2027. Early adoption is permitted. The amendments in this ASU may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that this update will have on its disclosures in the consolidated financial statements.

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
3. Investment Securities
The following tables summarize the Company’s available for sale and held to maturity investment securities at March 31, 2026 and December 31, 2025.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2026
Available for sale:
U.S. agency mortgage-backed	$291,125	$288	$17,673	$273,740
Collateralized mortgage obligations	51,705	1	968	50,738
Municipal bonds	52,911	1	5,147	47,765
U.S. government agency	10,475	—	489	9,986
Corporate bonds	3,500	—	—	3,500
Total available for sale	$409,716	$290	$24,277	$385,729
Held to maturity:
Municipal bonds	$530	$1	$—	$531
Total held to maturity	$530	$1	$—	$531

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Available for sale:
U.S. agency mortgage-backed	$284,749	$402	$17,501	$267,650
Collateralized mortgage obligations	61,185	1	859	60,327
Municipal bonds	53,018	3	4,874	48,147
U.S. government agency	11,441	—	438	11,003
Corporate bonds	4,491	9	179	4,321
Total available for sale	$414,884	$415	$23,851	$391,448
Held to maturity:
Municipal bonds	$1,065	$1	$—	$1,066
Total held to maturity	$1,065	$1	$—	$1,066
The estimated fair value and amortized cost by contractual maturity of the Company’s investment securities as of March 31, 2026 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities. The Company’s investment securities portfolio had an effective duration of 3.4 years and 3.3 years at March 31, 2026 and December 31, 2025, respectively.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Available for sale:
U.S. agency mortgage-backed	$16,985	$80,896	$85,338	$90,521	$273,740
Collateralized mortgage obligations	6,773	31,286	378	12,301	50,738
Municipal bonds	—	12,591	32,826	2,348	47,765
U.S. government agency	—	1,702	8,284	—	9,986
Corporate bonds	—	3,500	—	—	3,500
Total available for sale	$23,758	$129,975	$126,826	$105,170	$385,729
Held to maturity:
Municipal bonds	$531	$—	$—	$—	$531
Total held to maturity	$531	$—	$—	$—	$531

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Available for sale:
U.S. agency mortgage-backed	$17,177	$83,847	$88,702	$101,399	$291,125
Collateralized mortgage obligations	6,811	31,770	383	12,741	51,705
Municipal bonds	—	13,159	37,096	2,656	52,911
U.S. government agency	—	1,816	8,659	—	10,475
Corporate bonds	—	3,500	—	—	3,500
Total available for sale	$23,988	$134,092	$134,840	$116,796	$409,716
Held to maturity:
Municipal bonds	$530	$—	$—	$—	$530
Total held to maturity	$530	$—	$—	$—	$530

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

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
March 31, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$47,887	$317	$202,649	$17,356	$250,536	$17,673
Collateralized mortgage obligations	10,363	59	40,368	909	50,731	968
Municipal bonds	1,299	7	45,325	5,140	46,624	5,147
U.S. government agency	3,052	33	6,934	456	9,986	489
Corporate bonds	—	—	3,500	—	3,500	—
Total available for sale	$62,601	$416	$298,776	$23,861	$361,377	$24,277

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$13,590	$51	$220,409	$17,450	$233,999	$17,501
Collateralized mortgage obligations	25	—	60,276	859	60,301	859
Municipal bonds	—	—	46,205	4,874	46,205	4,874
U.S. government agency	—	—	11,003	438	11,003	438
Corporate bonds	—	—	3,320	179	3,320	179
Total available for sale	$13,615	$51	$341,213	$23,800	$354,828	$23,851

At March 31, 2026, 214 of the Company’s debt securities had unrealized losses totaling 6.3% of the individual securities’ amortized cost basis and 5.9% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 189 of the 214 securities had been in a continuous loss position for over 12 months. Management has determined that the declines in the fair value of these securities were not attributable to credit losses. As a result, no ACL was recorded for available for sale investment securities at March 31, 2026.

At March 31, 2026, it was determined that no ACL was required for the Company's held-to-maturity investment securities. The Company monitors credit quality of debt securities held-to-maturity through the use of credit ratings. The following tables present the amortized cost of the Company's held-to-maturity securities by credit quality rating at March 31, 2026 and December 31, 2025.

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
March 31, 2026
Held to maturity:
Municipal bonds	$530	$—	$530

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
December 31, 2025
Held to maturity:
Municipal bonds	$1,065	$—	$1,065

Accrued interest receivable on the Company's investment securities was $1,121,000 and $1,305,000 at March 31, 2026 and December 31, 2025, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

At March 31, 2026 and December 31, 2025, the Company had $139,863,000 and $140,110,000, respectively, of securities pledged to secure public deposits. In addition, as of March 31, 2026 and December 31, 2025, the Company had no and $2,370,000, respectively, of securities pledged to the Federal Reserve Discount Window and U.S. Bankruptcy Trustee for debtor in possession accounts held at the Bank.

4. Earnings Per Share
Earnings per common share was computed based on the following:

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Numerator:
Net income available to common shareholders	$11,360	$10,964
Denominator:
Weighted average common shares outstanding	7,741	7,949
Effect of dilutive securities:
Restricted stock	56	48
Stock options	30	30
Weighted average common shares outstanding – assuming dilution	7,827	8,027
Basic earnings per common share	$1.47	$1.38
Diluted earnings per common share	$1.45	$1.37

Options for 0 and 1,668 shares of common stock were not included in the computation of diluted EPS for the three months ended March 31, 2026 and 2025, respectively, because the effect of those shares was anti-dilutive.
5. Credit Quality and Allowance for Credit Losses

The Company’s loans, net of unearned income, consisted of the following as of the dates indicated.

(dollars in thousands)	March 31, 2026	December 31, 2025
Real estate loans:
One- to four-family first mortgage	$476,079	$493,446
Home equity loans and lines	91,550	92,574
Commercial real estate	1,182,501	1,190,388
Construction and land	340,057	329,227
Multi-family residential	179,982	177,825
Total real estate loans	2,270,169	2,283,460
Other loans:
Commercial and industrial	428,075	430,517
Consumer	29,902	30,046
Total other loans	457,977	460,563
Total loans	$2,728,146	$2,744,023

The net discount on the Company’s acquired loans was $998,000 and $1,183,000 at March 31, 2026 and December 31, 2025, respectively. In addition, loan balances as of March 31, 2026 and December 31, 2025 are reported net of unearned income of $4,838,000 and $4,929,000, respectively.

Accrued interest receivable on the Company's loans was $12,818,000 and $13,000,000 at March 31, 2026 and December 31, 2025, respectively, and is excluded from the estimate of the ACL. Those amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

Allowance for Credit Losses
The ACL, which includes the ALL and the ACL on unfunded lending commitments, and recorded investment in loans as of the dates indicated are as follows.

	March 31, 2026
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$4,451	$411	$4,862
Home equity loans and lines	1,333	—	1,333
Commercial real estate	13,799	522	14,321
Construction and land	3,099	170	3,269
Multi-family residential	1,335	136	1,471
Commercial and industrial	6,620	985	7,605
Consumer	819	—	819
Total allowance for loan losses	$31,456	$2,224	$33,680

Unfunded lending commitments(1)	$1,625	$—	$1,625
Total allowance for credit losses	$33,081	$2,224	$35,305

	March 31, 2026
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$473,203	$2,876	$476,079
Home equity loans and lines	91,550	—	91,550
Commercial real estate	1,180,347	2,154	1,182,501
Construction and land	337,075	2,982	340,057
Multi-family residential	179,379	603	179,982
Commercial and industrial	426,666	1,409	428,075
Consumer	29,902	—	29,902
Total loans	$2,718,122	$10,024	$2,728,146

	December 31, 2025
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$4,651	$411	$5,062
Home equity loans and lines	1,335	—	1,335
Commercial real estate	14,141	362	14,503
Construction and land	2,813	—	2,813
Multi-family residential	1,363	136	1,499
Commercial and industrial	6,782	356	7,138
Consumer	792	—	792
Total allowance for loan losses	$31,877	$1,265	$33,142

Unfunded lending commitments(1)	$1,625	$—	$1,625
Total allowance for credit losses	$33,502	$1,265	$34,767

	December 31, 2025
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$491,142	$2,304	$493,446
Home equity loans and lines	92,574	—	92,574
Commercial real estate	1,188,226	2,162	1,190,388
Construction and land	328,707	520	329,227
Multi-family residential	177,222	603	177,825
Commercial and industrial	429,900	617	430,517
Consumer	30,046	—	30,046
Total loans	$2,737,817	$6,206	$2,744,023
(1)The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.
(2)One PCD loan was individually evaluated at March 31, 2026 and December 31, 2025, respectively.

A summary of activity in the ACL for the three months ended March 31, 2026 and March 31, 2025 follows.

	Three Months Ended March 31, 2026
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$5,062	$—	$3	$(203)	$4,862
Home equity loans and lines	1,335	—	—	(2)	1,333
Commercial real estate	14,503	—	—	(182)	14,321
Construction and land	2,813	—	—	456	3,269
Multi-family residential	1,499	—	—	(28)	1,471
Commercial and industrial	7,138	(233)	21	679	7,605
Consumer	792	(180)	5	202	819
Total allowance for loan losses	$33,142	$(413)	$29	$922	$33,680

Unfunded lending commitments	$1,625	$—	$—	$—	$1,625
Total allowance for credit losses	$34,767	$(413)	$29	$922	$35,305

	Three Months Ended March 31, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$4,430	$—	$7	$22	$4,459
Home equity loans and lines	801	—	—	(6)	795
Commercial real estate	13,521	—	—	396	13,917
Construction and land	5,484	—	—	(101)	5,383
Multi-family residential	1,090	—	—	(2)	1,088
Commercial and industrial	6,861	(195)	153	(80)	6,739
Consumer	729	(31)	34	165	897
Total allowance for loan losses	$32,916	$(226)	$194	$394	$33,278

Unfunded lending commitments	$2,700	$—	$—	$—	$2,700
Total allowance for credit losses	$35,616	$(226)	$194	$394	$35,978

Credit Quality
The following tables present the Company’s loan portfolio by credit quality classification and origination year as of March 31, 2026 and December 31, 2025. The gross charge-offs presented in the tables that follow are for the three months ended March 31, 2026 and the year ended December 31, 2025.

	March 31, 2026
	Term Loans by Origination Year
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$9,417	$62,635	$57,051	$79,199	$87,219	$143,557	$26,243	$1,367	$466,688
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	625	309	2,128	3,072	3,219	—	38	9,391
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$9,417	$63,260	$57,360	$81,327	$90,291	$146,776	$26,243	$1,405	$476,079
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity loans and lines:
Pass	$207	$1,494	$1,288	$1,082	$1,939	$4,675	$76,347	$3,169	$90,201
Special Mention	—	—	—	144	481	182	—	—	807
Substandard	—	—	—	—	—	342	50	150	542
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$207	$1,494	$1,288	$1,226	$2,420	$5,199	$76,397	$3,319	$91,550
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$42,154	$194,571	$168,342	$130,601	$247,412	$328,656	$21,682	$5,927	$1,139,345
Special Mention	—	—	6,598	—	1,025	1,855	—	—	9,478
Substandard	—	394	1,669	363	7,554	22,938	760	—	33,678
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$42,154	$194,965	$176,609	$130,964	$255,991	$353,449	$22,442	$5,927	$1,182,501
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land:
Pass	$15,230	$126,203	$72,766	$79,512	$9,707	$7,089	$15,693	$182	$326,382
Special Mention	—	—	—	727	136	—	—	—	863
Substandard	—	—	2,623	8,075	2,114	—	—	—	12,812
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$15,230	$126,203	$75,389	$88,314	$11,957	$7,089	$15,693	$182	$340,057
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	March 31, 2026
	Term Loans by Origination Year
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Multi-family residential:
Pass	$4,087	$27,271	$39,538	$18,970	$47,010	$39,922	$1,590	$—	$178,388
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	308	—	—	312	603	371	—	1,594
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$4,087	$27,579	$39,538	$18,970	$47,322	$40,525	$1,961	$—	$179,982
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Pass	$19,328	$55,937	$60,437	$40,200	$38,258	$11,670	$194,364	$4,439	$424,633
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	1,566	448	203	272	346	161	446	3,442
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$19,328	$57,503	$60,885	$40,403	$38,530	$12,016	$194,525	$4,885	$428,075
Current period gross charge-offs	$—	$—	$—	$15	$—	$—	$218	$—	$233
Consumer:
Pass	$2,655	$4,925	$1,661	$1,198	$1,105	$7,535	$10,713	$69	$29,861
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	11	4	—	7	18	—	1	41
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$2,655	$4,936	$1,665	$1,198	$1,112	$7,553	$10,713	$70	$29,902
Current period gross charge-offs	$—	$4	$2	$10	$—	$5	$159	$—	$180
Total loans:
Pass	$93,078	$473,036	$401,083	$350,762	$432,650	$543,104	$346,632	$15,153	$2,655,498
Special Mention	—	—	6,598	871	1,642	2,037	—	—	11,148
Substandard	—	2,904	5,053	10,769	13,331	27,466	1,342	635	61,500
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$93,078	$475,940	$412,734	$362,402	$447,623	$572,607	$347,974	$15,788	$2,728,146
Current period gross charge-offs	$—	$4	$2	$25	$—	$5	$377	$—	$413

	December 31, 2025
	Term Loans by Origination Year
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$65,510	$61,353	$85,573	$90,946	$68,713	$87,020	$26,173	$1,165	$486,453
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	20	245	1,534	2,625	409	1,999	—	161	6,993
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$65,530	$61,598	$87,107	$93,571	$69,122	$89,019	$26,173	$1,326	$493,446
Current period gross charge-offs	$—	$—	$—	$—	$—	$14	$—	$—	$14
Home equity loans and lines:
Pass	$1,652	$1,526	$1,257	$1,937	$1,395	$3,756	$76,230	$3,479	$91,232
Special Mention	—	—	145	483	183	—	—	—	811
Substandard	—	—	—	59	—	343	29	100	531
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,652	$1,526	$1,402	$2,479	$1,578	$4,099	$76,259	$3,579	$92,574
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$184,225	$178,055	$141,348	$259,605	$175,380	$191,197	$19,545	$5,742	$1,155,097
Special Mention	—	—	—	1,043	796	1,108	—	—	2,947
Substandard	398	146	363	7,559	8,414	14,704	760	—	32,344
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$184,623	$178,201	$141,711	$268,207	$184,590	$207,009	$20,305	$5,742	$1,190,388
Current period gross charge-offs	$—	$—	$—	$—	$—	$21	$—	$—	$21
Construction and land:
Pass	$118,753	$83,534	$81,356	$10,442	$2,741	$5,219	$10,765	$184	$312,994
Special Mention	—	—	727	139	—	—	—	—	866
Substandard	—	2,626	10,626	2,115	—	—	—	—	15,367
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$118,753	$86,160	$92,709	$12,696	$2,741	$5,219	$10,765	$184	$329,227
Current period gross charge-offs	$—	$100	$—	$—	$1	$—	$—	$—	$101
Multi-family residential:
Pass	$26,530	$38,459	$19,871	$47,438	$21,613	$21,085	$1,231	$—	$176,227
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	308	—	—	317	—	602	371	—	1,598

	December 31, 2025
	Term Loans by Origination Year
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$26,838	$38,459	$19,871	$47,755	$21,613	$21,687	$1,602	$—	$177,825
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Pass	$59,909	$63,421	$45,067	$42,544	$9,457	$6,239	$198,975	$653	$426,265
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	1,565	92	204	316	347	18	1,567	143	4,252
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$61,474	$63,513	$45,271	$42,860	$9,804	$6,257	$200,542	$796	$430,517
Current period gross charge-offs	$—	$18	$247	$19	$—	$115	$466	$—	$865
Consumer:
Pass	$7,087	$2,423	$1,366	$1,164	$207	$7,703	$9,964	$86	$30,000
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	5	—	—	13	—	28	—	—	46
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$7,092	$2,423	$1,366	$1,177	$207	$7,731	$9,964	$86	$30,046
Current period gross charge-offs	$—	$30	$8	$—	$141	$2	$181	$—	$362
Total loans:
Pass	$463,666	$428,771	$375,838	$454,076	$279,506	$322,219	$342,883	$11,309	$2,678,268
Special Mention	—	—	872	1,665	979	1,108	—	—	4,624
Substandard	2,296	3,109	12,727	13,004	9,170	17,694	2,727	404	61,131
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$465,962	$431,880	$389,437	$468,745	$289,655	$341,021	$345,610	$11,713	$2,744,023
Current period gross charge-offs	$—	$148	$255	$19	$142	$152	$647	$—	$1,363

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
Age analysis of past due loans as of the dates indicated are as follows.

	March 31, 2026
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$4,150	$111	$5,584	$9,845	$466,234	$476,079
Home equity loans and lines	459	—	463	922	90,628	91,550
Commercial real estate	4,810	5,501	5,061	15,372	1,167,129	1,182,501
Construction and land	4,828	132	11,904	16,864	323,193	340,057
Multi-family residential	—	—	1,281	1,281	178,701	179,982
Total real estate loans	14,247	5,744	24,293	44,284	2,225,885	2,270,169
Other loans:
Commercial and industrial	2,390	679	775	3,844	424,231	428,075
Consumer	247	57	30	334	29,568	29,902
Total other loans	2,637	736	805	4,178	453,799	457,977
Total loans	$16,884	$6,480	$25,098	$48,462	$2,679,684	$2,728,146

	December 31, 2025
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$3,562	$1,508	$4,874	$9,944	$483,502	$493,446
Home equity loans and lines	90	69	354	513	92,061	92,574
Commercial real estate	2,771	1,459	2,662	6,892	1,183,496	1,190,388
Construction and land	1,322	134	11,980	13,436	315,791	329,227
Multi-family residential	57	—	1,281	1,338	176,487	177,825
Total real estate loans	7,802	3,170	21,151	32,123	2,251,337	2,283,460
Other loans:
Commercial and industrial	156	177	1,089	1,422	429,095	430,517
Consumer	414	67	10	491	29,555	30,046
Total other loans	570	244	1,099	1,913	458,650	460,563
Total loans	$8,372	$3,414	$22,250	$34,036	$2,709,987	$2,744,023

There were $14,000 and $65,000 of loans greater than 90 days past due and accruing at March 31, 2026 and December 31, 2025, respectively.
The following tables summarize information pertaining to nonaccrual loans as of dates indicated.

	March 31, 2026
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total
Nonaccrual loans(1):
One- to four-family first mortgage	$8,337	$—	$8,337
Home equity loans and lines	542	—	542
Commercial real estate	10,837	—	10,837
Construction and land	12,812	—	12,812
Multi-family residential	1,281	—	1,281
Commercial and industrial	1,945	—	1,945
Consumer	41	—	41
Total	$35,795	$—	$35,795

	December 31, 2025
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total
Nonaccrual loans(1):
One- to four-family first mortgage	$6,531	$—	$6,531
Home equity loans and lines	531	—	531
Commercial real estate	9,011	—	9,011
Construction and land	15,367	—	15,367
Multi-family residential	1,281	—	1,281
Commercial and industrial	1,344	—	1,344
Consumer	46	—	46
Total	$34,111	$—	$34,111
(1)Nonaccrual acquired loans include PCD loans of $1,145,000 and $1,153,000 at March 31, 2026 and December 31, 2025, respectively.

All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. All payments received while on nonaccrual status are applied against the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.
Collateral Dependent Loans
The Company held loans that were individually evaluated for credit losses at March 31, 2026 and December 31, 2025 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:

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
•Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.
The tables below summarize collateral dependent loans and the related ACL at March 31, 2026 and December 31, 2025.

	March 31, 2026
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$2,876	$411
Home equity loans and lines	—	—
Commercial real estate	2,154	522
Construction and land	2,982	170
Multi-family residential	603	136
Commercial and industrial	1,409	985
Consumer	—	—
Total	$10,024	$2,224

	December 31, 2025
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$2,304	$411
Home equity loans and lines	—	—
Commercial real estate	2,162	362
Construction and land	520	—
Multi-family residential	603	136
Commercial and industrial	617	356
Consumer	—	—
Total	$6,206	$1,265

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

	Three Months Ended March 31, 2026
(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
One-to four-family first mortgage	$—	$—	$—	$—	$—	$—	—%
Home equity loans and lines	—	—	—	—	—	—	—
Commercial real estate	—	—	4,850	—	—	—	0.4
Construction and land	—	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—	—
Commercial and industrial	—	—	92	185	—	—	0.1
Consumer	—	—	—	—	—	—	—
Total	$—	$—	$4,942	$185	$—	$—	0.2%

	Three Months Ended March 31, 2025
(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
One-to four-family first mortgage	$—	$—	$23	$—	$—	$—	—%
Home equity loans and lines	—	—	—	—	—	—	—
Commercial real estate	—	—	957	—	—	—	0.1
Construction and land	—	—	2	—	—	—	—
Multi-family residential	—	—	—	—	—	—	—
Commercial and industrial	—	—	2,190	—	—	—	0.5
Consumer	—	—	—	—	—	—	—
Total	$—	$—	$3,172	$—	$—	$—	0.1%

During the three months ended March 31, 2026, the Company had one commercial real estate loan with a balance total of $1.1 million that defaulted during the period that had previously been modified within the last 12 months. During the three months ended March 31, 2025, the Company had one construction and land loan with a balance total of $215,000 that defaulted during the period that had previously been modified within the last 12 months. Default is defined as movement to past due 90 days, foreclosure or charge-off, whichever occurs first.

The following table details the financial impacts of loan modifications made to borrowers experiencing financial difficulty for the periods presented.

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Payment Deferral (dollars in thousands)	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction	Payment Deferral (dollars in thousands)	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
One-to four-family first mortgage	$—	0	—%	$—	60	—%
Home equity loans and lines	—	0	—%	—	0	—%
Commercial real estate	—	5	—%	—	12	—%
Construction and land	—	0	—%	—	3	—%
Multi-family residential	—	0	—%	—	0	—%
Commercial and industrial	—	3	1.5%	—	3	—%
Consumer	—	0	—%	—	0	—%
The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The table below reflects the performance of such loans that have been modified in the last 12 months as of March 31, 2026.

(dollars in thousands)	30-89 Days Past Due	90+ Days Past Due and Accruing	Nonaccrual	Current	Total
March 31, 2026
One-to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	808	$808
Commercial real estate	1,069	—	3,536	22,570	$27,175
Construction and land	727	—	3,725	—	$4,452
Multi-family residential	—	—	371	—	$371
Commercial and industrial	—	—	277	4,039	$4,316
Consumer	—	—	—	—	$—
Total	$1,796	$—	$7,909	$27,417	$37,122
The loan modifications reported in the table above did not significantly impact the Company's allowance for loan losses during 2026.
Foreclosed Assets and ORE
Foreclosed assets and ORE include real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets and ORE totaled $4,093,000 and $1,929,000 at March 31, 2026 and December 31, 2025, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

The carrying amount of foreclosed residential real estate properties held at March 31, 2026 and December 31, 2025 totaled $1,372,000 and $1,786,000, respectively. Loans secured by single family residential real estate that were in the process of foreclosure at March 31, 2026 and December 31, 2025 totaled $3,645,000 and $3,425,000, respectively.
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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. During the next twelve months, the Company estimates that an additional $768,000 will be reclassified as additional interest expense.

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

Fair Values of Derivative Instruments

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Financial Condition as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$80,000	$911	$—	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	$9,000	$190	$9,000	$211
Risk participation agreements	—	—	11,228	—

Netting adjustments		—		—

Net derivative amounts		$1,101		$211

	December 31, 2025
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$60,000	$1,056	$20,000	$19

Derivatives not designated as hedging instruments:
Interest rate contracts	9,000	255	9,000	275
Risk participation agreements	—	—	11,293	—

Netting adjustments		—		—

Net derivative amounts		$1,311		$294

(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

At March 31, 2026 and December 31, 2025, accumulated unrealized gains, net of taxes, on derivative instruments totaled $625,000 and $715,000, respectively.
Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income and the Consolidated Statements of Income
The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income and the Consolidated Statements of Income as of March 31, 2026 and March 31, 2025.

	Three Months Ended March 31, 2026
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$245	$245	Interest income	$359	$359

	Three Months Ended March 31, 2025
	Amount of Loss Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$(307)	$(307)	Interest income	$507	$507

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of March 31, 2026 and March 31, 2025.

(dollars in thousands)	Location of Loss Recognized on Non-designated Hedges	Three Months Ended March 31, 2026
Effects of non-designated hedges
Interest rate contracts	Other noninterest expense	$(1)
Risk participation agreements	Other noninterest expense	$—

(dollars in thousands)	Location of Income Recognized on Non-designated Hedges	Three Months Ended March 31, 2025
Effects of non-designated hedges
Interest rate contracts	Other noninterest expense	$(11)
Risk participation agreements	Other noninterest expense	$—

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

As of March 31, 2026, there were no derivatives with credit-risk-related contingent features in a net liability position. Such derivatives are measured at fair value, which includes accrued interest but excludes any adjustment for nonperformance risk. If the Company had breached any provisions at March 31, 2026, it would not have been required to settle any obligations under the agreements since the termination value was $0.

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

The carrying value of the Notes was $54,729,000 and $54,675,000 at March 31, 2026 and December 31, 2025, respectively. The Notes were recorded net of issuance costs which is being amortized using the straight-line method over five years.

Federal Home Loan Bank Advances

The average balance of total FHLB advances was $1,908,000 for the first quarter of 2026, a decrease of $178,750,000 compared to the first quarter of 2025.

The Company had no short-term FHLB advances as of March 31, 2026 or December 31, 2025. At March 31, 2026 and December 31, 2025, the Company had $0 and $3,024,000 in long-term FHLB advances, respectively, and $1,260,533,000 and $1,256,621,000 in additional FHLB advances available, respectively.

The following table summarizes long-term FHLB advances as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Fixed rate advances maturing in:
2026	$—	—%	$3,024	1.53%
Total FHLB advances	$—	—%	$3,024	1.53%

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets, by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of March 31, 2026, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.
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

The following tables present the balances of assets measured for fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

(dollars in thousands)	March 31, 2026	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$273,740	$—	$273,740	$—
Collateralized mortgage obligations	50,738	—	50,738	—
Municipal bonds	47,765	—	47,765	—
U.S. government agency	9,986	—	9,986	—
Corporate bonds	3,500	—	3,500	—
Total	$385,729	$—	$385,729	$—

Derivative assets	$1,101	$—	$1,101	$—
Total	$386,830	$—	$386,830	$—

Liabilities
Derivative liabilities	$211	$—	$211	$—

(dollars in thousands)	December 31, 2025	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$267,650	$—	$267,650	$—
Collateralized mortgage obligations	60,327	—	60,327	—
Municipal bonds	48,147	—	48,147	—
U.S. government agency	11,003	—	11,003	—
Corporate bonds	4,321	—	4,321	—
Total	$391,448	$—	$391,448	$—

Derivative assets	$1,311	$—	$1,311	$—
Total	$392,759	$—	$392,759	$—

Liabilities
Derivative liabilities	$294	$—	$294	$—

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

		Fair Value Measurements Using
(dollars in thousands)	March 31, 2026	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$7,800	$—	$—	$7,800
Foreclosed assets and ORE	4,093	—	—	4,093
Total	$11,893	$—	$—	$11,893

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2025	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$4,941	$—	$—	$4,941
Foreclosed assets and ORE	1,929	—	—	1,929
Total	$6,870	$—	$—	$6,870

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
March 31, 2026
Loans individually evaluated	$7,800	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 100%	22%
Foreclosed assets and ORE	$4,093	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 30%	15%
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
December 31, 2025
Loans individually evaluated	$4,941	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 100%	20%
Foreclosed assets and ORE	$1,929	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	0% - 43%	22%
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

Methods and assumptions used to estimate fair value of each class of financial instruments for which it is practicable to estimate fair value are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The fair value of subordinated debt is estimated based on current market rates on similar debt in the market. The Company classifies this debt in Level 2 of the fair value table. There have been no other material changes from the fair value estimate methods and assumptions previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at March 31, 2026
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$223,484	$223,484	$223,484	$—	$—
Investment securities available for sale	385,729	385,729	—	385,729	—
Investment securities held to maturity	530	531	—	531	—
Mortgage loans held for sale	1,558	1,558	—	1,558	—
Loans, net	2,694,466	2,715,880	—	2,708,080	7,800
Cash surrender value of BOLI	49,842	49,842	49,842	—	—
Derivative assets(1)	1,101	1,101	—	1,101	—
Financial Liabilities
Deposits	$3,026,781	$3,024,455	$2,285,279	$739,176	$—
Subordinated debt, net of issuance cost	54,729	54,415	—	54,415	—
Derivative liabilities(1)	211	211	—	211	—

		Fair Value Measurements at December 31, 2025
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$141,605	$141,605	$141,605	$—	$—
Investment securities available for sale	391,448	391,448	—	391,448	—
Investment securities held to maturity	1,065	1,066	—	1,066	—
Mortgage loans held for sale	1,558	1,558	—	1,558	—
Loans, net	2,710,881	2,728,477	—	2,723,536	4,941
Cash surrender value of BOLI	49,557	49,557	49,557	—	—
Derivative assets(1)	1,311	1,311	—	1,311	—
Financial Liabilities
Deposits	$2,972,806	$2,971,389	$2,167,183	$804,206	$—
Subordinated debt, net of issuance cost	54,675	54,520	—	54,520	—

Long-term FHLB advances	3,024	3,012	—	3,012	—
Derivative liabilities(1)	294	294	—	294	—
(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and the Bank from December 31, 2025 through March 31, 2026 and on its results of operations for the three months ended March 31, 2026 and 2025. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

Forward-Looking Statements
To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company or Bank, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of words such as “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions, or by future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly”. The Company’s or the Bank’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Certain risks, uncertainties and other factors, including those set forth under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2025 and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis and may include factors such as, but not limited to, our lending activities, our use of municipal deposits as a source of funds, credit quality and risk, industry and technological changes, cyber incidents or other failures, disruptions or security breaches, interest rates, commercial and residential real estate values, economic and market conditions in the markets we operate in or generally in the United States, funds availability, accounting estimates and risk management processes, legislative and regulatory changes, the fair values of our acquired assets and our investment securities portfolio, business strategy execution, key personnel, competition, mortgage markets, fraud, environmental liability and severe weather, natural disasters, acts of war or terrorism or other external events. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.
EXECUTIVE OVERVIEW
The Company reported net income for the first quarter of 2026 of $11.4 million, or $1.45 diluted EPS, up $396,000, or 3.6%, compared to the first quarter of 2025. Net income for the first quarter of 2025 totaled $11.0 million, or $1.37 diluted EPS.

Key components of the Company’s performance during the three months ended March 31, 2026 include:

•Assets increased $62.0 million, or 1.8%, from December 31, 2025 to $3.6 billion at March 31, 2026.
•Total loans were $2.7 billion at March 31, 2026, down $15.9 million, or 0.6%, from December 31, 2025.
•During the three months ended March 31, 2026, the Company provisioned $922,000 to the allowance for loan losses, primarily due an increase in individually impaired loan reserves, partially offset by loan reduction. During the three months ended March 31, 2025, the Company provisioned $394,000 to the allowance for loan losses.
•The ALL totaled $33.7 million, or 1.23% of total loans, at March 31, 2026 compared to $33.1 million, or 1.21% of total loans, at December 31, 2025. The ACL, which is comprised of the allowance for loan losses plus the allowance for unfunded lending commitments, totaled $35.3 million, or 1.29% of total loans, at March 31, 2026 compared to $34.8 million, or 1.27% of total loans, at December 31, 2025.
•Nonperforming assets increased $3.8 million, or 10.5%, from $36.1 million, or 1.03% of total assets, at December 31, 2025 to $39.9 million, or 1.12% of total assets, at March 31, 2026. The increase in nonperforming assets during the first quarter of 2026 was primarily attributable to several loan relationships, including one relationship with an outstanding balance of $1.4 million, which were placed on nonaccrual status during the quarter, partially offset by loan paydowns and payoffs.
•Total deposits amounted to $3.0 billion at March 31, 2026, an increase of $54.0 million, or 1.8%, from December 31, 2025.

•The net interest margin was 4.16% for the three months ended March 31, 2026, up 25 bps from the three months ended March 31, 2025. The increase was primarily due to a decline in the average cost of interest-bearing liabilities.
•The average rate paid on total interest-bearing deposits was 2.29% for the first quarter of 2026, which was down 22 bps from the first quarter of 2025.
•Total interest expense for the first quarter of 2026 was $13.3 million, down $2.2 million, or 14.2%, compared to the first quarter of 2025, primarily due to a decrease in FHLB borrowing interest.
•Noninterest income for the first quarter of 2026 was $3.7 million, down $271,000, or 6.8%, compared to the first quarter of 2025, primarily due to decreases in other income (down $266,000) and gain on sale of loans (down $147,000), which were partially offset by an increase in service fees and charges (up $128,000).
•Noninterest expense for the first quarter of 2026 was $22.9 million, up $1.4 million, or 6.3%, compared to the first quarter of 2025, primarily due to increases in compensation and benefits (up $1.1 million) and other expenses (up $786,000), which were partially offset by decreases in foreclosed assets (down $173,000), franchise and shares tax (down $136,000), and occupancy expense (down $132,000).

FINANCIAL CONDITION

Loans, Allowance for Credit Losses and Asset Quality

Loans
Total loans at March 31, 2026 were $2.7 billion, down $15.9 million, or 0.6%, from December 31, 2025.
The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

(dollars in thousands)	March 31, 2026	December 31, 2025	Increase/(Decrease)
Real estate loans:
One-to four-family first mortgage	$476,079	$493,446	$(17,367)	(3.5)%
Home equity loans and lines	91,550	92,574	(1,024)	(1.1)
Commercial real estate	1,182,501	1,190,388	(7,887)	(0.7)
Construction and land	340,057	329,227	10,830	3.3
Multi-family residential	179,982	177,825	2,157	1.2
Total real estate loans	2,270,169	2,283,460	(13,291)	(0.6)%
Other loans:
Commercial and industrial	428,075	430,517	(2,442)	(0.6)
Consumer	29,902	30,046	(144)	(0.5)
Total other loans	457,977	460,563	(2,586)	(0.6)
Total loans	$2,728,146	$2,744,023	$(15,877)	(0.6)%
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

At March 31, 2026, the ALL totaled $33.7 million, or 1.23% of total loans, up $538,000 from $33.1 million, or 1.21% of total loans, at December 31, 2025. During the three months ended March 31, 2026, the Company provisioned $922,000 to the allowance loan losses primarily due to an increase in individually impaired loan reserves, partially offset by loan reduction. Net loan charge-offs totaled $384,000 for the three months ended March 31, 2026.
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

Under our allowance policy, credit losses are measured on a pool basis when similar risk characteristics exist. Loans that do not share similar risk characteristics are individually evaluated for credit losses and are excluded from the pooled loan analysis. At least quarterly, management evaluates the loan portfolio to determine which loans should be individually evaluated for credit losses. Management's evaluation involves an analysis of larger (i.e., credit relationships with aggregate balances of $500,000 or greater) commercial real estate loans, multi-family residential loans, construction and land loans and commercial and industrial loans. Third party property valuations are obtained at the time of origination for real estate secured loans. When a determination is made that a loan has deteriorated to the point of becoming a problem loan, updated valuations may be ordered to determine if a short-fall exists, which may lead to a recommendation for partial charge off or appropriate allowance allocation. Property valuations are ordered through, and are reviewed by, an appraisal officer at the Bank. The Company typically orders an “as is” valuation for collateral property if a loan is in a criticized loan classification. Loans individually evaluated for credit losses are reported to the Board of Directors monthly.

At March 31, 2026 and December 31, 2025, loans identified as credit deteriorated loans and individually evaluated for expected losses were $10.0 million and $6.2 million, respectively. The following tables provide a summary of loans individually evaluated for credit losses as of the dates indicated.

	March 31, 2026
(dollars in thousands)	Recorded Investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$2,876	$411	14.29%
Home equity loans and lines	—	—	—
Commercial real estate	2,154	522	24.23
Construction and land	2,982	170	5.70
Multi-family residential	603	136	22.55
Commercial and industrial	1,409	985	69.91
Consumer	—	—	—
Total	$10,024	$2,224	22.19%

	December 31, 2025
(dollars in thousands)	Recorded Investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$2,304	$411	17.84%
Home equity loans and lines	—	—	—
Commercial real estate	2,162	362	16.74
Construction and land	520	—	—
Multi-family residential	603	136	22.55
Commercial and industrial	617	356	57.70
Consumer	—	—	—
Total	$6,206	$1,265	20.38%

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

At March 31, 2026 and December 31, 2025, loans classified as substandard totaled $61.5 million and $61.1 million, respectively. There were no assets classified as doubtful at either date. For additional information, refer to Note 5 to the Consolidated Financial Statements.

The following tables provide a summary of loans classified as special mention and substandard as of the dates indicated.

(dollars in thousands)	March 31, 2026	December 31, 2025	Increase/(Decrease)
Special Mention Loans
One- to four-family first mortgage	$—	$—	$—	—%
Home equity loans and lines	807	811	(4)	(0.5)
Commercial real estate	9,478	2,947	6,531	221.6
Construction and land	863	866	(3)	(0.3)
Multi-family residential	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—
Total special mention loans	$11,148	$4,624	$6,524	141.1%

(dollars in thousands)	March 31, 2026	December 31, 2025	Increase/(Decrease)
Substandard Loans
One- to four-family first mortgage	$9,391	$6,993	$2,398	34.3%
Home equity loans and lines	542	531	11	2.1
Commercial real estate	33,678	32,344	1,334	4.1
Construction and land	12,812	15,367	(2,555)	(16.6)
Multi-family residential	1,594	1,598	(4)	(0.3)
Commercial and industrial	3,442	4,252	(810)	(19.0)
Consumer	41	46	(5)	(10.9)
Total substandard loans	$61,500	$61,131	$369	0.6%

Total nonperforming loans increased by $1.6 million, or 4.8%, to $35.8 million at March 31, 2026, compared to $34.2 million at December 31, 2025. The increase was primarily attributable to several loan relationships, including one relationship with an outstanding balance of $1.4 million, which were placed on nonaccrual status during the quarter, partially offset by loan paydowns and payoffs. Based on the underlying collateral position and ongoing monitoring, management does not anticipate any material losses.

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

The following table sets forth the composition of the Company’s nonperforming assets as of the dates indicated.

(dollars in thousands)	March 31, 2026	December 31, 2025
Nonaccrual loans:(1)
Real estate loans:
One- to four-family first mortgage	$8,337	$6,531
Home equity loans and lines	542	531
Commercial real estate	10,837	9,011
Construction and land	12,812	15,367
Multi-family residential	1,281	1,281
Other loans:
Commercial and industrial	1,945	1,344
Consumer	41	46
Total nonaccrual loans	35,795	34,111
Accruing loans 90 days or more past due	14	65
Total nonperforming loans	35,809	34,176
Foreclosed assets and ORE	4,093	1,929
Total nonperforming assets	39,902	36,105

(dollars in thousands)	March 31, 2026	December 31, 2025
Nonperforming loans to total loans	1.31%	1.25%
Nonperforming loans to total assets	1.01%	0.98%
Nonperforming assets to total assets	1.12%	1.03%
(1)Nonaccrual acquired loans include PCD loans of $1.1 million and $1.2 million at March 31, 2026 and December 31, 2025, respectively.

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
Investment Securities

The Company’s investment securities portfolio totaled $386.3 million as of March 31, 2026, a decrease of $6.3 million, or 1.6%, from December 31, 2025. During the first quarters of 2026 and 2025, the Company had no gains or losses related to the sale of available for sale investment securities. At March 31, 2026, the Company had a net unrealized loss on its available for sale investment securities portfolio of $24.0 million, compared to a net unrealized loss of $23.4 million at December 31, 2025. The Company’s investment securities portfolio had an effective duration of 3.4 years and 3.3 years at March 31, 2026 and December 31, 2025, respectively.

The following table summarizes activity in the Company’s investment securities portfolio during the three months ended March 31, 2026.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2025	$391,448	$1,065
Purchases	21,531	—
Sales	—	—
Principal maturities, prepayments and calls	(26,757)	(535)
Amortization of premiums and accretion of discounts	58	—
Decrease in market value	(551)	—
Balance, March 31, 2026	$385,729	$530

Funding Sources

Deposits
Deposits totaled $3.0 billion at March 31, 2026, an increase of $54.0 million, or 1.8%, compared to December 31, 2025. The following table summarizes the changes in the Company’s deposits from December 31, 2025 to March 31, 2026.

(dollars in thousands)	March 31, 2026	December 31, 2025	Increase/(Decrease)
Demand deposit	$830,030	$792,951	$37,079	4.7%
Savings	202,058	201,265	793	0.4
Money market	543,120	518,740	24,380	4.7
NOW	710,071	654,227	55,844	8.5
Certificates of deposit	741,502	805,623	(64,121)	(8.0)
Total deposits	$3,026,781	$2,972,806	$53,975	1.8%

The average rate paid on interest-bearing deposits was 2.29% for the first quarter of 2026, down 22 bps compared to the first quarter of 2025. At March 31, 2026, certificates of deposit maturing within the next 12 months totaled $715.3 million.

We obtain most of our deposits from individuals, small businesses and public funds in our market areas. The following table presents our deposits per customer type for the periods indicated.

	March 31, 2026	December 31, 2025
Individuals	50%	52%
Small businesses	39	39
Public funds	8	6
Broker	3	3
Total	100%	100%

The total amounts of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) were $919.7 million at March 31, 2026 and $885.4 million at December 31, 2025. Public funds in excess of the FDIC insurance limits are fully collateralized.

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

The carrying value of the Notes was $54.7 million and $54.7 million at March 31, 2026 and December 31, 2025, respectively. The subordinated debt was recorded net of issuance costs and amortized using the straight-line method over five years.

Federal Home Loan Bank Advances

The average balance of total FHLB advances was $1.9 million for the first quarter of 2026, down $178.8 million compared to the first quarter of 2025.

The Company had no short-term FHLB advances as of March 31, 2026 and December 31, 2025. At March 31, 2026 and December 31, 2025, the Company had $0.0 million and $3.0 million in long-term FHLB advances, respectively, and $1.3 billion and $1.3 billion in additional FHLB advances available, respectively.

Shareholders’ Equity

Total shareholders’ equity increased $9.3 million, or 2.1%, from $435.1 million at December 31, 2025 to $444.4 million at March 31, 2026. Shareholders' equity increased primarily due to net income of $11.4 million, which was partially offset by an increase in the accumulated other comprehensive loss on available for sale investment securities and cash dividends paid on the common stock during the three months ended March 31, 2026.

At March 31, 2026, the Company and the Bank had regulatory capital amounts that were well in excess of regulatory requirements. The following table presents actual and required capital ratios for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2026 based on the required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Tier 1 risk-based capital	$379,011	13.01%	$247,695	8.50%	N/A	N/A
Total risk-based capital	468,845	16.09	305,976	10.50	N/A	N/A
Tier 1 leverage capital	379,011	10.92	138,806	4.00	N/A	N/A

Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$419,061	14.44%	$203,204	7.00%	$188,689	6.50%
Tier 1 risk-based capital	419,061	14.44	246,747	8.50	232,233	8.00
Total risk-based capital	454,166	15.65	304,805	10.50	290,291	10.00
Tier 1 leverage capital	419,061	12.11	138,379	4.00	172,973	5.00

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

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At March 31, 2026, certificates of deposit maturing within the next 12 months totaled $715.3 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of securities available for sale, the Company has significant borrowing capacity available to fund liquidity needs. In recent years, the Company has utilized borrowings as a cost efficient addition to deposits as a source of funds. Borrowings consist of advances from the FHLB of Dallas, of which the Company is a member. Under terms of the collateral agreement with the FHLB, the Company pledges residential mortgage loans and investment securities as well as the Company’s stock in the FHLB as collateral for such advances. For the three months ended March 31, 2026, the average balance of outstanding FHLB advances was $1.9 million. At March 31, 2026, the Company had $0.0 million in total outstanding FHLB advances.

Asset/Liability Management
The objective of asset/liability management is to implement strategies for the funding and deployment of the Company’s financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk. Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of March 31, 2026.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	6.8%
+100	3.5%
-100	(3.8)%
-200	(7.2)%

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

The Company periodically has entered into interest rate swap agreements as part of its interest rate risk management strategy. The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements. During 2026 and 2025, such derivatives were used to hedge the variable cost associated with existing variable rate liabilities. Refer to Note 6 of the Consolidated Financial Statements for more information on the effects of the derivative financial instruments on the consolidated financial statements.

To meet the financing needs of its customers, the Company issues financial instruments which represent conditional obligations that are not recognized, wholly or in part, in the statements of financial condition. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments expose the Company to varying degrees of credit and interest rate risk in much the same way as funded loans. The same credit policies are used in these commitments as for on-balance sheet instruments. At both March 31, 2026 and December 31, 2025, the Company's allowance for credit losses on unfunded commitments totaled $1.6 million and $1.6 million, respectively.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of the periods indicated.

	Contract Amount
(dollars in thousands)	March 31, 2026	December 31, 2025
Standby letters of credit	$10,021	$8,724
Available portion of lines of credit	505,199	498,442
Undisbursed portion of loans in process	80,905	69,223
Commitments to originate loans	199,377	165,251

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
RESULTS OF OPERATIONS
Net income for the first quarter of 2026 was $11.4 million, up $396,000, or 3.6%, compared to the first quarter of 2025. Diluted EPS for the first quarter of 2026 was $1.45, up $0.08 compared to the first quarter of 2025.

During the three months ended March 31, 2026, the Company provisioned $922,000 to the allowance for loan losses, primarily due to an increase in individually impaired loan reserves, partially offset by loan reduction. During the three months ended March 31, 2025, the Company provisioned $394,000 to the allowance for loan losses, primarily due to loan growth.

Net Interest Income
Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s tax-equivalent net interest spread was 3.40% and 3.10% for the quarters ended March 31, 2026 and 2025, respectively.

Net interest income totaled $34.5 million for the first quarter of 2026, up $2.7 million, or 8.6%, compared to the first quarter of 2025.

The Company’s tax-equivalent net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.16% and 3.91% for the quarters ended March 31, 2026 and 2025, respectively. For the same periods, the average loan yield was 6.41% and 6.43%, respectively.

Acquired loan discount accretion included in interest income totaled $189,000 and $356,000 for the quarters ended March 31, 2026 and 2025, respectively.

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

	Three Months Ended March 31,
	2026			2025
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$2,734,651	$43,717	6.41%	$2,745,212	$44,032	6.43%
Investment securities
Taxable	391,705	2,491	2.54	423,412	2,592	2.45
Tax-exempt (TE)	15,603	69	2.26	16,144	72	2.26
Total investment securities	407,308	2,560	2.53	439,556	2,664	2.44
Other interest-earning assets	168,715	1,463	3.52	55,851	505	3.67
Total interest-earning assets (TE)	3,310,674	$47,740	5.78	3,240,619	$47,201	5.84
Noninterest-earning assets	221,507			208,853
Total assets	$3,532,181			$3,449,472
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,431,639	$5,809	1.65%	$1,306,602	$5,401	1.68%
Certificates of deposit	764,900	6,597	3.50	732,079	7,221	4.00
Total interest-bearing deposits	2,196,539	12,406	2.29	2,038,681	12,622	2.51
Other borrowings	—	—	—	5,539	53	3.89
Subordinated debt	54,702	845	6.18	54,485	845	6.20
Short-term FHLB advances	—	—	—	149,043	1,655	4.44
Long-term FHLB advances	1,908	7	1.49	31,615	277	3.51
Total interest-bearing liabilities	2,253,149	$13,258	2.38	2,279,363	$15,452	2.74
Noninterest-bearing liabilities	836,422			766,605
Total liabilities	3,089,571			3,045,968
Shareholders’ equity	442,610			403,504
Total liabilities and shareholders' equity	$3,532,181			$3,449,472
Net interest-earning assets	$1,057,525			$961,256
Net interest spread (TE)		$34,482	3.40%		$31,749	3.10%
Net interest margin (TE)			4.16%			3.91%
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

	Three Months Ended March 31,
	2026 Compared to 2025
	Change Attributable To
(dollars in thousands)	Rate	Volume	Increase/ (Decrease)
Interest income:
Loans receivable	$(146)	$(169)	$(315)
Investment securities	97	(201)	(104)
Other interest-earning assets	(42)	1,000	958
Total interest income	(91)	630	539
Interest expense:
Savings, checking and money market accounts	(272)	680	408
Certificates of deposit	(928)	304	(624)
Other borrowings	(27)	(26)	(53)
Subordinated debt	(3)	3	—
FHLB advances	(912)	(1,013)	(1,925)
Total interest expense	(2,142)	(52)	(2,194)
Increase in net interest income	$2,051	$682	$2,733

Noninterest Income

Noninterest income for the first quarter of 2026 totaled $3.7 million, down $271,000, or 6.8%, from $4.0 million earned for the same period in 2025. Noninterest income decreased over the comparable period primarily due to decreases in other income (down $266,000) and gain on sale of loans (down $147,000), which were partially offset by an increase in service fees and charges (up $128,000).

Noninterest Expense

Noninterest expense for the first quarter of 2026 totaled $22.9 million, up $1.4 million, or 6.3%, from the first quarter of 2025. Noninterest expense increased over the comparable quarter primarily due to increases in compensation and benefits (up $1.1 million) and other expenses (up $786,000), which were partially offset by decreases in foreclosed assets (down $173,000), franchise and shares tax (down $136,000), and occupancy expense (down $132,000).

Income Taxes

Income tax expense for the three months ended March 31, 2026 totaled $3.0 million, compared to $2.8 million for the three months ended March 31, 2025. Income tax expense increased over the prior comparable quarter primarily due to increased taxable earnings. The Company's effective tax rates for the first quarters of 2026 and 2025 were 20.9% and 20.5%, respectively.
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

We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. Our accounting policies are discussed in detail in Note 1 - Basis of Presentation in the accompanying notes to the consolidated financial statements included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2025. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, management believes the policy noted below meets the SEC’s definition of a critical accounting policy.

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
Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2025, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at March 31, 2026 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Not applicable.

Item 1A.	Risk Factors.
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds.
(a)    Not applicable.
(b)    Not applicable.
(c)    The Company’s purchases of its common stock made during the quarter ended March 31, 2026 consisted of stock repurchases under the Company’s approved plans and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
January 1 – January 31, 2026	—	$—	—	390,222
February 1 – February 28, 2026	—	—	—	390,222
March 1 – March 31, 2026	4,332	58.00	4,332	385,890
Total	4,332	$58.00	4,332	385,890
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
(a)    Not applicable.
(b)    Not applicable.
(c)    During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

HOME BANCORP, INC.

May 6, 2026	By:	/s/ John W. Bordelon
John W. Bordelon
Chairman of the Board, President and Chief Executive Officer

May 6, 2026	By:	/s/ David T. Kirkley
David T. Kirkley
Senior Executive Vice President and Chief Financial Officer

May 6, 2026	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank, N. A. Senior Vice President and Director of Financial Management