Form 10-Q
period 2026-06-30
HOME BANCORP, INC.
filed 2026-08-03
CIK 1436425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 31, 2026, the registrant had 7,870,750 shares of common stock, $0.01 par value, outstanding.

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

ACL	–	Allowance for credit losses
ALL	–	Allowance for loan losses
AOCI	–	Accumulated other comprehensive income
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
Bank	–	Home Bank, N. A., a wholly-owned subsidiary of the Company
BOLI	–	Bank-owned life insurance
bps	–	basis points, 100 basis points being equal to 1.0%
CODM	–	Chief Operating Decision Maker
Company	–	Home Bancorp, Inc., a Louisiana corporation and the holding company for Home Bank, N. A.
EPS	–	Earnings per common share
ESOP	–	Employee Stock Ownership Plan
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
FHLB	–	Federal Home Loan Bank
GAAP	–	Generally Accepted Accounting Principles
LTV	–	Loan-to-value
NOW	–	Negotiable Order of Withdrawal
NPA(s)	–	Nonperforming asset(s)
OCI	–	Other comprehensive income
ORE	–	Other real estate
PCD	–	Purchased credit deteriorated
SEC	–	U.S. Securities and Exchange Commission
SOFR	–	Secured Overnight Financing Rate
TE	–	Taxable equivalent
U.S.	–	United States
VIE	–	Variable Interest Entity

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)	(Audited)
(dollars in thousands)	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$188,224	$141,605
Investment securities available for sale, at fair value (amortized cost $433,631 and $414,884, respectively)	408,582	391,448
Investment securities held to maturity (fair values of $531 and $1,066, respectively)	530	1,065
Mortgage loans held for sale	1,566	1,558
Loans, net of unearned income	2,778,890	2,744,023
Allowance for loan losses	(33,994)	(33,142)
Total loans, net of unearned income and allowance for loan losses	2,744,896	2,710,881
Office properties and equipment, net	51,538	48,995
Cash surrender value of bank-owned life insurance	50,131	49,557
Goodwill and core deposit intangibles	83,513	83,957
Accrued interest receivable and other assets	74,213	63,560
Total Assets	$3,603,193	$3,492,626
Liabilities
Deposits:
Noninterest-bearing	$835,118	$792,951
Interest-bearing	2,233,765	2,179,855
Total Deposits	3,068,883	2,972,806
Subordinated debt, net of issuance cost	54,784	54,675
Long-term Federal Home Loan Bank advances	—	3,024
Accrued interest payable and other liabilities	26,069	27,027
Total Liabilities	3,149,736	3,057,532
Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 7,868,139 and 7,831,342 shares issued and outstanding, respectively	79	78
Additional paid-in capital	171,234	168,963
Unallocated common stock held by:
Employee Stock Ownership Plan	(803)	(982)
Retained earnings	302,171	284,834
Accumulated other comprehensive loss	(19,224)	(17,799)
Total Shareholders’ Equity	453,457	435,094
Total Liabilities and Shareholders’ Equity	$3,603,193	$3,492,626
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Interest Income
Loans, including fees	$45,001	$45,287	$88,718	$89,319
Investment securities:
Taxable interest	2,733	2,523	5,224	5,115
Tax-exempt interest	71	73	140	145
Other investments and deposits	1,414	746	2,877	1,251
Total interest income	49,219	48,629	96,959	95,830
Interest Expense
Deposits	12,569	13,142	24,975	25,764
Other borrowings	—	53	—	106
Subordinated debt expense	845	844	1,690	1,689
Short-term Federal Home Loan Bank advances	—	1,120	—	2,775
Long-term Federal Home Loan Bank advances	—	119	7	396
Total interest expense	13,414	15,278	26,672	30,730
Net interest income	35,805	33,351	70,287	65,100
Provision for loan losses	762	489	1,684	883
Net interest income after provision for loan losses	35,043	32,862	68,603	64,217
Noninterest Income
Service fees and charges	1,407	1,345	2,844	2,654
Bank card fees	1,718	1,750	3,312	3,328
Gain on sale of loans, net	229	114	459	491
Income from bank-owned life insurance	289	282	574	560
(Loss) gain on sale of assets, net	(1)	(2)	(1)	7
Other income	277	227	469	685
Total noninterest income	3,919	3,716	7,657	7,725
Noninterest Expense
Compensation and benefits	15,036	13,322	28,750	25,974
Occupancy	2,614	2,513	5,043	5,074
Marketing and advertising	522	461	1,016	890
Data processing and communication	2,655	2,628	5,284	5,270
Professional services	417	396	818	801
Forms, printing and supplies	179	203	398	403
Franchise and shares tax	340	483	680	959
Regulatory fees	460	502	922	1,018
Foreclosed assets, net	385	419	439	646
Amortization of acquisition intangible	210	269	444	562
Reversal for credit losses on unfunded commitments	—	(970)	—	(970)
Other expenses	1,736	2,181	3,700	3,359
Total noninterest expense	24,554	22,407	47,494	43,986
Income before income tax expense	14,408	14,171	28,766	27,956
Income tax expense	2,793	2,841	5,791	5,662
Net Income	$11,615	$11,330	$22,975	$22,294
Earnings per share:
Basic	$1.49	$1.47	$2.96	$2.85
Diluted	$1.48	$1.45	$2.93	$2.82
Cash dividends declared per common share	$0.31	$0.27	$0.62	$0.54
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Net Income	$11,615	$11,330	$22,975	$22,294
Other Comprehensive (Loss) Income
Unrealized (losses) gains on available for sale investment securities	(1,062)	3,810	(1,613)	10,822
Unrealized losses on cash flow hedges	(76)	(529)	(190)	(1,343)
Tax effect	238	(689)	378	(1,990)
Other comprehensive (loss) income, net of taxes	(900)	2,592	(1,425)	7,489
Comprehensive Income	$10,715	$13,922	$21,550	$29,783
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, March 31, 2025	$79	$167,231	$(1,250)	$261,856	$(25,085)	$402,831
Net income				11,330		11,330
Other comprehensive income					2,592	2,592
Purchase of Company’s common stock at cost, 147,243 shares	(1)	(1,471)		(5,013)		(6,485)
Cash dividends declared, $0.27 per share				(2,107)		(2,107)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 29,333 shares	—	107		(249)		(142)
ESOP shares released for allocation		381	90			471
Share-based compensation cost		328				328
Balance, June 30, 2025	$78	$166,576	$(1,160)	$265,817	$(22,493)	$408,818
Balance, March 31, 2026	$78	$169,995	$(893)	$293,554	$(18,324)	$444,410
Net income				11,615		11,615
Other comprehensive loss					(900)	(900)
Purchase of Company’s common stock at cost, 2,720 shares	—	(27)		(155)		(182)
Cash dividends declared, $0.31 per share				(2,430)		(2,430)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 37,055 shares	1	286		(413)		(126)
ESOP shares released for allocation		508	90			598
Share-based compensation cost		472				472
Balance, June 30, 2026	$79	$171,234	$(803)	$302,171	$(19,224)	$453,457
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - CONTINUED
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2024	$81	$168,138	$(1,339)	$259,190	$(29,982)	$396,088
Net income				22,294		22,294
Other comprehensive income					7,489	7,489
Purchase of Company’s common stock at cost, 320,740 shares	(3)	(3,204)		(11,111)		(14,318)
Cash dividends declared, $0.54 per share				(4,293)		(4,293)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 37,389 shares		265		(263)		2
Exercise of stock options	—	11				11
ESOP shares released for allocation		747	179			926
Share-based compensation cost		619				619
Balance, June 30, 2025	$78	$166,576	$(1,160)	$265,817	$(22,493)	$408,818
Balance, December 31, 2025	$78	$168,963	$(982)	$284,834	$(17,799)	$435,094
Net income				22,975		22,975
Other comprehensive loss					(1,425)	(1,425)
Purchase of Company’s common stock at cost, 7,052 shares	—	(70)		(361)		(431)
Cash dividends declared, $0.62 per share				(4,859)		(4,859)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 43,599 shares	1	495		(418)		78
Exercise of stock options	—	11				11
ESOP shares released for allocation		974	179			1,153
Share-based compensation cost		861				861
Balance, June 30, 2026	$79	$171,234	$(803)	$302,171	$(19,224)	$453,457

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(dollars in thousands)	2026	2025
Cash flows from operating activities:
Net income	$22,975	$22,294
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,684	883
Reversal of provision for unfunded commitments	—	(970)
Depreciation	1,746	1,647
Amortization and accretion of purchase accounting valuations and intangibles	837	1,278
Losses on equity investments	15	202
Federal Home Loan Bank stock dividends	(51)	(195)
Net (accretion) amortization of discount on investments	(165)	111
Amortization of subordinated debt issuance cost	109	108
Gain on loans sold, net	(459)	(491)
Proceeds, including principal payments, from loans held for sale	56,089	24,784
Originations of loans held for sale	(55,675)	(25,076)
Loss (gain) on sale of assets, net	1	(7)
Non-cash compensation	2,014	1,545
Deferred income tax (benefit) expense	(226)	139
Decrease in accrued interest receivable and other assets	680	104
Increase in cash surrender value of bank-owned life insurance	(574)	(560)
Increase in accrued interest payable and other liabilities	(958)	(4,471)
Net cash provided by operating activities	28,042	21,325
Cash flows from investing activities:
Purchases of securities available for sale	(60,846)	(7,392)
Proceeds from maturities, prepayments and calls on securities available for sale	42,264	27,433
Proceeds from maturities, prepayments and calls on securities held to maturity	535	—
Increase in loans, net	(48,767)	(48,768)
Proceeds from sale of foreclosed assets	1,832	1,319
Purchases of office properties and equipment	(4,290)	(4,719)
Proceeds from sale of office properties and equipment	—	187
Purchase of Federal Home Loan Bank stock	—	(1,582)
Proceeds from redemption of Federal Home Loan Bank stock	—	4,658
Net cash used in investing activities	(69,272)	(28,864)
Cash flows from financing activities:
Increase in deposits, net	96,074	127,534
Borrowings of Federal Home Loan Bank advances	—	3,513,875
Repayments of Federal Home Loan Bank advances	(3,024)	(3,601,225)
Proceeds from exercise of stock options	11	11
Issuance of stock under incentive plans, net	78	2
Dividends paid to shareholders	(4,859)	(4,293)
Purchase of Company’s common stock	(431)	(14,318)
Net cash provided by financing activities	87,849	21,586
Net change in cash and cash equivalents	46,619	14,047
Cash and cash equivalents, beginning	141,605	98,548
Cash and cash equivalents, ending	$188,224	$112,595
Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$26,957	$31,715
Income taxes paid	7,315	8,010
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Home Bancorp, Inc. (the "Company") were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") for the year ended December 31, 2025.

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

Reclassifications
Certain reclassifications may have been made to prior period balances to conform to the current period presentation.
2. Recent Accounting Pronouncements

Issued but Not Yet Adopted Accounting Standards

Accounting Standards Update ("ASU") 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative" ("ASU 2023-06") related to disclosure or presentation requirements for various subtopics in the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification (“ASC”). The amendments in the update are intended to align the requirements in the ASC with the SEC's regulations and facilitate the application of GAAP for all entities. The effective date for each amendment is the date on which the SEC's removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or if the SEC has not removed the requirements by June 30, 2027, this amendment will be removed from the ASC and will not become effective for any entity. Early adoption is prohibited. We do not expect this update to have a material impact on our consolidated financial statements.

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

ASU 2025-03, "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity ("VIE")" ("ASU 2025-03") clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a VIE that meets the definition of a business. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted, and the standard is to be applied prospectively to acquisitions after the adoption date. We do not expect this update to have a material impact on our consolidated financial statements.

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

ASU No. 2025-12, "Codification Improvements" ("ASU 2025-12") addresses suggestions received from stakeholders regarding the ASC and makes other incremental improvements to GAAP. The update represents changes to the ASC that clarify, correct errors, or make minor improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. We do not expect this update to have a material impact on our consolidated financial statements.
3. Investment Securities
The following tables summarize the Company’s available for sale and held to maturity investment securities at June 30, 2026 and December 31, 2025.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026
Available for sale:
U.S. agency mortgage-backed	$317,940	$222	$18,722	$299,440
Collateralized mortgage obligations	47,421	1	1,021	46,401
Municipal bonds	52,806	1	5,018	47,789
U.S. government agency	10,464	—	512	9,952
Corporate bonds	5,000	—	—	5,000
Total available for sale	$433,631	$224	$25,273	$408,582
Held to maturity:
Municipal bonds	$530	$1	$—	$531
Total held to maturity	$530	$1	$—	$531

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Available for sale:
U.S. agency mortgage-backed	$284,749	$402	$17,501	$267,650
Collateralized mortgage obligations	61,185	1	859	60,327
Municipal bonds	53,018	3	4,874	48,147
U.S. government agency	11,441	—	438	11,003
Corporate bonds	4,491	9	179	4,321
Total available for sale	$414,884	$415	$23,851	$391,448
Held to maturity:
Municipal bonds	$1,065	$1	$—	$1,066
Total held to maturity	$1,065	$1	$—	$1,066
The estimated fair value and amortized cost by contractual maturity of the Company’s investment securities as of June 30, 2026 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities. The Company’s investment securities portfolio had an effective duration of 3.4 years and 3.3 years at June 30, 2026 and December 31, 2025, respectively.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Available for sale:
U.S. agency mortgage-backed	$16,910	$96,084	$97,725	$88,721	$299,440
Collateralized mortgage obligations	13,109	21,328	336	11,628	46,401
Municipal bonds	—	12,717	32,632	2,440	47,789
U.S. government agency	—	1,694	8,258	—	9,952
Corporate bonds	—	—	5,000	—	5,000
Total available for sale	$30,019	$131,823	$143,951	$102,789	$408,582
Held to maturity:
Municipal bonds	$531	$—	$—	$—	$531
Total held to maturity	$531	$—	$—	$—	$531

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Available for sale:
U.S. agency mortgage-backed	$17,037	$99,419	$102,105	$99,379	$317,940
Collateralized mortgage obligations	13,191	21,789	341	12,100	47,421
Municipal bonds	—	13,327	36,832	2,647	52,806
U.S. government agency	—	1,807	8,657	—	10,464
Corporate bonds	—	—	5,000	—	5,000
Total available for sale	$30,228	$136,342	$152,935	$114,126	$433,631
Held to maturity:
Municipal bonds	$530	$—	$—	$—	$530
Total held to maturity	$530	$—	$—	$—	$530

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

The Company performs a process to determine whether the decline in the fair value of securities has resulted from credit losses or other factors. This process involves evaluating each security for impairment by monitoring credit performance, collateral type, collateral geography, bond credit support, loan-to-value ("LTV") ratios, credit scores, loss severity levels, pricing levels, downgrades by rating agencies, cash flow projections and other factors as indicators of potential credit issues. If this evaluation indicates the existence of credit losses, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis. If the present value of expected cash flows is less than the amortized cost basis, an allowance for credit losses ("ACL") is recorded, limited by the amount that the fair value of the security is less than its amortized cost.

The Company's investment securities with unrealized losses, aggregated by type and length of time that individual securities have been in a continuous loss position, are summarized in the following tables.

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
June 30, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$80,736	$937	$196,289	$17,785	$277,025	$18,722
Collateralized mortgage obligations	10,145	91	36,187	930	46,332	1,021
Municipal bonds	1,797	7	45,350	5,011	47,147	5,018
U.S. government agency	3,039	46	6,913	466	9,952	512
Corporate bonds	—	—	—	—	—	—
Total available for sale	$95,717	$1,081	$284,739	$24,192	$380,456	$25,273

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$13,590	$51	$220,409	$17,450	$233,999	$17,501
Collateralized mortgage obligations	25	—	60,276	859	60,301	859
Municipal bonds	—	—	46,205	4,874	46,205	4,874
U.S. government agency	—	—	11,003	438	11,003	438
Corporate bonds	—	—	3,320	179	3,320	179
Total available for sale	$13,615	$51	$341,213	$23,800	$354,828	$23,851

At June 30, 2026, 219 of the Company’s debt securities had unrealized losses totaling 6.2% of the individual securities’ amortized cost basis and 5.8% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 184 of the 219 securities had been in a continuous loss position for over 12 months. Management has determined that the declines in the fair value of these securities were not attributable to credit losses. As a result, no ACL was recorded for available for sale investment securities at June 30, 2026.

At June 30, 2026, it was determined that no ACL was required for the Company's held-to-maturity investment securities. The Company monitors credit quality of debt securities held-to-maturity through the use of credit ratings. The following tables present the amortized cost of the Company's held-to-maturity securities by credit quality rating at June 30, 2026 and December 31, 2025.

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
June 30, 2026
Held to maturity:
Municipal bonds	$530	$—	$530

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
December 31, 2025
Held to maturity:
Municipal bonds	$1,065	$—	$1,065

Accrued interest receivable on the Company's investment securities was $1,351,000 and $1,305,000 at June 30, 2026 and December 31, 2025, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

At June 30, 2026 and December 31, 2025, the Company had $139,858,000 and $140,110,000, respectively, of securities pledged to secure public deposits. In addition, as of June 30, 2026 and December 31, 2025, the Company had no and $2,370,000, respectively, of securities pledged to the Federal Reserve Discount Window and U.S. Bankruptcy Trustee for debtor in possession accounts held at Home Bank, N.A. (the "Bank").

4. Earnings Per Share
Earnings per common share ("EPS") was computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income available to common shareholders	$11,615	$11,330	$22,975	$22,294
Denominator:
Weighted average common shares outstanding	7,768	7,707	7,755	7,828
Effect of dilutive securities:
Restricted stock	55	45	55	46
Stock options	30	29	30	29
Weighted average common shares outstanding – assuming dilution	7,853	7,781	7,840	7,903
Basic earnings per common share	$1.49	$1.47	$2.96	$2.85
Diluted earnings per common share	$1.48	$1.45	$2.93	$2.82

Options for 4,325 and 6,897 shares of common stock were not included in the computation of diluted EPS for the three months ended June 30, 2026 and 2025, respectively, because the effect of those shares was anti-dilutive. For the six months ended June 30, 2026 and 2025, options for 2,174 and 4,297, respectively, shares of common stock were not included in the computation of diluted EPS because the effect of these shares was anti-dilutive.
5. Credit Quality and Allowance for Credit Losses

The Company’s loans, net of unearned income, consisted of the following as of the dates indicated.

(dollars in thousands)	June 30, 2026	December 31, 2025
Real estate loans:
One- to four-family first mortgage	$475,602	$493,446
Home equity loans and lines	90,529	92,574
Commercial real estate	1,215,828	1,190,388
Construction and land	323,541	329,227
Multi-family residential	197,624	177,825
Total real estate loans	2,303,124	2,283,460
Other loans:
Commercial and industrial	446,352	430,517
Consumer	29,414	30,046
Total other loans	475,766	460,563
Total loans	$2,778,890	$2,744,023

The net discount on the Company’s acquired loans was $801,000 and $1,183,000 at June 30, 2026 and December 31, 2025, respectively. In addition, loan balances as of June 30, 2026 and December 31, 2025 are reported net of unearned income of $5,155,000 and $4,929,000, respectively.

Accrued interest receivable on the Company's loans was $12,863,000 and $13,000,000 at June 30, 2026 and December 31, 2025, respectively, and is excluded from the estimate of the ACL. Those amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

Allowance for Credit Losses
The ACL, which includes the allowance for loan losses ("ALL") and the ACL on unfunded lending commitments, and recorded investment in loans as of the dates indicated are as follows.

	June 30, 2026
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$4,481	$112	$4,593
Home equity loans and lines	1,325	—	1,325
Commercial real estate	14,054	200	14,254
Construction and land	2,884	—	2,884
Multi-family residential	1,681	136	1,817
Commercial and industrial	6,901	1,412	8,313
Consumer	808	—	808
Total allowance for loan losses	$32,134	$1,860	$33,994

Unfunded lending commitments(1)	$1,625	$—	$1,625
Total allowance for credit losses	$33,759	$1,860	$35,619

	June 30, 2026
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$474,583	$1,019	$475,602
Home equity loans and lines	90,529	—	90,529
Commercial real estate	1,214,703	1,125	1,215,828
Construction and land	323,541	—	323,541
Multi-family residential	197,021	603	197,624
Commercial and industrial	444,615	1,737	446,352
Consumer	29,414	—	29,414
Total loans	$2,774,406	$4,484	$2,778,890

	December 31, 2025
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$4,651	$411	$5,062
Home equity loans and lines	1,335	—	1,335
Commercial real estate	14,141	362	14,503
Construction and land	2,813	—	2,813
Multi-family residential	1,363	136	1,499
Commercial and industrial	6,782	356	7,138
Consumer	792	—	792
Total allowance for loan losses	$31,877	$1,265	$33,142

Unfunded lending commitments(1)	$1,625	$—	$1,625
Total allowance for credit losses	$33,502	$1,265	$34,767

	December 31, 2025
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$491,142	$2,304	$493,446
Home equity loans and lines	92,574	—	92,574
Commercial real estate	1,188,226	2,162	1,190,388
Construction and land	328,707	520	329,227
Multi-family residential	177,222	603	177,825
Commercial and industrial	429,900	617	430,517
Consumer	30,046	—	30,046
Total loans	$2,737,817	$6,206	$2,744,023
(1)The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.
(2)One purchased credit deteriorated ("PCD") loan was individually evaluated at June 30, 2026 and December 31, 2025, respectively.

A summary of activity in the ACL for the six months ended June 30, 2026 and June 30, 2025 follows.

	Six Months Ended June 30, 2026
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$5,062	$(192)	$3	$(280)	$4,593
Home equity loans and lines	1,335	—	—	(10)	1,325
Commercial real estate	14,503	—	—	(249)	14,254
Construction and land	2,813	(126)	—	197	2,884
Multi-family residential	1,499	—	—	318	1,817
Commercial and industrial	7,138	(387)	126	1,436	8,313
Consumer	792	(272)	16	272	808
Total allowance for loan losses	$33,142	$(977)	$145	$1,684	$33,994

Unfunded lending commitments	$1,625	$—	$—	$—	$1,625
Total allowance for credit losses	$34,767	$(977)	$145	$1,684	$35,619

	Six Months Ended June 30, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$4,430	$—	$7	$820	$5,257
Home equity loans and lines	801	—	22	157	980
Commercial real estate	13,521	(21)	—	1,705	15,205
Construction and land	5,484	—	—	(2,287)	3,197
Multi-family residential	1,090	—	—	(35)	1,055
Commercial and industrial	6,861	(409)	248	266	6,966
Consumer	729	(256)	42	257	772
Total allowance for loan losses	$32,916	$(686)	$319	$883	$33,432

Unfunded lending commitments	$2,700	$—	$—	$(970)	$1,730
Total allowance for credit losses	$35,616	$(686)	$319	$(87)	$35,162

Credit Quality
The following tables present the Company’s loan portfolio by credit quality classification and origination year as of June 30, 2026 and December 31, 2025. The gross charge-offs presented in the tables that follow are for the six months ended June 30, 2026 and the year ended December 31, 2025.

	June 30, 2026
	Term Loans by Origination Year
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$30,236	$59,726	$54,883	$76,435	$82,586	$133,284	$30,385	$597	$468,132
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	995	788	1,423	1,349	2,877	—	38	7,470
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$30,236	$60,721	$55,671	$77,858	$83,935	$136,161	$30,385	$635	$475,602
Current period gross charge-offs	$—	$—	$—	$136	$—	$56	$—	$—	$192
Home equity loans and lines:
Pass	$835	$1,885	$1,302	$1,976	$2,418	$4,667	$74,772	$1,965	$89,820
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	252	75	382	709
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$835	$1,885	$1,302	$1,976	$2,418	$4,919	$74,847	$2,347	$90,529
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$110,360	$203,167	$163,019	$127,406	$244,904	$289,067	$22,811	$1,311	$1,162,045
Special Mention	—	—	14,522	350	1,021	4,080	—	—	19,973
Substandard	—	390	1,608	363	7,595	23,094	760	—	33,810
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$110,360	$203,557	$179,149	$128,119	$253,520	$316,241	$23,571	$1,311	$1,215,828
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land:
Pass	$46,359	$124,786	$52,152	$67,953	$5,839	$5,294	$12,161	$267	$314,811
Special Mention	—	1,695	—	—	131	—	—	—	1,826
Substandard	—	—	303	3,562	1,892	1,147	—	—	6,904
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$46,359	$126,481	$52,455	$71,515	$7,862	$6,441	$12,161	$267	$323,541
Current period gross charge-offs	$—	$—	$—	$—	$126	$—	$—	$—	$126

	June 30, 2026
	Term Loans by Origination Year
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Multi-family residential:
Pass	$23,391	$23,796	$39,028	$30,813	$46,043	$27,247	$4,546	$—	$194,864
Special Mention	—	—	—	—	—	1,166	—	—	1,166
Substandard	—	308	—	—	312	603	—	371	1,594
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$23,391	$24,104	$39,028	$30,813	$46,355	$29,016	$4,546	$371	$197,624
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Pass	$48,709	$48,564	$54,184	$33,896	$34,813	$10,663	$190,947	$2,253	$424,029
Special Mention	—	—	1,055	—	—	—	400	2,491	3,946
Substandard	—	2,452	1,399	296	426	691	12,552	561	18,377
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$48,709	$51,016	$56,638	$34,192	$35,239	$11,354	$203,899	$5,305	$446,352
Current period gross charge-offs	$—	$59	$—	$14	$—	$—	$314	$—	$387
Consumer:
Pass	$4,064	$3,838	$1,446	$1,056	$1,058	$7,120	$10,717	$90	$29,389
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	4	—	—	6	15	—	—	25
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$4,064	$3,842	$1,446	$1,056	$1,064	$7,135	$10,717	$90	$29,414
Current period gross charge-offs	$—	$11	$6	$11	$—	$4	$240	$—	$272
Total loans:
Pass	$263,954	$465,762	$366,014	$339,535	$417,661	$477,342	$346,339	$6,483	$2,683,090
Special Mention	—	1,695	15,577	350	1,152	5,246	400	2,491	26,911
Substandard	—	4,149	4,098	5,644	11,580	28,679	13,387	1,352	68,889
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$263,954	$471,606	$385,689	$345,529	$430,393	$511,267	$360,126	$10,326	$2,778,890
Current period gross charge-offs	$—	$70	$6	$161	$126	$60	$554	$—	$977

	December 31, 2025
	Term Loans by Origination Year
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$65,510	$61,353	$85,573	$90,946	$68,713	$87,020	$26,173	$1,165	$486,453
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	20	245	1,534	2,625	409	1,999	—	161	6,993
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$65,530	$61,598	$87,107	$93,571	$69,122	$89,019	$26,173	$1,326	$493,446
Current period gross charge-offs	$—	$—	$—	$—	$—	$14	$—	$—	$14
Home equity loans and lines:
Pass	$1,652	$1,526	$1,257	$1,937	$1,395	$3,756	$76,230	$3,479	$91,232
Special Mention	—	—	145	483	183	—	—	—	811
Substandard	—	—	—	59	—	343	29	100	531
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,652	$1,526	$1,402	$2,479	$1,578	$4,099	$76,259	$3,579	$92,574
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$184,225	$178,055	$141,348	$259,605	$175,380	$191,197	$19,545	$5,742	$1,155,097
Special Mention	—	—	—	1,043	796	1,108	—	—	2,947
Substandard	398	146	363	7,559	8,414	14,704	760	—	32,344
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$184,623	$178,201	$141,711	$268,207	$184,590	$207,009	$20,305	$5,742	$1,190,388
Current period gross charge-offs	$—	$—	$—	$—	$—	$21	$—	$—	$21
Construction and land:
Pass	$118,753	$83,534	$81,356	$10,442	$2,741	$5,219	$10,765	$184	$312,994
Special Mention	—	—	727	139	—	—	—	—	866
Substandard	—	2,626	10,626	2,115	—	—	—	—	15,367
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$118,753	$86,160	$92,709	$12,696	$2,741	$5,219	$10,765	$184	$329,227
Current period gross charge-offs	$—	$100	$—	$—	$1	$—	$—	$—	$101
Multi-family residential:
Pass	$26,530	$38,459	$19,871	$47,438	$21,613	$21,085	$1,231	$—	$176,227
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	308	—	—	317	—	602	371	—	1,598

	December 31, 2025
	Term Loans by Origination Year
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$26,838	$38,459	$19,871	$47,755	$21,613	$21,687	$1,602	$—	$177,825
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Pass	$59,909	$63,421	$45,067	$42,544	$9,457	$6,239	$198,975	$653	$426,265
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	1,565	92	204	316	347	18	1,567	143	4,252
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$61,474	$63,513	$45,271	$42,860	$9,804	$6,257	$200,542	$796	$430,517
Current period gross charge-offs	$—	$18	$247	$19	$—	$115	$466	$—	$865
Consumer:
Pass	$7,087	$2,423	$1,366	$1,164	$207	$7,703	$9,964	$86	$30,000
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	5	—	—	13	—	28	—	—	46
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$7,092	$2,423	$1,366	$1,177	$207	$7,731	$9,964	$86	$30,046
Current period gross charge-offs	$—	$30	$8	$—	$141	$2	$181	$—	$362
Total loans:
Pass	$463,666	$428,771	$375,838	$454,076	$279,506	$322,219	$342,883	$11,309	$2,678,268
Special Mention	—	—	872	1,665	979	1,108	—	—	4,624
Substandard	2,296	3,109	12,727	13,004	9,170	17,694	2,727	404	61,131
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$465,962	$431,880	$389,437	$468,745	$289,655	$341,021	$345,610	$11,713	$2,744,023
Current period gross charge-offs	$—	$148	$255	$19	$142	$152	$647	$—	$1,363

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

In addition, residential loans are classified using an inter-agency regulatory methodology that incorporates, among other factors, the extent of delinquencies and LTV ratios. These classifications were the most current available as of the dates indicated and were generally updated within the quarter.
Age analysis of past due loans as of the dates indicated are as follows.

	June 30, 2026
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$1,740	$626	$4,523	$6,889	$468,713	$475,602
Home equity loans and lines	130	—	560	690	89,839	90,529
Commercial real estate	66	245	8,257	8,568	1,207,260	1,215,828
Construction and land	845	116	2,652	3,613	319,928	323,541
Multi-family residential	312	—	911	1,223	196,401	197,624
Total real estate loans	3,093	987	16,903	20,983	2,282,141	2,303,124
Other loans:
Commercial and industrial	1,815	101	2,173	4,089	442,263	446,352
Consumer	201	25	2	228	29,186	29,414
Total other loans	2,016	126	2,175	4,317	471,449	475,766
Total loans	$5,109	$1,113	$19,078	$25,300	$2,753,590	$2,778,890

	December 31, 2025
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$3,562	$1,508	$4,874	$9,944	$483,502	$493,446
Home equity loans and lines	90	69	354	513	92,061	92,574
Commercial real estate	2,771	1,459	2,662	6,892	1,183,496	1,190,388
Construction and land	1,322	134	11,980	13,436	315,791	329,227
Multi-family residential	57	—	1,281	1,338	176,487	177,825
Total real estate loans	7,802	3,170	21,151	32,123	2,251,337	2,283,460
Other loans:
Commercial and industrial	156	177	1,089	1,422	429,095	430,517
Consumer	414	67	10	491	29,555	30,046
Total other loans	570	244	1,099	1,913	458,650	460,563
Total loans	$8,372	$3,414	$22,250	$34,036	$2,709,987	$2,744,023

There were $32,000 and $65,000 of loans greater than 90 days past due and accruing at June 30, 2026 and December 31, 2025, respectively.
The following tables summarize information pertaining to nonaccrual loans as of dates indicated.

	June 30, 2026
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total
Nonaccrual loans(1):
One- to four-family first mortgage	$6,423	$—	$6,423
Home equity loans and lines	709	—	709
Commercial real estate	10,092	—	10,092
Construction and land	5,277	—	5,277
Multi-family residential	1,281	—	1,281
Commercial and industrial	2,585	—	2,585
Consumer	25	—	25
Total	$26,392	$—	$26,392

	December 31, 2025
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total
Nonaccrual loans(1):
One- to four-family first mortgage	$6,531	$—	$6,531
Home equity loans and lines	531	—	531
Commercial real estate	9,011	—	9,011
Construction and land	15,367	—	15,367
Multi-family residential	1,281	—	1,281
Commercial and industrial	1,344	—	1,344
Consumer	46	—	46
Total	$34,111	$—	$34,111
(1)Nonaccrual acquired loans include PCD loans of $1,125,000 and $1,153,000 at June 30, 2026 and December 31, 2025, respectively.

All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. All payments received while on nonaccrual status are applied against the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.
Collateral Dependent Loans
The Company held loans that were individually evaluated for credit losses at June 30, 2026 and December 31, 2025 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:

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
•Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.
The tables below summarize collateral dependent loans and the related ACL at June 30, 2026 and December 31, 2025.

	June 30, 2026
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$1,019	$112
Home equity loans and lines	—	—
Commercial real estate	1,125	200
Construction and land	—	—
Multi-family residential	603	136
Commercial and industrial	1,737	1,412
Consumer	—	—
Total	$4,484	$1,860

	December 31, 2025
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$2,304	$411
Home equity loans and lines	—	—
Commercial real estate	2,162	362
Construction and land	520	—
Multi-family residential	603	136
Commercial and industrial	617	356
Consumer	—	—
Total	$6,206	$1,265

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

	Three Months Ended June 30, 2026
(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
One-to four-family first mortgage	$—	$—	$—	$—	$—	$—	—%
Home equity loans and lines	—	—	—	—	—	—	—
Commercial real estate	61	—	3,976	—	—	—	0.3
Construction and land	479	—	2,755	—	—	—	1.0
Multi-family residential	—	—	371	—	—	—	0.2
Commercial and industrial	309	—	345	—	—	—	0.1
Consumer	—	—	—	—	—	—	—
Total	$849	$—	$7,447	$—	$—	$—	0.3%

	Three Months Ended June 30, 2025
(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
One-to four-family first mortgage	$—	$—	$—	$—	$—	$—	—%
Home equity loans and lines	—	—	817	—	—	—	1.0
Commercial real estate	1,203	—	—	—	—	—	0.1
Construction and land	3,300	—	1,070	—	—	—	1.3
Multi-family residential	916	—	—	—	—	—	0.5
Commercial and industrial	—	—	625	—	—	—	0.1
Consumer	—	—	—	—	—	—	—
Total	$5,419	$—	$2,512	$—	$—	$—	0.3%

	Six Months Ended June 30, 2026
(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
One-to four-family first mortgage	$—	$—	$—	$—	$—	$—	—%
Home equity loans and lines	—	—	—	—	—	—	—
Commercial real estate	61	—	7,382	—	—	—	0.6
Construction and land	479	—	2,755	—	—	—	1.0
Multi-family residential	—	—	371	—	—	—	0.2
Commercial and industrial	309	—	441	180	—	—	0.2
Consumer	—	—	—	—	—	—	—
Total	$849	$—	$10,949	$180	$—	$—	0.4%

	Six Months Ended June 30, 2025
(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
One-to four-family first mortgage	$—	$—	$22	$—	$—	$—	—%
Home equity loans and lines	—	—	817	—	—	—	1.0
Commercial real estate	1,203	—	927	—	—	—	0.2
Construction and land	3,300	—	1,070	—	—	—	1.3
Multi-family residential	916	—	—	—	—	—	0.5
Commercial and industrial	—	—	1,859	—	—	—	0.4
Consumer	—	—	—	—	—	—	—
Total	$5,419	$—	$4,695	$—	$—	$—	0.4%

During the six months ended June 30, 2026, the Company had one commercial real estate loan with a balance total of $2.4 million that defaulted during the period that had previously been modified within the last 12 months. During the six months ended June 30, 2025, no loan defaulted during the period that had previously been modified within the last 12 months. Default is defined as movement to past due 90 days, foreclosure or charge-off, whichever occurs first.
The following table details the financial impacts of loan modifications made to borrowers experiencing financial difficulty for the periods presented.

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Payment Deferral (dollars in thousands)	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction	Payment Deferral (dollars in thousands)	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
One-to four-family first mortgage	$—	0	—%	$—	60	—%
Home equity loans and lines	—	0	—%	—	2	—%
Commercial real estate	3	6	—%	74	12	—%
Construction and land	69	4	—%	165	6	—%
Multi-family residential	—	4	—%	165	0	—%
Commercial and industrial	84	10	1.5%	—	3	—%
Consumer	—	0	—%	—	0	—%
The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The table below reflects the performance of such loans that have been modified in the last 12 months as of June 30, 2026.

(dollars in thousands)	30-89 Days Past Due	90+ Days Past Due and Accruing	Nonaccrual	Current	Total
June 30, 2026
One-to four-family first mortgage	$—	$—	$—	$—	$—
Home equity loans and lines	—	—	—	—	$—
Commercial real estate	—	—	2,552	4,890	$7,442
Construction and land	—	—	2,755	479	$3,234
Multi-family residential	—	—	371	—	$371
Commercial and industrial	—	—	707	224	$931
Consumer	—	—	—	—	$—
Total	$—	$—	$6,385	$5,593	$11,978
The loan modifications reported in the table above did not significantly impact the Company's ALL during 2026.
Foreclosed Assets and Other Real Estate
Foreclosed assets and other real estate ("ORE") include real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets and ORE totaled $12,786,000 and $1,929,000 at June 30, 2026 and December 31, 2025, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

The carrying amount of foreclosed residential real estate properties held at June 30, 2026 and December 31, 2025 totaled $3,461,000 and $1,786,000, respectively. Loans secured by single family residential real estate that were in the process of foreclosure at June 30, 2026 and December 31, 2025 totaled $1,437,000 and $3,425,000, respectively.
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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income ("AOCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. During the next twelve months, the Company estimates that an additional $0 will be reclassified as additional interest expense.

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

Fair Values of Derivative Instruments

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Financial Condition as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$60,000	$780	$—	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	$9,000	$76	$9,000	$91
Risk participation agreements	—	—	11,163	—

Netting adjustments		—		—

Net derivative amounts		$856		$91

	December 31, 2025
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$60,000	$1,056	$20,000	$19

Derivatives not designated as hedging instruments:
Interest rate contracts	9,000	255	9,000	275
Risk participation agreements	—	—	11,293	—

Netting adjustments		—		—

Net derivative amounts		$1,311		$294

(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

At June 30, 2026 and December 31, 2025, accumulated unrealized gains, net of taxes, on derivative instruments totaled $565,000 and $715,000, respectively.

Effect of Cash Flow Hedge Accounting on AOCI and the Consolidated Statements of Income
The tables below present the effect of cash flow hedge accounting on AOCI and the Consolidated Statements of Income as of June 30, 2026 and June 30, 2025.

	Three Months Ended June 30, 2026
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$155	$155	Interest income	$231	$231

	Six Months Ended June 30, 2026

	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$400	$400	Interest income	$590	$590

	Three Months Ended June 30, 2025
	Amount of Loss Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$(16)	$(16)	Interest income	$513	$513

	Six Months Ended June 30, 2025
	Amount of Loss Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$(323)	$(323)	Interest income	$1,020	$1,020

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of June 30, 2026 and June 30, 2025.

(dollars in thousands)	Location of Loss Recognized on Non-designated Hedges	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Effects of non-designated hedges
Interest rate contracts	Other noninterest income	$6	$5
Risk participation agreements	Other noninterest expense	$—	$—

(dollars in thousands)	Location of Income Recognized on Non-designated Hedges	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Effects of non-designated hedges
Interest rate contracts	Other noninterest expense	$(4)	$(15)
Risk participation agreements	Other noninterest expense	$—	$—

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

As of June 30, 2026, there were no derivatives with credit-risk-related contingent features in a net liability position. Such derivatives are measured at fair value, which includes accrued interest but excludes any adjustment for nonperformance risk. If the Company had breached any provisions at June 30, 2026, it would not have been required to settle any obligations under the agreements since the termination value was $0.

7. Long-term Debt and Borrowings
Subordinated Debt

On June 30, 2022, the Company issued $55,000,000 in aggregate principal amount of its 5.75% Fixed-to-Floating Rate Subordinated Notes (the "Notes") due 2032. The Notes were issued at a price equal to 100% of the aggregate principal amount. The Notes have a stated maturity date of June 30, 2032 and bear interest at a fixed rate of 5.75% per year from and including the issue date to but excluding June 30, 2027. From June 30, 2027, the Notes will bear interest at a floating rate equal to the then current three-month term secured overnight financing rate (“SOFR”), plus 282 basis points ("bps"). The Notes may be redeemed by the Company, in whole or in part, on or after June 30, 2027. The Notes are intended to qualify as Tier 2 capital for regulatory purposes.

The carrying value of the Notes was $54,784,000 and $54,675,000 at June 30, 2026 and December 31, 2025, respectively. The Notes were recorded net of issuance costs which is being amortized using the straight-line method over five years.

Federal Home Loan Bank Advances

The average balance of total FHLB advances was $0 for the second quarter of 2026, a decrease of $114,023,000 compared to the second quarter of 2025.

The Company had no short-term FHLB advances as of June 30, 2026 or December 31, 2025. At June 30, 2026 and December 31, 2025, the Company had $0 and $3,024,000 in long-term FHLB advances, respectively, and $1,280,712,000 and $1,256,621,000 in additional FHLB advances available, respectively.

The following table summarizes long-term FHLB advances as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Fixed rate advances maturing in:
2026	$—	—%	$3,024	1.53%
Total FHLB advances	$—	—%	$3,024	1.53%

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets, by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of June 30, 2026, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.
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

The following tables present the balances of assets measured for fair value on a recurring basis as of June 30, 2026 and December 31, 2025.

(dollars in thousands)	June 30, 2026	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$299,440	$—	$299,440	$—
Collateralized mortgage obligations	46,401	—	46,401	—
Municipal bonds	47,789	—	47,789	—
U.S. government agency	9,952	—	9,952	—
Corporate bonds	5,000	—	5,000	—
Total	$408,582	$—	$408,582	$—

Derivative assets	$856	$—	$856	$—
Total	$409,438	$—	$409,438	$—

Liabilities
Derivative liabilities	$91	$—	$91	$—

(dollars in thousands)	December 31, 2025	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$267,650	$—	$267,650	$—
Collateralized mortgage obligations	60,327	—	60,327	—
Municipal bonds	48,147	—	48,147	—
U.S. government agency	11,003	—	11,003	—
Corporate bonds	4,321	—	4,321	—
Total	$391,448	$—	$391,448	$—

Derivative assets	$1,311	$—	$1,311	$—
Total	$392,759	$—	$392,759	$—

Liabilities
Derivative liabilities	$294	$—	$294	$—

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

		Fair Value Measurements Using
(dollars in thousands)	June 30, 2026	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$2,624	$—	$—	$2,624
Foreclosed assets and ORE	12,786	—	—	12,786
Total	$15,410	$—	$—	$15,410

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2025	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$4,941	$—	$—	$4,941
Foreclosed assets and ORE	1,929	—	—	1,929
Total	$6,870	$—	$—	$6,870

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
June 30, 2026
Loans individually evaluated	$2,624	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 100%	41%
Foreclosed assets and ORE	$12,786	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 60%	15%
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
December 31, 2025
Loans individually evaluated	$4,941	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 100%	20%
Foreclosed assets and ORE	$1,929	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	0% - 43%	22%
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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at June 30, 2026
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$188,224	$188,224	$188,224	$—	$—
Investment securities available for sale	408,582	408,582	—	408,582	—
Investment securities held to maturity	530	531	—	531	—
Mortgage loans held for sale	1,566	1,566	—	1,566	—
Loans, net	2,744,896	2,746,880	—	2,744,256	2,624
Cash surrender value of BOLI	50,131	50,131	50,131	—	—
Derivative assets(1)	856	856	—	856	—
Financial Liabilities
Deposits	$3,068,883	$3,066,109	$2,331,843	$734,266	$—
Subordinated debt, net of issuance cost	54,784	54,415	—	54,415	—
Derivative liabilities(1)	91	91	—	91	—

		Fair Value Measurements at December 31, 2025
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$141,605	$141,605	$141,605	$—	$—
Investment securities available for sale	391,448	391,448	—	391,448	—
Investment securities held to maturity	1,065	1,066	—	1,066	—
Mortgage loans held for sale	1,558	1,558	—	1,558	—
Loans, net	2,710,881	2,728,477	—	2,723,536	4,941
Cash surrender value of BOLI	49,557	49,557	49,557	—	—
Derivative assets(1)	1,311	1,311	—	1,311	—
Financial Liabilities
Deposits	$2,972,806	$2,971,389	$2,167,183	$804,206	$—
Subordinated debt, net of issuance cost	54,675	54,520	—	54,520	—
Long-term FHLB advances	3,024	3,012	—	3,012	—
Derivative liabilities(1)	294	294	—	294	—
(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and the Bank from December 31, 2025 through June 30, 2026 and on its results of operations for the three and six months ended June 30, 2026 and 2025. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

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
EXECUTIVE OVERVIEW
The Company reported net income for the second quarter of 2026 of $11.6 million, or $1.48 diluted EPS, up $285,000, or 2.5%, compared to the second quarter of 2025. Net income for the second quarter of 2025 totaled $11.3 million, or $1.45 diluted EPS. For the six months ended June 30, 2026, the Company reported net income $23.0 million, or $2.93 diluted EPS, up $681,000 from $22.3 million, or $2.82 diluted EPS, reported for the six months ended June 30, 2025.

Key components of the Company’s performance during the three and six months ended June 30, 2026 include:

•Assets increased $110.6 million, or 3.2%, from December 31, 2025 to $3.6 billion at June 30, 2026.
•Total loans were $2.8 billion at June 30, 2026, up $34.9 million, or 1.3%, from December 31, 2025.
•During the three and six months ended June 30, 2026, the Company provisioned $762,000 and $1,684,000, respectively, to the ALL, primarily due to loan growth and net charge-offs. During the three and six months ended June 30, 2025, the Company provisioned $489,000 and $883,000, respectively, to the ALL.
•The ALL totaled $34.0 million, or 1.22% of total loans, at June 30, 2026 compared to $33.1 million, or 1.21% of total loans, at December 31, 2025. The ACL, which is comprised of the ALL plus the allowance for unfunded lending commitments, totaled $35.6 million, or 1.28% of total loans, at June 30, 2026 compared to $34.8 million, or 1.27% of total loans, at December 31, 2025.
•Nonperforming assets ("NPAs") increased $3.1 million, or 8.6%, from $36.1 million, or 1.03% of total assets, at December 31, 2025 to $39.2 million, or 1.09% of total assets, at June 30, 2026. The increase in NPAs during the six months ended June 30, 2026 was primarily attributable to multiple loan relationships (with the largest relationship totaling $1.3 million) moving to nonaccrual status during 2026, which was partially offset by paydowns.
•Total deposits amounted to $3.1 billion at June 30, 2026, an increase of $96.1 million, or 3.2%, from December 31, 2025.
•The net interest margin was 4.24% and 4.20% for the three and six months ended June 30, 2026, respectively, up 20 bps and 22 bps from the three and six months ended June 30, 2025. The increase was primarily due to a decline in the average cost of interest-bearing liabilities.
•The average rate paid on total interest-bearing deposits was 2.28% and 2.29% for the three and six months ended June 30, 2026, respectively, down 24 bps and 23 bps from the three and six months ended June 30, 2025.
•Total interest expense was $13.4 million and $26.7 million for the three and six months ended June 30, 2026, respectively, down $1.9 million, or 12.2% and down $4.1 million, or 13.2% from the three and six months ended June 30, 2025.
•Noninterest income for the second quarter of 2026 was $3.9 million, up $203,000, or 5.5%, compared to the second quarter of 2025, primarily due to increases in gain on sale of loans (up $115,000), service fees and charges (up $62,000), and other income (up $50,000), which were partially offset by a decrease in bank card fees (down $32,000). For the six months ended June 30, 2026, noninterest income was down $68,000, or 0.9%, from the comparable period in 2025 primarily due to decreases in other income (down $216,000) and gain on sale of loans (down $32,000), which were partially offset by an increase in service fees and charges (up $190,000).
•Noninterest expense for the second quarter of 2026 was $24.6 million, up $2.1 million, or 9.6%, compared to the second quarter of 2025, primarily due to an increase in compensation and benefits (up $1.7 million) and the absence of a reversal to the ACL on unfunded commitments ($970,000), which were partially offset by decreases in other expenses (down $445,000) and franchise and shares tax (down $143,000). For the six months ended June 30, 2026, noninterest expense was up $3.5 million, or 8.0%, from the comparable period in 2025 primarily due to an increase in compensation and benefits (up $2.8 million) and the absence of a reversal to the ACL on unfunded commitments ($970,000), partially offset by a decrease in franchise and shares tax (down $279,000).

FINANCIAL CONDITION

Loans, Allowance for Credit Losses and Asset Quality

Loans
Total loans at June 30, 2026 were $2.8 billion, up $34.9 million, or 1.3%, from December 31, 2025.

The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

(dollars in thousands)	June 30, 2026	December 31, 2025	Increase/(Decrease)
Real estate loans:
One-to four-family first mortgage	$475,602	$493,446	$(17,844)	(3.6)%
Home equity loans and lines	90,529	92,574	(2,045)	(2.2)
Commercial real estate	1,215,828	1,190,388	25,440	2.1
Construction and land	323,541	329,227	(5,686)	(1.7)
Multi-family residential	197,624	177,825	19,799	11.1
Total real estate loans	2,303,124	2,283,460	19,664	0.9%
Other loans:
Commercial and industrial	446,352	430,517	15,835	3.7
Consumer	29,414	30,046	(632)	(2.1)
Total other loans	475,766	460,563	15,203	3.3
Total loans	$2,778,890	$2,744,023	$34,867	1.3%
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

At June 30, 2026, the ALL totaled $34.0 million, or 1.22% of total loans, up $852,000 from $33.1 million, or 1.21% of total loans, at December 31, 2025. During the six months ended June 30, 2026, the Company provisioned $1.7 million to the ALL primarily due to loan growth and net charge-offs. Net loan charge-offs totaled $832,000 for the six months ended June 30, 2026.
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

At June 30, 2026 and December 31, 2025, loans identified as credit deteriorated loans and individually evaluated for expected losses were $4.5 million and $6.2 million, respectively. The following tables provide a summary of loans individually evaluated for credit losses as of the dates indicated.

	June 30, 2026
(dollars in thousands)	Recorded Investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$1,019	$112	10.99%
Home equity loans and lines	—	—	—
Commercial real estate	1,125	200	17.78
Construction and land	—	—	—
Multi-family residential	603	136	22.55
Commercial and industrial	1,737	1,412	81.29
Consumer	—	—	—
Total	$4,484	$1,860	41.48%

	December 31, 2025
(dollars in thousands)	Recorded Investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$2,304	$411	17.84%
Home equity loans and lines	—	—	—
Commercial real estate	2,162	362	16.74
Construction and land	520	—	—
Multi-family residential	603	136	22.55
Commercial and industrial	617	356	57.70
Consumer	—	—	—
Total	$6,206	$1,265	20.38%

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

At June 30, 2026 and December 31, 2025, loans classified as substandard totaled $68.9 million and $61.1 million, respectively. There were no assets classified as doubtful at either date. For additional information, refer to Note 5 to the Consolidated Financial Statements.

The following tables provide a summary of loans classified as special mention and substandard as of the dates indicated.

(dollars in thousands)	June 30, 2026	December 31, 2025	Increase/(Decrease)
Special Mention Loans
One- to four-family first mortgage	$—	$—	$—	—%
Home equity loans and lines	—	811	(811)	(100.0)
Commercial real estate	19,973	2,947	17,026	577.7
Construction and land	1,826	866	960	110.9
Multi-family residential	1,166	—	1,166	100.0
Commercial and industrial	3,946	—	3,946	100.0
Consumer	—	—	—	—
Total special mention loans	$26,911	$4,624	$22,287	482.0%

(dollars in thousands)	June 30, 2026	December 31, 2025	Increase/(Decrease)
Substandard Loans
One- to four-family first mortgage	$7,470	$6,993	$477	6.8%
Home equity loans and lines	709	531	178	33.5
Commercial real estate	33,810	32,344	1,466	4.5
Construction and land	6,904	15,367	(8,463)	(55.1)
Multi-family residential	1,594	1,598	(4)	(0.3)
Commercial and industrial	18,377	4,252	14,125	332.2
Consumer	25	46	(21)	(45.7)
Total substandard loans	$68,889	$61,131	$7,758	12.7%

Total nonperforming loans decreased by $7.8 million, or 22.7%, to $26.4 million at June 30, 2026, compared to $34.2 million at December 31, 2025. The decrease was primarily attributable to three loan relationships with an aggregate outstanding balance of $12.0 million at June 30, 2026 that transferred to foreclosed assets and paydowns, which was partially offset by multiple loan relationships (with the largest relationship totaling $1.3 million) moving to nonaccrual status during 2026.

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

The following table sets forth the composition of the Company’s NPAs as of the dates indicated.

(dollars in thousands)	June 30, 2026	December 31, 2025
Nonaccrual loans:(1)
Real estate loans:
One- to four-family first mortgage	$6,423	$6,531
Home equity loans and lines	709	531
Commercial real estate	10,092	9,011
Construction and land	5,277	15,367
Multi-family residential	1,281	1,281
Other loans:
Commercial and industrial	2,585	1,344
Consumer	25	46
Total nonaccrual loans	26,392	34,111
Accruing loans 90 days or more past due	32	65
Total nonperforming loans	26,424	34,176
Foreclosed assets and ORE	12,786	1,929
Total NPAs	39,210	36,105

Nonperforming loans to total loans	0.95%	1.25%
Nonperforming loans to total assets	0.73%	0.98%
NPAs to total assets	1.09%	1.03%
(1)Nonaccrual acquired loans include PCD loans of $1.1 million and $1.2 million at June 30, 2026 and December 31, 2025, respectively.

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
Investment Securities

The Company’s investment securities portfolio totaled $409.1 million as of June 30, 2026, an increase of $16.6 million, or 4.2%, from December 31, 2025. During the second quarters of 2026 and 2025, the Company had no gains or losses related to the sale of available for sale investment securities. At June 30, 2026, the Company had a net unrealized loss on its available for sale investment securities portfolio of $25.0 million, compared to a net unrealized loss of $23.4 million at December 31, 2025. The Company’s investment securities portfolio had an effective duration of 3.4 years and 3.3 years at June 30, 2026 and December 31, 2025, respectively.

The following table summarizes activity in the Company’s investment securities portfolio during the six months ended June 30, 2026.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2025	$391,448	$1,065
Purchases	60,846	—
Sales	—	—
Principal maturities, prepayments and calls	(42,264)	(535)
Amortization of premiums and accretion of discounts	165	—
Decrease in market value	(1,613)	—
Balance, June 30, 2026	$408,582	$530

Funding Sources

Deposits
Deposits totaled $3.1 billion at June 30, 2026, an increase of $96.1 million, or 3.2%, compared to December 31, 2025. The following table summarizes the changes in the Company’s deposits from December 31, 2025 to June 30, 2026.

(dollars in thousands)	June 30, 2026	December 31, 2025	Increase/(Decrease)
Demand deposit	$835,118	$792,951	$42,167	5.3%
Savings	197,412	201,265	(3,853)	(1.9)
Money market	571,474	518,740	52,734	10.2
Negotiable Order of Withdrawal ("NOW")	727,839	654,227	73,612	11.3
Certificates of deposit	737,040	805,623	(68,583)	(8.5)
Total deposits	$3,068,883	$2,972,806	$96,077	3.2%

The average rate paid on interest-bearing deposits was 2.28% for the second quarter of 2026, down 24 bps compared to the second quarter of 2025. At June 30, 2026, certificates of deposit maturing within the next 12 months totaled $714.7 million.

The total amounts of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with Federal Deposit Insurance Corporation ("FDIC") regulations) were $959.4 million at June 30, 2026 and $885.4 million at December 31, 2025. Public funds in excess of the FDIC insurance limits are fully collateralized.

Subordinated Debt

On June 30, 2022, the Company issued $55.0 million in aggregate principal amount of its 5.75% Fixed-to-Floating Rate Subordinated Notes due 2032 (the "Notes"). The Notes were issued at a price equal to 100% of the aggregate principal amount. The Notes have a stated maturity date of June 30, 2032 and bear interest at a fixed rate of 5.75% per year from and including the issue date to but excluding June 30, 2027. From June 30, 2027, the Notes will bear interest at a floating rate equal to the then current three-month term SOFR, plus 282 bps. The Notes may be redeemed by the Company, in whole or in part, on or after June 30, 2027. The Notes are intended to qualify as Tier 2 capital for regulatory purposes.

The carrying value of the Notes was $54.8 million and $54.7 million at June 30, 2026 and December 31, 2025, respectively. The subordinated debt was recorded net of issuance costs and amortized using the straight-line method over five years.

Federal Home Loan Bank Advances

The average balance of total FHLB advances was $0.0 million for the second quarter of 2026, down $114.0 million compared to the second quarter of 2025.

The Company had no short-term FHLB advances as of June 30, 2026 and December 31, 2025. At June 30, 2026 and December 31, 2025, the Company had $0.0 million and $3.0 million in long-term FHLB advances, respectively, and $1.3 billion and $1.3 billion in additional FHLB advances available, respectively.

Shareholders’ Equity

Total shareholders’ equity increased $18.4 million, or 4.2%, from $435.1 million at December 31, 2025 to $453.5 million at June 30, 2026. Shareholders' equity increased primarily due to net income of $23.0 million, which was partially offset by an increase in the accumulated other comprehensive loss on available for sale investment securities and cash dividends paid on the common stock during the six months ended June 30, 2026.

At June 30, 2026, the Company and the Bank had regulatory capital amounts that were well in excess of regulatory requirements. The following table presents actual and required capital ratios for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2026 based on the required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Tier 1 risk-based capital	$389,168	13.22%	$250,212	8.50%	N/A	N/A
Total risk-based capital	479,371	16.28	309,086	10.50	N/A	N/A
Tier 1 leverage capital	389,168	11.10	140,227	4.00	N/A	N/A

Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$424,130	14.41%	$206,041	7.00%	$191,324	6.50%
Tier 1 risk-based capital	424,130	14.41	250,192	8.50	235,475	8.00
Total risk-based capital	459,549	15.61	309,061	10.50	294,344	10.00
Tier 1 leverage capital	424,130	12.11	140,090	4.00	175,112	5.00

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

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At June 30, 2026, certificates of deposit maturing within the next 12 months totaled $714.7 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of securities available for sale, the Company has significant borrowing capacity available to fund liquidity needs. In recent years, the Company has utilized borrowings as a cost efficient addition to deposits as a source of funds. Borrowings consist of advances from the FHLB of Dallas, of which the Company is a member. Under terms of the collateral agreement with the FHLB, the Company pledges residential mortgage loans and investment securities as well as the Company’s stock in the FHLB as collateral for such advances. For the six months ended June 30, 2026, the average balance of outstanding FHLB advances was $949,000. At June 30, 2026, the Company had $0.0 million in total outstanding FHLB advances.

Asset/Liability Management
The objective of asset/liability management is to implement strategies for the funding and deployment of the Company’s financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk. Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of June 30, 2026.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	6.8%
+100	3.5%
-100	(4.3)%
-200	(8.3)%

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

To meet the financing needs of its customers, the Company issues financial instruments which represent conditional obligations that are not recognized, wholly or in part, in the statements of financial condition. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments expose the Company to varying degrees of credit and interest rate risk in much the same way as funded loans. The same credit policies are used in these commitments as for on-balance sheet instruments. At both June 30, 2026 and December 31, 2025, the Company's ACL on unfunded commitments totaled $1.6 million.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of the periods indicated.

	Contract Amount
(dollars in thousands)	June 30, 2026	December 31, 2025
Standby letters of credit	$10,258	$8,724
Available portion of lines of credit	494,682	498,442
Undisbursed portion of loans in process	81,793	69,223
Commitments to originate loans	162,898	165,251

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
RESULTS OF OPERATIONS
Net income for the second quarter of 2026 was $11.6 million, up $285,000, or 2.5%, compared to the second quarter of 2025. Diluted EPS for the second quarter of 2026 was $1.48, up $0.03 compared to the second quarter of 2025.

Net income for the six months ended June 30, 2026 was $23.0 million, up $681,000, compared to the six months ended June 30, 2025. Diluted EPS for the six months ended June 30, 2026 was $2.93, up $0.11 compared to the six months ended June 30, 2025.

During the three and six months ended June 30, 2026, the Company provisioned $762,000 and $1.7 million, respectively, to the ALL, primarily due to loan growth and net charge-offs. During the three and six months ended June 30, 2025, the Company provisioned $489,000 and $883,000, respectively, to the ALL, primarily due to loan growth.

Net Interest Income
Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s taxable equivalent ("TE") net interest spread was 3.47% and 3.21% for the quarters ended June 30, 2026 and 2025, respectively, and 3.44% and 3.16% for the six months ended June 30, 2026 and 2025, respectively.

Net interest income totaled $35.8 million for the second quarter of 2026, up $2.5 million, or 7.4%, compared to the second quarter of 2025. For the six months ended June 30, 2026, net interest income totaled $70.3 million, up $5.2 million, or 8.0%, compared to the six months ended June 30, 2025.

The Company’s TE net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.24% and 4.04% for the quarters ended June 30, 2026 and 2025, respectively. For the same periods, the average loan yield was 6.46% and 6.50%, respectively.

The net interest margin for the six months ended June 30, 2026 and 2025 was 4.20% and 3.98%, respectively. For the same periods, the average loan yield was 6.43% and 6.46%, respectively.

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average monthly balances during the indicated periods. TE yields are calculated using a marginal tax rate of 21%.

	Three Months Ended June 30,
	2026			2025
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$2,762,370	$45,001	6.46%	$2,764,065	$45,287	6.50%
Investment securities
Taxable	405,398	2,733	2.70	410,504	2,523	2.46
Tax-exempt (TE)	15,373	71	2.31	16,097	73	2.28
Total investment securities	420,771	2,804	2.68	426,601	2,596	2.45
Other interest-earning assets	158,175	1,414	3.59	71,067	746	4.21
Total interest-earning assets (TE)	3,341,316	$49,219	5.85	3,261,733	$48,629	5.92
Noninterest-earning assets	223,516			213,029
Total assets	$3,564,832			$3,474,762
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,471,806	$6,297	1.72%	$1,296,541	$5,531	1.71%
Certificates of deposit	737,001	6,272	3.41	791,240	7,611	3.86
Total interest-bearing deposits	2,208,807	12,569	2.28	2,087,781	13,142	2.52
Other borrowings	—	—	—	5,572	53	3.84
Subordinated debt	54,754	845	6.17	54,540	844	6.20
Short-term FHLB advances	—	—	—	100,806	1,120	4.39
Long-term FHLB advances	—	—	—	13,217	119	3.58
Total interest-bearing liabilities	2,263,561	$13,414	2.38	2,261,916	$15,278	2.71
Noninterest-bearing liabilities	850,906			808,479
Total liabilities	3,114,467			3,070,395
Shareholders’ equity	450,365			404,367
Total liabilities and shareholders' equity	$3,564,832			$3,474,762
Net interest-earning assets	$1,077,755			$999,817
Net interest spread (TE)		$35,805	3.47%		$33,351	3.21%
Net interest margin (TE)			4.24%			4.04%
(1)Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process.

	Six Months Ended June 30,
	2026			2025
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$2,748,587	$88,718	6.43%	$2,754,691	$89,319	6.46%
Investment securities
Taxable	398,590	5,224	2.62	416,922	5,115	2.45
Tax-exempt (TE)	15,487	140	2.28	16,121	145	2.27
Total investment securities	414,077	5,364	2.61	433,043	5,260	2.45
Other interest-earning assets	163,416	2,877	3.55	63,501	1,251	3.97
Total interest-earning assets (TE)	3,326,080	$96,959	5.82	3,251,235	$95,830	5.88
Noninterest-earning assets	222,517			210,952
Total assets	$3,548,597			$3,462,187
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,451,834	$12,105	1.68%	$1,301,544	$10,932	1.69%
Certificates of deposit	750,873	12,870	3.46	761,823	14,832	3.93
Total interest-bearing deposits	2,202,707	24,975	2.29	2,063,367	25,764	2.52
Other borrowings	—	—	—	5,556	106	3.86
Subordinated debt	54,728	1,690	6.17	54,512	1,689	6.20
Short-term FHLB advances	—	—	—	124,792	2,775	4.42
Long-term FHLB advances	949	7	1.50	22,365	396	3.54
Total interest-bearing liabilities	2,258,384	$26,672	2.38	2,270,592	$30,730	2.72
Noninterest-bearing liabilities	843,704			787,657
Total liabilities	3,102,088			3,058,249
Shareholders’ equity	446,509			403,938
Total liabilities and shareholders' equity	$3,548,597			$3,462,187
Net interest-earning assets	$1,067,696			$980,643
Net interest spread (TE)		$70,287	3.44%		$65,100	3.16%
Net interest margin (TE)			4.20%			3.98%

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2026 Compared to 2025			2026 Compared to 2025
	Change Attributable To			Change Attributable To
(dollars in thousands)	Rate	Volume	Increase/ (Decrease)	Rate	Volume	Increase/ (Decrease)
Interest income:
Loans receivable	$(345)	$59	$(286)	$(395)	$(206)	$(601)
Investment securities	244	(36)	208	198	(94)	104
Other interest-earning assets	(178)	846	668	285	1,341	1,626
Total interest income	(279)	869	590	88	1,041	1,129
Interest expense:
Savings, checking and money market accounts	(170)	936	766	70	1,103	1,173
Certificates of deposit	(847)	(492)	(1,339)	(1,373)	(589)	(1,962)
Other borrowings	(27)	(26)	(53)	(53)	(53)	(106)
Subordinated debt	(3)	4	1	(2)	3	1
FHLB advances	(619)	(620)	(1,239)	(1,544)	(1,620)	(3,164)
Total interest expense	(1,666)	(198)	(1,864)	(2,902)	(1,156)	(4,058)
Increase in net interest income	$1,387	$1,067	$2,454	$2,990	$2,197	$5,187

Noninterest Income

Noninterest income for the second quarter of 2026 totaled $3.9 million, up $203,000, or 5.5%, from $3.7 million earned for the same period in 2025. Noninterest income increased over the comparable period primarily due to increases in gain on sale of loans (up $115,000), service fees and charges (up $62,000), and other income (up $50,000), which were partially offset by a decrease in bank card fees (down $32,000).

Noninterest income for the six months ended June 30, 2026 totaled $7.7 million, down $68,000, or 0.9%, from $7.7 million earned for the same period in 2025. Noninterest income decreased over the comparable periods primarily due to decreases in other income (down $216,000) and gain on sale of loans (down $32,000), which were partially offset by an increase in service fees and charges (up $190,000).

Noninterest Expense

Noninterest expense for the second quarter of 2026 totaled $24.6 million, up $2.1 million, or 9.6%, from the second quarter of 2025. Noninterest expense increased over the comparable quarter primarily due to an increase in compensation and benefits (up $1.7 million) and the absence of a reversal to the ACL on unfunded commitments ($970,000), which were partially offset by decreases in other expenses (down $445,000) and franchise and shares tax (down $143,000).

Noninterest expense for the six months ended June 30, 2026 totaled $47.5 million, up $3.5 million, or 8.0%, from the same period in 2025. Noninterest expense increased over the comparable quarter primarily due to an increase in compensation and benefits (up $2.8 million) and the absence of a reversal to the ACL on unfunded commitments ($970,000), partially offset by a decrease in franchise and shares tax (down $279,000).

Income Taxes

Income tax expense for the three and six months ended June 30, 2026 totaled $2.8 million and $5.8 million, respectively, compared to $2.8 million and $5.7 million for the three and six months ended June 30, 2025, respectively. The Company's effective tax rates for the second quarters of 2026 and 2025 were 19.4% and 20.0%, respectively. For the six months ended June 30, 2026 and 2025, the Company's effective tax rates were 20.1% and 20.3%, respectively.

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
Allowance for Credit Losses
Management considers the policies related to the ACL as the most critical to the financial statement presentation. The total ACL includes activity related to allowances calculated in accordance with ASC 326, Credit Losses. The ACL is established through a provision for credit losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the credit losses expected to be recognized over the life of the loans in our portfolio. The ACL on loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. For purposes of determining the ACL, the loan portfolio is segregated by product types in order to recognize differing risk profiles among categories. Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. Management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. Adjustments to historical loss information are made to incorporate our reasonable and supportable forecast of future losses at the portfolio segment level, as well as any necessary qualitative adjustments, including, but not limited to, changes in current and expected future economic conditions, changes in industry experience and industry loan concentrations, changes in the volume and severity of NPAs, changes in lending policies and personnel and changes in the competitive and regulatory environment of the banking industry. Loans that do not share similar risk characteristics are individually evaluated and are excluded from the pooled loan analysis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2025, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at June 30, 2026 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Not applicable.

Item 1A.	Risk Factors.
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds.
(a)    Not applicable.
(b)    Not applicable.
(c)    The Company’s purchases of its common stock made during the quarter ended June 30, 2026 consisted of stock repurchases under the Company’s approved plan and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
April 1 – April 30, 2026	—	$—	—	385,890
May 1 – May 31, 2026	220	63.27	220	385,670
June 1 – June 30, 2026	2,500	66.44	2,500	383,170
Total	2,720	$66.19	2,720	383,170
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
(a)    Not applicable.
(b)    Not applicable.
(c)    During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

HOME BANCORP, INC.

August 3, 2026	By:	/s/ John W. Bordelon
John W. Bordelon
Chairman of the Board and Chief Executive Officer

August 3, 2026	By:	/s/ David T. Kirkley
David T. Kirkley
Senior Executive Vice President and Chief Financial Officer

August 3, 2026	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank, N. A. Senior Vice President and Director of Financial Management