Form 10-Q
period 2026-09-30
HOME BANCORP, INC.
filed 2026-11-04
CIK 1436425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At November 2, 2026, the registrant had 7,779,122 shares of common stock, $0.01 par value, outstanding.

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

ACL	–	Allowance for credit losses
ALL	–	Allowance for loan losses
AOCI	–	Accumulated other comprehensive income
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
Bank	–	Home Bank, N. A., a wholly-owned subsidiary of the Company
BOLI	–	Bank-owned life insurance
bps	–	basis points, 100 basis points being equal to 1.0%
CODM	–	Chief Operating Decision Maker
Company	–	Home Bancorp, Inc., a Louisiana corporation and the holding company for Home Bank, N. A.
EPS	–	Earnings per common share
ESOP	–	Employee Stock Ownership Plan
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
FHLB	–	Federal Home Loan Bank
GAAP	–	Generally Accepted Accounting Principles
LTV	–	Loan-to-value
NOW	–	Negotiable Order of Withdrawal
NPA(s)	–	Nonperforming asset(s)
OCI	–	Other comprehensive income
ORE	–	Other real estate
PCD	–	Purchased credit deteriorated
SEC	–	U.S. Securities and Exchange Commission
SOFR	–	Secured Overnight Financing Rate
TE	–	Taxable equivalent
U.S.	–	United States
VIE	–	Variable Interest Entity

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)	(Audited)
(dollars in thousands)	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$179,053	$141,605
Investment securities available for sale, at fair value (amortized cost $452,047 and $414,884, respectively)	415,595	391,448
Investment securities held to maturity (fair values of $0 and $1,066, respectively)	—	1,065
Mortgage loans held for sale	774	1,558
Loans, net of unearned income	2,774,864	2,744,023
Allowance for loan losses	(34,427)	(33,142)
Total loans, net of unearned income and allowance for loan losses	2,740,437	2,710,881
Office properties and equipment, net	51,467	48,995
Cash surrender value of bank-owned life insurance	50,426	49,557
Goodwill and core deposit intangibles	83,304	83,957
Accrued interest receivable and other assets	75,311	63,560
Total Assets	$3,596,367	$3,492,626
Liabilities
Deposits:
Noninterest-bearing	$827,696	$792,951
Interest-bearing	2,225,804	2,179,855
Total Deposits	3,053,500	2,972,806
Subordinated debt, net of issuance cost	54,838	54,675
Long-term Federal Home Loan Bank advances	—	3,024
Accrued interest payable and other liabilities	34,931	27,027
Total Liabilities	3,143,269	3,057,532
Shareholders’ Equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 40,000,000 shares authorized; 7,873,701 and 7,831,342 shares issued and outstanding, respectively	79	78
Additional paid-in capital	172,362	168,963
Unallocated common stock held by:
Employee Stock Ownership Plan	(714)	(982)
Retained earnings	309,679	284,834
Accumulated other comprehensive loss	(28,308)	(17,799)
Total Shareholders’ Equity	453,098	435,094
Total Liabilities and Shareholders’ Equity	$3,596,367	$3,492,626
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Interest Income
Loans, including fees	$45,236	$45,607	$133,954	$134,926
Investment securities:
Taxable interest	3,069	2,432	8,293	7,547
Tax-exempt interest	65	72	205	217
Other investments and deposits	1,373	1,111	4,250	2,362
Total interest income	49,743	49,222	146,702	145,052
Interest Expense
Deposits	12,984	13,805	37,959	39,569
Other borrowings	—	54	—	160
Subordinated debt expense	844	845	2,534	2,534
Short-term Federal Home Loan Bank advances	—	303	—	3,078
Long-term Federal Home Loan Bank advances	—	109	7	505
Total interest expense	13,828	15,116	40,500	45,846
Net interest income	35,915	34,106	106,202	99,206
Provision (reversal) for loan losses	1,019	(229)	2,703	654
Net interest income after provision for loan losses	34,896	34,335	103,499	98,552
Noninterest Income
Service fees and charges	1,512	1,408	4,356	4,062
Bank card fees	1,773	1,646	5,085	4,974
Gain on sale of loans, net	154	144	613	635
Income from bank-owned life insurance	295	288	869	848
(Loss) gain on sale of assets, net	—	—	(1)	7
Other income	467	252	936	937
Total noninterest income	4,201	3,738	11,858	11,463
Noninterest Expense
Compensation and benefits	15,156	13,531	43,906	39,505
Occupancy	2,463	2,544	7,506	7,618
Marketing and advertising	435	515	1,451	1,405
Data processing and communication	2,834	2,556	8,118	7,826
Professional services	422	406	1,240	1,207
Forms, printing and supplies	178	175	576	578
Franchise and shares tax	532	475	1,212	1,434
Regulatory fees	471	459	1,393	1,477
Foreclosed assets, net	2,042	377	2,481	1,023
Amortization of acquisition intangible	209	268	653	830
Reversal for credit losses on unfunded commitments	—	—	—	(970)
Other expenses	1,581	1,225	5,281	4,584
Total noninterest expense	26,323	22,531	73,817	66,517
Income before income tax expense	12,774	15,542	41,540	43,498
Income tax expense	2,677	3,185	8,468	8,847
Net Income	$10,097	$12,357	$33,072	$34,651
Earnings per share:
Basic	$1.30	$1.60	$4.26	$4.45
Diluted	$1.28	$1.59	$4.21	$4.41
Cash dividends declared per common share	$0.32	$0.29	$0.94	$0.83
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Net Income	$10,097	$12,357	$33,072	$34,651
Other Comprehensive (Loss) Income
Unrealized (losses) gains on available for sale investment securities	(11,403)	3,688	(13,016)	14,510
Unrealized losses on cash flow hedges	(96)	(394)	(286)	(1,737)
Tax effect	2,415	(692)	2,793	(2,682)
Other comprehensive (loss) income, net of taxes	(9,084)	2,602	(10,509)	10,091
Comprehensive Income	$1,013	$14,959	$22,563	$44,742
 The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2025	$78	$166,576	$(1,160)	$265,817	$(22,493)	$408,818
Net income				12,357		12,357
Other comprehensive income					2,602	2,602
Purchase of Company’s common stock at cost, 100 shares	—	(2)		7		5
Cash dividends declared, $0.29 per share				(2,269)		(2,269)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 18,160 shares	—	606		—		606
ESOP shares released for allocation		439	89			528
Share-based compensation cost		370				370
Balance, September 30, 2025	$78	$168,016	$(1,071)	$275,912	$(19,891)	$423,044
Balance, June 30, 2026	$79	$171,234	$(803)	$302,171	$(19,224)	$453,457
Net income				10,097		10,097
Other comprehensive loss					(9,084)	(9,084)
Purchase of Company’s common stock at cost, 350 shares	—	(4)		(21)		(25)
Cash dividends declared, $0.32 per share				(2,518)		(2,518)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 5,912 shares	—	127		(50)		77
ESOP shares released for allocation		552	89			641
Share-based compensation cost		453				453
Balance, September 30, 2026	$79	$172,362	$(714)	$309,679	$(28,308)	$453,098
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - CONTINUED
(Unaudited)

(dollars in thousands, except per share data)	Common stock	Additional Paid-in capital	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2024	$81	$168,138	$(1,339)	$259,190	$(29,982)	$396,088
Net income				34,651		34,651
Other comprehensive income					10,091	10,091
Purchase of Company’s common stock at cost, 320,840 shares	(3)	(3,206)		(11,104)		(14,313)
Cash dividends declared, $0.83 per share				(6,562)		(6,562)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 55,549 shares		871		(263)		608
Exercise of stock options	—	38				38
ESOP shares released for allocation		1,186	268			1,454
Share-based compensation cost		989				989
Balance, September 30, 2025	$78	$168,016	$(1,071)	$275,912	$(19,891)	$423,044
Balance, December 31, 2025	$78	$168,963	$(982)	$284,834	$(17,799)	$435,094
Net income				33,072		33,072
Other comprehensive loss					(10,509)	(10,509)
Purchase of Company’s common stock at cost, 7,402 shares	—	(74)		(382)		(456)
Cash dividends declared, $0.94 per share				(7,377)		(7,377)
Common Stock issued under incentive plans, net of shares surrendered in payment, including tax benefit, 49,511 shares	1	622		(468)		155
Exercise of stock options	—	11				11
ESOP shares released for allocation		1,526	268			1,794
Share-based compensation cost		1,314				1,314
Balance, September 30, 2026	$79	$172,362	$(714)	$309,679	$(28,308)	$453,098

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Cash flows from operating activities:
Net income	$33,072	$34,651
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,703	654
Reversal of provision for unfunded commitments	—	(970)
Depreciation	2,633	2,473
Amortization and accretion of purchase accounting valuations and intangibles	1,235	1,895
Losses on equity investments	70	188
Federal Home Loan Bank stock dividends	(76)	(305)
Net (accretion) amortization of discount on investments	(300)	166
Amortization of subordinated debt issuance cost	163	162
Gain on loans sold, net	(613)	(635)
Proceeds, including principal payments, from loans held for sale	79,245	45,095
Originations of loans held for sale	(77,886)	(45,870)
Loss (gain) on sale of assets, net	1	(7)
Non-cash compensation	3,108	2,443
Deferred income tax (benefit) expense	(621)	198
Decrease in accrued interest receivable and other assets	2,547	1,585
Increase in cash surrender value of bank-owned life insurance	(869)	(848)
Increase in accrued interest payable and other liabilities	7,904	1,939
Net cash provided by operating activities	52,316	42,814
Cash flows from investing activities:
Purchases of securities available for sale	(101,558)	(11,652)
Proceeds from maturities, prepayments and calls on securities available for sale	64,695	45,448
Proceeds from maturities, prepayments and calls on securities held to maturity	1,065	—
(Increase) decrease in loans, net	(48,179)	8,453
Proceeds from sale of foreclosed assets	4,217	2,588
Purchases of office properties and equipment	(5,106)	(5,552)
Proceeds from sale of office properties and equipment	—	187
Purchase of Federal Home Loan Bank stock	—	(1,582)
Proceeds from redemption of Federal Home Loan Bank stock	—	7,987
Net cash (used in) provided by investing activities	(84,866)	45,877
Cash flows from financing activities:
Increase in deposits, net	80,689	194,801
Borrowings of Federal Home Loan Bank advances	—	3,598,875
Repayments of Federal Home Loan Bank advances	(3,024)	(3,771,362)
Proceeds from exercise of stock options	11	38
Issuance of stock under incentive plans, net	155	608
Dividends paid to shareholders	(7,377)	(6,562)
Purchase of Company’s common stock	(456)	(14,313)
Net cash provided by financing activities	69,998	2,085
Net change in cash and cash equivalents	37,448	90,776
Cash and cash equivalents, beginning	141,605	98,548
Cash and cash equivalents, ending	$179,053	$189,324
Supplementary cash flow information:
Interest paid on deposits and borrowed funds	$37,323	$44,680
Income taxes paid	9,845	10,240
The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOME BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Home Bancorp, Inc. (the "Company") were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") for the year ended December 31, 2025.

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

3. Investment Securities
The following tables summarize the Company’s available for sale and held to maturity investment securities at September 30, 2026 and December 31, 2025.

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026
Available for sale:
U.S. agency mortgage-backed	$341,618	$28	$26,922	$314,724
Collateralized mortgage obligations	43,090	—	1,277	41,813
Municipal bonds	52,703	—	7,587	45,116
U.S. government agency	9,636	—	694	8,942
Corporate bonds	5,000	—	—	5,000
Total available for sale	$452,047	$28	$36,480	$415,595

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Available for sale:
U.S. agency mortgage-backed	$284,749	$402	$17,501	$267,650
Collateralized mortgage obligations	61,185	1	859	60,327
Municipal bonds	53,018	3	4,874	48,147
U.S. government agency	11,441	—	438	11,003
Corporate bonds	4,491	9	179	4,321
Total available for sale	$414,884	$415	$23,851	$391,448
Held to maturity:
Municipal bonds	$1,065	$1	$—	$1,066
Total held to maturity	$1,065	$1	$—	$1,066
The estimated fair value and amortized cost by contractual maturity of the Company’s investment securities as of September 30, 2026 are shown in the following tables. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. The expected maturity of a security may differ from its contractual maturity because of prepayments or the exercise of call options. Accordingly, actual maturities may differ from contractual maturities. The Company’s investment securities portfolio had an effective duration of 3.6 years and 3.3 years at September 30, 2026 and December 31, 2025, respectively.

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Fair Value
Available for sale:
U.S. agency mortgage-backed	$8,282	$112,101	$86,862	$107,479	$314,724
Collateralized mortgage obligations	16,960	13,834	300	10,719	41,813
Municipal bonds	—	13,411	31,282	423	45,116
U.S. government agency	—	1,332	7,610	—	8,942
Corporate bonds	—	—	5,000	—	5,000
Total available for sale	$25,242	$140,678	$131,054	$118,621	$415,595

(dollars in thousands)	One Year or Less	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
Amortized Cost
Available for sale:
U.S. agency mortgage-backed	$8,326	$117,533	$93,636	$122,123	$341,618
Collateralized mortgage obligations	17,083	14,318	306	11,383	43,090
Municipal bonds	—	14,429	37,766	508	52,703
U.S. government agency	—	1,444	8,192	—	9,636
Corporate bonds	—	—	5,000	—	5,000
Total available for sale	$25,409	$147,724	$144,900	$134,014	$452,047

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

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
September 30, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$134,867	$5,207	$177,730	$21,715	$312,597	$26,922
Collateralized mortgage obligations	9,934	164	31,873	1,113	41,807	1,277
Municipal bonds	1,731	71	42,745	7,516	44,476	7,587
U.S. government agency	2,699	137	6,243	557	8,942	694
Corporate bonds	—	—	—	—	—	—
Total available for sale	$149,231	$5,579	$258,591	$30,901	$407,822	$36,480

(dollars in thousands)	Less Than 1 Year		Over 1 Year		Total
December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. agency mortgage-backed	$13,590	$51	$220,409	$17,450	$233,999	$17,501
Collateralized mortgage obligations	25	—	60,276	859	60,301	859
Municipal bonds	—	—	46,205	4,874	46,205	4,874
U.S. government agency	—	—	11,003	438	11,003	438
Corporate bonds	—	—	3,320	179	3,320	179
Total available for sale	$13,615	$51	$341,213	$23,800	$354,828	$23,851

At September 30, 2026, 239 of the Company’s debt securities had unrealized losses totaling 8.2% of the individual securities’ amortized cost basis and 8.1% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 181 of the 239 securities had been in a continuous loss position for over 12 months. Management has determined that the declines in the fair value of these securities were not attributable to credit losses. As a result, no ACL was recorded for available for sale investment securities at September 30, 2026.

At September 30, 2026, it was determined that no ACL was required for the Company's held-to-maturity investment securities. The Company monitors credit quality of debt securities held-to-maturity through the use of credit ratings. The following tables present the amortized cost of the Company's held-to-maturity securities by credit quality rating at September 30, 2026 and December 31, 2025.

Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
September 30, 2026
Held to maturity:
Municipal bonds	$—	$—	$—

	Credit Ratings
(dollars in thousands)	AAA/AA/A	BBB/BB/B	Total
December 31, 2025
Held to maturity:
Municipal bonds	$1,065	$—	$1,065

Accrued interest receivable on the Company's investment securities was $1,320,000 and $1,305,000 at September 30, 2026 and December 31, 2025, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

At September 30, 2026 and December 31, 2025, the Company had $129,571,000 and $140,110,000, respectively, of securities pledged to secure public deposits. In addition, as of September 30, 2026 and December 31, 2025, the Company had $572,000 and $2,370,000, respectively, of securities pledged to the Federal Reserve Discount Window and U.S. Bankruptcy Trustee for debtor in possession accounts held at Home Bank, N.A. (the "Bank").

4. Earnings Per Share
Earnings per common share ("EPS") was computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income available to common shareholders	$10,097	$12,357	$33,072	$34,651
Denominator:
Weighted average common shares outstanding	7,796	7,713	7,769	7,789
Effect of dilutive securities:
Restricted stock	49	41	53	44
Stock options	29	29	30	30
Weighted average common shares outstanding – assuming dilution	7,874	7,783	7,852	7,863
Basic earnings per common share	$1.30	$1.60	$4.26	$4.45
Diluted earnings per common share	$1.28	$1.59	$4.21	$4.41

Options for 14,295 and 16,346 shares of common stock were not included in the computation of diluted EPS for the three months ended September 30, 2026 and 2025, respectively, because the effect of those shares was anti-dilutive. For the nine months ended September 30, 2026 and 2025, options for 6,259 and 8,357, respectively, shares of common stock were not included in the computation of diluted EPS because the effect of these shares was anti-dilutive.
5. Credit Quality and Allowance for Credit Losses

The Company’s loans, net of unearned income, consisted of the following as of the dates indicated.

(dollars in thousands)	September 30, 2026	December 31, 2025
Real estate loans:
One- to four-family first mortgage	$469,700	$493,446
Home equity loans and lines	91,279	92,574
Commercial real estate	1,224,277	1,190,388
Construction and land	303,735	329,227
Multi-family residential	194,134	177,825
Total real estate loans	2,283,125	2,283,460
Other loans:
Commercial and industrial	462,665	430,517
Consumer	29,074	30,046
Total other loans	491,739	460,563
Total loans	$2,774,864	$2,744,023

The net discount on the Company’s acquired loans was $618,000 and $1,183,000 at September 30, 2026 and December 31, 2025, respectively. In addition, loan balances as of September 30, 2026 and December 31, 2025 are reported net of unearned income of $5,061,000 and $4,929,000, respectively.

Accrued interest receivable on the Company's loans was $12,618,000 and $13,000,000 at September 30, 2026 and December 31, 2025, respectively, and is excluded from the estimate of the ACL. Those amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

Allowance for Credit Losses
The ACL, which includes the allowance for loan losses ("ALL") and the ACL on unfunded lending commitments, and recorded investment in loans as of the dates indicated are as follows.

	September 30, 2026
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$3,929	$112	$4,041
Home equity loans and lines	1,140	—	1,140
Commercial real estate	13,828	135	13,963
Construction and land	2,906	—	2,906
Multi-family residential	1,552	—	1,552
Commercial and industrial	7,246	2,768	10,014
Consumer	811	—	811
Total allowance for loan losses	$31,412	$3,015	$34,427

Unfunded lending commitments(1)	$1,625	$—	$1,625
Total allowance for credit losses	$33,037	$3,015	$36,052

	September 30, 2026
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$468,692	$1,008	$469,700
Home equity loans and lines	91,279	—	91,279
Commercial real estate	1,221,082	3,195	1,224,277
Construction and land	303,735	—	303,735
Multi-family residential	194,134	—	194,134
Commercial and industrial	457,942	4,723	462,665
Consumer	29,074	—	29,074
Total loans	$2,765,938	$8,926	$2,774,864

	December 31, 2025
(dollars in thousands)	Collectively Evaluated	Individually Evaluated	Total
Allowance for credit losses:
One- to four-family first mortgage	$4,651	$411	$5,062
Home equity loans and lines	1,335	—	1,335
Commercial real estate	14,141	362	14,503
Construction and land	2,813	—	2,813
Multi-family residential	1,363	136	1,499
Commercial and industrial	6,782	356	7,138
Consumer	792	—	792
Total allowance for loan losses	$31,877	$1,265	$33,142

Unfunded lending commitments(1)	$1,625	$—	$1,625
Total allowance for credit losses	$33,502	$1,265	$34,767

	December 31, 2025
(dollars in thousands)	Collectively Evaluated	Individually Evaluated(2)	Total
Loans:
One- to four-family first mortgage	$491,142	$2,304	$493,446
Home equity loans and lines	92,574	—	92,574
Commercial real estate	1,188,226	2,162	1,190,388
Construction and land	328,707	520	329,227
Multi-family residential	177,222	603	177,825
Commercial and industrial	429,900	617	430,517
Consumer	30,046	—	30,046
Total loans	$2,737,817	$6,206	$2,744,023
(1)The ACL on unfunded lending commitments is recorded within accrued interest payable and other liabilities on the Consolidated Statements of Financial Condition.
(2)There were no purchased credit deteriorated ("PCD") loans individually evaluated at September 30, 2026. One PCD loan was individually evaluated at December 31, 2025.

A summary of activity in the ACL for the nine months ended September 30, 2026 and September 30, 2025 follows.

	Nine Months Ended September 30, 2026
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$5,062	$(315)	$3	$(709)	$4,041
Home equity loans and lines	1,335	—	—	(195)	1,140
Commercial real estate	14,503	(200)	—	(340)	13,963
Construction and land	2,813	(126)	—	219	2,906
Multi-family residential	1,499	—	—	53	1,552
Commercial and industrial	7,138	(614)	184	3,306	10,014
Consumer	792	(375)	25	369	811
Total allowance for loan losses	$33,142	$(1,630)	$212	$2,703	$34,427

Unfunded lending commitments	$1,625	$—	$—	$—	$1,625
Total allowance for credit losses	$34,767	$(1,630)	$212	$2,703	$36,052

	Nine Months Ended September 30, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Allowance for credit losses:
One- to four-family first mortgage	$4,430	$—	$11	$778	$5,219
Home equity loans and lines	801	—	36	149	986
Commercial real estate	13,521	(21)	—	1,303	14,803
Construction and land	5,484	(102)	—	(2,292)	3,090
Multi-family residential	1,090	—	—	67	1,157
Commercial and industrial	6,861	(765)	334	394	6,824
Consumer	729	(286)	50	255	748
Total allowance for loan losses	$32,916	$(1,174)	$431	$654	$32,827

Unfunded lending commitments	$2,700	$—	$—	$(970)	$1,730
Total allowance for credit losses	$35,616	$(1,174)	$431	$(316)	$34,557

Credit Quality
The following tables present the Company’s loan portfolio by credit quality classification and origination year as of September 30, 2026 and December 31, 2025. The gross charge-offs presented in the tables that follow are for the nine months ended September 30, 2026 and the year ended December 31, 2025.

	September 30, 2026
	Term Loans by Origination Year
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$55,683	$56,993	$53,285	$69,407	$78,283	$120,385	$27,824	$591	$462,451
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	1,174	593	1,423	1,076	2,850	97	36	7,249
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$55,683	$58,167	$53,878	$70,830	$79,359	$123,235	$27,921	$627	$469,700
Current period gross charge-offs	$—	$—	$—	$136	$—	$179	$—	$—	$315
Home equity loans and lines:
Pass	$439	$1,863	$1,433	$2,054	$2,782	$5,425	$76,608	$162	$90,766
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	250	72	191	513
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$439	$1,863	$1,433	$2,054	$2,782	$5,675	$76,680	$353	$91,279
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$183,793	$201,171	$157,098	$121,665	$235,815	$252,190	$18,775	$224	$1,170,731
Special Mention	—	—	9,784	345	—	4,293	—	—	14,422
Substandard	—	763	2,260	3,522	7,593	22,014	2,760	212	39,124
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$183,793	$201,934	$169,142	$125,532	$243,408	$278,497	$21,535	$436	$1,224,277
Current period gross charge-offs	$—	$—	$—	$—	$—	$200	$—	$—	$200
Construction and land:
Pass	$75,854	$121,099	$35,991	$40,339	$4,213	$5,110	$5,951	$117	$288,674
Special Mention	—	1,687	—	—	127	—	—	—	1,814
Substandard	—	5	301	11,497	297	1,147	—	—	13,247
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$75,854	$122,791	$36,292	$51,836	$4,637	$6,257	$5,951	$117	$303,735
Current period gross charge-offs	$—	$—	$—	$—	$126	$—	$—	$—	$126

	September 30, 2026
	Term Loans by Origination Year
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Multi-family residential:
Pass	$26,636	$23,671	$38,281	$30,598	$44,951	$23,131	$4,574	$—	$191,842
Special Mention	—	150	—	—	—	1,154	—	—	1,304
Substandard	—	308	—	—	310	—	—	370	988
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$26,636	$24,129	$38,281	$30,598	$45,261	$24,285	$4,574	$370	$194,134
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Pass	$85,858	$48,050	$35,350	$30,300	$30,767	$9,509	$194,088	$2,379	$436,301
Special Mention	—	—	1,013	—	3	—	1,136	2,491	4,643
Substandard	—	2,115	2,672	282	415	394	12,413	3,430	21,721
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$85,858	$50,165	$39,035	$30,582	$31,185	$9,903	$207,637	$8,300	$462,665
Current period gross charge-offs	$13	$59	$8	$15	$—	$79	$440	$—	$614
Consumer:
Pass	$5,242	$2,964	$1,285	$966	$1,008	$6,816	$10,747	$27	$29,055
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	4	15	—	—	19
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$5,242	$2,964	$1,285	$966	$1,012	$6,831	$10,747	$27	$29,074
Current period gross charge-offs	$—	$17	$8	$11	$—	$5	$334	$—	$375
Total loans:
Pass	$433,505	$455,811	$322,723	$295,329	$397,819	$422,566	$338,567	$3,500	$2,669,820
Special Mention	—	1,837	10,797	345	130	5,447	1,136	2,491	22,183
Substandard	—	4,365	5,826	16,724	9,695	26,670	15,342	4,239	82,861
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$433,505	$462,013	$339,346	$312,398	$407,644	$454,683	$355,045	$10,230	$2,774,864
Current period gross charge-offs	$13	$76	$16	$162	$126	$463	$774	$—	$1,630

	December 31, 2025
	Term Loans by Origination Year
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
One- to four-family first mortgage:
Pass	$65,510	$61,353	$85,573	$90,946	$68,713	$87,020	$26,173	$1,165	$486,453
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	20	245	1,534	2,625	409	1,999	—	161	6,993
Doubtful	—	—	—	—	—	—	—	—	—
Total one- to four-family first mortgages	$65,530	$61,598	$87,107	$93,571	$69,122	$89,019	$26,173	$1,326	$493,446
Current period gross charge-offs	$—	$—	$—	$—	$—	$14	$—	$—	$14
Home equity loans and lines:
Pass	$1,652	$1,526	$1,257	$1,937	$1,395	$3,756	$76,230	$3,479	$91,232
Special Mention	—	—	145	483	183	—	—	—	811
Substandard	—	—	—	59	—	343	29	100	531
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity loans and lines	$1,652	$1,526	$1,402	$2,479	$1,578	$4,099	$76,259	$3,579	$92,574
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$184,225	$178,055	$141,348	$259,605	$175,380	$191,197	$19,545	$5,742	$1,155,097
Special Mention	—	—	—	1,043	796	1,108	—	—	2,947
Substandard	398	146	363	7,559	8,414	14,704	760	—	32,344
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$184,623	$178,201	$141,711	$268,207	$184,590	$207,009	$20,305	$5,742	$1,190,388
Current period gross charge-offs	$—	$—	$—	$—	$—	$21	$—	$—	$21
Construction and land:
Pass	$118,753	$83,534	$81,356	$10,442	$2,741	$5,219	$10,765	$184	$312,994
Special Mention	—	—	727	139	—	—	—	—	866
Substandard	—	2,626	10,626	2,115	—	—	—	—	15,367
Doubtful	—	—	—	—	—	—	—	—	—
Total construction and land loans	$118,753	$86,160	$92,709	$12,696	$2,741	$5,219	$10,765	$184	$329,227
Current period gross charge-offs	$—	$100	$—	$—	$1	$—	$—	$—	$101
Multi-family residential:
Pass	$26,530	$38,459	$19,871	$47,438	$21,613	$21,085	$1,231	$—	$176,227
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	308	—	—	317	—	602	371	—	1,598

	December 31, 2025
	Term Loans by Origination Year
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Doubtful	—	—	—	—	—	—	—	—	—
Total multi-family residential loans	$26,838	$38,459	$19,871	$47,755	$21,613	$21,687	$1,602	$—	$177,825
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Pass	$59,909	$63,421	$45,067	$42,544	$9,457	$6,239	$198,975	$653	$426,265
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	1,565	92	204	316	347	18	1,567	143	4,252
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$61,474	$63,513	$45,271	$42,860	$9,804	$6,257	$200,542	$796	$430,517
Current period gross charge-offs	$—	$18	$247	$19	$—	$115	$466	$—	$865
Consumer:
Pass	$7,087	$2,423	$1,366	$1,164	$207	$7,703	$9,964	$86	$30,000
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	5	—	—	13	—	28	—	—	46
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$7,092	$2,423	$1,366	$1,177	$207	$7,731	$9,964	$86	$30,046
Current period gross charge-offs	$—	$30	$8	$—	$141	$2	$181	$—	$362
Total loans:
Pass	$463,666	$428,771	$375,838	$454,076	$279,506	$322,219	$342,883	$11,309	$2,678,268
Special Mention	—	—	872	1,665	979	1,108	—	—	4,624
Substandard	2,296	3,109	12,727	13,004	9,170	17,694	2,727	404	61,131
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$465,962	$431,880	$389,437	$468,745	$289,655	$341,021	$345,610	$11,713	$2,744,023
Current period gross charge-offs	$—	$148	$255	$19	$142	$152	$647	$—	$1,363

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
Age analysis of past due loans as of the dates indicated are as follows.

	September 30, 2026
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$2,157	$323	$4,540	$7,020	$462,680	$469,700
Home equity loans and lines	269	84	460	813	90,466	91,279
Commercial real estate	531	447	18,146	19,124	1,205,153	1,224,277
Construction and land	461	—	1,784	2,245	301,490	303,735
Multi-family residential	310	—	308	618	193,516	194,134
Total real estate loans	3,728	854	25,238	29,820	2,253,305	2,283,125
Other loans:
Commercial and industrial	988	155	2,073	3,216	459,449	462,665
Consumer	229	30	1	260	28,814	29,074
Total other loans	1,217	185	2,074	3,476	488,263	491,739
Total loans	$4,945	$1,039	$27,312	$33,296	$2,741,568	$2,774,864

	December 31, 2025
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
One- to four-family first mortgage	$3,562	$1,508	$4,874	$9,944	$483,502	$493,446
Home equity loans and lines	90	69	354	513	92,061	92,574
Commercial real estate	2,771	1,459	2,662	6,892	1,183,496	1,190,388
Construction and land	1,322	134	11,980	13,436	315,791	329,227
Multi-family residential	57	—	1,281	1,338	176,487	177,825
Total real estate loans	7,802	3,170	21,151	32,123	2,251,337	2,283,460
Other loans:
Commercial and industrial	156	177	1,089	1,422	429,095	430,517
Consumer	414	67	10	491	29,555	30,046
Total other loans	570	244	1,099	1,913	458,650	460,563
Total loans	$8,372	$3,414	$22,250	$34,036	$2,709,987	$2,744,023

There were $282,000 and $65,000 of loans greater than 90 days past due and accruing at September 30, 2026 and December 31, 2025, respectively.
The following tables summarize information pertaining to nonaccrual loans as of dates indicated.

	September 30, 2026
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total
Nonaccrual loans(1):
One- to four-family first mortgage	$6,792	$—	$6,792
Home equity loans and lines	513	—	513
Commercial real estate	22,354	—	22,354
Construction and land	4,808	—	4,808
Multi-family residential	679	—	679
Commercial and industrial	6,721	—	6,721
Consumer	19	—	19
Total	$41,886	$—	$41,886

	December 31, 2025
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total
Nonaccrual loans(1):
One- to four-family first mortgage	$6,531	$—	$6,531
Home equity loans and lines	531	—	531
Commercial real estate	9,011	—	9,011
Construction and land	15,367	—	15,367
Multi-family residential	1,281	—	1,281
Commercial and industrial	1,344	—	1,344
Consumer	46	—	46
Total	$34,111	$—	$34,111
(1)Nonaccrual acquired loans include PCD loans of $0 and $1,153,000 at September 30, 2026 and December 31, 2025, respectively.

All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. All payments received while on nonaccrual status are applied against the principal balance of nonaccrual loans. The Company does not recognize interest income while loans are on nonaccrual status.
Collateral Dependent Loans
The Company held loans that were individually evaluated for credit losses at September 30, 2026 and December 31, 2025 for which the repayment, on the basis of our assessment at the reporting date, is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The ACL for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:

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
•Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.
The tables below summarize collateral dependent loans and the related ACL at September 30, 2026 and December 31, 2025.

	September 30, 2026
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$1,008	$112
Home equity loans and lines	—	—
Commercial real estate	3,195	135
Construction and land	—	—
Multi-family residential	—	—
Commercial and industrial	4,723	2,768
Consumer	—	—
Total	$8,926	$3,015

	December 31, 2025
(dollars in thousands)	Loans	ACL
One- to four-family first mortgage	$2,304	$411
Home equity loans and lines	—	—
Commercial real estate	2,162	362
Construction and land	520	—
Multi-family residential	603	136
Commercial and industrial	617	356
Consumer	—	—
Total	$6,206	$1,265

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

	Three Months Ended September 30, 2026
(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
One-to four-family first mortgage	$142	$—	$567	$—	$—	$—	0.2%
Home equity loans and lines	—	—	—	—	—	—	—
Commercial real estate	—	—	886	—	—	—	0.1
Construction and land	—	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—	—
Commercial and industrial	—	—	15,724	—	—	—	3.4
Consumer	—	—	—	—	—	—	—
Total	$142	$—	$17,177	$—	$—	$—	0.6%

	Three Months Ended September 30, 2025
(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
One-to four-family first mortgage	$—	$—	$—	$—	$—	$—	—%
Home equity loans and lines	—	—	—	—	—	—	—
Commercial real estate	13,298	—	1,215	—	—	4,540	1.6
Construction and land	—	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—	—
Commercial and industrial	—	—	4,641	—	—	1,199	1.4
Consumer	—	—	—	—	—	—	—
Total	$13,298	$—	$5,856	$—	$—	$5,739	0.9%

	Nine Months Ended September 30, 2026
(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
One-to four-family first mortgage	$142	$—	$567	$—	$—	$—	0.2%
Home equity loans and lines	—	—	—	—	—	—	—
Commercial real estate	59	—	7,097	—	—	—	0.6
Construction and land	479	—	2,724	—	—	—	1.1
Multi-family residential	—	—	371	—	—	—	0.2
Commercial and industrial	306	—	16,070	175	—	—	3.6
Consumer	—	—	—	—	—	—	—
Total	$986	$—	$26,829	$175	$—	$—	1.0%

	Nine Months Ended September 30, 2025
(dollars in thousands)	Payment Deferral	Principal Forgiveness	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Percent of Total Class of Loans
One-to four-family first mortgage	$—	$—	$22	$—	$—	$—	—%
Home equity loans and lines	—	—	797	—	—	—	0.9
Commercial real estate	14,468	—	2,111	—	—	4,540	1.8
Construction and land	2,948	—	750	—	—	—	1.1
Multi-family residential	370	—	—	—	—	—	0.2
Commercial and industrial	—	—	4,642	—	—	1,199	1.4
Consumer	—	—	—	—	—	—	—
Total	$17,786	$—	$8,322	$—	$—	$5,739	1.2%

During the nine months ended September 30, 2026, the Company had one commercial real estate loan with a balance total of $2.4 million that defaulted during the period that had previously been modified within the last 12 months. During the nine months ended September 30, 2025, the Company had one one-to four-family first mortgage loan with a balance total of $22,000 that defaulted during the period that had previously been modified within the last 12 months. Default is defined as movement to past due 90 days, foreclosure or charge-off, whichever occurs first.
The following table details the financial impacts of loan modifications made to borrowers experiencing financial difficulty for the periods presented.

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Payment Deferral (dollars in thousands)	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction	Payment Deferral (dollars in thousands)	Weighted-Average Term Extension (in months)	Weighted-Average Interest Rate Reduction
One-to four-family first mortgage	$15	3	—%	$—	60	—%
Home equity loans and lines	—	0	—%	—	24	—%
Commercial real estate	3	7	—%	179	46	2.0%
Construction and land	69	4	—%	165	6	—%
Multi-family residential	—	4	—%	165	0	—%
Commercial and industrial	84	4	1.5%	—	7	1.5%
Consumer	—	0	—%	—	0	—%
The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The table below reflects the performance of such loans that have been modified in the last 12 months as of September 30, 2026.

(dollars in thousands)	30-89 Days Past Due	90+ Days Past Due and Accruing	Nonaccrual	Current	Total
September 30, 2026
One-to four-family first mortgage	$142	$—	$567	$—	$709
Home equity loans and lines	—	—	—	—	$—
Commercial real estate	59	—	1,417	5,680	$7,156
Construction and land	—	—	2,724	479	$3,203
Multi-family residential	—	—	371	—	$371
Commercial and industrial	—	—	3,940	12,611	$16,551
Consumer	—	—	—	—	$—
Total	$201	$—	$9,019	$18,770	$27,990
The loan modifications reported in the table above did not significantly impact the Company's ALL during 2026.
Foreclosed Assets and Other Real Estate
Foreclosed assets and other real estate ("ORE") include real property and other assets that have been acquired as a result of foreclosure, and real property no longer used in the Bank's business. Foreclosed assets and ORE totaled $11,568,000 and $1,929,000 at September 30, 2026 and December 31, 2025, respectively. These amounts are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition.

The carrying amount of foreclosed residential real estate properties held at September 30, 2026 and December 31, 2025 totaled $1,954,000 and $1,786,000, respectively. Loans secured by single family residential real estate that were in the process of foreclosure at September 30, 2026 and December 31, 2025 totaled $685,000 and $3,425,000, respectively.
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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income ("AOCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. During the next twelve months, the Company estimates that an additional $819,000 will be reclassified as additional interest income.

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

Fair Values of Derivative Instruments

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Financial Condition as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$60,000	$688	$—	$—

Derivatives not designated as hedging instruments:
Interest rate contracts	$33,143	$563	$33,143	$564
Risk participation agreements	4,833	2	11,096	—

Netting adjustments		—		—

Net derivative amounts		$1,253		$564

	December 31, 2025
	Derivative Assets(1)		Derivative Liabilities(1)
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate liabilities	$60,000	$1,056	$20,000	$19

Derivatives not designated as hedging instruments:
Interest rate contracts	9,000	255	9,000	275
Risk participation agreements	—	—	11,293	—

Netting adjustments		—		—

Net derivative amounts		$1,311		$294

(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

At September 30, 2026 and December 31, 2025, accumulated unrealized gains, net of taxes, on derivative instruments totaled $489,000 and $715,000, respectively.

Effect of Cash Flow Hedge Accounting on AOCI and the Consolidated Statements of Income
The tables below present the effect of cash flow hedge accounting on AOCI and the Consolidated Statements of Income as of September 30, 2026 and September 30, 2025.

	Three Months Ended September 30, 2026
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$105	$105	Interest income	$201	$201

	Nine Months Ended September 30, 2026

	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$505	$505	Interest income	$791	$791

	Three Months Ended September 30, 2025
	Amount of Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$120	$120	Interest income	$514	$514

	Nine Months Ended September 30, 2025
	Amount of Loss Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
(dollars in thousands)	Total	Included Component		Total	Included Component
Derivatives in cash flows hedging relationships:
Interest rate swaps - variable rate liabilities	$(203)	$(203)	Interest income	$1,534	$1,534

Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of September 30, 2026 and September 30, 2025.

(dollars in thousands)	Location of Income Recognized on Non-designated Hedges	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Effects of non-designated hedges
Interest rate contracts	Other noninterest income	$14	$19
Risk participation agreements	Other noninterest expense	$—	$—

(dollars in thousands)	Location of Income Recognized on Non-designated Hedges	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Effects of non-designated hedges
Interest rate contracts	Other noninterest expense	$3	$(12)
Risk participation agreements	Other noninterest expense	$—	$—

Derivative fee income from non-designated hedges totaled $204,000 and $204,000 for the three and nine months ended September 30, 2026, respectively. There was no derivative fee income from non-designated hedges for the three and nine months ended September 30, 2025.

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

As of September 30, 2026, there were no derivatives with credit-risk-related contingent features in a net liability position. Such derivatives are measured at fair value, which includes accrued interest but excludes any adjustment for nonperformance risk. If the Company had breached any provisions at September 30, 2026, it would not have been required to settle any obligations under the agreements since the termination value was $0.

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

The carrying value of the Notes was $54,838,000 and $54,675,000 at September 30, 2026 and December 31, 2025, respectively. The Notes were recorded net of issuance costs which is being amortized using the straight-line method over five years.

Federal Home Loan Bank Advances

The average balance of total FHLB advances was $0 for the third quarter of 2026, a decrease of $39,445,000 compared to the third quarter of 2025.

The Company had no short-term FHLB advances as of September 30, 2026 or December 31, 2025. At September 30, 2026 and December 31, 2025, the Company had $0 and $3,024,000 in long-term FHLB advances, respectively, and $1,339,761,000 and $1,256,621,000 in additional FHLB advances available, respectively.
The following table summarizes long-term FHLB advances as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Fixed rate advances maturing in:
2026	$—	—%	$3,024	1.53%
Total FHLB advances	$—	—%	$3,024	1.53%

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

Management primarily identifies investment securities which may have traded in illiquid or inactive markets, by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Investment securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. For example, management may use quoted prices for similar investment securities in the absence of a liquid and active market for the investment securities being valued. As of September 30, 2026, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.
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

The following tables present the balances of assets measured for fair value on a recurring basis as of September 30, 2026 and December 31, 2025.

(dollars in thousands)	September 30, 2026	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$314,724	$—	$314,724	$—
Collateralized mortgage obligations	41,813	—	41,813	—
Municipal bonds	45,116	—	45,116	—
U.S. government agency	8,942	—	8,942	—
Corporate bonds	5,000	—	5,000	—
Total	$415,595	$—	$415,595	$—

Derivative assets	$1,253	$—	$1,253	$—
Total	$416,848	$—	$416,848	$—

Liabilities
Derivative liabilities	$564	$—	$564	$—

(dollars in thousands)	December 31, 2025	Level 1	Level 2	Level 3
Assets
Available for sale securities:
U.S. agency mortgage-backed	$267,650	$—	$267,650	$—
Collateralized mortgage obligations	60,327	—	60,327	—
Municipal bonds	48,147	—	48,147	—
U.S. government agency	11,003	—	11,003	—
Corporate bonds	4,321	—	4,321	—
Total	$391,448	$—	$391,448	$—

Derivative assets	$1,311	$—	$1,311	$—
Total	$392,759	$—	$392,759	$—

Liabilities
Derivative liabilities	$294	$—	$294	$—

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

		Fair Value Measurements Using
(dollars in thousands)	September 30, 2026	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$5,911	$—	$—	$5,911
Foreclosed assets and ORE	11,568	—	—	11,568
Total	$17,479	$—	$—	$17,479

		Fair Value Measurements Using
(dollars in thousands)	December 31, 2025	Level 1	Level 2	Level 3
Assets
Loans individually evaluated	$4,941	$—	$—	$4,941
Foreclosed assets and ORE	1,929	—	—	1,929
Total	$6,870	$—	$—	$6,870

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
September 30, 2026
Loans individually evaluated	$5,911	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	9% - 100%	34%
Foreclosed assets and ORE	$11,568	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	6% - 55%	13%
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
December 31, 2025
Loans individually evaluated	$4,941	Third party appraisals and discounted cash flows	Collateral values, market discounts and estimated costs to sell	0% - 100%	20%
Foreclosed assets and ORE	$1,929	Third party appraisals, sales contracts, broker price opinions	Collateral values, market discounts and estimated costs to sell	0% - 43%	22%
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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

		Fair Value Measurements at September 30, 2026
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$179,053	$179,053	$179,053	$—	$—
Investment securities available for sale	415,595	415,595	—	415,595	—
Investment securities held to maturity	—	—	—	—	—
Mortgage loans held for sale	774	774	—	774	—
Loans, net	2,740,437	2,724,071	—	2,718,160	5,911

Cash surrender value of BOLI	50,426	50,426	50,426	—	—
Derivative assets(1)	1,253	1,253	—	1,253	—
Financial Liabilities
Deposits	$3,053,500	$3,051,433	$2,303,510	$747,923	$—
Subordinated debt, net of issuance cost	54,838	54,460	—	54,460	—
Derivative liabilities(1)	564	564	—	564	—

		Fair Value Measurements at December 31, 2025
(dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$141,605	$141,605	$141,605	$—	$—
Investment securities available for sale	391,448	391,448	—	391,448	—
Investment securities held to maturity	1,065	1,066	—	1,066	—
Mortgage loans held for sale	1,558	1,558	—	1,558	—
Loans, net	2,710,881	2,728,477	—	2,723,536	4,941
Cash surrender value of BOLI	49,557	49,557	49,557	—	—
Derivative assets(1)	1,311	1,311	—	1,311	—
Financial Liabilities
Deposits	$2,972,806	$2,971,389	$2,167,183	$804,206	$—
Subordinated debt, net of issuance cost	54,675	54,520	—	54,520	—
Long-term FHLB advances	3,024	3,012	—	3,012	—
Derivative liabilities(1)	294	294	—	294	—
(1)Derivative assets and liabilities are reported at fair value in accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively, in the Consolidated Statements of Financial Condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and the Bank from December 31, 2025 through September 30, 2026 and on its results of operations for the three and nine months ended September 30, 2026 and 2025. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.

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
EXECUTIVE OVERVIEW
The Company reported net income for the third quarter of 2026 of $10.1 million, or $1.28 diluted EPS, down $2.3 million, or 18.3%, compared to the third quarter of 2025. Net income for the third quarter of 2025 totaled $12.4 million, or $1.59 diluted EPS. For the nine months ended September 30, 2026, the Company reported net income of $33.1 million, or $4.21 diluted EPS, down $1.6 million from $34.7 million, or $4.41 diluted EPS, reported for the nine months ended September 30, 2025.

Key components of the Company’s performance during the three and nine months ended September 30, 2026 include:

•Assets increased $103.7 million, or 3.0%, from December 31, 2025 to $3.6 billion at September 30, 2026.
•Total loans were $2.8 billion at September 30, 2026, up $30.8 million, or 1.1%, from December 31, 2025.
•During the three and nine months ended September 30, 2026, the Company recorded provisions for credit losses of $1.0 million and $2.7 million, respectively. The provision for the three months ended September 30, 2026 was primarily attributable to increased reserves on individually analyzed loans, partially offset by the reduction in total loans, while the provision for the nine months ended September 30, 2026 was driven by increased reserves on individually analyzed loans, loan growth, and net charge-offs. During the three and nine months ended September 30, 2025, the Company reversed $229,000 and provisioned $654,000, respectively, to the ALL.
•The ALL totaled $34.4 million, or 1.24% of total loans, at September 30, 2026 compared to $33.1 million, or 1.21% of total loans, at December 31, 2025. The ACL, which is comprised of the ALL plus the allowance for unfunded lending commitments, totaled $36.1 million, or 1.30% of total loans, at September 30, 2026 compared to $34.8 million, or 1.27% of total loans, at December 31, 2025.
•Nonperforming assets ("NPAs") increased $17.6 million, or 48.8%, from $36.1 million, or 1.03% of total assets, at December 31, 2025 to $53.7 million, or 1.49% of total assets, at September 30, 2026. The increase in NPAs during the nine months ended September 30, 2026 was primarily attributable to multiple loan relationships (with the largest relationship totaling $7.3 million) moving to nonaccrual status during 2026, which was partially offset by payoffs and paydowns.
•Total deposits amounted to $3.1 billion at September 30, 2026, an increase of $80.7 million, or 2.7%, from December 31, 2025.
•The net interest margin was 4.19% and 4.20% for the three and nine months ended September 30, 2026, respectively, up 9 bps and 18 bps from the three and nine months ended September 30, 2025. The increase was primarily due to a decline in funding costs.
•The average rate paid on total interest-bearing deposits was 2.33% and 2.30% for the three and nine months ended September 30, 2026, respectively, down 24 bps and 24 bps from the three and nine months ended September 30, 2025.
•Total interest expense was $13.8 million and $40.5 million for the three and nine months ended September 30, 2026, respectively, down $1.3 million, or 8.5%, and down $5.3 million, or 11.7%, from the three and nine months ended September 30, 2025.
•Noninterest income for the third quarter of 2026 was $4.2 million, up $463,000, or 12.4%, compared to the third quarter of 2025, primarily due to increases in other income (up $215,000), bank card fees (up $127,000), and service fees and charges (up $104,000). For the nine months ended September 30, 2026, noninterest income was up $395,000, or 3.4%, from the comparable period in 2025 primarily due to increases in service fees and charges (up $294,000) and bank card fees (up $111,000).
•Noninterest expense for the third quarter of 2026 was $26.3 million, up $3.8 million, or 16.8%, compared to the third quarter of 2025, primarily due to increases in foreclosed assets, net (up $1.7 million primarily for write downs on foreclosed assets due to updated values or contracts), compensation and benefits (up $1.6 million), other expenses (up $356,000), and data processing and communication (up $278,000), which were partially offset by a decrease in occupancy (down $81,000). For the nine months ended September 30, 2026, noninterest expense was up $7.3 million, or 11.0%, from the comparable period in 2025 primarily due to an increase in compensation and benefits (up $4.4 million), foreclosed assets, net (up $1.5 million primarily for write downs on foreclosed assets due to updated values or contracts), the absence of a reversal to the ACL on unfunded commitments ($970,000), and other expenses (up $697,000), partially offset by a decrease in franchise and shares tax (down $222,000).

FINANCIAL CONDITION

Loans, Allowance for Credit Losses and Asset Quality

Loans
Total loans at September 30, 2026 were $2.8 billion, up $30.8 million, or 1.1%, from December 31, 2025.
The following table summarizes the composition of the Company’s loan portfolio as of the dates indicated.

(dollars in thousands)	September 30, 2026	December 31, 2025	Increase/(Decrease)
Real estate loans:
One-to four-family first mortgage	$469,700	$493,446	$(23,746)	(4.8)%
Home equity loans and lines	91,279	92,574	(1,295)	(1.4)
Commercial real estate	1,224,277	1,190,388	33,889	2.8
Construction and land	303,735	329,227	(25,492)	(7.7)
Multi-family residential	194,134	177,825	16,309	9.2
Total real estate loans	2,283,125	2,283,460	(335)	—%
Other loans:
Commercial and industrial	462,665	430,517	32,148	7.5
Consumer	29,074	30,046	(972)	(3.2)
Total other loans	491,739	460,563	31,176	6.8
Total loans	$2,774,864	$2,744,023	$30,841	1.1%
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

At September 30, 2026, the ALL totaled $34.4 million, or 1.24% of total loans, up $1.3 million from $33.1 million, or 1.21% of total loans, at December 31, 2025. During the nine months ended September 30, 2026, the Company provisioned $2.7 million to the ALL primarily due to increased reserves on individually analyzed loans, loan growth, and net charge-offs. Net loan charge-offs totaled $1.4 million for the nine months ended September 30, 2026.
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

At September 30, 2026 and December 31, 2025, loans identified as credit deteriorated loans and individually evaluated for expected losses were $8.9 million and $6.2 million, respectively. The following tables provide a summary of loans individually evaluated for credit losses as of the dates indicated.

	September 30, 2026
(dollars in thousands)	Recorded Investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$1,008	$112	11.11%
Home equity loans and lines	—	—	—
Commercial real estate	3,195	135	4.23
Construction and land	—	—	—
Multi-family residential	—	—	—
Commercial and industrial	4,723	2,768	58.61
Consumer	—	—	—
Total	$8,926	$3,015	33.78%

	December 31, 2025
(dollars in thousands)	Recorded Investment	Allowance for Loan Losses	Allowance to Total Loans
Loans Individually Evaluated
One- to four-family first mortgage	$2,304	$411	17.84%
Home equity loans and lines	—	—	—
Commercial real estate	2,162	362	16.74
Construction and land	520	—	—
Multi-family residential	603	136	22.55
Commercial and industrial	617	356	57.70
Consumer	—	—	—
Total	$6,206	$1,265	20.38%

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

At September 30, 2026 and December 31, 2025, loans classified as substandard totaled $82.9 million and $61.1 million, respectively. There were no assets classified as doubtful at either date. For additional information, refer to Note 5 to the Consolidated Financial Statements.

The following tables provide a summary of loans classified as special mention and substandard as of the dates indicated.

(dollars in thousands)	September 30, 2026	December 31, 2025	Increase/(Decrease)
Special Mention Loans
One- to four-family first mortgage	$—	$—	$—	—%
Home equity loans and lines	—	811	(811)	(100.0)
Commercial real estate	14,422	2,947	11,475	389.4
Construction and land	1,814	866	948	109.5
Multi-family residential	1,304	—	1,304	100.0
Commercial and industrial	4,643	—	4,643	100.0
Consumer	—	—	—	—
Total special mention loans	$22,183	$4,624	$17,559	379.7%

(dollars in thousands)	September 30, 2026	December 31, 2025	Increase/(Decrease)
Substandard Loans
One- to four-family first mortgage	$7,249	$6,993	$256	3.7%
Home equity loans and lines	513	531	(18)	(3.4)
Commercial real estate	39,124	32,344	6,780	21.0
Construction and land	13,247	15,367	(2,120)	(13.8)
Multi-family residential	988	1,598	(610)	(38.2)
Commercial and industrial	21,721	4,252	17,469	410.8
Consumer	19	46	(27)	(58.7)
Total substandard loans	$82,861	$61,131	$21,730	35.5%

Total nonperforming loans increased by $8.0 million, or 23.4%, to $42.2 million at September 30, 2026, compared to $34.2 million at December 31, 2025. The increase was primarily attributable to multiple loan relationships (with the largest relationship totaling $7.3 million) moving to nonaccrual status during 2026, which was partially offset primarily by six loan relationships with an aggregate outstanding balance of $15.3 million at September 30, 2026 that transferred to foreclosed assets, along with payoffs and paydowns.

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

The following table sets forth the composition of the Company’s NPAs as of the dates indicated.

(dollars in thousands)	September 30, 2026	December 31, 2025
Nonaccrual loans:(1)
Real estate loans:
One- to four-family first mortgage	$6,792	$6,531
Home equity loans and lines	513	531
Commercial real estate	22,354	9,011
Construction and land	4,808	15,367
Multi-family residential	679	1,281
Other loans:
Commercial and industrial	6,721	1,344
Consumer	19	46
Total nonaccrual loans	41,886	34,111
Accruing loans 90 days or more past due	282	65
Total nonperforming loans	42,168	34,176
Foreclosed assets and ORE	11,568	1,929
Total NPAs	53,736	36,105

Nonperforming loans to total loans	1.52%	1.25%
Nonperforming loans to total assets	1.17%	0.98%
NPAs to total assets	1.49%	1.03%
(1)Nonaccrual acquired loans include PCD loans of $0.0 million and $1.2 million at September 30, 2026 and December 31, 2025, respectively.

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
Investment Securities

The Company’s investment securities portfolio totaled $415.6 million as of September 30, 2026, an increase of $23.1 million, or 5.9%, from December 31, 2025. During the years 2026 and 2025, the Company had no gains or losses related to the sale of available for sale investment securities. At September 30, 2026, the Company had a net unrealized loss on its available for sale investment securities portfolio of $36.5 million, compared to a net unrealized loss of $23.4 million at December 31, 2025. The Company’s investment securities portfolio had an effective duration of 3.6 years and 3.3 years at September 30, 2026 and December 31, 2025, respectively.

The following table summarizes activity in the Company’s investment securities portfolio during the nine months ended September 30, 2026.

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2025	$391,448	$1,065
Purchases	101,558	—
Sales	—	—
Principal maturities, prepayments and calls	(64,695)	(1,065)
Amortization of premiums and accretion of discounts	300	—
Decrease in market value	(13,016)	—
Balance, September 30, 2026	$415,595	$—

Funding Sources

Deposits
Deposits totaled $3.1 billion at September 30, 2026, an increase of $80.7 million, or 2.7%, compared to December 31, 2025. The following table summarizes the changes in the Company’s deposits from December 31, 2025 to September 30, 2026.

(dollars in thousands)	September 30, 2026	December 31, 2025	Increase/(Decrease)
Demand deposit	$827,696	$792,951	$34,745	4.4%
Savings	192,180	201,265	(9,085)	(4.5)
Money market	585,742	518,740	67,002	12.9
Negotiable Order of Withdrawal ("NOW")	697,892	654,227	43,665	6.7
Certificates of deposit	749,990	805,623	(55,633)	(6.9)
Total deposits	$3,053,500	$2,972,806	$80,694	2.7%

The average rate paid on interest-bearing deposits was 2.33% for the third quarter of 2026, down 24 bps compared to the third quarter of 2025. At September 30, 2026, certificates of deposit maturing within the next 12 months totaled $729.4 million.

The total amounts of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with Federal Deposit Insurance Corporation ("FDIC") regulations) were $933.7 million at September 30, 2026 and $885.4 million at December 31, 2025. Public funds in excess of the FDIC insurance limits are fully collateralized.

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

The carrying value of the Notes was $54.8 million and $54.7 million at September 30, 2026 and December 31, 2025, respectively. The subordinated debt was recorded net of issuance costs and amortized using the straight-line method over five years.

Federal Home Loan Bank Advances

The average balance of total FHLB advances was $0.0 million for the third quarter of 2026, down $39.4 million compared to the third quarter of 2025.

The Company had no short-term FHLB advances as of September 30, 2026 and December 31, 2025. At September 30, 2026 and December 31, 2025, the Company had $0.0 million and $3.0 million in long-term FHLB advances, respectively, and $1.3 billion and $1.3 billion in additional FHLB advances available, respectively.

Shareholders’ Equity

Total shareholders’ equity increased $18.0 million, or 4.1%, from $435.1 million at December 31, 2025 to $453.1 million at September 30, 2026. Shareholders' equity increased primarily due to net income of $33.1 million, which was partially offset by an increase in the accumulated other comprehensive loss on available for sale investment securities and cash dividends paid on the common stock during the nine months ended September 30, 2026.

At September 30, 2026, the Company and the Bank had regulatory capital amounts that were well in excess of regulatory requirements. The following table presents actual and required capital ratios for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2026 based on the required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:
Tier 1 risk-based capital	$398,102	13.26%	$255,177	8.50%	N/A	N/A
Total risk-based capital	488,992	16.29	315,219	10.50	N/A	N/A
Tier 1 leverage capital	398,102	11.27	141,302	4.00	N/A	N/A

Bank:
Common equity Tier 1 capital (to risk-weighted assets)	$435,628	14.51%	$210,137	7.00%	$195,128	6.50%
Tier 1 risk-based capital	435,628	14.51	255,167	8.50	240,157	8.00
Total risk-based capital	471,680	15.71	315,206	10.50	300,196	10.00
Tier 1 leverage capital	435,628	12.33	141,301	4.00	176,626	5.00

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

The Company uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets and to meet operating expenses. At September 30, 2026, certificates of deposit maturing within the next 12 months totaled $729.4 million. Based upon historical experience, the Company anticipates that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of securities available for sale, the Company has significant borrowing capacity available to fund liquidity needs. In recent years, the Company has utilized borrowings as a cost efficient addition to deposits as a source of funds. Borrowings consist of advances from the FHLB of Dallas, of which the Company is a member. Under terms of the collateral agreement with the FHLB, the Company pledges residential mortgage loans and investment securities as well as the Company’s stock in the FHLB as collateral for such advances. For the nine months ended September 30, 2026, the average balance of outstanding FHLB advances was $629,000. At September 30, 2026, the Company had no outstanding FHLB advances.

Asset/Liability Management
The objective of asset/liability management is to implement strategies for the funding and deployment of the Company’s financial resources that are expected to maximize soundness and profitability over time at acceptable levels of risk. Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows. The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the change in its net interest income over a range of interest rate scenarios. Based on the Company’s interest rate risk model, the table below sets forth the results of immediate and sustained changes in interest rates as of September 30, 2026.

Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
+200	4.8%
+100	2.5%
-100	(3.3)%
-200	(6.1)%

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

To meet the financing needs of its customers, the Company issues financial instruments which represent conditional obligations that are not recognized, wholly or in part, in the statements of financial condition. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments expose the Company to varying degrees of credit and interest rate risk in much the same way as funded loans. The same credit policies are used in these commitments as for on-balance sheet instruments. At both September 30, 2026 and December 31, 2025, the Company's ACL on unfunded commitments totaled $1.6 million.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of the periods indicated.

	Contract Amount
(dollars in thousands)	September 30, 2026	December 31, 2025
Standby letters of credit	$12,967	$8,724
Available portion of lines of credit	529,209	498,442
Undisbursed portion of loans in process	80,450	69,223
Commitments to originate loans	188,081	165,251

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
RESULTS OF OPERATIONS
Net income for the third quarter of 2026 was $10.1 million, down $2.3 million, or 18.3%, compared to the third quarter of 2025. Diluted EPS for the third quarter of 2026 was $1.28, down $0.31 compared to the third quarter of 2025.

Net income for the nine months ended September 30, 2026 was $33.1 million, down $1.6 million, compared to the nine months ended September 30, 2025. Diluted EPS for the nine months ended September 30, 2026 was $4.21, down $0.20 compared to the nine months ended September 30, 2025.

During the three and nine months ended September 30, 2026, the Company recorded provisions of $1.0 million and $2.7 million, respectively. The provision for the three months ended September 30, 2026 was primarily attributable to increased reserves on individually analyzed loans, partially offset by the reduction in total loans, while the provision for the nine months ended September 30, 2026 was driven by increased reserves on individually analyzed loans, loan growth, and net charge-offs. During the three months ended September 30, 2025, the Company reversed $229,000 of the ALL, primarily due to loan reduction during the quarter. During the nine months ended September 30, 2025, the Company provisioned $654,000 to the ALL, primarily due to an increase in nonaccrual loans during the year.

Net Interest Income
Net interest income is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. The Company’s net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s taxable equivalent ("TE") net interest spread was 3.40% and 3.26% for the quarters ended September 30, 2026 and 2025, respectively, and 3.43% and 3.19% for the nine months ended September 30, 2026 and 2025, respectively.

Net interest income totaled $35.9 million for the third quarter of 2026, up $1.8 million, or 5.3%, compared to the third quarter of 2025. For the nine months ended September 30, 2026, net interest income totaled $106.2 million, up $7.0 million, or 7.1%, compared to the nine months ended September 30, 2025.

The Company’s TE net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.19% and 4.10% for the quarters ended September 30, 2026 and 2025, respectively. For the same periods, the average loan yield was 6.40% and 6.53%, respectively. The Company’s net interest margin increased over the comparable periods, primarily due to lower funding costs in the third quarter of 2026. However, during the third quarter of 2026, the net interest margin was adversely impacted by approximately 9 basis points due to lower loan yields resulting from the transfer of six loan relationships to nonaccrual status. These transfers resulted in approximately $862,000 in interest income reversals, reducing the average loan yield by approximately 12 basis points.

The net interest margin for the nine months ended September 30, 2026 and 2025 was 4.20% and 4.02%, respectively. For the same periods, the average loan yield was 6.42% and 6.49%, respectively. The Company's net interest margin increased over the comparable periods, primarily due to lower funding costs in 2026, which was partially offset by loans transferred to nonaccrual status, reducing the net interest margin by approximately 3 basis points and the average loan yield by approximately 5 basis points in 2026.

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

	Three Months Ended September 30,
	2026			2025
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$2,773,575	$45,236	6.40%	$2,743,695	$45,607	6.53%
Investment securities
Taxable	423,621	3,069	2.90	395,840	2,432	2.46
Tax-exempt (TE)	14,975	65	2.19	16,049	72	2.26
Total investment securities	438,596	3,134	2.87	411,889	2,504	2.45
Other interest-earning assets	150,923	1,373	3.61	99,707	1,111	4.42
Total interest-earning assets (TE)	3,363,094	$49,743	5.82	3,255,291	$49,222	5.95
Noninterest-earning assets	225,680			211,779
Total assets	$3,588,774			$3,467,070
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,467,688	$6,524	1.76%	$1,301,888	$5,783	1.76%
Certificates of deposit	743,677	6,460	3.45	826,652	8,022	3.85
Total interest-bearing deposits	2,211,365	12,984	2.33	2,128,540	13,805	2.57
Other borrowings	—	—	—	5,539	54	3.80
Subordinated debt	54,810	844	6.17	54,593	845	6.19
Short-term FHLB advances	—	—	—	27,120	303	4.38
Long-term FHLB advances	—	—	—	12,325	109	3.54
Total interest-bearing liabilities	2,266,175	$13,828	2.42	2,228,117	$15,116	2.69
Noninterest-bearing liabilities	864,425			822,714
Total liabilities	3,130,600			3,050,831
Shareholders’ equity	458,174			416,239
Total liabilities and shareholders' equity	$3,588,774			$3,467,070
Net interest-earning assets	$1,096,919			$1,027,174
Net interest spread (TE)		$35,915	3.40%		$34,106	3.26%
Net interest margin (TE)			4.19%			4.10%
(1)Nonperforming loans are included in the respective average loan balances, net of deferred fees, discounts and loans in process.

	Nine Months Ended September 30,
	2026			2025
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$2,757,008	$133,954	6.42%	$2,750,985	$134,926	6.49%
Investment securities
Taxable	407,025	8,293	2.72	409,818	7,547	2.46
Tax-exempt (TE)	15,315	205	2.25	16,097	217	2.27
Total investment securities	422,340	8,498	2.70	425,915	7,764	2.45
Other interest-earning assets	159,205	4,250	3.57	75,702	2,362	4.17
Total interest-earning assets (TE)	3,338,553	$146,702	5.82	3,252,602	$145,052	5.90
Noninterest-earning assets	223,583			211,231
Total assets	$3,562,136			$3,463,833
Interest-bearing liabilities:
Deposits:
Savings, checking and money market	$1,457,177	$18,629	1.71%	$1,301,660	$16,715	1.72%
Certificates of deposit	748,448	19,330	3.45	783,670	22,854	3.90
Total interest-bearing deposits	2,205,625	37,959	2.30	2,085,330	39,569	2.54
Other borrowings	—	—	—	5,550	160	3.84
Subordinated debt	54,755	2,534	6.17	54,540	2,534	6.20
Short-term FHLB advances	—	—	—	91,876	3,078	4.42
Long-term FHLB advances	629	7	1.51	18,982	505	3.54
Total interest-bearing liabilities	2,261,009	$40,500	2.39	2,256,278	$45,846	2.71
Noninterest-bearing liabilities	850,687			799,472
Total liabilities	3,111,696			3,055,750
Shareholders’ equity	450,440			408,083
Total liabilities and shareholders' equity	$3,562,136			$3,463,833
Net interest-earning assets	$1,077,544			$996,324
Net interest spread (TE)		$106,202	3.43%		$99,206	3.19%
Net interest margin (TE)			4.20%			4.02%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026 Compared to 2025			2026 Compared to 2025
	Change Attributable To			Change Attributable To
(dollars in thousands)	Rate	Volume	Increase/ (Decrease)	Rate	Volume	Increase/ (Decrease)
Interest income:
Loans receivable	$(915)	$544	$(371)	$(794)	$(178)	$(972)
Investment securities	449	181	630	511	223	734
Other interest-earning assets	(256)	518	262	448	1,440	1,888
Total interest income	(722)	1,243	521	165	1,485	1,650
Interest expense:
Savings, checking and money market accounts	(178)	919	741	426	1,488	1,914
Certificates of deposit	(799)	(763)	(1,562)	(2,029)	(1,495)	(3,524)
Other borrowings	1	(55)	(54)	(52)	(108)	(160)
Subordinated debt	(3)	2	(1)	(3)	3	—
FHLB advances	(206)	(206)	(412)	(1,755)	(1,821)	(3,576)
Total interest expense	(1,185)	(103)	(1,288)	(3,413)	(1,933)	(5,346)
Increase in net interest income	$463	$1,346	$1,809	$3,578	$3,418	$6,996

Noninterest Income

Noninterest income for the third quarter of 2026 totaled $4.2 million, up $463,000, or 12.4%, from $3.7 million earned for the same period in 2025. Noninterest income increased over the comparable period primarily due to increases in other income (up $215,000), bank card fees (up $127,000), and service fees and charges (up $104,000).

Noninterest income for the nine months ended September 30, 2026 totaled $11.9 million, up $395,000, or 3.4%, from $11.5 million earned for the same period in 2025. Noninterest income increased over the comparable periods primarily due to increases in service fees and charges (up $294,000) and bank card fees (up $111,000).

Noninterest Expense

Noninterest expense for the third quarter of 2026 totaled $26.3 million, up $3.8 million, or 16.8%, from the third quarter of 2025. Noninterest expense increased over the comparable quarter primarily due to an increase in foreclosed assets, net (up $1.7 million primarily for write downs on foreclosed assets due to updated values or contracts), compensation and benefits (up $1.6 million), other expenses (up $356,000), and data processing and communication (up $278,000), which were partially offset by a decrease in occupancy (down $81,000).

Noninterest expense for the nine months ended September 30, 2026 totaled $73.8 million, up $7.3 million, or 11.0%, from the same period in 2025. Noninterest expense increased over the comparable quarter primarily due to an increase in compensation and benefits (up $4.4 million), foreclosed assets, net (up $1.5 million primarily for write downs on foreclosed assets due to updated values or contracts), the absence of a reversal to the ACL on unfunded commitments ($970,000), and other expenses (up $697,000), partially offset by a decrease in franchise and shares tax (down $222,000).

Income Taxes

Income tax expense for the three and nine months ended September 30, 2026 totaled $2.7 million and $8.5 million, respectively, compared to $3.2 million and $8.8 million for the three and nine months ended September 30, 2025, respectively. The Company's effective tax rates for the third quarters of 2026 and 2025 were 21.0% and 20.5%, respectively. For the nine months ended September 30, 2026 and 2025, the Company's effective tax rates were 20.4% and 20.3%, respectively.

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
Quantitative and qualitative disclosures about market risk are presented in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2025, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Market Risk”. Additional information at September 30, 2026 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Asset/Liability Management”.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Not applicable.

Item 1A.	Risk Factors.
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds.
(a)    Not applicable.
(b)    Not applicable.
(c)    The Company’s purchases of its common stock made during the quarter ended September 30, 2026 consisted of stock repurchases under the Company’s approved plan and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
July 1 – July 31, 2026	100	$70.21	100	383,070
August 1 – August 31, 2026	250	68.99	250	382,820
September 1 – September 30, 2026	—	—	—	382,820
Total	350	$69.34	350	382,820
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
(a)    Not applicable.
(b)    Not applicable.
(c)    During the fiscal quarter ended September 30, 2026, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

HOME BANCORP, INC.

November 4, 2026	By:	/s/ John W. Bordelon
John W. Bordelon
Chairman of the Board and Chief Executive Officer

November 4, 2026	By:	/s/ David T. Kirkley
David T. Kirkley
Senior Executive Vice President and Chief Financial Officer

November 4, 2026	By:	/s/ Mary H. Hopkins
Mary H. Hopkins
Home Bank, N. A. Senior Vice President and Director of Financial Management